Form 10-Q
period 1996-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 1996-05-09
CIK 888491

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q
(MARK ONE)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
                                -------    -------
COMMISSION FILE NUMBER 1-11316

                                OMEGA HEALTHCARE
                                INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    MARYLAND
                            (State of Incorporation)
                                   38-3041398
                      (I.R.S. Employer Identification No.)

            905 W. EISENHOWER CIRCLE, SUITE 110, ANN ARBOR, MI 48103
                    (Address of principal executive offices)

                                 (313) 747-9790
                    (Telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
    ---          ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996.

                          COMMON STOCK, $.10 PAR VALUE
                                    (Class)
                                   17,129,810
                               (Number of shares)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        OMEGA HEALTHCARE INVESTORS, INC.

                                   FORM 10-Q

                                 MARCH 31, 1996

                                     INDEX

ITEM                                                                                      PAGE
- - ----                                                                                      ----
                               PART I -- FINANCIAL INFORMATION
 1.   Condensed Consolidated Financial Statements:
      Balance Sheets --
        March 31, 1996 (unaudited) and December 31, 1995..................................   2
      Statements of Operations (unaudited) --
        Three-month periods ended:
          March 31, 1996
          March 31, 1995..................................................................   3
      Statements of Cash Flows (unaudited) --
        Three-month periods ended:
          March 31, 1996
          March 31, 1995..................................................................   4
      Notes to Condensed Financial Statements (unaudited).................................   5
 2.   Management's Discussion and Analysis of Financial Condition and Results of
        Operations........................................................................   6
                                 PART II -- OTHER INFORMATION
 4.   Submission of Matters to a Vote of Security Holders.................................   7
 6.   Exhibits and Reports on Form 8-K....................................................   8

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OMEGA HEALTHCARE INVESTORS, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                                         MARCH 31,     DECEMBER 31,
                                                                           1996            1995
                                                                        -----------    ------------
                                                                        (UNAUDITED)     (SEE NOTE)
                                ASSETS
Investments in real estate:
  Real estate properties -- net.......................................   $ 334,287       $336,720
  Mortgage notes receivable...........................................     181,277        158,290
                                                                         ---------       --------
                                                                           515,564        495,010
Other investments.....................................................      40,296         32,599
                                                                         ---------       --------
                                                                           555,860        527,609
Cash and short-term investments.......................................       2,983          6,426
Goodwill and non-compete agreements -- net............................       8,823          9,228
Other assets..........................................................      10,607          7,925
                                                                         ---------       --------
                                                                         $ 578,273       $551,188
                                                                         =========       ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Acquisition line of credit............................................   $   4,500       $ 74,690
Unsecured borrowings..................................................      86,384         86,384
Secured borrowings....................................................      24,383         34,069
Subordinated convertible debentures...................................      95,000
Accounts payable and accrued expenses.................................      11,041          8,917
                                                                         ---------       --------
       Total liabilities..............................................     221,308        204,060
Common stock and additional paid-in capital...........................     374,698        362,468
Cumulative net earnings...............................................      64,975         56,784
Cumulative dividends paid.............................................     (82,491)       (72,071)
Unamortized restricted stock awards...................................        (217)           (53)
                                                                         ---------       --------
       Total shareholders' equity.....................................     356,965        347,128
                                                                         ---------       --------
                                                                         $ 578,273       $551,188
                                                                         =========       ========

NOTE -- The balance sheet at December 31, 1995, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                             ------------------
                                                                              1996       1995
                                                                             -------    -------
Revenues
  Rental income...........................................................   $10,467    $ 9,916
  Mortgage interest income................................................     5,375      4,422
  Other investment income.................................................     1,127        107
  Other...................................................................       205         76
                                                                             -------    -------
                                                                              17,174     14,521
Expenses
  Depreciation and amortization...........................................     3,392      3,233
  Interest................................................................     4,615      3,509
  General and administrative..............................................       976        890
                                                                             -------    -------
                                                                               8,983      7,632
                                                                             -------    -------
Net earnings..............................................................   $ 8,191    $ 6,889
                                                                             =======    =======
Net earnings per share....................................................     $0.49      $0.44
                                                                               =====      =====
Dividends paid per share..................................................     $0.62      $0.59
                                                                               =====      =====
Weighted average number of shares outstanding.............................    16,885     15,748
                                                                              ======     ======

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             1996        1995
                                                                           --------    --------
Cash Flows from Operating Activities
  Net earnings..........................................................   $  8,191    $  6,889
  Adjustment to reconcile net earnings to cash provided by operations:
     Depreciation and amortization......................................      3,392       3,233
     Other noncash items................................................        142         312
                                                                           --------    --------
Cash from operating activities available for distribution...............     11,725      10,434
Net change in operating assets and liabilities..........................      1,534         811
                                                                           --------    --------
Net cash provided by operating activities...............................     13,259      11,245
Cash Flows from Financing Activities
  Dividends paid........................................................    (10,420)     (9,280)
  Proceeds from Dividend Reinvestment Plan..............................     12,018       2,422
  Payments on acquisition line of credit................................    (70,190)
  Payments of senior mortgage notes.....................................                 (1,047)
  Proceeds from subordinated convertible debentures, less issue costs...     92,813
  Payments of long-term borrowings......................................     (9,686)       (297)
  Refund of transaction deposits........................................                 (2,310)
  Other.................................................................                     37
                                                                           --------    --------
Cash provided by (used in) financing activities.........................     14,535     (10,475)
Cash Flows from Investing Activities
  Acquisition of real estate............................................       (375)     (5,457)
  Placement of mortgage loans...........................................    (23,095)
  Advance funding of investments........................................       (158)     (2,438)
  Collections of mortgage notes.........................................        107         566
  Fundings of other investments.........................................     (7,716)
  Other.................................................................                    (72)
                                                                           --------    --------
Cash used in investing activities.......................................    (31,237)     (7,401)
                                                                           --------    --------
Decrease in Cash and Short-Term Investments.............................   $ (3,443)   $ (6,631)
                                                                           ========    ========

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1996

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- FIRST QUARTER REAL ESTATE INVESTMENTS

     In January 1996 the Company provided a $4.5 million convertible participating mortgage loan to ExtendaCare, Inc. This mortgage relates to three nursing home facilities in Kentucky with a total of 192 beds and an office building. The Company also placed a $15.8 million participating mortgage loan related to four nursing home facilities in Florida with 423 beds. The four facilities are operated by Advocat, Inc. Additionally, the Company advanced $3.5 million to Unison Healthcare, Inc. pending the placement of mortgages on certain facilities in Texas.

     At March 31, 1996, the Company has commitments, subject to certain conditions, to provide additional financing totaling approximately $41 million.

NOTE C -- ASSET CONCENTRATIONS

     As of March 31, 1996, 95% of the Company's total investments relate to long-term care facilities. Investments with the three largest operators total 38%, represented by 18.8% of total investments with Advocat, Inc (previously Diversicare Corporation of America), 10.1% with Professional Healthcare Management Inc., a wholly-owned subsidiary of GranCare, Inc. and 8.2% with Unison Healthcare, Inc.

     The aggregate of investments with publicly traded operators decreased to 52.3% of total investments at March 31, 1996, from 52.5% of total investments at December 31, 1995. The change reflects additional investments with Advocat and Unison, coupled with the addition of Regency Healthcare Services, Inc., as an operator of Company properties through its acquisition of certain facilities operated by Liberty Healthcare entities. These additions were offset by a decrease resulting from the Company's initiation of the early termination of leases and related re-leasing of certain facilities previously operated by Beverly Enterprises, Inc.

NOTE D -- NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. The inclusion of options using the treasury stock method and the assumed conversion of debentures outstanding is not materially dilutive.

                        OMEGA HEALTHCARE INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues for the quarter ended March 31, 1996 totaled $17.2 million, an increase of $2.7 million over the period ending March 31, 1995. The 1996 revenue growth stems primarily from additional investments of $96.4 million during the twelve-month period ended March 31, 1996. Real estate investments of $539 million as of March 31, 1996 have an average yield of approximately 12.2%.

     Expenses for the quarter ended March 31, 1996 totaled $8,983,000, an increase of $1.4 million over expenses of $7.6 million for 1995. The provision for depreciation and amortization for the three-month period ending March 31, 1996 totaled $3.4 million increasing by $159,000 over the 1995 period as a result of additional investments.

     Interest expense for the quarter ended March 31, 1996 was approximately $4.6 million, compared with $3.5 million for 1995. The increase in 1996 is primarily due to higher average borrowings outstanding during the 1996 period, offset by lower interest rates.

     General and administrative expenses for the quarter ending March 31, 1996 totaled approximately $980,000 or approximately 5.7% of revenues as compared to 6.1% for 1995.

     No provision for federal income taxes has been made since the Company intends to continue to qualify as a real estate investment trust under the provisions of the Internal Revenue Code. Accordingly, the Company will not be subject to federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other conditions.

     Net earnings were $8.2 million for the 1996 period, an increase of approximately 16% over the 1995 period as a result of the various factors mentioned above. The weighted average outstanding shares increased to 16.9 million shares from 15.7 million shares, as a result of shares issued pursuant to the Dividend Reinvestment Program.

     Cash provided by operating activities available for distribution (FAD) for the period ending March 31, 1996 was $11,725,000, an increase of $1.3 million (12%) over the 1995 three-month period. FAD is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments, amortization of deferred financing cost and the net effect of all other non-cash items included in net earnings. Funds From Operations (FFO) totaled $11,737,000 ($.70 per share) for the 1996 quarter, increasing $1,485,000 (14.5%) as compared to $10,252,000
($0.65 per share) for the three months ended March 31, 1995. FFO is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash compensation. While there generally is very little difference between FAD and FFO for healthcare REITS, both of these measures of cash flow are used by analysts and investors as benchmarks for measuring profitability and capacity to sustain dividend payments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continually seeks new investments in healthcare real estate properties, primarily long-term care facilities, with the objective of profitable growth and further diversification of the investment portfolio. Permanent financing for future investments is expected to be provided through a combination of both private placement and public offerings of debt and/or equity securities. In January 1996, the Company completed the placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001. Net proceeds were used to repay certain borrowings, including $75 million under the acquisition line of credit and $9.6 million of secured borrowings, and to fund real estate investments. The debentures are convertible into shares of common stock at a price of $28.625 per share representing a premium of 105% of the market price of the Company's stock on the date the debentures were sold. At March 31, 1996, 3,319,000 shares of common stock are reserved for possible issuance upon conversion.

                        OMEGA HEALTHCARE INVESTORS, INC.

     As of March 31, 1996, the Company has a strong financial position with total assets of $578 million, shareholders' equity of $357 million, and long-term borrowings of $206 million representing 36% of the total capitalization. The Company anticipates eventually attaining and then maintaining a long-term debt-to-capitalization ratio of approximately 40%. The Company has available permitted additional borrowings of $95.5 million under its line of credit arrangement. Management believes the Company's liquidity and various sources of available capital are adequate to finance operations, fund future investments in additional facilities, and meet debt service requirements.

     The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $0.62 per share for the quarter ended March 31, 1996, compared with $0.59 per share for 1995. Additionally, on April 16, 1996, a $0.62 per share dividend was declared, payable on May 15, 1996 to shareholders of record on May 2, 1996. The current $0.62 per quarter rate represents an annualized rate of $2.48 per share.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A) THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON APRIL 16,
         1996.

     (B) THE FOLLOWING DIRECTORS WERE RE-ELECTED AT THE MEETING FOR A THREE-YEAR
         TERM:

                              Essel W. Bailey, Jr.

                              Harold J. Kloosterman

         The following directors were not elected at the meeting but their term of office continued after the meeting:

                              James E. Eden

                              Thomas F. Franke

                              Bernard J. Korman

                              Edward Lowenthal

                              Robert L. Parker

     (C) THE RESULTS OF THE VOTE WERE AS FOLLOWS:

          NAME                   FOR             WITHHELD
- - -------------------------     ----------         --------
Essel W. Bailey, Jr.          15,288,247          73,824
Harold J. Kloosterman         15,289,522          72,549

     (D) NOT APPLICABLE

                        OMEGA HEALTHCARE INVESTORS, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS -- THE FOLLOWING EXHIBIT IS FILED HEREWITH:

         EXHIBIT                                       DESCRIPTION
         -------         -----------------------------------------------------------------------
         27              Financial Data Schedule
         99.1            Subordination of Management Agreement and Management Fees by and
                         between Diversicare Management Services Co. and Emerald Healthcare,
                         Inc. The Agreement subordinates to Omega's payments all management contracts and fees payable by Emerald to Advocat (the parent of
                         Diversicare). In addition, under the Agreement, a default under the
                         Emerald Mortgage constitutes a default under all other agreements between the Registrant and Advocat with respect to the operation by
                         Advocat of approximately 3,400 licensed beds.

     (B) REPORTS ON FORM 8-K. THE FOLLOWING REPORTS ON FORM 8-K WERE FILED SINCE DECEMBER 31, 1995:

        Items Reported

         Form 8-K dated January 19, 1996 -- Report in connection with the issuance of Subordinated Convertible Debentures which includes only exhibits required under Item 7 of the form as follows: Placement Agency Agreement dated January 19, 1996, First Supplemental Indenture dated January 23, 1996, and Statement of Eligibility of Trustee on Form T-1 dated January 22, 1996.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OMEGA HEALTHCARE INVESTORS, INC.
                                                        Registrant

By:             ESSEL W. BAILEY, JR.               President
     ------------------------------------------
                ESSEL W. BAILEY, JR.                                            Date: May 8, 1996

By:               DAVID A. STOVER                  Chief Financial Officer
     ------------------------------------------
                  DAVID A. STOVER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION
- - ------    ------------------------------------------------------------------------------------
 27       Financial Data Schedule
 99.1     Subordination of Management Agreement and Management Fees by and between Diversicare
          Management Services Co. and Emerald Healthcare, Inc. The Agreement subordinates to
          Omega's payments all management contracts and fees payable by Emerald to Advocat
          (the parent of Diversicare). In addition, under the Agreement, a default under the
          Emerald Mortgage constitutes a default under all other agreements between the
          Registrant and Advocat with respect to the operation by Advocat of approximately
          3,400 licensed beds.