Form 10-Q
period 1996-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 1996-07-19
CIK 888491

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q
(MARK ONE)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________
COMMISSION FILE NUMBER 1-11316

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

Yes  X        No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996.

                          COMMON STOCK, $.10 PAR VALUE
                                    (Class)
                                   17,136,960
                               (Number of shares)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        OMEGA HEALTHCARE INVESTORS, INC.

                                   FORM 10-Q

                                 JUNE 30, 1996

                                     INDEX

                                                                                          PAGE
ITEM                                                                                      NO.
- ----                                                                                      ----
                               PART 1 -- FINANCIAL INFORMATION
 1.   Condensed Consolidated Financial Statements
      Balance Sheets --
        June 30, 1996 (unaudited) and December 31, 1995...................................   2
      Statements of Operations (unaudited) --
        Three-month and Six-month periods ended June 30, 1996 and 1995....................   3
      Statement of Cash Flows (unaudited) --
        Six-month periods ended June 30, 1996 and 1995....................................   4
      Notes to Condensed Financial Statements
        June 30, 1996 (unaudited).........................................................   5
 2.   Management's Discussion and Analysis of Financial Condition and Results of
        Operations........................................................................   6
                                 PART II -- OTHER INFORMATION
 6.   Exhibits and Reports................................................................   7

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OMEGA HEALTHCARE INVESTORS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                                         JUNE 30,      DECEMBER 31,
                                                                           1996            1995
                                                                        -----------    ------------
                                                                        (UNAUDITED)     (SEE NOTE)
                                ASSETS
Investments in real estate:
  Real estate properties -- net.......................................   $ 331,321       $336,720
  Mortgage notes receivable...........................................     192,243        158,290
                                                                         ---------       --------
                                                                           523,564        495,010
Other investments.....................................................      50,173         32,599
                                                                         ---------       --------
                                                                           573,737        527,609
Cash and short-term investments.......................................       7,036          6,426
Goodwill and non-compete agreements -- net............................       8,417          9,228
Other assets..........................................................       9,844          7,925
                                                                         ---------       --------
                                                                         $ 599,034       $551,188
                                                                         =========       ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Acquisition line of credit............................................   $  25,250       $ 74,690
Unsecured borrowings..................................................      86,384         86,384
Secured borrowings....................................................      24,119         34,069
Subordinated convertible debentures...................................      95,000
Accounts payable and accrued expenses.................................      13,231          8,917
                                                                         ---------       --------
       Total Liabilities..............................................     243,984        204,060
Common stock and additional paid-in capital...........................     374,898        362,468
Cumulative net earnings...............................................      73,454         56,784
Cumulative dividends paid.............................................     (93,114)       (72,071)
Unamortized restricted stock awards...................................        (188)           (53)
                                                                         ---------       --------
       Total shareholders' equity.....................................     355,050        347,128
                                                                         ---------       --------
                                                                         $ 599,034       $551,188
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

                        OMEGA HEALTHCARE INVESTORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       UNAUDITED

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           ------------------    ------------------
                                                            1996       1995       1996       1995
                                                           -------    -------    -------    -------
Revenues
  Rental income.........................................   $10,541    $10,032    $21,009    $19,948
  Mortgage interest income..............................     5,877      4,464     11,251      8,886
  Other investment income...............................     1,176        132      2,304        239
  Other.................................................        82         73        286        149
                                                           -------    -------    -------    -------
                                                            17,676     14,701     34,850     29,222
Expenses
  Depreciation and amortization.........................     3,393      3,216      6,785      6,449
  Interest..............................................     4,905      3,590      9,520      7,099
  General and administrative............................       899        731      1,875      1,622
                                                           -------    -------    -------    -------
                                                             9,197      7,537     18,180     15,170
                                                           -------    -------    -------    -------
Net Earnings............................................   $ 8,479    $ 7,164    $16,669    $14,052
                                                           =======    =======    =======    =======
Net earnings per share..................................     $0.49      $0.45      $0.98      $0.89
                                                           =======    =======    =======    =======
Dividends paid per share................................     $0.62      $0.59      $1.24      $1.18
                                                           =======    =======    =======    =======
Weighted average number of shares outstanding...........    17,137     15,904     17,011     15,826
                                                           =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1996        1995
                                                                           --------    --------
Cash Flows from Operating Activities
  Net earnings..........................................................   $ 16,669    $ 14,052
  Adjustment to reconcile net earnings to cash provided by operations:
     Depreciation and amortization......................................      6,785       6,449
     Other noncash items................................................        283         635
                                                                           --------    --------
Cash from operating activities available for distribution...............     23,737      21,136
Net change in operating assets and liabilities..........................      5,058       1,328
                                                                           --------    --------
Net cash provided by operating activities...............................     28,795      22,464

Cash Flows from Financing Activities
  Dividends paid........................................................    (21,043)    (18,630)
  Proceeds from Dividend Reinvestment Plan..............................     12,217       8,056
  (Payments) proceeds on acquisition line of credit.....................    (49,440)      4,000
  Proceeds from subordinated convertible debentures, less issue costs...     92,651
  Payments of long-term borrowings......................................     (9,949)     (2,580)
  Refund of transaction deposits........................................                 (2,310)
  Other.................................................................       (531)       (180)
                                                                           --------    --------
Cash provided by (used in) financing activities.........................     23,905     (11,644)

Cash Flows from Investing Activities
  Acquisition of real estate............................................       (532)     (5,458)
  Placement of mortgage loans...........................................    (34,185)     (6,842)
  Advance funding of investments........................................                 (3,542)
  Collections of mortgage notes.........................................        231         656
  Fundings of other investments.........................................    (17,573)
  Other.................................................................        (32)        (13)
                                                                           --------    --------
Cash used in investing activities.......................................    (52,091)    (15,199)
                                                                           --------    --------
     Increase (Decrease) in Cash and Short-Term Investments.............   $    610    $ (4,379)
                                                                           ========    ========

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1996

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- SECOND QUARTER REAL ESTATE INVESTMENTS

     In June 1996 the Company provided a $11,090,000 participating mortgage loan to Emerald Healthcare. This mortgage relates to two nursing home facilities in Florida with a total of 300 beds.

NOTE C -- ASSET CONCENTRATIONS

     As of June 30, 1996, approximately 55% of the Company's total real estate investments relate to publicly traded operators. Investments with these operators are represented by: Advocat, Inc (19.8%); Professional Healthcare Management, Inc., a wholly-owned subsidiary of GranCare, Inc. (10.7%); Unison Healthcare (8.7%); Regency Healthcare Services (8.4%); Res-Care (5.2%); and Integrated Health Services (1.8%). The aggregate of investments with publicly traded operators increased approximately 2% during 1996 primarily as a result of the funding of additional investments with Advocat and Unison, coupled with the addition of Regency Healthcare Services, Inc., as an operator through its acquisition of certain facilities operated by Liberty Healthcare entities. This percentage increase was partially offset by the Company's initiation of the early termination of leases and related re-leasing of certain facilities previously operated by Beverly Enterprises, Inc.

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

                        OMEGA HEALTHCARE INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues for the three-month and six-month periods ending June 30, 1996 totaled $17.7 and $34.9 million respectively, an increase of $3.0 million and $5.7 million, respectively over the same periods in 1995. The 1996 revenue growth stems primarily from additional investments of approximately $110 million during the twelve-month period ended June 30, 1996. Additionally, revenue growth of approximately $625,000 stems from participating incremental net revenues which became effective in 1996. Real estate investments of $550 million as of June 30, 1996 have an average yield of 11.96%.

     Expenses for the three-months ending June 30, 1996 totaled $9,197,000, an increase of $1.7 million over expenses of $7.5 million for the same period in 1995. Expenses for the six-month period ending June 30, 1996 totaled $18.2 million, increasing $3.0 million over the expenses for the 1995 six-month period. The provision for depreciation and amortization for the three-month and six-month periods ending June 30, 1996 totaled $3.4 million and $6.8, increasing by $177,000 and $336,000 over the 1995 periods as a result of additional investments.

     Interest expense for the quarter ended June 30, 1996 was approximately $4.9 million, compared with $3.6 million for the 1995 three-month period. For the six-month period ended June 30, 1996, interest expense totaled approximately $9.5 million, increasing $2.4 million over the 1995 period. The increases in 1996 are primarily due to higher average borrowings, offset by lower interest rates.

     General and administrative expense for the three-months and six-months ended June 30, 1996 totaled approximately $900,000 and $1,875,000. These expenses for the three-month and six-month periods were approximately 5.1% and 5.4% of revenues as compared to 5.0% and 5.6% for the same periods 1995.

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

     As a result of the various factors mentioned above, net earnings were $8.5 million for the three-month 1996 period, an increase of approximately 18.1% over the 1995 period. Net earnings for the six-month period in 1996 increased approximately $2,617,000 (18.6%) over the 1995 period. Net earnings per share for the three-month period ending June 30 were $0.49 in 1996 and $0.45 in 1995, while net earnings per share for the six-month period were $0.98 in 1996 and $0.89 in 1995. The 1996 per share increases stem from additional earnings offset by an increase of approximately 7.5% in average shares outstanding during the respective periods.

     Cash provided by operating activities available for distribution (FAD) for the six-month period ending June 30, 1996 was $23,737,000, an increase of $2.6 million (12.3%) over the 1995 six-month period. FAD is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments, amortization of deferred financing cost and the net effect of all other non-cash items included in net earnings. Funds From Operations (FFO) totaled $0.70 per share ($12,027,000) for the 1996 second quarter, increasing 6.1% as compared to $0.66 per share for the three months ended June 30, 1995. For the 1996 six-month period FFO totaled $23.7 million ($1.40 per share) increasing $3 million and $0.09 per share over the six-months ending 1995. FFO is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash compensation. While there generally is very little difference between FAD and FFO for healthcare REITS, both of these measures of cash flow are used by analysts and investors as benchmarks for measuring profitability and capacity to sustain dividend payments.

                        OMEGA HEALTHCARE INVESTORS, INC.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continually seeks new investments in healthcare real estate properties, primarily long-term care facilities, with the objective of profitable growth and further diversification of the investment portfolio. As of the date of this report, commitments for third quarter fundings of investments in long-term care facilities total approximately $17.5 million.

     Permanent financing for future investments is expected to be provided through a combination of both private placement and public offerings of debt and/or equity securities. In January 1996, the Company completed the placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001. Net proceeds were used to repay certain borrowings, including $75 million under the acquisition line of credit and $9.6 million of secured borrowings, and to fund real estate investments. The debentures are convertible into shares of common stock at a price of $28.625 per share representing a premium of 105% of the market price of the Company's stock on the date the debentures were sold. At June 30, 1996, 3,319,000 shares of common stock are reserved for possible issuance upon conversion. Additionally, in June 1996 the Company executed agreements to increase its current credit facility by $50 million. The increase in the credit facility allows for an additional $25 million on the revolving credit facility, increasing it to $125 million, plus the equivalent of $25 million in a pound sterling denominated term loan which would be due in October 2000 once drawn. The original loan agreement has been amended and restated, with the term extended to July 1999.

     As of June 30, 1996, the Company has a strong financial position with total assets of $599 million, shareholders' equity of $355 million, and long-term borrowings of $206 million representing 34% of the total capitalization. The Company anticipates eventually attaining and then maintaining a long-term debt-to-capitalization ratio of approximately 40%. The Company has available permitted additional borrowings of $124.77 million under its new credit arrangement. Management believes the Company's liquidity and various sources of available capital are adequate to finance operations, fund future investments in additional facilities, and meet debt service requirements.

     The Company distributes a large portion of the cash available from operations. The dividend payout ratio, that is the ratio of the per share amounts of dividends paid to the per share amount of funds from operations, was 88.5% for the six-month period ended June 30, 1996, compared with 90.1% for the same period in 1995. On July 17, 1996 , a $0.62 per share dividend was declared, payable on August 15, 1996 to shareholders of record on August 2, 1996. The current $0.62 per quarter rate represents an annualized rate of $2.48 per share as compared with $2.36 for 1995.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS -- THE FOLLOWING EXHIBIT IS FILED HEREWITH:

         EXHIBIT  DESCRIPTION

         27       Financial Data Schedule

     (B) REPORTS ON FORM 8-K. THE FOLLOWING REPORTS ON FORM 8-K WERE FILED SINCE MARCH 31, 1996:

         Items Reported

         Form 8-K dated June 10, 1996 -- Report in connection with execution of Amended and Restated Loan Agreement among the Registrant, Fleet Bank N.A., as agent, and the Banks signatory thereto.

                        OMEGA HEALTHCARE INVESTORS, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OMEGA HEALTHCARE INVESTORS, INC.
                                                        Registrant

By:             ESSEL W. BAILEY, JR.               President
     ------------------------------------------
                ESSEL W. BAILEY, JR.                                            } Date: July 19, 1996

By:               DAVID A. STOVER                  Chief Financial Officer
     ------------------------------------------
                  DAVID A. STOVER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION
- ------    ------------------------------------------------------------------------------------
 27       Financial Data Schedule