Form 10-Q
period 1996-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 1996-10-18
CIK 888491

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----           EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1996
                               ------------------------------------------
                                     or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
                      Commission file number      1-11316
                                             -----------------
                        OMEGA HEALTHCARE INVESTORS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)
               Maryland                           38-3041398
        (State of Incorporation)      (I.R.S. Employer Identification No.)


           905 W. Eisenhower Circle, Suite 110, Ann Arbor, MI  48103
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
                       Yes X      No
                          ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996


                Common Stock, $.l0 par value     17,147,249
                ----------------------------  ------------------
                          (Class)             (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC

                                   FORM 10-Q

                               SEPTEMBER 30, 1996

                                     INDEX



       PART I   Financial Information                           Page No.
       -------  ----------------------                         ----------

       Item 1.  Condensed Consolidated Financial Statements:

                Balance Sheets-                                      3
                           September 30, 1996 (unaudited)
                           and December 31, 1995

                Statements of Operations (unaudited)-                4
                     Three-month and Nine-month periods ended
                     September 30, 1996 and 1995


                Statement of Cash Flows (unaudited)-                 5
                     Nine-month periods ended
                     September 30, 1996 and 1995


                Notes to Condensed Financial Statements              6
                     September 30, 1996 (unaudited)

       Item 2.  Management's Discussion and Analysis of              7
                     Financial Condition and Results of
                     Operations

       PART II  Other Information
       -------  -----------------

       Item 5.  Other Information                                    9

       Item 6.  Exhibits and Reports                                 9

PART I.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                              OMEGA HEALTHCARE INVESTORS, INC

                                          CONDENSED  CONSOLIDATED BALANCE SHEETS
                                                        (In Thousands)

                                                   September 30             December 31
                                                       1996                    1995
                                                    -----------             -----------
                                                    (Unaudited)             (See Note)
            ASSETS
Investments in real estate:
     Real estate properties - net                    $346,116                $336,720
     Mortgage notes receivable                        228,465                 158,290
                                                     --------                --------
                                                      574,581                 495,010
Other investments                                      59,577                  32,599
                                                     --------                --------
                                                      634,158                 527,609

Cash and short-term investments                         3,453                   6,426
Goodwill and non-compete agreements - net               8,011                   9,228
Other assets                                           10,834                   7,925
                                                     --------                --------
                                                     $656,456                $551,188
                                                     ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Acquisition line of credit                            $62,838                 $74,690
Unsecured borrowings                                  111,384                  86,384
Secured borrowings                                     24,027                  34,069
Subordinated convertible debentures                    95,000
Accounts payable and accrued expenses                   9,609                   8,917
                                                     --------                --------
            Total Liabilities                         302,858                 204,060

Common stock and additional
     paid-in capital                                  375,188                 362,468
Cumulative net earnings                                82,270                  56,784
Cumulative dividends paid                            (103,739)                (72,071)
Unamortized restricted stock awards                      (121)                    (53)
                                                     --------                --------
              Total Shareholders' Equity              353,598                 347,128
                                                     --------                --------
                                                     $656,456                $551,188
                                                     ========                ========


Note - The balance sheet at December 31, 1995, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                              OMEGA HEALTHCARE INVESTORS, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Unaudited
                           (In Thousands, Except Per Share Amounts)


                                     Three months ended September 30,    Nine months ended September 30,
                                     --------------------------------    -------------------------------
                                           1996           1995               1996              1995
                                     ----------------  --------------    -------------   ---------------
REVENUES
  Rental income                          $10,690         $10,085            $31,699           $30,034
  Mortgage interest income                 6,439           4,824             17,691            13,710
  Other investment income                  1,681             677              3,985               677
  Other                                                      205                286               592
                                         -------         -------            -------           -------
                                          18,810          15,791             53,661            45,013

EXPENSES
  Depreciation and amortization            3,424           3,209             10,176             9,430
  Interest                                 5,577           4,141             15,097            11,468
  General and administrative                 993             957              2,902             2,580
                                         -------         -------            -------           -------
                                           9,994           8,307             28,175            23,478
                                         -------         -------            -------           -------

NET EARNINGS                              $8,816          $7,484            $25,486           $21,535
                                         =======         =======            =======           =======

Net earnings per share                     $0.51           $0.46              $1.49             $1.35
                                         =======         =======            =======           =======

Dividends paid per share                   $0.62           $0.59              $1.86             $1.77
                                         =======         =======            =======           =======

Weighted average number of
shares outstanding                        17,142          16,169             17,055            15,941
                                         =======         =======            =======           =======


See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In Thousands)

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                         1996             1995
                                                    ------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                         $25,486          $21,535
 Adjustment to reconcile net earnings to cash
 provided by operations:
     Depreciation and amortization                     10,176            9,430
     Other noncash items                                  448            1,160
                                                      -------          -------
Cash from operating activities
available for distribution                             36,110           32,125

Net change in operating assets and liabilities            179            2,122
                                                      -------          -------
Net cash provided by operating activities              36,289           34,247

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid                                       (31,668)         (28,145)
 Proceeds from Dividend Reinvestment Plan              12,545           14,248
 (Payments) proceeds on acquisition line of credit    (11,852)          45,860
 Term loan borrowings                                  25,000
 Proceeds from subordinated convertible debentures,
 less issue costs                                      92,650
 Payments of long-term borrowings                     (10,042)          (7,879)
 Refund of transaction deposits                                         (2,310)
 Other                                                   (373)          (1,267)
                                                      -------          -------
Cash provided by financing activities                  76,260           20,507

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of real estate                           (18,338)          (5,458)
 Placement  of mortgage loans                         (70,531)         (15,300)
 Fundings of other investments                        (26,978)         (32,078)
 Advance funding of investments                                         (3,904)
 Collections of mortgage notes                            355              754
 Other                                                    (30)             (16)
                                                      -------          -------
Cash used in investing activities                    (115,522)         (56,002)
                                                      -------          -------
DECREASE IN CASH AND
     SHORT-TERM INVESTMENTS                           ($2,973)         ($1,248)
                                                      =======          =======




See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                             September 30, 1996


Note A - Basis of Presentation


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Third Quarter Real Estate Investments

     The Company provided a $4,941,000 participating mortgage loan to HCPIII Hillsborough, Inc., a subsidiary of Premiere Associates in August 1996. This mortgage relates to a facility located in Florida with a total of 180 licensed beds.

     In August 1996 the Company purchased from Manor Healthcare Corp., four skilled nursing facilities with 517 total beds for a total purchase consideration of $17,700,000. The facilities are located in Texas, Illinois, Indiana and Iowa. Simultaneously, a lease agreement for these facilities was executed with Sunrise Healthcare Corporation, a subsidiary of Sun Healthcare Group, Inc.

     During the third quarter the Company also purchased a mortgage portfolio of 23 nursing homes with 2,497 licensed beds from Vencor, Inc. The portfolio of first lien mortgages were purchased for approximately $30,250,000.


Note C - Asset Concentrations

     As of September 30, 1996, approximately 53% of the Company's total real estate investments relate to publicly traded operators. Investments with these operators are represented by: Advocat, Inc. (18.3%); Professional Healthcare Management, Inc., a subsidiary of GranCare, Inc., (9.7%); Unison Healthcare
(7.9%); Regency Healthcare Services (7.6%);   Res-Care (4.7%); Sunrise
Healthcare Corporation, a subsidiary of Sun Healthcare Group, Inc. (2.9%) and Integrated Health Services (1.7%). Advocat, Inc. is the only operator representing more than 10% of total real estate investments.


Note D - Net Earnings Per Share

     Net earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. The inclusion of options using the treasury stock method and the assumed conversion of debentures outstanding is not materially dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Revenues for the three-month and nine-month periods ending September 30, 1996 totaled $18.8 and $53.7 million respectively, an increase of $3.0 million and $8.6 million, respectively over the same periods in 1995. The 1996 revenue growth stems primarily from yields on additional investments of approximately $132 million during the twelve-month period ended September 30, 1996. Additionally, approximately $1,035,000 of the nine-month increase stems from participating incremental net revenues which became effective in 1996. Real estate investments of $604 million as of September 30, 1996 have an average yield of 11.93%.

     Expenses for the three-months ending September 30 1996 totaled $9,994,000, an increase of $1.7 million over expenses of $8.3 million for the same period in 1995. Expenses for the nine-month period ending September 30, 1996 totaled $28.2 million, increasing $4.7 million over total expenses for the 1995 nine-month period. The provision for depreciation and amortization for the three-month and nine-month periods ending September 30, 1996 totaled $3.4 million and $10.2, respectively, increasing by $231,000 and $795,000 over the 1995 periods as a result of additional investments in real estate properties.

     Interest expense for the quarter ended September 30, 1996 was approximately $5.6 million, compared with $4.1 million for the 1995 three-month period. For the nine-month period ended September 30, 1996, interest expense totaled approximately $15.1 million, increasing $3.6 million over the 1995 period. The increases in the 1996 periods are primarily due to higher average borrowings, offset by lower interest rates.

     General and administrative expense for the three-months and nine-months ended September 30, 1996 totaled approximately $993,000 and $2,902,000. These expenses for the three-month and nine-month periods were approximately 5.3% and 5.4% of revenues as compared to 6.1% and 5.7% for the same periods in 1995.

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

     As a result of the various factors mentioned above, net earnings were $8.8 million for the three-month 1996 period, an increase of approximately 17.8% over the 1995 period. Net earnings for the nine-month period in 1996 increased approximately $3,951,000 (18.3%) over the 1995 period. Net earnings per share for the three-month period ending September 30 were $0.51 in 1996 and $0.46 in 1995, while net earnings per share for the nine-month period were $1.49 in 1996 and $1.35 in 1995. The 1996 per share increases stem from additional net earnings offset by an increase in average shares outstanding during the 1996 periods.

     Cash provided by operating activities available for distribution (FAD) for the nine-month period ending September 30, 1996 was $36,110,000, an increase of $4.0 million (12.4%) over the 1995 nine-month period. FAD is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments, amortization of deferred financing cost and the net effect of all other non-cash items included in net earnings. Funds From Operations (FFO) totaled $0.72 per share ($12,411,000) for the 1996 third quarter, increasing 7.5% as compared to $0.67 per share for the three months ended September 30,1995. For the 1996 nine-month period FFO totaled $36.2 million ($2.12 per share) increasing $4.6 million and $0.14 per share over the nine-months ending in
1995.   FFO is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash compensation. While there generally is very little difference between FAD and FFO for healthcare REITS, both of these measures of cash flow are used by analysts and investors as benchmarks for measuring profitability and capacity to sustain dividend payments.

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

     In January 1996, the Company completed the placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001. Net proceeds were used to repay certain borrowings, including $75 million under the acquisition line of credit and $9.6 million of secured borrowings, and to fund real estate investments. The debentures are convertible into shares of common stock at a price of $28.625 per share representing a premium of 105% of the market price of the Company's stock on the date the debentures were sold. At September 30, 1996, 3,319,000 shares of common stock are reserved for possible issuance upon conversion.

     In June 1996 the Company executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. The increase in the credit facility allows for an additional $25 million on the revolving credit facility, increasing it to $125 million, plus the equivalent of $25 million in a pound
sterling denominated term loan due in October 2000.   The term loan
availability was drawn in the third quarter.

     As of September 30, 1996, the Company has a strong financial position with total assets of $656 million, shareholders' equity of $354 million, and long-term borrowings of $230 million representing 35% of the total capitalization. The Company anticipates eventually attaining and then maintaining a long-term debt-to-capitalization ratio of approximately 40%. At September 30, 1996, the Company has available permitted additional borrowings of approximately $62 million under its new credit arrangement. Management believes the Company's liquidity and various sources of available capital are adequate to finance operations, fund future investments in additional facilities, and meet debt service requirements.

     The Company distributes a large portion of the cash available from operations. The dividend payout ratio, that is the ratio of the per share amounts of dividends paid to the per share amount of funds from operations, was 87.7% for the nine-month period ended September 30, 1996, compared with 89.3% for the same period in 1995. On October 16, 1996, a $0.62 per share dividend was declared, payable on November 15, 1996 to shareholders of record on November 4, 1996. The current $0.62 per quarter rate represents an annualized rate of $2.48 per share as compared with an annualized rate of $2.36 paid during 1995.

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     At the date of this report, the Company has completed arrangements for the initial institutional investment by U.K. investors in Principal Healthcare Finance Limited, the Company's United Kingdom affiliate. Of the total of approximately $46,000,000 of subordinated debt and equity investment in Principal, the Company is investing approximately $30 million, U.K. institutions are investing $14 million and certain directors of the Company are investing $2.0 million. Proceeds of the funding are expected to be realized on or before October 31, 1996.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS - THE FOLLOWING EXHIBIT IS FILED HEREWITH:


                        EXHIBIT  DESCRIPTION
                        -------  -----------------------

                        27       Financial Data Schedule

       (B) Reports on form 8-K - None were filed.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant



Date: October 18, 1996                   By:  /s/ Essel W. Bailey Jr.
                                             -----------------------------
                                                  Essel W. Bailey, Jr.
                                                  President

Date: October 18, 1996                   By: /s/  David A. Stover
                                            ------------------------------
                                                  David A. Stover
                                                  Chief Financial Officer

                                EXHIBIT INDEX






Exhibit
  No.                             Description                        Page
-------                           -----------                        ----
  27                              Exhibit 27