Form 10-K405
period 1996-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 1997-03-31
CIK 888491

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-11316

                        OMEGA HEALTHCARE INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                                 38-3041398
      (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

  905 W. EISENHOWER CIRCLE, SUITE 110                       48103
          ANN ARBOR, MICHIGAN                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 313-747-9790

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EXCHANGE ON
         TITLE OF EACH CLASS                              WHICH REGISTERED
         -------------------                            -------------------
     COMMON STOCK, $.10 PAR VALUE                     NEW YORK STOCK EXCHANGE
8.5% CONVERTIBLE DEBENTURES, DUE 2001                 NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS $581,000,000 BASED ON THE $31.375 CLOSING PRICE PER SHARE FOR SUCH STOCK ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 28, 1997.

     AS OF FEBRUARY 28, 1997, THERE WERE 18,784,560 SHARES OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996, ARE INCORPORATED BY REFERENCE IN PART II OF THIS FORM 10-K.

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, WHICH WAS FILED WITH THE COMMISSION ON MARCH 6, 1997, IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
================================================================================

                                     PART I

ITEM 1 -- BUSINESS OF THE COMPANY

     Omega Healthcare Investors, Inc. (the "Company") was incorporated in the state of Maryland on March 31, 1992. It is a self-administered real estate investment trust ("REIT") which invests in income-producing healthcare facilities, principally long-term care facilities located in the United States. The Company anticipates providing lease or mortgage financing for healthcare facilities to qualified operators and acquiring additional healthcare facility types, including assisted living and acute care facilities. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, or a combination of these methods. The Company also may finance acquisitions through the exchange of properties or the issuance of shares of its capital stock, if such transactions otherwise satisfy the Company's investment criteria.

     Effective September 30, 1994, the Company acquired all the outstanding common stock of Health Equity Properties Incorporated ("HEP"), a healthcare real estate investment trust. The total purchase consideration for HEP approximated $180 million, comprising common stock of $143 million represented by 5,826,000 shares, long-term debt assumed of $26 million, and other obligations, professional fees and costs incurred in the transaction.

     During 1995, the Company became a primary sponsor of Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey (United Kingdom) company established to provide capital and medium-term financing on a stable, continuing basis to the private-sector healthcare industry in the United Kingdom. The nursing home industry in the United Kingdom, like that in the United States, is consolidating and capital demand exists. At December 31, Principal owned 42 properties for which it has invested L69.7 million (approximately $116 million). The Company also provides services for the administration, marketing, identification and evaluation of potential investments and the monitoring of the performance of the healthcare operators financed by Principal.

     As of December 31, 1996, the Company's portfolio of domestic investments consisted of 214 long-term care facilities and 3 medical office buildings. The Company owns and leases 132 long-term facilities and 3 medical office buildings, and provides mortgages, including participating and convertible participating mortgages on 82 long-term healthcare facilities. The facilities are located in 24 states and operated by 34 unaffiliated operators. The Company's gross investments at December 31, 1996 totaled $643,261,000. During 1996, new investments approximated $96 million as a result of entering into sale/leaseback transactions and making mortgage loans and other investments.

     At March 1, 1997, the Company employed 21 full-time employees. The executive offices of the Company are located at 905 West Eisenhower Circle, Suite 110, Ann Arbor, Michigan, 48103. Its telephone number is (313) 747-9790.

INVESTMENT OBJECTIVES

     The investment objectives of the Company are to pay regular cash dividends to shareholders; to provide the opportunity for increased dividends from annual increases in rental and interest income from revenue participations and from portfolio growth; to preserve and protect shareholders' capital; and to provide the opportunity to realize capital growth.

INVESTMENT STRATEGIES AND POLICIES

     The Company maintains a diversified portfolio of income-producing healthcare facilities or mortgages thereon, with a primary focus on long-term care facilities located in the United States. In evaluating potential investments, the Company considers such factors as: (i) the quality and experience of management and the credit worthiness of the operator of the facility; (ii) the facility's historical, current and forecasted cash flow and its adequacy to meet operational needs, capital expenditures and lease or debt service obligations, while providing a competitive return on investment to the Company; (iii) the construction quality, condition and design of the facility; (iv) the geographic area and type of facility; (v) the tax, growth, regulatory and reimbursement environment of the community in which the facility is located; (vi) the occupancy and demand for similar healthcare facilities in the same or nearby communities; and (vii) the payor mix of private, Medicare and Medicaid patients.

     In making investments, the Company generally seeks and intends to focus on established, creditworthy, "middle-market" healthcare operators which meet the Company's standards for quality and experience of management. Although the Company has emphasized long-term care investments, it will diversify prudently into other types of healthcare facilities or other properties. The Company actively seeks to diversify its investments in terms of geographic locations, operators and facility types.

     A fundamental strategy of the Company is to obtain contractual rent escalations under long-term, non-cancelable, "triple-net" leases and revenue participation through participating mortgage loans, and to obtain substantial liquidity deposits. Additional security is typically provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate/personal guarantees, when appropriate.

     The Company prefers to invest in equity ownership of properties. Due to regulatory, tax or other considerations, the Company sometimes pursues alternative investment structures, including convertible participating and participating mortgages, that achieve returns comparable to equity investments. The following summarizes the four primary structures currently used by the
Company:

          Purchase/Leaseback. The Company's owned properties are generally leased under provisions of leases for terms ranging from 5 to 17 years, plus renewal options. The leases originated by the Company generally provide for minimum annual rentals which are subject to annual formula increases (i.e., based upon such factors as increases in the Consumer Price Index ("CPI") or increases in the revenues of the underlying properties), with certain fixed minimum and maximum levels. Generally, the operator holds an option to repurchase at set dates at formula prices. The average annualized yield from leases was 11.85% at January 1, 1997.

          Convertible Participating Mortgage. Convertible Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. Convertible Participating Mortgages afford the Company an option to convert its mortgage into direct ownership of the property, generally at a point six to nine years from inception; they are then subject to a leaseback to the operator for the balance of the original agreed term and for the original agreed participations in revenues or CPI adjustments. This allows the Company to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out the Company's option at formula prices. The average annualized yield on these mortgages was approximately 12.67% at January 1, 1997.

          Participating Mortgage. Participating Mortgages of the Company are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. The average annualized yield on these investments was approximately 13.33% at January 1, 1997.

          Fixed-Rate Mortgage. These Mortgages of the Company, with a fixed interest rate for the mortgage term, are also secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was 11.27% at January 1, 1997.

     The table set forth in Item 2 -- Properties, herein, contains information regarding the Company's real estate properties, their locations, and the types of investment structures as of December 31, 1996.

BORROWING POLICIES

     The Company may incur additional long-term indebtedness, and anticipates attaining and then maintaining a long-term debt-to-capitalization ratio of approximately 40%. The Company intends to review periodically its policy with respect to its debt-to-equity ratio and to adapt such policy as its management deems prudent in light of prevailing market conditions. The Company's strategy generally has been to match the maturity of its indebtedness with the maturity of its assets, and to employ long-term, fixed-rate debt to the extent practicable.

     The Company will use the proceeds of any additional indebtedness to provide permanent financing for investments in additional healthcare facilities. The Company may obtain either secured or unsecured indebtedness, which may be convertible into capital stock or accompanied by warrants to purchase capital stock. Where debt financing is present on terms deemed favorable, the Company generally may invest in properties subject to existing loans, secured by mortgages, deeds of trust or similar liens on properties.

     The Company has an unsecured acquisition line of credit which permits borrowings of up to $150,000,000 of which $86 million is available at February 28, 1997. This credit facility provides temporary funds for new investments in healthcare facilities. The Company expects periodically to replace funds drawn on the acquisition line through long-term, fixed-rate borrowings, the issuance of equity linked borrowings, or the issuance of additional shares of capital stock.

COMPETITION

     The Company competes for additional healthcare facility investments with other healthcare investors, including other real estate investment trusts. The operators of the facilities compete with other regional or local nursing care facilities for the support of the medical community, including physicians and acute care hospitals, as well as the general public. Some significant competitive factors for the placing of patients in skilled and intermediate care nursing facilities include quality of care, reputation, physical appearance of the facilities, services offered, family preferences, physician services and price.

GOVERNMENT HEALTHCARE REGULATION AND REIMBURSEMENTS

     Healthcare is an area of extensive government regulation and dynamic regulatory change. The Company's lessees and mortgagors are and will continue to be subject to extensive federal, state and local regulation, including facility inspections, reimbursement policies, and control over certain expenditures. Changes in laws or regulations, or new interpretations of existing laws or regulations, can have a dramatic effect on methods of doing business, costs of doing business and amounts of reimbursement by government and private third-party payors.

     A significant portion of the revenues of the Company's lessees and mortgagors are and will be dependent upon reimbursement from third-party payors, including the Medicaid and Medicare programs, post-retirement benefit plans, private insurance companies and health maintenance organizations. Operators also are subject to extensive federal, state and local regulations relating to their operations, and the Company's facilities are subject to periodic inspection by government and other authorities to assure continual compliance with mandated procedures, licensure requirements under state law and certification standards under the Medicare and Medicaid programs.

     The levels of revenues and profitability of the Company's lessees and mortgagors will continue to be affected by the ongoing efforts of third-party payors to contain or reduce the costs of healthcare. In addition, in an attempt to reduce the United States' federal budget deficit, there have been, and the Company expects that there will continue to be, proposals to limit Medicaid and Medicare reimbursement for healthcare services. Proposals have also been made to limit Medicaid reimbursement for healthcare services in many of the states in which the Company's facilities are located. The Company cannot at this time predict whether any of these proposals will be adopted at the federal or state level or, if adopted and implemented, what effect, if any, such proposals will have on the lessees or mortgagors of the Company, and, indirectly, the Company. A significant change in coverage, reduction in payment rates by third-party payors, or the decline in availability of funding could have a material adverse effect on the business and financial condition of the Company's lessees and mortgagors, and, indirectly, the Company's financial condition.

     There can be no assurance that the Medicaid reimbursement programs in each of the states where the lessees' and mortgagors' facilities are located will reimburse rent or interest costs of the lessees and mortgagors at increased levels recognizing the initial sales to or borrowings from the Company. Failure by these state Medicaid programs to provide reimbursement at current or increased levels could have an adverse effect upon the cash flow of the facilities and, hence, on the ability of the Company's lessees and mortgagors to meet their respective payment obligations to the Company.

     Other changes in the healthcare industry include continuing trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third party oversight of healthcare company operations and business practices, and increased demand for capitated healthcare services (delivery of services at a fixed price per capita basis to a defined group of covered parties). The entrance of insurance companies into managed care programs is also accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of healthcare services that are reimbursed under Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins of the operators of the Company's facilities may decrease, resulting in a reduction of the Company's rent/interest coverage from investments.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

     At all times, the Company intends to make and manage its investments (including the sale or disposition of property or other investments) and to operate in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") (or regulations thereunder) to qualify as a REIT, unless, because of changes in circumstances or changes in the Code (or regulations thereunder), the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT. As such, it generally will not pay federal income taxes on the portion of its income which is distributed to shareholders.

EXECUTIVE OFFICERS OF THE COMPANY

     At the date of this report, the executive officers of the Company are:

          Essel W. Bailey, Jr. (52) has been President, Chief Executive Officer and Secretary of the Company since March 1992, and was a Managing Director of Omega Capital from 1986 to 1992. He was previously a partner in a major Michigan law firm. Mr. Bailey is also a director of Principal Healthcare Finance Limited and of Excellence Manufacturing, Inc., a supplier to the auto industry.

          David A. Stover (51) joined the Company as Vice President and Chief Financial Officer in September 1994. Mr. Stover is a Certified Public Accountant and has 23 years' experience with the international accounting firm of Ernst & Young LLP and its predecessor firms. From 1981 through 1990, he was an audit, tax and consulting partner, spending the last of those years as area partner-in-charge of services for the firm's healthcare clients in Western Michigan. From 1992 to 1994, Mr. Stover was principal of his own consulting firm and, from 1990 to 1992, he was Chief Financial Officer of International Research and Development Corporation.

          F. Scott Kellman (40) joined the Company as Senior Vice President-Acquisitions in August 1993, and was appointed Executive Vice President in August 1994. From 1986 to 1989, he was Vice President of Meritor Savings Bank, the last two years as director of the healthcare lending unit. From 1989 to 1991, he served as Vice President of Van Kampen Merritt, Inc., an investment banking subsidiary of Xerox. From September 1991 to December 1992, he was employed by Philadelphia First Group (Investment Bank), and from January 1993 through August of 1993 he was the Chief Operating Officer of Medical REIT.

          James P. Flaherty (49) joined the Company in 1996 and was appointed Vice President-International and Managing Director of Omega U.K. Limited in January 1997. Before he joined the Company, he was Chairman of Black Rock Capital Corporation, a leasing and merchant banking firm he founded in 1994. From April 1991 until December of 1993 Mr. Flaherty was Managing Partner of Pareto Partners, a London based investment management firm. Prior to 1991, he was employed by American Express Bank Ltd. in a number of senior management capacities and by State National Bank of Connecticut and its successor, The Connecticut Bank & Trust Co..

OTHER KEY PERSONNEL

     Todd Robinson (31), Assistant Vice President; Director of Acquisitions, is a Certified Public Accountant who joined Omega in June 1995, after five years with the real estate group at Interstate/Johnson Lane, where he was responsible for the healthcare portfolio. Prior to Interstate, Mr. Robinson was a tax consultant with Arthur Andersen & Company, LLP.

     Joseph Emanuele (62) joined the Company in 1996 as Director of Management Operations. His responsibilities encompass internal operations, customer relations, evaluation, assessment and monitoring client operations. Mr. Emanuele has over 25 years in the nursing home industry, holding positions of administrator and Vice President of Operations. For more than 5 years prior to joining the Company, he was president of a management consulting firm specializing in computerized systems for healthcare operations.

     Carol Albaugh (34) joined the Company in December 1996 as Controller after completing her MBA at the University of Michigan. Prior to joining the Company, she held various progressively responsible positions at Borders Group Incorporated, most recently serving as Manager of Financial Planning and Analysis through March 1996.

ITEM 2 -- PROPERTIES

     At December 31, 1996, the Company's real estate investments are in long-term care facilities and medical office buildings. The investments are either in the form of purchased facilities, which are leased to operators, or mortgages on facilities which are operated by the mortgagors or their affiliates. The facilities are located in 24 states and are operated by 34 unaffiliated operators. Basic information regarding investments as of December 31, 1996 is as follows:

                                                                NO. OF       NO. OF
               INVESTMENT STRUCTURE/OPERATOR                  TOTAL BEDS   FACILITIES   OCCUPANCY %
               -----------------------------                  ----------   ----------   -----------
PURCHASE/LEASEBACK PROPERTIES
Advocat, Inc................................................     3,119         29            83
Unison Healthcare Corp......................................     1,664         17            74
Emerald Healthcare Inc......................................     1,336         31            73
ExtendaCare, Inc............................................       880         22            72
Regency Health Services ,Inc................................       872          6            96
Alden Management Services, Inc..............................       870          4            91
Res-Care, Inc...............................................       596          8           N/A
Sun Healthcare Group, Inc...................................       517          4            87
First Health Care Associates................................       360          1            69
Hunter Management Group, Inc................................       300          1            90
Senior Care Properties, Inc.................................       280          1            76
Complete Care, Inc..........................................       278          2            85
Meadowbrook Healthcare of N.C...............................       192          2            79
Kansas & Missouri, Inc......................................       173          1            59
Integrated Health Services, Inc.............................       160          1            69
Liberty Assisted Living Centers, LP.........................       120          1            93
Tutera Evergreen, LLC.......................................        56          1           100
The Graduate Hospital.......................................         0          3           N/A
                                                                ------        ---           ---
                                                                11,773        135            81

                                                                NO. OF       NO. OF
               INVESTMENT STRUCTURE/OPERATOR                  TOTAL BEDS   FACILITIES   OCCUPANCY %
               -----------------------------                  ----------   ----------   -----------
CONVERTIBLE PARTICIPATING MORTGAGES
Regency Health Services, Inc................................       546          4            95
Unison Healthcare Corp......................................       347          3            73
Premiere HCP III Hillsborough, Inc..........................       180          1            60
Senior Care Properties, Inc.................................       150          2            91
                                                                ------        ---           ---
                                                                 1,223         10            84
PARTICIPATING MORTGAGES
GranCare, Inc...............................................     1,863         13            88
North Country Healthcare Associates.........................       652         12            87
ExtendaCare, Inc............................................       203          3            46
Advocat, Inc................................................       317          3            90
                                                                ------        ---           ---
                                                                 3,035         31            86
FIXED-RATE MORTGAGES
Horizon/CMS Healthcare Corp.................................     1,179         11           N/A
American Healthcare Centers, Inc............................       735          7            91
Advocat, Inc................................................       423          4            92
Tiffany Care Centers........................................       330          5            79
Emerald Healthcare, Inc.....................................       300          2            96
Integrated Health Services, Inc.............................        95          1            69
Senior Care Properties, Inc.................................        76          1            81
Quality Care, Inc...........................................        75          1            76
Other Mortgages.............................................       991          9           N/A
                                                                ------        ---           ---
                                                                 4,204         41            89
                                                                ------        ---           ---
     Totals.................................................    20,235        217            83
                                                                ======        ===           ===

-------------------------
N/A -- Data are not reported or not applicable.

     The distribution of real estate investments by investment type and state is as follows:

                                                                                TOTAL
                                                        NUMBER OF    TOTAL    INVESTMENT   INVESTMENT
              INVESTMENT STRUCTURE/STATE                FACILITIES    BEDS     ($1,000)      YIELD
              --------------------------                ----------   -----    ----------   ----------
PURCHASE/LEASEBACK PROPERTIES
Indiana...............................................       68       3,327    $101,581      12.21%
Arkansas..............................................       12       1,273      37,888      12.90
Texas.................................................       10       1,485      27,125      11.45
Kentucky..............................................       10       1,103      35,141      11.03
Illinois..............................................        7       1,074      37,661      11.13
No. Carolina..........................................        6         805      27,419      10.16
Tennessee.............................................        5         606      17,447      11.22
Alabama...............................................        4         521      11,639      12.75
Pennsylvania..........................................        3           0      30,031      13.54
Florida...............................................        2         420      14,146      12.10
West Virginia.........................................        2         182       5,573      11.85
Missouri..............................................        1         360       9,000      12.28
Kansas................................................        1         173       2,500       8.75
Washington............................................        1         160      10,000      10.75
Ohio..................................................        1         151       5,640      11.85
Iowa..................................................        1          77       2,636      10.50
Colorado..............................................        1          56         750      12.80
                                                            ---      ------    --------      -----
     Total Purchase/Leasebacks........................      135      11,773     376,177      11.85

                                                                                TOTAL
                                                        NUMBER OF    TOTAL    INVESTMENT   INVESTMENT
              INVESTMENT STRUCTURE/STATE                FACILITIES    BEDS     ($1,000)      YIELD
              --------------------------                ----------   -----    ----------   ----------
CONVERTIBLE PARTICIPATING MORTGAGES
Tennessee.............................................        4         546      18,232      13.65
Texas.................................................        3         347      10,200      11.87
Florida...............................................        3         330      10,941      11.79
                                                            ---      ------    --------      -----
     Total Convertible Participating..................       10       1,223      39,373      12.67
PARTICIPATING MORTGAGES MICHIGAN
Michigan..............................................       13       1,863      58,800      14.56
Maine.................................................       11         619      24,317      11.36
Florida...............................................        3         317       7,031      13.20
Kentucky..............................................        3         203       4,423      11.63
Massachusetts.........................................        1          33       2,108      11.36
                                                            ---      ------    --------      -----
     Total Participating Mortgages....................       31       3,035      96,679      13.33
FIXED RATE MORTGAGES
Texas.................................................       10       1,146      10,519      10.75
Ohio..................................................        7         735      19,481      11.26
Florida...............................................        6         723      25,964      11.68
California............................................        6         571       7,739      11.04
Missouri..............................................        5         330       5,421      11.83
Iowa..................................................        2         250       3,310      10.75
New Mexico............................................        2         156       1,415      10.75
Tennessee.............................................        1         120       2,939      10.75
Utah..................................................        1         100       1,671      10.75
Nevada................................................        1          73         521      10.75
Other, primarily construction.........................                            2,442      11.00
                                                            ---      ------    --------      -----
     Total Fixed Rate Mortgages.......................       41       4,204      81,422      11.27
                                                            ---      ------    --------      -----
     Total Real Estate Investments....................      217      20,235    $593,651      12.07%
                                                            ===      ======    ========      =====

ITEM 3 -- LEGAL PROCEEDINGS

     There were no legal proceedings pending as of December 31, 1996, or as of the date of this report, to which the Company is a party or to which the properties are subject, which were likely to have a material adverse effect on the operations of the Company or on its financial condition.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's shares of common stock are traded on the New York Stock Exchange under the symbol OHI. The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite and dividends per share:

                   1996                                                   1995
------------------------------------------            --------------------------------------------
                                 DIVIDENDS                                               DIVIDENDS
QUARTER     HIGH        LOW      PER SHARE             QUARTER      HIGH        LOW      PER SHARE
-------     ----        ---      ---------             -------      ----        ---      ---------
First      $29.750    $26.375      $0.62              First        $24.250    $23.500      $0.59
Second     $29.125    $27.125      $0.62              Second       $26.625    $23.625      $0.59
Third      $30.125    $27.750      $0.62              Third        $27.125    $25.375      $0.59
Fourth     $33.500    $29.125      $0.62              Fourth       $27.125    $23.500      $0.59
                                   -----                                                   -----
                                   $2.48                                                   $2.36

     The closing price on February 28, 1997 was $31.375 per share. As of February 28, 1997, there were 18,784,560 shares of common stock outstanding with approximately 3,200 registered holders and approximately 30,000 beneficial owners.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company should be read in conjunction with the Company's Consolidated Financial Statements which are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, which is included herein as Exhibit 13.

                                                                                            PERIOD FROM
                                                                                              DATE OF
                                                                                           INCORPORATION
                                                                                                TO
                                                      YEAR ENDED DECEMBER 31,              DECEMBER 31,
                                               -------------------------------------       -------------
                                                1996      1995     1994(2)    1993            1992(1)
                                                ----      ----     -------    ----            -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenues....................................   $73,127   $61,430   $37,747   $20,750           $5,968
Net Earnings before Extraordinary Charge
     from Prepayment of Debt................    34,590    29,490    17,777    11,573            4,424
Net Earnings................................    34,590    23,011    17,777    11,573            4,424
Per Share Amounts:
     Net Earnings before Extraordinary
       Charge...............................   $  2.01   $  1.83   $  1.70   $  1.78           $ 0.68
     Net Earnings...........................      2.01      1.43      1.70      1.78             0.68
     Dividends (3)..........................      2.48      2.36      2.20      2.04             0.26
Weighted Average Shares Outstanding.........    17,196    16,071    10,451     6,513            6,464

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                              ----       ----       ----       ----       ----
BALANCE SHEET DATA
Cost of Investments.......................  $643,261   $547,923   $475,961   $231,751   $142,970
Total Assets..............................   634,836    551,188    500,731    243,587    144,752
Acquisition Line of Credit................     6,000     74,690     20,000     14,500     14,083
Long-Term Borrowings......................   135,659    120,453    133,602    103,573      6,246
Subordinated Convertible Debentures.......    94,810
Shareholders' Equity......................   383,007    347,129    338,543    122,714    122,510

-------------------------
(1) As described in Note 1 to the Consolidated Financial Statements, operations commenced on August 14, 1992.

(2) As described in Note 13 to the Consolidated Financial Statements, the Company acquired Health Equity Properties Incorporated on September 30, 1994.

(3) Dividends per share are those declared and paid during such period.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the caption "Management's Discussion and Analysis" on Pages 10 through 12 of the Company's Annual Report to Shareholders, included herein as Exhibit 13.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements included in Pages 13 through 23 of the Company's Annual Report to Shareholders, included herein as Exhibit 13.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in Item 1 herein or incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 15, 1997, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 6, 1997.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 15, 1997, which was filed on March 6, 1997 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 15, 1997, which was filed on March 6, 1997 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 15, 1997, which was filed on March 6, 1997 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Listing of Consolidated Financial Statements -- See Index to Financial Information on Page 4 of Exhibit 13 of this report.

     (a)(2) Listing of Financial Statement Schedules -- See Index to Financial Information on Page 4 of Exhibit 13 of this report.

     (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page 14 of this report.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the fourth quarter of 1996.

     (c) Exhibits -- See Index to Exhibits beginning on Page 14 of this report.

     (d) Financial Statement Schedules -- The following consolidated financial statement schedules are included herein:

          Schedule III Real Estate and Accumulated Depreciation

          Schedule IV Mortgage Loan on Real Estate

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

             SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OMEGA HEALTHCARE INVESTORS, INC.
                               DECEMBER 31, 1996

            COLUMN A                COLUMN B       COLUMN C            COLUMN D              COLUMN E(5)          COLUMN F
--------------------------------  ------------   ------------   -----------------------   ------------------   ---------------
                                                                                           GROSS AMOUNT AT
                                                                                           WHICH CARRIED AT
                                                                                           CLOSE OF PERIOD
                                                 INITIAL COST                             ------------------
                                                  TO COMPANY       COST CAPITALIZED
                                                 ------------        SUBSEQUENT TO
                                                                      ACQUISITION             BUILDINGS
                                                  BUILDINGS     -----------------------        AND LAND
                                                   AND LAND                    CARRYING      IMPROVEMENTS        ACCUMULATED
         DESCRIPTION(1)           ENCUMBRANCES   IMPROVEMENTS   IMPROVEMENTS    COSTS           TOTAL          DEPRECIATION(6)
         --------------           ------------   ------------   ------------   --------      ------------      ---------------
Advocat, Inc.:
  Alabama (LTC).................                 $11,638,797     $        0       $0         $11,638,797         $1,527,726
  Arkansas (LTC)................                  37,887,832              0        0          37,887,832          5,094,068
  Tennessee (LTC)...............       (2)         9,542,121              0        0           9,542,121          1,282,407
  Kentucky (LTC)................       (3)        16,149,775        884,589        0          17,034,364            937,091
  Ohio (LTC)....................                   5,854,186                       0           5,854,186            390,272
  West Virginia (LTC)...........                   5,283,525        153,695        0           5,437,220            289,320
                                                 -----------     ----------                  -----------         ----------
                                                  86,356,237      1,038,284        0          87,394,520          9,520,884
Unison Healthcare Corp.:
  (formerly BritWill Healthcare
    Company):
  Indiana (LTC).................                  19,760,000        624,000        0          20,384,000          2,481,741
  Texas (LTC)...................                  13,810,000        138,515        0          13,948,515            964,396
                                                 -----------     ----------                  -----------         ----------
                                                  33,570,000        762,515        0          34,332,515          3,446,137
The Graduate Hospital:
  Pennsylvania (MOB)............                  30,031,250              0        0          30,031,250          3,465,325
Liberty Assisted Living Centers
  LTD Partnership:
  Florida (LTC).................                   5,994,730            760        0           5,995,490            512,638
Regency Health Services, Inc.:
  North Carolina (LTC)..........                   8,818,000              0        0           8,818,000            860,633
  North Carolina (LTC)..........                  11,100,131              0        0          11,100,131            529,376
  Tennessee (LTC)...............       (2)         7,905,139              0        0           7,905,139            608,406
                                                 -----------     ----------                  -----------         ----------
                                                  27,823,270              0                   27,823,270          1,998,415
Alden Management Services, Inc:
  Illinois (LTC)................                  31,000,000              0        0          31,000,000          2,324,883
Emerald Healthcare, Inc.:
  Illinois (LTC)................                   2,963,578              0        0           2,963,578            309,667
  Indiana (LTC).................                  33,782,788              0        0          33,782,788          2,965,580
                                                 -----------     ----------                  -----------         ----------
                                                  36,746,366                                  36,746,366          3,275,247
ExtendaCare, Inc.:
  Indiana (LTC).................                  23,553,634              0        0          23,553,634          2,076,018
Res-Care Health Services, Inc.:
  Indiana (LTC).................                  20,470,968              0        0          20,470,968          1,614,977
  Kentucky (LTC)................                   8,029,032              0        0           8,029,032            592,965
                                                 -----------     ----------                  -----------         ----------
                                                  28,500,000              0        0          28,500,000          2,207,942

            COLUMN A               COLUMN G         COLUMN H            COLUMN I
--------------------------------  ----------   ------------------   -----------------

                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                   DATE OF            DATE          INCOME STATEMENTS
         DESCRIPTION(1)           RENOVATION        ACQUIRED           IS COMPUTED
         --------------           ----------        --------        -----------------
Advocat, Inc.:                    1948-1995
  Alabama (LTC).................                  August 14, 1992       31.5 years
  Arkansas (LTC)................                  August 14, 1992       31.5 years
  Tennessee (LTC)...............                  August 14, 1992       31.5 years
  Kentucky (LTC)................                     July 1, 1994         33 years
  Ohio (LTC)....................                     July 1, 1994         33 years
  West Virginia (LTC)...........                     July 1, 1994         33 years
Unison Healthcare Corp.:          1963-1993
  (formerly BritWill Healthcare
    Company):
  Indiana (LTC).................                December 23, 1992       31.5 years
  Texas (LTC)...................                 December 1, 1993         39 years
The Graduate Hospital:            1929-1984
  Pennsylvania (MOB)............                 October 28, 1993       27.5 years
Liberty Assisted Living Centers
  LTD Partnership:                     1989
  Florida (LTC).................               September 30, 1994         27 years
Regency Health Services, Inc.:    1974-1986
  North Carolina (LTC)..........                    June 30, 1994         39 years
  North Carolina (LTC)..........               September 30, 1994         29 years
  Tennessee (LTC)...............               September 30, 1994         30 years
Alden Management Services, Inc:   1958-1981
  Illinois (LTC)................               September 30, 1994         30 years
Emerald Healthcare, Inc.:         1960-1975
  Illinois (LTC)................                    April 1, 1996         25 years
  Indiana (LTC).................                    April 1, 1996         25 years
ExtendaCare, Inc.:                1967-1974
  Indiana (LTC).................                 January 16, 1996         25 years
Res-Care Health Services, Inc.:   1962-1972
  Indiana (LTC).................               September 30, 1994      25-30 years
  Kentucky (LTC)................               September 30, 1994         30 years

        COLUMN A                    COLUMN B        COLUMN C              COLUMN D             COLUMN E(5)         COLUMN F
------------------------          ------------   ---------------   -----------------------   ----------------   ---------------
                                                                                             GROSS AMOUNT AT
                                                                                             WHICH CARRIED AT
                                                                                             CLOSE OF PERIOD
                                                 INITIAL COST TO                             ----------------
                                                     COMPANY          COST CAPITALIZED
                                                 ---------------        SUBSEQUENT TO
                                                                         ACQUISITION            BUILDINGS
                                                    BUILDINGS      -----------------------       AND LAND
                                                    AND LAND                      CARRYING     IMPROVEMENTS       ACCUMULATED
     DESCRIPTION(1)               ENCUMBRANCES    IMPROVEMENTS     IMPROVEMENTS    COSTS          TOTAL         DEPRECIATION(6)
     --------------               ------------    ------------     ------------   --------     ------------     ---------------
Integrated Health Services,
 Inc.:
 Washington (LTC)...............                    $ 10,000,000    $        0       $0        $ 10,000,000       $   595,833
Sun Healthcare Group, Inc.:
 Iowa (LTC).....................                       2,700,000             0        0           2,700,000            12,237
 Illinois (LTC).................                       4,900,000             0        0           4,900,000            67,446
 Indiana (LTC)..................                       3,000,000             0        0           3,000,000            11,024
 Texas (LTC)....................                       7,100,000             0        0           7,100,000            96,125
                                                    ------------    ----------                 ------------       -----------
                                                      17,700,000             0        0          17,700,000           186,832
Hunter Management Group Inc.:
 Florida (LTC)..................                       8,150,000             0        0           8,150,000           577,277
Meadowbrook Healthcare of North
 Carolina:
 North Carolina (LTC)...........                       7,500,000             0        0           7,500,000           546,158
Senior Care Properties, Inc.:
 Texas (LTC)....................                       5,200,000             0        0           5,200,000           291,375
First HealthCare Associates:
 Missouri (LTC).................                       9,000,000             0        0           9,000,000           880,103
Miscellaneous Investments:
                                       (4)            13,250,000             0        0          13,250,000           979,037
                                                    ------------    ----------        -        ------------       -----------
                                                    $374,375,487    $1,801,559       $0        $376,177,045       $32,884,104
                                                    ============    ==========                 ============       ===========

        COLUMN A                   COLUMN G         COLUMN H            COLUMN I
------------------------          ----------   ------------------   -----------------

                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                   DATE OF            DATE          INCOME STATEMENTS
     DESCRIPTION(1)               RENOVATION        ACQUIRED           IS COMPUTED
     --------------               ----------        --------        -----------------
Integrated Health Services,
 Inc.:                            1965-1967
 Washington (LTC)...............                September 1, 1996          20 year
Sun Healthcare Group, Inc.:       1965-1975
 Iowa (LTC).....................                  August 30, 1996         30 years
 Illinois (LTC).................                  August 30, 1996         30 years
 Indiana (LTC)..................                  August 30, 1996         30 years
 Texas (LTC)....................                  August 30, 1996         30 years
Hunter Management Group Inc.:     1977-1978
 Florida (LTC)..................               September 13, 1993         39 years
Meadowbrook Healthcare of North
 Carolina:                        1984-1985
 North Carolina (LTC)...........               September 30, 1994       31.5 years
Senior Care Properties, Inc.:     1929-1975
 Texas (LTC)....................                  January 1, 1995       31.5 years
First HealthCare Associates:      1978-1986
 Missouri (LTC).................                  August 14, 1992       31.5 years
Miscellaneous Investments:
                                  1956-1985               Various      20-39 years

------------------
(1) All of the real estate included in this schedule are being used in either the operation of long-term care facilities (LTC) or medical office buildings
    (MOB) located in the states indicated.
(2) Certain of the real estate indicated are security for Industrial Development Revenue Bonds totaling $9,150,000 at December 31, 1996.
(3) Certain of the real estate indicated are security for notes payable totaling $8,159,467 at December 31, 1996
(4) Certain of the real estate indicated are security for HUD loans totaling $6,964,967 at December 31, 1996

                          COLUMN E                                1994           1995           1996
                          --------                                ----           ----           ----
(5) Balance at beginning of period..........................  $127,110,000   $334,600,764   $357,556,246
   Additions during period:
     Acquisitions...........................................   207,018,000     22,747,486     17,700,000
     Improvements and other.................................       472,764        207,996        920,799
                                                              ------------   ------------   ------------
   Balance at close of period...............................  $334,600,764   $357,556,246   $376,177,045
                                                              ============   ============   ============

Additions for 1994 include $165,000,000 stemming from the merger with Health Equity Properties Incorporated and $4,560,000 from a conversion of a mortgage to purchase/lease back.

                          COLUMN F                               1994         1995          1996
                          --------                               ----         ----          ----
(6) Balance at beginning of period..........................  $3,357,328   $ 9,552,587    20,836,153
   Additions during period:
     Provisions for depreciation............................   6,195,259    11,283,566    12,047,951
                                                              ----------   -----------   -----------
   Balance at close of period...............................  $9,552,587   $20,836,153   $32,884,104
                                                              ==========   ===========   ===========

                   SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                        OMEGA HEALTHCARE INVESTORS, INC.
                               DECEMBER 31, 1996

           COLUMN A                COLUMN B          COLUMN C                             COLUMN D                        COLUMN E
-------------------------------  ------------   ------------------   ---------------------------------------------------  --------

                                                      FINAL
                                   INTEREST          MATURITY                                                              PRIOR
        DESCRIPTION(1)               RATE              DATE                        PERIODIC PAYMENT TERMS                  LIENS
        --------------             --------          --------                      ----------------------                  -----
Michigan (13 LTC facilities)...        14.56%    August 13, 2007     - Interest payable at 13.56% payable monthly           None
                                                                     - Deferred interest at 1% accrues monthly and is
                                                                       payable at maturity of the note
                                                                     - Quarterly amortization of $1,470,000 commencing
                                                                       in the year 2002
Florida (3 LTC facilities).....        13.20%     August 4, 2012     - Interest payable monthly                             None
                                                                     - Quarterly amortization of $50,000 commencing in
                                                                       the year 2002
Florida (4 LTC facilities).....        11.50%   February 28, 2010    - Interest plus principal of $124,826 payable          None
                                                                       monthly
Florida (2 LTC facilities).....        11.50%      June 4, 2006      - Interest plus principal of $107,382 payable          None
                                                                       monthly
Maine (11 LTC facilities)
Massachusetts (1 LTC
 facility).....................        11.36%   September 30, 2000   - Interest payable monthly                             None
                                                                     - Quarterly payment of $37,500 commencing in 1996
Texas (6 LTC facilities).......        11.87%   December 31, 2003    - Interest payable monthly                             None
                                                                     - Annual amortization of $60,000 commencing in
                                                                       years 1997-1999 and $120,000 commencing in year
                                                                       2000
Texas (8 LTC facilities).......        10.75%        Various         - Interest plus principal of $105,000 payable          None
                                                                       monthly
Tennessee (2 LTC facilities)...        13.58%     April 30, 2001     - Interest payable monthly                             None
Tennessee (2 LTC facilities)...        12.44%     August 1, 2016     - Interest payable monthly                             None
Ohio (7 LTC facilities)........        11.00%    January 1, 2015     - Interest plus principal of $207,570 payable          None
                                                                       monthly
Other Mortgage Notes:
Various........................  11% to 13.5%      1998 to 2005      - Interest payable monthly                             None

           COLUMN A                COLUMN F        COLUMN G           COLUMN H
-------------------------------  ------------   ---------------   ----------------
                                                                  PRINCIPAL AMOUNT
                                                                  OF LOANS SUBJECT
                                     FACE          CARRYING        TO DELINQUENT
                                  AMOUNT OF        AMOUNT OF        PRINCIPAL OR
        DESCRIPTION(1)            MORTGAGES     MORTGAGES(2)(3)       INTEREST
        --------------            ---------     ---------------   ----------------
Michigan (13 LTC facilities)...  $ 58,800,000    $ 58,800,000           None

Florida (3 LTC facilities).....  $  7,031,250    $  7,031,250           None

Florida (4 LTC facilities).....  $ 12,691,500    $ 12,879,505           None

Florida (2 LTC facilities).....  $ 11,090,000    $ 11,084,377           None

Maine (11 LTC facilities)
Massachusetts (1 LTC
 facility).....................  $ 26,500,000    $ 26,425,000           None

Texas (6 LTC facilities).......  $ 10,200,000    $ 10,200,000           None

Texas (8 LTC facilities).......  $  8,597,966    $  8,597,966           None

Tennessee (2 LTC facilities)...  $  8,932,000    $  8,932,000           None
Tennessee (2 LTC facilities)...  $  9,300,000    $  9,300,000
Ohio (7 LTC facilities)........  $ 20,031,888    $ 19,481,229           None

Other Mortgage Notes:
Various........................  $ 50,552,905    $ 44,742,745           None
                                 ------------    ------------
                                 $223,727,509    $217,474,072
                                 ============    ============

-------------------------
(1) The mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare, such facilities are located in the state indicated and are being operated by the indicated operator.

(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

                  COLUMN G RECONCILIATION                     1994               1995               1996
                  -----------------------                     ----               ----               ----
(3)  Balance at beginning of period...................    $104,641,250       $141,359,387       $158,289,097
     Additions during period -- Placements............      41,334,218         21,131,000         66,222,620
     Deductions during period:
     Collections of principal.........................         (56,081)          (850,959)          (956,646)
     Conversion to purchase/leaseback.................      (4,560,000)        (3,350,331)        (6,080,999)
                                                          ------------       ------------       ------------
     Balance at close of period.......................    $141,359,387       $158,289,097       $217,474,072
                                                          ============       ============       ============

                               INDEX TO EXHIBITS

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                              PAGES
-------                           -----------                           ------------
   3.1    Articles of Incorporation, as amended, of the Registrant,
          filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by this reference. .................................................

   3.2    Amended and Restated Bylaws of the Registrant, as amended
          August 17, 1993 (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (#33-70612)
          dated October 21, 1993).....................................

   4.1    Form of Convertible Debenture (Incorporated by reference to
          Exhibit 4.2 to the Company's Form S-3 dated February 3,
          1997).......................................................

   4.2    Form of Indenture (Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 dated February 3, 1997)...........

   4.3    Indenture dated December 27, 1993 (Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 dated December 29,
          1993)

   4.4    First Supplemental Indenture dated January 23, 1996
          (Incorporated by reference to Exhibit 4 to the Company's
          Form 8-K dated January 19, 1996)............................

   4.5    1993 Stock Option and Restricted Stock Plan, as amended
          (Incorporated by reference to Exhibit 10.11 to the Company's
          Form 10-Q for the quarterly period ended March 31, 1995)....

   8      Opinion of Counsel to the Registrant regarding tax
          consequences.*..............................................

  10.1    Agreement of Acquisition and Lease by and between the
          Registrant and Diversicare Corporation of America dated June
          1992 (Incorporated by reference to Exhibit 10.4 to the
          Company's Registration Statement (#33-48268) on Form S-11
          effective August 7, 1992)...................................

  10.2    Form of Master Lease with Diversicare (Incorporated by
          reference to Exhibit 10.5 to the Company's Registration
          Statement (#33-48268) on Form S-11 effective August 7,
          1992).......................................................

  10.3    Loan Agreement by and between the Registrant, First Property
          Management, Inc., Professional Health Care Management, Inc.,
          and certain affiliates dated June 1992, Form of Mortgage
          Note for Michigan facilities, and Form of First Amendment to
          Michigan Loan Agreement (Incorporated by reference to
          Exhibit 10.6 to the Company's Registration Statement
          (#33-48268) on Form S-11 effective August 7, 1992)..........

  10.4    Form of Participating Mortgage for Michigan facilities
          (Incorporated by reference to Exhibit 10.7 to the Company's
          Registration Statement (#33-48268) on Form S-11 effective
          August 7, 1992).............................................

  10.5    First Amendment to Michigan Loan Agreement by and between
          the Registrant and Professional Health Care Management,
          Inc., dated August 14, 1992 (Incorporated by reference to
          Exhibit 10.3 in the Company's Registration Statement on Form
          S-11 (#33-51922) effective October 1, 1992).................

  10.6    Support Agreement dated August 14, 1992, whereby the Parent of Diversicare agrees to support the financial obligations of Diversicare under the Amended and Restated Agreement of
          Acquisition (Incorporated by reference to Exhibit 10.6 to
          the Company's Registration Statement (#33-51922) on Form
          S-11 effective October 1, 1992).............................

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                              PAGES
-------                           -----------                           ------------
  10.7    Master Lease, as amended by Amendment Agreement dated
          December 22, 1992 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated December 24, 1992)..........

  10.8    Second Amendment to Master Lease, as amended by Amendment
          Agreement dated December 24, 1992 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year
          ended December 31, 1992)....................................

  10.9    1993 Retirement Plan for Directors, effective March 2, 1993
          (Incorporated by reference to Exhibit 10.15 to the Company's
          Form 10-K for the year ended December 31, 1992).............

  10.10   1993 Deferred Compensation Plan, effective March 2, 1993
          (Incorporated by reference to Exhibit 10.16 to the Company's
          Form 10-K for the year ended December 31, 1992).............

  10.11   Form of Note Exchange Agreement -- 10% Senior Notes due July
          15, 2000 (Incorporated by reference to Exhibit 10.1 to the
          Company's Form 10-Q for the quarterly period ended September
          30, 1995)...................................................

  10.12   Form of Note Exchange Agreement -- 7.4% Senior Notes due
          July 15, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
          September 30, 1995).........................................

  10.13   Form of Note Purchase Agreement -- 7.4% Senior Notes due
          July 15, 2000 (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31,
          1995).......................................................

  10.14 Amended and Restated Loan Agreement with Fleet Bank, N.A., et al. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1996)

  11      Statement re: computation of per share earnings*............

  13      Excerpts from Omega Healthcare Investors, Inc. Annual Report to Shareholders for the period ended December 31, 1996, to the extent referred to in Part II of this Form 10-K*........

  21      Subsidiaries of the Registrant*.............................

  23      Consent of Independent Auditors*............................

-------------------------
* Exhibits which are filed herewith on the indicated sequentially numbered page.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OMEGA HEALTHCARE INVESTORS, INC.

                                          By:       /s/ DAVID A. STOVER

                                            ------------------------------------
                                                      David A. Stover
                                                  Chief Financial Officer
Dated: March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated .

                   SIGNATURES                                    TITLE                      DATE
                   ----------                                    -----                      ----
          PRINCIPAL EXECUTIVE OFFICER

            /s/ ESSEL W. BAILEY, JR.              Chairman, President, Chief           March 28, 1997
------------------------------------------------  Executive Officer, Secretary and
              Essel W. Bailey, Jr.                Director

PRINCIPAL FINANCIAL OFFICER and
PRINCIPAL ACCOUNTING OFFICER

              /s/ DAVID A. STOVER                 Vice President, Chief Financial      March 28, 1997
------------------------------------------------  Officer and Chief Accounting
                David A. Stover                   Officer

                   DIRECTORS

               /s/ JAMES A. EDEN                  Director                             March 28, 1997
------------------------------------------------
                 James A. Eden

              /s/ THOMAS F. FRANKE                Director                             March 28, 1997
------------------------------------------------
                Thomas F. Franke

           /s/ HAROLD J. KLOOSTERMAN              Director                             March 28, 1997
------------------------------------------------
             Harold J. Kloosterman

             /s/ BERNARD J. KORMAN                Director                             March 28, 1997
------------------------------------------------
               Bernard J. Korman

              /s/ EDWARD LOWENTHAL                Director                             March 28, 1997
------------------------------------------------
                Edward Lowenthal

              /s/ ROBERT L. PARKER                Director                             March 28, 1997
------------------------------------------------
                Robert L. Parker