Form 10-Q
period 1997-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 1997-04-22
CIK 888491

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                                -------------------------

                                     or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission file number      1-11316

                                OMEGA HEALTHCARE
                                INVESTORS, INC.
             (Exact name of Registrant as specified in its charter)

             Maryland                           38-3041398
  (State of Incorporation)       (I.R.S. Employer Identification No.)

           905 W. Eisenhower Circle, Suite 110, Ann Arbor, MI  48103
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
     Yes   X        No
         -----         ------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997

  Common Stock, $.l0 par value                   18,975,384
  ----------------------------           ---------------------------------
     (Class)                                    (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.

                                   FORM 10-Q

                                 MARCH 31, 1997

                                     INDEX


PART I   Financial Information                                               Page No.
------   ---------------------                                               --------
Item 1.  Condensed Consolidated Financial Statements:

         Balance Sheets -
                     March 31, 1997 (unaudited)
                      and December 31, 1996                                      3

         Statements of Operations (unaudited) -
              Three-month periods ended:
                      March 31, 1997
                      March 31, 1996                                             4

         Statements of Cash Flows (unaudited) -
              Three-month periods ended:
                      March 31, 1997
                      March 31, 1996                                             5

         Notes to Condensed Financial Statements
                  (unaudited)                                                    6

Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                             7


PART II  Other Information
-------  -----------------

Item 4.  Submission of Matters to a Vote of
           Security Holders                                                     10

Item 6.  Exhibits and Reports on Form 8-K                                       11

                        PART 1 -   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        OMEGA HEALTHCARE INVESTORS, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                                                              March 31,       December 31,
                                                                                1997              1996
                                                                            ------------     -------------
                                                                            (Unaudited)       (See Note)
ASSETS
Investments in real estate:
     Real estate properties - net                                               $418,338          $343,293
     Mortgage notes receivable                                                   216,586           217,474
                                                                            ------------     -------------
                                                                                 634,924           560,767
Investments in Principal Healthcare Finance Ltd.                                  35,395            29,970
Other investments                                                                 31,450            19,640
                                                                            ------------     -------------
                                                                                 701,769           610,377

Cash and short-term investments                                                    5,618             6,244
Goodwill and non-compete agreements - net                                          7,199             7,605
Other assets                                                                      10,954            10,610
                                                                            ------------     -------------
TOTAL ASSETS                                                                    $725,540          $634,836
                                                                            ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Acquisition line of credit                                                       $98,425            $6,000
Bank term loan                                                                    25,000            25,000
Unsecured borrowings                                                              86,381            86,384
Secured borrowings                                                                27,765            24,275
Subordinated convertible debentures                                               73,225            94,810
Accrued expenses and other liabilities                                            11,453            15,360
                                                                            ------------     -------------
TOTAL LIABILITIES                                                                322,249           251,829

Common stock and additional
     paid-in capital                                                             428,603           406,127
Cumulative net earnings                                                          101,363            91,375
Cumulative dividends paid                                                       (126,130)         (114,393)
Unamortized restricted stock awards                                                 (545)             (102)
                                                                            ------------     -------------
TOTAL SHAREHOLDERS' EQUITY                                                       403,291           383,007
                                                                            ------------     -------------
                                                                                $725,540          $634,836
                                                                            ============     =============


Note - The balance sheet at December 31, 1996, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited
                    (In Thousands, Except Per Share Amounts)


                                                                                                Three months ended March 31,
                                                                                                  1997                1996
                                                                                                -------             -------
REVENUES
  Rental income                                                                                 $11,420             $10,467
  Mortgage interest income                                                                        6,999               5,375
  Other investment income                                                                         1,333               1,127
  Miscellaneous                                                                                     260                 205
                                                                                                -------             -------
                                                                                                 20,012              17,174

EXPENSES
  Depreciation and amortization                                                                   3,569               3,375
  Interest                                                                                        5,320               4,632
  General and administrative                                                                      1,134                 976
                                                                                                -------             -------
                                                                                                 10,023               8,983
                                                                                                -------             -------

NET EARNINGS                                                                                     $9,989              $8,191
                                                                                                =======             =======

Net earnings per share                                                                            $0.53               $0.49
                                                                                                =======             =======

Dividends paid per share                                                                         $0.645               $0.62
                                                                                                =======             =======

Weighted average number of
shares outstanding                                                                               18,708              16,855
                                                                                                =======             =======


See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In Thousands)

                                                                                                       Three Months Ended March 31,
                                                                                                         1997           1996
                                                                                                       --------        -------
OPERATING ACTIVITIES
 Net earnings                                                                                            $9,989         $8,191
 Adjustment to reconcile net earnings to cash
 provided by operating activities:
     Depreciation and amortization                                                                        3,569          3,375
     Other non-cash charges                                                                                 267            159
                                                                                                       --------        -------
                                                                                                         13,825         11,725
Net change in operating assets and liabilities                                                           (4,909)         1,534
                                                                                                       --------        -------
Net cash provided by operating activities                                                                 8,916         13,259

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subordinated convertible debentures, less issue costs                                                     92,813
Proceeds (payments) on acquisition line of credit                                                        92,425        (70,190)
Proceeds (payments) of long-term borrowings                                                               3,487         (9,686)
Proceeds from Dividend Reinvestment Plan                                                                    867         12,018
Dividends paid                                                                                          (11,737)       (10,420)
Other                                                                                                       (35)
                                                                                                       --------        -------
Net cash provided by financing activities                                                                85,007         14,535

CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of real estate                                                                             (78,202)          (375)
 Placement  of mortgage loans                                                                              (573)       (23,095)
 Fundings of other investments                                                                          (10,811)        (7,874)
 Advances to Principal Healthcare Finance Limited                                                        (5,425)
 Collection of mortgage principal                                                                           462            107
                                                                                                       --------        -------
Net cash used in investing activities                                                                   (94,549)       (31,237)
                                                                                                       --------        -------

Increase (decrease) in cash and short-term investments                                                    ($626)       ($3,443)
                                                                                                       ========        =======



Note - During the three-month period ended March 31, 1997, subordinated convertible debentures totaling $21,585,000 were converted at a price of $28.625 per share.

See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 March 31, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note B - First Quarter Real Estate Investments

During the quarter the Company consummated purchase and leaseback agreements under which four skilled nursing facilities containing 454 beds, located in Florida, Washington Massachusetts and Idaho where acquired and leased to Sun Healthcare Group, Inc. (Sun). The total purchase price was $25.5 million. The initial term of the lease is fourteen years, with two options to extend for an additional ten years each. The lease provides initial monthly rents of approximately $223,000, and certain annual increases tied to the Consumer Price Index.

On March 31, 1997, the Company entered into a purchase/leaseback agreement by which it acquired 11 nursing homes with 1,439 beds located in Alabama, Florida, Illinois, Louisiana and Texas. The total purchase consideration was $61 million. The initial lease of these assets with Atrium Healthcare, the operator at the date of the purchase, provides for monthly rents of $670,000.


Note C - Asset Concentrations

As of March 31, 1997, 95.5% of the Company's real estate investments related to long-term care facilities. The Company's facilities are located in 26 states and are operated by 35 independent healthcare operating companies. Approximately 51% of the Company's real estate investments are operated by 8 public companies: Advocat, Inc. (16.6%), GranCare, Inc. (8.8%), Unison Healthcare Corp (6.6%), Sun Healthcare Group, Inc. (6.4%), Regency Health Services, Inc. (5.5%), Res-Care, Inc. (4.2%), Integrated Health Services, Inc. (1.6%) and Horizon/CMS Healthcare Corp. (1.6%). Of the remaining 26 independent operators, none operate investments in facilities representing more than 8% of the total real estate investments.


Note D - Conversion of Subordinated Debentures

During the three-month period ended March 31, 1997 approximately $21.6 million of subordinated convertible debentures were converted at a conversion price of $28.625 per share. At March 31, 1997, 2,558,000 shares are reserved for issuance upon conversion of the remaining debentures.


Note E - Net Earnings Per Share

Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. The inclusion of options using the treasury stock method and the assumed conversion of debentures is not materially dilutive.

The Financial Accounting Standards Board recently issued statement No. 128, "Earnings per Share". This new standard is not expected to have a material effect on reported per share amounts, primarily because stock options are not materially dilutive and the assumed conversion of debentures presently is anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the operators of the Company's facilities as it affects their continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; changes in operators or ownership of operators; government policy relating to the healthcare industry, including changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the availability and cost of capital; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

     Following is a discussion of the consolidated financial condition and results of operations of the Company which should be read in conjunction with the consolidated financial statements and accompanying notes.

     Revenues for the quarter ended March 31, 1997 totaled $20.0 million, an increase of $2.8 million over the period ending March 31, 1996. The 1997 revenue growth stems primarily from additional investments of approximately $158 during the twelve-month period ended March 31, 1997. Real estate investments of $671 million as of March 31, 1997 have an average yield of 12.1%.

     Expenses for the quarter ended March 31, 1997 totaled $10,023,000 an increase of $1,040,000 over expenses of $8,983,000 for 1996. The provision for depreciation and amortization for the three-month period ending March 31, 1997 totaled $3.6 million increasing by $194,000 over the 1996 period as a result of additional investments.

     Interest expense for the quarter ended March 31, 1997 was $5.3 million, compared with $4.6 million for 1996. The increase in 1997 is primarily due to higher average outstanding borrowings during the 1997 period.

     General and administrative expenses for the quarters ending March 31, 1997 and 1996 totaled $1,134,000 and $976,000, respectively, and represented approximately 5.7% of revenues for each period.

     At all times, the Company intends to make and manage its investments (including the sale or disposition of property or other investments) and to operate in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (or regulations thereunder) to qualify as a REIT, unless, because of changes in circumstance or changes in the Code (or regulations thereunder), the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT. As such, it generally will not pay federal income taxes on the portion of its income which is distributed to shareholders.

     Net earnings were approximately $9,989,000 for the 1997 period, an increase of approximately $1.8 million (22%) over the 1996 period as a result of the various factors mentioned above. The weighted average outstanding shares increased to 18.7 million shares from 16.9 million shares, as a result of conversions of Convertible Debentures and the issuance of 1,000,000 shares in a private placement completed in November 1996.

     Funds available for distribution (FAD) for the period ending March 31, 1997 was $13,825,000, an increase of $2.1 million (18%) over the 1996 three-month period. FAD is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments, amortization of deferred financing cost and the net effect of all other non-cash items included in net earnings. Funds From Operations (FFO) totaled $13,754,000 ($.74 per share) for the 1997 quarter, increasing $2.0 million (17%) as compared to $11,737,000 ($0.70 per share) for the three months ended March 31, 1996. FFO is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation. While there generally is very little difference between FAD and FFO for healthcare REITS, both of these measures of cash flow are used by analysts and investors as benchmarks for measuring profitability and capacity to sustain dividend payments.

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

     The Company has demonstrated a strong capacity to access the capital markets by raising more than $900 million in capital since it was organized in 1992. The Company raised more than $400 million in equity, including $130 from the initial public offering in 1992, $165 million from the HEP acquisition in 1994 and two additional offerings, the latest completed in November 1996. Additionally, nearly $500 million of debt capital has been raised, some of which has been used to retire secured borrowing debt with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. The increase in the credit facility allows for an additional $25 million, plus the equivalent of $25 million in a pounds sterling denominated term loan due in October, 2000 for total permitted borrowings of up to $150 million.

     In February 1997, the Company filed two shelf registration statements with the Securities and Exchange commission permitting the issuance of up to $250,000,000 of securities. The Company registered up to $150,000,000 related to common stock, unspecified debt, preferred stock, and convertible securities which may be issued from time to time in connection with a Registration Statement on Form S-3. Additionally, the Company registered on Form S-4 common stock totaling $100 million to be issued in connection with future property acquisitions.

     As of March 31, 1997, the Company has total assets of $726 million, shareholders' equity of $403 million, and long-term borrowings of $212 million representing approximately 30% of the total capitalization. The Company anticipates eventually attaining and then maintaining a long-term debt-to-capitalization ratio of approximately 40%. The Company has available permitted additional borrowings of $26.6 million under its line of credit arrangement.

     The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $0.645 per share for the quarter ended March 31, 1997, compared with $0.62 per share for 1996. Additionally, on April 15, 1997 , a $0.645 per share dividend was declared, payable on May 15, 1997 to shareholders of record on May 2, 1997. The current $0.645 per quarter rate represents an annualized rate of $2.58 per share.

                          PART II - OTHER INFORMATION


     Item 4. Submission of matters to a Vote of Security Holders

     (a) The Company's Annual Meeting of Shareholders was held on April 15,
         1997.

     (b) The following directors were re-elected at the meeting for a three-year term:

                James E. Eden
                Thomas F. Franke
                Bernard J. Korman

         The following directors were not elected at the meeting but their term of office continued after the meeting:

                Essel W. Bailey Jr.
                Harold J. Kloosterman
                Edward Lowenthal
                Robert L. Parker



     (c) The results of the vote were as follows:


                 Name                  For          Withheld
                 ----                  --           --------

                 James E. Eden         16,877,186     106,124
                 Thomas F. Franke      16,873,031     110,279
                 Bernard J. Korman     16,872,493     110,817



     (d) Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (A) EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED HEREWITH:


         EXHIBIT                DESCRIPTION
         -------                -----------

         4.1        Form of Articles Supplementary for Series A Preferred Stock

         4.2        Form of Series A Preferred Stock Certificate

         5          Opinion of Counsel to the Registrant regarding legality

         23         Consent of Counsel to the Registrant (included in Exhibit
                    5)

         27         Financial Data Schedule


     (B) REPORTS ON FORM 8-K.

          None





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant


Date: April 22, 1997           By:  ESSEL W. BAILEY, JR.
                                    ------------------------------
                                      Essel W. Bailey, Jr.
                                      President

Date: April 22, 1997           By:  DAVID A. STOVER
                                    ------------------------------
                                      David A. Stover
                                      Chief Financial Officer

                                Exhibit Index


Exhibit                 Description
-------                 -----------

  4.1           Form of Article Supplementary for Series A Preferred Stock

  4.2           Form of Series A Preferred Stock Certificate

  5             Opinion of Counsel to the Registrant regarding legality

  23            Consent of Counsel to the Registrant (included in Exhibit 5)

  27            Financial Data Schedule