Form 10-Q
period 1997-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 1997-07-28
CIK 888491

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q
(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                                ------------    ------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997

                          COMMON STOCK, $.10 PAR VALUE
                                    (Class)
                                   19,065,324
                               (Number of shares)

================================================================================

                        OMEGA HEALTHCARE INVESTORS, INC

                                   FORM 10-Q

                                 JUNE 30, 1997

                                     INDEX

                                                                       PAGE
 ITEM                                                                  NO.
 ----                                                                  ----
                       PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Balance Sheets --
               June 30, 1997 (unaudited) and December 31, 1996........  2

          Statements of Operations (unaudited) --
            Three-month and Six-month periods
              ended June 30, 1997 and 1996............................  3

          Statement of Cash Flows (unaudited) --
            Six-month periods ended
              June 30, 1997 and 1996..................................  4

          Notes to Condensed Financial Statements
            June 30, 1997 (unaudited).................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................  6

                       PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports........................................  9

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OMEGA HEALTHCARE INVESTORS, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                JUNE 30,       DECEMBER 31,
                                                                  1997             1996
                                                                --------       ------------
                                                               (UNAUDITED)      (SEE NOTE)
                           ASSETS
Investments in real estate:
  Real estate properties -- net.............................    $ 415,702       $ 343,293
  Mortgage notes receivable.................................      226,451         217,474
                                                                ---------       ---------
                                                                  642,153         560,767
Investment in and advances to Principal Healthcare Finance
  Ltd.......................................................       42,665          29,970
Other investments...........................................       26,184          19,640
                                                                ---------       ---------
                                                                  711,002         610,377
Cash and short-term investments.............................        2,983           6,244
Goodwill and non-compete agreements -- net..................        6,793           7,605
Other assets................................................       10,790          10,610
                                                                ---------       ---------
     Total assets...........................................    $ 731,568       $ 634,836
                                                                =========       =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Acquisition line of credit..................................    $  50,865       $   6,000
Bank term loan..............................................       25,000          25,000
Unsecured borrowings........................................       86,381          86,384
Secured borrowings..........................................       22,523          24,275
Subordinated convertible debentures.........................       71,025          94,810
Accrued expenses and other liabilities......................       16,328          15,360
                                                                ---------       ---------
     Total liabilities......................................      272,122         251,829
Preferred Stock.............................................       57,500
Common stock and additional paid-in capital.................      428,583         406,127
Cumulative net earnings.....................................      112,280          91,375
Cumulative dividends paid...................................     (138,438)       (114,393)
Unamortized restricted stock awards.........................         (479)           (102)
                                                                ---------       ---------
     Total shareholders' equity.............................      459,446         383,007
                                                                ---------       ---------
                                                                $ 731,568       $ 634,836
                                                                =========       =========

NOTE -- The balance sheet at December 31, 1996, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            ------------------    ------------------
                                                             1997       1996       1997       1996
                                                             ----       ----       ----       ----
Revenues
  Rental income.........................................    $13,713    $10,541    $25,133    $21,008
  Mortgage interest income..............................      6,990      5,877     13,989     11,251
  Other investment income...............................      1,647      1,176      2,980      2,304
  Miscellaneous.........................................        165         82        425        286
                                                            -------    -------    -------    -------
                                                             22,515     17,676     42,527     34,849
Expenses
  Depreciation and amortization.........................      4,334      3,393      7,903      6,785
  Interest..............................................      6,096      4,905     11,416      9,520
  General and administrative............................      1,168        899      2,302      1,875
                                                            -------    -------    -------    -------
                                                             11,598      9,197     21,621     18,180
                                                            -------    -------    -------    -------
Net Earnings............................................     10,917      8,479     20,906     16,669
  Preferred stock dividends.............................       (886)                 (886)
                                                            -------    -------    -------    -------
Net Earnings Available to Common Shareholders...........    $10,031    $ 8,479    $20,020    $16,669
                                                            =======    =======    =======    =======
Net earnings per common share...........................      $0.53      $0.49      $1.06      $0.98
                                                            =======    =======    =======    =======
Dividends paid per common share.........................     $0.645      $0.62      $1.29      $1.24
                                                            =======    =======    =======    =======
Weighted average number of common shares outstanding....     19,059     17,137     18,884     17,011
                                                            =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                ---------------------
                                                                  1997         1996
                                                                  ----         ----
Operating Activities
  Net earnings..............................................    $  20,906    $ 16,669
  Adjustment to reconcile net earnings to cash provided by
     operating activities:
     Depreciation and amortization..........................        7,903       6,785
     Other non-cash charges.................................          493         283
                                                                ---------    --------
Funds from operations available for distribution and
  investment................................................       29,302      23,737
Net change in operating assets and liabilities..............          588       5,058
                                                                ---------    --------
Net cash provided by operating activities...................       29,890      28,795
Cash flows from financing activities
  Proceeds from Preferred Stock offering....................       57,500
  Proceeds from subordinated convertible debentures.........                   95,000
  Proceeds (payments) on acquisition line of credit.........       44,865     (49,440)
  Proceeds (payments) of long-term borrowings...............       (1,754)     (9,949)
  Proceeds from Dividend Reinvestment Plan..................          543      12,217
  Dividends paid............................................      (24,045)    (21,043)
  Issue costs...............................................       (2,311)     (2,349)
  Other.....................................................         (245)       (531)
                                                                ---------    --------
  Net cash provided by financing activities.................       74,553      23,905
Cash flow from investing activities
  Acquisition of real estate................................      (79,488)       (532)
  Placement of mortgage loans...............................      (10,990)    (34,185)
  Fundings of other investments.............................       (5,544)    (17,573)
  Advances to Principal Healthcare Finance Limited..........      (12,694)
  Collection of mortgage principal..........................        1,012         231
  Other.....................................................                      (31)
                                                                ---------    --------
  Net cash used in investing activities.....................     (107,704)    (52,090)
                                                                ---------    --------
  Increase (decrease) in cash and short-term investments....    $  (3,261)   $    610
                                                                =========    ========

NOTE -- During the six-month period ended June 30, 1997, subordinated convertible debentures totaling $23,785,000 were converted at a price of $28.625 per share.

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1997

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVESTMENT AND ADVANCES TO PRINCIPAL HEALTHCARE FINANCE LIMITED

     The Company has from time to time provided temporary advances to Principal Healthcare Finance Limited (Principal), a partially-owned affiliate which provides financing for United Kingdom nursing home operators. Funds advanced bear interest at 9.25%, and are typically outstanding for no more than ninety days. At June 30, 1997 the balance of temporary advances to Principal is $12.7 million. In July, the Company made available to Principal a commitment for additional temporary advances collateralized by a mortgage of L30 million (approximately $49.8 million) on certain properties. As of the date of this report, L24.3 million (approximately $40.3 million) has been drawn by Principal under this commitment.

     The Company has also provided Principal a guarantee of borrowings of up to L46 million (approximately $76.4 million), pending its placement of permanent financing for a purchase of a public company which operates nursing homes in the United Kingdom, which homes have been leased to independent third party nursing home operators. As of the date of this report, Principal has borrowed substantially all of the funds available subject to such guarantee. The Company will receive approximately $360,000 plus its costs incurred, as a fee for this guarantee.

NOTE C -- SECOND QUARTER REAL ESTATE INVESTMENTS

     On June 30, 1997 the Company placed a $10,250,000 convertible participating mortgage loan on three nursing homes located in Kentucky with 283 beds.

NOTE D -- ASSET CONCENTRATIONS

     As of June 30, 1997, 95.6% of the Company's real estate investments related to long-term care facilities. The Company's facilities are located in 26 states and are operated by 34 independent healthcare operating companies. Approximately 58% of the Company's real estate investments are operated by 8 public companies:
Advocat, Inc. (16.5%), Sun Healthcare Group, Inc. (14.0%), GranCare, Inc. (8.6%), Unison Healthcare Corp (6.6%), Regency Health Services, Inc. (5.4%), Res-Care, Inc. (4.2%), Integrated Health Services, Inc. (1.6%) and Horizon/CMS Healthcare Corp. (1.4%). Of the remaining 26 independent operators, none operate investments in facilities representing more than 7.1% of the total real estate investments.

     In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications and believes its management has the experience and expertise to deal with such issues as may arise from time to time.

                        OMEGA HEALTHCARE INVESTORS, INC.

NOTE E -- PREFERRED STOCK

     In April, 1997 the Company issued 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly, commencing on August 15, 1997, to shareholders of record on July 31, 1997. Proceeds from the issuance of the Preferred Stock were used to pay down a portion of the borrowings outstanding under the Company's revolving credit agreement.

NOTE F -- CONVERSION OF SUBORDINATED DEBENTURES

     During the three-month period ended June 30, 1997 approximately $2.2 million of subordinated convertible debentures were converted at a conversion price of $28.625 per share. At June 30, 1997, 2,481,200 shares are reserved for issuance upon conversion of the remaining debentures.

NOTE G -- NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Though not yet declared, cumulative preferred dividends are reported as a reduction of net operating earnings available for distribution to the holders of common shares of stock. The inclusion of options using the treasury stock method and the assumed conversion of debentures is not dilutive.

     The Financial Accounting Standards Board recently issued statement No. 128, "Earnings per Share." This new standard is not expected to have a material effect on reported per share amounts, primarily because the assumed conversion of debentures as required under such standard is anti-dilutive.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the operators of the Company's facilities as it affects their continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the availability and cost of capital; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

     Following is a discussion of the consolidated financial condition and results of operations of the Company which should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

     Revenues for the three-month and six-month periods ending June 30, 1997 totaled $22.5 million and $42.5 million, respectively, an increase of $4.8 million and $7.7 million, respectively, over the periods ended

                        OMEGA HEALTHCARE INVESTORS, INC.

June 30, 1996. The 1997 revenue growth stems primarily from additional real estate investments of approximately $140 million during the twelve-month period ended June 30, 1997. Additionally, revenue growth of approximately $1.0 million stems from participating incremental net revenues which became effective in 1997. Gross real estate investments of $682 million as of June 30, 1997 have an average annualized yield of 12.1%.

     Expenses for the three-months ended June 30, 1997 totaled $11.6 million, an increase of $2.4 million over expenses of $9.2 million for 1996. Expenses for the six-month period ended June 30, 1997 totaled $21.6 million, increasing $3.4 million over the expenses of $18.2 million for the 1996 six-month period. The provision for depreciation and amortization for the three-month and six-month periods ending June 30, 1997 totaled $4.3 million and $7.9 million, respectively, increasing by $0.9 million and $1.1 million, respectively, over the same periods in 1996 as a result of additional investments.

     Interest expense for the three-month and six-month periods ending June 30, 1997 was $6.1 million and $11.4 million, respectively, compared with $4.9 million and $9.5 million, respectively, for the same periods in 1996. The increase in 1997 is primarily due to higher average outstanding borrowings during the 1997 period, partially offset by slightly lower interest rates.

     General and administrative expenses for the three-month and six-month periods ending June 30, 1997 totaled approximately $1.2 million and $2.3 million an increase of approximately $425,000 over the six-month period ended June 30, 1996. These expenses for the three-month and six-month periods were approximately 5.2% and 5.4% of revenues, respectively, as compared to 5.1% and 5.4% of revenues for the 1996 three-month and six-month periods.

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

     Net earnings available to common shareholders were $10,031,000 and $20,020,000 for the three-month and six-month periods, an increase of approximately $1.6 million and $3.4 million, respectively, over the 1996 periods as a result of the various factors mentioned above, partially offset by the obligation for cumulative preferred dividends in 1997. Net earnings per common share increased $.04 (8.2%) to $.53 for the three-month period and $.08 (8.2%) to $1.06 for the six-month period.

     Cash provided by operating activities available for distribution and investment (FAD) for the six-month period ending June 30, 1997 was $29,302,000, an increase of $5,565,000 (23%) over the 1996 six-month period. FAD is net earnings, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments, amortization of deferred financing cost and the net effect of all other non-cash items included in net earnings available to common shareholders. Funds From Operations (FFO) totaled $14.5 million and $28.3 million for the three-month and six-month periods ending June 30, 1997, representing an increase of $2.5 million and $4.5 million, respectively, over the same periods in 1996. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation.

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

     The Company has demonstrated an ability to access the capital markets by raising more than $950 million in capital since it was organized in 1992. The Company has raised more than $450 million in equity, including $130 from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the HEP acquisition in 1994 and $57 million from a preferred stock offering completed in April 1997. Additionally, nearly $500 million of debt capital has been raised, some of which has been used to retire secured borrowing debt with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its revolving line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. The increase in the revolving line of credit facility allows for an additional $25 million, plus the equivalent of $25 million in a pounds sterling denominated term loan due in October, 2000 for a total permitted borrowings of up to $150 million.

     In February 1997, the Company filed two shelf registration statements with the Securities and Exchange Commission permitting the issuance of up to $250 million of securities. The Company registered up to $150 million related to common stock, unspecified debt, preferred stock, and convertible securities which may be issued from time to time in connection with a Registration Statement on Form S-3. After the preferred stock offering, approximately $94 million remains under this registration statement. Additionally, the Company registered on Form S-4 common stock totaling $100 million to be issued in connection with future property acquisitions.

     As of June 30, 1997, the Company has total assets of approximately $732 million, shareholders' equity of $459 million, and long-term borrowings of $205 million, representing 28% of the total capitalization. The Company anticipates eventually attaining and then expects to generally maintain a long-term debt-to-capitalization ratio of approximately 40%. At June 30, 1997 the Company had available permitted additional borrowings of $74.1 million under its revolving line of credit arrangement, of which approximately $35 million has been subsequently drawn to fund additional investments.

     The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $0.645 and $1.29 per share for the three-month and six-month periods ending June 30, 1997, compared with $0.62 and $1.24 per share for the same periods in 1996. On July 16, 1997, the Board of Directors declared a quarterly common dividend of $.645 per share, payable on August 15, 1997 to common shareholders of record on August 4, 1997. The current $.645 per quarter rate represents an annualized rate of $2.58 per share. Additionally, a regular quarterly preferred stock dividend of $.578 per share was declared payable on August 15, 1997 to Series A (9.25%) Cumulative Preferred shareholders of record on July 31, 1997.

                        OMEGA HEALTHCARE INVESTORS, INC.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS -- THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

        EXHIBIT       DESCRIPTION
        -------       -----------
        10.1          Facility Agreement between Principal Healthcare PLC and
                      Morgan Guaranty, with Omega Healthcare Investors, Inc. as
                      Guarantor
        10.2          Promissory Note Secured by Deed of Legal Mortgage and Deed
                      of Legal Mortgage between Principal Healthcare Finance
                      Limited as the mortgagor and Omega Healthcare Investors,
                      Inc. as the mortgagee
        12            Ratio of Earnings to Combined Fixed Charges and Preferred
                      Stock Dividends
        27            Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

          The following report on Form 8-K was filed since March 31, 1997

             Form 8-K dated April 25, 1997: Report with exhibits in connection with issuance of Class A Cumulative Preferred Stock

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OMEGA HEALTHCARE INVESTORS, INC.
                                                        Registrant

By:                 /s/ ESSEL W. BAILEY, JR.                    President
       ---------------------------------------------------
                      ESSEL W. BAILEY, JR.                                                } Date: July [  ], 1997

By:                    /s/ DAVID A. STOVER                      Chief Financial Officer
       ---------------------------------------------------
                         DAVID A. STOVER

                                 EXHIBIT INDEX

        EXHIBIT                               DESCRIPTION
        -------                               -----------
         10.1         Facility Agreement between Principal Healthcare PLC and
                      Morgan Guaranty, with Omega Healthcare Investors, Inc. as
                      Guarantor
         10.2         Promissory Note Secured by Deed of Legal Mortgage and Deed
                      of Legal Mortgage between Principal Healthcare Finance
                      Limited as the mortgagor and Omega Healthcare Investors,
                      Inc. as the mortgagee
         12           Ratio of Earnings to Combined Fixed Charges and Preferred
                      Stock Dividends
         27           Financial Data Schedule