Form 10-Q/A
period 1997-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 1997-07-29
CIK 888491

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------


                                  FORM 10-Q/A

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

Yes  X        No
    ====         ====

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997

    COMMON STOCK, $.10 PAR VALUE                    19,065,324
           (Class)                             (Number of shares)

================================================================================

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

                                             OMEGA HEALTHCARE INVESTORS, INC.
                                                        Registrant


By:                 /s/ ESSEL W. BAILEY, JR.                    President
       ---------------------------------------------------
                      ESSEL W. BAILEY, JR.

By:                    /s/ DAVID A. STOVER                      Chief Financial Officer
       ---------------------------------------------------
                         DAVID A. STOVER



                                                             Date: July 28, 1997