Form 10-Q
period 1997-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 1997-11-13
CIK 888491

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997

                         COMMON STOCK, $.10 PAR VALUE
                                   (Class)
                                  19,248,806
                              (Number of shares)

================================================================================

                        OMEGA HEALTHCARE INVESTORS, INC

                                   FORM 10-Q

                               SEPTEMBER 30, 1997

                                     INDEX

                                                                               PAGE NO.
                                                                               --------
PART I         FINANCIAL INFORMATION
Item 1.        Condensed Consolidated Financial Statements:
               Balance Sheets
                 September 30, 1997 (unaudited) and December 31, 1996......        2
               Statements of Operations (unaudited) --
                 Three-month and nine-month periods ended September 30,
                 1997 and 1996.............................................        3
               Statements of Cash Flows (unaudited) --
                 Nine-month periods ended September 30, 1997 and 1996......        4
               Notes to Condensed Consolidated Financial Statements
                 September 30, 1997 (unaudited)............................        5
Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................        8
PART II        OTHER INFORMATION
Item 6.        Exhibits and Reports........................................       10

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OMEGA HEALTHCARE INVESTORS, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)      (SEE NOTE)
                           ASSETS
Investments in real estate:
  Real estate properties:
     Land and buildings at cost.............................    $ 462,224       $ 376,177
     Less accumulated depreciation..........................      (43,874)      $ (32,884)
                                                                ---------       ---------
  Real estate properties -- net.............................      418,350         343,293
  Mortgage notes receivable.................................      226,126         217,474
                                                                ---------       ---------
                                                                  644,476         560,767
Investments in and temporary advances to Principal
  Healthcare Finance Ltd. ..................................       42,665          29,970
Other investments...........................................       66,568          19,640
                                                                ---------       ---------
                                                                  753,709         610,377
Cash and short-term investments.............................        6,212           6,244
Goodwill and non-compete agreements -- net..................        6,387           7,605
Other assets................................................       14,648          10,610
                                                                ---------       ---------
     Total assets...........................................    $ 780,956       $ 634,836
                                                                =========       =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Acquisition line of credit..................................    $   6,500       $   6,000
Bank term loan..............................................       25,000          25,000
Unsecured borrowings........................................      186,381          86,381
Secured borrowings..........................................       22,480          24,278
Subordinated convertible debentures.........................       68,090          94,810
Accrued expenses and other liabilities......................       11,235          15,360
                                                                ---------       ---------
     Total liabilities......................................      319,686         251,829
Preferred Stock.............................................       57,500
Common stock and additional paid-in capital.................      432,190         406,127
Cumulative net earnings.....................................      124,084          91,375
Cumulative dividends paid...................................     (152,090)       (114,393)
Unamortized restricted stock awards.........................         (414)           (102)
                                                                ---------       ---------
     Total shareholders' equity.............................      461,270         383,007
                                                                ---------       ---------
                                                                $ 780,956       $ 634,836
                                                                =========       =========

NOTE -- The balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                            ------------------    ------------------
                                                             1997       1996       1997       1996
                                                             ----       ----       ----       ----
Revenues
  Rental income.........................................    $13,318    $10,690    $38,451    $31,699
  Mortgage interest income..............................      7,406      6,439     21,395     17,691
  Other investment income...............................      2,553      1,681      5,533      3,985
  Miscellaneous.........................................        287                   712        286
                                                            -------    -------    -------    -------
                                                             23,564     18,810     66,091     53,661
Expenses
  Depreciation and amortization.........................      4,322      3,424     12,225     10,176
  Interest..............................................      6,262      5,577     17,678     15,097
  General and administrative............................      1,176        993      3,478      2,902
                                                            -------    -------    -------    -------
                                                             11,760      9,994     33,381     28,175
                                                            -------    -------    -------    -------
Net Earnings............................................     11,804      8,816     32,710     25,486
  Preferred stock dividends.............................     (1,330)               (2,216)
                                                            -------    -------    -------    -------
Net Earnings Available to Common Shareholders...........    $10,474    $ 8,816    $30,494    $25,486
                                                            =======    =======    =======    =======
Net earnings per common share...........................      $0.55      $0.51      $1.61      $1.49
                                                            =======    =======    =======    =======
Dividends paid per common share.........................     $0.645      $0.62     $1.935      $1.86
                                                            =======    =======    =======    =======
Weighted average number of common shares outstanding....     19,141     17,142     18,969     17,055
                                                            =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ----------------------
                                                                  1997         1996
                                                                  ----         ----
Operating activities
  Net earnings..............................................    $  32,710    $  25,486
  Adjustment to reconcile net earnings to cash provided by
     operating activities:
     Depreciation and amortization..........................       12,225       10,176
     Other non-cash charges.................................          926          448
                                                                ---------    ---------
  Funds available for distribution and investment...........       45,861       36,110
  Net change in operating assets and liabilities............       (6,904)         179
                                                                ---------    ---------
Net cash provided by operating activities...................       38,957       36,289
Cash flows from financing activities
  Proceeds from unsecured note offering.....................      100,000
  Proceeds from preferred stock offering....................       57,500
  Proceeds from subordinated convertible debentures.........                    95,000
  Proceeds (payments) on acquisition line of credit.........          500      (11,852)
  Proceeds (payments) of long-term borrowings                      (1,798)      14,958
  Proceeds from Dividend Reinvestment Plan..................        1,274       12,545
  Dividends paid............................................      (37,697)     (31,668)
  Costs of raising capital..................................       (4,072)      (2,350)
  Other.....................................................         (375)        (373)
                                                                ---------    ---------
Net cash provided by financing activities...................      115,332       76,260
Cash flows from investing activities
  Acquisition of real estate................................      (86,046)     (18,338)
  Placement of mortgage loans...............................      (10,990)     (70,531)
  Investment in and temporary advances to Principal
     Healthcare Finance Limited.............................      (12,695)
  Fundings of other investments.............................      (45,928)     (26,978)
  Collection of mortgage principal..........................        1,338          355
  Other.....................................................                       (30)
                                                                ---------    ---------
Net cash used in investing activities.......................     (154,321)    (115,522)
                                                                ---------    ---------
Decrease in cash and short-term investments.................    $     (32)   $  (2,973)
                                                                =========    =========

NOTE -- During the nine-month period ended September 30, 1997, subordinated convertible debentures totaling $26,720,000 were converted at a price of $28.625 per share.

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- PRINCIPAL HEALTHCARE FINANCE LIMITED

     In July 1995, the Company became a primary sponsor of Principal Healthcare Finance Limited (Principal). Principal is an Omega-affiliated company which provides sale/leaseback financing to the healthcare and nursing home industry in the United Kingdom. In October 1996, Principal completed a private placement of equity primarily with U.K. institutional investors. Following the placement the Company owns, directly or indirectly, non-voting shares of Principal representing an aggregate equity investment of approximately $7 million. The Company also has invested approximately $23 million in the form of a pounds sterling denominated subordinated loan due December 31, 2000.

     The Company has from time to time provided temporary advances to Principal. Funds advanced to Principal bear interest at 9.25%, and are typically outstanding for no more than ninety days. At September 30, 1997, the balance of temporary advances to Principal is $12.7 million. In July 1997, the Company made available to Principal a commitment for additional advances collateralized by a mortgage of L30 million (approximately $48.9 million) on certain properties owned by Principal. At September 30, 1997, L29.3 million ($47.8 million) is outstanding under this commitment, with such investments classified as other investments. On October 3, 1997, Principal repaid the entire outstanding balance of temporary advances and mortgage loans.

     In July, 1997, the Company provided Principal a guarantee of borrowings of up to 46 million (approximately $75 million), pending its placement of permanent financing for the purchase of a public company which operates nursing homes in the United Kingdom, which homes have been leased to independent third party nursing home operators. As of the date of this report, Principal has borrowed substantially all of the funds available subject to such guarantee. The Company received a fee for this guarantee of approximately $360,000, of which approximately $260,000 was recognized as earned in the three-month period ended September 30, 1997.

NOTE C -- THIRD QUARTER REAL ESTATE INVESTMENTS

     During the 1997 third quarter, the Company consummated a purchase from Lake Park Nursing and Retirement Center, Inc. of two skilled nursing facilities with a total of 364 beds for the purchase consideration of $6,600,000. The facilities are located in Texas and will be operated by Lake Park Nursing and Retirement Center, Inc. The initial term of the lease is ten years, with two options to extend for an additional ten years each. The lease provides initial monthly rents of approximately $705,000.

NOTE D -- ASSET CONCENTRATIONS

     As of September 30, 1997, 95.6% of the Company's real estate investments are related to long-term care facilities. The Company's facilities are located in 26 states and are operated by 34 independent healthcare operating companies. Approximately 59% of the Company's real estate investments are operated by 7 public companies: Sun Healthcare Group, Inc. (20.6% after giving consideration to the merger with Regency Health Services, Inc. as described in Note J), Advocat, Inc. (16.4%), Paragon Health Network, Inc., formerly GranCare, Inc. (8.5%), Unison Healthcare Corp. (6.5%), Res-Care, Inc. (4.1%), Integrated Health Services, Inc. (1.6%) and CMS Health South, formerly Horizon/CMS Healthcare Corp. (1.4%). Of the remaining 26 independent operators, none operate investments in facilities representing more than 7% of the total real estate investments. The three largest states in which investments are located are Indiana (14.7%), Florida (11.6%) and Texas (9.1%).

     In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications and believes its management has the experience and expertise to deal with such issues as may arise from time to time.

     On November 11, 1997 Unison HealthCare Corporation ("Unison") announced that it had yet to make a $6.6 million interest payment due November 1, 1997 to the holders of its 12 1/4% Senior Notes (with a grace period which expires on November 30, 1997). Unison's press release indicates that they are pursuing finance proposals and other alternatives to address liquidity issues. Unison is currently 30 days past due with payments to the Company. The Company's investment with Unison represents approximately $45 million related to approximately 2,000 beds and 5.3% of total investments of the Company as of the date of this report and approximately 6.0% of annualized revenues at the same date. The Company holds $4 million in cash as additional security for payment and performance by Unison and also holds the personal guarantee of a principal shareholder of Unison in an amount not less than $5.2 million.

     The Company has, on a periodic basis, received financial information on the operating results of each individual facility which it has leased or with respect to which it has a mortgage loan to Unison. Based upon that information, the facilities which are security for the leases and loans to Unison appear to provide cash flows exceeding the payments due to the Company. Coverages for the Unison facilities in the Company's portfolio have been trending upward since December 1996, as have the occupancy rates for those facilities.

     The Company continues to monitor the situation at Unison so as to exercise appropriate steps to protect the interests of the Company. The Company has provided notice to Unison of payment and certain other defaults. The Company believes there will be no material adverse effect on its financial position or results of operations as a result of Unison's current financial situation. However, there can be no assurance that there will be no further adverse financial developments with Unison.

NOTE E -- PREFERRED STOCK
     In April 1997, the Company issued 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly. The first dividend was paid on August 15, 1997.

NOTE F -- 6.95% UNSECURED NOTES
     In August 1997 the Company completed the placement of $100 million of unsecured notes bearing interest when issued at 6.95% and due 2007. The notes were priced to yield 6.99%. Interest on the notes is payable semiannually on February 1 and August 1.

NOTE G -- CONVERSION OF SUBORDINATED DEBENTURES
     During the three-month period ended September 30, 1997, approximately $2.9 million of subordinated convertible debentures were converted at a conversion price of $28.625 per share. At September 30, 1997, approximately 2,378,700 shares are reserved for issuance upon conversion of the remaining debentures.

NOTE H -- REVOLVING CREDIT FACILITY
     On September 30, 1997, the Company consummated a second amended and restated loan agreement with Fleet Bank, as agent, Harris Trust and Savings Bank, Dresdner Bank AG and NBD Bank as co-agents, and the signatory banks thereto. The agreement provides for total permitted borrowings of up to $200 million, reduces interest rates on borrowings, and extends the term of the agreement to September 2000.

NOTE I -- NET EARNINGS PER SHARE
     Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Though not yet all declared, cumulative preferred dividends are reported as a reduction of net operating earnings available for distribution to the holders of common shares of stock. The inclusion of options using the treasury stock method and the assumed conversion of debentures is not dilutive.

     The Financial Accounting Standards Board issued statement No. 128, "Earnings per Share". This new standard is not expected to have a material effect on reported per share amounts, primarily because the assumed conversion of debentures presently is anti-dilutive.

NOTE J -- SUBSEQUENT EVENTS
     On October 8, 1997, the Company repaid its $25 million bank term loan upon receipt of proceeds from repayment of advances and loans to Principal.

     On October 8, 1997, the Company purchased from Regency Health Services, Inc. twenty-four nursing homes and two rehabilitation hospitals, comprising 2,256 total beds for a purchase price of $85.8 million. The facilities are located in California, North Carolina, Ohio and West Virginia. Simultaneously, Sun Healthcare Group Inc., whose subsidiaries will operate these facilities under an initial fourteen-year lease arrangement at an initial annual rental of approximately $8.3 million, acquired Regency Health Services, Inc. This purchase increases the Company's assets operated by Sun Healthcare Group, Inc. and subsidiaries to approximately $227.4 million, representing 26.8% of total investments at the date of this filing.

     Sun Healthcare Group, Inc. is a public company and NYSE listed company and therefore it files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Following is consolidated summarized financial information of Sun Healthcare Group, Inc. and subsidiaries for the periods ended June 30, 1997, December 31, 1996, and June 30, 1996, which were derived from reports filed with the Commission:

                                                          SIX MONTHS       SIX MONTHS      TWELVE MONTHS
                                                         ENDED 6/30/97    ENDED 6/30/96    ENDED 12/31/96
                                                         -------------    -------------    --------------
                                                                          (IN THOUSANDS)
Total net revenues...................................        $846,181        $645,744        $1,316,308
Total costs and expenses.............................        790,839          592,902         1,263,842
Net earnings.........................................         33,759           31,705            21,536

                                                         AS OF 6/30/97    AS OF 6/30/96    AS OF 12/31/96
                                                         -------------    -------------    --------------
Current assets.......................................     $  406,743          325,321        $  363,148
Current liabilities..................................        195,693          101,324           151,566
Total assets.........................................      1,604,187        1,077,023         1,229,426
Total liabilities....................................        993,425          496,677           654,592
Stockholders' equity.................................        608,376          577,659           572,137

     On October 7, 1997 the Company provided a $10.7 million bridge loan in connection to its commitment to purchase seven facilities in Iowa with 591 beds from Five Star Care Corp. for total consideration of approximately $14 million. The final funding of this commitment is expected to close before November 15, 1997. The 14-year lease will have an initial annual yield of 10.5%.

     On October 15, 1997 the Company's Board of Directors declared a dividend payable to common shareholders of record on October 31, 1997 to be paid on November 14, 1997. Additionally, a regular quarterly dividend of $.578125 per share was declared for holders of 9.25% Series A Cumulative Preferred Stock for shareholders of record on October 31, 1997 to be paid November 14, 1997.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     "Safe Harbor" Statements Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: The financial strength of the operators of the Company's facilities as it affects their continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the availability and cost of capital; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

     Following is a discussion of the consolidated financial condition and results of operations of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

     Revenues for the three-month and nine-month periods ending September 30, 1997 totaled $23.6 million and $66.1 million, respectively, an increase of $4.8 million and $12.4 million, respectively, over the periods ended September 30, 1996. The 1997 revenue growth stems primarily from additional real estate investments of approximately $142.3 million during the twelve-month period ended September 30, 1997. Additionally, revenue growth of approximately $1,500,000 stems from participating incremental net revenues which became effective in 1997. Gross real estate investments of $688 million as of September 30, 1997 have an average annualized yield of approximately 12.1%.

     Expenses for the three-months ended September 30, 1997 totaled $11.8 million, an increase of $1,800,000 over expenses of $10.0 million for 1996. Expenses for the nine-month period ended September 30, 1997 totaled $33.4 million, increasing $5,200,000 over the expenses of $28.2 million for the 1996 six-month period. The provision for depreciation and amortization for the three-month and nine-month periods ended September 30, 1997 totaled $4,300,000 and $12,200,000 respectively, increasing $900,000 and $2,000,000 respectively, over the same periods in 1996 as a result of additional investments.

     Interest expense for the three-month and nine-month periods ended September 30, 1997 was $6.3 million and $17.7 million, respectively, compared with $5.6 million and $15.1 million, respectively, for the same periods in 1996. The increase in 1997 is primarily due to higher average outstanding borrowings during the 1997 period, partially offset by slightly lower interest rates.

     General and administrative expenses for the three-month and nine-month periods ended September 30, 1997 totaled approximately $1,200,000 and $3,500,000 respectively. These expenses for the three-month and nine-month periods were approximately 5.0% and 5.3% of revenues, respectively, as compared to 5.3% and 5.4% of revenues for the 1996 three-month and nine-month periods.

     Net earnings available to common shareholders were $10,474,000 and $30,494,000 for the three-month and nine-month periods, an increase of approximately $1.7 million and $5.0 million, respectively, over the 1996 periods. The increases stem from the various factors mentioned above, partially offset by the obligation for cumulative preferred dividends in the second and third quarters of 1997. Net earnings per common share increased 7.8% to $.55 for the three-month period and 8.1% to $1.61 for the nine-month period.

     Funds from Operations ("FFO") totaled $14.9 million and $43.2 million for the three-month and nine-month periods ending September 30, 1997, representing an increase of approximately $2.5 million and $7.0 million, respectively, over the same periods in 1996. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation.

     At all times, the Company intends to make and manage its investments (including the sale or disposition of property or other investments) and to operate in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (or regulations thereunder) to qualify as a REIT, unless because of changes in circumstance or changes in the Code (or regulations thereunder), the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT. As such, it generally will not pay federal income taxes on the portion of its income which is distributed to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company has total assets of $781 million, shareholders' equity of $461 million, and long-term borrowings of $302 million, representing 39% of the total capitalization. The Company anticipates eventually attaining and then expects to generally maintain a long-term debt-to-capitalization ratio of approximately 40%. At September 30, 1997, the Company had available permitted borrowings of $168.5 million under its revolving line of credit arrangement, of which an additional $21 million was subsequently drawn to fund additional investments.

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

     The Company has demonstrated a strong capacity to access the capital markets by raising more than the $1 billion in capital since it was organized in 1992. The Company raised more than $450 million in equity, including $130 from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the Health Equity Properties acquisition in 1994 and two additional offerings, the latest represented by the offering of preferred stock completed in April 1997. Additionally, over $600 million of debt capital has been raised, some of which has been used to retire secured borrowings with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. In August 1997 the Company completed a $100 million 10-year senior note offering priced to yield 6.99%. In September 1997 the Company executed a Second Amended and Restated Loan Agreement with its banks. The new agreement provides for total permitted borrowings of up to $200 million, reduces interest rates on borrowings, and extends the term of the agreement to September 2000.

     In February 1997, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering common stock totaling $100 million to be issued in connection with future property acquisitions. Additionally, on August 29, 1997 the Company filed a Form S-3 registration statement with the Securities and Exchange Commission permitting the issuance of up to $200 million related to common stock, unspecified debt, preferred stock and convertible securities.

     The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $0.645 and $1.935 per share for the three-month and nine-month periods ending September 30, 1997, compared with $0.62 and $1.86 per share for the same periods in 1996. On October 15, 1997, the Board of Directors declared a quarterly common dividend of $.645 per share, payable on November 14, 1997 to common shareholders of record on October 31, 1997. The current $.645 per quarter rate represents an annualized rate of $2.58 per share. Additionally, a regular quarterly preferred stock dividend of $.578 per share was declared payable on November 14, 1997 to Series A (9.25%) Cumulative Preferred shareholders of record on October 31, 1997.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS -- THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

      EXHIBIT    DESCRIPTION
      -------    -----------
      27         Financial Data Schedule

  (B) REPORTS ON FORM 8-K:

     The following reports on Form 8-K were filed since June 30, 1997:

          Form 8-K dated August 5, 1997: Report with the following exhibits:

             Underwriting Agreement dated July 31, 1997 relating to the 6.95% Notes due 2007

             Form of Supplemental Indenture No. 1 dated August 5, 1997 relating to the 6.95% Notes due 2007

          Form 8-K dated November 10, 1997: Report with the following exhibits:

             Bylaws of Omega Healthcare Investors, Inc. as Amended and Restated on October 15, 1997

             Second Amended and Restated Loan Agreement by and among Omega Healthcare Investors, Inc., the banks signatory hereto and Fleet Bank, N.A., as agent for such banks, dated September 30, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant

                                                            By: /s/ESSEL W. BAILEY, JR.
                                                                -------------------------------------------------
                                                                Essel W. Bailey, Jr.
Date: November 13, 1997                                         President
                                                            By: /s/DAVID A. STOVER
                                                                -------------------------------------------------
                                                                David A. Stover
Date: November 13, 1997                                         Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    27         Financial Data Schedule