Form 10-K
period 1997-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 1998-03-31
CIK 888491

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 734-747-9790

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                            -------------------
         COMMON STOCK, $.10 PAR VALUE                     NEW YORK STOCK EXCHANGE
    8.5% CONVERTIBLE DEBENTURES, DUE 2001                 NEW YORK STOCK EXCHANGE
 9.25% SERIES A PREFERRED STOCK, $1 PAR VALUE             NEW YORK STOCK EXCHANGE

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS $745,498,000 BASED ON THE $38.8125 CLOSING PRICE PER SHARE FOR SUCH STOCK ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 27, 1998.

     AS OF FEBRUARY 27, 1998, THERE WERE 19,635,322 SHARES OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997, ARE INCORPORATED BY REFERENCE IN PART II OF THIS FORM 10-K.

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITH THE COMMISSION ON OR ABOUT APRIL 1, 1998, IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
================================================================================

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

     During 1995, the Company became a primary sponsor of Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey (United Kingdom) company established to provide capital and medium-term financing on a stable, continuing basis to the private-sector healthcare industry in the United Kingdom. The nursing home industry in the United Kingdom, like that in the United States, is consolidating and capital demand exists. At December 31, 1997, Principal owned 154 properties for which it has invested L215 million (approximately $354 million). The Company also provides services for the administration, marketing, identification and evaluation of potential investments and the monitoring of the performance of the healthcare operators financed by Principal.

     In November, 1997 the Company formed Omega Worldwide, Inc. (Worldwide), a company which will provide investment advisory and management services and hold equity and debt interests in companies engaged in providing sale/leaseback and other capital financing to healthcare service providers throughout the world. In connection with the formation of Worldwide, the Company will receive on or about April 1, 1998, 8.5 million shares of Worldwide common stock and rights to receive up to 5,000,000 shares of Series B Preferred Stock in exchange for substantially all of the Company's interests in Principal. The Company's interests in Principal which will be exchanged for its ownership in Worldwide include: (a) 3,337,500 ordinary shares of Principal and warrants to purchase 10 million ordinary shares of Principal expiring June 30, 2001 at an exercise price of L1.50 (approximately $2.40) per share and 554,583 ordinary shares of Principal expiring December 31, 2000 at an exercise price of L1.00 (approximately $1.60) per share; (b) the Company's right to payment of L15 million (approximately $24 million) from the Sterling denominated subordinated loan; (c) the Company's interest in a ten-year British pound currency swap contract under which Omega Worldwide, Inc. will have the right to exchange L20,000,000 for $31,740,000 on October 15, 2007; (d) and the Amended and
Restated Advisory Services Agreement between the Company and Principal. The Company will retain 900,000 Class A Voting Shares of Principal.

     Omega Worldwide, Inc. has filed a Registration Statement with respect to rights to acquire 2,250,000 shares of its common stock, 500,000 shares to be sold in a primary offering and 2.3 million shares to be sold in a secondary offering by the Company. Each common shareholder of the Company will receive a pro-rata share of approximately 5.2 million common shares of Omega Worldwide, Inc. and will be eligible to receive a portion of the 2.25 million rights to purchase Omega Worldwide, Inc. common stock. The Company will retain a 9% interest in Omega Worldwide, Inc. The date of the distribution of Omega Worldwide, Inc. shares has not been set since it depends upon, among other matters, the date of approval by the Securities and Exchange Commission of the Registration Statement. As of the date of the distribution, the cost of assets transferred to Omega Worldwide, Inc., less the net proceeds of the secondary offering received by the Company, will be charged to shareholders' equity in the form of a special dividend. Management estimates the special dividend will approximate $10 million.

     As of December 31, 1997, the Company's portfolio of domestic investments consisted of 258 long-term care facilities, 3 medical office buildings and 2 rehabilitation hospitals. The Company owns and leases 178 long-term facilities, 3 medical office buildings and 2 rehabilitation hospitals, and provides mortgages, including participating and convertible participating mortgages, on 80 long-term healthcare facilities. The facilities are located in 26 states and operated by 29 unaffiliated operators. The Company's gross real estate investments at December 31, 1997 totaled $779.4 million. During 1997, new investments approximated $196 million as a result of entering into sale/leaseback transactions and making mortgage loans and other investments.

     At March 6, 1998, the Company employed 26 full-time employees. The executive offices of the Company are located at 905 West Eisenhower Circle, Suite 110, Ann Arbor, Michigan 48103. Its telephone number is (734) 747-9790.

INVESTMENT OBJECTIVES

     The investment objectives of the Company are to pay regular cash dividends to shareholders; to provide the opportunity for increased dividends from annual increases in rental and interest income from revenue participations and from portfolio growth; to preserve and protect shareholders' capital; and to provide the opportunity to realize capital growth.

INVESTMENT STRATEGIES AND POLICIES

     The Company maintains a diversified portfolio of income-producing healthcare facilities or mortgages thereon, with a primary focus on long-term care facilities located in the United States. In evaluating potential investments, the Company considers such factors as: (i) the quality and experience of management and the creditworthiness of the operator of the facility; (ii) the adequacy of the facility's historical, current and forecasted cash flow to meet operational needs, capital expenditures and lease or debt service obligations; (iii) the construction quality, condition and design of the facility; (iv) the geographic area and type of facility; (v) the tax, growth, regulatory and reimbursement environment of the community in which the facility is located; (vi) the occupancy and demand for similar healthcare facilities in the same or nearby communities; and (vii) the payor mix of private, Medicare and Medicaid patients.

     In making investments, the Company generally seeks established, creditworthy, middle-market healthcare operators which meet the Company's standards for quality and experience of management. Although the Company has emphasized long-term care investments, it intends to diversify prudently into other types of healthcare facilities or other properties. The Company actively seeks to diversify its investments in terms of geographic location, operators and facility types.

     A fundamental investment strategy of the Company is to obtain contractual rent escalations under long-term, non-cancelable, triple-net leases (whereby the tenant is responsible for all maintenance, repairs, taxes and insurance on the leased properties) and revenue participation through participating mortgage loans, and to obtain substantial security deposits. Additional security is typically provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate/personal guarantees, when appropriate.

     The Company prefers to invest in equity ownership of properties. Due to regulatory, tax or other considerations, the Company sometimes pursues alternative investment structures, including Convertible Participating and Participating Mortgages, that are intended to achieve returns comparable to equity investments. The following summarizes the four primary structures currently used by the Company:

          Purchase/Leaseback. The Company's owned properties are generally leased under provisions of leases for terms ranging from 5 to 17 years, plus renewal options. The leases originated by the Company generally provide for minimum annual rentals which are subject to annual formula increases (i.e., based upon such factors as increases in the Consumer Price Index ("CPI") or increases in the revenues of the underlying properties), with certain fixed minimum and maximum levels. Generally, the operator holds an option to repurchase the property at set dates at prices based on specified formulas. The average annualized yield from leases was 11.57% at January 1, 1998.

          Convertible Participating Mortgage. Convertible Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. Convertible Participating Mortgages afford the Company an option to convert its mortgage into direct ownership of the property, generally at a point six to nine years from inception; they are then subject to a leaseback to the operator for the balance of the original agreed term and for the original agreed participations in revenues or CPI adjustments. This allows the Company to capture a portion of the potential appreciation in value of the real estate. The operator has the right to purchase the Company's option at prices based on specified formulas. The average annualized yield on these mortgages was approximately 12.75% at January 1, 1998.

          Participating Mortgage. Participating Mortgages of the Company are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. The average annualized yield on these investments was approximately 14.36% at January 1, 1998.

          Fixed-Rate Mortgage. These mortgages of the Company, with a fixed interest rate for the mortgage term, are also secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was 11.16% at January 1, 1998.

     The table set forth in Item 2 -- Properties, herein, contains information regarding the Company's real estate properties, their locations, and the types of investment structures as of December 31, 1997.

BORROWING POLICIES

     The Company may incur additional indebtedness, and anticipates attaining and then maintaining a long-term debt-to-capitalization ratio of approximately 40%. The Company intends to review periodically its policy with respect to its debt-to-equity ratio and to adapt such policy as its management deems prudent in light of prevailing market conditions. The Company's strategy generally has been to match the maturity of its indebtedness with the maturity of its assets, and to employ long-term, fixed-rate debt to the extent practicable.

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

     The Company has an unsecured acquisition line of credit which permits borrowings of up to $200,000,000, of which approximately $129 million was used at February 27, 1998. This credit facility provides temporary funds for new investments in healthcare facilities. The Company expects to periodically replace funds drawn on the acquisition line through long-term, fixed-rate borrowings, the issuance of equity linked borrowings, or the issuance of additional shares of capital stock.

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

GOVERNMENT HEALTHCARE REGULATION AND REIMBURSEMENTS

     Healthcare is an area of extensive government regulation and dynamic regulatory change. The Company's lessees and mortgagors are and will continue to be subject to extensive federal, state and local regulation, including facility inspections, reimbursement policies, and control over certain expenditures. Changes in laws or regulations, or new interpretations of existing laws or regulations, can have a dramatic effect on methods and costs of doing business, as well as the amounts of reimbursement by government and private third-party payors.

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

     Since 1976, healthcare regulation through Certificates of Need ("CON") have tended to limit construction of new long-term care facilities in many states. Several states in which the Company has investments have repealed CON legislation, including Indiana, California and Texas, which may adversely affect customers of the Company.

     The levels of revenues and profitability of the Company's lessees and mortgagors will continue to be affected by the ongoing efforts of third-party payors to contain or reduce the costs of healthcare. Recent legislation changes the Medicare payment methodology for skilled nursing facilities effective for cost reporting years commencing after July 1, 1998. The cost-based system is replaced by a federal per diem rate that is phased in over four years. The new per diem rate will be the sole payment for both direct nursing care ("Part A services") and ancillary services that were previously billed separately from the cost-based reimbursement system ("Part B services"). Capital costs are also included in the per diem rate. Many states have also converted to a system based on prospectively determined fixed rates.

     Until 1997, state Medicaid programs were required to reimburse nursing facilities based on rates that were reasonable and adequate to meet the costs that must be incurred by efficiently and economically operated facilities in order to provide services in conformity with federal and state standards and to assure reasonable access to patients. This law restricted the ability of the states to reduce Medicaid payments. Congress repealed this requirement in 1997. Under the new law, states need only publish the methodology used to develop the proposed rates, along with a justification for the methodology, and allow public comment. This change could result in reduced Medicaid payments to facilities operated by the Company's customers. The Company expects that there will continue to be proposals to limit Medicaid and Medicare reimbursement for healthcare services in an attempt to reduce the United States federal budget deficit. Proposals have also been made to limit Medicaid reimbursement for healthcare services in many of the states in which the Company's facilities are located. The Company cannot at this time predict whether any of these proposals will be adopted at the federal or state level or, if adopted and implemented, what effect, if any, such proposals will have on the lessees or mortgagors of the Company, and, indirectly, the Company. A significant change in coverage, reduction in payment rates by third-party payors, or the decline in availability of funding could have a material adverse effect on the business and financial condition of the Company's lessees and mortgagors, and, indirectly, the Company's financial condition.

     There can be no assurance that the Medicaid reimbursement programs in each of the states where the lessees' and mortgagors' facilities are located will reimburse rent or interest costs of the lessees and mortgagors at increased levels recognizing the initial sales to or borrowings from the Company. Failure by these state Medicaid programs to provide reimbursement at current or increased levels could have an adverse effect upon the cash flow of the facilities and, hence, on the ability of the Company's lessees and mortgagors to meet their respective payment obligations to the Company. Additionally, Medicare regulations provide that effective December 1, 1997, when a facility changes ownership (by sale or under certain lease transactions), reimbursement for depreciation and interest will be based on the cost to the owner of record as of August 5, 1997, less depreciation allowed. Previously, the buyer would use its cost of purchase up to the original owner's historical cost before depreciation. Such changes could adversely affect the resale value of the Company's healthcare facilities.

     Healthcare facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs -- in some cases without a prior hearing -- for failure to meet program requirements. In 1997, two facilities of the Company in Alabama were excluded from programs for 68 and 72 days. This had no effect on the rents received by the Company and the facilities in question have been reinstated. Other changes in the healthcare industry include continuing trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third party oversight of healthcare company operations and business practices, and increased demand for capitated healthcare services (delivery of services at a fixed price per capita basis to a defined group of covered parties). The entrance of insurance companies into managed care programs is also accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of healthcare services that are reimbursed under Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. As a result of the foregoing, the revenues and margins of the operators of the Company's facilities may decrease, resulting in a reduction of the Company's rent/interest coverage from investments.

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

EXECUTIVE OFFICERS OF THE COMPANY

     At the date of this report, the executive officers of the Company are:

          Essel W. Bailey, Jr. (53) has been President, Chief Executive Officer and Secretary of the Company since March 1992, and Chairman of the board since July 1995. Prior to that he was a Managing Director of Omega Capital, a healthcare investment partnership, from 1986 to 1992. He was previously a partner in a major Michigan law firm. Mr. Bailey is also a director of Principal Healthcare Finance Limited and of Vitalink Pharmacy Services, Inc., an NYSE listed company and the fourth largest institutional pharmacy serving the long-term care industry in the United States.

          James P. Flaherty (50) joined the Company in 1996 and was appointed Vice President-International of the Company and Managing Director and Chief Executive of Omega U.K. Limited in January 1997. Before he joined the Company, he was Chairman of Black Rock Capital Corporation, a leasing and merchant banking firm he founded in 1994. From April 1991 until December of 1993 Mr. Flaherty was Managing Partner of Pareto Partners, a London based investment management firm. Prior to 1991, he was employed by American Express Bank Ltd. in London and Geneva in a number of senior management capacities and by State National Bank of Connecticut and its successor, The Connecticut Bank & Trust Co.

          F. Scott Kellman (41) joined the Company as Senior Vice President-Acquisitions in August 1993, and was appointed Executive Vice President in August 1994. From 1986 to 1989, he was Vice President of Meritor Savings Bank, the last two years as director of the healthcare lending unit. From 1989 to 1991, he served as Vice President of Van Kampen Merritt, Inc., an investment banking subsidiary of Xerox. From 1991 through 1993 he was employed by several investment banking and healthcare investment firms. In March 1998 he was named Chief Operating Officer of the Company.

          Susan A. Kovach (38) joined the Company in December 1997 as Vice President, General Counsel and Secretary. Before she joined the Company, she was a lawyer with Dykema Gossett PLLC in Detroit, Michigan for 12 years, the last three years as a senior member of the firm.

          David A. Stover (52) joined the Company as Vice President and Chief Financial Officer in September 1994. Mr. Stover is a Certified Public Accountant and has 23 years' experience with the international accounting firm of Ernst & Young LLP and its predecessor firms. From 1981 through 1990, he was an audit, tax and consulting partner, spending the last of those years as area partner-in-charge of services for the firm's healthcare clients in Western Michigan. From 1992 to 1994, Mr. Stover was principal of his own consulting firm and, from 1990 to 1992, he was Chief Financial Officer of International Research and Development Corporation.

OTHER KEY PERSONNEL

     Todd Robinson (32), Assistant Vice President and Director of Acquisitions, is a Certified Public Accountant who joined Omega in June 1995 after five years with the real estate group at Interstate/Johnson Lane, where he was responsible for the healthcare portfolio. Prior to joining Interstate, Mr. Robinson was a tax consultant with Arthur Andersen & Company, LLP.

     Laurence Rich (38), Managing Director of Acquisitions, joined the Company in January 1998 after 5 years working as a lawyer with the firms of Dykema Gossett PLLC and Pepper, Hamilton & Scheetz. Previously Mr. Rich was Director of Operations for The Ivanhoe Companies, a residential and commercial land development and construction company located in West Bloomfield, Michigan from 1988 to 1992, and from 1983 to 1987 was Director of Marketing for Acorn Building Components, Inc., a national manufacturer of residential and commercial building products located in Detroit, Michigan. He is a certified public accountant.

     Carol Albaugh (35) joined the Company in December 1996 as Controller after completing her MBA at the University of Michigan. Prior to joining the Company, she held various progressively responsible positions for nine years at Borders Group Incorporated, most recently serving as Manager of Financial Planning and Analysis through March 1996.

ITEM 2 -- PROPERTIES

     At December 31, 1997, the Company's real estate investments were in long-term care facilities, medical office buildings and rehabilitation hospitals. The investments are either in the form of purchased facilities, which are leased to operators, or mortgages on facilities which are operated by the mortgagors or their affiliates. The facilities are located in 26 states and are operated by 29 unaffiliated operators. Basic information regarding investments as of December 31, 1997 is as follows:

                                                                NO. OF       NO. OF
INVESTMENT STRUCTURE/OPERATOR                                 TOTAL BEDS   FACILITIES   OCCUPANCY %
-----------------------------                                 ----------   ----------   -----------
PURCHASE/LEASEBACK PROPERTIES
Sun Healthcare Group, Inc...................................     5,557         51            91
Advocat, Inc................................................     2,959         28            85
Unison Healthcare Corp......................................     1,664         17            79
Emerald Healthcare Inc......................................     1,336         31            75
ExtendaCare, Inc............................................       880         22            74
Alden Management Services, Inc..............................       870          4            89
Senior Care Properties, Inc.................................       644          3            79
Res-Care, Inc...............................................       596          8            93
Five Star Corporation.......................................       491          6            82
First Health Care Associates................................       360          1            71
Hunter Management Group, Inc................................       300          1            91
Complete Care, Inc..........................................       278          2            81
Meadowbrook Healthcare of N.C...............................       192          2            82
Kansas & Missouri, Inc......................................       173          1            57
Integrated Health Services, Inc.............................       160          1            67
Liberty Assisted Living Centers, LP.........................       120          1            92
Tutera Evergreen, LLC.......................................        56          1            97
The Graduate Hospital.......................................         0          3           N/A
                                                                ------        ---           ---
                                                                16,636        183            84
CONVERTIBLE PARTICIPATING MORTGAGES
Sun Healthcare Group, Inc...................................       546          4            94
Unison Healthcare Corp......................................       347          3            69
ExtendaCare, Inc............................................       283          3            98
Premiere HCP III Hillsborough, Inc..........................       180          1            75
Senior Care Properties, Inc.................................       150          2            82
                                                                ------        ---           ---
                                                                 1,506         13            81
PARTICIPATING MORTGAGES
Paragon Health Network, Inc.................................     1,863         13            88
North Country Healthcare Associates.........................       652         12            87
ExtendaCare, Inc............................................       203          3            92
Advocat, Inc................................................       317          3            89
                                                                ------        ---           ---
                                                                 3,035         31            88
FIXED-RATE MORTGAGES
Horizon/CMS Healthcare Corp.................................     1,179         11           N/A
Essex Healthcare Corporation................................       635          6            88
Advocat, Inc................................................       423          4            92
Tiffany Care Centers........................................       330          5            80
Emerald Healthcare, Inc.....................................       300          2            97
Quality Care, Inc...........................................        75          1            91
American Healthcare Centers, Inc............................       100          1            89

                                                                NO. OF       NO. OF
               INVESTMENT STRUCTURE/OPERATOR                  TOTAL BEDS   FACILITIES   OCCUPANCY %
               -----------------------------                  ----------   ----------   -----------
Other Mortgages.............................................       601          6           N/A
                                                                ------        ---           ---
                                                                 3,643         36            90
                                                                ------        ---           ---
     Totals.................................................    24,820        263            85
                                                                ======        ===           ===

-------------------------
N/A -- Data are not reported or not applicable.

     The distribution of real estate investments by investment type and state is as follows:

                                                                                TOTAL
                                                        NUMBER OF    TOTAL    INVESTMENT   INVESTMENT
              INVESTMENT STRUCTURE/STATE                FACILITIES    BEDS     ($1,000)      YIELD
              --------------------------                ----------   -----    ----------   ----------
PURCHASE/LEASEBACK PROPERTIES
Indiana...............................................      68        3,327    $101,391       12.68%
California............................................      18        1,453      56,012        9.76
Texas.................................................  14....        2,099      42,221       11.85
Arkansas..............................................      12        1,273      37,888       13.55
Illinois..............................................       9        1,302      42,973       10.84
Alabama...............................................       9        1,121      35,224       12.01
Kentucky..............................................       9          943      35,995       10.76
North Carolina........................................       7          891      29,746       10.58
Iowa..................................................       7          568      15,693       10.82
West Virginia.........................................       6          616      23,184       10.32
Tennessee.............................................       5          606      17,447       11.99
Florida...............................................       4          770      35,643       11.26
Ohio..................................................       4          453      15,954       10.58
Pennsylvania..........................................       3            0      30,031       13.14
Washington............................................       2          319      15,900       11.08
Missouri..............................................       1          360       9,000       13.15
Kansas................................................       1          173       2,500        8.77
Massachusetts.........................................       1          135       8,300       10.71
Louisiana.............................................       1          131       4,602       11.25
Colorado..............................................       1           56         750       13.06
Idaho.................................................       1           40         600       10.71
                                                           ---       ------    --------      ------
     Total............................................  183...       16,636     561,054       11.57
CONVERTIBLE PARTICIPATING MORTGAGES
Tennessee.............................................       4          546      18,232       14.17
Texas.................................................       3          347      10,200       12.54
Kentucky..............................................       3          283      10,250       11.09
Florida...............................................       3          330      10,934       12.14
                                                           ---       ------    --------      ------
  Total Convertible Participating.....................      13        1,506      49,616       12.75
PARTICIPATING MORTGAGES
Michigan..............................................      13        1,863      58,800       15.72
Maine.................................................      11          619      24,183       12.09
Florida...............................................       3          317       7,031       13.42
Kentucky..............................................       3          203       4,397       11.26
Massachusetts.........................................       1           33       2,096       12.09
                                                           ---       ------    --------      ------
  Total Participating Mortgages.......................      31        3,035      96,507       14.36

                                                                                TOTAL
                                                        NUMBER OF    TOTAL    INVESTMENT   INVESTMENT
              INVESTMENT STRUCTURE/STATE                FACILITIES    BEDS     ($1,000)      YIELD
              --------------------------                ----------   -----    ----------   ----------
FIXED RATE MORTGAGES
Texas.................................................       9        1,026       9,101       10.75
Ohio..................................................       7          735      19,141       10.91
Florida...............................................       6          723      25,935       11.61
California............................................       3          250       2,851       11.18
Missouri..............................................       5          330       5,296       11.32
Iowa..................................................       2          250       3,730       10.75
New Mexico............................................       2          156       1,588       10.75
Utah..................................................       1          100       1,910       10.75
Nevada................................................       1           73         496       10.75
Other, primarily construction.........................                            2,182       10.75
                                                           ---       ------    --------      ------
     Total Fixed Rate Mortgages.......................      36        3,643      72,230       11.16
                                                           ---       ------    --------      ------
     Total Real Estate Investments....................     263       24,820    $779,407       11.95%
                                                           ===       ======    ========      ======

ITEM 3 -- LEGAL PROCEEDINGS

     There were no legal proceedings pending as of December 31, 1997, or as of the date of this report, to which the Company is a party or to which the properties are subject, which were likely to have a material adverse effect on the operations of the Company or on its financial condition.

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

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's shares of common stock are traded on the New York Stock Exchange under the symbol OHI. The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite and dividends per share:

                    1997                                                      1996
--------------------------------------------              --------------------------------------------
                                   DIVIDENDS                                                 DIVIDENDS
QUARTER      HIGH        LOW       PER SHARE              QUARTER      HIGH        LOW       PER SHARE
-------      ----        ---       ---------              -------      ----        ---       ---------
First      $32.8750    $30.7500     $0.645                First      $29.7500    $26.3750      $0.62
Second     $33.5625    $30.5000     $0.645                Second     $29.1250    $27.1250      $0.62
Third      $36.1875    $31.8125     $0.645                Third      $30.1250    $27.7500      $0.62
Fourth     $38.6250    $35.5000     $0.645                Fourth     $33.5000    $29.1250      $0.62
                                    ------                                                     -----
                                    $ 2.58                                                     $2.48

     The closing price on February 27, 1998 was $38.8125 per share. As of February 27, 1998, there were 19,635,322 shares of common stock outstanding with approximately 3,200 registered holders and approximately 30,000 beneficial owners.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company should be read in conjunction with the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's 1997 Annual Report to Shareholders, which is included herein as Exhibit 13.

                                                                YEAR ENDED DECEMBER 31
                                                  ---------------------------------------------------
                                                   1997      1996      1995     1994(1)        1993
                                                   ----      ----      ----     -------        ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenues.......................................   $90,820   $73,127   $61,430   $37,747       $20,750
Net Earnings Available to Common (before
     Extraordinary Charge from Prepayment of
     Debt in 1995).............................    41,305    34,590    29,490    17,777        11,573
Net Earnings Available to Common...............    41,305    34,590    23,011    17,777        11,573
Per Share Amounts:
Net Earnings (before Extraordinary Charge in
     1995).....................................   $  2.16   $  2.01   $  1.83   $  1.70       $  1.78
Net Earnings Available to Common, Basic........      2.16      2.01      1.43      1.70          1.78
Net Earnings Available to Common, Diluted......      2.16      2.01      1.43      1.70          1.78
Dividends, Preferred(2)........................      1.16
Dividends, Common(2)...........................      2.58      2.48      2.36      2.20          2.04
Weighted Average Shares Outstanding, Basic.....    19,085    17,196    16,071    10,451         6,513
Weighted Average Shares Outstanding, Diluted...    19,137    17,240    16,081    10,459         6,518

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                              ----       ----       ----       ----       ----
BALANCE SHEET DATA
Cost of Investments.......................  $839,827   $643,261   $547,923   $475,961   $231,751
Total Assets..............................   816,108    634,836    551,188    500,731    243,587
Acquisition Line of Credit................    58,300      6,000     74,690     20,000     14,500
Long-Term Borrowings......................   208,966    135,659    120,453    133,602    103,573
Subordinated Convertible Debentures.......    62,485     94,810
Shareholders' Equity......................   468,221    383,007    347,129    338,543    122,714

-------------------------
(1) The Company acquired Health Equity Properties Incorporated on September 30, 1994.

(2) Dividends per share are those declared and paid during such period.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the caption "Management's Discussion and Analysis" on Pages 8 through 10 of the Company's Annual Report to Shareholders, included herein as Exhibit 13.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements included in Pages 11 through 23 of the Company's Annual Report to Shareholders, included herein as Exhibit 13.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in Item 1 herein or incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 1998 at 11:00 a.m. EST, which will be filed on or about April 1, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 1998 at 11:00 a.m. EST, which will be filed on or about April 1, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 1998, which will be filed on or about April 1, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 1998, which will be filed on or about April 1, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Listing of Consolidated Financial Statements -- See Index to Financial Information on Page F-2 of Exhibit 13 of this report.

     (a)(2) Listing of Financial Statement Schedules -- See Index to Financial Information on Page F-2 of Exhibit 13 of this report.

     (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page 16 of this report.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the fourth quarter of 1997:

        Form 8-K dated November 10, 1997: Report with the following exhibits:

           Bylaws of Omega Healthcare Investors, Inc. as Amended and Restated on October 15, 1997

           Second Amended and Restated Loan Agreement by and among Omega Healthcare Investors, Inc., the banks signatory hereto and Fleet Bank, N.A., as agent for such banks, dated September 30, 1997

     (c) Exhibits -- See Index to Exhibits beginning on Page 16 of this report.

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

             SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OMEGA HEALTHCARE INVESTORS, INC.
                               DECEMBER 31, 1997

           COLUMN A                COLUMN B        COLUMN C              COLUMN D              COLUMN E(5)          COLUMN F
-------------------------------  ------------   ---------------   -----------------------   ------------------   ---------------
                                                                                             GROSS AMOUNT AT
                                                                                             WHICH CARRIED AT
                                                                                             CLOSE OF PERIOD
                                                INITIAL COST TO                             ------------------
                                                    COMPANY          COST CAPITALIZED
                                                ---------------        SUBSEQUENT TO
                                                                        ACQUISITION             BUILDINGS
                                                   BUILDINGS      -----------------------        AND LAND
                                                   AND LAND                      CARRYING      IMPROVEMENTS        ACCUMULATED
        DESCRIPTION(1)           ENCUMBRANCES    IMPROVEMENTS     IMPROVEMENTS    COSTS           TOTAL          DEPRECIATION(6)
        --------------           ------------    ------------     ------------   --------      ------------      ---------------
Sun Healthcare Group, Inc.:
  Alabama (LTC)................                  $ 23,584,956      $        0       $0         $ 23,584,956        $   509,221
  California (LTC, RH).........                    56,012,510               0        0           56,012,510            335,934
  Florida (LTC)................                    10,700,000               0        0           10,700,000            256,692
  Florida (LTC)................                    10,796,688               0        0           10,796,688            233,110
  Idaho (LTC)..................                       600,000               0        0              600,000             14,394
  Illinois (LTC)...............                     4,900,000               0        0            4,900,000            206,887
  Illinois (LTC)...............                     3,942,726               0        0            3,942,726             85,127
  Indiana (LTC)................                     3,000,000               0        0            3,000,000            126,666
  Iowa (LTC)...................                     2,700,000               0        0            2,700,000            113,999
  Louisiana (LTC)..............                     4,602,574               0        0            4,602,574             99,374
  Massachusetts (LTC)..........                     8,300,000               0        0            8,300,000            199,116
  North Carolina (LTC).........                     8,818,000               0        0            8,818,000            910,442
  North Carolina (LTC).........                    11,100,131               0        0           11,100,131          1,146,068
  North Carolina (LTC).........                     2,327,608               0        0            2,327,608             13,960
  Ohio (LTC)...................                    10,099,452               0        0           10,099,452             60,571
  Tennessee (LTC)..............                     7,905,139               0        0            7,905,139            816,191
  Texas (LTC)..................                     7,100,000               0        0            7,100,000            299,776
  Texas (LTC)..................                     9,415,056               0        0            9,415,056            203,279
  Washington (LTC).............                     5,900,000               0        0            5,900,000            141,540
  West Virginia (LTC)..........                    17,397,883               0        0           17,397,883            104,343
                                                 ------------      ----------       --         ------------        -----------
                                                  209,202,724               0        0          209,202,724          5,876,690
Advocat, Inc.:
  Alabama (LTC)................                    11,638,797               0        0           11,638,797          1,913,325
  Arkansas (LTC)...............                    37,887,832               0        0           37,887,832          6,228,457
  Tennessee (LTC)..............       (2)           9,542,121               0        0            9,542,121          1,568,649
  Kentucky (LTC)...............       (3)          16,149,775       1,816,000        0           17,965,775          1,883,442
  Ohio (LTC)...................                     5,854,186                        0            5,854,186            472,905
  West Virginia (LTC)..........                     5,283,525         502,338        0            5,785,863            467,386
                                                 ------------      ----------                  ------------        -----------
                                                   86,356,236       2,318,338        0           88,674,574         12,534,164
Emerald Healthcare, Inc.:
  Illinois (LTC)...............                     2,963,578               0        0            2,963,578            436,397
  Indiana (LTC)................                    33,782,788               0        0           33,782,788          4,974,645
                                                 ------------      ----------                  ------------        -----------
                                                   36,746,366                                    36,746,366          5,411,042
Unison Healthcare Corp.:
  Indiana (LTC)................                    19,760,000         823,839        0           20,583,839          3,101,876
  Texas (LTC)..................                    13,810,000         138,515        0           13,948,515          1,324,933
                                                 ------------      ----------                  ------------        -----------
                                                   33,570,000         962,354        0           34,532,354          4,426,809
Alden Management Services, Inc:
  Illinois (LTC)...............                    31,000,000         166,475        0           31,166,475          3,334,479
The Graduate Hospital:
  Pennsylvania (MOB)...........                    30,031,250               0        0           30,031,250          4,557,371

           COLUMN A               COLUMN G         COLUMN H            COLUMN I
-------------------------------  ----------   ------------------   -----------------

                                                                     LIFE ON WHICH
                                                                     DEPRECIATION
                                                                       IN LATEST
                                  DATE OF            DATE          INCOME STATEMENTS
        DESCRIPTION(1)           RENOVATION        ACQUIRED           IS COMPUTED
        --------------           ----------        --------        -----------------
Sun Healthcare Group, Inc.:      1940-1995
  Alabama (LTC)................                   March 31, 1997         33 years
  California (LTC, RH).........                  October 8, 1997         33 years
  Florida (LTC)................                February 28, 1997         33 years
  Florida (LTC)................                   March 31, 1997         33 years
  Idaho (LTC)..................                February 28, 1997         33 years
  Illinois (LTC)...............                  August 30, 1996         30 years
  Illinois (LTC)...............                   March 31, 1997         33 years
  Indiana (LTC)................                  August 30, 1996         30 years
  Iowa (LTC)...................                  August 30, 1996         30 years
  Louisiana (LTC)..............                   March 31, 1997         33 years
  Massachusetts (LTC)..........                February 28, 1997         33 years
  North Carolina (LTC).........                    June 30, 1994         39 years
  North Carolina (LTC).........               September 30, 1994         29 years
  North Carolina (LTC).........                  October 8, 1997         33 years
  Ohio (LTC)...................                  October 8, 1997         33 years
  Tennessee (LTC)..............               September 30, 1994         30 years
  Texas (LTC)..................                  August 30, 1996         30 years
  Texas (LTC)..................                   March 31, 1997         33 years
  Washington (LTC).............                   March 31, 1997         33 years
  West Virginia (LTC)..........                  October 8, 1997         33 years

Advocat, Inc.:                   1948-1995
  Alabama (LTC)................                  August 14, 1992       31.5 years
  Arkansas (LTC)...............                  August 14, 1992       31.5 years
  Tennessee (LTC)..............                  August 14, 1992       31.5 years
  Kentucky (LTC)...............                     July 1, 1994         33 years
  Ohio (LTC)...................                     July 1, 1994         33 years
  West Virginia (LTC)..........                     July 1, 1994         33 years

Emerald Healthcare, Inc.:        1960-1975
  Illinois (LTC)...............                    April 1, 1996         25 years
  Indiana (LTC)................                    April 1, 1996         25 years

Unison Healthcare Corp.:         1963-1993
  Indiana (LTC)................                December 23, 1992       31.5 years
  Texas (LTC)..................                 December 1, 1993         39 years

Alden Management Services, Inc:  1958-1981
  Illinois (LTC)...............               September 30, 1994         30 years
The Graduate Hospital:           1929-1984
  Pennsylvania (MOB)...........                 October 28, 1993       27.5 years

            COLUMN A                COLUMN B        COLUMN C              COLUMN D             COLUMN E(5)         COLUMN F
--------------------------------  ------------   ---------------   -----------------------   ----------------   ---------------
                                                                                             GROSS AMOUNT AT
                                                                                             WHICH CARRIED AT
                                                                                             CLOSE OF PERIOD
                                                 INITIAL COST TO                             ----------------
                                                     COMPANY          COST CAPITALIZED
                                                 ---------------        SUBSEQUENT TO
                                                                         ACQUISITION            BUILDINGS
                                                    BUILDINGS      -----------------------       AND LAND
                                                    AND LAND                      CARRYING     IMPROVEMENTS       ACCUMULATED
         DESCRIPTION(1)           ENCUMBRANCES    IMPROVEMENTS     IMPROVEMENTS    COSTS          TOTAL         DEPRECIATION(6)
         --------------           ------------    ------------     ------------   --------     ------------     ---------------
Res-Care Health Services, Inc.:
 Indiana (LTC)..................                    20,470,968               0        0          20,470,968         2,293,102
 Kentucky (LTC).................                     8,029,032               0        0           8,029,032           899,390
                                                  ------------      ----------                 ------------       -----------
                                                    28,500,000               0        0          28,500,000         3,192,492
ExtendaCare, Inc.:
 Indiana (LTC)..................                    23,553,634               0        0          23,553,634         2,266,746
Five Star Corporation:
 Iowa (LTC).....................                    12,993,318               0        0          12,993,318            74,419
Senior Care Properties, Inc.:
 Texas (LTC)....................                     5,200,000               0        0           5,200,000           441,071
 Texas (LTC)....................                     6,557,143               0        0           6,557,143            62,922
                                                  ------------      ----------       --        ------------       -----------
                                                    11,757,143               0        0          11,757,143           503,993
Integrated Health Services,
 Inc.:
 Washington (LTC)...............                  $ 10,000,000      $        0       $0        $ 10,000,000       $ 1,070,833
First HealthCare Associates:
 Missouri (LTC).................                     9,000,000               0        0           9,000,000         1,158,519
Hunter Management Group Inc.:
 Florida (LTC)..................                     8,150,000             866        0           8,150,866           779,043
Meadowbrook Healthcare of North
 Carolina:                             (4)
 North Carolina (LTC)...........                     7,500,000               0        0           7,500,000           788,895
Liberty Assisted Living Centers
 LTD
Partnership:
 Florida (LTC)..................                     5,994,730             760        0           5,995,490           802,712
Miscellaneous Investments:
                                                    13,250,000               0        0          13,250,000         1,369,068
                                                  ------------      ----------       --        ------------       -----------
                                                  $557,605,401      $3,448,793       $0        $561,054,194       $48,147,275
                                                  ============      ==========       ==        ============       ===========

            COLUMN A               COLUMN G         COLUMN H            COLUMN I
--------------------------------  ----------   ------------------   -----------------

                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                   DATE OF            DATE          INCOME STATEMENTS
         DESCRIPTION(1)           RENOVATION        ACQUIRED           IS COMPUTED
         --------------           ----------        --------        -----------------
Res-Care Health Services, Inc.:   1962-1972
 Indiana (LTC)..................               September 30, 1994      25-30 years
 Kentucky (LTC).................               September 30, 1994         30 years
ExtendaCare, Inc.:                1967-1974
 Indiana (LTC)..................                 January 16, 1996         25 years
Five Star Corporation:            1963-1983
 Iowa (LTC).....................                  October 7, 1997         33 years
Senior Care Properties, Inc.:     1929-1996
 Texas (LTC)....................                  January 1, 1995       31.5 years
 Texas (LTC)....................                September 5, 1997         33 years
Integrated Health Services,
 Inc.:                            1965-1967
 Washington (LTC)...............                September 1, 1996         20 years
First HealthCare Associates:      1978-1986
 Missouri (LTC).................                  August 14, 1992       31.5 years
Hunter Management Group Inc.:     1977-1978
 Florida (LTC)..................               September 13, 1993         39 years
Meadowbrook Healthcare of North
 Carolina:                        1984-1985
 North Carolina (LTC)...........               September 30, 1994       31.5 years
Liberty Assisted Living Centers
 LTD Partnership:                      1989
 Florida (LTC)..................               September 30, 1994         27 years
Miscellaneous Investments:
                                  1956-1985               Various      20-39 years

------------------
(1) All of the real estate included in this schedule are being used in either the operation of long-term care facilities (LTC), rehabilitation hospitals
    (RH) or medical office buildings (MOB) located in the states indicated.
(2) Certain of the real estate indicated are security for Industrial Development Revenue Bonds totaling $8,980,000 at December 31, 1997.
(3) Certain of the real estate indicated are security for notes payable totaling $7,900,628 at December 31, 1997.
(4) Certain of the real estate indicated are security for HUD loans totaling $5,380,148 at December 31, 1997.

                          COLUMN E                                1995           1996           1997
                          --------                                ----           ----           ----
(5) Balance at beginning of period..........................  $334,600,764   $357,556,246   $376,177,045
    Additions during period:

    Acquisitions............................................    22,747,486     17,700,000    183,229,915
    Improvements and other..................................       207,996        920,799      1,647,234
                                                              ------------   ------------   ------------
   Balance at close of period...............................  $357,556,246   $376,177,045   $561,054,194
                                                              ============   ============   ============

                          COLUMN F                               1995          1996          1997
                          --------                               ----          ----          ----
(6) Balance at beginning of period..........................  $ 9,552,587   $20,836,153   $32,884,104
    Additions during period:
    Provisions for depreciation.............................   11,283,566    12,047,951    15,263,171
                                                              -----------   -----------   -----------
   Balance at close of period...............................  $20,836,153   $32,884,104   $48,147,275
                                                              ===========   ===========   ===========

                   SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                        OMEGA HEALTHCARE INVESTORS, INC.
                               DECEMBER 31, 1997

           COLUMN A                 COLUMN B            COLUMN C                            COLUMN D                      COLUMN E
-------------------------------  ---------------   ------------------   ------------------------------------------------  --------

                                                         FINAL
                                    INTEREST            MATURITY                                                           PRIOR
        DESCRIPTION(1)                RATE                DATE                       PERIODIC PAYMENT TERMS                LIENS
        --------------              --------            --------                     ----------------------                -----
Michigan (13 LTC facilities)...           15.46%    August 13, 2007     - Interest payable at 14.46% payable monthly        None
                                                                        - Deferred interest at 1% accrues monthly and is
                                                                          payable at maturity of the note
                                                                        - Quarterly amortization of $1,470,000
                                                                          commencing in the year 2002
Florida (3 LTC facilities).....           13.10%     August 4, 2012     - Interest payable monthly                          None
                                                                        - Quarterly amortization of $50,000 commencing
                                                                          in the year 2002
Florida (4 LTC facilities).....           11.50%   February 28, 2010    - Interest plus $1,700 of principal payable         None
                                                                          monthly
Florida (2 LTC facilities).....           11.50%      June 4, 2006      - Interest plus $1,400 of principal payable         None
                                                                          monthly
Maine (11 LTC facilities)
Massachusetts (1 LTC
 facility).....................           11.81%   September 30, 2000   - Interest payable monthly                          None
                                                                        - Quarterly payment of $37,500 commencing in
                                                                          1996
Texas (3 LTC facilities).......           12.23%   December 31, 2005    - Interest payable monthly                          None
                                                                        - Annual amortization of $60,000 commencing in
                                                                          years 1997-1999 and $120,000 commencing in year
                                                                          2000
Kentucky (3 LTC facilities)....           10.75%     July 31, 2011      - Interest payable monthly                          None

Texas (9 LTC facilities).......           10.75%        Various         - Interest plus $84,700 of principal payable        None
                                                                          monthly
Tennessee (2 LTC facilities)...           14.81%     April 30, 2001     - Interest payable monthly                          None
Tennessee (2 LTC facilities)...           13.36%     August 1, 2016     - Interest payable monthly                          None

Ohio (7 LTC facilities)........           11.00%    January 1, 2015     - Interest plus $33,600 of principal payable        None
                                                                          monthly
Other Mortgage Notes:
Various........................  10.75% to 13.5%      1998 to 2007      - Interest payable monthly                          None

           COLUMN A                COLUMN F        COLUMN G           COLUMN H
-------------------------------  ------------   ---------------   ----------------
                                                                  PRINCIPAL AMOUNT
                                                                  OF LOANS SUBJECT
                                     FACE          CARRYING        TO DELINQUENT
                                  AMOUNT OF        AMOUNT OF        PRINCIPAL OR
        DESCRIPTION(1)            MORTGAGES     MORTGAGES(2)(3)       INTEREST
        --------------            ---------     ---------------   ----------------
Michigan (13 LTC facilities)...  $ 58,800,000    $ 58,800,000           None




Florida (3 LTC facilities).....  $  7,031,250    $  7,031,250           None


Florida (4 LTC facilities).....  $ 12,891,500    $ 12,863,600           None


Florida (2 LTC facilities).....  $ 11,090,000    $ 11,070,996           None

Maine (11 LTC facilities)
Massachusetts (1 LTC
 facility).....................  $ 26,500,000    $ 26,279,402           None


Texas (3 LTC facilities).......  $ 10,200,000    $ 10,200,000           None



Kentucky (3 LTC facilities)....  $ 10,250,000    $ 10,250,000           None

Texas (9 LTC facilities).......  $ 10,370,450    $  9,101,416           None

Tennessee (2 LTC facilities)...  $  8,932,000    $  8,932,000           None
Tennessee (2 LTC facilities)...  $  9,300,000    $  9,300,000

Ohio (7 LTC facilities)........  $ 20,031,888    $ 19,141,118           None

Other Mortgage Notes:
Various........................  $ 36,188,898    $ 35,383,225           None
                                 ------------    ------------
                                 $221,585,986    $218,353,007
                                 ============    ============

-------------------------
(1) The mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare, such facilities are located in the states indicated.

(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

                  COLUMN G RECONCILIATION                     1995               1996               1997
                  -----------------------                     ----               ----               ----
(3)  Balance at beginning of period...................    $141,359,387       $158,289,097       $217,474,072
     Additions during period -- Placements............      21,131,000         66,222,620         11,155,491
     Deductions during period -- Collection of                (850,959)          (956,646)       (13,365,432)
     principal........................................
     Conversion to purchase leaseback/other changes...      (3,350,331)        (6,080,999)         3,088,876
                                                          ------------       ------------       ------------
     Balance at close of period.......................    $158,289,097       $217,474,072       $218,353,007
                                                          ============       ============       ============

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OMEGA HEALTHCARE INVESTORS, INC.

                                          By:      /s/ DAVID A. STOVER

                                            ------------------------------------
                                                      David A. Stover
                                                  Chief Financial Officer
Dated: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

                   SIGNATURES                                   TITLE                      DATE
                   ----------                                   -----                      ----
          PRINCIPAL EXECUTIVE OFFICER

            /s/ ESSEL W. BAILEY, JR.              Chairman, President, Chief           March 27, 1998
------------------------------------------------  Executive Officer, Secretary and
              Essel W. Bailey, Jr.                Director

                                   PRINCIPAL FINANCIAL OFFICER and
                                    PRINCIPAL ACCOUNTING OFFICER

              /s/ DAVID A. STOVER                 Vice President, Chief Financial      March 27, 1998
------------------------------------------------  Officer and Chief Accounting
                David A. Stover                   Officer

                   DIRECTORS

                                                  Director                             March   , 1998
------------------------------------------------
               Martha A. Darling

               /s/ JAMES A. EDEN                  Director                             March 27, 1998
------------------------------------------------
                 James A. Eden

              /s/ THOMAS F. FRANKE                Director                             March 27, 1998
------------------------------------------------
                Thomas F. Franke

           /s/ HAROLD J. KLOOSTERMAN              Director                             March 27, 1998
------------------------------------------------
             Harold J. Kloosterman

             /s/ BERNARD J. KORMAN                Director                             March 27, 1998
------------------------------------------------
               Bernard J. Korman

              /s/ EDWARD LOWENTHAL                Director                             March 27, 1998
------------------------------------------------
                Edward Lowenthal

              /s/ ROBERT L. PARKER                Director                             March 27, 1998
------------------------------------------------
                Robert L. Parker

                               INDEX TO EXHIBITS

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                              PAGES
-------                           -----------                           ------------
  3.1     Articles of Incorporation, as amended (Incorporated by
          reference to the Registrant's Form 10-Q for the quarter
          ended March 31, 1995).......................................
  3.2     Amended and Restated Bylaws, as amended October 15, 1997
          (Incorporated by reference to Exhibit 3 to the Registrant's
          Form 8-K dated November 10, 1997)...........................
  4.1     Form of Convertible Debenture (Incorporated by reference to
          Exhibit 4.2 to the Company's Form S-3 dated February 3,
          1997).......................................................
  4.2     Form of Indenture (Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 dated February 3, 1997)...........
  4.3     Indenture dated December 27, 1993 (Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 dated December 29,
          1993).......................................................
  4.4     First Supplemental Indenture dated January 23, 1996
          (Incorporated by reference to Exhibit 4 to the Company's
          Form 8-K dated January 19, 1996)............................
  4.5     1993 Stock Option and Restricted Stock Plan, as amended
          (Incorporated by reference to Exhibit 10.11 to the Company's
          Form 10-Q for the quarterly period ended March 31, 1995)....
  4.6     Form of Articles Supplementary for Series A Preferred Stock
          (Incorporated by reference to Exhibit 4.1 of the Company's
          Form 10-Q for the quarterly period ended March 31, 1997)....
  4.7     Form of Series A Preferred Stock Certificate (Incorporated
          by reference to Exhibit 4.2 of the Company's Form 10-Q for the quarterly period ended March 31, 1997)..................
 10.1     1993 Retirement Plan for Directors, effective March 2, 1993 to (Incorporated by reference Exhibit 10.15 to the Company's
          Form 10-K ended for the year December 31, 1992).............
 10.2     1993 Deferred Compensation Plan, effective March 2, 1993
          (Incorporated by reference to Exhibit 10.16 to the Company's
          Form 10-K for the year ended December 31, 1992).............
 10.3     Form of Note Exchange Agreement -- 10% Senior Notes due July
          15, 2000 (Incorporated by reference to Exhibit 10.1 to the
          Company's Form 10-Q for the quarterly period ended September
          30, 1995)...................................................
 10.4     Form of Note Exchange Agreement -- 7.4% Senior Notes due
          July 15, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
          September 30, 1995).........................................
 10.5     Form of Note Purchase Agreement -- 7.4% Senior Notes due
          July 15, 2000 (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31,
          1995).......................................................
 10.6     Second Amended and Restated Loan Agreement by and among
          Omega Healthcare Investors, Inc., the banks signatory hereto and Fleet Bank, N.A., as agent for such banks, dated
          September 30, 1997 (Incorporated by reference to Exhibit 10 to the Company's Form 8-K dated November 10, 1997)..........
 10.7     Purchase Agreement and Agreement of Lease between Delta
          Investors I, LLC, Delta Investors II, LLC and subsidiaries of Regency Health Services, Inc. dated October 7, 1997*.....
 11       Statement re: computation of per share earnings*............
 12       Ratio of Earnings to Combined Fixed Charges and Preferred
          Stock Dividends*............................................
 13       Excerpts from Omega Healthcare Investors, Inc. Annual Report to Shareholders for the period ended December 31, 1997, to the extent referred to in Part II of this Form 10-K*........

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                              PAGES
-------                           -----------                           ------------
 21       Subsidiaries of the Registrant*.............................
 23       Consent of Independent Auditors*............................
 27       Financial Data Schedule*....................................

-------------------------
* Exhibits which are filed herewith on the indicated sequentially numbered page.