Form 10-Q
period 1998-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 1998-05-15
CIK 888491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                              OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

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

                                 (734) 747-9790
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                   YES   X                    NO
                        ---                       ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MARCH 31, 1998

     COMMON STOCK, $.10 PAR VALUE                          19,635,322
              (CLASS)                                   (NUMBER OF SHARES)

                         OMEGA HEALTHCARE INVESTORS, INC

                                    FORM 10-Q

                                 MARCH 31, 1998

                                      INDEX


PART I   FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         BALANCE SHEETS
              MARCH 31, 1998 (UNAUDITED)
              AND DECEMBER 31, 1997......................................  2


         STATEMENTS OF OPERATIONS (UNAUDITED)-
              THREE-MONTH PERIODS
              ENDED MARCH 31, 1998 AND 1997..............................  3


         STATEMENT OF CASH FLOWS (UNAUDITED)-
              THREE-MONTH PERIODS
              ENDED MARCH 31, 1998 AND 1997..............................  4

         STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)-
              THREE-MONTH PERIOD
              ENDED MARCH 31, 1998 ......................................  5

         NOTES TO CONDENSED FINANCIAL STATEMENTS
              MARCH 31, 1998 (UNAUDITED).................................  6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.................................................  9

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................  13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS




                         OMEGA HEALTHCARE INVESTORS, INC

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                                         March 31,      December 31,
                                                                                                          1998              1997
                                                                                                       -----------      ------------
                                                                                                       (Unaudited)        (See Note)
ASSETS

Real estate properties:
     Land and buildings at cost                                                                        $ 658,938          $ 561,054
         Less Accumulated Depreciation                                                                   (52,838)           (48,147)
                                                                                                       ---------          ---------
         Real estate properties - net                                                                    606,100            512,907
      Mortgage notes receivable                                                                          228,621            218,353
                                                                                                       ---------          ---------
                                                                                                         834,721            731,260
Investments in and temporary advances to Principal Healthcare Finance Ltd.                                34,063             30,730
Other investments                                                                                         41,441             29,790
                                                                                                       ---------          ---------
                                                                                                         910,225            791,780

Cash and short-term investments                                                                            2,758                500
Goodwill and non-compete agreements - net                                                                  5,667              5,981
Other assets                                                                                              22,767             17,847
                                                                                                       ---------          ---------
TOTAL ASSETS                                                                                           $ 941,417          $ 816,108
                                                                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Acquisition line of credit                                                                             $ 189,833          $  58,300
Unsecured borrowings                                                                                     186,705            186,705
Secured borrowings                                                                                        22,208             22,261
Subordinated convertible debentures                                                                       62,485             62,485
Accrued expenses and other liabilities                                                                    13,321             18,136
                                                                                                       ---------          ---------
TOTAL LIABILITIES                                                                                        474,552            347,887


Preferred Stock                                                                                           57,500             57,500
Common stock and additional
     paid-in capital                                                                                     445,349            441,161
Cumulative net earnings                                                                                  148,371            136,225
Cumulative dividends paid                                                                               (180,311)          (165,824)
Stock option loans                                                                                        (3,162)
Unamortized restricted stock awards                                                                         (882)              (841)
                                                                                                       ---------          ---------
TOTAL SHAREHOLDERS' EQUITY                                                                               466,865            468,221
                                                                                                       ---------          ---------
                                                                                                       $ 941,417          $ 816,108
                                                                                                       =========          =========


Note - The balance sheet at December 31, 1997, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                         OMEGA HEALTHCARE INVESTORS, INC

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited
                    (In Thousands, Except Per Share Amounts)


                                                                                                      Three months ended March 31
                                                                                                    1998                      1997
                                                                                                  --------                  --------
REVENUES
  Rental income                                                                                   $ 17,281                  $ 11,420
  Mortgage interest income                                                                           7,205                     6,999
  Other investment income                                                                            1,635                     1,333
  Miscellaneous                                                                                        147                       260
                                                                                                  --------                  --------
                                                                                                    26,268                    20,012

EXPENSES
  Depreciation and amortization                                                                      5,127                     3,569
  Interest                                                                                           7,629                     5,320
  General and administrative                                                                         1,365                     1,134
                                                                                                  --------                  --------
                                                                                                    14,121                    10,023
                                                                                                  --------                  --------

NET EARNINGS                                                                                        12,147                     9,989

 Preferred stock dividends                                                                          (1,330)
                                                                                                  --------                  --------

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS                                                     $ 10,817                  $  9,989
                                                                                                  ========                  ========

Net earnings per common share, Basic                                                              $   0.55                  $   0.53
                                                                                                  ========                  ========
Net earnings per common share, Diluted                                                            $   0.55                  $   0.53
                                                                                                  ========                  ========

Dividends paid per common share                                                                   $  0.670                  $  0.645
                                                                                                  ========                  ========

Weighted average number of common shares outstanding, basic                                         19,609                    18,708
                                                                                                  ========                  ========
Weighted average number of common shares outstanding, diluted                                       19,709                    18,771
                                                                                                  ========                  ========


See notes to condensed consolidated financial statements.

                       OMEGA HEALTHCARE INVESTORS, INC
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Unaudited
                                (In Thousands)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               1998                  1997
                                                                                               ----                  ----
OPERATING ACTIVITIES
 Net earnings                                                                               $12,147                 $9,989
 Adjustment to reconcile net earnings to cash
 provided by operating activities:
     Depreciation and amortization                                                            5,127                  3,569
     Other non-cash charges                                                                     112                    196
                                                                                            -------                -------
Funds from operations available for distribution and investment                              17,386                 13,754
Net change in operating assets and liabilities                                              (10,300)                (4,838)
                                                                                            -------                -------

Net cash provided by operating activities                                                     7,086                  8,916

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds  of acquisition line of credit                                                     131,533                 92,425
Proceeds (payments) of long-term borrowings                                                     (52)                 3,487
Receipts from Dividend Reinvestment Plan                                                         69                    867
Dividends paid                                                                              (14,100)               (11,737)
Other                                                                                           620                    (35)
                                                                                            -------                -------
Net cash provided by financing activities                                                   118,070                 85,007

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of real estate                                                                  (98,027)               (78,202)
Placement  of mortgage loans                                                                (12,000)                  (573)
Fundings of other investments                                                               (11,673)               (10,811)
Advances to Principal Healthcare Finance Limited                                             (3,333)                (5,425)
Collection of mortgage principal                                                              1,732                    462
Other                                                                                           403
                                                                                            -------                -------
Net cash used in investing activities                                                      (122,898)               (94,549)
                                                                                            -------                -------

Increase (decrease) in cash and short-term investments                                       $2,258                  ($626)
                                                                                            =======                =======


           See notes to condensed consolidated financial statements.

                       OMEGA HEALTHCARE INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Common
                                                                    Stock           Additional       Preferred    Cumulative
                                                                  Par Value       Paid-in Capital      Stock       Dividends
                                                                  ---------       ---------------      -----         ------
Balance at January 1, 1998 (19,475 shares)                        $ 1,947         $   439,214       $ 57,500    $ (165,824)
  Issuance of common stock:
    Grant of restricted stock (1800 shares)                             1                 101
     net of provisions charged to operations
  Dividend Reinvestment Plan (1,762 shares)                                                80
  Stock options exercised (153,031 shares)                             15               3,708
  Acquisition of real estate (7,853 shares)                             1                 282
  Stock option loans                                                                   (3,162)
  Comprehensive income
    Net earnings for 1998
Common dividends paid ($.67 per share)                                                                             (13,157)
Preferred dividends paid ($.578 per share)                                                                          (1,330)
                                                                 ---------------------------------------------------------
    Balance at March 31, 1998                                     $ 1,964         $   440,223       $ 57,500    $ (180,311)
                                                                 =========================================================


                                                                       Cumulative      Other             Unamortized
                                                                          Net       Comprehensive         Restricted
                                                                        Earnings       Income            Stock Awards     Total
                                                                       ----------   --------------       -----------   ------------
Balance at January 1, 1998 (19,475 shares)                               $136,225   $         0           $ (841)      $ 468,221
  Issuance of common stock:
    Grant of restricted stock (1800 shares at $39 per share)                                                 (41)             61
     net of provisions charged to operations
  Dividend Reinvestment Plan (1,762 shares at $39 per share)                                                                  80
  Stock options exercised (153,031 shares)                                                                                 3,723
  Acquisition of real estate (7,850 shares)                                                                                  283
  Stock Option Loans                                                                                                      (3,162)
  Comprehensive income
    Net earnings for 1998                                                  12,146                                         12,146
Common dividends paid ($.67 per share)                                                                                   (13,157)
Preferred dividends paid ($.578 per share)                                                                                (1,330)
                                                                         -------------------------------------------------------
    Balance at March 31, 1998                                            $148,371   $         0            $(882)      $ 466,865
                                                                         =======================================================



                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the Company), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - PRINCIPAL HEALTHCARE FINANCE LIMITED AND OMEGA WORLDWIDE, INC.

         In 1995 the Company sponsored the organization of Principal Healthcare Finance Limited (Principal), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom. The Company had invested approximately $7 million for 4,327,500 ordinary shares of Principal and owned approximately 43% of the outstanding ordinary shares at December 31, 1997 together with a (pound)15 million principal amount subordinated debenture due June 30, 2000 and warrants to purchase 10,555,000 ordinary shares. The Company also provided investment advisory and management services to Principal and from time to time had advanced temporary loans to Principal. At December 31, 1997 Principal owned and leased to operators 154 facilities representing approximately 7,200 nursing homes beds in England, Scotland and Northern Ireland for which it had invested approximately (pound)215 million.

         In November, 1997, the Company formed a separate company, Omega Worldwide, Inc. (Worldwide) and determined to contribute substantially all of its Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock, reserving in the Company only 990,000 ordinary shares of Principal (approximately 9%). Of the 8,500,000 shares of Worldwide received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the shareholders of the Company on the basis of one Worldwide share for every 3.77 common shares of the Company held by shareholders of the Company on the record date of February 1, 1998. Of the remaining 3,300,000 shares of Worldwide received by the Company, approximately 1,000,000 shares or approximately 9% of Worldwide are being held by the Company, and the other 2,300,000 shares were sold by the Company on April 3, 1998 for net proceeds of approximately $16,250,000 in a

Secondary offering pursuant to a registration statement of Worldwide. The market value of the distribution to shareholders approximates $39 million or $1.99 per share. The proceeds from the secondary offering and other consideration received by the Company in the exchange will exceed the carrying value of the interests transferred by an amount in the range of $29 million to $34 million. The carrying value of the interests transferred by the Company to Worldwide will exceed the consideration received by an amount in the range of $5 million to $10 million.

NOTE C - FIRST QUARTER REAL ESTATE INVESTMENTS

         In January, 1998, the Company purchased five nursing homes containing 628 nursing beds in Florida, Illinois, Pennsylvania and New Hampshire from subsidiaries of Integrated Health Services, Inc (NYSE:IHS) for $44,900,000. The related lease agreement with Lyric Health Care Holdings, Inc., an affiliate of IHS, has an initial term of thirteen years, with two options to renew for thirteen years. Initial rents are $4,490,000 annually.

         During February, 1998 the Company completed a Purchase/Leaseback with Lake Park Nursing and Retirement Center, Inc. for one nursing home in Texas with a total of 102 beds for a purchase consideration of approximately $2.4 million. The facility is operated by Senior Care Properties, Inc. The lease provides initial annual rents of approximately $266,253 and an initial annual yield of 10.90%.

         On March 13, 1998 the Company placed a $12 million mortgage with Integrated Health Services for two nursing homes in Georgia with a total of 304 beds. The mortgage provides initial annual revenues of approximately $1,152,000. The initial annual yield on the investment is 9.6%.

         In March, 1998, the Company purchased five nursing homes containing 734 nursing beds in Florida, Pennsylvania, and Ohio from subsidiaries of Integrated Health Services, Inc. (NYSE:IHS) for a purchase price of $50,500,000. The related lease agreement with Lyric Health Care Holdings II, Inc., has an initial term of thirteen years, with two options to renew for thirteen years. Initial rents are $4,949,000 annually.


NOTE D - ASSET CONCENTRATIONS

         As of March 31, 1998, 90.5% of the Company's real estate investments are related to long-term care facilities, 3.4% related to rehabilitation hospitals and 2.7% to medical office facilities. The Company's facilities are located in 28 states and are operated by 29 independent healthcare operating companies. Approximately 67.6% of the Company's real estate investments are operated by seven public companies, including Sun Healthcare Group, Inc. (25.62%), Integrated Health Services, Inc. (13.35%), Advocat Inc. (12.7%), Paragon Health Network, Inc. (6.62%) and 3 other public companies (9.3%). Of the remaining independent operators, none operate investments in facilities representing more than 5.4% of the total real estate investments. The three largest states in which investments are located are Florida (13.4%), Indiana (11.4%) and Texas (7.0%).

         In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications and believes its management has the experience and expertise to deal with such issues as may arise from time to time.

         Through two subsidiaries (BritWill I and BritWill II) and an affiliated partnership (BritWill Indiana Partnership) (the "BritWill Entities") Unison Healthcare Corporation (the "Tenant") currently operates twenty nursing homes representing approximately 2,000 licensed nursing beds with a total Company investment of $43.5 million, or approximately 4.6% of the assets of the Company at March 31, 1998. Fourteen of the facilities are leased in Indiana and Texas and six facilities are subject to a mortgage loan of approximately $9 million. At December 31, 1997 Unison was in default under several provisions of its lease agreement and mortgage notes with the Company, including non-payment of rents and interest totaling $1.5 million. Pursuant to due notice, the Company as of January 2, 1998, terminated the leases with respect to fourteen properties and accelerated the indebtedness with respect to six properties. Subsequently in January 1998, the BritWill Entities filed for protection under the bankruptcy code in order to stay the Company's recovery of possession of the premises.

         At January 1, 1998, the Company held cash deposits totaling approximately $3.9 million as security for the performance by the BritWill Entities of their obligations and, in addition, held the guarantee of the Tenant and the personal guarantee of its Chairman of the Board. In January, 1998, the Company applied $1.6 million from the cash deposits held to reduce the mortgage indebtedness and interest due thereunder; the Company continues to hold approximately $2.3 million in liquidity and security deposits.

         The Company has vigorously pursued its remedies under various agreements, guarantees and undertakings, has applied to the bankruptcy court for relief from the automatic bankruptcy stay and has also filed an action in Federal court and then refiled in Texas court to enforce the guarantee of the Chairman of the Board of Directors of the Tenant. The company has also requested and been granted an order compelling payment in an amount equal to the monthly rent which would have been payable by the BritWill Entities under the leases. The BritWill Entities have made payments of $362,675 monthly for each month to date in 1998.

         Because the Company has been advised by bankruptcy counsel that BritWill Entities lease certain Texas properties from an affiliated partnership to which the automatic stay may be applicable, the Company has suspended its Texas state foreclosure proceedings and its claim under the Tenant's guarantee, pending action by the bankruptcy court to lift the automatic stay.

         The Tenant requested that the Company enter into negotiations to reinstate or renew its leases and reinstate the mortgage. While the Company has continued to pursue its legal remedies in bankruptcy and in Texas state courts, it has also begun negotiations with the Tenant and the holders of the Tenant's senior and subordinated bonds. Such negotiations are in a preliminary stage and no assurance can be given that such negotiations will achieve a result satisfactory to the Company. The Company believes that there will be no material adverse effect on its financial condition or results of operations as a result of the bankruptcy and expects that it will either recover possession of its assets in order to lease them to others or will come to agreement with respect to their continued operation by the Tenant. However, there can be no assurance that further adverse financial developments with the tenant or in the bankruptcy proceeding will not occur.

NOTE E - PREFERRED STOCK

         On April 28, 1998, the Company issued 2 million shares of 8.625% Series B Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly commencing on August 15, 1998. On April 7, 1997, the Company issued 2.3 million shares of 9.25% Series A Cumulative Preferred Stock at $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly.


NOTE F - NET EARNINGS PER SHARE

         Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Per share amounts for prior periods have been restated as required by the Financial Accounting Standards Board Statement No. 128. Among the changes stemming from the new pronouncement is a requirement to present both basic and diluted per share amounts. Diluted earnings per share amounts reflect the dilutive effect of stock options (99,683 shares and 62,472 shares for 1998 and 1997, respectively).


NOTE G - SUBSEQUENT EVENTS

         During April, 1998 approximately $ 13.5 million of subordinated convertible debentures were converted at a conversion price of $26.962 per share for a total of 501,809 shares. In connection with the formation and distribution of the shares of Omega Worldwide, Inc. as of April 2, 1998 the conversion price was reduced in accordance with the Indenture from $28.625 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


RESULTS OF OPERATIONS

         Revenues for the three-month period ending March 31, 1998 totaled $26.3 million an increase of $6.3 million over the period ending March 31, 1997. The 1998 revenue growth stems primarily from additional real estate investments of approximately $216.6 million during the twelve-month period ending March 31, 1998. Total real estate investments of $ 888 million as of March 31, 1998 have an average annualized yield of approximately 11.71%.

         Expenses for the three-months ended March 31, 1998 totaled $14.1 million, an increase of $4.1 million over expenses for 1997. The provision for depreciation and amortization for the three-month period ended March 31, 1998 totaled $5,127,000, increasing $1,558,000, over the same periods in 1997 as a result of additional real estate investments.

         Interest expense for the three-month period ended March 31, 1998 was $7.6 million, compared with $5.3 million for the same period in 1997. The increase in 1998 is primarily due to higher average outstanding borrowings during the 1997 period, offset partially by slightly lower interest rates.

         General and administrative expenses for the three-month period ended March 31, 1998 totaled approximately $1,365,000. These expenses for the three-month period were approximately 5.2% of revenues, as compared to 5.7% of revenues for the 1997 three-month period.

         Net earnings available to common shareholders were $10,817,000 for the three-month period, an increase of approximately $828,000 over the 1997 period. The increase stems from the various factors mentioned above, offset partially by the payment of preferred stock dividends in the first quarter of 1998. Net earnings per common share increased 3.8% to $.55 for the three-month period.

         Funds from Operations ("FFO") totaled $16.1 million for the three-month period ending March 31, 1998, representing an increase of approximately $2.3 million over the same period in 1997. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation.

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


LIQUIDITY AND CAPITAL RESOURCES

         In April, 1998, the Company received approximately $17,250,000 gross proceeds from the sale of shares of Worldwide (see Note B to the financial statements). It also raised approximately $48 million from proceeds of the issuance of Series B Preferred Stock (see Note E to the financial statements).

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

         The Company has demonstrated a strong capacity to access the capital markets by raising more than the $1 billion in capital since it was organized in 1992. The Company raised more than $500 million in equity, including $130 from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the Health Equity Properties acquisition in 1994 and three additional offerings, the latest represented by the offering of preferred stock completed in April 1998. Additionally, over $600 million of debt capital has been raised, some of which has been used to retire secured borrowings with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase it current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. In August 1997 the Company completed a $100 million 10-year senior note offering priced to yield 6.99%. In September 1997 the Company completed the second amended and restated loan agreement. The new agreement provides for total permitted borrowings of up to $200 million, reduces interest rates on borrowings, and extends the term of the agreement to September 2000.

         As of March 31, 1998, the Company has total assets of $941 million, shareholders' equity of $467 million, and long-term borrowings of $271 million, representing 29% of the total capitalization. The Company anticipates eventually attaining and then expects to generally maintain a long-term debt-to-capitalization ratio of approximately 40%. At March 31, 1998, the

Company had available permitted borrowings of $10,167,000 under its revolving line of credit arrangement.

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

         The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $0.67 per share for the three-month period ending March 31, 1998 compared with $0.645 per share for the same period in 1997. The current $.67 per quarter rate represents an annualized rate of $2.68 per share. Omega's Board of Directors has declared a regular quarterly dividend of $.67 per share to be paid May 15, 1998 to common shareholders of record on April 30, 1998. Additionally, a regular quarterly preferred stock dividend of $.578 per share was declared payable on May 15, 1998 to Series A (9.25%) Cumulative Preferred shareholders of record on April 30, 1998.

PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (A)   THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON
             MAY 7, 1998.
       (B) THE FOLLOWING DIRECTORS WERE RE-ELECTED AT THE MEETING FOR A THREE-YEAR TERM:

                    Edward Lowenthal
                    Robert L. Parker

The following Directors were not elected at the meeting but their term of office continued after the meeting:

                    Essel W. Bailey, Jr.
                    Martha A. Darling
                    James E. Eden
                    Thomas F. Franke
                    Harold J. Kloosterman
                    Bernard J. Korman

       (C) IN ADDITION TO THE ELECTION OF DIRECTORS, STOCKHOLDERS WERE REQUESTED TO VOTE ON THE APPROVAL OF THE COMPANY'S 1993 STOCK OPTION AND RESTRICTED STOCK PLAN AS AMENDED AND RESTATED. THE RESULTS OF THE VOTING ON THE TWO ISSUES WERE AS FOLLOWS:


                              Election of Directors      Appoval of 1993
                             ------------------------    Stock Option and
             Manner of        Edward       Robert        Restricted Stock Plan
             Vote Cast        Lowenthal    Parker        as amended and restated
             ---------       ------------ -----------   -------------------------
            For               17,953,587    17,933,639    16,379,230
            Withheld             130,338       150,286
            Against                                        1,520,130
            Abstenstions and                                 184,565
             broker nonvotes

       (D)   NOT APPLICABLE

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


   (A)       EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED HEREWITH:


             EXHIBIT     DESCRIPTION
             -------     -----------

               27        Financial Data Schedule


   (B)       REPORTS ON FORM 8-K:

             The following reports on Form 8-K were filed since December 31, 1997:

             Form 8-K dated April 15, 1998: Report with the following exhibits:

                    Press Release dated April 2, 1998

                    Pro Forma Consolidated Statement of Operations Year Ended December 31, 1997

             Form 8-K dated April 27, 1998: Report with the following exhibits:

                    Underwriting Agreement

                    Omega Healthcare Investors, Inc. Articles Supplementary

                    Tax Opinion from Argue Pearson Harbison & Myers LLP

             Form 8-K dated April 30, 1998: Report with the following exhibits:

                    First Amendment of Purchase Agreement, Master Lease Agreement, Facility Leases and Guaranty between Delta Investors I, LLC and Sun Healthcare Group, Inc.

                    First Amendment of Purchase Agreement, Master Lease Agreement, Facility Leases and Guaranty between Delta Investors II, LLC and Sun Healthcare Group, Inc.

                    Pro Forma Consolidated Statements of Operations for the Year Ended December 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OMEGA HEALTHCARE INVESTORS, INC.
                                      Registrant


Date:   May 15, 1998                    By:  /s/ ESSEL W. BAILEY, JR.
                                           -----------------------------------
                                                  Essel W. Bailey, Jr.
                                                  President

Date:  May 15, 1998                     By:  /s/ DAVID A. STOVER
                                           -----------------------------------
                                                  David A. Stover
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.               DESCRIPTION
-------             -----------

  27                FINANCIAL DATA SCHEDULE