Form 10-Q
period 1998-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 1998-08-14
CIK 888491

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q
(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM____________ TO ____________

COMMISSION FILE NUMBER 1-11316

                                OMEGA HEALTHCARE
                                INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MARYLAND                                   38-3041398
    (State of Incorporation)              (I.R.S. Employer Identification No.)


                900 VICTORS WAY, SUITE 350, ANN ARBOR, MI 48108
                    (Address of principal executive offices)

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

Yes  X        No
    ----         ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998

     COMMON STOCK, $.10 PAR VALUE                      20,161,418
               (Class)                             (Number of shares)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        OMEGA HEALTHCARE INVESTORS, INC

                                   FORM 10-Q

                                 JUNE 30, 1998

                                     INDEX

                                                                               PAGE NO.
                                                                               --------
PART I         FINANCIAL INFORMATION
Item 1.        Condensed Consolidated Financial Statements:
               Balance Sheets
                 June 30, 1998 (unaudited) and December 31, 1997...........         2
               Statements of Operations (unaudited) --
                 Three-month and Six-month periods ended June 30, 1998 and
                 1997......................................................         3
               Statement of Cash Flows (unaudited) --
                 Six-month periods ended June 30, 1998 and 1997............         4
               Statement of Shareholders' Equity (unaudited) --
                 Six-month period ended June 30, 1998......................         5
               Notes to Financial Statements
                 June 30, 1998 (unaudited).................................         6
Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................         9
PART II        OTHER INFORMATION
Item 5.        Other Information...........................................        12
Item 6.        Exhibits and Reports on Form 8-K............................        12

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OMEGA HEALTHCARE INVESTORS, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1998            1997
                                                                 --------      ------------
                                                                (UNAUDITED)     (SEE NOTE)
                           ASSETS
Real estate properties
  Land and buildings at cost................................     $ 678,996      $ 561,054
  Less accumulated depreciation.............................       (58,033)       (48,147)
                                                                 ---------      ---------
     Real estate properties -- net..........................       620,963        512,907
  Mortgage notes receivable.................................       228,159        218,353
                                                                 ---------      ---------
                                                                   849,122        731,260
Investment in Omega Worldwide, Inc..........................        11,396
Investments in and temporary advances to Principal
  Healthcare Finance Ltd....................................         1,629         30,730
Other investments...........................................        41,319         29,790
                                                                 ---------      ---------
                                                                   903,466        791,780
Cash and short-term investments.............................         2,911            500
Goodwill and non-compete agreements -- net..................         5,252          5,981
Other assets................................................        25,291         17,847
                                                                 ---------      ---------
     Total Assets...........................................     $ 936,920      $ 816,108
                                                                 =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Acquisition line of credit..................................     $  11,300      $  58,300
Unsecured borrowings........................................       311,705        186,705
Secured borrowings..........................................        22,116         22,261
Subordinated convertible debentures.........................        48,955         62,485
Accrued expenses and other liabilities......................        18,759         18,136
                                                                 ---------      ---------
     Total Liabilities......................................       412,835        347,887
Preferred Stock.............................................       107,500         57,500
Common stock and additional paid-in capital.................       457,403        441,161
Cumulative net earnings.....................................       191,336        136,225
Cumulative dividends paid...................................      (234,197)      (165,824)
Stock option loans..........................................        (3,162)
Unrealized gain on Omega Worldwide, Inc.....................         5,931
Unamortized restricted stock awards.........................          (726)          (841)
                                                                 ---------      ---------
     Total Shareholders' Equity.............................       524,085        468,221
                                                                 ---------      ---------
                                                                 $ 936,920      $ 816,108
                                                                 =========      =========

NOTE -- The balance sheet at December 31, 1997, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          -------------------   -----------------
                                                            1998       1997      1998      1997
                                                            ----       ----      ----      ----
Revenues
  Rental income.........................................  $18,719    $13,713    $36,000   $25,133
  Mortgage interest income..............................    7,548      6,990     14,753    13,989
  Other investment income...............................    1,527      1,647      3,162     2,980
  Miscellaneous.........................................      132        165        279       425
                                                          -------    -------    -------   -------
                                                           27,926     22,515     54,194    42,527
Expenses
  Depreciation and amortization.........................    5,845      4,334     10,972     7,903
  Interest..............................................    8,050      6,096     15,679    11,416
  General and administrative............................    1,307      1,168      2,672     2,302
                                                          -------    -------    -------   -------
                                                           15,202     11,598     29,323    21,621
                                                          -------    -------    -------   -------
Net Earnings Before Gain on Distribution of Omega
  Worldwide, Inc. and preferred stock dividends.........   12,724     10,917     24,871    20,906
Gain on Distribution of Omega Worldwide, Inc. ..........   30,240                30,240
Preferred stock dividends...............................   (2,048)      (886)    (3,378)     (886)
                                                          -------    -------    -------   -------
Net Earnings Available to Common Shareholders...........  $40,916    $10,031    $51,733   $20,020
                                                          =======    =======    =======   =======
Net Earnings per common share:
  Basic net earnings before gain on distribution........     $0.53     $0.53      $1.08     $1.06
                                                          =======    =======    =======   =======
  Diluted net earnings before gain on distribution......    $0.53       $0.52     $1.08     $1.06
                                                          =======    =======    =======   =======
  Basic net earnings after gain on distribution.........    $2.03       $0.53     $2.60     $1.06
                                                          =======    =======    =======   =======
  Diluted net earnings after gain on distribution.......    $2.03       $0.52     $2.60     $1.06
                                                          =======    =======    =======   =======
Dividends paid per common share.........................    $0.67      $0.645     $1.34     $1.29
                                                          =======    =======    =======   =======
Average Shares Outstanding, Basic.......................   20,153     19,059     19,881    18,884
                                                          =======    =======    =======   =======
Average Shares Outstanding, Diluted.....................   20,199     19,120     19,927    18,944
                                                          =======    =======    =======   =======

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                  1998         1997
                                                                  ----         ----
Operating activities
  Net earnings..............................................    $  55,111    $  20,906
  Adjustment to reconcile net earnings to cash provided by
     operating activities:
     Depreciation and amortization..........................       10,972        7,903
     Gain on distribution of Omega Worldwide................      (30,240)
     Other non-cash charges.................................          588          493
                                                                ---------    ---------
  Funds from operations available for distribution and
     investment.............................................       36,431       29,302
  Net change in operating assets and liabilities............       (5,848)         588
                                                                ---------    ---------
Net cash provided by operating activities...................       30,583       29,890
Cash flows from financing activities
  Proceeds from unsecured note offering.....................      125,000
  Proceeds from preferred stock offering....................       50,000       57,500
  Proceeds (payments) of acquisition line of credit.........      (47,000)      44,865
  Payments of long-term borrowings..........................         (145)      (1,754)
  Receipts from Dividend Reinvestment Plan..................          828          543
  Dividends paid............................................      (29,310)     (24,045)
  Costs of raising capital..................................       (3,390)      (2,311)
  Other.....................................................          751         (245)
                                                                ---------    ---------
Net cash provided by financing activities...................       96,734       74,553
Cash flow from investing activities
  Acquisition of real estate................................     (118,085)     (79,488)
  Placement of mortgage loans...............................      (12,000)     (10,990)
  Net proceeds from sale of Omega Worldwide shares..........       16,938
  Fundings of other investments.............................      (13,652)      (5,544)
  Advances to Principal Healthcare Finance Limited..........                   (12,694)
  Collection of mortgage principal..........................        2,194        1,012
  Other.....................................................         (301)
                                                                ---------    ---------
Net cash used in investing activities.......................     (124,906)    (107,704)
                                                                ---------    ---------
Increase (decrease) in cash and short-term investments......    $   2,411    $  (3,261)
                                                                =========    =========

                        OMEGA HEALTHCARE INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         COMMON      ADDITIONAL
                                                          STOCK       PAID-IN      PREFERRED    CUMULATIVE
                                                        PAR VALUE     CAPITAL        STOCK      DIVIDENDS
                                                        ---------    ----------    ---------    ----------
Balance at January 1, 1998 (19,475 shares)..........     $1,947       $439,214     $ 57,500     $(165,824)
  Issuance of common stock:
     Grant of restricted stock (1,800 shares) net of
       provisions charged to operations.............          1            101
     Cancellation of restricted stock (2,320
       shares)......................................                       (81)
     Dividend Reinvestment Plan (25,632 shares).....          2            894
     Conversion of Debentures, net of issue costs
       (501,809 shares).............................         50         13,269
     Stock options exercised (153,031 shares).......         15          3,708
     Acquisition of real estate (7,853 shares)......          1            282
     Stock Option Loans.............................                    (3,162)
Issuance of preferred stock.........................                    (2,000)      50,000
Net earnings for 1998...............................
Unrealized Gain on Omega Worldwide, Inc. ...........
Distribution of common shares of
  Omega Worldwide, Inc. ............................                                              (39,062)
Common dividends paid ($1.34 per share).............                                              (26,651)
Preferred dividends paid ($1.156 per share).........                                               (2,660)
                                                         ------       --------     --------     ---------
Balance at June 30, 1998............................     $2,016       $452,225     $107,500     $(234,197)
                                                         ======       ========     ========     =========

                                                   CUMULATIVE        OTHER        UNAMORTIZED
                                                      NET        COMPREHENSIVE     RESTRICTED
                                                    EARNINGS        INCOME        STOCK AWARDS     TOTALS
                                                   ----------    -------------    ------------     ------
Balance at January 1, 1998 (19,475 shares).....     $136,225        $   --           $(841)       $468,221
  Issuance of common stock:
     Grant of restricted stock (1,800 shares)
       net of provisions charged to
       operations..............................                                        (41)             61
     Cancellation of restricted stock (2,320
       shares).................................                                        156              75
     Dividend Reinvestment Plan (25,632
       shares).................................                                                        896
     Conversion of Debentures, net of issue
       costs (501,809 shares)..................                                                     13,319
     Stock options exercised (153,031
       shares).................................                                                      3,723
     Acquisition of real estate (7,853
       shares).................................                                                        283
     Stock Option Loans........................                                                     (3,162)
Issuance of preferred stock....................                                                     48,000
Net earnings for 1998..........................       55,111                                        55,111
Unrealized Gain on Omega Worldwide, Inc. ......                      5,931                           5,931
Distribution of common shares of
  Omega Worldwide, Inc. .......................                                                    (39,062)
Common dividends paid ($1.34 per share)........                                                    (26,651)
Preferred dividends paid ($1.156 per share)....                                                     (2,660)
                                                    --------        ------           -----        --------
Balance at June 30, 1998.......................     $191,336        $5,931           $(726)       $524,085
                                                    ========        ======           =====        ========

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1998

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the Company), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- PRINCIPAL HEALTHCARE FINANCE LIMITED AND OMEGA WORLDWIDE, INC.

     In 1995 the Company sponsored the organization of Principal Healthcare Finance Limited (Principal), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom. The Company had invested approximately $30.7 million in Principal at December 31, 1997 of which L15 million was represented by an 11.8% subordinated note due June 30, 2000 and $7 million was represented by equity investment. The Company also provided investment advisory and management services to Principal and from time to time had advanced temporary loans to Principal.

     In November, 1997, the Company formed a separate company, Omega Worldwide, Inc. (Worldwide) and on April 2 it contributed substantially all of its Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. The Company retained 990,000 ordinary shares of Principal. Of the 8,500,000 shares of Worldwide received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the shareholders of the Company on the basis of one Worldwide share for every 3.77 common shares of the Company held by shareholders of the Company on the record date of February 1, 1998. Of the remaining 3,300,000 shares of Worldwide received by the Company, approximately 1,000,000 shares of Worldwide are held by the Company, and the other 2,300,000 shares were sold by the Company on April 3, 1998 for net proceeds of approximately $16,250,000 in a Secondary offering pursuant to a registration statement of Worldwide. The market value of the distribution to shareholders approximates $39 million or $1.99 per share. A non-recurring gain of $30.2 million was recorded on the distribution and secondary offerings of Worldwide common shares.

NOTE C -- SECOND QUARTER REAL ESTATE INVESTMENTS

     In April, 1998, an additional $15 million purchase consideration was funded pursuant to an agreement reached with Sun Healthcare Group, Inc. following the original funding of Regency Health Services in October 1997. This increases the Company's investment in the Regency facilities to $100.8 million. The yield on the additional investment is 9.50%. Rent on the additional investment is subject to the same annual increases as the original investment.

     In June, 1998, a $4.3 million Purchase/Leaseback was completed with Sun Healthcare Group, Inc. The facility, located in West Virginia, has 120 beds. The initial annual yield on the investment is 9.5%. The facility is operated by Sun.

NOTE D -- ASSET CONCENTRATIONS

     As of June 30, 1998, 94.1% of the Company's real estate investments are related to long-term care facilities, 2.6% related to rehabilitation hospitals and 3.3% to medical office facilities. The Company's facilities are located in 28 states and are operated by 29 independent healthcare operating companies. Approximately 69% of the Company's real estate investments are operated by seven public companies, including Sun Healthcare Group, Inc. (28.3%), Integrated Health Services, Inc. (13.1%), Advocat Inc. (12.4%), Paragon Health Network, Inc. (6.5%) and 3 other public companies (9.1%). Of the remaining operators, none operate investments in facilities representing more than 5.3% of the total real estate investments. The three largest states in which investments are located are Florida (13.1%), Indiana (11.2%) and California (7.6%).

NOTE E -- OTHER PORTFOLIO MATTERS

     In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications and believes its management has the experience and expertise to deal with such issues as may arise from time to time.

UNISON HEALTHCARE CORPORATION

     Through two subsidiaries (BritWill I and BritWill II) and an affiliated partnership (BritWill Indiana Partnership) (the "BritWill Entities"), Unison Healthcare Corporation (the "Tenant") currently operates twenty nursing homes representing approximately 2,000 licensed nursing beds with a total Company investment of $43.6 million, or approximately 4.8% of the assets of the Company at June 30, 1998. Fourteen of the facilities are leased in Indiana and Texas and six facilities are subject to a mortgage loan of approximately $9.1 million. At December 31, 1997 Unison was in default under several provisions of its lease agreement and mortgage notes with the Company, including non-payment of rents and interest totaling $1.5 million. Pursuant to due notice, the Company as of January 2, 1998, terminated the leases with respect to fourteen properties and accelerated the indebtedness with respect to six properties. Subsequently in January 1998, the BritWill Entities filed for protection under the bankruptcy code in order to stay the Company's recovery of possession of the premises. In May, Unison Healthcare Corporation (the parent company) filed for bankruptcy reorganization with the Federal Court for the District of Arizona.

     In June, Omega reached an agreement in principle with Unison and representatives of its existing bondholders with respect to the preparation and filing of a plan of reorganization of Unison and its subsidiaries. The plan will involve the conversion of approximately $100 million of the existing senior unsecured indebtedness and certain other indebtedness of Unison into equity shares of the reorganized company. Omega has agreed to participate in the reorganization process by recommending new directors, by reinstating terminated leases, by purchasing and leasing back seven nursing homes owned by Unison in Colorado and Arizona, and by investing approximately $3 million in preferred shares of the reorganized company. Under the plan, Unison will release to Omega certain nursing homes in Indiana and agree to payments to Omega with respect to released properties. All existing and newly-financed properties will be subject to a new master lease with a 14-year lease term with one 14-year extension. The economic terms of existing properties will continue.

GRADUATE HOSPITAL AND GRADUATE HEALTH SYSTEM

     On July 21, 1998, Allegheny Health, Education and Research Foundation ("AHERF") and related entities including Allegheny Hospitals, Centennial ("Centennial") filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the Western District of Pennsylvania. On the same date, AHERF filed an application to obtain bankruptcy court approval of its Asset Purchase Agreement with Vanguard Health Systems and V-II Acquisition ("Vanguard"). The assets to be purchased by Vanguard include three (3) medical office buildings and a parking garage all located in Philadelphia, Pennsylvania. These properties are subject to two (2) operating leases between the Company and The Graduate Hospital, which was acquired by Allegheny Hospitals, Centennial in 1997, and two (2) operating leases between the Company and Graduate Health Systems, Inc. ("Operating Leases").

     The Operating Leases are in default for the rental payments due on July 1, 1998 and August 1, 1998. The Company has filed a Motion to Compel Payment of Administrative Rent in the bankruptcy court and is seeking relief from the automatic stay so that it can draw against the security deposits held by NBD Bank, as escrow agent. The Company also intends to vigorously pursue its claim for administrative rent in the AHERF bankruptcy case. Additionally, the Company can exercise its various remedies against Graduate Health Systems since it is not a debtor in the AHERF bankruptcy case. Based on the information available to it as of August 14, 1998, the Company does not anticipate any loss under the Operating Leases since Vanguard and other bidders are interested in purchasing the properties covered by the Operating Leases, and all events of default must be cured before the Operating Leases can be assumed by the Debtors and assigned to a successful bidder.

NOTE F -- PREFERRED STOCK

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

NOTE G -- NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Per share amounts for prior periods have been restated as required by the Financial Accounting Standards Board Statement No. 128. Among the changes stemming from the new pronouncement is a requirement to present both basic and diluted per share amounts. Diluted earnings per share amounts reflect the dilutive effect of stock options (45,842 shares and 60,694 shares for 1998 and 1997, respectively). The assumed conversion of convertible debentures is antidilutive.

NOTE H -- 6.95% UNSECURED NOTES

     In June 1998, the Company completed the placement of $125 million of unsecured notes bearing interest when issued at 6.95% and due June 2002. The notes were priced to yield 7.04%. Net proceeds of approximately $124 million were used to pay down the Company's credit facility.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     "Safe Harbor" Statements Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: The financial strength of the operators of the Company's facilities as it affects their continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the availability and cost of capital; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields and changes in tax laws and regulations affecting real estate investment trusts.

     Following is a discussion of the consolidated financial condition and results of operations of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

     Revenues for the three-month and six-month periods ending June 30, 1998 totaled $27.9 million and $54.2 million, respectively, an increase of $5.4 million and $11.7 million, respectively, over the periods ending June 30, 1997. The 1998 revenue growth stems primarily from additional real estate investments of approximately $224.8 million during the twelve-month period ending June 30, 1998. Additionally, revenue growth of approximately $1 million stems from participating incremental net revenues which became effective in 1998. Total real estate investments of $962 million as of June 30, 1998 have an average annualized yield of approximately 11.67%.

     Expenses for the three-month and six-month periods ended June 30, 1998 totaled $15.2 million and $29.3 million, respectively, an increase of $3.6 million and $7.7 million, respectively, over expenses for 1997. The provision for depreciation and amortization for the three-month and six-month periods ended June 30, 1998 totaled $5.8 million and $11.0 million, respectively, increasing $1.5 million and $3.1 million, respectively, over the same periods in 1997 as a result of additional real estate investments.

     Interest expense for the three-month and six-month periods ended June 30, 1998 was $8.1 million and $15.7 million, respectively, compared with $6.1 million and $11.4 million, respectively, for the same periods in 1997. The increase in 1998 is primarily due to higher average outstanding borrowings during the 1998 period, offset partially by interest rate savings from conversions of subordinated debentures and reduced spreads on line of credit borrowings.

     General and administrative expenses for the three-month and six-month periods ended June 30, 1998 totaled approximately $1.3 million and $2.7 million, respectively. These expenses for the three-month and six-month periods were approximately 4.7% and 4.9% of revenues, respectively, as compared to 5.2% and 5.4% of revenues, respectively, for the 1997 three-month and six-month periods.

     Net earnings available to common shareholders including the non-recurring gain of $30.2 million were $40,916,000 and $51,733,000, respectively, for the three-month and six-month periods. Net earnings available to common shareholders excluding the non-recurring gain were $10,676,000 and $21,493,000, respectively, for the three-month and six-month periods, an increase of approximately $645,000 and $1.5 million, respectively, over the 1997 periods. The increase stems from the various factors mentioned above, offset partially by provision for additional preferred dividends on the new Series B preferred shares. Net earnings per diluted common share excluding the non-recurring gain increased 1.9% to $.53 and $1.08 for the three-month and six-month periods, respectively.

     Funds from Operations ("FFO") totaled $16.6 million and $32.7 million for the three-month and six-month periods ending June 30, 1998, representing an increase of approximately $2.1 million and $4.4 million over the same periods in 1997. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and sales of assets, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation.

     At the Company's Board of Directors meeting on July 15, 1998, management was authorized to initiate a plan to dispose of certain properties judged to have limited potential and to redeploy the proceeds. While management believes there is no impairment of the carrying value of the assets to be sold, redeployment of the proceeds in new investments is expected to result in lower yields and reductions in funds from operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has raised capital of approximately $190 million during the first six months of 1998. In April, 1998, the Company received approximately $17,250,000 gross proceeds from the sale of shares of Worldwide (see Note B to the financial statements). It also raised approximately $48 million net proceeds from the issuance of Series B Preferred Stock (see note F to the financial statements) and $125 million from the issuance of unsecured notes (see Note H to the financial statements).

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

     The Company has demonstrated a strong capacity to access the capital markets by raising more than $1.2 billion in capital since it was organized in 1992. The Company raised more than $500 million in equity, including $130 million from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the Health Equity Properties acquisition in 1994 and three additional offerings, the latest represented by the offering of Series B preferred stock completed in April 1998. Additionally, over $700 million of debt capital has been raised, some of which has been used to retire secured borrowings with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. In August 1997, the Company completed a $100 million 10-year senior note offering priced to yield 6.99%. In September 1997, the Company completed the second amended and restated loan agreement. The new agreement provides for total permitted borrowings of up to $200 million, reduces interest rates on borrowings, and extends the term of the agreement to September 2000. In June 1998, the Company completed a $125 million 4-year senior note offering priced to yield 7.04%.

     As of June 30, 1998, the Company has total assets of $937 million, shareholders' equity of $524 million, and long-term borrowings of $383 million, representing 40.9% of the total capitalization. The Company expects to generally maintain a long-term debt-to-capitalization ratio of approximately 40%. At June 30, 1998, the Company had available borrowings of up to $188,700,000 under its revolving line of credit arrangement.

     In February 1997, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering common stock totaling $100 million to be issued in connection with future property acquisitions. Additionally, on August 29, 1997 the Company filed a Form S-3 registration statement with the Securities and Exchange Commission permitting the issuance of up to $200 million related to common stock, unspecified debt, preferred stock and convertible securities. During the second quarter of 1998, $175 million of debt and preferred stock were issued pursuant to the Form S-3.

     The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $.67 and $1.34 per share for the three-month and six-month periods ending June 30, 1998 compared with $.645 and $1.29 per share for the same periods in 1997. The current $.67 per quarter rate represents an annualized rate of $2.68 per share. Omega's Board of Directors declared a regular quarterly dividend of $.67 per share to be paid August 14, 1998 to common shareholders of record on July 31, 1998. Additionally, regular quarterly preferred stock dividends of $.578 per share and $.539 per share, were declared payable on August 14, 1998 to Series A (9.25%), and Series B (8.625%) Cumulative Preferred shareholders of record on July 31, 1998, respectively.

PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     A Board of Directors meeting was held on July 7, 1998 in which Henry H. Greer was appointed director of the Company with a term ending in 2001. Mr. Greer was appointed a member of the Compensation Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS -- THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

      EXHIBIT                            DESCRIPTION
      -------                            -----------
        27       Financial Data Schedule

  (B) REPORTS ON FORM 8-K:

     The following reports on Form 8-K were filed since March 31, 1998:

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

           Pro Forma Consolidated Statements of Operations for the Year Ended December 31, 1997

          Form 8-K dated June 9, 1998: Report with the following exhibits:

             Underwriting Agreement dated June 5, 1998 relating to the 6.95% Notes due 2002

           Form of Supplemental Indenture No. 1 dated as of June 1, 1998 relating to the 6.95% Notes due 2002

             Opinion of Counsel to the Registrant regarding tax consequences

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant

                                                            By: /s/ESSEL W. BAILEY, JR.
                                                                -------------------------------------------------
                                                                Essel W. Bailey, Jr.
Date: August 14, 1998                                           President

                                                            By: /s/DAVID A. STOVER
                                                                -------------------------------------------------
                                                                David A. Stover
Date: August 14, 1998                                           Chief Financial Officer

                                Exhibit Index
                                -------------



Exhibit No.                     Description
-----------                     -----------
     27                         Financial Data Schedule
