Form 10-Q
period 1998-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 1998-11-09
CIK 888491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
-----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                 (734) 887-0200
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                     YES   X                         NO
                          ---                          ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 1998

         COMMON STOCK, $.10 PAR VALUE                     20,197,747
                   (CLASS)                            (NUMBER OF SHARES)

                         OMEGA HEALTHCARE INVESTORS, INC

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                      INDEX


PART I   FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         BALANCE SHEETS
               SEPTEMBER 30, 1998 (UNAUDITED)
               AND DECEMBER 31, 1997........................................2


         STATEMENTS OF OPERATIONS (UNAUDITED)-
               THREE-MONTH AND NINE-MONTH PERIODS
               ENDED SEPTEMBER 30, 1998 AND 1997............................3


         STATEMENT OF CASH FLOWS (UNAUDITED)-
               NINE-MONTH PERIODS
               ENDED SEPTEMBER 30, 1998 AND 1997............................4

         NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 1998 (UNAUDITED)...............................5


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS...................................................8

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................13

                   PART 1 -   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OMEGA HEALTHCARE INVESTORS, INC

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                            (In Thousands)

                                                                   September 30,      December 31,
                                                                       1998               1997
                                                                  --------------    --------------
                                                                   (Unaudited)        (See Note)
ASSETS
Real estate properties
     Land and buildings at cost ................................. $ 604,747          $ 561,054
     Less accumulated depreciation ..............................   (51,206)           (48,147)
                                                                  ---------          ---------
             Real estate properties - net .......................   553,541            512,907
     Mortgage notes receivable ..................................   228,494            218,353
                                                                  ---------          ---------
                                                                    782,035            731,260
Investment in Omega Worldwide, Inc. .............................     8,561
Investments in Principal Healthcare Finance Ltd. ................     1,629             30,730
Other investments ...............................................    29,584             29,790
Assets held for sale ............................................    80,376
                                                                  ---------          ---------
     Total Investments (cost of $953,391 at September 30, 1998
             and $839,927 at December 31, 1997) .................   902,185            791,780

Cash and short-term investments .................................       477                500
Goodwill and non-compete agreements - net .......................     4,837              5,981
Other assets ....................................................    22,237             17,847
                                                                  ---------          ---------
     TOTAL ASSETS ............................................... $ 929,736          $ 816,108
                                                                  =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Acquisition line of credit ...................................... $  14,300          $  58,300
Unsecured borrowings ............................................   311,705            186,705
Secured borrowings ..............................................    22,044             22,261
Subordinated convertible debentures .............................    48,405             62,485
Accrued expenses and other liabilities ..........................    13,292             18,136
                                                                  ---------          ---------
     TOTAL LIABILITIES ..........................................   409,746            347,887


Preferred Stock .................................................   107,500             57,500
Common stock and additional paid-in capital .....................   458,483            441,161
Cumulative net earnings .........................................   204,494            136,225
Cumulative dividends paid .......................................  (250,113)          (165,824)
Stock option loans ..............................................    (2,895)
Unrealized gain on Omega Worldwide, Inc. ........................     3,096
Unamortized restricted stock awards .............................      (575)              (841)
                                                                  ---------          ---------
     TOTAL SHAREHOLDERS' EQUITY .................................   519,990            468,221
                                                                  ---------          ---------
                                                                  $ 929,736          $ 816,108
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

           OMEGA HEALTHCARE INVESTORS, INC

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      Unaudited
       (In Thousands, Except Per Share Amounts)

                                                              Three months ended September 30,     Nine months ended September 30,
                                                                  1998                1997             1998               1997
                                                             ------------       -------------     ------------         -----------

REVENUES
Rental income ...............................................   $ 19,602            $ 13,318         $ 55,602            $ 38,451
Mortgage interest income ....................................      6,905               7,406           21,658              21,395
Other investment income .....................................      1,758               2,553            4,920               5,533
Miscellaneous ...............................................        169                 287              448                 712
                                                                --------            --------         --------            --------
                                                                  28,434              23,564           82,628              66,091

EXPENSES
Depreciation and amortization ...............................      5,758               4,322           16,730              12,225
Interest ....................................................      8,108               6,262           23,787              17,678
General and administrative ..................................      1,410               1,176            4,082               3,478
                                                                --------            --------         --------            --------
                                                                  15,276              11,760           44,599              33,381
                                                                --------            --------         --------            --------

NET EARNINGS BEFORE GAIN ON DISTRIBUTION  OF
  OMEGA WORLDWIDE, INC. AND PREFERRED STOCK DIVIDENDS .......     13,158              11,804           38,029              32,710
GAIN ON DISTRIBUTION OF OMEGA WORLDWIDE, INC ................                                          30,240
PREFERRED STOCK DIVIDENDS ...................................     (2,408)             (1,330)          (5,786)             (2,216)
                                                                --------            --------         --------            --------
NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS ...............   $ 10,750            $ 10,474         $ 62,483            $ 30,494
Net Earnings per common share:
 Basic net earnings before gain on distribution .............   $   0.53            $   0.55         $   1.61            $   1.61
                                                                ========            ========         ========            ========
 Diluted net earnings before gain on distribution ...........   $   0.53            $   0.54         $   1.61            $   1.60
                                                                ========            ========         ========            ========
 Basic net earnings after gain on distribution ..............   $   0.53            $   0.55         $   3.13            $   1.61
                                                                ========            ========         ========            ========
 Diluted net earnings after gain on distribution ............   $   0.53            $   0.54         $   3.13            $   1.60
                                                                ========            ========         ========            ========

Dividends paid per common share .............................   $   0.67            $  0.645         $   2.01            $  1.935
                                                                ========            ========         ========            ========

Average Shares Outstanding, Basic ...........................     20,173              19,141           19,979              18,969
                                                                ========            ========         ========            ========
Average Shares Outstanding, Diluted .........................     20,178              19,227           19,983              19,056
                                                                ========            ========         ========            ========

Other comprehensive income, net of taxes:
 Unrealized Gain (Loss) on Omega Worldwide, Inc.............    $ (2,835)                --          $  3,096                 --
                                                                ========            ========         ========            ========


See notes to condensed consolidated financial statements.

                         OMEGA HEALTHCARE INVESTORS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                  (IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             1998                 1997
                                                                        -------------        -------------
OPERATING ACTIVITIES
 Net earnings                                                              $  68,269            $  32,710
 Adjustment to reconcile net earnings to cash
 provided by operating activities:
   Depreciation and amortization                                              16,730               12,225
   Gain on distribution of Omega Worldwide                                   (30,240)
   Other non-cash charges                                                        946                  926
                                                                           ---------            ---------
Funds from operations available for distribution and investment               55,705               45,861
Net change in operating assets and liabilities                               (16,418)              (6,904)
                                                                           ---------            ---------

Net cash provided by operating activities                                     39,287               38,957

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured note offering                                        125,000              100,000
Proceeds from preferred stock offering                                        50,000               57,500
Proceeds (payments) of acquisition line of credit                            (44,000)                 500
Payments of long-term borrowings                                                (217)              (1,798)
Receipts from Dividend Reinvestment Plan                                       1,331                1,274
Dividends paid                                                               (45,227)             (37,697)
Costs of raising capital                                                      (3,390)              (4,072)
Other                                                                          1,204                 (375)
                                                                           ---------            ---------
Net cash provided by financing activities                                     84,701              115,332

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of real estate                                                  (118,345)             (86,046)
Placement  of mortgage loans                                                 (12,000)             (10,990)
Fundings of other investments - net                                          (10,241)             (45,928)
Temporary advances to Principal Healthcare Finance Limited                                        (12,695)
Net proceeds from sale of Omega Worldwide shares                              16,938
Collection of mortgage principal                                               2,250                1,338
Other                                                                         (2,613)
                                                                           ---------            ---------
Net cash used in investing activities                                       (124,011)            (154,321)
                                                                           ---------            ----------

Decrease in cash and short-term investments                                     ($23)                ($32)
                                                                           =========            =========

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the Company), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - PRINCIPAL HEALTHCARE FINANCE LIMITED AND OMEGA WORLDWIDE, INC.

         In 1995 the Company sponsored the organization of Principal Healthcare Finance Limited (Principal), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom. The Company had invested $30.7 million in Principal at December 31, 1997 of which $23.7 million was represented by a (pound)15 million subordinated note due June 30, 2000 and $7 million was represented by equity investment. The Company also provided investment advisory and management services to Principal and had advanced temporary loans to Principal from time to time.

         In November, 1997, the Company formed a separate company, Omega Worldwide, Inc. (Worldwide) and on April 2 it contributed substantially all of its Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. The Company retained 990,000 ordinary shares of Principal. Of the 8,500,000 shares of Worldwide received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the shareholders of the Company on the basis of one Worldwide share for every 3.77 common shares of the Company held by shareholders of the Company on the record date of February 1, 1998. Of the remaining 3,300,000 shares of Worldwide received by the Company, approximately 1,000,000 shares of Worldwide are held by the Company, and the other 2,300,000 shares were sold by the Company on April 3, 1998 for net proceeds of approximately $16,250,000 in a Secondary offering pursuant to a registration statement of Worldwide. The market value of the distribution to shareholders approximates $39 million or $1.99 per share. A non-recurring gain of $30.2 million was recorded on the distribution and secondary offerings of Worldwide common shares during the second quarter of 1998.

NOTE C - ASSET CONCENTRATIONS

         As of September 30, 1998, 89.6% of the cost of the Company's total investments are related to long-term care facilities, 2.5% related to rehabilitation hospitals, 3.1% to medical office facilities and 4.8% to other investments. The Company's healthcare facilities are located in 28 states and are operated by 30 independent healthcare operating companies. Approximately 65.1% of the Company's investments are operated by six public companies, including Sun Healthcare Group, Inc. (26.9%), Integrated Health Services, Inc. (12.5%), Advocat Inc. (11.8%), Mariner Post-Acute Network (6.2%), and two other public companies (7.7%). Of the remaining operators, none operate investments in facilities representing more than 5.1% of the total investments. The three largest states in which investments are located are Florida (12.4%), Indiana (10.6%) and California (7.2%).

NOTE D - OTHER PORTFOLIO MATTERS

         In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications and believes its management has the experience and expertise to deal with such issues as may arise from time to time.

UNISON HEALTHCARE CORPORATION

         Unison Healthcare Corporation("Unison"), through two subsidiaries and an affiliated partnership, leases from the Company and operates fourteen nursing homes representing approximately 1,250 licensed nursing beds with a total Company investment of $34.5 million, representing approximately 3.7 percent of total assets at September 30, 1998. The fourteen nursing homes are located in Indiana and Texas. In addition, a subsidiary of Unison leases six nursing homes located in Texas from UNHC Real Estate Holdings, Ltd. ("UNHC"). These six nursing homes are mortgaged by UNHC to the Company to secure a mortgage loan of approximately $10.2 million. At December 31, 1997, Unison was in default in its lease obligations to the Company and to UNHC, and UNHC was in default in its mortgage payments to the Company, including for both of them nonpayment of rents and interest totaling $1.5 million. Pursuant to due notice, the Company as of January 2, 1998 terminated the leases with respect to the fourteen nursing homes and accelerated the mortgage indebtedness with respect to the six properties. In January, 1998, the Unison subsidiaries which lease all twenty nursing homes filed for protection under the Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona ("Bankruptcy Court"). In May, Unison Healthcare Corporation (the parent company) also filed for protection under the Bankruptcy Code in the Bankruptcy Court.

         In October, 1998, Unison filed a First Amended Joint Plan of Reorganization ("Amended Plan") with the Bankruptcy Court. The Bankruptcy Court has approved a Disclosure Statement in Support of the Amended Plan and the Disclosure Statement has been mailed to all creditors of Unison to vote on the Amended Plan. Under the Amended Plan (i) approximately $100 million of existing unsecured indebtedness and certain other indebtedness of Unison will be converted into equity shares of reorganized Unison, (ii) the Company's leases with respect to eight of the fourteen nursing homes leased directly to subsidiaries of Unison will be reinstated, (iii) the Company's lease with respect to six of the nursing homes located in Indiana and leased directly to a subsidiary of Unison will be terminated in exchange for cash and a secured note from Unison, (iv) the Company will purchase seven nursing homes owned by Unison in Colorado and Arizona for approximately $38 million, and will lease those nursing homes to Unison, and (v) the Company will acquire the interest of UNHC in the six nursing homes mortgaged by UNHC to the Company; three of these nursing homes will be conveyed to Unison for $1 million, and the remaining three will be leased to Unison. Whether the Amended Plan will be confirmed is not known. In the meantime, all lease payments with respect to the fourteen facilities are being made to the Company, and the monthly mortgage payments owing by UNHC are being deposited into escrow, pending resolution of certain disputes between the Company and UNHC. Based on advice of counsel, the Company is confident that it will ultimately receive the mortgage payments now being paid into escrow.

GRADUATE HOSPITAL AND GRADUATE HEALTH SYSTEM

        On July 21, 1998, Allegheny Health, Education and Research Foundation("AHERF") and related entities including Allegheny Hospitals, Centennial ("Centennial") filed voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the Western District of Pennsylvania.
On September 22, 1998, the Bankruptcy Court entered an order pursuant to which Centennial, successor to The Graduate Hospital and Graduate Health Systems, Inc. under leases (the "Operating Leases") of three medical office buildings and a parking structure adjoining the Graduate Hospital in Philadelphia, Pennsylvania, has paid to Omega, as of November 1, 1998, all past due base rent under the leases, except for base rent due for the period June
1, 1998 through July 20,1998. On October 30, 1998, the Bankruptcy Court approved the sale to Tenet Healthcare Corporation of certain assets of Centennial, including Centennial's interest under the Operating Leases. At the closing of the sale to Tenet, Centennial is obligated under the Bankruptcy Court's September 22, 1998 order to cure all remaining monetary defaults under the Operating Leases.

ASSETS HELD FOR SALE

         At the Company's Board of Directors meeting on July 15, 1998, management was authorized to initiate a plan to dispose of certain properties judged to have limited potential and to redeploy the proceeds.

         As of September 30, 1998, the carrying value of assets held under plan for disposition total $80.4 million. These assets had a cost of $92.4 million and annualized revenues approximate $11.4 million. The Company anticipates that completion of the targeted disposals will occur primarily in the fourth quarter of 1998.

         On October 30, 1998, one of the facilities held for sale generated sale proceeds of $10.3 million. These proceeds were used to repay funds drawn under the Company's credit facility. While management believes there is no impairment of the carrying value of the assets to be sold, it expects redeployment of the proceeds in new investments will result in near-term reductions in funds from operations from lower investment yields on redeployment.


NOTE E - PREFERRED STOCK

         On April 28, 1998, the Company received gross proceeds of $50 million resulting from the issuance of 2 million shares of 8.625% Series B Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly commencing on August 15, 1998. On April 7, 1997, the Company received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly.


NOTE F - NET EARNINGS PER SHARE

         Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Per share amounts for prior periods have been restated as required by the Financial Accounting Standards Board Statement No. 128. Among the changes stemming from the new pronouncement is a requirement to present both basic and diluted per share amounts. Diluted earnings per share amounts reflect the dilutive effect of stock options (4,531 shares and 86,296 shares for 1998 and 1997, respectively). The assumed conversion of convertible debentures is antidilutive.


NOTE G - CONVERSION OF DEBENTURES

         During the nine-month period ended September 30, 1998, approximately $14,080,000 of subordinated convertible debentures were converted to 522,207 shares at a conversion price of $26.962 per share.

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


RESULTS OF OPERATIONS

         Revenues for the three-month and nine-month periods ending September 30, 1998 totaled $28.4 million and $82.6 million, respectively, an increase of $4.9 million and $16.5 million, respectively, over the periods ending September 30, 1997. The 1998 revenue growth stems primarily from additional real estate investments of approximately $219.4 million during the twelve-month period ending September 30, 1998 offset by decrease in investments in Principal Healthcare Finance Limited and other investments of $58.3 million. Additionally, revenue growth of approximately $1.7 million stems from participating incremental net revenues which became effective in 1998. Total investments of $953 million as of September 30, 1998 have an average annualized yield of approximately 11.59%.

         Expenses for the three-month and nine-month periods ended September 30, 1998 totaled $15.3 million and $44.6 million, respectively, an increase of $3.5 million and $11.2 million, respectively, over expenses for 1997. The provision for depreciation and amortization for the three-month and nine-month periods ended September 30, 1998 totaled $5.8 million and $16.7 million, respectively, increasing $1.4 million and $4.5 million, respectively, over the same periods in 1997 as a result of additional real estate investments.

         Interest expense for the three-month and nine-month periods ended September 30, 1998 was $8.1 million and $23.8 million, respectively, compared with $6.3 million and $17.7 million, respectively, for the same periods in 1997. The increase in 1998 is primarily due to higher average outstanding borrowings during the 1998 periods, offset partially by interest rate savings from conversions of subordinated debentures and reduced spreads on line of credit borrowings.

         General and administrative expenses for the three-month and nine-month periods ended September 30, 1998 totaled approximately $1.4 million and $4.1 million, respectively. These expenses for the three-month and nine-month periods were approximately 5.0% and 4.9% of revenues, respectively, as compared to 5.0% and 5.3% of revenues, respectively, for the 1997 three-month and nine-month periods.

         Net earnings available to common shareholders excluding the non-recurring gain were $10,750,000 and $32,243,000, respectively, for the three-month and nine-month periods, increasing approximately $276,000 and $1,749,000, respectively, over the 1997 periods. The increase stems from the various factors mentioned above, offset partially by provision for additional preferred dividends on the new Series B preferred shares. Net earnings per diluted common share excluding the non-recurring gain decreased from $.54 to $.53 and increased from $1.60 to $1.61 for the three-month and nine-month periods, respectively.

         Funds from Operations ("FFO") totaled $16,621,000 and $49,311,000 for the three-month and nine-month periods ending September 30, 1998, representing an increase of approximately $1,739,000 and $6,145,000 over the same periods in 1997. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and sales of assets, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company has raised capital of approximately $190 million during the nine-month period ended September 30, 1998. In April 1998, the Company received approximately $17 million gross proceeds from the sale of shares of Worldwide (see Note B to the financial statements). It also raised approximately $48 million net proceeds from the issuance of Series B Preferred Stock (see Note E to the financial statements) and approximately $124 million from the issuance of unsecured notes.

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

         The Company has demonstrated a strong capacity to access capital markets timely and has raised more than $1.2 billion in capital since it was organized in 1992. The Company raised more than $500 million in equity, including $130 million from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the Health Equity Properties acquisition in 1994 and three additional offerings, the latest represented by the offering of Series B preferred stock completed in April 1998. Additionally, over $700 million of debt capital has been raised, some of which has been used to retire secured borrowings with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. In 1997, the Company issued $57.5 million of Series A Preferred Stock with a yield of 9.25% and completed a $100 million 10-year senior note offering priced to yield 6.99%. In September 1997, the Company completed the second amended and restated loan agreement. The new agreement provides for total permitted borrowings of up to $200 million, reduces interest rates on borrowings, and extends the term of the agreement to September 2000. In April 1998, the Company issued $50 million of Series B Preferred Stock with a yield of 8.625%. In June 1998, the Company completed a $125 million 4-year senior note offering priced to yield 7.04%.

         As of September 30, 1998, the Company has total assets of $930 million, shareholders' equity of $520 million, and long-term borrowings of $382 million, representing approximately 41% of the total capitalization. The Company expects to generally maintain a long-term debt-to-capitalization ratio of approximately 40%. At September 30, 1998, the Company had available borrowings of up to $181 million under its revolving line of credit arrangement.

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

         The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $.67 and $2.01 per share for the three-month and nine-month periods ending September 30, 1998 compared with $.645 and $1.935 per share for the same periods in 1997. The current $.67 per quarter rate represents an annualized rate of $2.68 per share. Omega's Board of Directors declared a regular quarterly dividend of $.67 per share to be paid November 13, 1998 to common shareholders of record on October 30, 1998. Additionally, regular quarterly preferred stock dividends of $.578 per share and $.539 per share, were declared payable on November 13, 1998 to Series A (9.25%), and Series B (8.625%) Cumulative Preferred shareholders of record on October 30, 1998, respectively.

YEAR 2000 COMPLIANCE

         The Year 2000 compliance issue concerns the inability of certain systems and devices to properly use or store dates beyond December 31, 1999. This could result in system failures, malfunctions, or miscalculations that disrupt normal operations. This issue affects most companies and organizations to large and small degrees, at least to the extent that potential exposures must be evaluated.

         The Company is reviewing risks with regard to the ability of the Company's own internal operations, the impact of outside vendors' ability to operate, and the impact of tenants' ability to operate. The Company initially focused this review on mission-critical operations, recognizing that other potential effects are expected to be less material. The Company believes its own internal operations, its technology infrastructure, information systems, and software applications are likely to be compliant or will be compliant by mid-1999 based upon certification statements by the applicable vendors. In those cases where there are compliance issues, these are considered to be minor in nature and remedies are already identified. Expenditures for such remedies will not be material.

         With respect to the Company's material outside vendors, such as its banks, payroll processor, and telecommunications providers, the Company's assessment will cover the compliance efforts of significant vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects as to the Company's business and operations. The Company plans to complete its assessment of compliance by important vendors by mid-1999.

         With respect to the Company's tenants and properties, the Company's assessment will cover the tenants' compliance efforts, the possibility of any interface difficulties or electromechanical problems relating to compliance by material vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects. The Company plans to process information from tenant surveys beginning in 1999 and complete its assessment by mid-1999.

         Because the Company's evaluation of these issues has been conducted by its own personnel or by selected inquiries of its vendors and tenants in connection with their routine servicing operations, the Company believes that its expenditures for assessing Year 2000 issues, though difficult to quantify, have not been material. In addition, the Company is not aware of any issues that will require material expenditures by the Company in the future.

         Based upon current information, the Company believes that the risk posed by foreseeable Year 2000 related problems with its internal systems (including both information and non-information systems) is minimal. Year 2000 related problems with the Company's software applications and internal operational programs are unlikely to cause more than minor disruptions in the Company's operations. Year 2000 related problems at certain of its third-party service providers, such as its banks, payroll processor, and telecommunications provider is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. For example, Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications.

         The Company believes that the risk posed by Year 2000 related problems at its properties or with its tenants is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. Year 2000 related problems at certain governmental agencies and third-party payers could delay the processing of tenant financial transactions, though, based upon current information, the Company does not believe any such problems would have a material long-term effect on its operations. Year 2000 related problems with the electromechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations.

         The Company intends to complete outstanding assessments, to implement identified remedies, to continue to monitor Year 2000 issues, and will develop contingency plans if, and to the extent deemed, necessary. However, based upon current information and barring developments, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessments.

         While the Company believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Company will be successful in identifying and assessing all compliance issues, or that the Company's efforts to remedy all Year 2000 compliance issues will be effective such that they will not have a material adverse effect on the Company's business or results of operations.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


   (a)     EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED HEREWITH:


           EXHIBIT        DESCRIPTION
           -------        -----------

           3              Amended and Restated Bylaws, as amended July 7, 1998

           27             Financial Data Schedule

   (b)     REPORTS ON FORM 8-K - None were filed.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                        Registrant


Date:   November 9, 1998             By:  /s/ESSEL W. BAILEY, JR.
                                          ----------------------------------
                                              Essel W. Bailey, Jr.
                                              President

Date:   November 9, 1998             By:  /s/DAVID A. STOVER
                                          ----------------------------------
                                              David A. Stover
                                              Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT                              DESCRIPTION
-------                              -----------
   3                   Amended and Restated Bylaws, as amended July 7, 1998

   27                  Financial Data Schedule