Form 10-K405
period 1998-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 1999-02-16
CIK 888491

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-11316

                        OMEGA HEALTHCARE INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MARYLAND                                  38-3041398
   (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION
OF INCORPORATION OR ORGANIZATION)                         NO.)

    900 VICTORS WAY, SUITE 350                           48108
       ANN ARBOR, MICHIGAN                             (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 734-887-0200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EXCHANGE ON
             TITLE OF EACH CLASS                        WHICH REGISTERED
             -------------------                      -------------------
         COMMON STOCK, $.10 PAR VALUE               NEW YORK STOCK EXCHANGE
    8.5% CONVERTIBLE DEBENTURES, DUE 2001           NEW YORK STOCK EXCHANGE
 9.25% SERIES A PREFERRED STOCK, $1 PAR VALUE       NEW YORK STOCK EXCHANGE
8.625% SERIES B PREFERRED STOCK, $1 PAR VALUE       NEW YORK STOCK EXCHANGE

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS $562,926,000 BASED ON THE $28.875 CLOSING PRICE PER SHARE FOR SUCH STOCK ON THE NEW YORK STOCK EXCHANGE ON JANUARY 29, 1999.

     AS OF JANUARY 29, 1999, THERE WERE 20,001,770 SHARES OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITH THE COMMISSION ON OR ABOUT FEBRUARY 28, 1999, IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS OF THE COMPANY

     Omega Healthcare Investors, Inc. (the "Company") was incorporated in the state of Maryland on March 31, 1992. It is a self-administered real estate investment trust ("REIT") which invests in income-producing healthcare facilities, principally long-term care facilities located in the United States. The Company anticipates providing lease or mortgage financing for healthcare facilities to qualified operators and acquiring additional healthcare facility types, including assisted living and acute care facilities. Financing for such future investments may be provided by borrowings under the Company's revolving line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, or a combination of these methods. The Company also may finance acquisitions through the exchange of properties or the issuance of shares of its capital stock, if such transactions otherwise satisfy the Company's investment criteria.

     During 1995, the Company became a primary sponsor of Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey (United Kingdom) company established to provide sale/leaseback and mortgage financing to the private-sector healthcare industry in the United Kingdom.

     In November 1997, the Company formed Omega Worldwide, Inc. ("Worldwide"), a company which provides asset management services and management advisory services to firms providing financing to providers of healthcare services, particularly healthcare services to the elderly, principally in Europe and the Pacific Rim. On April 2, 1998 the Company contributed substantially all of its Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. Of the 8,500,000 shares of Worldwide received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the shareholders of the Company on the basis of one Worldwide share for every 3.77 common shares of the Company held by shareholders of the Company on the record date of February 1, 1998. Of the remaining 3,300,000 shares of Worldwide received by the Company, 2,300,000 shares were sold by the Company on April 3, 1998 for net proceeds of approximately $16,250,000 in a Secondary offering pursuant to a registration statement of Worldwide. The market value of the distribution to shareholders approximated $39 million or $1.99 per share. A non-recurring gain of $30.2 million was recorded on the distribution and secondary offerings of Worldwide common shares during 1998.

     Assets of Principal contributed included (a) 3,337,500 Class A voting ordinary shares of Principal and warrants to purchase 10 million ordinary shares of Principal expiring June 30, 2001 at an exercise price of L1.50 (approximately $2.40) per share and 556,250 ordinary shares of Principal expiring December 31, 2000 at an exercise price of L1.00 (approximately $1.60) per share; (b) the Company's right to payment of L15 million (approximately $24 million) from the Sterling denominated subordinated loan; (c) the Company's interest in a ten-year British pound currency swap contract under which Worldwide will have the right to exchange L20,000,000 for $31,740,000 on October 15, 2007; (d) and the
Advisory Services Agreement between the Company and Principal.

     As of December 31, 1998, the Company holds a $6,226,000 investment in Worldwide represented by 1,163,000 shares of common stock and 260,000 shares of Preferred stock. It also holds a $1,629,000 investment in Principal represented by 990,000 ordinary shares of Principal.

     The Company and Worldwide have entered into an Opportunity Agreement to provide each other with rights to participate in certain transactions and make certain investments. The Opportunity Agreement provides, subject to certain terms, that, regardless of whether the following kinds of investments (each a "REIT Opportunity") first come to the attention of the Company or Worldwide, the Company will have the right to: make any investment within the United States (a) in real estate, real estate mortgages, real estate derivatives or entities that invest exclusively in or have a substantial portion of their assets in any of the foregoing, so long as the Company's REIT status would not be jeopardized by the investment; and (b) that, if made by a REIT, would not result in the termination of the REIT's status as a REIT under Sections 856 through 860 of the Internal Revenue Code ("Code"). However, Worldwide will have the right, regardless of whether the following kinds of investments (each a "Worldwide Opportunity") first come to the attention of the Company or Worldwide, to: (a) provide advisory services and/or management services to any healthcare investors, wherever located; (b) acquire or make debt and/or equity investments (through a joint venture or otherwise) in any healthcare investor or in healthcare real estate-related assets outside the United States; (c) make investments in any entity conducting healthcare operations; and (d) make any other real estate, finance or other investments not customarily undertaken by a qualified REIT. If Worldwide declines to pursue a Worldwide Opportunity, it must offer that opportunity to the Company, and if the Company declines to pursue a REIT Opportunity, it must offer that opportunity to Worldwide. Each of the Company and Worldwide may participate, in its discretion, in any REIT Opportunity or Worldwide Opportunity that the other requests be pursued jointly. The terms upon which each of the Company and Worldwide elect to participate in such an opportunity will be negotiated in good faith and must be mutually acceptable to the respective boards of directors of the Company and Worldwide, with the affirmative votes of the independent directors of the board of directors of the Company and Worldwide. Each of the Company and Worldwide has agreed to notify the other of and make available to the other investment opportunities developed by such party or of which such party becomes aware but is unable or unwilling to pursue. The Opportunity Agreement has a term of ten years and automatically renews for successive five-year terms unless terminated. In that connection, Worldwide has offered to the Company the opportunity to acquire up to 9.9% of the common shares of Principal Healthcare Finance Trust ("the Trust"), an Australian Unit Trust, which owns 35 nursing home facilities and 475 assisted living units in New South Wales.

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

     As of December 31, 1998, the Company's portfolio of domestic investments consisted of 242 long-term care facilities, 3 medical office buildings and 2 rehabilitation hospitals. The Company owns and leases 141 long-term facilities, 3 medical office buildings and 2 rehabilitation hospitals, and provides mortgages, including participating and convertible participating mortgages on 101 long-term healthcare facilities. The facilities are located in 29 states and operated by 30 unaffiliated operators. The Company's gross real estate investments at December 31, 1998 totaled $984 million.

     During 1998, new investments approximated $283 million as a result of entering into sale/leaseback transactions and making mortgage loans and other investments. Additionally, the Company initiated a plan during 1998 to dispose of certain properties judged to have limited incremental potential and to re-deploy the proceeds from sale. Following a review of the portfolio, assets identified for sale had a cost of $95 million, a net carrying value of $83 million, and annualized revenues approximated $11.4 million. During the fourth quarter, the Company completed sales of two groups of assets, yielding sales proceeds of $42,036,000. Gains realized from assets sold approximated $2.8 million. After consideration of the results of sales and other developments identified as part of the continuing evaluation of the assets held for sale, the Company recorded a provision for impairment of $6.8 million to adjust the carrying value of those assets judged to be impaired to their estimated realizable value. The Company is committed to sell the remaining facilities as soon as practicable.

     At January 31, 1999 the Company employed 29 full-time employees. The executive offices of the Company are located at 900 Victors Way, Suite 350, Ann Arbor, Michigan, 48108. Its telephone number is (734) 887-0200.

INVESTMENT OBJECTIVES

     The investment objectives of the Company are to pay regular cash dividends to shareholders; to provide the opportunity for increased dividends from annual increases in rental and interest income from revenue participations and from portfolio growth; to preserve and protect shareholders' capital; and to provide the opportunity to realize capital growth.

INVESTMENT STRATEGIES AND POLICIES

     The Company maintains a diversified portfolio of income-producing healthcare facilities or mortgages thereon, with a primary focus on long-term care facilities located in the United States. In making investments, the Company generally seeks and intends to focus on established, creditworthy, middle-market healthcare operators which meet the Company's standards for quality and experience of management. Although the Company has emphasized long-term care investments, it intends to diversify prudently into other types of healthcare facilities or other properties. The Company actively seeks to diversify its investments in terms of geographic locations, operators and facility types.

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

          Purchase/Leaseback. The Company's owned properties are generally leased under provisions of leases for terms ranging from 8 to 17 years, plus renewal options. The leases originated by the Company generally provide for minimum annual rentals which are subject to annual formula increases (i.e., based upon such factors as increases in the Consumer Price Index ("CPI") or increases in the revenues of the underlying properties), with certain fixed minimum and maximum levels. Generally, the operator holds an option to repurchase at set dates at prices based on specified formulas. The average annualized yield from leases was 11.02% at January 1, 1999.

          Convertible Participating Mortgage. Convertible Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. Convertible Participating Mortgages afford the Company an option to convert its mortgage into direct ownership of the property, generally at a point six to nine years from inception; they are then subject to a leaseback to the operator for the balance of the original agreed term and for the original agreed participations in revenues or CPI adjustments. This allows the Company to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out the Company's option at prices based on specified formulas. The average annualized yield on these mortgages was approximately 12.71% at January 1, 1999.

          Participating Mortgage. Participating Mortgages of the Company are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. The average annualized yield on these investments was approximately 12.25% at January 1, 1999.

          Fixed-Rate Mortgage. These Mortgages of the Company, with a fixed interest rate for the mortgage term, are also secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was 11.46% at January 1, 1999.

     The following table summarizes as of December 31, 1998 the years of expiration of the Company's revenues based on the contractual maturity dates of the leases and mortgages:

                                                            MORTGAGE
                                                   RENT     INTEREST    TOTAL       %
                                                   ----     --------    -----       -
                                                              (IN THOUSANDS)
1999............................................  $ 1,825   $   853    $  2,678     2.39%
2000............................................      984     3,216       4,200     3.74
2001............................................    3,314     1,786       5,100     4.54
2002(1).........................................   11,020    10,489      21,509    19.16
2003(2).........................................    3,174     3,977       7,151     6.37
Thereafter......................................   50,597    21,037      71,634    63.80
                                                  -------   -------    --------   ------
                                                  $70,914   $41,358    $112,272   100.00%
                                                  =======   =======    ========   ======

-------------------------
(1) Includes $2.8 million that was renegotiated on February 1, 1999 with Unison Healthcare Corporation (now RainTree Healthcare Corporation). Under the terms of the new agreement, the $2.8 million will expire in 1999. See Note 15 to the Consolidated Financial Statements.

(2) Includes $3.1 million that was renegotiated on February 1, 1999 with Unison Healthcare Corporation (now RainTree Healthcare Corporation). Under the terms of the new agreement, the $3.1 million will expire in 2013. See Note 15 to the Consolidated Financial Statements.

     The table set forth in Item 2 -- Properties, herein, contains information regarding the Company's real estate properties, their locations, and the types of investment structures as of December 31, 1998.

BORROWING POLICIES

     The Company may incur additional indebtedness and anticipates attaining, and then expects to generally maintain, a long-term debt-to-capitalization ratio of approximately 40%. The Company intends to review periodically its policy with respect to its debt-to-equity ratio and to adapt such policy as its management deems prudent in light of prevailing market conditions. The Company's strategy generally has been to match the maturity of its indebtedness with the maturity of its assets, and to employ long-term, fixed-rate debt to the extent practicable.

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

     The Company has an unsecured acquisition line of credit which permits borrowings of up to $200,000,000. This credit facility provides temporary funds for new investments in healthcare facilities. The Company expects periodically to replace funds drawn on the acquisition line through long-term, fixed-rate borrowings, the issuance of equity linked borrowings, or the issuance of additional shares of capital stock. Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations contains additional information concerning liquidity and capital resources.

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

GOVERNMENT HEALTHCARE REGULATION AND REIMBURSEMENTS

     The healthcare industry is highly regulated by federal, state and local law, and is directly affected by state and local licensure, fines and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any lessee or borrower to comply with such laws, requirements and regulations could adversely affect its ability to operate its facilities and could affect such lessees' or borrowers' ability to make debt or lease payments to the Company.

     A significant portion of the revenue of the Company's lessees and borrowers is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. These programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law.

     The levels of revenues and profitability of the Company's lessees and mortgagors will continue to be affected by the ongoing efforts of third-party payors to contain or reduce the costs of healthcare. Recent legislation changed the Medicare payment methodology for skilled nursing facilities effective for cost reporting years commencing after July 1, 1998. The cost-based system was replaced by a federal per diem rate that is being phased in over four years. The new per diem rate will be the sole payment for both direct nursing care ("Part A services") and ancillary services that were previously billed separately from the cost-based reimbursement system ("Part B services"). Capital costs are also included in the per diem rate. Many states have also converted to a system based on prospectively determined fixed rates.

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

     Any changes in reimbursement policies which reduce reimbursement levels could adversely affect revenues of the Company's lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their monthly lease or debt payments to the Company, and, indirectly, the Company's financial condition.

     The possibility that the healthcare facilities will not generate income sufficient to meet operating expenses or will yield returns lower than those available through investments in comparable real estate or other investments are additional risks of investing in healthcare related real estate. Income from properties and yields from investments in such properties may be affected by many factors, including changes in governmental regulation (such as zoning laws), general or local economic conditions (such as fluctuations in interest rates and employment conditions), the available local supply and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as earthquakes and floods) or similar factors.

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

     Real estate investments are relatively illiquid and, therefore, tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. All of the Company's properties are "special purpose" properties that could not be readily converted to general residential, retail or office use. Healthcare facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance and may be excluded from the programs -- in some cases without a prior hearing -- for failure to meet program requirements. Transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of the Company's properties becomes unprofitable due to competition, age of improvements or other factors such that the lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment (such as real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, the Company's income and cash flows from operations would be adversely affected.

     Other changes in the healthcare industry include continuing trends toward shorter lengths of hospital stay, increased use of outpatient services, increased federal, state and third party oversight of healthcare company operations and business practices and increased demand for capitated healthcare services (delivery of services at a fixed price per capita basis to a defined group of covered parties). The entrance of insurance companies into managed care programs is also accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of healthcare services that are reimbursed under Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. Finally, healthcare regulation through Certificates of Need ("CON") has tended to limit construction of new long-term care facilities in many states. Several states in which the Company has investments have repealed CON legislation, including California and Texas. As a result of the foregoing, the revenues and margins of the operators of the Company's facilities may decrease, resulting in a reduction of the Company's rent/interest coverage from investments.

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

EXECUTIVE OFFICERS OF THE COMPANY

     At the date of this report, the executive officers of the Company are:

          Essel W. Bailey, Jr. (54) has been President and Chief Executive Officer of the Company since March 1992, and Chairman of the Board of Directors since July 1995. Prior to that he was a Managing Director of Omega Capital, a healthcare investment partnership, from 1986 to 1992. He was previously a partner in a major Michigan law firm. Mr. Bailey was formerly a director of Evergreen Healthcare, Inc., which was a NYSE Company engaged in the operation of long-term healthcare facilities, and of Vitalink Pharmacy Services Inc., a NYSE listed company and the operator of institutional pharmacies serving the long-term care industry in the United States. Mr. Bailey serves as President, Chief Executive Officer and a director of Omega Worldwide Inc. and is the Managing Director of Principal Healthcare Finance Limited and Principal Healthcare Finance Trust.

          F. Scott Kellman (42) joined the Company as Senior Vice President-Acquisitions in August 1993, and was appointed Executive Vice President in August 1994 and Chief Operating Officer in March 1998. From 1986 to 1989, he was Vice President of Meritor Savings Bank, the last two years as director of the healthcare lending unit. From 1989 to 1991, he served as Vice President of Van Kampen Merritt, Inc., an investment banking subsidiary of Xerox. From September 1991 to December 1992, he was employed by Philadelphia First Group, and from January 1993 through August of 1993 he was the Chief Operating Officer of Medical REIT. Since April 1998 Mr. Kellman also has been a Vice President of Omega Worldwide Inc.

          David A. Stover (53) joined the Company as Vice President and Chief Financial Officer in September 1994. Mr. Stover is a Certified Public Accountant and has 23 years' experience with the international accounting firm of Ernst & Young LLP and its predecessor firms. From 1981 through 1990, he was an audit, tax and consulting partner, spending the last of those years as area partner-in-charge of services for the firm's healthcare clients in Western Michigan. From 1992 to 1994, Mr. Stover was principal of his own consulting firm and, from 1990 to 1992, he was Chief Financial Officer of International Research and Development Corporation. Since April 1998 Mr. Stover also has been the Vice President and Chief Financial Officer of Omega Worldwide Inc.

          James P. Flaherty (51) joined the Company in 1996 and was appointed Vice President-International and Managing Director of Omega U.K. Limited in January 1997. Before he joined the Company, he was Chairman of Black Rock Capital Corporation, a leasing and merchant banking firm he founded in 1994. From April 1991 until December of 1993 Mr. Flaherty was Managing Partner of Pareto Partners, a London based investment management firm. Prior to 1991, he was employed by American Express Bank Ltd. in London and Geneva in a number of senior management capacities and by State National Bank of Connecticut and its successor, The Connecticut Bank & Trust Co. Since April 1998 Mr. Flaherty also has been Chief Operating Officer of Omega Worldwide Inc.

          Susan A. Kovach (39) joined the Company in December 1997 as Vice President, General Counsel and Secretary. Before she joined the Company, she was a lawyer with Dykema Gossett PLLC in Detroit, Michigan for 12 years, the last three years as a senior member of the firm. Since April 1998 Ms. Kovach has served as Vice President, General Counsel and Secretary of Omega Worldwide Inc.

          Laurence Rich (39) joined the Company in January 1998 after five years as a lawyer with the firms of Dykema Gossett PLLC and Pepper, Hamilton & Scheetz. He was appointed Vice President of Acquisitions in January 1999. Previously, Mr. Rich was Director of Operations for The Ivanhoe Companies, a residential and commercial land development and construction company located in West Bloomfield, Michigan from 1988 to 1992, and from 1983 to 1987 was Director of Marketing for Acorn Building Components, Inc., a national manufacturer of residential and commercial building products located in Detroit, Michigan.

OTHER KEY PERSONNEL

     Carol Albaugh (36), Controller, joined the Company in December 1996 after completing her MBA at the University of Michigan. Prior to joining the Company, she held various progressively responsible positions at Borders Group Incorporated, most recently serving as Manager of Financial Planning and Analysis through March 1996.

     Mike Clark (44), Managing Director of Information Technology, joined the Company in May 1998. Prior to joining the Company, he was the Vice President of Information Technology for Argonaut Relocation Services. Mr. Clark has over 20 years experience in all aspects of information technology, with particular expertise in information modeling and database design. He holds a B.S. in chemical engineering from the University of Michigan.

     Thomas Peterson (39), Managing Director -- Acquisitions, joined the Company in May 1998 after 13 years of investment banking and financial advisory experience. Prior to joining the Company, he served as a Principal with Cornerstone Resources in New York, a venture capital and financial advisory firm, and from 1993 to 1996 as a Vice President for First Albany Corporation. Prior to 1993, he managed various financial advisory and investment banking activities, ultimately serving as a partner in a senior services company. He has an MBA in finance from the State University of New York at Albany.

     Stephen E. Kile (33), Credit and Compliance Manager, joined the Company in June, 1998. Prior to joining the Company, he was the Controller for Arbor Intelligent Systems and a Commercial Lending Officer and Credit Analyst with Comerica Bank. Mr. Kile holds an MBA from the University of Michigan.

     David Jones (54), Managing Director -- Acquisitions, joined the Company in January 1999. Prior to joining the Company, he was Assistant Vice President, Development for National Health Investors, Inc., a healthcare REIT, from 1991 to 1998. In this capacity, over $700 million was invested in healthcare-related projects. Mr. Jones has an MBA in Business from the University of Texas.

ITEM 2 -- PROPERTIES

     At December 31, 1998, the Company's real estate investments were in long-term care facilities, medical office buildings and rehabilitation hospitals. The investments are either in the form of purchased facilities, which are leased to operators, or mortgages on facilities which are operated by the mortgagors or their affiliates. The facilities are located in 29 states and are operated by 30 unaffiliated operators. Basic information regarding investments as of December 31, 1998 is as follows:

                                                                NO. OF       NO. OF
               INVESTMENT STRUCTURE/OPERATOR                  TOTAL BEDS   FACILITIES   OCCUPANCY %
               -----------------------------                  ----------   ----------   -----------
PURCHASE/LEASEBACK PROPERTIES
Sun Healthcare Group, Inc...................................     5,963         54            91
Advocat, Inc................................................     2,991         28            83
RainTree Healthcare Corporation (f.k.a. Unison
  Healthcare)...............................................     2,262         24            73
Integrated Health Services, Inc.............................     1,522         11            84
Alden Management Services, Inc..............................       870          4            88
Senior Care Properties, Inc.................................       746          4            63
USA Healthcare..............................................       591          7            81
Res-Care, Inc...............................................       476          5            89
Hunter Management Group, Inc................................       300          1            87
Meadowbrook Healthcare of N.C...............................       192          2            81
Kansas & Missouri, Inc......................................       173          1            67
Liberty Assisted Living Centers, LP.........................       120          1            90
Tutera Evergreen, LLC.......................................        56          1            89
The Graduate Hospital.......................................         0          3           N/A
                                                                ------        ---           ---
                                                                16,262        146            84
CONVERTIBLE PARTICIPATING MORTGAGES
Sun Healthcare Group, Inc...................................       546          4            94
RainTree Healthcare Corporation (f.k.a. Unison
  Healthcare)...............................................       347          3            78
ExtendaCare, Inc............................................       283          3            91
Integrated Health Services, Inc. ...........................       180          1            81
Senior Care Properties, Inc.................................       150          2            72
                                                                ------        ---           ---
                                                                 1,506         13            86
PARTICIPATING MORTGAGES
Mariner Post-Acute Network..................................     2,310         16            85
Frontier Group..............................................     1,247         12            92
Integrated Health Services, Inc.............................     1,144          9            92
North Country Healthcare Associates.........................       652         12            86
Advocat, Inc................................................       317          3            76
ExtendaCare, Inc............................................       203          3            85
                                                                ------        ---           ---
                                                                 5,873         55            88
FIXED RATE MORTGAGES
Texas Health Enterprises/HEA Mgmt...........................       872          7            95
Essex Healthcare Corporation................................       635          6            85
Advocat, Inc................................................       423          4            88
Tiffany Care Centers........................................       330          5            81
Emerald Healthcare, Inc.....................................       300          2            96
Covenant Care, Inc..........................................       150          1            69
American Healthcare Centers, Inc............................       100          1            90
Rocky Mountain Health Care..................................       100          1            77
Crescent Health Services, Inc...............................       100          1            84
Preferred Care, Inc.........................................        95          1            85
Arpom, Inc..................................................        80          1            90
Senior Care Properties, Inc.................................        76          1            83
Quality Care, Inc...........................................        75          1            92
Integrated Health Services, Inc.............................        73          1            96
                                                                ------        ---           ---
                                                                 3,409         33            88
                                                                ------        ---           ---
    Total...................................................    27,050        247            85
                                                                ======        ===           ===

-------------------------
N/A -- Data not reported or not applicable.

                                                                                 TOTAL
                                                       NUMBER OF    TOTAL    INVESTMENT IN   INVESTMENT
             INVESTMENT STRUCTURE/STATE                FACILITIES    BEDS      ($1,000)        YIELD
             --------------------------                ----------   -----    -------------   ----------
PURCHASE/LEASEBACK PROPERTIES:
Florida..............................................       9        1,406     $ 74,643         10.61%
California...........................................      18        1,453       65,913          9.94
Illinois.............................................       8        1,364       54,567         10.59
Pennsylvania.........................................       5          413       49,931         12.10
Texas................................................      15        2,201       44,664         12.01
Indiana..............................................      14        1,087       38,845         11.04
Arkansas.............................................      12        1,305       37,888         13.61
Kentucky.............................................       9          943       35,995         10.56
Alabama..............................................       9        1,121       35,224         12.09
Ohio.................................................       5          554       33,739         10.26
West Virginia........................................       7          736       30,579         10.36
North Carolina.......................................       7          891       30,209         10.61
Arizona..............................................       4          378       24,029          9.50
Tennessee............................................       5          606       17,484         12.14
Iowa.................................................       8          668       17,045         10.63
Washington...........................................       2          319       15,900         12.69
Colorado.............................................       4          276       14,921          9.24
Massachusetts........................................       1          135        8,300         11.06
New Hampshire........................................       1           62        5,800         10.00
Louisiana............................................       1          131        4,602         11.34
Kansas...............................................       1          173        2,500          8.88
Idaho................................................       1           40          600         11.06
                                                          ---       ------     --------        ------
     Total Purchase/Leaseback:.......................     146       16,262      643,378         11.02
CONVERTIBLE PARTICIPATING MORTGAGES:
Tennessee............................................       4          546       21,560         13.70
Florida..............................................       3          330       10,929         11.99
Kentucky.............................................       3          283       10,250         11.25
Texas................................................       3          347       10,074         12.86
                                                          ---       ------     --------        ------
     Total Convertible Participating Mortgage:.......      13        1,506       52,813         12.71
PARTICIPATING MORTGAGES:
Michigan and North Carolina..........................      16        2,310       58,800         16.49
Florida..............................................       8          917       35,899         10.65
Connecticut..........................................       5          533       34,766         10.25
Massachusetts........................................       8          747       34,308         10.36
Maine................................................      11          619       23,928         12.07
Georgia..............................................       2          304       12,000          9.50
Texas................................................       2          240        8,633          9.95
Kentucky.............................................       3          203        4,447         12.19
                                                          ---       ------     --------        ------
     Total Participating Mortgage....................      55        5,873      212,781         12.25

                                                                                 TOTAL
                                                       NUMBER OF    TOTAL    INVESTMENT IN   INVESTMENT
             INVESTMENT STRUCTURE/STATE                FACILITIES    BEDS      ($1,000)        YIELD
             --------------------------                ----------   -----    -------------   ----------
FIXED RATE MORTGAGES:
Florida..............................................       6          723     $ 25,900         11.68%
Ohio.................................................       7          735       18,738         11.01
Texas................................................       8          948        8,096         10.75
Massachusetts........................................       0            0        6,000         14.00
Missouri.............................................       5          330        5,235         11.45
Iowa.................................................       2          250        3,670         10.75
California...........................................       3          250        2,731         10.95
Utah.................................................       1          100        1,902         10.75
Nevada...............................................       1           73          407         10.75
Other, primarily construction........................                             2,182         10.75
                                                          ---       ------     --------        ------
     Total Fixed Rate Mortgages:.....................      33        3,409       74,861         11.46
                                                          ---       ------     --------        ------
     Total Real Estate Investments:..................     247       27,050     $983,833         11.41%
                                                          ===       ======     ========        ======

ITEM 3 -- LEGAL PROCEEDINGS

     There were no legal proceedings pending as of December 31, 1998, or as of the date of this report, to which the Company is a party or to which the properties are subject, which were likely to have a material adverse effect on the operations of the Company or on its financial condition.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's shares of common stock are traded on the New York Stock Exchange under the symbol OHI. The following table sets forth, for the periods shown, the high and low closing prices as reported on the New York Stock Exchange Composite and cash dividends per share:

                    1998                                                       1997
--------------------------------------------               --------------------------------------------
                                   DIVIDENDS                                                  DIVIDENDS
QUARTER      HIGH        LOW       PER SHARE               QUARTER      HIGH        LOW       PER SHARE
-------      ----        ---       ---------               -------      ----        ---       ---------
First      $39.9375    $37.9375     $0.670                 First      $32.8750    $30.7500     $0.645
Second      39.7500     33.8125      0.670                 Second      33.5625     30.5000      0.645
Third       35.6250     27.4375      0.670                 Third       36.1875     31.8125      0.645
Fourth      32.6250     28.0625      0.670                 Fourth      38.6250     35.5000      0.645
                                    ------                                                     ------
                                    $2.680                                                     $2.580

     The closing price on January 29, 1999 was $28.875 per share. As of January 29, 1999, there were 20,001,770 shares of common stock outstanding with approximately 3,200 registered holders and approximately 26,000 beneficial owners.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company should be read in conjunction with the Company's Consolidated Financial Statements which are listed herein under Item 14 and are included on pages F-1 through F-17.

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1998       1997       1996       1995      1994(1)
                                                    ----       ----       ----       ----      -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenues......................................    $108,738    $90,820    $73,127    $61,430    $37,747
Net Earnings Available to Common (before gain
     on asset dispositions in 1998 and
     Extraordinary Charge in 1995)............      41,777     41,305     34,590     29,490     17,777
Net Earnings Available to Common..............      68,015     41,305     34,590     23,011     17,777
Per Share Amounts:
Net Earnings (before gain on asset
     dispositions in 1998 and Extraordinary
     Charge in 1995), Basic...................    $   2.09    $  2.16    $  2.01    $  1.83    $  1.70
Net Earnings Available to Common, Basic.......        3.39       2.16       2.01       1.43       1.70
Net Earnings Available to Common, Diluted.....        3.39       2.16       2.01       1.43       1.70
Dividends, Series A Preferred (2).............        2.31       1.16
Dividends, Series B Preferred (2).............        1.08
Dividends, Common Stock (2)...................        2.68       2.58       2.48       2.36       2.20
Weighted Average Shares Outstanding, Basic....      20,034     19,085     17,196     16,071     10,451
Weighted Average Shares Outstanding,
     Diluted..................................      20,041     19,137     17,240     16,081     10,459

                                                                DECEMBER 31,
                                           ------------------------------------------------------
                                              1998        1997       1996       1995       1994
                                              ----        ----       ----       ----       ----
BALANCE SHEET DATA
Cost of Investments......................  $1,025,586   $839,927   $643,261   $547,923   $475,961
Assets Held for Sale.....................      35,289         --         --         --         --
Total Assets.............................   1,032,645    816,108    634,836    551,188    500,731
Acquisition Line of Credit...............     123,000     58,300      6,000     74,690     20,000
Long-Term Borrowings.....................     333,354    208,966    135,659    120,453    133,602
Subordinated Convertible Debentures......      48,405     62,485     94,810         --         --
Shareholders' Equity.....................     505,762    468,221    383,007    347,129    338,543

-------------------------
(1) The Company acquired Health Equity Properties Incorporated on September 30, 1994.

(2) Dividends per share are those declared and paid during such period.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995

     Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: The financial strength of the operators of the Company's facilities as it affects their continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the availability and cost of capital; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields; and changes in tax laws and regulations affecting real estate investment trusts.

     Following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

  Year Ended December 31, 1998 compared to Year Ended December 31, 1997

     Revenues for the year ended December 31, 1998 totaled $108,738,000, increasing $17.9 million over 1997 revenues. The 1998 revenue growth stems primarily from additional investments during 1997 and 1998. A partial year of revenues from 1998 investments provided revenue increases of approximately $9.5 million, while a full year of revenues from 1997 investments added $11.3 million to revenues. Additionally, approximately $2.3 million of the revenue growth stems from participating incremental revenues which became effective during 1998.

     Real estate investments of $983.8 million as of December 31, 1998 will provide 1999 annualized revenues of $112.3 million, which reflects no additional revenues for assets held for sale. Revenues will continue at this level until additional 1999 investments are made and additional escalation provisions commence in 1999. Annualized revenues for 1999, excluding assets held for sale, represent a $19.2 million increase over the 1998 annualized revenues of $93.1 million based on real estate investments of $779.4 million as of January 1, 1998.

     Expenses for the year ended December 31, 1998 totaled $58,767,000, increasing approximately $12.8 million over expenses of $45.9 million for 1997. The 1998 provision for depreciation and amortization of real estate totaled $21,542,000, increasing $4.6 million over 1997. This increase stems from a full year provision for 1997 investments, plus a partial year provision for 1998 investments.

     Interest expense for the year ended December 31, 1998 was approximately $31,860,000, compared with $24.4 million for 1997. The increase in 1998 is primarily due to higher average outstanding borrowings during the 1998 periods, offset partially by interest rate savings from conversions of subordinated debentures and reduced spreads on line of credit borrowings.

     General and administrative expenses for 1998 totaled $5,365,000 million or approximately 4.9% of revenues as compared to 5.1% for 1997. The 1998 percentage decrease stems primarily from economies of scale resulting from additional investments made in 1998.

     No provision for Federal income taxes has been made since the Company intends to continue to qualify as a real estate investment trust under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will not be subject to Federal income taxes on amounts distributed to shareholders, provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other conditions.

     Funds from operations (FFO) for the year ended December 31, 1998 totaled $65,050,000, an increase of $6.3 million over the $58.8 million for 1997. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation. The 1998 growth in cash flow is primarily due to net additions to investments in 1998 and 1997.

  Year Ended December 31, 1997 compared to Year Ended December 31, 1996

     Revenues for the year ended December 31, 1997 totaled $90,820,000, increasing $17.7 million over 1996 revenues. The 1997 revenue growth stems primarily from additional investments during 1996 and 1997. A partial year of revenues from 1997 investments provided revenue increases of approximately $9.8 million, while a full year of revenues from 1996 investments added $5.1 million to revenues during 1997. Additionally, approximately $1.9 million of the revenue growth stems from participating incremental revenues, which became effective during 1997.

     Real estate investments of $779.4 million as of December 31, 1997 will provide 1998 annualized revenues of $93.1 million. Revenues will continue at this level until additional 1998 investments are made and additional escalation provisions commence in 1998. Annualized revenues for 1998 represent a $20.1 million increase over the 1997 annualized revenues of $73.0 million based on real estate investments of $593.7 million as of January 1, 1997.

     Expenses for the year ended December 31, 1997 totaled $45,969,000, increasing approximately $7.4 million over expenses of $38.5 million for 1996. The 1997 provision for depreciation and amortization of real estate totaled $16,910,000, increasing $3.2 million over 1996. This increase stems from a full year provision for 1996 investments, plus a partial year provision for 1997 investments.

     Interest expense for the year ended December 31, 1997 was approximately $24,423,000, compared with $20.8 million for 1996. The increase in interest expense is primarily due to an increase in average outstanding borrowings on the acquisition line of credit, partially offset by lower rates.

     General and administrative expenses for 1997 totaled $4.6 million or approximately 5.1% of revenues as compared to 5.5% for 1996. The 1997 percentage decrease stems primarily from economies of scale resulting from additional investments made in 1997.

     Funds from operations (FFO) for the year ended December 31, 1997 totaled $58,815,000, an increase of $9.8 million over the $49.0 million for 1996. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and sales of property, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation. The 1997 growth in cash flow is primarily due to the additional investments in 1997 and 1996 and the increase in operating earnings before provisions for depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continually seeks new investments in healthcare properties, primarily long-term care facilities, with the objective of profitable growth and further diversification of the investment portfolio. Permanent financing for future investments is expected to be provided through a combination of private and public offerings of debt and equity securities. Management believes the Company's liquidity and various sources of available capital are adequate to finance operations, fund future investments in additional facilities, and meet debt service requirements.

     At December 31, 1998, the Company has a strong financial position with total assets of $1.03 billion, shareholders' equity of $505.8 million, and long-term debt of $381.8 million, representing approximately 37% of total capitalization. Long-term debt excludes funds borrowed under its acquisition credit agreement. The Company anticipates maintaining a long-term debt-to-capitalization ratio of approximately 40%. The Company has a $200 million revolving credit facility, of which $123 million was drawn at year-end. In January 1999, additional credit line borrowings of $33 million were used primarily for funding of investments. Proceeds from asset sales and anticipated term-loan borrowings in the first quarter of 1999 are expected to reduce borrowings on the credit facility by approximately $85 million.

     In February 1997, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering common stock totaling $100 million to be issued in connection with future property acquisitions. Additionally, on January 14, 1999, the Company's Form S-3 registration statement permitting the issuance of up to $300 million related to common stock, unspecified debt, preferred stock and convertible securities was declared effective by the Securities and Exchange Commission.

     The Company has demonstrated a strong capacity for timely access capital markets and has raised more than $1.2 billion in debt and equity capital since it was organized in 1992. The Company raised more than $500 million in equity, including $130 million from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the Health Equity Properties acquisition in 1994 and three additional offerings, including the offering of Series A and Series B preferred stock. Additionally, over $700 million of debt capital has been raised, some of which has been used to retire secured borrowings with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. In 1997, the Company issued $57.5 million of Series A Preferred Stock with a yield of 9.25% and completed a $100 million 10-year senior note offering priced to yield 6.99%. In September 1997, the Company completed the second amended and restated loan agreement. The new agreement provides for total permitted borrowings of up to $200 million, reduces interest rates on borrowings, and extends the term of the agreement to September 2000. In April 1998, the Company issued $50 million of Series B Preferred Stock with a yield of 8.625%. In June 1998, the Company completed a $125 million 4-year senior note offering priced to yield 7.04%.

     The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $2.68 per share for 1998, compared with $2.58 per share for the year ended December 31, 1997. The dividend payout ratio, that is the ratio of per share amounts for dividends paid to the diluted per share amounts of funds from operations, was approximately 84% for 1998, compared with 86% for 1997. The Company believes that cash provided from quarterly operating activities at current levels will continue to be sufficient to fund normal working capital requirements and pay 1999 dividends at a quarterly rate of $0.70 per share as declared at the January 21, 1999 Board of Directors meeting. In addition, the Board declared regular quarterly dividends of $.578 per share and $.539 per share to be paid February 15, 1999 to Series A and Series B Cumulative Preferred shareholders of record on January 29, 1999, respectively. Approximately 50% of incremental cash flow from operations is expected to be retained annually through gradual reductions in the dividend payout ratio, with such funds used to fund additional investments and provide financial flexibility.

     New investments generally are funded from temporary borrowings under the Company's acquisition credit line agreement. Interest cost incurred by the Company on borrowings under the acquisition credit line will vary depending upon fluctuations in prime and/or LIBOR rates, and upon changes in the Company's ratings by national agencies. Borrowings bear interest at LIBOR plus 1.00% or, at the Company's option, at the prime rate. The Company expects to periodically replace funds drawn on the acquisition credit line through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Historically, the Company's strategy has been to match the maturity of its indebtedness with the maturity of its assets and to employ fixed-rate long-term debt to the extent practicable.

MARKET RISK

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowing to the extent possible.

     The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at December 31, 1998 was $368 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $10 million. The estimated fair value of the Company's total mortgages portfolio at December 31, 1998 was $369 million. A 1% increase in interest rates would result in a decrease in fair value of the mortgage portfolio by approximately $14 million.

     The Company is subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. If the Company was unable to refinance its indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms, which might result in losses to the Company and might adversely affect the cash available for distributions to shareholders. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which might affect the Company's ability to make common stock distributions to its shareholders.

     The majority of the Company's borrowings were completed pursuant to indentures which limit the amount of indebtedness the Company may incur. Accordingly, in the event that the Company is unable to raise additional equity or borrow money because of these limitations, the Company's ability to acquire additional properties may be limited. If the Company is unable to acquire additional properties, its ability to increase the distributions with respect to common shares, as it has done in the past, will be limited to management's ability to increase funds from operations, and thereby cash available for distributions, from the existing properties in the Company's portfolio.

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

     The Company is reviewing risks with regard to the ability of the Company's own internal operations, the impact of outside vendors' ability to operate, and the impact of tenants' ability to operate. The Company initially focused this review on mission-critical operations, recognizing that other potential effects are expected to be less material. The Company believes its own internal operations, its technology infrastructure, information systems, and software applications are likely to be compliant or will be compliant by mid-1999 based upon certification statements by the applicable vendors. In those cases where there are compliance issues, these are considered to be minor in nature, and remedies are already identified. Expenditures for such remedies will not be material.

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

     Based upon current information, the Company believes that the risk posed by foreseeable Year 2000 related problems with its internal systems (including both information and non-information systems) is minimal. Year 2000 related problems with the Company's software applications and internal operational programs are unlikely to cause more than minor disruptions in the Company's operations. Year 2000 related problems at certain of its third-party service providers, such as its banks, payroll processor, and telecommunications provider, is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. For example, Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications.

     The Company believes that the risk posed by Year 2000 related problems with its tenants is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. Year 2000 related problems at certain governmental agencies and third-party payers could delay the processing of tenant financial transactions, though, based upon current information, the Company does not believe any such problems would have a material long-term effect on its operations. Year 2000 related problems with the electromechanical systems at its properties are unlikely to cause more than minor disruptions.

     The Company intends to complete outstanding assessments, to implement identified remedies, to continue to monitor Year 2000 issues, and will develop contingency plans if, and to the extent, deemed necessary. However, based upon current information and barring developments, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessments.

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

     The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequate resources that are made pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures under the heading: "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors are filed as part of this report on pages F-1 through F-17.

     The following unaudited summary of quarterly results of operations for the years ended December 31, 1998 and 1997 is submitted in response to Item 302 of Regulation S-K.

                                                     MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                     --------      -------      ------------      -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE)
1998
Revenues.........................................    $26,268       $27,926        $28,434           $26,110
Net earnings available to common (before gain on
  asset dispositions)............................     10,817        10,676         10,750             9,534
Net earnings available to common.................     10,817        40,916         10,750             5,532
Net Earnings Available to Common per share:
Basic net earnings before gain on asset
  dispositions...................................      $0.55         $0.53            $0.53             $0.47
Diluted net earnings before gain on asset
  dispositions...................................       0.55          0.53           0.53              0.47
Basic net earnings...............................       0.55          2.03           0.53              0.27
Diluted net earnings.............................       0.55          2.03           0.53              0.27
Cash dividends paid on common stock..............       0.67          0.67           0.67              0.67
1997
Revenues.........................................    $20,012       $22,515        $23,564           $24,729
Net earnings.....................................      9,989        10,917         11,804            12,141
Net earnings available to common.................      9,989        10,031         10,474            10,811
Per Share Amounts:
Net earnings available to common, basic..........      $0.53         $.053            $0.55             $0.56
Net earnings available to common, diluted........       0.53          0.52           0.54              0.55
Cash dividends paid on common stock..............      0.645         0.645          0.645             0.645

-------------------------
Note: During the three-month period ended June 30, 1998, the Company realized a $30,240 gain on the distribution of Omega Worldwide, Inc. Additionally, during the three-month period ended December 31, 1998, the Company recognized a $4,002 loss on asset dispositions. Also refer to the audited financial statements appearing in Item 14.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in Item 1 herein or incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 20, 1999 at 11:00 a.m. EST, which will be filed on or about February 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 20, 1999, which will be filed on or about February 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 20, 1999, which will be filed on or about February 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 20, 1999, which will be filed on or about February 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Listing of Consolidated Financial Statements

                                                               PAGE
TITLE OF DOCUMENT                                             NUMBER
-----------------                                             ------
Report of Independent Auditors..............................   F-1
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-2
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................   F-3
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   F-5
Notes to Consolidated Financial Statements..................   F-6

     (a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

        Schedule III -- Real Estate and Accumulated Depreciation

        Schedule IV -- Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page I-1 of this report.

     (b) Reports on Form 8-K. There were no 8-K filings in the fourth quarter of 1998.

     (c) Exhibits -- See Index to Exhibits beginning on Page I-1 of this report.

     (d) Financial Statement Schedules -- The following consolidated financial statement schedules are included herein:

        Schedule III Real Estate and Accumulated Depreciation

        Schedule IV Mortgage Loans on Real Estate

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Omega Healthcare Investors, Inc.

     We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 1998, and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Detroit, Michigan
January 22, 1999 (except for Note 15,
  as to which the date is January 31, 1999)

                        OMEGA HEALTHCARE INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                   1998          1997
                                                                   ----          ----
                                                                   (IN THOUSANDS)
                           ASSETS
Investments in real estate:
  Real estate properties -- net.............................    $  586,993     $512,907
  Mortgage notes receivable.................................       340,455      218,353
                                                                ----------     --------
                                                                   927,448      731,260
Investment in Omega Worldwide, Inc..........................         6,226
Investment in Principal Healthcare Finance Limited..........         1,629       30,730
Other investments...........................................        33,898       29,790
                                                                ----------     --------
                                                                   969,201      791,780
Assets held for sale........................................        35,289
Cash and short-term investments.............................         1,877          500
Non-compete agreements and goodwill -- net..................         4,422        5,981
Other assets................................................        21,856       17,847
                                                                ----------     --------
     Total assets...........................................    $1,032,645     $816,108
                                                                ==========     ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Acquisition line of credit................................    $  123,000     $ 58,300
  6.95% Notes due 2002......................................       125,000
  6.95% Notes due 2007......................................       100,000      100,000
  Senior Notes..............................................        81,381       81,381
  Other long-term borrowings................................        26,973       27,585
  Subordinated convertible debentures.......................        48,405       62,485
  Accrued expenses and other liabilities....................        22,124       18,136
                                                                ----------     --------
     Total liabilities......................................       526,883      347,887
Shareholders' equity:
  Preferred Stock $1.00 par value:
  Authorized -- 10,000 shares
  Issued and outstanding -- 2,300 shares Class A with an
     aggregate liquidation preference of $57,500............        57,500       57,500
  Issued and outstanding -- 2,000 shares Class B with an
     aggregate liquidation preference of $50,000............        50,000
  Common stock $.10 par value:
  Authorized -- 50,000 shares
  Issued and outstanding -- 20,057 shares in 1998 and 19,475
     shares in 1997.........................................         2,006        1,947
  Additional paid-in capital................................       452,439      439,214
  Cumulative net earnings...................................       212,434      136,225
  Cumulative dividends paid.................................      (266,054)    (165,824)
  Stock option loans........................................        (2,863)
  Unamortized restricted stock awards.......................          (461)        (841)
  Accumulated other comprehensive income....................           761
                                                                ----------     --------
     Total shareholders' equity.............................       505,762      468,221
                                                                ----------     --------
     Total liabilities and shareholders' equity.............    $1,032,645     $816,108
                                                                ==========     ========

                            See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                                ----      ----      ----
                                                               (IN THOUSANDS, EXCEPT PER
                                                                     SHARE AMOUNTS)
REVENUE:
  Rental income.............................................  $ 72,072   $54,073   $42,688
  Mortgage interest income..................................    30,399    28,727    24,692
  Other investment income...................................     5,652     6,888     5,213
  Miscellaneous.............................................       615     1,132       534
                                                              --------   -------   -------
                                                               108,738    90,820    73,127
EXPENSES:
  Depreciation and amortization.............................    21,542    16,910    13,693
  Interest..................................................    31,860    24,423    20,836
  General and administrative................................     5,365     4,636     4,008
                                                              --------   -------   -------
                                                                58,767    45,969    38,537
                                                              --------   -------   -------
Earnings before gain on asset dispositions..................    49,971    44,851    34,590
Gain on asset dispositions:
  Gain on distribution of Omega Worldwide, Inc..............    30,240
  Loss on assets held for sale -- net.......................    (4,002)
                                                              --------   -------   -------
Net Earnings................................................    76,209    44,851    34,590
Preferred stock dividends...................................    (8,194)   (3,546)       --
                                                              --------   -------   -------
Net Earnings Available to Common............................  $ 68,015   $41,305   $34,590
                                                              ========   =======   =======
NET EARNINGS AVAILABLE TO COMMON PER SHARE:
  Basic net earnings before gain on asset dispositions......  $   2.09   $  2.16   $  2.01
                                                              ========   =======   =======
  Diluted net earnings before gain on asset dispositions....  $   2.08   $  2.16   $  2.01
                                                              ========   =======   =======
  Basic net earnings........................................  $   3.39   $  2.16   $  2.01
                                                              ========   =======   =======
  Diluted net earnings......................................  $   3.39   $  2.16   $  2.01
                                                              ========   =======   =======
Weighted Average Shares Outstanding:
  Basic.....................................................    20,034    19,085    17,196
                                                              ========   =======   =======
  Diluted...................................................    20,041    19,137    17,240
                                                              ========   =======   =======
Total comprehensive income..................................  $ 76,970   $44,851   $34,590
                                                              ========   =======   =======

                            See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                     ACCUMULATED
                             COMMON     ADDITIONAL               CUMULATIVE                UNAMORTIZED     STOCK        OTHER
                              STOCK      PAID-IN     PREFERRED      NET       CUMULATIVE    RESTRICTED    OPTION    COMPREHENSIVE
                            PAR VALUE    CAPITAL       STOCK      EARNINGS    DIVIDENDS    STOCK AWARDS    LOANS       INCOME
                            ---------   ----------   ---------   ----------   ----------   ------------   ------    -------------
Balance at January 1,
  1996....................   $1,666      $360,803                 $ 56,784    $ (72,071)      $ (53)
 Issuance of common stock:
  Grant of restricted
    stock (8 shares at
    $26.625 per share) net
    of provision charged
    to operations.........        1           212                                               (49)
  Proceeds from November
    1996 equity offering:
    less offering costs of
    $325..................      100        30,075
  Dividend Reinvestment
    Plan..................       48        12,755
  Conversion of
    debentures, net of
    issue costs...........        1           181
  Stock options
    exercised.............        1           223
  Other...................                     62
 Net earnings for 1996....                                          34,590
 Common dividends paid
   ($2.48 per share)......                                                      (42,322)
                             ------      --------    --------     --------    ---------       -----       -------       ----
Balance at December 31,
  1996 (18,175 shares)....    1,817       404,311                   91,374     (114,393)       (102)
 Issuance of common stock:
  Grant of restricted
    stock (39 shares at an
    average of $34.488 per
    share) net of
    provision charged to
    operations............        4         1,310                                              (739)
  Dividend Reinvestment
    Plan (53 shares)......        5         1,676
  Conversion of
    debentures, net of
    issue costs (1,129
    shares)...............      113        31,535
  Stock options exercised
    (12 shares)...........        1           270
  Acquisition of real
    estate (67 shares)....        7         2,423
 Issuance of preferred
   stock..................                 (2,311)   $ 57,500
 Net earnings for 1997....                                          44,851
 Common dividends paid
   ($2.58 per share)......                                                      (48,772)
 Preferred dividends paid
   ($1.156 per share).....                                                       (2,659)
                             ------      --------    --------     --------    ---------       -----       -------       ----
Balance at December 31,
  1997 (19,475 shares)....    1,947       439,214      57,500      136,225     (165,824)       (841)
 Issuance of common stock:
  Grant of restricted
    stock (3 shares at an
    average of $38.112 per
    share) net of
    provision charged to
    operations............                     42                                               380
  Dividend Reinvestment
    Plan (58 shares)......        6         1,826
  Conversion of
    debentures, net of
    issue costs (522
    shares)...............       52        13,810
  Stock options exercised
    (151 shares)..........       15         3,780
  Acquisition of real
    estate (8 shares).....        1           282
  Stock option loans from
    directors, officers
    and employees.........                                                                                $(2,863)
  Shares purchased and
    retired (156
    shares)...............      (15)       (4,515)
 Issuance of preferred
   stock..................                 (2,000)     50,000
 Net earnings for 1998....                                          76,209
 Distribution of common
   shares of Omega
   Worldwide, Inc.........                                                      (39,062)
 Common dividends paid
   ($2.68 per share)......                                                      (53,693)
 Preferred dividends paid
   (Series A of $2.312 per
   share and Series B of
   $1.078 per share)......                                                       (7,475)
 Unrealized Gain on Omega
   Worldwide, Inc.........                                                                                              $761
                             ------      --------    --------     --------    ---------       -----       -------       ----
Balance at December 31,
  1998 (20,057 shares)....   $2,006      $452,439    $107,500     $212,434    $(266,054)      $(461)      $(2,863)      $761
                             ======      ========    ========     ========    =========       =====       =======       ====

                            See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net earnings................................................  $  76,209   $  44,851   $ 34,590
  Adjustment to reconcile net earnings to cash provided by
     operating activities:
  Depreciation and amortization.............................     21,543      16,910     13,693
  Gain on distribution of Omega Worldwide...................    (30,240)
  Provision for impairment loss, less realized gains........      4,002
  Income realized on assets held for sale...................      1,281
  Other non-cash items......................................        898       1,232        706
                                                              ---------   ---------   --------
Funds from operations available for distribution and
  investment................................................     73,693      62,993     48,989
Net change in operating assets and liabilities..............     (3,980)     (2,562)     5,897
                                                              ---------   ---------   --------
Net cash provided by operating activities                        69,713      60,431     54,886
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured note offering.......................    125,000     100,000
Proceeds from preferred stock offering......................     50,000      57,500
Proceeds (payments) of acquisition line of credit...........     64,700      52,300    (68,690)
Proceeds (payments) of bank term loan.......................                (25,000)    25,000
Proceeds from issuance of common stock......................                            30,500
Proceeds from issuance of Subordinated Convertible
  Debentures................................................                            95,000
Payments of long-term borrowings............................       (612)     (6,578)    (9,794)
Receipts from Dividend Reinvestment Plan....................      1,832       1,681     12,803
Dividends paid..............................................    (61,168)    (51,431)   (42,322)
Cost of raising capital.....................................     (3,290)     (4,702)    (3,048)
Repurchase of Company common stock..........................     (3,545)
Other.......................................................        356        (587)       327
                                                              ---------   ---------   --------
Net cash provided by financing activities...................    173,273     123,183     39,776
CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of real estate..................................   (157,474)   (184,877)   (18,621)
Placement of mortgage loans.................................   (125,850)    (11,155)   (66,222)
Funding of other investments -- net.........................    (17,488)     (6,237)   (13,037)
Investment in Principal Healthcare Finance Limited..........                   (760)     2,108
Net proceeds from sale of Omega Worldwide shares............     16,938
Collection of mortgage principal............................      3,748      13,365        957
Proceeds from sale of real estate investments...............     37,771
Other.......................................................        746         306        (29)
                                                              ---------   ---------   --------
Net cash used in investing activities.......................   (241,609)   (189,358)   (94,844)
                                                              ---------   ---------   --------
Increase (decrease) in cash and short-term investments......      1,377      (5,744)      (182)
Cash and short-term investments at beginning of year........        500       6,244      6,426
                                                              ---------   ---------   --------
Cash and short-term investments at end of year..............  $   1,877   $     500   $  6,244
                                                              =========   =========   ========

                            See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Omega Healthcare Investors, Inc., a Maryland corporation ("the Company"), is a self-administered real estate investment trust (REIT). The Company commenced operations in 1992 and currently has investments in 247 income-producing healthcare facilities, with a principal focus on diversified investments in long-term care facilities located primarily in the United States.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions.

REAL ESTATE INVESTMENTS

     Investments in real estate properties and mortgage notes are recorded at cost and original mortgage amount, respectively. The cost of the properties acquired is allocated between land and buildings based generally upon independent appraisals. Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 39 years.

NON-COMPETE AGREEMENTS AND GOODWILL

     Non-compete agreements and the excess of the purchase price over the value of tangible net assets acquired (i.e., goodwill) is amortized on a straight-line basis over periods ranging from five to ten years. Accumulated amortization was $6,935,000 and $5,277,000 at December 31, 1998 and 1997, respectively.

IMPAIRMENT OF ASSETS

     Provisions for impairment losses related to long-lived assets, including certain intangible assets and goodwill, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying operations. The Company adjusts the net book value of leased properties, assets held for sale and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than book value. Assets classified as held for sale are reported at the lower of their carrying amount or fair value, less the estimated cost to sell. Residual cash receipts and depreciation are excluded from operations after management has committed to a plan to sell the asset.

CASH AND SHORT-TERM INVESTMENTS

     Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

INVESTMENTS IN EQUITY SECURITIES OR OTHER INVESTMENTS

     Securities held as available-for-sale are stated at fair value with unrealized gains and losses for the securities reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on securities held as available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities available-for-sale are included in investment income.

                        OMEGA HEALTHCARE INVESTORS, INC.

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings. Amortization of financing costs totaling $1,042,000, $829,000 and $524,000 in 1998, 1997, and 1996, respectively, is classified as interest expense in the Consolidated Statements of Operations. Unamortized deferred financing costs applicable to debt which is converted to common stock are charged to paid-in capital at the date of conversion.

REVENUE RECOGNITION

     Rental income and mortgage interest income is recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas as defined in the master leases and mortgage loan agreements. Certain mortgage agreements include provisions for deferred interest which is not payable by the borrower until maturity of the related note. The portion of deferred interest recognized as earned approximates $600,000 for each of the three years in the period ended December 31, 1998.

FEDERAL AND STATE INCOME TAXES

     As a qualified real estate investment trust, the Company will not be subject to Federal income taxes on its income, and no provisions for Federal income taxes have been made. The reported amounts of the Company's assets and liabilities as of December 31, 1998 exceeds the tax basis of assets by approximately $63 million.

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Average shares outstanding for basic earnings per share were 20,034 million for 1998, 19,085 million for 1997 and 17,196 million for 1996, respectively. The calculation of diluted earnings per share amounts reflect the dilutive effect of stock options of 5,999 shares, 52,394 shares and 44,240 shares for 1998, 1997 and 1996, respectively. The assumed conversion of debentures is anti-dilutive for all periods presented.

STOCK BASED COMPENSATION

     The Company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- PROPERTIES

     The Company's real estate properties, represented by 141 long-term care facilities, 3 medical office buildings and 2 rehabilitation hospitals at December 31, 1998, are leased under provisions of master leases with initial terms ranging from 8 to 17 years, plus renewal options. Substantially all of the master leases provide for minimum annual rentals which are subject to annual increases based upon increases in the

                        OMEGA HEALTHCARE INVESTORS, INC.

Consumer Price Index or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

     A summary of the Company's investment in real estate properties is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                                ----       ----
                                                                (IN THOUSANDS)
Buildings...................................................  $615,846   $539,274
Land........................................................    27,532     21,780
                                                              --------   --------
                                                               643,378    561,054
Less accumulated depreciation...............................   (56,385)   (48,147)
                                                              --------   --------
     Total..................................................  $586,993   $512,907
                                                              ========   ========

     The following table summarizes the changes in real estate properties and accumulated depreciation during 1998, 1997 and 1996:

                                                              REAL ESTATE   ACCUMULATED
                                                              PROPERTIES    DEPRECIATION
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
Balance at January 1, 1996..................................   $357,556       $ 20,836
  Additions/provision for 1996..............................     18,621         12,048
                                                               --------       --------
Balance at December 31, 1996................................    376,177         32,884
  Additions/provision for 1997..............................    184,877         15,263
                                                               --------       --------
Balance at December 31, 1997................................    561,054         48,147
  Addition/provisions for 1998..............................    157,474         19,749
  Disposals and transfer to assets held for sale............    (75,150)       (11,511)
                                                               --------       --------
Balance at December 31, 1998................................   $643,378       $ 56,385
                                                               ========       ========

     The future minimum rentals expected to be received for the remainder of the initial terms of the leases are as follows:

                                                              (IN THOUSANDS)
1999........................................................     $ 69,926
2000........................................................       68,761
2001........................................................       68,463
2002........................................................       63,550
2003........................................................       55,020
Thereafter..................................................      354,804
                                                                 --------
                                                                 $680,524
                                                                 ========

     At the Company's Board of Directors' Meeting on July 15, 1998, management was authorized to initiate a plan to dispose of certain properties judged to have limited incremental potential and to re-deploy the proceeds from sale. Following a review of the portfolio, assets identified for sale had a cost of $95 million, a net carrying value of $83 million, and annualized revenues of approximately $11.4 million. During the fourth quarter, the Company completed sales of two groups of assets, yielding sales proceeds of $42,036,000. Gains realized in the dispositions approximated $2.8 million. After consideration of the results of sales and other developments identified as part of the continuing evaluation of the assets held for sale, the Company recorded

                        OMEGA HEALTHCARE INVESTORS, INC.

a provision for impairment of $6.8 million to adjust the carrying value of those assets judged to be impaired to their estimated realizable value. The Company is committed to sell the remaining facilities as soon as practicable.

NOTE 3 -- MORTGAGE NOTES RECEIVABLE

     The following are the three primary mortgage structures currently used by the Company:

     Convertible Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. Convertible Participating Mortgages afford the Company an option to convert its mortgage into direct ownership of the property, generally at a point six to nine years from inception; they are then subject to a leaseback to the operator for the balance of the original agreed term and for the original agreed participation in revenues or CPI adjustments. This allows the Company to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out the Company's option at formula prices.

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

     Mortgage notes receivable relate to 101 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. Through December 31, 1998, required principal payments have been made pursuant to the terms of the underlying mortgage agreements. Based on management's review, no provision for loss is considered necessary. The following table summarizes the changes in mortgage notes during 1998 and 1997:

                                                                1998       1997
                                                                ----       ----
                                                                (IN THOUSANDS)
Balance at January 1........................................  $218,353   $217,474
  New mortgage notes........................................   125,850     11,155
  Collection of principal...................................    (3,748)   (13,365)
  Conversion/reclassification...............................        --      3,089
                                                              --------   --------
Balance at December 31......................................  $340,455   $218,353
                                                              ========   ========

                        OMEGA HEALTHCARE INVESTORS, INC.

     The outstanding principal amount of mortgage notes receivable follow:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
                                                                 (IN THOUSANDS)
Participating mortgage note due 2004; interest at 10.25%
     payable monthly........................................  $ 67,000          --
Participating mortgage note due 2007; interest at 15.84%
     payable monthly, plus amortization of $1,470,000 per
     quarter commencing in 2002.............................    58,800    $ 58,800
Participating mortgage note due 2003; interest at 9.95%
     payable monthly........................................    37,500          --
Participating mortgage note due 2000; interest at 11.87%
     payable monthly plus amortization of $37,500
     quarterly..............................................    26,003      26,279
Participating mortgage note due 2008; interest at 9.50%
     payable monthly........................................    12,000          --
Participating mortgage note due 2012; interest at 13.53%
     payable monthly, plus amortization of $50,000 per
     quarter commencing in 2002.............................     7,031       7,031
Convertible participating mortgage note due 2011; monthly
     interest payments at 10.92%............................    10,250      10,250
Convertible participating mortgage note due 2005; interest
     at 12.44% payable monthly, plus annual amortization of
     $60,000 through 1999 and $120,000 thereafter...........    10,074      10,200
Convertible participating mortgage note due 2001; monthly
     interest payments at 15.23% with principal due at
     maturity...............................................     8,932       8,932
Convertible participating mortgage note due 2000, monthly
     interest payments at 13.50%............................     8,127       8,150
Mortgage notes due 2015; monthly payments of $209,244,
     including interest at 11.01%...........................    18,738      19,141
Mortgage note due 2010; monthly payment of $124,826,
     including interest at 11.50%...........................    12,847      12,864
Mortgage note due 2006; monthly payment of $107,382,
     including interest at 11.50%...........................    11,053      11,071
Other mortgage notes........................................    32,223      30,304
Other convertible participating mortgage notes..............    15,430      10,934
Other participating mortgage notes..........................     4,447       4,397
                                                              --------    --------
                                                              $340,455    $218,353
                                                              ========    ========

     The stated interest rates indicated above for Participating Mortgages and Convertible Participating Mortgages are subject to annual increases based upon increases in the Consumer Price Index or increases in revenues of the underlying long-term care facilities, with certain maximum limits. Certain of the mortgage notes, designated as "Convertible Participating," also permit the Company to convert the note into ownership of the related real and personal property. Conversions would generally result in purchase/leaseback transactions with annual economic benefit to the Company substantially the same as under the mortgage notes.

     The estimated fair value of the Company's mortgage loans at December 31, 1998 is approximately $369,416,000. Fair value is based on the estimates of management and on rates currently prevailing for comparable loans.

     On the basis of contractual provisions of the various agreements, the principal balances of mortgage notes receivable as of December 31, 1998 are expected to mature or to be converted to purchase/leaseback transactions approximately as follows: $10,221,000 in 1999, $28,240,000 in 2000, $14,918,000
in 2001, $63,277,000 in 2002, $41,447,000 in 2003, and $182,352,000 thereafter.

                        OMEGA HEALTHCARE INVESTORS, INC.

NOTE 4 -- PRINCIPAL HEALTHCARE FINANCE LIMITED AND OMEGA WORLDWIDE, INC.

     In 1995 the Company sponsored the organization of Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom. The Company had invested $30.7 million in Principal at December 31, 1997, of which $23.8 million was represented by a L15 million subordinated note due December 31, 2000 and $6.9 million was represented by an equity investment. The Company also provided investment advisory and management services to Principal and had advanced temporary loans to Principal from time to time.

     In November, 1997, the Company formed a separate company, Omega Worldwide, Inc. (Worldwide) and on April 2, 1998 it contributed substantially all of its Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. Of the 8,500,000 shares of Worldwide received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the Company's shareholders on the basis of one Worldwide share for every 3.77 common shares of the Company held by shareholders of the Company on the record date of February 1, 1998. Of the remaining 3,300,000 shares of Worldwide received by the Company, 2,300,000 shares were sold by the Company on April 3, 1998 for net proceeds of approximately $16,250,000 in a Secondary offering pursuant to a registration statement of Worldwide. The market value of the distribution to shareholders approximates $39 million or $1.99 per share. The Company recorded a non-recurring gain of $30.2 million on the distribution and secondary offerings of Worldwide common shares during 1998. As of December 31, 1998, the Company holds a $6,226,000 investment in Worldwide, represented by 1,163,000 shares of common stock and 260,000 shares of Preferred stock. It also holds a $1,629,000 investment in Principal, represented by 990,000 ordinary shares of Principal.

     The Company has a guaranteed repayment of $25 million of Worldwide permitted borrowings pursuant to a revolving credit facility in exchange for a 1% annual fee and an unused fee of 25 basis points. Additionally, the Company has a Services Agreement with Worldwide which provides for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs is based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Indirect costs allocated to Worldwide for 1998 were $490,000.

NOTE 5 -- CONCENTRATION OF RISK

     As of December 31, 1998, 95% of the Company's real estate investments related to long-term care facilities. The Company's facilities are located in 29 states and are operated by 30 independent healthcare operating companies. Approximately 70% of the Company's real estate investments are operated by 6 public companies, including Sun Healthcare Group, Inc. (26.5%), Integrated Health Services, Inc. (15.8%), Advocat, Inc. (11.5%), Unison Healthcare Corp. (now known as RainTree Healthcare Corporation) (8.4%), and Mariner Post-Acute Network, Inc. (formerly Paragon Health Network) (6.0%). Of the remaining 24 operators, none operate investments in facilities representing more than 7.0% of the total real estate investments.

NOTE 6 -- ADDITIONAL SECURITY

     The Company obtains liquidity deposits and letters of credit from substantially all operators pursuant to leases and mortgages. These generally represent the initial monthly rental and mortgage interest income for periods ranging from three to six months with respect to certain of the investments. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

                        OMEGA HEALTHCARE INVESTORS, INC.

NOTE 7 -- BORROWING ARRANGEMENTS

     The Company has a $200,000,000 unsecured revolving line of credit facility, under which borrowings bear interest at LIBOR plus 1.00% or at the prime rate. Borrowings of $123 million are outstanding at December 31, 1998. The underlying revolving credit agreement contains various covenants and expires on September 30, 2000. Permitted borrowings under the agreement are based upon levels of eligible real estate investments. LIBOR based borrowings bear interest at a weighted-average rate of 6.63% at December 31, 1998 and 6.99% at December 31, 1997.

     The following is a summary of long-term borrowings:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                                ----       ----
                                                                (IN THOUSANDS)
Unsecured borrowings:
  6.95% Notes due June 2002.................................  $125,000
  6.95% Notes due August 2007...............................   100,000   $100,000
  Unsecured Notes due July 2000.............................    81,381     81,381
  Subordinated Convertible Debentures.......................    48,405     62,485
  Other.....................................................     5,189      5,324
                                                              --------   --------
                                                               359,975    249,190
Secured borrowings:
  Industrial Development Revenue Bonds......................     8,795      8,980
  Mortgage notes payable to bank............................     7,635      7,901
  HUD loans.................................................     5,354      5,380
                                                              --------   --------
                                                                21,784     22,261
                                                              --------   --------
     Total long-term borrowings.............................  $381,759   $271,451
                                                              ========   ========

     On June 10, 1998, the Company completed a $125 million public offering of unsecured 6.95% notes due 2002. The notes were priced to yield 7.04% with interest paid semi-annually.

     On August 5, 1997, the Company completed a $100 million public offering of unsecured 6.95% notes due 2007. The notes were priced to yield 6.99% with interest paid semi-annually.

     On January 24, 1996, the Company issued $95 million of 8.5% Subordinated Convertible Debentures (the Debentures) due 2001. The Debentures are convertible at any time into shares of Common Stock at a conversion price of $26.962 per share ($28.625 prior to the Worldwide distribution). The Debentures are unsecured obligations of the Company and are subordinate in right and payment to the Company's senior unsecured indebtedness. As of December 31, 1998, there were 1,795,305 shares reserved for issuance under the Debentures.

     In 1995, the Company issued 10% and 7.4% Unsecured Notes due July 15, 2000 in exchange for certain secured borrowings. The effective interest rate for the unsecured notes is 8.8%, with interest-only payments due semi-annually through July 2000.

     Real estate investments with an original cost of approximately $33,367,000 are secured by outstanding secured borrowings totaling $21,784,000 at December 31, 1998. These borrowings are payable in aggregate monthly installments of approximately $215,000, including interest at rates ranging from 6.5% to 10.0%.

                        OMEGA HEALTHCARE INVESTORS, INC.

     Assuming none of the Company's borrowing arrangements are refinanced, converted or prepaid prior to maturity, required principal payments for each of the five years following December 31, 1998 and the aggregate due thereafter are set forth below:

                                                                (IN THOUSANDS)
1999........................................................       $  1,116
2000........................................................         89,109
2001........................................................         48,977
2002........................................................        125,620
2003........................................................            677
Thereafter..................................................        116,260
                                                                   --------
                                                                   $381,759
                                                                   ========

     The estimated fair values of the Company's long-term borrowings is approximately $367,993,000 at December 31, 1998 and $270,539,000 at December 31, 1997. Fair values are based on the estimates of management and on rates currently prevailing for comparable loans.

NOTE 8 -- FINANCIAL INSTRUMENTS

     At December 31, 1998 and 1997, the carrying amounts and fair values of the Company's financial instruments are as follows:

                                                     1998                  1997
                                              -------------------   -------------------
                                              CARRYING     FAIR     CARRYING     FAIR
                                               AMOUNT     VALUE      AMOUNT     VALUE
                                              --------    -----     --------    -----
                                                           (IN THOUSANDS)
ASSETS:
  Cash and short-term investments...........  $  1,877   $  1,877   $    500   $    500
  Mortgage notes receivable.................   340,455    369,416    218,353    248,433
  Other investments.........................    41,753     41,925     60,520     62,480
                                              --------   --------   --------   --------
     Totals.................................  $384,085   $413,218   $279,373   $311,413
                                              ========   ========   ========   ========
LIABILITIES:
  Acquisition line of credit................  $123,000   $123,000   $ 58,300   $ 58,300
  6.95% Notes...............................   225,000    215,073    100,000     95,275
  Senior Unsecured Notes....................    81,381     79,220     81,381     83,320
  Subordinated Convertible Debentures.......    48,405     46,727     62,485     64,107
  Other long-term borrowings................    26,973     26,973     27,585     27,837
                                              --------   --------   --------   --------
     Totals.................................  $504,759   $490,993   $329,751   $328,839
                                              ========   ========   ========   ========

     Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts the Company would realize in a current market exchange.

                        OMEGA HEALTHCARE INVESTORS, INC.

NOTE 9 -- RETIREMENT ARRANGEMENTS

     The Company has a 401(k) Profit Sharing Plan covering all eligible employees. Under the Plan, employees are eligible to make contributions, and the Company, at its discretion, may match contributions and make a profit sharing contribution.

     In 1993, the Company adopted the 1993 Retirement Plan for Directors, which covered all members of the Board of Directors, and the 1993 Deferred Compensation Plan, which covered all eligible employees and members of the Board of Directors. The Retirement Plan for Directors and participation by the directors in the Deferred Compensation Plan was terminated effective December 31, 1997. Accumulated benefits to the Directors under both plans were settled and paid in 1998.

     The Deferred Compensation Plan is an unfunded plan in which the Company may award units that result in participation in the dividends and future growth in the value of the Company's common stock. The total number of units permitted by the plan is 200,000, of which 72,250 units have been awarded and 24,500 are outstanding at December 31, 1998. Units awarded to eligible participants vest over a period of five years based on the participant's initial service date.

     Provisions charged to operations with respect to these retirement arrangements totaled $346,000, $667,000 and $654,000 in 1998, 1997 and 1996,
respectively.

NOTE 10 -- SHAREHOLDERS' EQUITY AND STOCK OPTIONS

     In January 1998, the Company adopted a stock purchase assistance plan, whereby the Company extends credit to directors and employees to purchase the Company's stock through the exercise of stock options. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The plan provides for repayment of a portion of the notes from annual incentive compensation. The notes are otherwise repayable in their entirety at the earliest to occur of five years from the date of the note or 90 days after termination of employment. At December 31, 1998 a total of $2,863,000 is outstanding, payable by 16 participants who have loans at amounts ranging from $5,150 to $300,000.

     On April 28, 1998, the Company received gross proceeds of $50 million from the issuance of 2 million shares of 8.625% Series B Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly commencing on August 15, 1998. On April 7, 1997, the Company received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly. At December 31, 1998, the aggregate liquidation preference of preferred stock issued is $107,500,000.

     Under the terms of the 1993 Amended and Restated Stock Option and Restricted Stock Plan, the Company reserved 1,100,000 shares of common stock for grants to be issued during a period of up to 10 years. Options are exercisable at the market price at the date of grant, expire in 10 to 11 years from the date of grant, and vest over 3 years. Directors, officers and employees are eligible to participate in the Plan. Options for 755,816 shares have been granted to eligible participants. Additionally, 67,344 shares of restricted stock have been granted under the provisions of the Plan. The market value of the restricted shares on the date of the award has been recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of shareholders' equity. Unearned compensation is amortized to expense generally over the vesting period, with charges to operations of $612,000, $402,000, and $240,000 in 1998, 1997, and 1996, respectively.

     At December 31, 1998, options currently exercisable (229,427) have a weighted average exercise price of $28.442. Shares available for future grants as of December 31, 1998 are 276,840.

                        OMEGA HEALTHCARE INVESTORS, INC.

     The following is a summary of activity under the plan. Exercise prices and all other option data for grants prior to April 2, 1998 have been adjusted based on a formula reflecting the per share value of the distribution of Worldwide.

                                                               STOCK OPTIONS
                                                  ----------------------------------------
                                                                                  WEIGHTED
                                                  NUMBER OF                       AVERAGE
                                                   SHARES      EXERCISE PRICE      PRICE
                                                  ---------    --------------     --------
Outstanding at January 1, 1996..................   231,000     $19.866- $25.038   $22.513
  Granted during 1996...........................    83,500      25.038-  28.212    25.238
  Exercised.....................................    (9,499)     19.866-  24.215    22.260
  Canceled......................................   (27,001)     22.805-  25.038    24.274
                                                  --------    -----------------   -------
Outstanding at December 31, 1996................   278,000      19.866-  28.212    23.169
  Granted during 1997...........................   444,250      29.740-  34.795    32.895
  Exercised.....................................   (11,524)     19.866-  24.215    22.180
                                                  --------    -----------------   -------
Outstanding at December 31, 1997................   710,726      19.866-  34.795    29.265
  Granted during 1998...........................    84,000      28.938-  37.205    35.342
  Exercised.....................................  (151,200)     19.866-  30.210    23.605
  Canceled......................................   (67,599)     24.215-  35.500    33.462
                                                  --------    -----------------   -------
Outstanding at December 31, 1998................   575,927     $19.866- $37.205   $31.144
                                                  ========    =================   =======

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. Based on the Company's option activity, net earnings and net earnings per share on a pro forma basis does not differ significantly from that determined under APB 25. The estimated weighted average fair value of options granted in 1998 and 1997 was $220,000 and $1,100,000, respectively. In determining the estimated fair value of the Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest rates of 6.0%; a dividend yield of 6.75%; volatility factors of the expected market price of the Company's common stock at 15%; and a weighted-average expected life of the options of 8 years.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        OMEGA HEALTHCARE INVESTORS, INC.

NOTE 11 -- DIVIDENDS

     In order to qualify as a real estate investment trust, the Company must, among other requirements, distribute at least 95% of its real estate investment trust taxable income to its shareholders. Per share distributions by the Company were characterized in the following manner for income tax purposes:

COMMON                                                        1998      1997     1996
------                                                        ----      ----     ----
Ordinary income............................................  $2.275    $2.425   $2.232
Return of capital..........................................   0.191     0.155    0.248
Long-term capital gain.....................................   0.214        --       --
                                                             -------   ------   ------
     Total dividends paid..................................  $2.680    $2.580   $2.480
                                                             =======   ======   ======
COMMON NON-CASH
-----------------------------------------------------------
Return of capital..........................................  $0.461    $   --   $   --
Long-term capital gain.....................................   1.529        --       --
                                                             -------   ------   ------
     Total non-cash distribution...........................  $1.990    $   --   $   --
                                                             =======   ======   ======
SERIES A PREFERRED
-----------------------------------------------------------
Ordinary income............................................  $2.313    $1.156   $   --
                                                             =======   ======   ======
SERIES B PREFERRED
-----------------------------------------------------------
Ordinary income............................................  $1.078    $   --   $   --
                                                             =======   ======   ======

NOTE 12 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Following are details of changes in operating assets and liabilities (excluding the effects of non-cash expenses) and other non-cash transactions:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             1998        1997        1996
                                                             ----        ----        ----
                                                                    (IN THOUSANDS)
Increase (decrease) in cash from changes in operating
  assets and liabilities:
  Operating assets, including $2,986 transferred to
     assets held for sale in 1998........................   $(8,183)    $(4,361)    $  (211)
  Accrued interest.......................................       (70)      1,431       5,462
  Other liabilities......................................     4,273         368         646
                                                            -------     -------     -------
                                                            $(3,980)    $(2,562)    $ 5,897
                                                            =======     =======     =======
Other non-cash investing and financing transactions:
  Acquisition of real estate:
     Value of real estate acquired.......................   $   283     $ 2,430
     Common stock issued.................................      (283)     (2,430)
  Common stock issued for conversion of debentures.......    13,862      31,648     $   182
Interest paid during the period..........................    30,888      22,122      13,939

NOTE 13 -- LITIGATION

     The Company is subject to various legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes

                        OMEGA HEALTHCARE INVESTORS, INC.

that the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 14 -- COMMITMENTS

     The Company has commitments, subject to certain conditions, to provide additional financing totaling approximately $26 million as of December 31, 1998.

NOTE 15 -- SUBSEQUENT EVENTS

     On January 14, 1999, the Securities and Exchange Commission declared effective the Company's shelf registration statement on form S-3. The registration statement permits the issuance from time to time of up to $300 million of common stock, unspecified debt, preferred stock and convertible securities.

     On January 18, 1999, the Company completed a $16.2 million purchase/leaseback transaction with TLC Health Care, Inc. ("TLC"), which involved four nursing home facilities containing 417 licensed nursing beds in Illinois, Missouri and Ohio to affiliates of TLC. Simultaneously, the Company made a $9.6 million mortgage loan to TLC secured by two facilities that contain 203 beds.

     A quarterly dividend of $.70 per common share was declared by the Board of Directors on January 19, 1999, payable on February 15, 1999 to shareholders of record on January 29, 1999. In addition, the Board declared regular quarterly dividends of $.578 per share and $.539 per share to be paid on February 15, 1999 to Series A and Series B Cumulative Preferred shareholders of record on January 29, 1999, respectively.

     As of January 31, 1999, the bankruptcy court confirmed a plan of reorganization ("Plan") of RainTree Healthcare Corporation ("RainTree"), formerly known as Unison Healthcare Corporation. Pursuant to the Plan, all amounts previously owing by RainTree to the Company have been paid. As part of the Plan, the Company agreed to terminate its lease with RainTree as to six facilities located in Indiana in which the Company's investment totals $12.2 million. In exchange for terminating its lease of these facilities, the Company received $1 million in cash, a $3 million secured note and facilities available for lease with a value exceeding $9 million. The Company's leases of other facilities with Unison were ratified and confirmed with no change in rents payable. Pursuant to the Plan, the Company completed a foreclosure of the interest of BritWill Investments Texas, Ltd ("Brit Texas") in three facilities located in Texas, which were leased by BritTexas to RainTree and secured by a mortgage from the Company with a balance of $9.2 million. These facilities have been leased directly to RainTree at an initial annual rent of $1,183,000. The Company also purchased 7 facilities located in Colorado and Arizona from Unison for $38.2 million, and leased these facilities back for an initial rent of $3,629,000 per year. All leases with RainTree have been combined into a single master lease with a 14-year term expiring in 2013. RainTree has an option to renew the master lease only for all of the facilities for one 14-year renewal period.

             SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OMEGA HEALTHCARE INVESTORS, INC.
                               DECEMBER 31, 1998

                                                                                             GROSS AMOUNT AT
                                                                                             WHICH CARRIED AT
                                                                                            CLOSE OF PERIOD(5)
                                                   INITIAL COST                             ------------------
                                                    TO COMPANY       COST CAPITALIZED
                                                   ------------        SUBSEQUENT TO
                                                                        ACQUISITION             BUILDINGS
                                                    BUILDINGS     -----------------------        AND LAND
                                                     AND LAND                    CARRYING      IMPROVEMENTS        ACCUMULATED
          DESCRIPTION(1)            ENCUMBRANCES   IMPROVEMENTS   IMPROVEMENTS    COSTS           TOTAL          DEPRECIATION(6)
          --------------            ------------   ------------   ------------   --------      ------------      ---------------
Sun Healthcare Group, Inc.:
 Alabama (LTC)....................                 $23,584,957                                 $ 23,584,957        $ 1,188,152
 California (LTC, RH).............                  65,912,924                                   65,912,924          2,103,442
 Florida (LTC)....................                  10,796,688                                   10,796,688            543,924
 Florida (LTC)....................                  10,700,000                                   10,700,000            564,722
 Idaho (LTC)......................                     600,000                                      600,000             31,667
 Illinois (LTC)...................                   4,900,000                                    4,900,000            362,053
 Illinois (LTC)...................                   3,942,726                                    3,942,726            198,630
 Indiana (LTC)....................                   3,000,000                                    3,000,000            221,665
 Iowa (LTC).......................                   2,700,000                                    2,700,000            199,499
 Kentucky (LTC)...................                  10,000,000                                   10,000,000          1,421,061
 Louisiana (LTC)..................                   4,602,574                                    4,602,574            231,872
 Massachusetts (LTC)..............                   8,300,000                                    8,300,000            438,055
 North Carolina (LTC).............                  19,970,418                                   19,970,418          2,696,992
 North Carolina (LTC).............                   2,739,021                                    2,739,021             92,469
 Ohio (LTC).......................                  11,884,567                                   11,884,567            384,008
 Tennessee (LTC)..................                   7,942,374                                    7,942,374          1,070,386
 Texas (LTC)......................                   7,100,000                                    7,100,000            524,607
 Texas (LTC)......................                   9,415,056                                    9,415,056            474,319
 Washington (LTC).................                   5,900,000                                    5,900,000            311,388
 West Virginia (LTC)..............                  24,793,444                                   24,793,444            766,274
                                                   ------------                                ------------        -----------
                                                   238,784,749                                  238,784,749         13,825,185
Integrated Health Services, Inc:
 Florida (LTC)....................                  10,000,000                                   10,000,000            275,884
 Florida (LTC)....................                  29,000,000                                   29,000,000            626,136
 Illinois (LTC)...................                  14,700,000                                   14,700,000            405,549
 New Hampshire (LTC)..............                   5,800,000                                    5,800,000            160,013
 Ohio (LTC).......................                  16,000,000                                   16,000,000            345,455
 Pennsylvania (LTC)...............                  14,400,000                                   14,400,000            397,273
 Pennsylvania (LTC)...............                   5,500,000                                    5,500,000            118,750
 Washington (LTC).................                  10,000,000                                   10,000,000          1,545,833
                                                   ------------                                ------------        -----------
                                                   105,400,000                                  105,400,000          3,874,893
Advocat, Inc.:
 Alabama (LTC)....................                  11,638,797                                   11,638,797          2,262,555
 Arkansas (LTC)...................                  37,887,832                                   37,887,832          7,392,359
 Kentucky (LTC)...................       (3)        16,149,775      1,816,000                    17,965,775          2,358,029
 Ohio (LTC).......................                   5,854,186                                    5,854,186            613,245
 Tennessee (LTC)..................       (2)         9,542,121                                    9,542,121          1,861,750
 West Virginia (LTC)..............                   5,283,525        502,338                     5,785,863            627,351
                                                   ------------    ----------                  ------------        -----------
                                                    86,356,236      2,318,338                    88,674,574         15,115,289
Unison Healthcare Corp:
 Arizona (LTC)....................                  24,029,032                                   24,029,032                  0
 Colorado (LTC)...................                  14,170,968                                   14,170,968                  0
 Indiana (LTC)....................                  19,760,000        823,839                    20,583,839          3,722,011
 Texas (LTC)......................                   4,560,000                                    4,560,000            520,042
 Texas (LTC)......................                   9,250,000        138,515                     9,388,515          1,165,429
                                                   ------------    ----------                  ------------        -----------
                                                    71,770,000        962,354                    72,732,354          5,407,482
Alden Management Services, Inc.:
 Illinois.........................                  31,000,000         23,937                    31,023,937          4,344,075
The Graduate Hospital:
 Pennsylvania (MOB)...............                  30,031,250                                   30,031,250          5,649,416


                                                                        LIFE ON WHICH
                                                                        DEPRECIATION
                                                                          IN LATEST
                                     DATE OF            DATE          INCOME STATEMENTS
          DESCRIPTION(1)            RENOVATION        ACQUIRED           IS COMPUTED
          --------------            ----------        --------        -----------------
Sun Healthcare Group, Inc.:         1964-1995
 Alabama (LTC)....................                   March 31, 1997         33 years
 California (LTC, RH).............                  October 8, 1997         33 years
 Florida (LTC)....................                   March 31, 1997         33 years
 Florida (LTC)....................                February 28, 1997         33 years
 Idaho (LTC)......................                February 28, 1997         33 years
 Illinois (LTC)...................                  August 30, 1996         30 years
 Illinois (LTC)...................                   March 31, 1997         33 years
 Indiana (LTC)....................                  August 30, 1996         30 years
 Iowa (LTC).......................                  August 30, 1996         30 years
 Kentucky (LTC)...................               September 30, 1994         30 years
 Louisiana (LTC)..................                   March 31, 1997         33 years
 Massachusetts (LTC)..............                February 28, 1997         33 years
 North Carolina (LTC).............                     June 4, 1994         39 years
 North Carolina (LTC).............                  October 8, 1997         33 years
 Ohio (LTC).......................                  October 8, 1997         33 years
 Tennessee (LTC)..................               September 30, 1994         30 years
 Texas (LTC)......................                  August 30, 1996         30 years
 Texas (LTC)......................                   March 31, 1997         33 years
 Washington (LTC).................                   March 31, 1997         33 years
 West Virginia (LTC)..............                  October 8, 1997         33 years
Integrated Health Services, Inc:    1979-1993
 Florida (LTC)....................                 January 13, 1998         33 years
 Florida (LTC)....................                   March 31, 1998         33 years
 Illinois (LTC)...................                 January 13, 1998         33 years
 New Hampshire (LTC)..............                 January 13, 1998         33 years
 Ohio (LTC).......................                   March 31, 1998         33 years
 Pennsylvania (LTC)...............                 January 13, 1998         33 years
 Pennsylvania (LTC)...............                   March 31, 1998         33 years
 Washington (LTC).................                September 1, 1996         20 years
Advocat, Inc.:                      1972-1994
 Alabama (LTC)....................                  August 14, 1992       31.5 years
 Arkansas (LTC)...................                  August 14, 1992       31.5 years
 Kentucky (LTC)...................                     July 1, 1994         33 years
 Ohio (LTC).......................                     July 1, 1994         33 years
 Tennessee (LTC)..................                  August 14, 1992       31.5 years
 West Virginia (LTC)..............                     July 1, 1994         33 years
Unison Healthcare Corp:             1980-1994
 Arizona (LTC)....................                December 31, 1998         33 years
 Colorado (LTC)...................                December 31, 1998         33 years
 Indiana (LTC)....................                December 23, 1992       31.5 years
 Texas (LTC)......................                 December 1, 1993         39 years
 Texas (LTC)......................                 December 1, 1993         39 years
Alden Management Services, Inc.:         1978
 Illinois.........................               September 30, 1994         30 years
The Graduate Hospital:
 Pennsylvania (MOB)...............                 October 28, 1993       27.5 years

                                                                                             GROSS AMOUNT AT
                                                                                             WHICH CARRIED AT
                                                                                                 CLOSE OF
                                                                                                PERIOD(5)
                                                 INITIAL COST TO                             ----------------
                                                     COMPANY          COST CAPITALIZED
                                                 ---------------        SUBSEQUENT TO
                                                                         ACQUISITION            BUILDINGS
                                                    BUILDINGS      -----------------------       AND LAND
                                                    AND LAND                      CARRYING     IMPROVEMENTS       ACCUMULATED
         DESCRIPTION(1)           ENCUMBRANCES    IMPROVEMENTS     IMPROVEMENTS    COSTS          TOTAL         DEPRECIATION(6)
         --------------           ------------    ------------     ------------   --------     ------------     ---------------
Res-Care, Inc.:
 Indiana (LTC)..................                    15,261,290                                   15,261,290         2,243,893
 Kentucky (LTC).................                     8,029,033                                    8,029,033         1,166,084
                                                  ------------                                 ------------       -----------
                                                    23,290,323                                   23,290,323         3,409,977
USA Healthcare:
 Iowa(LTC)......................                    14,344,797                                   14,344,797           435,572
Senior Care Properties, Inc.:
 Texas (LTC)....................                     5,200,000                                    5,200,000           590,768
 Texas (LTC)....................                     6,557,143                                    6,557,143           251,688
 Texas (LTC)....................                     2,442,857                                    2,442,857            58,604
                                                  ------------                                 ------------       -----------
                                                    14,200,000                                   14,200,000           901,060
Hunter Management Group, Inc.:
 Florida (LTC)..................                     8,150,000             866                    8,150,866           980,810
Meadowbrook Healthcare of North
 Carolina:
 North Carolina (AL)............       (4)           7,500,000                                    7,500,000         1,031,663
Liberty Assisted Living Center:
 Florida (AL)...................                     5,994,730             760                    5,995,490         1,030,551
Kansas & Missouri, Inc.:
 Kansas (LTC)...................                     2,500,000                                    2,500,000           349,198
Tutera Evergreen, LLC.:
 Colorado (LTC).................                       750,000                                      750,000            30,682
                                                  ------------      ----------                 ------------       -----------
                                                  $640,072,085      $3,306,255       $0        $643,378,340       $56,385,853
                                                  ============      ==========       ==        ============       ===========


                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                   DATE OF            DATE          INCOME STATEMENTS
         DESCRIPTION(1)           RENOVATION        ACQUIRED           IS COMPUTED
         --------------           ----------        --------        -----------------
Res-Care, Inc.:                        1970
 Indiana (LTC)..................               September 30, 1994      25-30 years
 Kentucky (LTC).................               September 30, 1994         30 years
USA Healthcare:                   1974-1997
 Iowa(LTC)......................                  October 7, 1997         33 years
Senior Care Properties, Inc.:     1994-1996
 Texas (LTC)....................                  January 1, 1995       31.5 years
 Texas (LTC)....................                September 5, 1997         33 years
 Texas (LTC)....................                    March 4, 1998         33 years
Hunter Management Group, Inc.:         1984
 Florida (LTC)..................               September 13, 1993         39 years
Meadowbrook Healthcare of North
 Carolina:
 North Carolina (AL)............               September 30, 1994       31.5 years
Liberty Assisted Living Center:
 Florida (AL)...................               September 30, 1994         27 years
Kansas & Missouri, Inc.:
 Kansas (LTC)...................               September 30, 1994         30 years
Tutera Evergreen, LLC.:                1976
 Colorado (LTC).................                     June 3, 1994         30 years

-------------------------
(1) All of the real estate included in this schedule are being used in either the operation of long term care facilities (LTC), rehabilitation hospital
    (RH) or medical office buildings (MOB) located in the states indicated.
(2) Certain of the real estate indicated are security for Industrial Development Revenue bonds totaling $8,795,000 at December 31, 1998.
(3) Certain of the real estate indicated are security for notes payable totaling $7,635,282 at December 31, 1998.
(4) Certain of the real estate indicated are security for HUD loans totaling $5,353,285 at December 31, 1998.

                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
(5) Balance at beginning of period..........................  $357,556,246   $376,177,045   $561,054,194
   Additions during period:
     Acquisitions...........................................    17,700,000    183,229,915    157,474,363
     Improvements and other.................................       920,799      1,647,234             --
   Disposals and transfer to assets held for sale...........            --             --    (75,150,217)
                                                              ------------   ------------   ------------
   Balance at close of period...............................  $376,177,045   $561,054,194   $643,378,340
                                                              ============   ============   ============

                                                                     1996             1997            1998
                                                                  -----------      -----------    ------------
(6) Balance at beginning of period..........................      $20,836,153      $32,884,104    $ 48,147,275
   Additions during period:
     Provisions for depreciation............................       12,047,951       15,263,171      19,749,781
     Dispositions...........................................               --               --     (11,511,203)
                                                                  -----------      -----------    ------------
   Balance at close of period...............................      $32,884,104      $48,147,275    $ 56,385,853
                                                                  ===========      ===========    ============

                   SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                        OMEGA HEALTHCARE INVESTORS, INC.
                               DECEMBER 31, 1998

                                                         FINAL
                                    INTEREST            MATURITY
        DESCRIPTION(1)                RATE                DATE                         PERIODIC PAYMENT TERMS
        --------------              --------            --------                       ----------------------
Michigan (13 LTC facilities)...           15.84%    August 13, 2007     Interest payable at 15.84% payable monthly
North Carolina (3 LTC
 facilities)...................                                         Deferred interest at 1% accrues monthly and is
                                                                        payable at maturity of the note
                                                                        Quarterly amortization of $1,470,000 commencing in
                                                                        the year 2002
Florida (3 LTC facilities).....           13.53%     August 4, 2012     Interest payable monthly
                                                                        Quarterly amortization of $50,000 commencing in the
                                                                        year 2002
Florida (4 LTC facilities).....           11.50%   February 28, 2010    Interest plus $1,850 of principal payable monthly
Florida (2 LTC facilities).....           11.50%      June 4, 2006      Interest plus $1,500 of principal payable monthly
Maine (11 LTC facilities)
Massachusetts (1 LTC
 facility).....................           11.87%   September 30, 2000   Interest payable monthly
                                                                        Quarterly payment of $37,500 commencing in 1996
Texas (6 LTC facilities).......           12.44%   December 31, 2005    Interest payable monthly
                                                                        Annual amortization of $60,000 commencing in years
                                                                        1997-1999 and $120,000 commencing in year 2000
Kentucky (3 LTC facilities)....           10.92%     July 31, 2011      Interest payable monthly
Texas (8 LTC facilities).......           10.75%        various         Interest plus $86,000 of principal payable monthly
Tennessee (2 LTC facilities)...           15.23%     April 29, 2001     Interest payable monthly
Tennessee (2 LTC facilities)...           13.50%     August 1, 2016     Interest payable monthly
Ohio (7 LTC facilities)........           11.01%    January 1, 2015     Interest plus $37,450 of principal payable monthly
Massachusetts (6 LTC
 facilities)...................           14.00%   December 31, 1999    Interest payable monthly
Connecticut (5 LTC
 facilities)...................           10.25%    February 1, 2004    Interest payable monthly
Massachusetts (7 LTC
 facilities)
Georgia (2 LTC facilities).....            9.50%     March 13, 2008     Interest payable monthly
Florida (5 LTC facilities).....            9.95%    December 3, 2003    Interest payable monthly
Texas (2 LTC facilities)
Other Mortgage Notes:
Various........................  9.00% to 13.50%      2001 to 2010      Interest payable monthly

                                                                           PRINCIPAL AMOUNT
                                            ORIGINAL                       OF LOANS SUBJECT
                                              FACE          CARRYING        TO DELINQUENT
                                 PRIOR     AMOUNT OF        AMOUNT OF        PRINCIPAL OR
        DESCRIPTION(1)           LIENS     MORTGAGES     MORTGAGES(2)(3)       INTEREST
        --------------           -----     ---------     ---------------   ----------------
Michigan (13 LTC facilities)...   None    $ 58,800,000    $ 58,800,000           None
North Carolina (3 LTC
 facilities)...................
Florida (3 LTC facilities).....   None       7,031,250       7,031,250           None
Florida (4 LTC facilities).....   None      12,891,500      12,847,031           None
Florida (2 LTC facilities).....   None      11,090,000      11,053,294           None
Maine (11 LTC facilities)
Massachusetts (1 LTC
 facility).....................   None      26,500,000      26,002,744           None
Texas (6 LTC facilities).......   None      10,200,000      10,074,337           None
Kentucky (3 LTC facilities)....   None      10,250,000      10,250,000           None
Texas (8 LTC facilities).......   None      10,370,450       8,095,933           None
Tennessee (2 LTC facilities)...   None       8,932,000       8,932,000           None
Tennessee (2 LTC facilities)...   None      12,650,000      12,627,634           None
Ohio (7 LTC facilities)........   None      20,031,888      18,738,359           None
Massachusetts (6 LTC
 facilities)...................   None       6,000,000       6,000,000           None
Connecticut (5 LTC
 facilities)...................   None      67,000,000      67,000,000           None
Massachusetts (7 LTC
 facilities)
Georgia (2 LTC facilities).....   None      12,000,000      12,000,000           None
Florida (5 LTC facilities).....   None      37,500,000      37,500,000           None
Texas (2 LTC facilities)
Other Mortgage Notes:
Various........................   None      36,188,898      33,502,750           None
                                          ------------    ------------
                                          $347,435,986    $340,455,332
                                          ============    ============

-------------------------
(1) The mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare, such facilities are located in the states indicated.

(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

                                                              1996               1997               1998
                                                              ----               ----               ----
(3)  Balance at beginning of period...................    $158,289,097       $217,474,072       $218,353,007
     Additions during period -- Placements............      66,222,620         11,155,491        125,850,000
     Deductions during period -- Collection of
     principal........................................        (956,646)       (13,365,432)        (3,747,675)
     Conversion to purchase leaseback/other changes...      (6,080,999)         3,088,876                  0
                                                          ------------       ------------       ------------
     Balance at close of period.......................    $217,474,072       $218,353,007       $340,455,332
                                                          ============       ============       ============

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OMEGA HEALTHCARE INVESTORS, INC.

                                          By:      /s/ DAVID A. STOVER

                                            ------------------------------------
                                                      David A. Stover
                                                  Chief Financial Officer
Dated: February 12, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

                   SIGNATURES                                   TITLE                      DATE
                   ----------                                   -----                      ----
          PRINCIPAL EXECUTIVE OFFICER

            /s/ ESSEL W. BAILEY, JR.              Chairman, President, Chief         February 12, 1999
------------------------------------------------  Executive Officer and Director
              Essel W. Bailey, Jr.

                                   PRINCIPAL FINANCIAL OFFICER and
                                     PRINCIPAL ACCOUNTING OFFICER

              /s/ DAVID A. STOVER                 Vice President, Chief Financial    February 12, 1999
------------------------------------------------  Officer and Chief Accounting
                David A. Stover                   Officer

                   DIRECTORS

             /s/ MARTHA A. DARLING                Director                           February 12, 1999
------------------------------------------------
               Martha A. Darling

               /s/ JAMES A. EDEN                  Director                           February 12, 1999
------------------------------------------------
                 James A. Eden

              /s/ THOMAS F. FRANKE                Director                           February 12, 1999
------------------------------------------------
                Thomas F. Franke

               /s/ HENRY H. GREER                 Director                           February 12, 1999
------------------------------------------------
                 Henry H. Greer

           /s/ HAROLD J. KLOOSTERMAN              Director                           February 12, 1999
------------------------------------------------
             Harold J. Kloosterman

             /s/ BERNARD J. KORMAN                Director                           February 12, 1999
------------------------------------------------
               Bernard J. Korman

              /s/ EDWARD LOWENTHAL                Director                           February 12, 1999
------------------------------------------------
                Edward Lowenthal

              /s/ ROBERT L. PARKER                Director                           February 12, 1999
------------------------------------------------
                Robert L. Parker

                               INDEX TO EXHIBITS

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                              PAGES
-------                           -----------                           ------------
   3.1    Articles of Incorporation, as amended (Incorporated by
          reference to the Registrant's Form 10-Q for the quarter
          ended March 31, 1995).......................................
   3.2    Amended and Restated Bylaws, as amended July 7,
          1998(Incorporated by reference to Exhibit 3 to the Company's
          Form 10-Q for the quarterly period ended September 30,
          1998).......................................................
   4.1    Form of Convertible Debenture (Incorporated by reference to
          Exhibit 4.2 to the Company's Form S-3 dated February 3,
          1997).......................................................
   4.2    Form of Indenture (Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 dated February 3, 1997)...........
   4.3    Indenture dated December 27, 1993 (Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 dated December 29,
          1993).......................................................
   4.4    First Supplemental Indenture dated January 23, 1996
          (Incorporated by reference to Exhibit 4 to the Company's
          Form 8-K dated January 19, 1996)............................
   4.5    1993 Stock Option and Restricted Stock Plan, as amended and restated (Incorporated by reference to Exhibit A to the
          Company's Proxy Statement dated April 6, 1998)..............
   4.6    Form of Articles Supplementary for Series A Preferred Stock
          (Incorporated by reference to Exhibit 4.1 of the Company's
          Form 10-Q for the quarterly period ended March 31, 1997)....
   4.7    Articles Supplementary for Series B Preferred Stock
          (Incorporated by reference to Exhibit 4 to the Company's
          Form 8-K dated April 27, 1998)..............................
   4.8    Form of Supplemental Indenture No. 1 dated as of June 1,
          1998 relating to the 6.95% Notes due 2002 (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated June
          9, 1998)....................................................
   8      Opinion of Counsel to the Registrant regarding tax
          consequences. (Incorporated by reference to Exhibit 8 to the
          Company's Registration Statement (#333-69675) on Form S-3
          effective January 14, 1999).................................
  10.1    1993 Deferred Compensation Plan, effective March 2, 1993
          (Incorporated by reference to Exhibit 10.16 to the Company's
          Form 10-K for the year ended December 31, 1992).............
  10.2    Form of Note Exchange Agreement -- 10% Senior Notes due July
          15, 2000 (Incorporated by reference to Exhibit 10.1 to the
          Company's Form 10-Q for the quarterly period ended September
          30, 1995)...................................................
  10.3    Form of Note Exchange Agreement -- 7.4% Senior Notes due
          July 15, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
          September 30, 1995).........................................
  10.4    Form of Note Purchase Agreement -- 7.4% Senior Notes due
          July 15, 2000 (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31,
          1995).......................................................
  10.5    Second Amended and Restated Loan Agreement by and among
          Omega Healthcare Investors, Inc., the banks signatory hereto and Fleet Bank, N.A., as agent for such banks, dated
          September 30, 1997 (Incorporated by reference to Exhibit 10 to the Company's Form 8-K dated November 10, 1997)..........
  10.6    First Amendment of Purchase Agreement, Master Lease
          Agreement, Facility Leases and Guaranty between Delta
          Investors I, LLC and Sun Healthcare Group, Inc. and Delta
          Investors II, LLC and Sun Healthcare Group, Inc.
          (Incorporated by reference to Exhibits 99.1 and 99.2 to the
          Company's Form 8-K dated April 30, 1998)....................

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                              PAGES
-------                           -----------                           ------------
  11      Statement re: computation of per share earnings*............
  12      Ratio of Earnings to Combined Fixed Charges and Preferred
          Stock Dividends*............................................
  21      Subsidiaries of the Registrant*.............................
  23      Consent of Ernst & Young LLP*
  27      Financial Data Schedule*

-------------------------

* Exhibits which are filed herewith on the indicated sequentially numbered page.