Form 10-Q
period 1999-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 1999-04-13
CIK 888491

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999

                          COMMON STOCK, $.10 PAR VALUE
                                    (Class)
                                   19,823,405
                               (Number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        OMEGA HEALTHCARE INVESTORS, INC
                                   FORM 10-Q
                                 MARCH 31, 1999
                                     INDEX

                                                                           PAGE NO.
                                                                           --------
PART I       FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements:
             Balance Sheets
               March 31, 1999 (unaudited) and December 31, 1998..........      2
             Statements of Operations (unaudited) --
               Three-month periods ended March 31, 1999 and 1998.........      3
             Statement of Cash Flows (unaudited) --
               Three-month periods ended March 31, 1999 and 1998.........      4
             Notes to Financial Statements
               March 31, 1999 (unaudited)................................      5
Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................      7
PART II      OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K............................     11

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OMEGA HEALTHCARE INVESTORS, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1999            1998
                                                                 ---------     ------------
                                                                (UNAUDITED)     (SEE NOTE)
                           ASSETS
Real estate properties
  Land and buildings at cost................................    $  677,300      $  643,378
  Less accumulated depreciation.............................       (58,540)        (56,385)
                                                                ----------      ----------
     Real estate properties -- net..........................       618,760         586,993
  Mortgage notes receivable.................................       333,744         340,455
                                                                ----------      ----------
                                                                   952,504         927,448
Investment in Omega Worldwide, Inc..........................         6,961           6,226
Investments in Principal Healthcare Finance Ltd.............         1,629           1,629
Other investments...........................................        51,737          33,898
                                                                ----------      ----------
                                                                 1,012,831         969,201
Assets held for sale........................................        31,566          35,289
                                                                ----------      ----------
  Total Investments (Cost of $1,102,937 at March 31, 1999
     and $1,060,875 at December 31, 1998)...................     1,044,397       1,004,490
Cash and short-term investments.............................         1,563           1,877
Goodwill and non-compete agreements -- net..................         4,008           4,422
Other assets................................................        15,867          21,856
                                                                ----------      ----------
     Total Assets...........................................    $1,065,835      $1,032,645
                                                                ==========      ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Acquisition line of credit..................................    $  176,155      $  123,000
Unsecured borrowings........................................       311,570         311,570
Secured borrowings..........................................        21,707          21,784
Subordinated convertible debentures.........................        48,405          48,405
Accrued expenses and other liabilities......................        12,137          22,124
                                                                ----------      ----------
     Total Liabilities......................................       569,974         526,883
Preferred Stock.............................................       107,500         107,500
Common stock and additional paid-in capital.................       447,821         454,445
Cumulative net earnings.....................................       225,259         212,434
Cumulative dividends paid...................................      (282,463)       (266,054)
Stock option loans..........................................        (2,845)         (2,863)
Unamortized restricted stock awards.........................          (907)           (461)
Accumulated other comprehensive income......................         1,496             761
                                                                ----------      ----------
     Total Shareholders' Equity.............................       495,861         505,762
                                                                ----------      ----------
                                                                $1,065,835      $1,032,645
                                                                ==========      ==========

NOTE -- The balance sheet at December 31, 1998, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
Revenues
  Rental income.............................................  $18,128    $17,281
  Mortgage interest income..................................   10,217      7,205
  Other investment income...................................    1,662      1,635
  Miscellaneous.............................................       16        147
                                                              -------    -------
                                                               30,023     26,268
Expenses
  Depreciation and amortization.............................    5,595      5,127
  Interest..................................................   10,106      7,629
  General and administrative................................    1,497      1,365
                                                              -------    -------
                                                               17,198     14,121
                                                              -------    -------
Net Earnings Before Preferred Stock Dividends...............   12,825     12,147
Preferred Stock Dividends...................................   (2,408)    (1,330)
Net Earnings Available to Common Shareholders...............  $10,417    $10,817
                                                              =======    =======
Net Earnings per common share:
  Basic.....................................................     $0.52     $0.55
                                                              =======    =======
  Diluted...................................................    $0.52      $0.55
                                                              =======    =======
Dividends paid per common share.............................    $0.70     $0.670
                                                              =======    =======
Average Shares Outstanding, Basic...........................   19,899     19,609
                                                              =======    =======
Average Shares Outstanding, Diluted.........................   19,901     19,709
                                                              =======    =======
Other comprehensive income, net of taxes:
  Unrealized Gain (Loss) on Omega Worldwide, Inc............     $735         $0
Total comprehensive income..................................  $13,560    $12,147
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                  1999         1998
                                                                  ----         ----
Operating activities
  Net earnings..............................................    $  12,825    $  12,147
  Adjustment to reconcile net earnings to cash provided by
     operating activities:
     Depreciation and amortization..........................        6,255        5,127
     Income realized on assets held for sale................          659            0
     Other non-cash charges.................................          339          112
                                                                ---------    ---------
  Funds from operations available for distribution and
     investment.............................................       20,078       17,386
  Net change in operating assets and liabilities............       (4,729)     (10,300)
                                                                ---------    ---------
Net cash provided by operating activities...................       15,349        7,086
Cash flows from financing activities Proceeds of acquisition
  line of credit............................................       53,155      131,533
  Payments of long-term borrowings..........................          (76)         (52)
  Receipts from Dividend Reinvestment Plan..................          260           69
  Dividends paid............................................      (16,409)     (14,100)
  Purchase of 312,100 shares of common stock for
     retirement.............................................       (8,740)           0
  Other.....................................................        1,283          620
                                                                ---------    ---------
Net cash provided by financing activities...................       29,473      118,070
Cash flows from investing activities
  Acquisition of real estate................................      (33,921)     (98,027)
  Placement of mortgage loans...............................      (16,891)     (12,000)
  Proceeds from assets held for sale........................        2,914            0
  Fundings of other investments -- net......................       (2,532)     (11,673)
  Temporary advances to Principal Healthcare Finance
     Limited................................................            0       (3,333)
  Collection of mortgage principal..........................        5,776        1,732
  Other.....................................................         (482)         403
                                                                ---------    ---------
Net cash used in investing activities.......................      (45,136)    (122,898)
                                                                ---------    ---------
(Decrease) Increase in cash and short-term investments......    $    (314)   $   2,258
                                                                =========    =========

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1999

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B -- FIRST QUARTER REAL ESTATE INVESTMENTS

     During the first quarter of 1999, a $16.2 million Purchase/Leaseback was completed with TLC Health Care, Inc. The four facilities, located in Illinois, Missouri, and Ohio, have 417 beds and were leased to affiliates of TLC. The initial annual yield on the investment is 10.0%, with a term of 14 years. Additionally, a $9.6 million mortgage was placed on two facilities with 203 beds owned by TLC Health Care, Inc. The initial annual yield is 10.0%.

     Also during the first quarter, a mortgage and two additional Purchase/Leaseback transactions were completed, totaling $22.8 million. The $7.2 million mortgage is secured by one facility with 246 beds and is priced at 425-525 basis points over LIBOR. The purchase/leaseback transactions include four facilities with 395 beds. Both are priced with an initial yield of 10.0% and an initial lease term of 14 years.

     As of January 31, 1999 the bankruptcy court confirmed a plan of reorganization of RainTree Healthcare Corporation, formerly known as Unison Healthcare Corporation. Pursuant to the plan, the Company agreed to terminate its lease with RainTree as to six facilities located in Indiana. In exchange for terminating the lease, the Company received $1 million in cash and a $3 million secured note. In addition, the Company completed a foreclosure of three facilities in Texas which were secured by a mortgage. These facilities, with a cost of $9.6 million after application of proceeds from reorganization, have been reclassified to purchase/leaseback. An additional investment of $3.7 million was made with RainTree in January, with the total investment generating an initial yield of 12.56%. All amounts owed to the Company for rent, interest and late charges were collected from RainTree.

NOTE C -- ASSET CONCENTRATIONS

     As of March 31, 1999, 94.7% of the cost of the Company's real estate investments are related to long-term care facilities, 2.3% to rehabilitation hospitals, and 3.0% to medical office facilities. The Company's healthcare facilities are located in 30 states and are operated by 33 independent healthcare operating companies. Approximately 70.5% of the Company's investments are operated by seven public companies, including Sun Healthcare Group, Inc. (25.8%), Integrated Health Services, Inc. (15.4%), Advocat Inc. (11.0%), RainTree Healthcare Corporation (f.k.a. Unison Healthcare Corporation) (7.3%); Mariner Post-Acute Network (5.8%), and two other public companies (5.2%). Of the remaining operators, none operate investments in facilities representing more than 6.7% of the total investments. The three largest states in which investments are located are Florida (14.6%), Texas (7.3%) and California (6.8%).

     Most healthcare operators are now subject to a new prospective payment system as a result of the Balanced Budget Act of 1997. This system in intended to reduce payments by Medicare for patient services and ancillary services. During the past 90 days unexpected adverse financial results have been reported by several public nursing home companies, including several who are tenants of the Company. The reports generally focus on the annualized impact of changes in payment methods and reduced ancillary revenues for therapy businesses. As of March 31, 1999 and through the date of this report, all of the Company's public operators are current in their rent and interest payments to the Company.

NOTE D -- OTHER PORTFOLIO MATTERS

     In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications and believes its management has the experience and expertise to deal with such issues as may arise from time to time.

ASSETS HELD FOR SALE

     During 1998 management was authorized to initiate a plan to dispose of certain properties judged to have limited potential and to redeploy the proceeds. As of March 31, 1999, the carrying value of assets held under plan for disposition total $31.6 million. During the three-month 1999 period, the Company realized disposition proceeds of $2.9 million and net revenues of approximately $650,000. The net revenues from properties were netted against the held for sale asset and excluded from the operations of the Company.

NOTE E -- PREFERRED STOCK

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

NOTE F -- NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share amounts reflect the dilutive effect of stock options (2,701 shares and 99,683 shares for 1999 and 1998, respectively). The assumed conversion of convertible debentures is antidilutive.

NOTE G -- STOCK REPURCHASE

     The Company purchased 312,100 shares of common stock for retirement in the first quarter for $8.7 million.

NOTE H -- OMEGA WORLDWIDE, INC.

     As of March 31, 1999, the Company holds a $6,961,000 investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of Preferred stock. The Company has guaranteed repayment of $25 million of Worldwide permitted borrowings pursuant to a revolving credit facility in exchange for a 1% annual fee and an unused fee of 25 basis points. Additionally, the Company has a Services Agreement with Worldwide which provides for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs is based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Indirect costs allocated to Worldwide for the three-month period ending March 31, 1999 were $198,000.

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

RESULTS OF OPERATIONS

     Revenues for the three-month period ending March 31, 1999 totaled $30.0 million, an increase of $3.8 million over the period ending March 31, 1998. The 1999 revenue growth stems primarily from real estate investments of approximately $224 million during the twelve-month period ending March 31, 1999 offset by a decrease in investments in Principal Healthcare Finance Limited and other investments of approximately $20.1 million and assets identified for disposition. Additionally, revenue growth of approximately $0.7 million stems from participating incremental net revenues which became effective in 1999. Total investments of $1.10 billion as of March 31, 1999 have an average annualized yield of approximately 11.25%.

     Expenses for the three-month period ended March 31, 1999 totaled $17.2 million, an increase of $3.1 million over expenses for 1998. The provision for depreciation and amortization for the three-month period ended March 31, 1999 totaled $5,595,000, increasing $468,000 over the same period in 1998 as a result of additional real estate investments.

     Interest expense for the three-month period ended March 31, 1999 was $10.1 million, compared with $7.6 million, for the same period in 1998. The increase in 1999 is primarily due to higher average outstanding borrowings during the 1999 period at slightly lower rates than the same period in the prior year.

     General and administrative expenses for the three-month period ended March 31, 1999 totaled approximately $1.5 million. These expenses for the three-month period were approximately 5.0% of revenues, as compared to 5.2% of revenues for the 1998 three-month period.

     Net earnings available to common shareholders were $10,417,000 for the three-month period, decreasing approximately $400,000 from the 1998 period. The decrease stems from non-recognition of income from assets held for sale as described above. As a result, net earnings per diluted common share decreased from $0.55 to $0.52 for the three-month period.

     Funds from Operations ("FFO") totaled $16,785,000 for the three-month period ending March 31, 1999, representing an increase of approximately $728,000 over the same period in 1998. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and sales of assets, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation.

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

     At March 31, 1999, the Company has a strong financial position with total assets of $1.07 billion, shareholders' equity of $495.9 million, and long-term debt of $381.7 million, representing approximately 36% of total capitalization. Long-term debt excludes funds borrowed under its acquisition credit agreement. The Company anticipates maintaining a long-term debt-to-capitalization ratio of approximately 40%. In March, 1999 the Company consummated arrangements for a three-year $50 million secured revolving line of credit facility with a bank. Borrowings under this facility will bear interest at 200 basis points over LIBOR. As of the date of this report, no funds have been drawn on this line. The Company has $250 million available under its revolving credit facilities, of which $176 million was drawn at March 31, 1999. Net proceeds from dispositions of assets held for sale for the remainder of 1999 are expected to reduce borrowings on the credit facility by approximately $32 million.

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

     The Company has demonstrated a strong capacity for timely access of capital markets and has raised more than $1.2 billion in debt and equity capital since it was organized in 1992. The Company raised more than $500 million in equity, including $130 million from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the Health Equity Properties acquisition in 1994 and three additional offerings, including the offering of Series A and Series B preferred stock. Additionally, over $700 million of debt capital has been raised, some of which has been used to retire secured borrowings with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. In April 1997, the Company issued $57.5 million of Series A Preferred Stock with a yield of 9.25% and in August 1997 completed a $100 million 10-year senior note offering priced to yield 6.99%. In September 1997, the Company completed the second amended and restated loan agreement. The new agreement provided for total permitted borrowings of up to $200 million, reduced interest rates on borrowings, and extended the term of the agreement to September 2000. In April 1998, the Company issued $50 million of Series B Preferred Stock with a yield of 8.625%. In June 1998, the Company completed a $125 million 4-year senior note offering priced to yield 7.04%.

     The Company distributes a large portion of the cash available from operations. Cash dividends paid totaled $.70 per share for the three-month period ending March 31, 1999 compared with $.67 per share for the same period in 1998. The current $.70 per quarter rate represents an annualized rate of $2.80 per share. The dividend payout ratio, that is the ratio of per share amounts for dividends paid to the diluted per share amounts of funds from operations, was approximately 85% for the three-month period ended March 31, 1999 compared with 82% for the same period in 1998. Approximately 50% of incremental cash flow from operations is expected to be retained annually through gradual reductions in the dividend payout ratio, with such funds used to fund additional investments and provide financial flexibility.

     New investments generally are funded from temporary borrowings under the Company's acquisition credit line agreement. Interest cost incurred by the Company on borrowings under its revolving credit line facilities will vary depending upon fluctuations in prime and/or LIBOR rates. With respect to the unsecured acquisition credit line, interest rates depend in part upon changes in the Company's ratings by national agencies. Borrowings under the $200 million facility bear interest at LIBOR plus 1.00% or, at the Company's option, at the prime rate. The Company expects to periodically replace funds drawn on the revolving credit facilities through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Historically, the Company's strategy has been to match the maturity of its indebtedness with the maturity of its assets and to employ fixed-rate long-term debt to the extent practicable.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- The following Exhibits are filed herewith:

        EXHIBIT                           DESCRIPTION
        -------                           -----------
         10.1     Form of Loan Agreement by and among Omega Healthcare
                  Investors, Inc. and certain of its subsidiaries and the
                  Provident Bank dated March 31, 1999
         27       Financial Data Schedule

  (B) REPORTS ON FORM 8-K -- NONE WERE FILED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant

                                                            By: /s/ESSEL W. BAILEY, JR.
                                                                -------------------------------------------------
                                                                Essel W. Bailey, Jr.
Date: April 13, 1999                                            President
                                                            By: /s/DAVID A. STOVER
                                                                -------------------------------------------------
                                                                David A. Stover
Date: April 13, 1999                                            Chief Financial Officer

                                Exhibit Index
                                -------------


Exhibit No.             Description
-----------             -----------
   10.1                 Form of Loan Agreement by and among Omega Healthcare
                        Investors, Inc. and certain of its subsidiaries and the Provident Bank dated March 31, 1999

     27                 Financial Data Schedule