Form 10-Q
period 1999-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 1999-07-16
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---             SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999
                                       or
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---             SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


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

 Yes   X      No
     -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999

         Common Stock, $.10 par value                    19,854,815
                 (Class)                             (Number of shares)

                         OMEGA HEALTHCARE INVESTORS, INC.

                                    FORM 10-Q

                                  June 30, 1999

                                      INDEX


PART I   Financial Information                                         Page No.
------   ---------------------                                         --------

Item 1.  Condensed Consolidated Financial Statements:

         Balance Sheets
             June 30, 1999 (unaudited) and December 31, 1998 ..........    2

         Statements of Operations (unaudited)-
             Three-month and Six-month periods ended
             June 30, 1999 and 1998 ...................................    3

         Statement of Cash Flows (unaudited)-
             Six-month periods ended June 30, 1999 and 1998 ...........    4

         Notes to Condensed Consolidated Financial Statements
             June 30, 1999 (unaudited) ................................    5

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................    9

PART II  Other Information
-------  -----------------
Item 4.  Submission of Matters to a Vote of Security Holders ..........   15

Item 6.  Exhibits and Reports on Form 8-K .............................   16

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OMEGA HEALTHCARE INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                       June 30,   December 31,
                                                                         1999         1998
                                                                         ----         ----
                                                                     (Unaudited)   (See Note)
                                     ASSETS

Real estate properties
  Land and buildings at cost ....................................   $  721,445   $  643,378
  Less accumulated depreciation .................................      (63,710)     (56,385)
                                                                       -------      -------
     Real estate properties - net ...............................      657,735      586,993
  Mortgage notes receivable .....................................      337,898      340,455
                                                                       -------      -------
                                                                       995,633      927,448
Investment in Omega Worldwide, Inc. .............................        7,326        6,226
Investments in Principal Healthcare Finance Ltd. ................        1,615        1,629
Other investments ...............................................       55,139       33,898
                                                                        ------       ------
                                                                     1,059,713      969,201
Assets held for sale ............................................       27,028       35,289
                                                                        ------       ------
  Total Investments (Cost of $1,150,451 at June 30, 1999
  and $1,060,875 at December 31, 1998) ..........................    1,086,741    1,004,490


Cash and short-term investments .................................           65        1,877
Goodwill and non-compete agreements - net .......................        3,593        4,422
Other assets ....................................................       13,812       21,856
                                                                        ------       ------
  Total Assets ..................................................   $1,104,211   $1,032,645
                                                                    ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Acquisition line of credit ......................................   $  205,500   $  123,000
Unsecured borrowings ............................................      311,132      311,570
Secured borrowings ..............................................       21,586       21,784
Subordinated convertible debentures .............................       48,405       48,405
Deferred purchase obligation ....................................       10,591
Accrued expenses and other liabilities ..........................       13,006       22,124
                                                                        ------       ------
  Total Liabilities .............................................      610,220      526,883


Preferred Stock .................................................      107,500      107,500
Common stock and additional paid-in capital .....................      448,698      454,445
Cumulative net earnings .........................................      238,269      212,434
Cumulative dividends paid .......................................     (298,761)    (266,054)
Stock option loans ..............................................       (2,796)      (2,863)
Unamortized restricted stock awards .............................         (780)        (461)
Accumulated other comprehensive income ..........................        1,861          761
                                                                         -----          ---
  Total Shareholders' Equity ....................................      493,991      505,762
                                                                       -------      -------
                                                                    $1,104,211   $1,032,645
                                                                    ==========   ==========


Note - The balance sheet at December 31, 1998, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


           See notes to condensed consolidated financial statements.

                         OMEGA HEALTHCARE INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                    (In Thousands, Except Per Share Amounts)

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                   June 30,
                                                                              --------                   --------
                                                                         1999        1998          1999         1998
Revenues
  Rental income .................................................   $   18,580   $   18,719   $   36,708   $   36,000
  Mortgage interest income ......................................       10,188        7,548       20,405       14,753
  Other investment income .......................................        1,749        1,527        3,411        3,162
  Miscellaneous .................................................          250          132          266          279
                                                                           ---          ---          ---          ---
                                                                        30,767       27,926       60,790       54,194

Expenses
  Depreciation and amortization .................................        5,865        5,845       11,460       10,972
  Interest ......................................................       10,406        8,050       20,512       15,679
  General and administrative ....................................        1,486        1,307        2,983        2,672
                                                                         -----        -----        -----        -----
                                                                        17,757       15,202       34,955       29,323
                                                                        ------       ------       ------       ------
Net earnings before gain on distribution of Omega Worldwide,
   Inc. and preferred stock dividends............................       13,010       12,724       25,835       24,871

Gain on distribution of Omega Worldwide, Inc. ...................                    30,240                    30,240
                                                                        ------       ------       ------       ------
Net earnings ....................................................       13,010       42,964       25,835       55,111
Preferred stock dividends .......................................       (2,408)      (2,048)      (4,816)      (3,378)
                                                                        ------       ------       ------       ------
Net earnings available to common ................................   $   10,602   $   40,916   $   21,019   $   51,733
                                                                    ==========   ==========   ==========   ==========

Net Earnings per common share:
  Basic before gain on distribution .............................   $     0.53   $     0.53   $     1.06   $     1.08
                                                                    ==========   ==========   ==========   ==========
  Diluted before gain on distribution ...........................   $     0.53   $     0.53   $     1.06   $     1.08
                                                                    ==========   ==========   ==========   ==========
  Basic after gain on distribution ..............................   $     0.53   $     2.03   $     1.06   $     2.60
                                                                    ==========   ==========   ==========   ==========
  Diluted after gain on distribution ............................   $     0.53   $     2.03   $     1.06   $     2.60
                                                                    ==========   ==========   ==========   ==========


Dividends paid per common share .................................   $     0.70   $     0.67   $     1.40   $     1.34
                                                                    ==========   ==========   ==========   ==========

Average Shares Outstanding, Basic ...............................       19,844       20,153       19,871       19,881
                                                                        ======       ======       ======       ======
Average Shares Outstanding, Diluted .............................       19,857       20,199       19,884       19,927
                                                                        ======       ======       ======       ======

Other comprehensive income, net of taxes:
  Unrealized Gain on Omega Worldwide, Inc. ......................   $      365   $            $    1,100   $
                                                                    ==========   ==========   ==========   ==========
Total Comprehensive Income                                          $   13,375   $   42,964   $   26,935   $   55,111
                                                                    ==========   ==========   ==========   ==========


           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         1999         1998
                                                                         ----         ----

Operating activities
Net earnings ....................................................   $   25,835   $   55,111
Adjustment to reconcile net earnings to cash provided by
  operating activities:
     Depreciation and amortization ..............................       11,460       10,972
     Income realized on assets held for sale ....................        1,316
     Other non-cash charges .....................................          486          588
     Gain on distribution of Omega Worldwide ....................                   (30,240)
                                                                       -------       -------
Funds from operations available for distribution
  and investment ................................................       39,097       36,431
Net change in operating assets and liabilities ..................       (1,221)      (5,848)
                                                                        ------       ------

Net cash provided by operating activities .......................       37,876       30,583

Cash flows from financing activities
Proceeds (payments) of acquisition line of credit ...............       82,500      (47,000)
Proceeds from unsecured note offering ...........................                   125,000
Proceeds from preferred stock offering ..........................                    50,000
Payments of long-term borrowings ................................         (198)        (145)
Receipts from Dividend Reinvestment Plan ........................        1,210          828
Dividends paid ..................................................      (32,707)     (29,310)
Purchase of 312,100 shares of common stock for retirement .......       (8,740)
Costs of raising capital ........................................                    (3,390)
Other ...........................................................          477          751
                                                                           ---          ---
Net cash provided by financing activities .......................       42,542       96,734

Cash flow from investing activities
Acquisition of real estate ......................................      (67,958)    (118,085)
Placement of mortgage loans .....................................      (23,083)     (12,000)
Proceeds from assets held for sale ..............................        6,795
Net proceeds from sale of Omega Worldwide shares ................                    16,938
Fundings of other investments - net .............................       (5,798)     (13,652)
Collection of mortgage principal ................................        7,814        2,194
Other ...........................................................                      (301)
                                                                        ------       ------
Net cash used in investing activities ...........................      (82,230)    (124,906)
                                                                       -------     --------

Increase (Decrease) in cash and short-term investments ..........   ($   1,812)  $    2,411
                                                                    ==========   ==========



           See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1999

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note B - Second Quarter Real Estate Investments

     During the second quarter of 1999, a total of $50.2 million of new real estate investments were added. A $34.1 million purchase/leaseback transaction was completed with Alterra Healthcare Corporation (formerly known as Alternative Living Services), with $10.6 million of the purchase price deferred until certain conditions related to completion and occupancy of facilities are satisfied. The transaction included ten assisted living facilities with 361 units, located in seven states. The initial annual rent on the investment is $3.54 million and the initial lease term is 14 years.

     An $11.2 million bridge loan due July 19, 1999 was completed during April. The loan is secured by a first mortgage lien on three facilities with 226 beds and has an initial annual yield of 10%.

     A purchase/leaseback transaction for $4.9 million was completed with TLC Health Care, Inc. in June. The transaction was for one facility in Texas with 248 beds. The initial lease term is 14 years and the initial annual yield is 10.5%.


Note C - Asset Concentrations

     As of June 30, 1999, 89.4% of the cost of the Company's real estate investments are related to long-term care skilled nursing facilities, 5.6% to assisted living facilities, 2.2% to rehabilitation hospitals, and 2.8% to medical office facilities. The Company's healthcare facilities are located in 31 states and are operated by 31 independent healthcare operating companies. Approximately 72.1% of the Company's investments are operated by eight public companies, including Sun Healthcare Group, Inc. (24.6%), Integrated Health Services, Inc. (15.2%), Advocat Inc. (10.5%), RainTree Healthcare Corporation (f.k.a. Unison Healthcare Corporation) (7.0%), Mariner Post-Acute Network
(5.5%), Alterra Healthcare Corporation (4.3%) and two other public companies (5.0%). The two largest private operators represent 6.3% and 4.2% of investments, and no other operator represents more than 3.0% of investments. The three largest states in which investments are located are Florida (13.9%), Texas (7.4%) and California (7.1%).


Note D - Other Portfolio Matters

     In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications. Finally, it actively monitors and manages its investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, it engages in various collection and foreclosure activities. The Company believes its management has the skills, knowledge and experience to deal with such issues as may arise from time to time. Based on management's current review of the lease and mortgage portfolio, no provision for impairment of leased assets or collection losses of mortgage principal are required.

Assets Held For Sale

     During 1998 management was authorized to initiate a plan to dispose of certain properties judged to have limited long-term potential and to redeploy the proceeds. As of June 30, 1999, the carrying value of assets held under plan for disposition total $27.0 million. During the three-month and six-month periods ended June 30, 1999, the Company realized disposition proceeds of $3.9 million and $6.8 million, respectively. Reported net rental revenues for the 1999 three-month and six-month periods exclude approximately $650,000 and $1.3 million, respectively, of income realized from these assets.

Purchase / Prepayment Options

     A tenant has exercised its purchase option to acquire four of five facilities leased from the Company, with a cost of $15.3 million and net carrying amount of $12.7 million. An appraisal process to establish the purchase price is currently underway. Under the terms of the lease, the tenant must complete the purchase by October 30, 1999.

     The Company also received notice from a mortgagor that it intends to prepay a mortgage balance of approximately $26 million during the third quarter of 1999.

Mortgage Conversion

     On July 14, 1999, the Company acquired 12 nursing homes with 1,259 licensed beds in lieu of foreclosure from The Frontier Group. The Company has invested approximately $67 million in seven Massachusetts and five Connecticut facilities. After transfer of the licenses and receipt of regulatory approval, the Company will negotiate lease agreements with one or more new operators.


Note E - Preferred Stock

     During 1997, the Company issued 2.3 million shares of 9.25% Series A Cumulative Preferred Stock at $25 per share. During 1998, the Company issued 2 million shares of 8.625% Series B Cumulative Preferred Stock at $25 per share. Dividends on the preferred stock are cumulative from the date of original issue and are payable quarterly.


Note F - Net Earnings Per Share

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share amounts reflect the dilutive effect of stock options (12,587 shares and 45,842 shares for the six-month periods in 1999 and 1998, respectively). Assumed conversion of the Company's 1996 convertible debentures is antidilutive.


Note G - Omega Worldwide, Inc.

     As of June 30, 1999 the Company holds a $7,326,000 investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of Preferred stock. The Company has guaranteed repayment of $25 million of Worldwide permitted borrowings pursuant to a revolving credit facility in exchange for a 1% annual fee and an unused fee of 25 basis points. The Company has been advised that at June 30, 1999 no borrowings are outstanding under Worldwide's revolving credit facility. Additionally, the Company has a Services Agreement with Worldwide which provides for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs is based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Indirect costs allocated to Worldwide for the three-month and six-month periods ending June 30, 1999 were $196,000 and $394,000, respectively.

Note H - Shareholder Rights Plan

     On May 12, 1999, the Company's Board of Directors authorized the adoption of a shareholder rights plan. The plan is designed to require a person or group seeking to gain control of the Company to offer a fair price to all the Company's shareholders. The rights plan will not interfere with any merger, acquisition or business combination that the Company's Board of Directors finds is in the best interest of the Company and its shareholders.

     In connection with the adoption of the rights plan, the board declared a dividend distribution of one right for each common share outstanding on May 24, 1999. The rights will not become exercisable unless a person acquires 10% or more of the Company's common stock, or begins a tender offer that would result in the person owning 10% or more of the Company's common stock. At that time, each right would entitle each shareholder other than the person who triggered the rights plan to purchase either the Company's common stock or stock of an acquiring entity at a discount to the then market price. The plan was not adopted in response to any specific attempt to acquire control of the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

 "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: The financial strength of the Company's facilities as it affects the operators' continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the availability and cost of capital; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields; and changes in tax laws and regulations affecting real estate investment trusts.

    Following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes.


Results of Operations

     Revenues for the three-month and six-month periods ending June 30, 1999 totaled $30.8 million and $60.8 million, respectively, an increase of $2.8 million and $6.6 million, respectively, over the periods ending June 30, 1998. The 1999 revenue growth stems primarily from new real estate investments of approximately $244 million during the twelve-month period ending June 30, 1999, offset by revenues of approximately $5.7 million from assets identified for disposition. Additionally, approximately $800,000 of revenue growth stems from participating incremental net revenues which became effective in 1999. Total investments of $1.15 billion as of June 30, 1999 have an average annualized yield of approximately 11.1%.

     Expenses for the  three-month  and  six-month  periods  ended June 30, 1999 totaled $17.8 million and $35.0 million, respectively, an increase of $2.6 million and $5.6 million, respectively, over expenses for 1998. The provision for depreciation and amortization for the three-month and six-month periods ended June 30, 1999 totaled $5,865,000 and $11,460,000, respectively, increasing

$20,000 and $488,000 over the same periods in 1998. The increase in the three-month and six-month periods stems from higher average real property investments, partially offset by increases in average depreciable lives of more recent acquisitions.

     Interest expense for the three-month and six-month periods ended June 30, 1999 was $10.4 million and $20.5 million, respectively, compared with $8.1 million and $15.7 million, respectively, for the same periods in 1998. The increase in 1999 is primarily due to higher average outstanding borrowings during the 1999 period at slightly lower rates than the same period in the prior year.

     General and administrative expenses for the three-month and six-month periods ended June 30, 1999 totaled $1.5 million and $3.0 million, respectively. These expenses for the three-month and six-month periods were approximately 4.8% and 4.9% of revenues, respectively, as compared to 4.7% and 4.9% of revenues, respectively, for the 1998 periods.

     Net earnings available to common shareholders were $10,602,000 and $21,019,000 for the three-month and six-month periods in 1999, respectively, decreasing approximately $74,000 and $474,000 from the 1998 periods (excluding the non-recurring gain of $30.2 million in 1998). The decrease stems from the factors mentioned above, as well as non-recognition of income from assets held for sale. As a result of the reduction in average shares outstanding from the share repurchase program and the effect of dividends on the Series B Preferred Stock issued in 1998, net earnings per diluted common share (excluding the non-recurring gain in 1998) remained constant at $0.53 for the three-month period and decreased from $1.08 to $1.06 for the six-month period.

     Funds from Operations ("FFO") totaled $17,235,000 and $34,020,000 for the three-month and six-month periods ending June 30, 1999, representing an increase of approximately $602,000 and $1,330,000 over the same periods in 1998. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation.

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

    At June 30, 1999, the Company has a strong financial position with total assets of $1.1 billion, shareholders' equity of $494.0 million, and long-term debt of $381.1 million, representing approximately 35% of total capitalization. Long-term debt excludes funds borrowed under its acquisition credit agreement. The Company anticipates maintaining a long-term debt-to-capitalization ratio of approximately 40%. The Company has $250 million available under its revolving credit facilities, of which $206 million was drawn at June 30, 1999. During the remainder of 1999, the Company anticipates receiving asset sale proceeds approximating the carrying value of assets held for sale, and has been advised that a mortgagor intends to prepay a mortgage of approximately $26 million.

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

    The Company has demonstrated a strong capacity for timely access of capital markets and has raised more than $1.2 billion in debt and equity capital since it was organized in 1992. The Company raised more than $500 million in equity, including $130 million from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the Health Equity Properties acquisition in 1994 and three additional offerings, including the offering of Series A and Series B Preferred Stock. Additionally, over $700 million of debt capital has been raised, some of which has been used to retire secured borrowings with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. In 1997, the Company issued $57.5 million of Series A Preferred Stock with a yield of 9.25% and completed a $100 million 10-year senior note offering priced to yield 6.99%. In September 1997, the Company completed the second amended and restated loan agreement. The new agreement provides for total permitted borrowings of up to $200 million, reduces interest rates on borrowings, and extends the term of the agreement to September 2000. In April 1998, the Company issued $50 million of Series B Preferred Stock with a yield of 8.625%. In June 1998, the Company completed a $125 million 4-year senior note offering priced to yield 7.04%. In March 1999 the Company entered into a three-year $50 million secured revolving line of credit facility with a bank.

     Cash dividends paid totaled $1.40 per share for the six-month period ending June 30, 1999, compared with $1.34 per share for the same period in 1998. The current $.70 per quarter rate represents an annualized rate of $2.80 per share. The dividend payout ratio, that is the ratio of per share amounts for dividends paid to the diluted per share amounts of funds from operations, was approximately 83.8% for the six-month period ended June 30, 1999, compared with 83.2% for the same period in 1998. Approximately 50% of incremental cash flow from operations is expected to be retained annually through gradual reductions in the dividend payout ratio, with such funds used to fund additional investments and provide financial flexibility.

    New investments generally are funded from temporary borrowings under the Company's acquisition credit line agreement. Interest cost incurred by the Company on borrowings under its revolving credit line facilities will vary depending upon fluctuations in prime and/or LIBOR rates. With respect to the unsecured acquisition credit line, interest rates depend in part upon changes in the Company's ratings by national agencies. Borrowings under the $200 million facility bear interest at LIBOR plus 1.00% or, at the Company's option, at the prime rate. Borrowings under the $50 million facility bear interest at LIBOR plus 2.00% or, at the Company's option, at the prime rate. The Company expects to periodically replace funds drawn on the revolving credit facilities through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Historically, the Company's strategy has been to match the maturity of its indebtedness with the maturity of its assets and to employ fixed-rate long-term debt to the extent practicable.


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

     The Company is reviewing risks with regard to the ability of the Company's own internal operations, the impact of outside vendors' ability to operate, and the impact of tenants' ability to operate. The Company initially focused this review on mission-critical operations, recognizing that other potential effects are expected to be less material. Based upon information available from technology vendors to date, the Company does not believe that there are issues which could have a material effect upon its operations with respect to its own internal operations, its technology infrastructure, information systems, and software. In those cases where there are compliance issues, these are considered to be minor in nature, and remedies are already identified. Expenditures for such remedies will not be material.

     With respect to the Company's material outside vendors, such as its banks, payroll processor, and telecommunications providers, the Company's assessment will cover the compliance efforts of significant vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects as to the Company's business and operations. Based upon its assessment of outside vendors, the Company does not believe that there are issues which could have a material effect upon its operations.

     With respect to the Company's tenants, borrowers, and properties, the Company's assessment will cover the tenants' compliance efforts, the possibility of any interface difficulties or electromechanical problems relating to compliance by material vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects. Based upon responses from tenant surveys to date, the Company does not believe that there are tenant/property-related issues which could have a material effect upon its operations.

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

     The Company intends to implement identified remedies, to continue to monitor Year 2000 issues, and will develop contingency plans if, and to the extent, deemed necessary. However, based upon current information and barring developments, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessments.

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

  (a) The Company's Annual Meeting of Shareholders was held on April 20, 1999.

  (b) The following directors were re-elected at the meeting for a three-year term:

                  Essel W. Bailey, Jr.
                  Martha A. Darling
                  Harold J. Kloosterman

      The following directors were not elected at the meeting but their term of office continued after the meeting:

                  James E. Eden
                  Thomas F. Franke
                  Henry H. Greer
                  Bernard J. Korman
                  Edward Lowenthal
                  Robert L. Parker

  (c) In addition to the election of the directors, stockholders were requested to vote on the approval of an amendment to the Company's Articles of Incorporation to increase the total number of authorized shares of the Company's common stock from 50 million to 100 million.


                                                Election of Directors
                                                ---------------------
                                                                                       Approval of increase
                                                                                        in authorized shares
            Manner of                Essel W.          Martha A.       Harold J.          of the Company's
            Vote Cast               Bailey, Jr.         Darling       Kloosterman           Common Stock
        ----------------         ----------------  ----------------   -----------     ------------------
        For                          17,526,323        17,515,223       17,525,538           14,126,779
        Withheld                        111,870           122,970          112,655
        Against                                                                               3,391,649
        Abstentions and broker                                                                  119,765
        nonvotes


Item 6.  Exhibits and Reports on Form 8-K


  (a)    Exhibits - The following Exhibits are filed herewith:


         Exhibit         Description
         -------         -----------

          3.1            Form of Articles of Amendment to the Company's Articles
                         of Incorporation, as amended
          27             Financial Data Schedule


  (b)    Reports on Form 8-K:

    The following reports on Form 8-K were filed since March 31, 1999:

       Form 8-K  dated  April 20,  1999:  Report  with the  following exhibits:

                   Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of April 20, 1999

                   Articles of Restatement of Omega Healthcare Investors, Inc., as amended on April 20, 1999

                   Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series A Junior Participating Preferred Stock) and Exhibit B thereto (Form of Right Certificate)

                   Press Release issued by Omega Healthcare Investors, Inc. on May 12, 1999

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant


Date:  July 16, 1999                          By:  /s/ESSEL W. BAILEY, JR.
                                                   ----------------------------
                                                         Essel W. Bailey, Jr.
                                                         President

Date:  July 16, 1999                          By:  /s/DAVID A. STOVER
                                                   ----------------------------
                                                         David A. Stover
                                                         Chief Financial Officer