Form 10-Q
period 1999-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 1999-11-02
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       or
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-11316

                        OMEGA HEALTHCARE INVESTORS, INC.
             (Exact name of Registrant as specified in its charter)

                   Maryland                            38-3041398
         (State of Incorporation)         (I.R.S. Employer Identification No.)

                 900Victors  Way,  Suite 350,  Ann Arbor,  MI 48108  (Address of
                    principal executive offices)

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

Yes   X                           No
    -----                            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999

    Common Stock, $.10 par value                              19,887,250
              (Class)                                     (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.

                                    FORM 10-Q

                               September 30, 1999

                                      INDEX

                                                                     Page No.
                                                                     --------
PART I   Financial Information
------   ---------------------

Item 1.  Condensed Consolidated Financial Statements:

         Balance Sheets
            September 30, 1999 (unaudited)
            and December 31, 1998..................................     2


         Statements of Operations (unaudited)-
            Three-month and Nine-month periods ended
            September 30, 1999 and 1998............................     3


         Statement of Cash Flows (unaudited)-
            Nine-month periods ended
            September 30, 1999 and 1998............................     4


         Notes to Condensed Consolidated Financial Statements
            September 30, 1999 (unaudited).........................     5


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................     9


PART II  Other Information
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K .........................    15

                         PART 1 - FINANCIAL INFORMATION



Item 1.      Financial Statements

                        OMEGA HEALTHCARE INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                 (In Thousands)


                                                                            September 30      December 31,
                                                                                1999              1998
                                                                                ----              ----
                                                                            (Unaudited)        (See Note)
              ASSETS
Real estate properties
  Land and buildings at cost .............................................. $   721,445      $   643,378
  Less accumulated depreciation ...........................................     (69,125)         (56,385)
                                                                                -------          -------
    Real estate properties - net ..........................................     652,320          586,993
  Mortgage notes receivable ...............................................     251,911          340,455
                                                                                -------          -------
                                                                                904,231          927,448
Other investments .........................................................      60,196           41,753
Other real estate .........................................................      76,834                -
                                                                                 ------           ------
                                                                              1,041,261          969,201
Assets held for sale ......................................................      25,097           35,289
                                                                                 ------           ------
  Total Investments (Cost of $1,135,483 at September 30, 1999
    and $1,060,875 at December 31, 1998) ..................................   1,066,358        1,004,490

Cash and short-term investments ...........................................         183            1,877
Goodwill and non-compete agreements - net .................................       3,178            4,422
Other assets ..............................................................      15,343           21,856
                                                                                 ------           ------
     Total Assets                                                           $ 1,085,062      $ 1,032,645
                                                                            ===========      ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Acquisition lines of credit ............................................... $   195,100      $   123,000
Unsecured borrowings ......................................................     311,131          311,570
Secured borrowings ........................................................      21,510           21,784
Subordinated convertible debentures .......................................      48,405           48,405
Deferred purchase obligation ..............................................       6,467                -
Accrued expenses and other liabilities ....................................      11,583           22,124
                                                                                 ------           ------
     Total Liabilities                                                          594,196          526,883

Preferred Stock ...........................................................     107,500          107,500
Common stock and additional paid-in capital ...............................     449,364          454,445
Cumulative net earnings ...................................................     250,624          212,434
Cumulative dividends paid .................................................    (315,071)        (266,054)
Stock option loans ........................................................      (2,796)          (2,863)
Unamortized restricted stock awards .......................................        (652)            (461)
Accumulated other comprehensive income ....................................       1,897              761
                                                                                  -----           ------
     Total Shareholders' Equity                                                 490,866          505,762
                                                                                -------          -------
                                                                            $ 1,085,062      $ 1,032,645
                                                                            ===========      ===========


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

                        OMEGA HEALTHCARE INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                    (In Thousands, Except Per Share Amounts)



                                                                          Three Months Ended         Nine Months Ended
                                                                             September 30,              September 30,
                                                                             -------------              -------------
                                                                          1999          1998         1999          1998
                                                                          ----          ----         ----          ----
Revenues
  Rental income ....................................................... $ 19,723     $ 19,602     $  56,431    $  55,602
  Mortgage interest income ............................................    8,671        6,905        29,076       21,658
  Other investment income .............................................    1,694        1,758         5,105        4,920
  Other real estate income ............................................      951            -           951            -
  Miscellaneous .......................................................      264          169           530          448
                                                                           -----        -----         -----        -----
                                                                          31,303       28,434        92,093       82,628
Expenses
  Depreciation and amortization .......................................    6,488        5,758        17,948       16,730
  Interest ............................................................   10,992        8,108        31,504       23,787
  General and administrative ..........................................    1,468        1,410         4,451        4,082
                                                                           -----        -----         -----        -----
                                                                          18,948       15,276        53,903       44,599
                                                                          ------       ------        ------       ------
Net earnings before gain on distribution of Omega
  Worldwide, Inc. and preferred stock dividends .......................   12,355       13,158        38,190       38,029
Gain on distribution of Omega Worldwide, Inc ..........................        -            -             -       30,240
                                                                          ------       ------        ------       ------
Net earnings ..........................................................   12,355       13,158        38,190       68,269
Preferred stock dividends .............................................   (2,408)      (2,408)       (7,224)      (5,786)
                                                                          ------       ------        ------       ------
Net earnings available to common ...................................... $  9,947     $ 10,750      $ 30,966    $  62,483
                                                                         =======     ========      ========     ========

Net Earnings per common share:
  Basic before gain on distribution ................................... $   0.50     $   0.53      $   1.56    $    1.61
                                                                          ======       ======        ======       ======
  Diluted before gain on distribution ................................. $   0.50     $   0.53      $   1.56    $    1.61
                                                                          ======       ======        ======       ======
  Basic after gain on distribution .................................... $   0.50     $   0.53      $   1.56    $    3.13
                                                                          ======       ======        ======       ======
  Diluted after gain on distribution .................................. $   0.50     $   0.53      $   1.56    $    3.13
                                                                          ======       ======        ======       ======

Dividends paid per common share ....................................... $   0.70     $   0.67      $   2.10    $    2.01
                                                                          ======       ======        ======       ======

Average Shares Outstanding, Basic .....................................   19,872       20,173        19,872       19,979
                                                                          ======       ======        ======       ======
Average Shares Outstanding, Diluted ...................................   19,873       20,178        19,873       19,983
                                                                          ======       ======        ======       ======

Other comprehensive income (loss), net of taxes:
  Unrealized Gain on Omega Worldwide, Inc. ............................ $     36     $ (2,835)     $  1,136    $   3,096
                                                                            ====     ========       =======      =======

Total comprehensive income ............................................ $ 12,391     $ 10,323      $ 39,326    $  71,365
                                                                        ========     ========      ========     ========


            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                    Unaudited
                                 (In Thousands)


                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                      1999           1998
                                                                                                      ----           ----

Operating activities
Net earnings .....................................................................................  $ 38,190     $  68,269
Adjustment to reconcile net earnings to cash provided by operating activities:
  Depreciation and amortization ..................................................................    17,948        16,730
  Income realized on assets held for sale ........................................................     2,214             -
  Other non-cash charges .........................................................................       385           946
  Gain on distribution of Omega Worldwide ........................................................         -       (30,240)
                                                                                                       -----       -------
Funds from operations available for distribution and investment ..................................    58,737        55,705
Net change in operating assets and liabilities ...................................................    (4,134)      (16,418)
                                                                                                      ------       -------

Net cash provided by operating activities ........................................................    54,603        39,287

Cash flows from financing activities
  Proceeds (payments) of acquisition lines of credit..............................................    72,100       (44,000)
  Proceeds from unsecured note offering ..........................................................         -       125,000
  Proceeds from preferred stock offering .........................................................         -        50,000
  Payments of long-term borrowings ...............................................................      (274)         (217)
  Receipts from Dividend Reinvestment Plan .......................................................     1,878         1,331
  Dividends paid .................................................................................   (49,017)      (45,227)
  Purchase of 312,100 shares of common stock for retirement ......................................    (8,740)            -
  Costs of raising capital .......................................................................         -        (3,390)
  Other ..........................................................................................       431         1,204
                                                                                                         ---         -----
Net cash provided by financing activities ........................................................    16,378        84,701

Cash flow from investing activities
  Acquisition of real estate .....................................................................   (73,378)     (118,345)
  Placement of mortgage loans.....................................................................   (22,944)      (12,000)
  Proceeds from assets held for sale .............................................................     7,829             -
  Net proceeds from sale of Omega Worldwide shares ...............................................         -        16,938
  Fundings of other investments - net ............................................................   (10,798)      (10,241)
  Collection of mortgage principal ...............................................................    26,616         2,250
  Other ..........................................................................................         -        (2,613)
                                                                                                      ------        ------
Net cash used in investing activities ............................................................   (72,675)     (124,011)
                                                                                                     -------      --------

Decrease in cash and short-term investments ......................................................  $ (1,694)    $     (23)
                                                                                                    ========         =====


            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1999

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note B - Asset Concentrations

     As of September 30, 1999,  89.6% of the cost of the  Company's  real estate investments ($973.4 million) is related to long-term care skilled nursing facilities, 4.9% to assisted living facilities, 2.4% to rehabilitation hospitals, and 3.1% to medical office facilities. These healthcare facilities are located in 30 states and are operated by 29 independent healthcare operating companies. Approximately 79.1% of the Company's total investments are operated by nine public companies, including Sun Healthcare Group, Inc. (24.7%), Integrated Health Services, Inc. (15.3%), Advocat Inc. (10.6%), RainTree Healthcare Corporation (f.k.a. Unison Healthcare Corporation) (7.8%), Genesis Health Ventures, Inc. (6.7%), Mariner Post-Acute Network (5.6%), Alterra
Healthcare Corporation (3.2%) and two other public companies (5.2%). The two largest private operators represent 4.4% and 3.0% of investments, and no other operator represents more than 2.5% of investments. Total investments include Other Real Estate operated for the Company's own account (see Note C). The three largest states in which investments are located are Florida (14.1%), Texas (7.5%) and California (6.4%).


Note C - Portfolio Valuation Matters

     In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications. Additionally, the Company actively monitors and manages its investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, it engages in various collection and foreclosure activities. The Company believes its management has the skills, knowledge and experience to deal with such issues as may arise from time to time.

     When the Company acquires real estate pursuant to a foreclosure proceeding, it is classified as "other real estate" and recorded at the lower of cost or fair value based on appraisal. Additionally, when a formal plan to sell real estate is adopted, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated net realizable value. Based on management's current review of the lease and mortgage portfolio, no provision for impairment of leased assets or collection losses of mortgage principal is required as of September 30, 1999.


Assets Held For Sale

     During 1998 management was authorized to initiate a plan to dispose of certain properties judged to have limited long-term potential and to redeploy the proceeds. As of September 30, 1999, the carrying value of assets held under plan for disposition total $25.1 million. During the three-month and nine-month periods ended September 30, 1999, the Company realized disposition proceeds of $1.0 million and $7.8 million, respectively. Reported net rental revenue for the 1999 three-month and nine-month periods excludes approximately $898,000 and $2.2 million, respectively, of income realized from these assets.


Other Real Estate

     The Company owns 18 facilities with 1,665 beds located in three states, which are operated for its own account. The investment in this real estate is classified under Other Real Estate as of September 30, 1999. It includes 12 nursing homes located in Massachusetts and Connecticut with 1,259 licensed beds. The facilities were acquired by the Company on July 14, 1999 in lieu of foreclosure and are currently being managed by Genesis Healthcare. At September 30, 1999, the Company had invested approximately $70.4 million in these facilities. The Company presently is considering negotiating a lease with one or more new operators or selling the facilities. Income from these facilities approximated $850,000 for the period from July 15 through September 30, 1999.

     Other Real Estate also includes six facilities with 406 licensed beds located in Indiana. Pursuant to the reorganization completed by RainTree Healthcare Corporation, formerly known as Unison Healthcare Corporation, the Company terminated its lease with respect to these six facilities. In exchange for terminating the lease, the Company received $1 million in cash and a $3 million secured note. Income realized for the three months ended September 30, 1999 was approximately $101,000.

Property Agreement with Sun Healthcare Group

     On October 14, 1999, the Company completed a comprehensive property agreement with Sun Healthcare Group ("Sun") related to the 54 facilities leased by the Company to Sun. Immediately after the agreement was signed, Sun filed for Chapter 11 reorganization with the Federal Bankruptcy Court at Wilmington, Delaware and filed a motion with the Bankruptcy Court for authority to fulfill the terms of the comprehensive property agreement. The Federal Bankruptcy Court has set a November 12, 1999 hearing date with respect to the comprehensive property agreement. If approved, the agreement will confirm the existing economic terms of lease agreements between the Company and Sun with respect to 50 healthcare properties, representing $219 million in investments and $23.2 million in annual rental revenues. Four facilities involving an original investment of $19.8 million and annual rents of $2.1 million will be managed by new operators for the account of the Company if operating leases are not in place upon entry of the court order. As of the date of this report, the Company has arranged for the lease of one of these facilities with no substantive change to the rent and other terms of the lease as compared with the Sun lease. Pending the confirmation of the court order, the Company is considering its various options with respect to the remaining three facilities.


Purchase / Prepayment Options

     The Company received notice from a mortgagor that it intends to prepay a mortgage balance of approximately $26 million. On September 30, 1999 the mortgagor received a commitment from HUD and it expects to complete the refinancing on or about November 30, 1999.

     One tenant has exercised its purchase option to acquire three custodial care facilities and one skilled nursing facility leased from the Company, with a cost of $15.3 million and net carrying amount of $12.6 million. An appraisal process to establish the purchase price was completed on October 29, 1999, resulting in sales proceeds of $7.5 million. The sale is expected to close on or before November 10, 1999 and will result in the recognition of a loss of approximately $5 million during the fourth quarter of 1999.


Note D - Preferred Stock

     During 1997, the Company issued 2.3 million shares of 9.25% Series A Cumulative Preferred Stock at $25 per share. During 1998, the Company issued 2 million shares of 8.625% Series B Cumulative Preferred Stock at $25 per share. Dividends on the preferred stock are cumulative from the date of original issue and are payable quarterly.


Note E - Net Earnings Per Share

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share amounts reflect the dilutive effect of stock options (970 shares and 4,531 shares for the nine-month periods in 1999 and 1998, respectively). Assumed conversion of the Company's 1996 convertible debentures is antidilutive.


Note F - Omega Worldwide, Inc.

     As of September 30, 1999 the Company holds a $7,362,000 investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of Preferred stock. The Company has guaranteed repayment of $25 million of Worldwide permitted borrowings pursuant to a revolving credit facility in exchange for a 1% annual fee and an unused fee of 25 basis points. The Company has been advised that at September 30, 1999 no borrowings are outstanding under Worldwide's revolving credit facility. Additionally, the
Company  has a  Services  Agreement  with  Worldwide,  which  provides  for  the allocation  of  indirect  costs  incurred  by  the  Company  to  Worldwide.  The allocation of indirect costs is based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Indirect costs allocated to Worldwide for the three-month and nine-month periods ending September 30, 1999 were $186,000 and $580,000, respectively, compared with $152,000 and $303,000 for the same periods in 1998.


Note G - Shareholder Rights Plan

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


Note H - Subsequent Events

         On October 19, 1999 the Board of Directors declared its regular quarterly dividend of $.70 per share to be paid November 15, 1999 to common shareholders of record on October 29, 1999. In addition, the board declared its regular quarterly dividends of $.578 per share and $.539 per share, respectively, to be paid on November 15, 1999 to Series A and Series B Cumulative Preferred shareholders of record on October 29, 1999.

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


Results of Operations

     Revenues for the three-month and nine-month periods ending September 30, 1999 totaled $31.3 million and $92.1 million, respectively, an increase of $2.9 million and $9.5 million, respectively, over the periods ending September 30, 1998. The 1999 revenue growth stems primarily from new real estate investments of approximately $255.8 million during the twelve-month period ending September 30, 1999, offset by revenues of approximately $7.2 million from assets identified for sale. Additionally, approximately $1.0 million of revenue growth stems from participating incremental net revenues that became effective in 1999. As of September 30, 1999, gross real estate investments of $973 million have an average annualized yield of approximately 11.4%.

     Expenses for the three-month and nine-month periods ended September 30, 1999 totaled $18.9 million and $53.9 million, respectively, an increase of $3.7 million and $9.3 million, respectively, over expenses for 1998. The provision for depreciation and amortization for the three-month and nine-month periods ended September 30, 1999 totaled $6,488,000 and $17,948,000, respectively, increasing $730,000 and $1,218,000 over the same periods in 1998. The increase for the three-month and nine-month periods relates to higher average real property investments and additions to other real estate stemming from foreclosure proceedings.

     Interest expense for the three-month and nine-month periods ended September 30, 1999 was $11.0 million and $31.5 million, respectively, compared with $8.1 million and $23.8 million, respectively, for the same periods in 1998. The increase in 1999 is primarily due to higher average outstanding borrowings during the 1999 period at slightly lower rates than the same period in the prior year.

     General and administrative expenses for the three-month and nine-month periods ended September 30, 1999 totaled $1.5 million and $4.5 million, respectively. These expenses for the three-month and nine-month periods were approximately 4.7% and 4.8% of revenues, respectively, as compared to 5.0% and 4.9% of revenues, respectively, for the 1998 periods.

     Net earnings available to common shareholders were $9,947,000 and $30,966,000 for the three-month and nine-month periods in 1999, respectively, decreasing approximately $803,000 and $1,277,000 from the 1998 periods (excluding the non-recurring gain of $30.2 million in 1998). The decrease stems primarily from non-recognition of income from assets held for sale of $898,000 and $2,214,000 for the three-month and nine-month periods, respectively. Net earnings per diluted common share (excluding the non-recurring gain in 1998) decreased from $0.53 to $0.50 for the three-month period and decreased from $1.61 to $1.56 for the nine-month period as a result of the non-recognition of income on assets held for sale ($.04 per share for the three-month period and $.10 per share for the nine-month period), coupled with the effect of increased dividends from preferred stock issued in 1998. The decrease from these items is mitigated by the aforementioned asset growth and the reduction in average shares outstanding from the share repurchase program for the nine-month period.

     Funds from Operations ("FFO") totaled $17,446,000 and $51,466,000 for the three-month and nine-month periods ending September 30, 1999, representing an increase of approximately $825,000 and $2,155,000 over the same periods in 1998. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation.

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

    At September 30, 1999, the Company has a strong financial position with total assets of $1.1 billion, shareholders' equity of $490.9 million, and long-term debt of $381.0 million, representing approximately 35% of total capitalization. Long-term debt excludes funds borrowed by the Company under its acquisition credit agreements. The Company anticipates maintaining a long-term debt-to-capitalization ratio of approximately 40%. The Company has $250 million available under its revolving credit facilities, of which $195.1 million was drawn at September 30, 1999. During the remainder of 1999, the Company expects to receive approximately $35 million related to sale proceeds from the exercise of a lease/purchase option by a tenant and the prepayment of a mortgage.

    On January 14, 1999, the Company's Form S-3 registration statement permitting the issuance of up to $300 million related to common stock, unspecified debt, preferred stock and convertible securities was declared effective by the Securities and Exchange Commission. Additionally, in February 1997, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering common stock totaling $100 million to be issued in connection with future property acquisitions.

    The Company has demonstrated a strong capacity for access of capital markets and has raised more than $1.2 billion in debt and equity capital since it was organized in 1992. The Company raised more than $500 million in equity, including $130 million from the initial public offering in 1992, $73 million from a follow-on common stock offering in 1994, $165 million from the Health Equity Properties acquisition in 1994 and three additional offerings, including the offering of Series A and Series B Preferred Stock. Additionally, over $700 million of debt capital has been raised, some of which has been used to retire secured borrowings with higher interest rates. In 1996, the Company completed a placement of $95 million of 8.5% Convertible Subordinated Debentures due 2001, and executed an agreement to increase its current bank line of credit facility by $50 million and to extend the term of the revolving credit agreement to July 1999. In 1997, the Company issued $57.5 million of Series A Preferred Stock with a yield of 9.25% and completed a $100 million 10-year senior note offering priced to yield 6.99%. In September 1997, the Company completed the second amended and restated loan agreement. The new agreement provides for total permitted borrowings of up to $200 million, reduces interest rates on borrowings, and extends the term of the agreement to September 2000. In April 1998, the Company issued $50 million of Series B Preferred Stock with a yield of 8.625%. In June 1998, the Company completed a $125 million 4-year senior note offering priced to yield 7.04%. In March 1999 the Company entered into a three-year $50 million secured revolving line of credit facility with a bank.

     Cash dividends paid totaled $2.10 per share for the nine-month period ending September 30, 1999, compared with $2.01 per share for the same period in 1998. The current $.70 per quarter rate represents an annualized rate of $2.80 per share. The dividend payout ratio, that is the ratio of per share amounts for dividends paid to the diluted per share amounts of funds from operations, was approximately 83.1% for the nine-month period ended September 30, 1999, compared with 83.4% for the same period in 1998. Approximately 50% of incremental cash flow from operations is expected to be retained annually through gradual reductions in the dividend payout ratio, with such funds used to fund additional investments and provide financial flexibility.

     New investments generally are funded from temporary borrowings under the Company's acquisition credit line agreement. Interest cost incurred by the Company on borrowings under its revolving credit line facilities will vary depending upon fluctuations in prime and/or LIBOR rates. With respect to the unsecured acquisition credit line, interest rates depend in part upon changes in the Company's ratings by national agencies. The term of the $200 million unsecured facility expires on September 30, 2000. Borrowings under the facility bear interest at LIBOR plus 1.00% or, at the Company's option, at the prime rate. Borrowings under the $50 million facility bear interest at LIBOR plus 2.00% or, at the Company's option, at the prime rate. The Company expects to periodically replace funds drawn on the revolving credit facilities through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Historically, the Company's strategy has been to match the maturity of its indebtedness with the maturity of its assets and to employ fixed-rate long-term debt to the extent practicable. Difficult capital markets continue to limit the Company's access to growth capital, and the Company is considering options to improve liquidity and strengthen its balance sheet. For example, if capital market conditions place limitations on the Company's access to traditional sources of capital, the Company expects to target real estate investments to sell as a source of additional liquidity and for payments of term obligations as they mature.


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

     The Company has reviewed risks with regard to the ability of the Company's own internal operations, the impact of outside vendors' ability to operate, and the impact of tenants' ability to operate. The Company has focused this review on mission-critical operations, recognizing that other potential effects are expected to be less material. Based upon information available from technology vendors to date, the Company does not believe that there are issues which could have a material effect upon its operations with respect to its own internal operations, its technology infrastructure, information systems, and software. In those cases where there are compliance issues, these are considered to be minor in nature, and remedies are already identified. Expenditures for such remedies will not be material.

     With respect to the Company's significant outside vendors, such as its banks, payroll processor, and telecommunications providers, the Company's assessment has covered the compliance efforts of significant vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects as to the Company's business and operations. Based upon its assessment of outside vendors, the Company does not believe that there are issues which could have a material effect upon its operations.

     With respect to the Company's tenants and properties, the Company's assessment has covered the tenants' compliance efforts, the possibility of any interface difficulties or electromechanical problems relating to compliance by material vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects. Based upon responses from tenant surveys to date, the Company does not believe that there are tenant/property-related issues which could have a material effect upon its operations.

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

     Based upon current information, the Company believes that the risk posed by foreseeable Year 2000 related problems with its internal systems (including both information and non-information systems) is minimal. Year 2000 related problems with the Company's software applications and internal operational programs are unlikely to cause more than minor disruptions in the Company's operations. Year 2000 related problems at certain of its third-party service providers, such as its banks, payroll processor, and telecommunications provider, is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. For example, Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll, and could disrupt the Company's internal and external communications.

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

     The Company has implemented identified remedies, will continue to monitor Year 2000 issues, and will develop contingency plans if, and to the extent, deemed necessary. However, based upon current information and barring developments, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessments.

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

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits - The following Exhibits are filed herewith:

           Exhibit     Description
           -------     -----------
             3.1       Articles of Amendment to the Company's Articles of
                       Incorporation, as amended
            27         Financial Data Schedule

(b) Reports on Form 8-K - None were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant


Date:   November 2, 1999                    By:  /s/ESSEL W. BAILEY, JR.
                                                 -----------------------
                                                 Essel W. Bailey, Jr.
                                                 President

Date:   November 2, 1999                    By:  /s/DAVID A. STOVER
                                                 -----------------------
                                                 David A. Stover
                                                 Chief Financial Officer