Form 10-K
period 1999-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2000-01-25
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999.

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
      (State or other jurisdiction      (I.R.S. Employer Identification No.)
         or organization)

     900 Victors Way, Suite 350                     48108
        Ann Arbor, Michigan                      (Zip Code)
  (Address of Principal Executive
           Offices)

        Registrant's telephone number, including area code: 734-887-0200

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Exchange on
          Title of Each Class                           Which Registered
          -------------------                           ----------------
     Common Stock, $.10 Par Value                   New York Stock Exchange
    8.5% Convertible Debentures, Due 2001           New York Stock Exchange
   9.25% Series A Preferred Stock, $1 Par Value New York Stock Exchange 8.625% Series B Preferred Stock, $1 Par Value New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock of the registrant held by non-affiliates was $244,815,000 based on the $12.6875 closing price per share for such stock on the New York Stock Exchange on December 31, 1999.

    As of December 31, 1999 there were 19,877,371 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's definitive Proxy Statement, which will be filed with the Commission on or before February 29, 2000, is incorporated by reference in Part III of this Form 10-K.

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

    In November 1997, the Company formed Omega Worldwide, Inc. ("Worldwide"), a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. On April 2, 1998 the Company contributed substantially all of its Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. Of the 8,500,000 shares of Worldwide received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the shareholders of the Company on the basis of one Worldwide share for every 3.77 common shares of the Company held by shareholders of the Company on the record date of February 1, 1998. Of the remaining 3,300,000 shares of Worldwide received by the Company, 2,300,000 shares were sold by the Company on April 3, 1998 for net proceeds of approximately $16,250,000 in a secondary offering pursuant to a registration statement of Worldwide. The market value of the distribution to shareholders approximated $39 million or $1.99 per share. A non-recurring gain of $30.2 million was recorded on the distribution and secondary offerings of Worldwide common shares during 1998. (See Note 10 to the Consolidated Financial Statements).

    As of December 31, 1999, the Company holds an $8,015,000 investment in Worldwide represented by 1,163,000 shares of common stock and 260,000 shares of Preferred stock. It also holds a $1,615,000 investment in Principal represented by 990,000 ordinary shares of Principal.

    The Company and Worldwide have entered into an Opportunity Agreement to provide each other with rights to participate in certain transactions and make certain investments. The Opportunity Agreement provides, subject to certain terms, that, regardless of whether the following kinds of investments (each a "REIT Opportunity") first come to the attention of the Company or Worldwide, the Company will have the right to: make any investment within the United States (a) in real estate, real estate mortgages, real estate derivatives or entities that invest exclusively in or have a substantial portion of their assets in any of the foregoing, so long as the Company's REIT status would not be jeopardized by the investment; and (b) that, if made by a REIT, would not result in the termination of the REIT's status as a REIT under Sections 856 through 860 of the Internal Revenue Code ("Code"). However, Worldwide will have the right, regardless of whether the following kinds of investments (each a "Worldwide Opportunity") first come to the attention of the Company or Worldwide, to: (a) provide advisory services and/or management services to any healthcare investors, wherever located; (b) acquire or make debt and/or equity investments (through a joint venture or otherwise) in any healthcare investor or in healthcare real estate-related assets outside the United States; (c) make investments in any entity conducting healthcare operations; and (d) make any other real estate, finance or other investments not customarily undertaken by a qualified REIT. If Worldwide declines to pursue a Worldwide Opportunity, it must offer that opportunity to the Company, and if the Company declines to pursue a REIT Opportunity, it must offer that opportunity to Worldwide. Each of the Company and Worldwide may participate, in its discretion, in any REIT Opportunity or Worldwide Opportunity that the other requests be pursued jointly. The terms upon which each of the Company and Worldwide elect to participate in such an opportunity will be negotiated in good faith and must be mutually acceptable to the respective boards of directors of the Company and Worldwide, with the affirmative votes of the independent directors of the board of directors of the Company and Worldwide. Each of the Company and Worldwide has agreed to notify the other of and make available to the other investment opportunities developed by such party or of which such party becomes aware but is unable or unwilling to pursue. The Opportunity Agreement has a term of ten years and automatically renews for successive five-year terms unless terminated. In response to an opportunity offered to the Company by Worldwide, the Company acquired the equivalent of up to 9.9% of the common shares of Principal Healthcare Finance Trust ("the Trust"), an Australian Unit Trust, which owns 40 nursing home facilities and 475 assisted living units in New South Wales.

    As of December 31, 1999, the Company's portfolio of domestic investments consisted of 211 long-term care facilities, 3 medical office buildings and 2 rehabilitation hospitals. The Company owns and leases 147 long-term facilities, 3 medical office buildings and 2 rehabilitation hospitals, and provides mortgages, including participating and convertible participating mortgages on 64 long-term healthcare facilities. The facilities are located in 28 states and operated by 24 unaffiliated operators. The Company's gross real estate investments at December 31, 1999 totaled $892 million.

    The Company initiated a plan during 1998 to dispose of certain properties judged to have limited incremental potential and to re-deploy the proceeds from sale. Following a review of the portfolio, assets identified for sale had a cost of $95 million, a net carrying value of $83 million, and annualized revenues of approximately $11.4 million. After consideration of the results of sales and other developments identified as part of the continuing evaluation of the assets held for sale, the Company recorded a provision for impairment of $6.8 million to adjust the carrying value of those assets judged to be impaired to their estimated fair value, less cost of disposal. During 1998, the Company completed sales of two groups of assets, yielding sales proceeds of $42,036,000. Gains realized in the dispositions approximated $2.8 million.

    During 1999, new investments approximated $103 million as a result of entering into sale/leaseback transactions and making mortgage loans and other investments. Also during 1999, the Company completed asset sales yielding net proceeds of $18.2 million. In 1999 a loss of $10.5 million was recognized on these assets. In the 1999 fourth quarter, management initiated a plan for additional asset sales. The assets identified as for sale in 1999 had a cost of $33.8 million, a net carrying amount of $28.6 million and annualized revenue of approximately $3.4 million. As a result of this review, the Company recorded a provision for impairment of $19.5 million to adjust the carrying value of assets targeted for sale to their estimated fair value, less cost of disposal. The Company is committed to sell the remaining facilities as soon as practicable.

    At January 15, 1999 the Company employed 28 full-time employees. The executive offices of the Company are located at 900 Victors Way, Suite 350, Ann Arbor, Michigan, 48108. Its telephone number is (734) 887-0200.

Investment Objectives

    The investment objectives of the Company are to pay regular cash dividends to shareholders; to provide the opportunity for increased dividends from annual increases in rental and interest income from revenue participations and from portfolio growth; to preserve and protect shareholders' capital; and to provide the opportunity to realize capital growth.

    Given the current challenging operating environment and the Company's limited access to new equity capital, the Company may invest through joint ventures or partnerships with capital partners rather than directly.

Investment Strategies and Policies

    The Company maintains a diversified portfolio of income-producing healthcare facilities or mortgages thereon, with a primary focus on long-term care facilities located in the United States. In making investments, the Company generally seeks and intends to focus on established, creditworthy, middle-market healthcare operators which meet the Company's standards for quality and experience of management. Although the Company has emphasized long-term care investments, it intends to diversify prudently into other types of healthcare facilities or other properties. The Company seeks to diversify its investments in terms of geographic locations, operators and facility types.

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

    Purchase/Leaseback. The Company's owned properties are generally leased under provisions of leases for terms ranging from 8 to 17 years, plus renewal options. The leases originated by the Company generally provide for minimum annual rentals which are subject to annual formula increases (i.e., based upon such factors as increases in the Consumer Price Index ("CPI") or increases in the revenues of the underlying properties), with certain fixed minimum and maximum levels. Generally, the operator holds an option to repurchase at set dates at prices based on specified formulas. The average annualized yield from leases was 11.42% at January 1, 2000.

    Convertible Participating Mortgage. Convertible Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. Convertible Participating Mortgages afford the Company an option to convert its mortgage into direct ownership of the property, generally at a point six to nine years from inception; they are then subject to a leaseback to the operator for the balance of the original agreed term and for the original agreed participations in revenues or CPI adjustments. This allows the Company to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out the Company's option at prices based on specified formulas. The average annualized yield on these mortgages was approximately 13.08 % at January 1, 2000.

    Participating Mortgage. Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. The average annualized yield on these investments was approximately 13.01% at January 1, 2000.

    Fixed-Rate Mortgage. These Mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was 11.17% at January 1, 2000.

    The following table summarizes as of December 31, 1999 the years of expiration of the Company's revenues based on the contractual maturity dates of the leases and mortgages:

                                           Mortgage
                                Rent       Interest         Total         %
                                ----       --------         -----        --
                                              (In thousands)
    2000 .................    $     -       $     -      $      -          0%
    2001 .................      3,180         1,846         5,026       4.82
    2002 .................      8,849         9,645        18,494      17.75
    2003 .................        518         3,920         4,438       4.26
    2004 .................      1,221           587         1,808       1.73
    Thereafter ...........     63,762        10,690        74,452      71.44
                               ------        ------        ------      -----
                              $77,530       $26,688      $104,218     100.00%
                              =======       =======      ========     ======
---------------

The table set forth in Item 2 -- Properties, herein, contains information regarding the Company's real estate properties, their locations, and the types of investment structures as of December 31, 1999.

Borrowing Policies

    The Company may incur additional indebtedness and anticipates it will generally maintain a long-term debt-to-capitalization ratio in the range of 40% to 45%. The Company intends to review periodically its policy with respect to its debt-to-equity ratio and to adapt such policy as its management deems prudent in light of prevailing market conditions. The Company's strategy generally has been to match the maturity of its indebtedness with the maturity of its assets, and to employ long-term, fixed-rate debt to the extent practicable.

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

    The Company has an unsecured acquisition line of credit (the revolving credit facility) which permits borrowings of up to $200,000,000 and a secured acquisition line of credit which permits borrowings of up to $50,000,000. These credit facilities provide temporary funds for new investments in healthcare facilities. The Company intends to periodically replace funds drawn on the acquisition lines through long-term, fixed-rate borrowings, the issuance of equity linked borrowings, or the issuance of additional shares of capital stock.

    The Company has approximately $80 million of indebtedness that matures July 15, 2000 and the term of its unsecured revolving credit facility expires September 30, 2000. The Company intends to extend the maturity of its revolving credit facility and to refinance the term indebtedness and may fix debt represented by the revolving credit facility and liquidate assets to pay such indebtedness or implement a plan which includes a combination of the foregoing. There can be no assurance the Company will be able to successfully extend the maturity of its unsecured line of credit or implement other alternatives, and any failure to do so could lead to an Event of Default under certain of the Company's indebtedness. Industry turmoil and continuing adverse economic conditions could cause the terms on which the Company can obtain additional borrowings to become unfavorable. If the Company is in need of capital to repay indebtedness as it matures, the Company may be required to liquidate investments in properties at times which may not permit realization of the maximum recovery on such investments. This also could result in adverse tax consequences to the Company.

    Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations contains additional information concerning liquidity and capital resources.

Government Healthcare Regulation and Reimbursements

    The healthcare industry is highly regulated by federal, state and local law, and is directly affected by state and local licensure, fines and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The Balanced Budget Act of 1997 (Budget Act) enacted a number of anti-fraud and abuse provisions and contains civil monetary penalties for an operator's violation of the anti-kickback laws. The Budget Act also imposes an affirmative duty on operators to ensure they do not employ or contract with persons excluded from the Medicare or other governmental programs. It also provides a minimum ten-year period for exclusion for participation in federal healthcare programs for operators convicted of a prior healthcare offense.

    Governmental investigations and enforcement of healthcare laws have increased dramatically and are expected to continue to increase. The increase in governmental investigations could have adverse effects on an operator's results of operations, liquidity and financial condition which could also adversely affect an operator's ability to make timely rent or interest payments to the Company. Additionally, the Budget Act, future healthcare legislation or other changes in administration or interpretation of governmental healthcare programs may have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators, which could also have a material adverse effect on their ability to make rent and interest payments to the Company.

    Potential Reduction in Revenues of Lessees/Borrowers Due to Healthcare Reform. All of the Company's properties are used as healthcare facilities, and therefore, the Company is directly affected by the risk associated with the healthcare industry. The Company's lessees and mortgagors derive a substantial portion of their net operating revenues from third party payers, including the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. Effective January 1, 1999, the majority of skilled nursing facilities shifted from payments based on reimbursable cost to a prospective payment system (PPS) for services provided to Medicare beneficiaries. Implementation of PPS will affect each long-term care facility to a different degree depending upon the amount of revenue it derives from Medicare patients. Long-term care facilities may need to restructure their operations to operate profitably under the new Medicare PPS reimbursement.

     In addition, private payers, including managed care payers, are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Efforts to impose greater discounts and more stringent cost controls are expected to continue. Any changes in reimbursement policies which reduce reimbursement levels could adversely affect revenues of the Company's lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their monthly lease or debt payments to the Company.

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

    Real estate investments are relatively illiquid and, therefore, tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. All of the Company's properties are "special purpose" properties that could not be readily converted to general residential, retail or office use. Healthcare facilities that participate in Medicare and/or Medicaid programs must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance and may be excluded from the programs -- in some cases without a prior hearing -- for failure to meet program requirements. Transfers of nursing homes and other healthcare-related facilities between operators are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of the Company's properties becomes unprofitable due to competition, age of improvements or other factors such that the lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses.

    Other changes in the healthcare industry include continuing trends toward shorter lengths of stay, increased use of outpatient services, increased federal, state and third party regulation and oversight of healthcare company operations and business practices and increased demand for capitated healthcare services (delivery of services at a fixed price per capita basis to a defined group of covered parties). The entrance of insurance companies into managed care programs is also accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of healthcare services that are reimbursed under Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. Finally, healthcare regulation through Certificates of Need ("CON") has tended to limit construction of new long-term care facilities in many states. Several states in which the Company has investments have repealed CON legislation, including California and Texas. As a result of the foregoing, the revenues and margins of the operators of the Company's facilities may decrease, resulting in a reduction of the Company's rent/interest coverage from investments.

Potential Risks from Bankruptcies

    Generally, the Company's lease arrangements with a single operator who operates more than one of the Company's facilities is pursuant to a single master lease (a "Master Lease" or collectively, the "Master Leases"). Although each lease or Master Lease provides that the Company may terminate the Master Lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978 ("Bankruptcy Code") provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Code (or debtor-in-possession in a reorganization under the Bankruptcy Code) has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations thereunder generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee in a reorganization were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible to determine at this time whether or not any lease or Master Lease contains any such provisions. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years. If any lease is rejected, the Company may also lose the benefit of any participation interest or conversion right.

    Generally, with respect to the Company's mortgage loans, the imposition of an automatic stay under the Bankruptcy Code precludes lenders from exercising foreclosure or other remedies against the debtor. A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption or rejection because it is not an executory contract or a lease. Second, the mortgagee's loan may be divided into (1) a secured loan for the portion of the mortgage debt that does not exceed the value of the property and (2) a general unsecured loan for the portion of the mortgage debt that exceeds the value of the property. A secured creditor such as the Company is entitled to the recovery of interest and costs only if and to the extent that the value of the collateral exceeds the amount owed. If the value of the collateral is less than the debt, a lender such as the Company would not receive or be entitled to any interest for the time period between the filing of the case and confirmation. If the value of the collateral does exceed the debt, interest and allowed costs may not be paid during the bankruptcy proceeding, but accrue until confirmation of a plan or reorganization or some other time as the court orders. Finally, while a lease generally would either be rejected or assumed with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and timing of principal payments, may be modified if the debtor is able to effect a "cramdown" under the Bankruptcy Code.

    The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment (such as real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. In order to protect its investments, the Company may take possession of a property or even become licensed as an operator, which might expose the Company to successorship liability to government programs or require indemnity of subsequent operators to whom it might transfer the operating rights and licenses. Should such events occur, the Company's income and cash flows from operations would be adversely affected. See Note 3 - Mortgage Notes Receivable and Note 4 - Concentration of Risk to the Company's consolidated financial statements with respect to certain of the Company's tenants and mortgagors.


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

Possible Change of Investment Strategies and Policies and Capital Structure

    The Board of Directors, without the approval of the shareholders, may alter the Company's investment strategies and policies if they determine in the future that such a change is in the best interests of the Company and its shareholders. The methods of implementing the Company's investment strategies and policies may vary as new investments and financing techniques are developed.

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

Executive Officers of the Company

    At the date of this report, the executive officers of the Company are:

     Essel W. Bailey, Jr. (55) has been President and Chief Executive Officer of the Company since March 1992, and Chairman of the Board of Directors since July 1995. Prior to that he was a Managing Director of Omega Capital, a healthcare investment partnership, from 1986 to 1992. He was previously a partner in a major Michigan law firm. Mr. Bailey was formerly a director of Evergreen Healthcare, Inc., which was a NYSE Company engaged in the operation of long-term healthcare facilities, and of Vitalink Pharmacy Services Inc., a NYSE listed company and the operator of institutional pharmacies serving the long-term care industry in the United States. Mr. Bailey serves as President, Chief Executive Officer and a director of Omega Worldwide Inc. and is the Managing Director of Principal Healthcare Finance Limited and Principal Healthcare Finance Trust.

    F. Scott    Kellman    (43)    joined   the   Company   as   Senior   Vice
President-Acquisitions in August 1993, and was appointed Executive Vice President in August 1994 and Chief Operating Officer in March 1998. From 1986 to 1989, he was Vice President of Meritor Savings Bank, the last two years as director of the healthcare lending unit. From 1989 to 1991, he served as Vice President of Van Kampen Merritt, Inc., an investment banking subsidiary of Xerox. From September 1991 to December 1992, he was employed by Philadelphia First Group, and from January 1993 through August of 1993 he was the Chief Operating Officer of Medical REIT. Since April 1998 Mr. Kellman also has been a Vice President of Omega Worldwide Inc.

    David A. Stover (54) joined the Company as Vice President and Chief Financial Officer in September 1994. Mr. Stover is a Certified Public Accountant and has 23 years' experience with the international accounting firm of Ernst & Young LLP and its predecessor firms. From 1981 through 1990, he was an audit, tax and consulting partner, spending the last of those years as area partner-in-charge of services for the firm's healthcare clients in Western

Michigan. From 1992 to 1994, Mr. Stover was principal of his own consulting firm and, from 1990 to 1992, he was Chief Financial Officer of International Research and Development Corporation. From April 1998 through February 1999, Mr. Stover was the Vice President and Chief Financial Officer of Omega Worldwide Inc.

    James P. Flaherty (52) joined the Company in 1996 and was appointed Vice President-International and Managing Director of Omega U.K. Limited in January 1997. Before he joined the Company, he was Chairman of Black Rock Capital Corporation, a leasing and merchant banking firm he founded in 1994. From April 1991 until December of 1993 Mr. Flaherty was Managing Partner of Pareto
Partners, a London based investment management firm. Prior to 1991, he was employed by American Express Bank Ltd. in London and Geneva in a number of senior management capacities and by State National Bank of Connecticut and its successor, The Connecticut Bank & Trust Co. Since April 1998 Mr. Flaherty also has been Chief Operating Officer of Omega Worldwide Inc.

    Susan A. Kovach (40) joined the Company in December 1997 as Vice President, General Counsel and Secretary. Before she joined the Company, she was a lawyer with Dykema Gossett PLLC in Detroit, Michigan for 12 years, the last three years as a senior member of the firm. Since April 1998 Ms. Kovach has served as Vice President, General Counsel and Secretary of Omega Worldwide Inc.

    Laurence Rich (40) joined the Company in January 1998 after five years as a lawyer with the firms of Dykema Gossett PLLC and Pepper, Hamilton & Scheetz. He was appointed Vice President of Acquisitions in January 1999. Previously, Mr.
Rich was Director of Operations for The Ivanhoe Companies, a residential and commercial land development and construction company located in West Bloomfield, Michigan from 1988 to 1992, and from 1983 to 1987 was Director of Marketing for Acorn Building Components, Inc., a national manufacturer of residential and commercial building products located in Detroit, Michigan.


Other Key Personnel

    Carol Albaugh (37), Controller, joined the Company in December 1996 after completing her MBA at the University of Michigan. Prior to joining the Company, she held various progressively responsible positions at Borders Group Incorporated, most recently serving as Manager of Financial Planning and Analysis through March 1996.

    Mike Clark (45), Managing Director of Information Technology, joined the Company in May 1998. Prior to joining the Company, he was the Vice President of Information Technology for Argonaut Relocation Services. Mr. Clark has over 20 years experience in all aspects of information technology, with particular expertise in information modeling and database design. He holds a B.S. in chemical engineering from the University of Michigan.

    Thomas Peterson (40), Managing Director -- Acquisitions, joined the Company in May 1998 after 13 years of investment banking and financial advisory experience. Prior to joining the Company, he served as a Principal with Cornerstone Resources in New York, a venture capital and financial advisory firm, and from 1993 to 1996 as a Vice President for First Albany Corporation. Prior to 1993, he managed various financial advisory and investment banking activities, ultimately serving as a partner in a senior services company. He has an MBA in finance from the State University of New York at Albany.

    Stephen E. Kile (34), Credit and Compliance Manager, joined the Company in June, 1998. Prior to joining the Company, he was the Controller for Arbor Intelligent Systems and a Commercial Lending Officer and Credit Analyst with Comerica Bank. Mr. Kile holds an MBA from the University of Michigan.

    Jonathan M. Veniar (50) Managing Director, joined the Company in December 1999. Prior to joining the Company, he was Vice President of Acquisitions for the Arnold Palmer Golf Management Company in San Francisco, California. Mr. Veniar received his MBA, with a concentration in finance, from Rutgers University in Newark, New Jersey.

Item 2 -- Properties

    At December 31, 1999, the Company's real estate investments were in long-term care facilities, medical office buildings and rehabilitation hospitals. The investments are either in the form of purchased facilities, which are leased to operators, or mortgages on facilities which are operated by the mortgagors or their affiliates. The facilities are located in 28 states and are operated by 24 unaffiliated operators. Basic information regarding investments as of December 31, 1999 is as follows:

                                                                  No. Of       No. Of
             Investment Structure/Operator                         Beds      Facilities     Occupancy % (1)
             -----------------------------                         ----      ----------    ---------------
  Purchase/Leaseback
  Sun Healthcare Group, Inc ................................       5,410           50             91
  Advocat, Inc .............................................       2,976           28             80
  RainTree Healthcare Corporation ..........................       1,780           18             81
  Integrated Health Services, Inc ..........................       1,581           11             82
  TLC Healthcare, Inc ......................................       1,260            9             81
  Alden Management Services, Inc ...........................         868            4             81
  USA Healthcare, Inc ......................................         668            8             73
  Alterra Healthcare Corporation (f.k.a. Alternative
    Living Services) .......................................         361 *         10            N/A
  Hunter Management Group, Inc .............................         300            1             81
  HQM of Floyd County, Inc .................................         283            3             97
  Peak Medical of Idaho, Inc ...............................         224            2             78
  Eldorado Care Center, Inc. & Magnolia Manor, Inc .........         171            2             78
  Kansas & Missouri, Inc ...................................         120            1             88
  Liberty Assisted Living Centers, LP ......................         120            1             89
  Tutera Evergreen, LLC ....................................          57            1             85
  Tenet Healthcare Corp ....................................           0            3            N/A
                                                                  ------        -----          -----
                                                                  16,179          152             84
  Convertible Participating Mortgages
  Colony of North Carolina/Sun Healthcare Group, Inc .......         546            4             94
  Integrated Health Services, Inc ..........................         180            1             82
  Senior Care Properties, Inc ..............................         150            2             70
                                                                   -----        -----          -----
                                                                     876            7             87
  Participating Mortgages
  Mariner Post-Acute Network ...............................       2,310           16             85
  Integrated Health Services, Inc ..........................       1,144            9             91
  Advocat, Inc .............................................         317            3             67
  TLC Healthcare, Inc ......................................          75            1             95
                                                                   -----        -----          -----
                                                                   3,846           29             86
  Fixed Rate Mortgages
  Texas Health Enterprises/HEA Mgmt. Group, Inc ............         679            5             64
  Essex Healthcare Corporation .............................         633            6             82
  Advocat, Inc .............................................         423            4             74
  Emerald Healthcare, Inc ..................................         300            2             92
  Tiffany Care Centers, Inc ................................         319            5             79
  Integrated Health Services, Inc ..........................         160            2             92
  Covenant Care, Inc .......................................         150            1             69
  TLC Healthcare, Inc ......................................         100            1             84
  Rocky Mountain Health Care ...............................          86            1             76
  Senior Care Properties, Inc ..............................          76            1             83
                                                                   -----        -----          -----
                                                                   2,926           28             77
                                                                   -----        -----          -----
         Total .............................................      23,827          216             84
                                                                  ======        =====          =====

(1) Generally represents data for the twelve month period ending September 30, 1999.
*Represents Assisted Living Units.
N/A - Data not reported or not applicable.


                                                                              Total
                                                 Number of      Total        Investment       Investment
Investment Structure/State                      Facilities     Beds (1)     (in $1,000)         Yield
--------------------------                      ----------     --------     -----------         -----
Purchase/Leaseback Properties:
Florida ........................................      9           1,469        $74,643          11.17 %
Illinois .......................................     12           1,736         66,067          10.57
California .....................................     18           1,454         65,913          10.22
Texas ..........................................     14           1,874         50,499          12.36
Pennsylvania ...................................      5             413         49,931          13.06
Ohio ...........................................      7             649         39,908          10.77
Arkansas .......................................     12           1,281         39,361          14.10
Alabama ........................................      9           1,152         35,932          12.70
West Virginia ..................................      7             734         30,579          10.82
Kentucky .......................................      9             757         26,963          12.80
Arizona ........................................      4             378         24,029           9.74
Indiana ........................................      8             523         23,026          11.99
North Carolina .................................      5             709         22,709          10.61
Washington .....................................      3             362         21,574          11.53
Tennessee ......................................      6             636         21,553          12.13
Colorado .......................................      5             314         17,504           9.60
Iowa ...........................................      8             668         17,213          10.61
Missouri .......................................      2             286         12,302          10.20
Idaho ..........................................      3             264         11,100          10.33
Massachusetts ..................................      1             135          8,300          11.47
Kansas.. .......................................      2             154          5,919           9.63
New Hampshire ..................................      1              68          5,800          10.61
Louisiana ......................................      1             131          4,603          11.97
Oklahoma .......................................      1              32          3,177          10.37
                                                    ---          ------        -------          -----
   Total Purchase/Leaseback ....................    152          16,179        678,605          11.42

Convertible Participating Mortgages:
Tennessee ......................................      4             546         21,560          14.20
Florida ........................................      3             330         10,796          10.86
                                                      -             ---         ------          -----
   Total Convertible Participating Mortgages ...      7             876         32,356          13.08

Participating Mortgages:
Michigan .......................................     13           1,863         46,240          15.47
Florida ........................................      8             917         35,899          10.97
North Carolina .................................      3             447         12,560          15.47
Georgia ........................................      2             304         12,000          10.08
Texas ..........................................      2             240          8,633          10.20
Indiana ........................................      1              75          4,438          10.40
                                                     --           -----        -------          -----
   Total Participating Mortgages ...............     29           3,846        119,770          13.01

Fixed Rate Mortgages:
Florida ........................................      6             723         25,860          11.62
Ohio ...........................................      6             633         16,656          11.01
Texas ..........................................      6             755          7,033           9.73
Missouri .......................................      5             319          5,122          11.45
Iowa ...........................................      2             250          3,589          12.00
Utah ...........................................      1              86          1,886          11.00
California .....................................      1              87          1,056           9.00
Nevada .........................................      1              73            289           9.00
                                                      -              --            ---           ----
   Total Fixed Rate Mortgages ..................     28           2,926         61,491          11.17
                                                     --           -----         ------          -----
   Total Real Estate Investments ...............    216          23,827       $892,222          11.68 %
                                                    ===          ======       ========          =====

(1) Beds include a total of 361 assisted living units.

Item 3 -- Legal Proceedings

    There were no legal proceedings pending as of December 31, 1999, or as of the date of this report, to which the Company is a party or to which the properties are subject, which were likely to have a material adverse effect on the operations of the Company or on its financial condition.

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

                                     PART II

Item 5 -- Market for Registrants' Common Equity and Related Shareholder Matters

    The Company's shares of common stock are traded on the New York Stock Exchange under the symbol OHI. The following table sets forth, for the periods shown, the high and low closing prices as reported on the New York Stock Exchange Composite and cash dividends per share:


                        1999                                                   1998
       -------------------------------------------        -------------------------------------------
                                         Dividends                                          Dividends
        Quarter      High        Low    Per Share          Quarter     High        Low     Per Share
       ---------    -------    -------  ----------       ----------   --------  --------   ---------

       First       $30.5000   $21.1875    $ 0.70         First      $ 39.9375  $ 37.9375    $  0.67
       Second       28.6875    21.3750      0.70         Second       39.7500    33.8125       0.67
       Third        25.8125    19.8125      0.70         Third        35.6250    27.4375       0.67
       Fourth       21.0000    12.5625      0.70         Fourth       32.6250    28.0625       0.67
                                          -------                                             -----
                                          $ 2.80                                            $  2.68


    The closing price on December 31, 1999 was $12.6875 per share. As of December 31, 1999, there were 19,877,371 shares of common stock outstanding with approximately 2,800 registered holders and approximately 26,000 beneficial owners.

Item 6 -- Selected Financial Data

    The following selected financial data with respect to the Company should be read in conjunction with the Company's Consolidated Financial Statements which are listed herein under Item 14 and are included on pages F-1 through F-20.


                                                                              Year ended December 31,
                                                                              -----------------------
                                                                    1999       1998        1997       1996        1995
                                                                    ----       ----        ----       ----        ----
                                                                         (In thousands, except per share amounts)

               Operating Data
               Revenues ......................................... $122,375   $108,738    $ 90,820   $ 73,127   $ 61,430
               Net Earnings Available to Common (before
                 loss on assets sold and held for sale
                 in 1999, gain on asset dispositions
                 in 1998 and Extraordinary Charge in 1995) ......   40,047     41,777      41,305     34,590     29,490

               Net Earnings Available to Common .................   10,040     68,015      41,305     34,590     23,011
               Per Share Amounts:
               Net Earnings (before loss on assets sold
                 and held for sale in 1999, gain on asset
                 dispositions in 1998 and Extraordinary
                 Charge in 1995):
                    Basic .......................................    $2.01      $2.09       $2.16      $2.01      $1.83
                    Diluted .....................................     2.01       2.08        2.16       2.01       1.83
               Net Earnings Available to Common:
                 Basic ..........................................     0.51       3.39        2.16       2.01       1.43
                 Diluted ........................................     0.51       3.39        2.16       2.01       1.43
               Dividends, Common Stock (1) ......................     2.80       2.68        2.58       2.48       2.36
               Dividends, Series A Preferred (1) ................     2.31       2.31        1.16
               Dividends, Series B Preferred (1) ................     2.16       1.08
               Weighted Average Shares Outstanding, Basic .......   19,877     20,034      19,085     17,196     16,071
               Weighted Average Shares Outstanding, Diluted .....   19,877     20,041      19,137     17,240     16,081



                                                                                December 31,
                                                                                ------------
                                                              1999         1998       1997        1996       1995
                                                              ----         ----       ----        ----       ----
               Balance Sheet Data
               Cost of Investments ....................    $953,927   $1,025,586   $839,927   $643,261    $547,923
               Other Real Estate ......................      65,847            -          -          -           -
               Assets Held for Sale ...................      36,406       35,289          -          -           -
               Total Assets ...........................   1,013,851    1,032,645    816,108    634,836     551,188
               Acquisition Line of Credit .............     166,600      123,000     58,300      6,000      74,690
               Long-Term Borrowings ...................     326,947      333,354    208,966    135,659     120,453
               Subordinated Convertible Debentures ....      48,405       48,405     62,485     94,810           -
               Shareholders' Equity ...................     457,081      505,762    468,221    383,007     347,129

----------

(1) Dividends per share are those declared and paid during such period.



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


Results of Operations

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

    Revenues for the year ended December 31, 1999 totaled $122,375,000, increasing $13.6 million over 1998 revenues. The 1999 revenue growth stems primarily from additional investments during 1998 and 1999. A partial year of revenues from 1999 investments provided revenue increases of approximately $7.4 million, while a full year of revenues from 1998 investments added $13.5 million to revenues. Revenues for 1999 also include $1.1 million from assets classified as Other Real Estate, $852,000 from prepayment penalties on mortgage payoffs and approximately $1.6 million of the revenue growth which stems from participating incremental revenues which became effective during 1999. A $10.7 million decrease in revenues resulted from the early payoff of mortgages, disposition of real estate and the designation of assets as "held for sale."

    Real estate investments of $892.2 million as of December 31, 1999 will provide 2000 annualized revenues of $104.2 million, which reflects no revenues from assets designated as "other real estate" or as "held for sale." Revenues from the investment portfolio will continue at this level until additional 2000 investments are made, if any, and additional escalation provisions commence in 2000. Annualized revenues for 2000 represent a $8.1 million decrease from the 1999 annualized revenues of $112.3 million based on real estate investments of $983.8 million as of January 1, 1999.

    Expenses for the year ended December 31, 1999 totaled $72,697,000, increasing approximately $13.9 million over expenses of $58.8 million for 1998. The 1999 provision for depreciation and amortization of real estate totaled $24,211,000, increasing $2.7 million over 1998. This increase stems from a full year provision for 1998 investments, plus a partial year provision for 1999 investments.

    Interest expense for the year ended December 31, 1999 was approximately $42,366,000, compared with $31.9 million for 1998. The increase in 1999 is primarily due to higher average outstanding borrowings during the 1999 period offset by lower average interest rates.

    General  and   administrative   expenses  for  1999  totaled  $6,120,000  or
approximately 5.0% of revenues as compared to 4.9% for 1998.

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

    Funds from operations (FFO) for the year ended December 31, 1999 totaled $67,482,000, an increase of $2.4 million over the $65.1 million for 1998. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments and charges to earnings for non-cash common stock based compensation. The 1999 increase in cash flow is primarily due to new additions to investments, offset by early payment of mortgages and disposition of real estate assets.

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

    General and administrative expenses for 1998 totaled $5,365,000 or approximately 4.9% of revenues as compared to 5.1% for 1997. The 1998 percentage decrease stems primarily from economies of scale resulting from additional investments made in 1998.

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


Liquidity and Capital Resources

    The Company expects to continue to seek new investments in healthcare properties, primarily long-term care facilities, with the objective of profitable growth and further diversification of the investment portfolio. Permanent financing for future investments is expected to be provided through a combination of private and public offerings of debt and equity securities.

    At December 31, 1999, the Company has total assets of $1.01 billion, shareholders' equity of $457.1 million, and long-term debt of $375.4 million, representing approximately 37% of total capitalization. Long-term debt excludes funds borrowed under its acquisition credit agreements. The Company has $250 million available under its revolving credit facilities, of which $166.6 million was drawn at year-end. Proceeds from asset sales and mortgage payments are expected to reduce borrowings on the credit facility by approximately $40 million during 2000.

    The Company has approximately $80 million of indebtedness that matures July 15, 2000 and the term of its revolving credit facility expires September 30, 2000. The Company intends to extend the maturity of its revolving credit facility and to refinance the term indebtedness, and may fix debt represented by the revolving credit facility and liquidate assets to pay such indebtedness or implement a plan which includes a combination of the foregoing. Management believes the Company's liquidity and various sources of available capital are adequate to finance operations, meet debt service requirements and fund future investments.

    On January 14, 1999, the Company's Form S-3 registration statement permitting the issuance of up to $300 million related to common stock, unspecified debt, preferred stock and convertible securities was declared effective by the Securities and Exchange Commission.

    The Company distributes a large portion of the cash available from operations. The Company's historical policy has been to make distributions on common stock of approximately 80% of FFO. Cash dividends paid totaled $2.80 per share for 1999, compared with $2.68 per share for the year ended December 31, 1998. The dividend payout ratio, that is the ratio of per share amounts for dividends paid to the diluted per share amounts of funds from operations, was approximately 84.3% for 1999 and 1998. The Company believes that cash provided from quarterly operating activities at current levels will continue to be sufficient to fund normal working capital requirements and common stock dividends.

    New investments generally are funded from temporary borrowings under the Company's acquisition credit line agreements. Interest cost incurred by the Company on borrowings under the revolving credit line facilities will vary depending upon fluctuations in prime and/or LIBOR rates. With respect to the unsecured acquisition credit line, interest rates depend in part upon changes in the Company's ratings by national agencies. The term of the $200 million unsecured facility expires on September 30, 2000. Borrowings under the facility bear interest at LIBOR plus 1.125% or, at the Company's option, at the prime rate. Borrowings under the $50 million facility bear interest at LIBOR plus 2.00% or, at the Company's option, at the prime rate. The Company expects to periodically replace funds drawn on the revolving credit facilities through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Historically, the Company's strategy has been to match the maturity of its indebtedness with the maturity of its assets and to employ fixed-rate long-term debt to the extent practicable.


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

    The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at December 31, 1999 was $330 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $9.0 million. The estimated fair value of the Company's total mortgages portfolio at December 31, 1999 was $231 million. A 1% increase in interest rates would result in a decrease in fair value of the mortgage portfolio by approximately $9.1 million.

    The Company is subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. If the Company were unable to refinance its indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms, which might result in losses to the Company and might adversely affect the cash available for distribution to shareholders. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which might affect the Company's ability to make common stock distributions to its shareholders.

    The majority of the Company's borrowings were completed pursuant to indentures which limit the amount of indebtedness the Company may incur. Accordingly, in the event that the Company is unable to raise additional equity or borrow money because of these limitations, the Company's ability to acquire additional properties may be limited. If the Company is unable to acquire additional properties, its ability to increase the distributions with respect to common shares, as it has done in the past, will be limited to management's ability to increase funds from operations, and thereby cash available for distribution, from the existing properties in the Company's portfolio.


Year 2000 Compliance

    The Company is not aware of any significant adverse effects of Year 2000 on its systems and operations.


Item 8 -- Financial Statements and Supplementary Data

    The consolidated financial statements and report of independent auditors are filed as part of this report on pages F-1 through F-20.

    The summary of quarterly results of operations for the years ended December 31, 1999 and 1998 is included in unaudited Note 15 to the financial statements which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                    PART III

Item 10 -- Directors and Executive Officers of the Registrant

    The information required by this item is contained in Item 1 herein or incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2000 at 11:00 a.m. EST, which will be filed on or before February 29, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11 -- Executive Compensation

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2000, which will be filed on or before February 29, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2000, which will be filed on or before February 29, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 -- Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2000, which will be filed on or before February 29, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

Item 14 -- Exhibits, Financial Statements, Financial Statement Schedules and
           Reports on Form 8-K

    (a)(1) Listing of Consolidated Financial Statements

                                                                           Page
      Title of Document                                                   Number
      -----------------                                                   ------
      Report of Independent Auditors ....................................  F-1
      Consolidated Balance Sheets as of December 31, 1999 and 1998 ......  F-2
      Consolidated Statements of Operations for the years ended
        December 31, 1999, 1998 and 1997 ................................  F-3
      Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 1999, 1998 and 1997 ....................  F-4
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997 ................................  F-5
      Notes to Consolidated Financial Statements ........................  F-6


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

    (b) Reports on Form 8-K. There were no 8-K filings in the fourth quarter of 1999.

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

          Schedule III Real Estate and Accumulated Depreciation

          Schedule IV Mortgage Loans on Real Estate

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Omega Healthcare Investors, Inc.

     We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                         /s/ Ernst & Young LLP

Detroit, Michigan
January 21, 2000

                         OMEGA HEALTHCARE INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                December 31,
                                                                             1999          1998
                                                                             ------------------
                                                                                (In Thousands)
                              ASSETS
Investments in real estate:
  Real estate properties - net .......................................    $  612,751     $  586,993
  Mortgage notes receivable ..........................................       213,617        340,455
                                                                             -------        -------
                                                                             826,368        927,448
Other real estate - net ..............................................        65,847              -
Other investments ....................................................        61,705         41,753
                                                                              ------         ------
                                                                             953,920        969,201
Assets held for sale .................................................        36,406         35,289
Cash and short-term investments ......................................         4,105          1,877
Non-compete agreements and goodwill - net ............................         3,013          4,422
Other assets .........................................................        16,407         21,856
                                                                              ------         ------
     Total assets ....................................................    $1,013,851     $1,032,645
                                                                          ==========     ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Acquisition lines of credit ........................................    $  166,600     $  123,000
  Unsecured Notes due 2000 ...........................................        81,381         81,381
  6.95% Unsecured Notes due 2002 .....................................       125,000        125,000
  6.95% Unsecured Notes due 2007 .....................................       100,000        100,000
  Other long-term borrowings .........................................        20,566         26,973
  Subordinated convertible debentures due 2001 .......................        48,405         48,405
  Accrued expenses and other liabilities .............................        14,818         22,124
                                                                              ------         ------
     Total liabilities ...............................................       556,770        526,883

Shareholders' equity:
  Preferred Stock $1.00 par value:
     Authorized - 10,000 shares
     Issued and outstanding - 2,300 shares Class A
        with an aggregate liquidation preference of $57,500 .........         57,500         57,500
     Issued and outstanding - 2,000 shares Class B
        with an aggregate liquidation preference of $50,000 .........         50,000         50,000
  Common stock $.10 par value:
     Authorized - 100,000 shares in 1999 and 50,000 shares in 1998
     Issued and outstanding - 19,877 shares in 1999 and
        20,057 shares in 1998 .......................................          1,988          2,006
  Additional paid-in capital ........................................        447,304        452,439
  Cumulative net earnings ...........................................        232,105        212,434
  Cumulative dividends paid .........................................       (331,341)      (266,054)
  Stock option loans ................................................         (2,499)        (2,863)
  Unamortized restricted stock awards ...............................           (526)          (461)
  Accumulated other comprehensive income ............................          2,550            761
                                                                               -----            ---
     Total shareholders' equity ......................................       457,081        505,762
                                                                             -------        -------
     Total liabilities and shareholders' equity ......................    $1,013,851     $1,032,645
                                                                          ==========     ==========


                      See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year Ended December 31,
                                                                         1999           1998          1997
                                                                         ----           ----          ----
                                                                     (In thousands, except per share amounts)

Revenue:
  Rental income ...................................................     $76,389        $72,072       $54,073
  Mortgage interest income ........................................      36,369         30,399        28,727
  Other investment income .........................................       6,770          5,652         6,888
  Other real estate income ........................................       1,151              -             -
  Miscellaneous ...................................................       1,696            615         1,132
                                                                          -----            ---         -----
                                                                        122,375        108,738        90,820

Expenses:
  Depreciation and amortization ...................................      24,211         21,542        16,910
  Interest ........................................................      42,366         31,860        24,423
  General and administrative ......................................       6,120          5,365         4,636
                                                                          -----          -----         -----
                                                                         72,697         58,767        45,969
                                                                         ------         ------        ------

Earnings before gain (loss) on asset dispositions .................      49,678         49,971        44,851
Gain (loss) on asset dispositions:
  Gain on distribution of Omega Worldwide, Inc. ...................          -          30,240            -
  Loss on assets sold and held for sale - net .....................     (30,007)        (4,002)           -
                                                                        -------         ------        ------
Net earnings ......................................................      19,671         76,209        44,851
Preferred stock dividends .........................................      (9,631)        (8,194)       (3,546)
                                                                         ------         ------        ------
Net earnings available to common ..................................    $ 10,040       $ 68,015      $ 41,305
                                                                       ========       ========      ========

Net Earnings Available to Common per share:
  Basic net earnings before gain (loss) on asset dispositions .....       $2.01          $2.09         $2.16
                                                                          =====          =====         =====
  Diluted net earnings before gain (loss) on asset dispositions ...       $2.01          $2.08         $2.16
                                                                          =====          =====         =====
  Basic net earnings ..............................................       $0.51          $3.39         $2.16
                                                                          =====          =====         =====
  Diluted net earnings ............................................       $0.51          $3.39         $2.16
                                                                          =====          =====         =====

Weighted Average Shares Outstanding:
  Basic ...........................................................      19,877         20,034        19,085
                                                                         ======         ======        ======
  Diluted .........................................................      19,877         20,041        19,137
                                                                         ======         ======        ======

Total comprehensive income ........................................    $ 21,460       $ 76,970      $ 44,851
                                                                       ========       ========      ========

                   See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)



                                                                            Common          Additional                  Cumulative
                                                                            Stock            Paid-in        Preferred       Net
                                                                           Par Value         Capital          Stock       Earnings
                                                                           ---------         -------          -----       --------

 Balance at December 31, 1996 (18,175 Shares) .......................      $   1,817        $ 404,311                     $ 91,374
  Issuance of common stock:
   Grant of restricted stock (39 shares at an average of
    $34.488 per share) net of provision charged to operations .......              4            1,310
   Dividend Reinvestment Plan (53 shares) ...........................              5            1,676
   Conversion of debentures, net of issue costs (1,129 shares) ......            113           31,535
   Stock options exercised (12 shares) ..............................              1              270
   Acquisition of real estate (67 shares) ...........................              7            2,423
  Issuance of preferred stock .......................................                          (2,311)      $ 57,500
  Net earnings for 1997 .............................................                                                       44,851
  Common dividends paid ($2.58 per share)
  Preferred dividends paid ($1.156 per share)
                                                                             ------------------------------------------------------
 Balance at December 31, 1997 (19,475 shares) ......................           1,947           439,214        57,500       136,225
  Issuance of common stock:
   Grant of restricted stock (3 shares at an average of $38.112
    per share) net of provision charged to operations ..............                                42
   Dividend Reinvestment Plan (58 shares) ..........................              6              1,826
   Conversion of debentures, net of issue costs (522 shares) .......             52             13,810
   Stock options exercised (151 shares) ............................             15              3,780
   Acquisition of real estate (8 shares) ...........................              1                282
   Stock option loans from directors, officers and employees
   Shares purchased and retired (156 shares) .......................            (15)            (4,515)
  Issuance of preferred stock ......................................                            (2,000)      50,000
  Net earnings for 1998 ............................................                                                        76,209
  Distribution of common shares of Omega Worldwide, Inc.
  Common dividends paid ($2.68 per share)
  Preferred dividends paid (Series A of $2.312 per share and
  Series B of $1.078 per share)
  Unrealized Gain on Omega Worldwide, Inc.
                                                                             ------------------------------------------------------
Balance at December 31, 1998 (20,057 shares) .......................          2,006            452,439      107,500        212,434
 Issuance of common stock:
  Grant of restricted stock (1 shares at an average of $29.709
   per share) net of provision charged to operations ................                               270
  Dividend Reinvestment Plan (113 shares) ...........................             11              2,370
  Acquisition of real estate (8 shares) .............................              1                301
  Payments on stock option loans from directors, officers and employees
  Shares purchased and retired (320 shares) ........................             (30)            (8,076)
 Net earnings for 1999 .............................................                                                        19,671
 Common dividends paid ($2.80 per share)
 Preferred dividends paid (Series A of $2.313 per share and
  Series B of $2.156 per share)
 Unrealized Gain on Omega Worldwide, Inc.
                                                                             ------------------------------------------------------
Balance at December 31, 1999 (19,877 shares) ......................         $ 1,988          $ 447,304    $ 107,500      $ 232,105
                                                                             ======================================================


                                                                                                                         Accumulated
                                                                                            Unamortized       Stock        Other
                                                                           Cumulative       Restricted       Option    Comprehensive
                                                                           Dividends       Stock Awards       Loans        Income
                                                                           ---------       ------------       -----        ------
 Balance at December 31, 1996 (18,175 Shares) .....................       $(114,393)           $  (102)
  Issuance of common stock:
   Grant of restricted stock (39 shares at an average of
    $34.488 per share) net of provision charged to operations .....                               (739)
   Dividend Reinvestment Plan (53 shares)
   Conversion of debentures, net of issue costs (1,129 shares)
   Stock options exercised (12 shares)
   Acquisition of real estate (67 shares)
  Issuance of preferred stock
  Net earnings for 1997
  Common dividends paid ($2.58 per share) .........................         (48,772)
  Preferred dividends paid ($1.156 per share) .....................          (2,659)
                                                                          ---------------------------------------------------------
 Balance at December 31, 1997 (19,475 shares) .....................        (165,824)              (841)
  Issuance of common stock:
   Grant of restricted stock (3 shares at an average of $38.112
    per share) net of provision charged to operations .............                                380
   Dividend Reinvestment Plan (58 shares)
   Conversion of debentures, net of issue costs (522 shares)
   Stock options exercised (151 shares)
   Acquisition of real estate (8 shares)
   Stock option loans from directors, officers and employees ......                                        $ (2,863)
   Shares purchased and retired (156 shares)
  Issuance of preferred stock
  Net earnings for 1998
  Distribution of common shares of Omega Worldwide, Inc. ...........         (39,062)
  Common dividends paid ($2.68 per share) ..........................         (53,693)
  Preferred dividends paid (Series A of $2.312 per share and
  Series B of $1.078 per share) ....................................          (7,475)
  Unrealized Gain on Omega Worldwide, Inc. .........................                                                        $  761
                                                                          ---------------------------------------------------------
Balance at December 31, 1998 (20,057 shares) ......................         (266,054)              (461)      (2,863)          761
 Issuance of common stock:
 Grant of restricted stock (1 shares at an average of $29.709
 per share) net of provision charged to operations ................                                 (65)
 Dividend Reinvestment Plan (113 shares)
 Acquisition of real estate (8 shares)
 Payments on stock option loans from directors,
   officers and employees .........................................                                              67
 Shares purchased and retired (320 shares) ........................                                             297
 Net earnings for 1999
 Common dividends paid ($2.80 per share) ..........................         (55,655)
 Preferred dividends paid (Series A of $2.313 per share and
  Series B of $2.156 per share) ...................................          (9,632)
 Unrealized Gain on Omega Worldwide, Inc. .........................                                                          1,789
                                                                        -----------------------------------------------------------
Balance at December 31, 1999 (19,877 shares) ......................        $(331,341)            $ (526)     $(2,499)      $ 2,550
                                                                        ===========================================================


                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                             1999        1998        1997
                                                                             ----        ----        ----
                                                                                    (In thousands)
Operating activities
 Net earnings ......................................................      $ 19,671      $76,209     $44,851
 Adjustment to reconcile net earnings to cash provided
  by operating activities:
  Depreciation and amortization ....................................        24,211       21,543      16,910
  Cash collected on assets held for sale ...........................         2,774        1,281           -
  Provision for impairment loss and loss on sales,
   less realized gains .............................................        30,007        4,002           -
  Other non-cash charges ...........................................           763          898       1,232
  Gain on distribution of Omega Worldwide ..........................             -      (30,240)          -
Funds from operations available for distribution
 and investment ....................................................        77,426       73,693      62,993
                                                                            ------       ------      ------
Net change in operating assets and liabilities .....................        (3,114)      (3,980)     (2,562)
                                                                            ------       ------      ------

Net cash provided by operating activities ..........................        74,312       69,713      60,431

Cash flows from financing activities
 Proceeds of acquisition lines of credit ...........................        43,600       64,700      52,300
 Proceeds from unsecured note offering .............................             -      125,000     100,000
 Proceeds from preferred stock offering ............................             -       50,000      57,500
 Payments of bank term loan ........................................             -            -     (25,000)
 Payments of long-term borrowings ..................................        (1,078)        (612)     (6,578)
 Receipts from Dividend Reinvestment Plan ..........................         2,381        1,832       1,681
 Dividends paid ....................................................       (65,287)     (61,168)    (51,431)
 Purchase of Company common stock ..................................        (8,106)      (3,545)          -
 Costs of raising capital ..........................................             -       (3,290)     (4,702)
 Other .............................................................          (957)         356        (587)
                                                                              ----          ---        ----
Net cash (used in) provided by financing activities ................       (29,447)     173,273     123,183

Cash flows from investing activities
 Acquisition of real estate ........................................       (79,844)    (157,474)   (184,877)
 Placement of mortgage loans .......................................       (22,987)    (125,850)    (11,155)
 Proceeds from sale of real estate investments - net ...............        18,198       37,771           -
 Investment in Principal Healthcare Finance Limited ................             -            -        (760)
 Net proceeds from sale of Omega Worldwide shares ..................             -       16,938           -
 Funding of other investments - net ................................       (14,714)     (17,488)     (6,237)
 Collection of mortgage principal ..................................        54,749        3,748      13,365
 Other .............................................................         1,961          746         306
                                                                              -----          ---        ---
Net cash used in investing activities ..............................       (42,637)    (241,609)   (189,358)
                                                                           -------     --------    --------

Increase (decrease) in cash and short-term investments .............         2,228        1,377      (5,744)
Cash and short-term investments at beginning of year ...............         1,877          500       6,244
                                                                             -----          ---       -----
Cash and short-term investments at end of year .....................       $ 4,105      $ 1,877       $ 500
                                                                           =======      =======       =====


                            See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

    Omega Healthcare Investors, Inc., a Maryland corporation ("the Company"), is a self-administered real estate investment trust (REIT). From the date the Company commenced operations in 1992, it has invested primarily in long-term care facilities, which include nursing homes, assisted living facilities and rehabilitation hospitals. It currently has investments in 216 income-producing healthcare facilities, with a principal focus on diversified investments in long-term care facilities located in the United States.

Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions.

Real Estate Investments

    Investments in leased real estate properties and mortgage notes are recorded at cost and original mortgage amount, respectively. The cost of the properties acquired is allocated between land and buildings based generally upon independent appraisals. Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 39 years.

Other Real Estate Investments and Assets Held for Sale

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

    When the Company acquires real estate pursuant to a foreclosure proceeding, it is classified as other real estate and recorded at the lower of cost or fair value generally based on appraisal. Additionally, when a formal plan to sell real estate is adopted, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Residual income from the investment and depreciation of the facilities are excluded from operations after management has committed to a plan to sell the asset.

Impairment of Assets

    Provisions for impairment losses related to long-lived assets are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying facilities. The Company adjusts the net carrying value of leased properties, assets held for sale and other long-lived assets to fair value, if the sum of the expected future cash flow or sales proceeds is less than carrying value.

Cash and Short-Term Investments

    Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments in Equity Securities

    Marketable securities held as available-for-sale are stated at fair value with unrealized gains and losses for the securities reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on securities held as available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities available-for-sale are included in investment income.

Deferred Financing Costs

    Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings. Amortization of financing costs totaling $1,342,000, $1,042,000 and $829,000 in 1999, 1998, and 1997, respectively, is classified as interest expense in the Consolidated Statements of Operations. Unamortized deferred financing costs applicable to debt which is converted to common stock are charged to paid-in capital at the date of conversion.

Non-Compete Agreements and Goodwill

    Non-compete agreements and the excess of the purchase price over the value of tangible net assets acquired (i.e., goodwill) are amortized on a straight-line basis over periods ranging from five to ten years. Non-compete agreements, which have cost of $4,982,000 became fully amortized and were eliminated in 1999 by a charge to accumulated amortization. Accumulated amortization was $3,363,000 and $6,935,000 at December 31, 1999 and 1998,
respectively.

Revenue Recognition

    Rental income and mortgage interest income is recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas as defined in the master leases and mortgage loan agreements. Certain mortgage agreements include provisions for deferred interest which is not payable by the borrower until maturity of the related note. The portion of deferred interest recognized as earned approximates $600,000 for each of the three years in the period ended December 31, 1999.

Federal and State Income Taxes

    As a qualified real estate investment trust, the Company will not be subject to Federal income taxes on its income, and no provisions for Federal income taxes have been made. The reported amounts of the Company's assets and liabilities as of December 31, 1999 exceeds the tax basis of assets by approximately $63 million.

Earnings per Share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Average shares outstanding for basic earnings per share were 19,877,000, 20,034,000 and 19,085,000 for 1999, 1998 and 1997, respectively. The calculation of diluted earnings per share amounts reflects the dilutive effect of stock options (none for 1999, 5,999 shares for 1998 and 52,394 shares for 1997). The assumed conversion of debentures is anti-dilutive for all periods presented.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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


Risks and Uncertainties

    The Company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, the Company is subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the desire of governmental agencies and insurers to limit the growth in cost of healthcare services. (See Note 4 - Concentration of Risk).


NOTE 2  --  PROPERTIES

Leased Property

         The Company's real estate properties, represented by 147 long-term care facilities, 3 medical office buildings and 2 rehabilitation hospitals at December 31, 1999, are leased under provisions of master leases with initial terms ranging from 8 to 17 years, plus renewal options. Substantially all of the master leases provide for minimum annual rentals which are subject to annual increases based upon increases in the Consumer Price Index or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

    A summary of the Company's investment in real estate properties is as follows:

                                                        December 31,
                                                        ------------
                                                      1999       1998
                                                      ----       ----
                                                       (In thousands)
          Buildings.........................        $648,306    $615,846
          Land..............................          30,299      27,532
                                                    --------    --------
                                                     678,605     643,378
          Less accumulated depreciation.....         (65,854)    (56,385)
                                                   ---------   --------
               Total........................        $612,751    $586,993
                                                    ========    ========

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table summarizes the changes in real estate properties and accumulated depreciation during 1999, 1998, and 1997:


                                                              Real Estate        Accumulated
                                                               Properties       Depreciation
                                                               ----------       ------------
                                                                      (In thousands)

     Balance at December 31, 1996.........................      $376,177           $32,884
       Additions/provisions for 1997......................       184,877            15,263
                                                                --------          --------
     Balance at December 31, 1997.........................       561,054            48,147
       Additions/provisions for 1998......................       157,474            19,749
       Disposals and transfer to assets held for sale.....       (75,150)          (11,511)
                                                                --------          --------
     Balance at December 31, 1998.........................       643,378            56,385
       Additions/provisions for 1999......................        79,844            21,119
       Disposals and transfer to assets held for sale.....       (44,617)          (11,650)
                                                               ---------          --------
     Balance at December 31, 1999.........................      $678,605          $ 65,854
                                                                ========          ========


     The future minimum rentals expected to be received for the remainder of the initial terms of the leases are as follows:

                                 (In thousands)
            2000............      $ 75,697
            2001............        75,263
            2002............        69,891
            2003............        63,887
            2004............        62,784
            Thereafter......       387,607
                                   --------
                                  $735,129
                                  ========

Assets Sold or Held For Sale

    In July 1998, management initiated a plan to dispose of certain properties judged to have limited incremental potential and to re-deploy the proceeds from sale. Following a review of the portfolio, assets identified for sale had a cost of $95 million, a net carrying value of $83 million, and annualized revenues of approximately $11.4 million. The Company recorded a provision for impairment of $6.8 million to adjust the carrying value of those assets judged to be impaired to their fair value, less cost of disposal. During 1998, the Company completed sales of two groups of assets, yielding sales proceeds of $42,036,000. Gains realized in the dispositions approximated $2.8 million.

    During 1999, the Company completed sales yielding net proceeds of $18.2 million. In addition, management initiated a plan in the 1999 fourth quarter for additional asset sales to be completed in 2000. The additional assets identified as for sale had a cost of $33.8 million, a net carrying amount of $28.6 million and annualized revenue of approximately $3.4 million. As a result of this review, the Company recorded a provision for impairment of $19.5 million to adjust the carrying value of assets targeted for sale to their fair value, less cost of disposal. The Company is committed to sell the remaining facilities as soon as practicable. In 1999 a loss of $10.5 million was also recognized on real estate dispositions. The loss stems from one tenant exercising its purchase option to acquire three custodial care facilities and one skilled nursing facility from the Company, as well as the sale of two facilities in Kentucky that were rejected by Sun Healthcare Group, Inc. in its comprehensive property agreement with the Company.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Other Real Estate

     The Company owns 10 facilities located in Massachusetts and Connecticut with 1,052 licensed beds, which are operated for the Company's own account. The facilities were acquired by the Company on July 14, 1999 in lieu of foreclosure and are currently being managed by Genesis Health Ventures, Inc. At December 31, 1999, the Company had invested approximately $65.8 million in these facilities. Accumulated depreciation and depreciation expense for these facilities was $898,000 for the year ended December 31, 1999. The Company presently is considering negotiating a lease or leases with new operator(s) or selling one or more of the facilities. Income from investments classified as other real estate approximated $1,151,000, including $1,050,000 from these facilities for the period from July 15 through December 31, 1999.


NOTE 3 -- MORTGAGE NOTES RECEIVABLE

    The following table summarizes the changes in mortgage notes for the years ended December 31, 1999 and 1998:

                                                            1999          1998
                                                            ----          ----

                                                              (In thousands)
        Balance at January 1.....................        $340,455     $ 218,353
          New mortgage notes.....................          22,987       125,850
          Collection of principal................         (54,749)       (3,748)
          Conversion/reclassification............         (95,076)            -
                                                        ---------      ---------
        Balance at December 31...................        $213,617     $ 340,455
                                                        =========     =========

    Mortgage notes receivable relate to 64 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. Through December 31, 1999, required principal payments have been made pursuant to the terms of the underlying mortgage agreements. The mortgage notes receivable relate to facilities located in 13 states, operated by 12 independent healthcare operating companies.

    The Company carefully monitors compliance with mortgages and when necessary has initiated collection, foreclosure and other proceedings with respect to certain outstanding loans and expects that certain mortgagors may seek protection under the Bankruptcy Code. However, based on management's current review of its outstanding mortgage loans, no provision for loss on collection is considered necessary.

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

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits.

    Fixed-Rate Mortgages, with a fixed interest rate for the mortgage term, are also secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

    The outstanding principal amount of mortgage notes receivable follow:


                                                                                   December 31,
                                                                                   ------------
                                                                                 1999       1998
                                                                                 ----       ----
                                                                                  (In thousands)
          Participating mortgage note due 2007; interest at 15.47%
           payable monthly (excluding 1.0% deferred interest) ...........   $  58,800   $  58,800
          Participating mortgage note due 2003; interest at 10.2%
           payable monthly ..............................................      37,500      37,500
          Participating mortgage note due 2008; interest at 9.79%
           payable monthly ..............................................      12,000      12,000
          Participating mortgage note due 2012; interest at 13.75%
           payable monthly, plus amortization of $50,000 per quarter
           commencing in 2002 ...........................................       7,031       7,031
          Participating mortgage note due 2004; interest at 10.25%
           payable monthly ..............................................           -      67,000
          Participating mortgage note due 2000; interest at 11.87%
           payable monthly plus amortization of $37,500 quarterly .......           -      26,003
          Convertible participating mortgage note due 2001; monthly
           interest payments at 15.69% with principal due at maturity ...       8,932       8,932
          Convertible participating mortgage note due 2016, monthly
           interest payments at 13.50% ..................................       8,127       8,127
          Convertible participating mortgage note due 2011; monthly
           interest payments at 10.92% ..................................           -      10,250
          Convertible participating mortgage note due 2005; interest at 12.44% payable monthly, plus annual amortization of
           $60,000 through 1999 and $120,000 thereafter .................           -      10,074
          Mortgage notes due 2015; monthly payments of $189,004,
           including interest at 11.01% .................................      16,656      18,738
          Mortgage note due 2010; monthly payment of $124,826,
           including interest at 11.50% .................................      12,825      12,847
          Mortgage note due 2006; monthly payment of $107,382,
           including interest at 11.50% .................................      11,035      11,053
          Other mortgage notes ..........................................      20,975      32,223
          Other convertible participating mortgage notes ................      15,297      15,430
          Other participating mortgage notes ............................       4,439       4,447
                                                                                -----       -----
                                                                             $213,617    $340,455
                                                                             ========    ========

    On December 30, 1999, the Company provided notice as to an Event of Default and acceleration of the due date to the mortgagor of the $58,800,000 participating mortgage note. The total obligation outstanding is $63.3 million. At that date the mortgagor was current with respect to principal and interest payments due on the loan but had failed to fully comply with certain covenants and to pay certain property taxes. The Company is currently pursuing collection and foreclosure to realize upon its security for the loan and has initiated a foreclosure action. Additionally, on January 13, 2000, the Company offset security deposits of $2.4 million against unpaid current and deferred interest. On January 18, the mortgagor filed with the Bankruptcy Court of Wilmington, Delaware for protection under Chapter 11 of the Bankruptcy Code. While the Company's collection actions have been stayed as a result of the bankruptcy filing by the mortgagor, the Company believes the security for its loan will be adequate for collection of amounts due.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    The estimated fair value of the Company's mortgage loans at December 31, 1999 is approximately $230,781,000. Fair value is based on the estimates by management using rates currently prevailing for comparable loans.


NOTE 4 -- CONCENTRATION OF RISK

    As of December 31, 1999, 92% of the Company's real estate investments are related to long-term care facilities. The Company's facilities are located in 28 states and are operated by 24 independent healthcare operating companies.

     Investing in long-term healthcare facilities involves certain risks stemming from government legislation and regulation of operators of the facilities. The Company's tenants/mortgagors depend on reimbursement legislation which will provide them adequate payments for services because a significant portion of their revenue is derived from government programs funded under Medicare and Medicaid. The Medicare program recently implemented a Prospective Payment System for skilled nursing facilities, which replaced cost-based reimbursements and significantly reduced payments for services provided. Additionally, certain State Medicaid programs have implemented similar prospective payment systems. The reduction in payments to nursing home operators pursuant to the Medicare and Medicaid payment changes has negatively affected the revenues of the Company's nursing home facilities.

     Most of the Company's nursing home investments were designed exclusively to provide long-term healthcare services. These facilities are also subject to detailed and complex specifications for the physical characteristics as mandated by various governmental authorities. If the facilities cannot be operated as long-term care facilities, finding alternative uses may be difficult. The Company's triple-net leases require its tenants to comply with regulations affecting its facilities and the Company regularly monitors compliance by tenants with healthcare facilities' regulations. Nevertheless, if tenants fail to perform their obligations, the Company may be required to do so in order to maintain the value of its investments.

     Approximately 80% of the Company's real estate investments are operated by 7 public companies, including Sun Healthcare Group, Inc. (27.3%), Integrated
Health Services, Inc. (18.1%), Advocat, Inc. (12.5%), RainTree Healthcare Corporation (8.3%), Mariner Post-Acute Network (6.6%), Alterra Healthcare
Corporation (formerly Alternative Living Services)(3.8%),and Tenet Healthcare Corp.(3.4%). Of the remaining 17 operators, none operate investments in facilities representing more than 5% of the total real estate investments.

     The Company's largest tenant, Sun Healthcare Group, Inc. (Sun), recently filed for reorganization under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing by Sun, the Company completed a comprehensive property agreement with Sun related to the facilities leased by Sun. This agreement, which has been approved by the Court, confirmed the existing economic terms of lease agreements between the Company and Sun with respect to 50 healthcare properties, representing $219 million in investments and $23.2 million in annual rental revenues.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Many of the public nursing home companies operating the Company's facilities have recently reported significant operating and impairment losses. Integrated Healthcare Services, Inc., RainTree Healthcare Corp. and Mariner Post Acute Network, Inc. also have announced that they did not make interest payments on some of their subordinated debt obligations. Advocat, Inc. recently announced a restatement of its financial statements. The Company has initiated discussions with all operators who are experiencing financial difficulties, as well as state officials who regulate its properties. It also has proactively initiated various other actions to protect its interest under its leases and mortgages. Management believes there are presently no indicators of impairment on leased real estate or losses on mortgages.


NOTE 5 - ADDITIONAL SECURITY

    The Company obtains liquidity deposits and letters of credit from substantially all operators pursuant to its leases and mortgages. These generally represent the initial monthly rental and mortgage interest income for periods ranging from three to six months with respect to certain of the investments. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.


NOTE 6 -- BORROWING ARRANGEMENTS

    The Company has a $200,000,000 unsecured revolving line of credit facility, under which borrowings bear interest at LIBOR plus 1.125% or, at the Company's option, at the prime rate. Borrowings of approximately $117 million are outstanding at December 31, 1999. The underlying revolving credit agreement contains various covenants and expires on September 30, 2000. The banks have waived non-compliance with a covenant requirement as to tangible net worth through the earlier of the date of an amendment to the existing agreement or May 31, 2000. The Company is currently in negotiations to extend the maturity of the line of credit. Permitted borrowings under the agreement are based upon levels of eligible real estate investments. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 7.30% at December 31, 1999 and 6.63% at December 31, 1998.

    The Company also has a $50,000,000 secured revolving line of credit, under which borrowings bear interest at LIBOR plus 2.00% or, at the Company's option, at the prime rate. This credit agreement contains various covenants and expires on March 31, 2002. The agreement permits the Company to extend the term of the commitment for up to three additional years following timely annual notice to the bank. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 8.44% at December 31, 1999. Investments with an original cost of approximately $78 million are pledged as collateral for this revolving line of credit facility.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following is a summary of long-term borrowings:

                                                                       December 31,
                                                                       ------------
                                                                     1999         1998
                                                                     ----         ----
                                                                       (In thousands)
         Unsecured borrowings:
          6.95% Notes due June 2002...........................    $125,000     $125,000
          6.95% Notes due August 2007.........................     100,000      100,000
          Unsecured Notes due July 2000.......................      81,381       81,381
          Subordinated Convertible Debentures due 2001........      48,405       48,405
          Other...............................................       4,615        5,189
                                                                   --------    --------
                                                                   359,401      359,975
         Secured borrowings:
          Industrial Development Revenue Bonds................       8,595        8,795
          Mortgage notes payable to bank......................       7,356        7,635
          HUD loans...........................................           -        5,354
                                                                   -------     --------
                                                                    15,951       21,784
                                                                   -------     --------
            Total long-term borrowings........................    $375,352     $381,759
                                                                  ========     ========

    In 1998, the Company completed a $125 million public offering of unsecured 6.95% notes. The notes were priced to yield 7.04% with interest paid semi-annually. In 1997, the Company completed a $100 million public offering of unsecured 6.95% notes due 2007. The notes were priced to yield 6.99% with interest paid semi-annually.

    In 1996, the Company issued $95 million of 8.5% Subordinated Convertible Debentures (the Debentures) due January 24, 2001. The Debentures are convertible at any time into shares of Common Stock at a conversion price of $26.962 per share. The Debentures are unsecured obligations of the Company and are subordinate in right and payment to the Company's senior unsecured indebtedness. As of December 31, 1999, there were 1,794,107 shares reserved for issuance under the Debentures.

    In 1995, the Company issued 10% and 7.4% Unsecured Notes due July 15, 2000 in exchange for certain secured borrowings. The effective interest rate for the unsecured notes is 8.8%, with interest-only payments due semi-annually through July 2000.

    Real estate investments with an original cost of approximately $25 million are pledged as collateral for outstanding secured borrowings. Long-term secured borrowings are payable in aggregate monthly installments of approximately $153,000, including interest at rates ranging from 6.5% to 10.0%.

    Assuming none of the Company's borrowing arrangements are refinanced, converted or prepaid prior to maturity, required principal payments for each of the five years following December 31, 1999 and the aggregate due thereafter are set forth below:


                                      (In thousands)
                   2000............         $89,107
                   2001............          48,945
                   2002............         125,585
                   2003............             640
                   2004............             690
                   Thereafter......         110,385
                                           --------
                                           $375,352
                                           ========

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The estimated fair values of the Company's long-term borrowings is approximately $329,775,000 at December 31, 1999 and $367,993,000 at December 31, 1998. Fair values are based on the estimates by management using rates currently prevailing for comparable loans.

NOTE 7 -- FINANCIAL INSTRUMENTS

    At December 31, 1999 and 1998, the carrying amounts and fair values of the Company's financial instruments are as follows:


                                                                1999                    1998
                                                           -----------------        ------------
                                                         Carrying       Fair     Carrying     Fair
                                                          Amount        Value     Amount      Value
                                                          ------        -----     ------      -----
                                                                       (In thousands)

       Assets:
         Cash and short-term investments.........     $   4,105     $  4,105  $   1,877   $  1,877
         Mortgage notes receivable...............       213,617      230,781    340,455    369,416
         Other investments.......................        58,907       58,056     41,753     41,925
                                                      ---------     --------  ---------   --------
            Totals...............................     $ 276,629     $292,942  $ 384,085   $413,218
                                                      =========     ========  =========   ========
       Liabilities:
         Acquisition lines of credit.............     $ 166,600     $166,600  $ 123,000   $123,000
         6.95% Notes.............................       225,000      181,832    225,000    215,073
         Senior Unsecured Notes..................        81,381       81,054     81,381     79,220
         Subordinated Convertible Debentures.....        48,405       47,402     48,405     46,727
         Other long-term borrowings..............        20,566       19,487     26,973     26,973
                                                      ---------     --------  ---------   --------
            Totals...............................     $ 541,952     $496,375  $ 504,759   $490,993
                                                      =========     ========  =========   ========


    Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (See Note 1 - Risks and Uncertainties). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts the Company would realize in a current market exchange.


NOTE 8 -- RETIREMENT ARRANGEMENTS

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

    The Deferred Compensation Plan is an unfunded plan under which the Company may award units that result in participation in the dividends and future growth in the value of the Company's common stock. The total number of units permitted by the plan is 200,000, of which 90,850 units have been awarded and 42,600 are outstanding at December 31, 1999. Units awarded to eligible participants vest over a period of five years based on the participant's initial service date.

     Provisions   charged  to  operations  with  respect  to  these   retirement
arrangements totaled $123,000,  $346,000,  and $667,000 in 1999, 1998, and 1997,
respectively.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 -- SHAREHOLDERS' EQUITY AND STOCK OPTIONS

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

    In January 1998, the Company adopted a stock purchase assistance plan, whereby the Company extends credit to directors and employees to purchase the Company's stock through the exercise of stock options. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The plan provides for repayment of a portion of the notes from annual incentive compensation. The notes are otherwise repayable in their entirety at the earliest to occur of five years from the date of the note or 90 days after termination of employment. At December 31, 1999 a total of $2,499,337 is outstanding, payable by participants who have loans bearing interest at 6.95% at amounts ranging from $5,025 to $299,955.

    On April 28, 1998, the Company received gross proceeds of $50 million from the issuance of 2 million shares of 8.625% Series B Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly commencing on August 15, 1998. On April 7, 1997, the Company received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Preferred Stock") at $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly. At December 31, 1999, the aggregate liquidation preference of preferred stock issued is $107,500,000.

    Under the terms of the 1993 Amended and Restated Stock Option and Restricted Stock Plan, the Company reserved 1,100,000 shares of common stock for grants to be issued during a period of up to 10 years. Options are exercisable at the market price at the date of grant, expire in 10 to 11 years from the date of grant, and vest over 3 years. Directors, officers and employees are eligible to participate in the Plan. Options for 545,152 shares have been granted to 40 eligible participants. Additionally, 86,453 shares of restricted stock have been granted under the provisions of the Plan. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of shareholders' equity. Unearned compensation is amortized to expense generally over the vesting period, with charges to operations of $635,000, $612,000, and $402,000 in 1999, 1998, and 1997, respectively.

    At December 31, 1999, options currently exercisable (231,590) have a weighted average exercise price of $27.570. There are 468,395 shares available for future grants as of December 31, 1999.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following is a summary of activity under the plan. Exercise prices and all other option data for grants prior to April 2, 1998 have been adjusted based on a formula reflecting the per share value of the distribution of Omega Worldwide, Inc.


                                                                       Stock Options
                                                                       -------------
                                                                                         Weighted
                                                        Number of                         Average
                                                         Shares        Exercise Price      Price
                                                         ------        --------------      -----

           Outstanding at December 31, 1996 ......       278,000     $19.866-  28.212    $23.169
             Granted during 1997 .................       444,250      29.740-  34.795     32.895
             Exercised ...........................       (11,524)     19.866-  24.215     22.180
                                                        --------      ---------------   --------
           Outstanding at December 31, 1997 ......       710,726      19.866-  34.795     29.265
             Granted during 1998 .................        84,000      28.938-  37.205     35.342
             Exercised ...........................      (151,200)     19.866-  30.210     23.605
             Canceled ............................       (67,599)     24.215-  35.500     33.462
                                                         -------      ---------------   --------
           Outstanding at December 31, 1998 ......       575,927        19.866-37.205     31.144
             Granted during 1999 .................       101,500        15.250-30.188     27.483
             Canceled ............................      (312,164)       28.938-36.676     33.099
                                                        --------       --------------     ------
           Outstanding at December 31, 1999 ......       365,263      $15.250-$37.205   $ 28.542
                                                         =======      ===============   ========


    In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. Based on the Company's option activity, net earnings and net earnings per share on a pro forma basis does not differ significantly from that determined under APB 25. The estimated weighted average fair value of options granted in 1999, 1998 and 1997 was $168,000, $220,000 and $1.3 million, respectively. In determining the estimated fair value of the Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest rates of 6.5% in 1999, 6% in 1998 and 6.5% in 1997; a dividend yield of 10% in 1999 and 6.75% in 1998 and 1997; volatility factors of the expected market price of the Company's common stock based on actual volatility in 1999 and 15% in 1998 and 1997; and a weighted-average expected life of the options of 8 years for each of the three years.

    During 1999, the Company offered holders of options the opportunity to accelerate the expiration date of options in consideration of a cash payment. Twenty-two employees who were holders of options for 431,830 shares accepted the offer and were paid a total of $38,000. Options for 157,000 shares granted in 1999 and canceled in 1999 under this arrangement are excluded from the above table for 1999 and from the calculation for the weighted average fair value of options granted in 1999.


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

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 -- PRINCIPAL HEALTHCARE FINANCE LIMITED AND OMEGA
                    WORLDWIDE, INC.

    In 1995 the Company sponsored the organization of Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom. Prior to the April 2, 1998 contribution to Omega Worldwide, Inc. ("Worldwide") as explained below, the Company had invested $30.7 million in Principal, of which $23.8 million was represented by a (pound)15 million subordinated note due December 31, 2000, and $6.9 million was represented by an equity investment. The Company had also provided investment advisory and management services to Principal and had advanced temporary loans to Principal from time to time.

    In November 1997, the Company formed Worldwide, and on April 2, 1998 it contributed substantially all of its Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. Of the 8,500,000 shares of Worldwide received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the Company's shareholders on the basis of one Worldwide share for every
3.77 common shares of the Company held by shareholders of the Company on the record date of February 1, 1998. Of the remaining 3,300,000 shares of Worldwide received by the Company, 2,300,000 shares were sold by the Company on April 3, 1998 for net proceeds of approximately $16,250,000 in a Secondary offering pursuant to a registration statement of Worldwide. The market value of the distribution to shareholders approximated $39 million or $1.99 per share. The Company recorded a non-recurring gain of $30.2 million on the distribution and secondary offerings of Worldwide common shares during 1998. As of December 31, 1999, the Company holds 1,163,000 shares of Worldwide common stock and 260,000 shares of its preferred stock. The market value of the Company's investment in Worldwide is $8,015,000. The Company also holds a $1,615,000 investment in Principal, represented by 990,000 ordinary shares of Principal.

    The Company has guaranteed repayment of Worldwide borrowings pursuant to its $25 million revolving credit facility. The Company receives a 1% annual fee and an unused fee of 25 basis points in consideration for providing its guarantee. At December 31, 1999 borrowings of $11.8 million were outstanding under Worldwide's revolving credit facility. Additionally, the Company has a Services Agreement with Worldwide, which provides for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs is based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Indirect costs allocated to Worldwide for 1999 and 1998 were $754,000 and $490,000, respectively.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 -- DIVIDENDS

    In order to qualify as a real estate investment trust, the Company must, among other requirements, distribute at least 95% of its real estate investment trust taxable income to its shareholders. Per share distributions by the Company were characterized in the following manner for income tax purposes:

          Common                                    1999      1998      1997
          ------                                    ----      ----      ----
          Ordinary income.....................   $  2.100  $  2.275  $  2.425
          Return of capital...................      0.700     0.191     0.155
          Long-term capital gain..............          -     0.214         -
                                                  -------   --------  -------
               Total dividends paid...........   $  2.800  $  2.680  $  2.580
                                                  ========  ========  ========
          Common Non-Cash
          Return of capital...................    $     -  $  0.461  $      -
          Long-term capital gain..............          -     1.529         -
                                                  -------   --------  -------
               Total non-cash distribution ...    $    -   $  1.990  $      -
                                                  =======   ========  =======
          Series A Preferred
          Ordinary income.....................   $  2.313  $  2.313  $  1.156
                                                 ========  ========  ========
          Series B Preferred
          Ordinary income.....................   $  2.156  $  1.078  $      -
                                                  ========  ========  =======

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Following are details of changes in operating assets and liabilities (excluding the effects of noncash expenses), and other noncash transactions:


                                                                                     For the year ended December 31,
                                                                                   1999             1998             1997
                                                                                   --------------------------------------
                                                                                     (In thousands)

   Increase (decrease) in cash from changes in operating assets and liabilities:
        Operating assets, including $517 and $2,896 transferred
           to held for sale in 1999 and 1998, respectively ..............       $ (568)         $ (8,183)         $ (4,361)
        Accrued interest ................................................          589               (70)            1,431
        Other liabilities ...............................................       (3,135)            4,273               368
                                                                                ------             -----               ---
                                                                              $ (3,114)         $ (3,980)         $ (2,562)
                                                                               =======           =======           =======

   Other noncash investing and financing transactions:
     Acquisition of real estate:
        Value of real estate acquired ...................................        $ 302             $ 283           $ 2,430
        Common stock issued .............................................         (302)             (283)           (2,430)
     Common stock issued for conversion of debentures ...................            -            13,862            31,648
   Interest paid during the period ......................................       40,434            30,888            22,122

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13 -- LITIGATION

    The Company is subject to various legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 14 -- SUBSEQUENT EVENTS

    A quarterly dividend of $.50 per common share was declared by the Board of Directors on January 19, 2000, payable on February 15, 2000 to shareholders of record on January 28, 2000. In addition, the Board declared regular quarterly dividends of $.578 per share and $.539 per share to be paid on February 15, 2000 to Series A and Series B Cumulative Preferred shareholders of record on January 28, 2000, respectively.


NOTE 15 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 1999 and 1998.


                                                                March 31       June 30      September 30     December 31
                                                                --------       -------      ------------     -----------
                                                                              (In thousands, except per share)

1999
Revenues ....................................................  $ 30,023       $ 30,767        $ 31,303        $ 30,282
Net earnings available to common before
    loss on asset dispositions ..............................    10,417         10,602           9,947           9,081
Net earnings (loss) available to common .....................    10,417         10,602           9,947         (20,926)
Net Earnings Available to Common per share:
    Basic net earnings before loss on asset dispositions ....    $ 0.52         $ 0.53          $ 0.50          $ 0.46
    Diluted net earnings before loss on asset dispositions ..      0.52           0.53            0.50            0.46
    Basic net earnings (loss) ...............................      0.52           0.53            0.50           (1.05)
    Diluted net earnings (loss) .............................      0.52           0.53            0.50           (1.05)
Cash dividends paid on common stock .........................      0.70           0.70            0.70            0.70

1998
Revenues ....................................................   $26,268        $27,926         $28,434         $26,110
Net earnings available to common before
    loss on asset dispositions ..............................    10,817         10,676          10,750           9,534
Net earnings available to common ............................    10,817         40,916          10,750           5,532
Net Earnings Available to Common per share:
    Basic net earnings before loss on asset dispositions ....    $ 0.55         $ 0.53          $ 0.53          $ 0.47
    Diluted net earnings before loss on asset dispositions ..      0.55           0.53            0.53            0.47
    Basic net earnings ......................................      0.55           2.03            0.53            0.27
    Diluted net earnings ....................................      0.55           2.03            0.53            0.27
Cash dividends paid on common stock .........................      0.67           0.67            0.67            0.67


Note: During the three-month period ended December 31, 1999, the Company recognized a loss of $30,000 related to assets sold during the period and a provision for impairment of assets held for sale (See Note 2 -Properties). During the three-month period ended June 30, 1998, the Company realized a $30,240 gain on the distribution of Omega Worldwide, Inc. Additionally, during the three-month period ended December 31, 1998, the Company recognized a net $4,002 loss on asset dispositions and provision for impairment.

             SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OMEGA HEALTHCARE INVESTORS, INC.
                                December 31, 1999

                                                                         (4)
                                                                    Gross Amount at
                                                                    Which Carried at
                                 Initial Cost   Cost Capitalized    Close of Period                                    Life on Which
                                  to Company     Subsequent to      ---------------                                     Depreciation
                                -------------     Acquisition          Buildings                                          in Latest
                                  Buildings    --------------------    and Land        (5)                                 Income
                                  and Land                  Carrying Improvements  Accumulated   Date of      Date       Statements
Description (1)      Encumbrance Improvements   Improvements Costs      Total     Depreciation  Renovation  Acquired    is Computed
------------------------------------------------------------------------------------------------------------------------------------
Sun Healthcare Group,
  Inc.:                                                                                          1964-1995
 Alabama (LTC)                   $23,584,957                          $23,584,957     $1,867,882         March 31, 1997     33 years
 California (LTC, RH)             65,912,924                           65,912,924      4,006,079         October 8, 1997    33 years
 Florida (LTC)                    10,796,688                           10,796,688        855,017         March 31, 1997     33 years
 Florida (LTC)                    10,700,000                           10,700,000        872,992         February 28, 1997  33 years
 Idaho (LTC)                         600,000                              600,000         48,953         February 28, 1997  33 years
 Illinois (LTC)                    4,900,000                            4,900,000        517,379         August 30, 1996    30 years
 Illinois (LTC)                    3,942,726                            3,942,726        312,235         March 31, 1997     33 years
 Indiana (LTC)                     3,000,000                            3,000,000        316,762         August 30, 1996    30 years
 Louisiana (LTC)                   4,602,574                            4,602,574        364,490         March 31, 1997     33 years
 Massachusetts (LTC)               8,300,000                            8,300,000        677,180         February 28, 1997  33 years
 North Carolina (LTC)             19,970,418                           19,970,418      3,313,938         June 4, 1994       39 years
 North Carolina (LTC)              2,739,021                            2,739,021        171,374         October 8, 1997    33 years
 Ohio (LTC)                       11,884,567                           11,884,567        726,917         October 8, 1997    33 years
 Tennessee (LTC)                   7,942,374                            7,942,374      1,320,020         September 30, 1994 30 years
 Texas (LTC)                       9,415,056                            9,415,056        745,602         March 31, 1997     33 years
 Washington (LTC)                  5,900,000                            5,900,000        480,936         March 31, 1997     33 years
 West Virginia (LTC)              24,793,444                           24,793,444      1,480,172         October 8, 1997    33 years
                                  ----------                           ----------      ---------
                                 218,984,749                          218,984,749     18,077,928
Integrated Health Services,
  Inc:                                                                                           1979-1993
   Florida (LTC)                  10,000,000                           10,000,000        565,998         January 13, 1998   33 years
   Florida (LTC)                  29,000,000                           29,000,000      1,461,712         March 31, 1998     33 years
   Illinois (LTC)                 14,700,000                           14,700,000        809,377         January 13, 1998   33 years
   New Hampshire (LTC)             5,800,000                            5,800,000        328,279         January 13, 1998   33 years
   Ohio (LTC)                     16,000,000                           16,000,000        806,462         March 31, 1998     33 years
   Pennsylvania (LTC)             14,400,000                           14,400,000        815,037         January 13, 1998   33 years
   Pennsylvania (LTC)              5,500,000                            5,500,000        277,221         March 31, 1998     33 years
   Washington (LTC)               10,000,000                           10,000,000      1,831,898         September 1, 1996  20 years
                                  ----------                           ----------      ---------
                                 105,400,000                          105,400,000      6,895,984

Advocat, Inc.:                                                                                   1972-1994
   Alabama (LTC)                  11,638,797      707,998              12,346,795      2,638,383         August 14, 1992  31.5 years
   Arkansas (LTC)                 37,887,832    1,473,599              39,361,431      8,615,565         August 14, 1992  31.5 years
   Kentucky (LTC)        (3)      14,897,402    1,816,000              16,713,402      2,292,281         July 1, 1994       33 years
   Ohio (LTC)                      5,854,186                            5,854,186        788,285         July 1, 1994       33 years
   Tennessee (LTC)       (2)       9,542,121                            9,542,121      2,155,012         August 14, 1992  31.5 years
   West Virginia (LTC)             5,283,525      502,338               5,785,863        802,162         July 1, 1994       33 years
                                   ---------      -------               ---------        -------
                                  85,103,863    4,499,935              89,603,798     17,291,688

RainTree Healthcare
  Corporation:                                                                                   1980-1994
   Arizona (LTC)                  24,029,032                           24,029,032        692,262        December 31, 1998   33 years
   Colorado (LTC)                 14,170,968                           14,170,968        408,257        December 31, 1998   33 years
   Indiana (LTC)                   8,383,671                            8,383,671      1,771,217        December 23, 1992 31.5 years
   Texas (LTC)                    27,141,483                           27,141,483      2,424,773        December 1, 1993    39 years
                                  ----------                           ----------      ---------
                                  73,725,154                           73,725,154      5,296,509

TLC Healthcare, Inc.:                                                                            1972-1996
   Illinois (LTC)                  1,281,412                            1,281,412         35,451        January 7, 1999     33 years
   Illinois (LTC)                  5,118,775                            5,118,775         80,684        June 1, 1999        33 years
   Missouri (LTC)                 12,301,560                           12,301,560        340,326        January 7, 1999     33 years
   Ohio (LTC)                      2,648,252                            2,648,252         73,265        January 7, 1999     33 years
   Texas (LTC)                     4,942,000                            4,942,000         77,888        June 30, 1999       33 years
   Texas (LTC)                     6,557,143                            6,557,143        439,130        September 5, 1997   33 years
   Texas (LTC)                     2,442,858                            2,442,858        128,446        March 4, 1998       33 years
                                   ---------                            ---------        -------
                                  35,292,000                           35,292,000      1,175,190

Alterra Healthcare
 Corporation:
  Colorado (AL)                    2,583,440                            2,583,440         40,721        June 14, 1999       33 years

  Indiana (AL)                    11,641,805                           11,641,805        183,503        June 14, 1999       33 years
  Kansas (AL)                      3,418,670                            3,418,670         53,886        June 14, 1999       33 years
  Ohio (AL)                        3,520,747                            3,520,747         55,495        June 14, 1999       33 years
  Oklahoma (AL)                    3,177,993                            3,177,993         50,093        June 14, 1999       33 years
  Tennessee (AL)                   4,068,652                            4,068,652         64,132        June 14, 1999       33 years
  Washington (AL)                  5,673,693                            5,673,693         89,431        June 14, 1999       33 years
                                   ---------                            ---------         ------
                                  34,085,000                           34,085,000        537,261
Alden Management
Services, Inc.:                                                                                    1978
   Illinois                       31,000,000       23,937              31,023,937      5,353,577        September 30, 1994  30 years

Tenet Healthcare Corp.:
   Pennsylvania (MOB)             30,031,250                           30,031,250      6,742,705        October 28, 1993  27.5 years

USA Healthcare, Inc.:                                                                              1974-1997
   Iowa(LTC)                      14,344,797      168,000              14,512,797        851,168        October 7, 1997     33 years
   Iowa(LTC)                       2,700,000                            2,700,000        285,086        August 30, 1996     30 years
                                   ---------     --------               ---------        -------
                                  17,044,797      168,000              17,212,797      1,136,254

Peak Medical of Idaho,
  Inc.:
   Idaho (LTC)                    10,500,000                           10,500,000        241,638        March 26, 1999      33 years

HQM of Floyd County,
  Inc.:
   Kentucky (LTC)                 10,250,000                           10,250,000         63,010        June 30, 1997       33 years

Hunter Management Group,
  Inc.:                                                                                            1984
  Florida (LTC)                    8,150,000          866               8,150,866      1,182,565        September 13, 1993  39 years

Liberty Assisted Living
  Center:
   Florida (AL)                    5,994,730          760               5,995,490      1,249,286        September 30, 1994  27 years

Eldorado Care Center,
  Inc. & Magnolia Manor,
  Inc.:                                                                                            1995-1998
    Illinois (LTC)                 5,100,000                            5,100,000        129,034        February 1, 1999    33 years

Kansas & Missouri, Inc.:
  Kansas (LTC)                     2,500,000                            2,500,000        431,447        September 30, 1994  30 years

Tutera Evergreen, LLC.:                                                                            1976
  Colorado (LTC)                     750,000                              750,000         49,353        June 3, 1994        30 years
                                     -------   ----------    ------       -------         ------
                                $673,911,543   $4,693,498       $0   $678,605,041    $65,853,429
                                ============   ==========       ==   ============    ===========

(1) All of the real estate included in this schedule are being used in either the operation of long term care facilities (LTC), assisted living facilities (AL), rehabilitation hospital (RH) or medical office buildings
    (MOB) located in the states indicated.
(2) Certain of the real estate indicated are security for Industrial Development Revenue bonds totaling $8,595,000 at December 31, 1999.
(3) Certain of the real estate indicated are security for notes payable totaling $7,355,843 at December 31, 1999.

                                                            Year Ended December 31,
(4)                                             1997               1998               1999
                                                ----               ----               ----
    Balance at beginning of period           $376,177,045      $561,054,194      $643,378,340
    Additions during period:
     Acquisitions                             183,229,915       157,474,363        79,676,000
     Improvements and other                     1,647,234                 -           168,000
    Disposals and transfers                             -       (75,150,217)      (44,617,299)
                                             ------------       -----------       -----------
    Balance at close of period               $561,054,194      $643,378,340      $678,605,041
                                             ============      ============      ============

(5)                                               1997              1998              1999
                                                  ----              ----              ----
     Balance at beginning of period           $32,884,104       $48,147,275       $56,385,853
     Additions during period:
      Provisions for depreciation              15,263,171        19,749,781        21,119,252
      Dispositions and transfers                        -       (11,511,203)      (11,651,676)
                                               ----------       -----------       -----------
     Balance at close of period               $48,147,275       $56,385,853       $65,853,429
                                              ===========       ===========       ===========

                    SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                        OMEGA HEALTHCARE INVESTORS, INC.
                                December 31, 1999

                                                                                                                           Principal
                                                                                                                           Amount of
                                                                                                                            Loans
                                                                                                           Carrying       Subject to
                                                                Periodic                                   Amount of      Delinquent
                              Interest     Final Maturity       Payment              Prior   Face Amount  Mortgages(2)    Principal
 Description (1)                Rate           Date             Terms                Liens  of Mortgages      (3)        Or Interest
-----------------------------------------------------------------------------------------------------------------------------------

Michigan (13 LTC facilities)   16.07%    August 13, 2007  Interest payable at        None  $58,800,000   $58,800,000      None (4)
                                                          15.07% payable monthly

North Carolina (3 LTC                                     Deferred interest at 1%
       facilities)                                        accrues monthly and is
                                                          payable at maturity of
                                                          the note

                                                          Quarterly amortization
                                                          of $1,470,000 commencing
                                                          in the year 2002

Florida (3 LTC facilities)     13.75%    August 4, 2012   Interest payable monthly   None    7,031,250     7,031,250      None

                                                          Quarterly amortization
                                                          of $50,000 commencing in
                                                          the year 2002

Florida (4 LTC facilities)     11.50%  February 28, 2010  Interest plus $1,700 of    None   12,891,500    12,824,800      None
                                                          principal payable monthly

Florida (2 LTC facilities)     11.50%    June 4, 2006     Interest plus $1,700 of    None   11,090,000    11,034,886      None
                                                          principal payable monthly

Texas (6 LTC facilities)      9.00% to     various        Interest plus $55,000 of   None    8,608,894     7,033,335      None
                               10.00%                     principal payable monthly

Tennessee (2 LTC facilities)   15.69%    April 29, 2001   Interest payable monthly   None    8,932,000     8,932,000      None

Tennessee (2 LTC facilities)   12.71%    August 1, 2016   Interest payable monthly   None   12,650,000    12,627,634      None

Ohio (6 LTC facilities)        11.01%   January 1, 2015   Interest plus $38,100 of   None   18,238,752    16,655,788      None
                                                          principal payable monthly

Georgia (2 LTC facilities)      9.79%    March 13, 2008   Interest payable monthly   None   12,000,000    12,000,000      None

Florida (5 LTC facilities)

Texas (2 LTC facilities)       10.20%   December 3, 2003  Interest payable monthly   None   37,500,000    37,500,000      None

Other Mortgage Notes:

Various                      9.00% to    2001 to 2010     Interest payable monthly   None   30,471,931    29,176,952  $5,882,009 (5)
                              13.00%                                                        ----------    ----------
                                                                                          $218,214,327  $213,616,645
                                                                                          ============  ============

(1) The mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare, such facilities are located in the states indicated.

(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.


  (3)                                                               Year Ended December 31,
                                                                    -----------------------
                                                             1997            1998             1999
                                                             ----            ----             ----

Balance at beginning of period                           $ 217,474,072    $ 218,353,007    $ 340,455,332
Additions during period - Placements                        11,155,491      125,850,000       22,986,500
Deductions during period - Collection of principal         (13,365,432)      (3,747,675)     (54,748,620)
Conversion to purchase leaseback/other changes               3,088,876                -      (95,076,567)
                                                             ---------      -----------      -----------
Balance at close of period                               $ 218,353,007    $ 340,455,332    $ 213,616,645
                                                         =============    =============     ============

(4) At December 31, 1999 no amounts were delinquent. However, the Company accelerated the due date and initiated a foreclosure action against the mortgagor due to failure to fully comply with certain covenants. See Note 3 (Mortgage Notes Receivable) to the consolidated financial statements.

(5) A mortgagor with a mortgage on two facilities in Florida declared bankruptcy on July 8, 1999. The bankruptcy court has ordered that all amounts owed to the Company (including default rate interest, late charges, attorney's fees and court costs), bear interest at an annual rate of 10% and that the mortgagor make monthly payments of $40,000 on a timely basis. As of December 31, 1999, the mortgagor had complied with the court order.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OMEGA HEALTHCARE INVESTORS, INC.

                                           By:  /s/ David A. Stover
                                               ------------------------
                                                David A. Stover
                                                Chief Financial Officer
Dated: January 24, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.


      Signatures                       Title                       Date
      ----------                       -----                       ----

PRINCIPAL EXECUTIVE OFFICER

/s/ ESSEL W. BAILEY, JR.            Chairman, President,       January 24, 2000
-------------------------           Chief Executive Officer
 Essel W. Bailey, Jr.               and Director


 PRINCIPAL FINANCIAL OFFICER and
 PRINCIPAL ACCOUNTING OFFICER

/s/ DAVID A. STOVER                Vice President, Chief       January 24, 2000
-------------------                Financial Officer and
David A. Stover                    Chief Accounting Officer


DIRECTORS

/s/ MARTHA A. DARLING                Director                  January 24, 2000
---------------------
Martha A. Darling


/s/ JAMES A. EDEN                    Director                  January 24, 2000
-----------------
James A. Eden


/s/ THOMAS F. FRANKE                 Director                  January 24, 2000
-------------------
Thomas F. Franke


/s/ HENRY H. GREER                   Director                  January 24, 2000
------------------
Henry H. Greer


/s/                                  Director                  January 24, 2000
---------------------
Harold J. Kloosterman


/s/ BERNARD J. KORMAN                Director                  January 24, 2000
---------------------
Bernard J. Korman


/s/ EDWARD LOWENTHAL                 Director                  January 24, 2000
--------------------
Edward Lowenthal

/s/ ROBERT L. PARKER                 Director                  January 24, 2000
--------------------
Robert L. Parker

                                INDEX TO EXHIBITS

                  Exhibit
                  Number                    Description
                  ------                    -----------

                   3.1       Articles of Incorporation, as amended
                               (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995)
                   3.2       Articles of Amendment to the Company's Articles
                               of Incorporation, as amended (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1999)
                   3.3       Amended and Restated Bylaws, as amended April 20,
                               1999 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated April 20, 1999)
                   4.1       Rights  Agreement,  dated  as of  May  12,  1999,
                               between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series A Junior Participating Preferred Stock) and Exhibit B thereto (Form of Right Certificate) (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated April 20, 1999)
                   4.2       Form of Convertible  Debenture  (Incorporated  by
                               reference to Exhibit 4.2 to the Company's Form S-3 dated February 3, 1997)
                   4.3       Form of Indenture  (Incorporated  by reference to
                               Exhibit 4.2 to the Company's Form S-3 dated February 3, 1997)
                   4.4       Indenture  dated December 27, 1993  (Incorporated
                               by reference to Exhibit 4.2 to the Company's Form S-3 dated December 29, 1993)
                   4.5       First  Supplemental  Indenture  dated January 23,
                               1996 (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated January 19, 1996)
                   4.6       1993 Stock Option and  Restricted  Stock Plan, as
                               amended and restated (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 6, 1998)
                   4.7       Form  of  Articles  Supplementary  for  Series  A
                               Preferred  Stock  (Incorporated  by  reference to
                               Exhibit 4.1 of the Company's Form 10-Q for the quarterly period ended March 31, 1997)
                   4.8       Articles  Supplementary  for  Series B  Preferred
                               Stock (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated April 27, 1998)
                   4.9       Form of Supplemental Indenture No. 1 dated as of
                               June 1, 1998 relating to the 6.95% Notes due 2002 (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated June 9, 1998)
                  10.1       1993 Deferred  Compensation Plan, effective March
                               2, 1993  (Incorporated  by  reference  to Exhibit
                               10.16 to the Company's Form 10-K for the year ended December 31, 1992)
                  10.2       Form of Note  Exchange  Agreement  -- 10%  Senior
                               Notes due July 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30,
                               1995)
                  10.3       Form of Note Exchange Agreement-- 7.4% Senior
                               Notes due July 15, 2000 (Incorporated by
                               reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September
                               30, 1995)
                  10.4       Form of Note  Exchange  Agreement  -- 7.4% Senior
                               Notes due July 15, 2000 (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1995)
                  10.5       Second Amended and Restated Loan Agreement by and
                               among Omega Healthcare Investors, Inc., the banks signatory hereto and Fleet Bank, N.A., as agent for such banks, dated September 30, 1997 (Incorporated by reference to Exhibit 10 to the Company's Form 8-K dated November 10, 1997)

                  10.6       First  Amendment  of Purchase  Agreement,  Master
                               Lease Agreement, Facility Leases and Guaranty between Delta Investors I, LLC and Sun Healthcare Group, Inc. and Delta Investors II, LLC and Sun Healthcare Group, Inc. (Incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Form 8-K dated April 30, 1998)
                  10.7       Form  of  Loan   Agreement  by  and  among  Omega
                               Healthcare Investors, Inc. and certain of its subsidiaries and the Provident Bank dated March 31, 1999 (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1999)
                  10.8       Forbearance Agreement by and between Delta
                               Investors I, LLC, Delta Investors II, LLC, Omega Healthcare Investors, Inc., OHI (Illinois),
                               Inc. and Sun Healthcare Group, Inc. dated October 13, 1999*
                  11         Statement re: computation of per share earnings*
                  12         Ratio of Earnings to Combined Fixed Charges and
                               Preferred Stock Dividends*
                  21         Subsidiaries of the Registrant*
                  23         Consent of Ernst & Young LLP*
                  27         Financial Data Schedule*


---------
* Exhibits which are filed herewith on the indicated sequentially numbered page.