Form 10-Q
period 2000-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2000-05-19
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                       or
  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

  Yes  X            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000


            Common Stock, $.10 par value               20,127,957
                      (Class)                      (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.

                                    FORM 10-Q

                                 March 31, 2000

                                      INDEX


PART I    Financial Information                                         Page No.
------    ---------------------                                         --------

Item 1.   Condensed Consolidated Financial Statements:

          Balance Sheets
             March 31, 2000 (unaudited)
             and December 31, 1999.........................................   2


          Statements of Operations (unaudited)-
             Three-month periods ended
             March 31, 2000 and 1999.......................................   3


          Statements of Cash Flows (unaudited)-
             Three-month periods ended
             March 31, 2000 and 1999.......................................   4

          Notes to Condensed Consolidated Financial Statements
             March 31, 2000 (unaudited)....................................   5


Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations....................................................  11

Item 3.   Market Risk......................................................  19


PART II   Other Information
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K.................................  21

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        OMEGA HEALTHCARE INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                            March 31,         December 31,
                                                                              2000               1999
                                                                              ----               ----
                                                                           (Unaudited)         (See Note)
                              ASSETS
Real estate properties
  Land and buildings at cost ...................................          $   605,183        $   678,605
  Less accumulated depreciation ................................              (65,255)           (65,854)
                                                                              -------            -------
    Real estate properties - net ...............................              539,928            612,751
  Mortgage notes receivable ....................................              213,229            213,617
                                                                              -------            -------
                                                                              753,157            826,368
Other real estate - net ........................................              147,097             65,847
Other investments ..............................................               58,075             61,705
                                                                               ------             ------
                                                                              958,329            953,920
Assets held for sale ...........................................               36,705             36,406
                                                                               ------             ------
  Total Investments (Cost of $1,060,289 at March 31, 2000
  and $1,056,180 at December 31, 1999) .........................              995,034            990,326
Cash and short-term investments ................................                2,509              4,105
Goodwill and non-compete agreements - net ......................                2,847              3,013
Other assets ...................................................               13,606             16,407
                                                                               ------             ------
     Total Assets ..............................................          $ 1,013,996        $ 1,013,851
                                                                          ===========        ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Acquisition lines of credit ....................................          $   177,000        $   166,600
Unsecured borrowings ...........................................              310,996            310,996
Secured borrowings .............................................               15,878             15,951
Subordinated convertible debentures ............................               48,405             48,405
Accrued expenses and other liabilities .........................               13,699             14,818
                                                                               ------             ------
     Total Liabilities .........................................              565,978            556,770

Preferred Stock ................................................              107,500            107,500
Common stock and additional paid-in capital ....................              450,939            449,292
Cumulative net earnings ........................................              235,123            232,105
Cumulative dividends paid ......................................             (343,749)          (331,341)
Stock option loans .............................................               (2,427)            (2,499)
Unamortized restricted stock awards ............................               (1,592)              (526)
Accumulated other comprehensive income .........................                2,224              2,550
                                                                                -----              -----
     Total Shareholders' Equity ................................              448,018            457,081
                                                                              -------            -------
     Total Liabilities and Shareholders' Equity ................          $ 1,013,996        $ 1,013,851
                                                                          ===========        ===========


Note - The balance sheet at December 31, 1999, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                    (In Thousands, Except Per Share Amounts)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                 2000             1999
                                                                                 ----             ----

Revenues
  Rental income ......................................................        $ 17,944          $ 18,128
  Mortgage interest income ...........................................           6,000            10,217
  Other investment income ............................................           1,628             1,662
  Other real estate income ...........................................             518                 -
  Miscellaneous ......................................................              27                16
                                                                                    --                --
                                                                                26,117            30,023
Expenses
  Depreciation and amortization ......................................           5,910             5,595
  Interest ...........................................................          10,966            10,106
  General and administrative .........................................           1,723             1,497
                                                                                 -----             -----
                                                                                18,599            17,198
                                                                                ------            ------

Net earnings before provision for loss on assets held for sale .......           7,518            12,825
Provision for loss on assets held for sale - net .....................          (4,500)                -
                                                                                ------             -----
Net earnings .........................................................           3,018            12,825
Preferred stock dividends ............................................          (2,408)           (2,408)
                                                                                ------            ------
Net earnings available to common .....................................        $    610          $ 10,417
                                                                              ========          ========

Net Earnings per common share:
  Basic before provision for loss on assets held for sale ............        $   0.26          $   0.52
                                                                              ========          ========
  Diluted before provision for loss on assets held for sale ..........        $   0.26          $   0.52
                                                                              ========          ========
  Basic after provision for loss on assets held for sale .............        $   0.03          $   0.52
                                                                              ========          ========
  Diluted after provision for loss on assets held for sale ...........        $   0.03          $   0.52
                                                                              ========          ========

Dividends paid per common share ......................................        $   0.50          $   0.70
                                                                              ========          ========

Average Shares Outstanding, Basic ....................................          19,982            19,899
                                                                                ======            ======
Average Shares Outstanding, Diluted ..................................          19,982            19,901
                                                                                ======            ======

Other comprehensive income (loss):
  Unrealized Gain (Loss) on Omega Worldwide, Inc. ....................        $   (326)         $    735
                                                                              ========          ========

Total comprehensive income ...........................................        $  2,692          $ 13,560
                                                                              ========          ========


            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    2000             1999
                                                                                    ----             ----
Operating activities
 Net earnings ............................................................       $  3,018         $ 12,825
 Adjustment to reconcile net earnings to cash
 provided by operating activities:
     Depreciation and amortization .......................................          5,910            5,595
     Provision for impairment loss .......................................          4,500                -
     Provision for collection losses .....................................          1,437                -
     Other ...............................................................            633              998
                                                                                      ---              ---
Funds from operations available for distribution and investment ..........         15,498           19,418
Net change in operating assets and liabilities ...........................         (1,271)          (4,069)
                                                                                   ------           ------

Net cash provided by operating activities ................................         14,227           15,349

Cash flows from financing activities
Proceeds of acquisition lines of credit ..................................         10,400           53,155
Payments of long-term borrowings .........................................            (73)             (76)
Receipts from Dividend Reinvestment Plan .................................            349              260
Dividends paid ...........................................................        (12,408)         (16,409)
Purchase of Company common stock .........................................              -           (8,740)
Other ....................................................................              -            1,283
                                                                                    -----            -----
Net cash (used in) provided by financing activities ......................         (1,732)          29,473

Cash flow from investing activities
Acquisition of real estate ...............................................              -          (33,921)
Placement  of mortgage loans .............................................              -          (16,891)
Fundings of foreclosure activities .......................................        (11,644)               -
Proceeds from sale of real estate investments - net ......................            230            2,914
Fundings of other investments - net ......................................         (3,065)          (2,532)
Collection of mortgage principal .........................................            388            5,776
Other ....................................................................              -             (482)
                                                                                  -------             ----
Net cash used in investing activities ....................................        (14,091)         (45,136)
                                                                                  -------          -------

Decrease in cash and short-term investments ..............................       $ (1,596)        $   (314)
                                                                                 ========         ========



            See notes to condensed consolidated financial statements.

                        Omega Healthcare Investors, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2000

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets held for sale to fair value less cost of disposal) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


Note B - Concentration of Risk and Related Issues

         As a result of certain recent developments, the risks associated with investing in long-term healthcare facilities, stemming in large part from government legislation and regulation of operators of the facilities, has increased. The Company's tenants/mortgagors depend on reimbursement legislation which will provide them adequate payments for services because a significant portion of their revenue is derived from government programs funded under Medicare and Medicaid. The Medicare program implemented a Prospective Payment System for skilled nursing facilities, which replaced cost-based reimbursements with an acuity based system. The immediate effect was to significantly reduce payments for services provided. Additionally, certain State Medicaid programs have implemented similar acuity based systems. The reduction in payments to nursing home operators pursuant to the Medicare and Medicaid payment changes has negatively affected the revenues of the Company's nursing home facilities and the ability of the operators of these facilities to service the capital costs with capital providers like the Company. As a result, a number of the Company's operators have filed petitions seeking reorganization under chapter 11 of the U.S. Bankruptcy Code.

          Most of the Company's nursing home investments were designed exclusively to provide long-term healthcare services. These facilities are also subject to detailed and complex specifications for the physical characteristics as mandated by various governmental authorities. If the facilities cannot be operated as long-term care facilities, finding alternative uses may be difficult. The Company's triple-net leases require its tenants to comply with such regulations affecting the physical characteristics of its facilities, and the Company regularly monitors compliance by tenants with healthcare facilities' regulations. Nevertheless, if tenants fail to perform these obligations, and the Company recovers the facility through repossession, the Company may be required to expend capital to comply with such regulations and maintain the value of its investments.

         As of March 31, 2000, 88.6% of the Company's real estate investments ($818.4 million) are related to long-term care skilled nursing facilities, 4.9% to assisted living facilities, 2.8% to rehabilitation hospitals, and 3.7% to medical office facilities. These healthcare facilities are located in 27 states and are operated by 23 independent healthcare operating companies.


        Approximately 80.2% of the Company's investments are operated by eight public companies, including Sun Healthcare Group, Inc. (25.0%), Integrated Health Services, Inc. (16.8%, including 9.9% as the manager for Lyric Health Care LLC), Advocat, Inc. (11.6%), Vencor Operating, Inc. (7.7%), Genesis Health Ventures, Inc. (6.3%), Mariner Post-Acute Network (6.1%), Alterra Healthcare Corporation (3.6%) and Tenet Healthcare Corp. (3.1%). Vencor and Genesis manage facilities for the Company's own account as explained more fully in Note C. The two largest private operators represent 4.3% and 3.3% of investments. No other operator represents more than 1.8% of investments. The three states in which the Company has its highest concentration of investments are located are Florida (15.3%), California (7.0%) and Illinois (6.9%).


         Many of the public nursing home companies operating the Company's facilities have recently reported significant operating and impairment losses. Sun Healthcare Group, Inc., Mariner Post-Acute Network, Integrated Health Services, Inc. and RainTree Healthcare Corporation have each filed for protection under the Bankruptcy Code, with the last three filing during the first quarter of 2000. These filings have interrupted the payment of interest on mortgages. These operators collectively represent 45.7% of the Company's investments as of March 31, 2000. Additionally, Advocat, Inc. has announced a restatement of certain of its financial statements, and other operators are experiencing financial difficulties. Advocat also suspended the payment of rents during the period but recently reinstated partial payments under a standstill agreement. The Company has initiated discussions with all operators who are experiencing financial difficulties, as well as state officials who regulate its properties. It also has proactively initiated various other actions to protect its interests under its leases and mortgages. Given the current challenges to its customers, the Company is actively involved with workout negotiations and bankruptcy proceedings to preserve and protect the value of its investments. While the earning capacity of certain properties has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon foreclosure or lease termination, there can be no assurance that the Company's investments in facilities would not be written down based on appraisals.


         During the period ended March 31, 2000, Mariner Post-Acute Network, Advocat, Inc. and Integrated Health Services, Inc. discontinued payments to the Company. Payments from Advocat, Inc. (on a reduced basis pursuant to a standstill agreement) and from Integrated Health Services, Inc. were resumed in April 2000, but Integrated Health Services, Inc. has not yet made its May payment. There can be no assurance that these customers will be able to continue those payments or that other customers will continue to make their payments as scheduled.


Note C - Portfolio Valuation Matters

         In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications. Additionally, the Company actively monitors and manages its investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, the Company engages in various collection and foreclosure activities, and it believes management has the skills, knowledge and experience to deal with such issues as may arise from time to time.

         When the Company acquires real estate pursuant to a foreclosure or bankruptcy proceeding and does not immediately release the properties to new operators, the reacquired assets are classified on the balance sheet as "other real estate" and the value of such assets is reported at the lower of cost or fair value. Additionally, when a plan to sell real estate is adopted, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or fair value, less cost of disposal. Based on management's current review of the portfolio, a $1.4 million provision for collection losses was recorded for the three-month period ended March 31, 2000.


Assets Held For Sale

         During 1998, management initiated a plan to dispose of certain properties judged to have limited long-term potential and to redeploy the proceeds. Following a review of the portfolio, assets identified for sale had a cost of $95 million, a net carrying value of $83 million, and annualized revenues of approximately $11.4 million. In 1998, the Company recorded a provision for impairment of $6.8 million to adjust the carrying value of those assets judged to be impaired to their fair value, less cost of disposal. During 1998, the Company completed sales of two groups of assets, yielding sales proceeds of $42,036,000. Gains realized in 1998 from the dispositions approximated $2.8 million. During 1999, the Company completed asset sales yielding net proceeds of $18.2 million, realizing losses of $10.5 million. In addition, management initiated a plan in the 1999 fourth quarter for additional asset sales to be completed in 2000. The additional assets identified as assets held for sale had a cost of $33.8 million, a net carrying value of $28.6 million and annualized revenue of approximately $3.4 million. As a result of this review, the Company recorded a provision for impairment of $19.5 million to adjust the carrying value of assets held for sale to their fair value, less cost of disposal. The Company intends to sell the remaining facilities as soon as practicable, although there can be no assurance sales will be completed or completed on favorable terms.

         As of March 31, 2000, the carrying value of assets held for sale totals $36.7 million. Of the 38 facilities held for sale, 32 are operated for the Company's own account. During the three-month period ended March 31, 2000, the Company realized disposition proceeds of $230,000, and recognized an additional $4.5 million provision for impairment on assets held for sale. The Company intends to sell the remaining facilities as soon as practicable. However, a number of other companies are actively marketing portfolios of similar assets and, in light of the existing conditions in the long-term care industry generally, it has become more difficult to sell such properties and for potential buyers to obtain financing for such acquisitions. Thus, there can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow the Company to realize the fair value of such assets.


Other Real Estate

         The Company owns 42 facilities with 4,100 beds or assisted living units located in eight states, which were recovered from customers and are operated for the Company's own account. The investment in this real estate is classified under Other Real Estate as of March 31, 2000. It includes 10 nursing homes located in Massachusetts and Connecticut with 1,052 licensed beds. These facilities were acquired by the Company on July 14, 1999 in lieu of foreclosure and are currently being managed by Genesis Health Ventures, Inc. At March 31, 2000, the Company had invested approximately $68.5 million in these facilities. The Company presently is considering various alternatives, including negotiating a lease with one or more new operators or selling one or more of the facilities. Income from these facilities approximated $460,000 for the three-month period ended March 31, 2000.


         At March 31, 2000, Other Real Estate also includes 18 facilities formerly leased to RainTree Healthcare Corporation ("RainTree") which were taken back by the Company on February 29, 2000 when RainTree filed for bankruptcy; in connection with the bankruptcy proceeding, the Company bid $3.1 million for the leasehold interest in 12 other RainTree facilities, all of which are now operated for the account of the Company under a management agreement with Vencor Operating, Inc. The carrying amount of the Company's investment in all 30 facilities is $75.8 million. Appraisals are being sought to determine if fair market value is lower than the current carrying amount. Based on information presently available, management believes there is no material impairment in the carrying value of the facilities. However, there can be no assurance that the value based on appraisals will not be less than cost. Information was not available as to the operating income or loss for these facilities for the month of March 2000.


Note D - Preferred Stock

         During the three-month periods ended March 31, 2000 and March 31, 1999, the Company paid dividends of $1.3 million and $1.1 million, respectively, on its 9.25% Series A Cumulative Preferred Stock and 8.625% Series B Cumulative Preferred Stock. Dividends on the preferred stock are payable quarterly.


Note E - Net Earnings Per Share

         Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options (2,701 shares for the three-month period in 1999). Assumed conversion of the Company's 1996 convertible debentures is antidilutive.

Note F - Omega Worldwide, Inc.


         As of March 31, 2000 the Company holds a $7,688,000 investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of preferred stock. The Company has guaranteed repayment of borrowings pursuant to a revolving credit facility in exchange for a 1% annual fee and a facility fee of 25 basis points. The Company has been advised that at March 31, 2000 borrowings of $8,850,000 are outstanding under Worldwide's revolving credit facility. As of March 31, 2000, Worldwide was in default under the revolving credit facility due to a decline in the Company's credit rating. Worldwide's lender has waived the defaults under the revolving credit facility through June 29, 2000.


         Additionally, the Company has a Services Agreement with Worldwide, which provides for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs is based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Indirect costs allocated to Worldwide for the three-month period ending March 31, 2000 were $205,000, compared with $198,000 for the same period in 1999.


Note G - Subsequent Events

         On May 2, 2000, the Board of Directors declared its regular quarterly dividends of $.578 per share and $.539 per share, respectively, to be paid on May 15, 2000 to Series A and Series B Cumulative Preferred shareholders of record on May 5, 2000.

         On May 5, 2000, the Company completed negotiations with its bank group to replace its $200 million unsecured revolving credit facility with a new $175 million secured revolving credit facility that expires in December 2002, subject to completion of definitive documentation. The Company was not in compliance with certain financial covenants under the existing $200 million facility and, as a result, borrowings thereunder are currently prohibited. The Company has received waivers of these covenant defaults under the existing facility through June 29, 2000 to permit completion of documentation for the new facility.
However, borrowings will continue to be prohibited until the Company completes the Equity Investment (defined below) and addresses the July 15, 2000 and February 1, 2001 maturities of borrowings totaling $130 million.

         On May 11, 2000, the Company announced the execution of definitive documentation with Explorer Holdings, L.P. pursuant to which the Company will issue and sell up to $200.0 million of its capital stock to Explorer ("the Equity Investment"). Initially, 1.0 million shares of a new series of convertible preferred stock ("Series C Preferred") will be issued for an aggregate purchase price of $100.0 million, and up to an additional $100 million of new capital will be available for liquidity and growth purposes upon satisfaction of certain conditions. The shares of Series C Preferred will receive dividends at the greater of 10% per annum or the dividend payable on shares of Common Stock (with the Series C Preferred participating on an "as converted" basis). Dividends on Series C Preferred accrue from the date of issuance and, for any dividend period ending prior to February 1, 2001, may be paid in cash or additional shares of Series C Preferred. Thereafter, all dividends must be paid in cash. Other provisions of this arrangement are explained more fully in Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         On May 12, 2000, the Company entered into an agreement with Tenet Healthsystem Philadelphia, Inc. to sell three medical office buildings and a parking garage to Tenet for gross proceeds of $34,000,000. The transaction is presently scheduled to close on or before May 31, 2000. The properties have a current carrying value of approximately $23,000,000, and revenues from these facilities totaled $1,076,000 for the three months ended March 31, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the sale of certain assets that have been identified for disposition, dividend policy, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the Company's facilities as it affects the operators' continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; the Company's ability to complete the contemplated asset sales, Equity Investment and bank financing, and if completed, the ability to do so on terms contemplated as favorable to the Company; changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the limited availability and cost of capital to fund or carry healthcare investments; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields; and changes in tax laws and regulations affecting real estate investment trusts; and the risks identified in
Item 1, Note C above.

         Following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes. See also, Item 1, Note B regarding Concentration of Risk and Related Issues and Note C regarding portfolio valuation matters above.


Results of Operations

         Revenues for the three-month period ending March 31, 2000 totaled $26.1 million, a decrease of $3.9 million over the period ending March 31, 1999. The decrease in 2000 revenue is due in part to approximately $2.6 million from reductions in earning investments due to foreclosure and bankruptcy, $2.0 million from reduced investment caused by 1999 asset sales and the prepayment and foreclosure of mortgages and a $1.4 million provision for losses on restructuring of customer obligations. These decreases are offset by $1.5 million in additional revenue from 1999 investments and $591,000 of revenue growth from participating incremental net revenues that became effective in 2000. As of March 31, 2000, gross real estate investments of $818 million have an average annualized yield of approximately 11.6%.

         Expenses for the three-month period ended March 31, 2000 totaled $18.6 million, an increase of $1.4 million over expenses for 1999. The provision for depreciation and amortization for the three-month period ended March 31, 2000 totaled $5,910,000, increasing $315,000 over the same period in 1999. This increase consists of $563,000 additional depreciation expense from properties previously classified as mortgages offset by a reduction in amortization of non-compete agreements of $249,000.

         Interest expense for the three-month period ended March 31, 2000 was $11.0 million, compared with $10.1 million for the same period in 1999. The increase in 2000 is primarily due to higher average outstanding borrowings during the 2000 period at slightly higher rates than the same period in the prior year.

         General and administrative expenses for the three-month period ended March 31, 2000 totaled $1.7 million, an increase of $226,500 over the same period in 1999. These expenses for the three-month period were approximately 6.6% of revenues, as compared to 5.0% of revenues for the 1999 period. The increase in 2000 is due in part to payments of legal and financial advisory fees.

         Net earnings available to common shareholders were $5,110,000 for the three-month period ended March 31, 2000 (excluding the non-recurring charge of $4.5 million), decreasing approximately $5,307,000 from the 1999 period. This decrease is largely the result of decrease in revenues, including provision of collection losses. Higher depreciation, interest and general & administrative costs also contributed to the reduction in net earnings. Net earnings per diluted common share (excluding the loss on asset dispositions) decreased from $0.52 for the three-month period ended March 31, 1999 to $0.26 for the three-month period ended March 31, 2000.


         Funds from Operations ("FFO") totaled $11,020,000 for the three-month period ending March 31, 2000, representing a decrease of approximately $5,765,000 over the same period in 1999 due to factors mentioned above. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Properties recovered by the Company required funding of $11.4 million for working capital during the three-month period. Accordingly, cash available for distribution was negative for the quarter.


         No provision for Federal income taxes has been made since the Company intends to continue to qualify as a real estate investment trust under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will not be subject to Federal income taxes on amounts distributed to shareholders, provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other conditions. Although the Company has suspended dividends on its common stock pending completion of the Equity Investment discussed below, the Company fully intends to meet the 95% distribution test with dividends to be declared later in 2000. Profits from operations of recovered properties are subject to tax, and the Company intends to hold and operate recovered properties only long enough to stabilize and then release or sell them.

Liquidity and Capital Resources

Overview
--------

         At March 31, 2000, the Company had total assets of $1.0 billion, shareholders' equity of $448.0 million, and long-term debt of $375.3 million, representing approximately 37% of total capitalization. Long-term debt excludes funds borrowed under its acquisition credit agreements. The Company has $177.0 million drawn on its credit facilities at March 31, 2000. Proceeds from asset sales and mortgage payments are currently expected to reduce borrowings on the credit facility by approximately $45.0 million during 2000.

         The Company has approximately $81.0 million of indebtedness that matures July 15, 2000, and approximately $48.0 million of convertible debentures that mature February 2001. Additionally, the term of the Company's $200.0 million revolving credit facility expires September 30, 2000.

         In order to meet the Company's upcoming debt maturities, finance operations and fund future investments, the Company has agreed to issue $100.0 million of Series C Preferred Stock (the "Equity Investment") to a private equity investor, with up to an additional $100.0 million investment available for future liquidity needs or growth opportunities on certain conditions. See "-Equity Investment" below. The Equity Investment is subject to certain conditions, including shareholder approval, and completion of documentation for the Company's new credit facility and management incentive arrangements on terms acceptable to the investor, and therefore the completion of the transaction cannot be assured. The Company believes the proceeds from the first $100.0 million of the Equity Investment, together with the proceeds of certain asset dispositions, will provide the Company sufficient liquidity to meet its near-term debt maturities and working capital needs as well as the opportunity to take advantage of certain growth opportunities. As the Company does not otherwise have sufficient existing capital resources to repay the $81.0 million of indebtedness that matures July 15, 2000, the Company would need funding from other sources which have not been identified and may not be available or seek to delay the repayment of the July maturities if the $100.0 million Equity Investment has not been consummated prior to July 15, 2000.

Dividend Policy
---------------

         The Company distributes a large portion of the cash available from operations. Prior to March 31, 2000, the Company's historical policy had been to make distributions on common stock of approximately 80% of FFO. Cash dividends paid totaled $0.50 per share for the three-month period ending March 31, 2000, compared with $0.70 per share for the same period in 1999. The dividend payout ratio, that is the ratio of per share amounts for dividends paid to the per share amounts of funds from operations, was approximately 90.7% for the three-month period ending March 31, 2000 compared with 85.0% for the same period in 1999.

         Subject to completion of the $100.0 million Equity Investment, the Board of Directors has announced its intention to declare dividends on the Company's common stock at the annual rate of $1.00 per share. No common stock dividend will be paid in the second quarter of 2000. Subject to the completion of the Equity Investments, the Company intends to resume regularly quarterly dividends of $0.25 per common share commencing with the dividend to be paid in the 2000 third quarter. The Company currently intends to declare and pay regular quarterly dividends on its preferred shares.

Equity Investment
-----------------


         On May 11, 2000, the Company announced the execution of definitive documentation with Explorer Holdings, L.P. ("Explorer"), a private equity investor, pursuant to which the Company will issue and sell up to $200.0 million of its capital stock to Explorer. Initially, 1.0 million shares of a new series of convertible preferred stock ("Series C Preferred") will be issued for an aggregate purchase price of $100.0 million. The descriptions of the transaction documents set forth herein do not purport to be complete and are qualified in their entirety by the forms of such documents filed as exhibits to this report.


         Terms of Series C Preferred:  The shares of Series C Preferred  will be
         -----------------------------
issued and sold for $100.00 per share and will be convertible into Common Stock at any time by the holder at an initial conversion price of $6.25 per share of Common Stock. The conversion price is subject to possible future adjustment in accordance with customary antidilution provisions, including, in certain circumstances, the issuance of Common Stock at an effective price less than the then fair market value of the Common Stock. The Series C Preferred will rank on a parity with the Company's outstanding shares of Series A and Series B preferred stock as to priority with respect to dividends and upon liquidation. The shares of Series C Preferred will receive dividends at the greater of 10% per annum or the dividend payable on shares of Common Stock, with the Series C Preferred participating on an "as converted" basis. Dividends on Series C Preferred accrue from the date of issuance and, for dividend periods ending prior to February 1, 2001, may be paid at the option of the Company in cash or additional shares of Series C Preferred. Thereafter, dividends must be paid in cash. The Series C Preferred will vote (on an "as converted" basis) together with the Common Stock on all matters submitted to stockholders. However, without the consent of the Company's Board of Directors, no holder of Series C Preferred may vote or convert shares of Series C Preferred if the effect thereof would be to cause such holder to beneficially own more than 49.9% of the Company's Voting Securities. If dividends on the Series C Preferred are in arrears for four quarters, the holders of the Series C Preferred, voting separately as a class (and together with the holder of Series A and Series B Preferred if and when dividends on such series are in arrears for six or more quarters and special class voting rights are in effect with respect to the Series A and Series B Preferred), will be entitled to elect directors who, together with the other directors designated by the holders of Series C Preferred, would constitute a majority of the Company's Board of Directors.

         Investment  Agreement:  The general terms of the Equity  Investment are
         ---------------------
set forth in the Investment Agreement. In addition to setting forth the terms on which Explorer will acquire initially the $100.0 million of Series C Preferred, the Investment Agreement also contains provisions pursuant to which Explorer will make available, upon satisfaction of certain conditions, up to $50.0 million to be used to pay indebtedness maturing on or before February 1, 2001 (the "Liquidity Commitment"). Any amounts drawn under the Liquidity Commitment will be evidenced by the issuance of additional shares of Series C Preferred at a conversion price equal to the lower of $6.25 or the then fair market value of the Company's Common Stock.

         Any amounts of the Liquidity Commitment not utilized by the Company are available to the Company through July 1, 2001, upon satisfaction of certain conditions, to fund growth (the "Growth Equity Commitment"). Draws under the Growth Equity Commitment will be evidenced by Common Stock issued at the then fair market value less a discount agreed to by Explorer and the Company representing the customary discount applied in rights offerings to an issuer's existing security holders, or, if not agreed, 6%. Draws under the Growth Equity Commitment will reduce the amounts available under the Liquidity Commitment. Following the drawing in full of the Growth Equity Commitment or upon expiration of the initial Growth Equity Commitment, Explorer will have the option to provide up to an additional $50.0 million to fund growth for an additional twelve month period (the "Increased Growth Equity Commitment"). Draws under the Increased Growth Equity Commitment will be subject to the same conditions as applied to the Growth Equity Commitment and the Common Stock so issued will be priced in the same manner described above.

         If Explorer exercises its option to fund the Increased Growth Equity Commitment, the Company will have the option to engage in a Rights Offering to all common stockholders other than Explorer and its Affiliates. In the Rights Offering, stockholders will be entitled to acquire their proportionate share of the Common Stock issued in connection with the Growth Equity Commitment at the same price paid by Explorer. Proceeds received from the Rights Offering will be used to repurchase Common Stock issued to Explorer under the Growth Equity Commitment.

         Upon the first to occur of the drawing in full of the Increased Growth Equity Commitment or the expiration of the Increased Growth Equity Commitment, the Company will again have the option to engage in a second Rights Offering. Stockholders (other than Explorer and its Affiliates) will be entitled to acquire their proportionate share of the Common Stock issued in connection with the Increased Growth Equity Commitment at the same price paid by Explorer. Proceeds received in connection with the second Rights Offering will be used to repurchase Common Stock issued to Explorer under the Increased Growth Equity Commitment.

         In connection with obtaining stockholder approval of the issuance of the capital stock to be issued to Explorer in the subject transaction, stockholders will be asked to elect to the Company's Board of Directors four nominees designated by Explorer. A fifth "independent" director nominee, mutually determined by the Company and Explorer will also be nominated for election to the Company's Board of Directors. The remaining four directors will be comprised of individuals, including Essel W. Bailey, Jr., Chairman and Chief Executive Officer, designated by the incumbent directors and acceptable to Explorer.

         The Investment Agreement contains representations, warranties and indemnification provisions customary for a transaction of this nature. The consummation of the contemplated transaction is subject to the completion of the new $175 million secured credit facility with Fleet Bank, N.A., a waiver from one of the Company's lenders and compensation and severance arrangements with members of the Company's senior management team, in each case on terms acceptable to Explorer, as well as other customary closing conditions, and therefore the completion of the transaction cannot be assured.

         The Company has agreed not to solicit or enter into discussions regarding an Alternative Proposal, provided that the Company may consider an unsolicited proposal that the Board of Directors determines in good faith is reasonably likely to result in a Superior Proposal. The Company has agreed to pay Explorer $6.0 million (the "Termination Fee") if the transaction is terminated under certain circumstances, including termination in connection with the acceptance of a Superior Proposal (as defined in the Investment Agreement). Under certain circumstances, the Company will be required to pay Explorer the Termination Fee if an Alternative Proposal results in a transaction within 18 months following termination. The Company has agreed to reimburse Explorer for up to $2.5 million in out-of-pocket expenses.



         Stockholders  Agreement:  In  connection  with the  Equity  Investment,
         -----------------------
the Company will enter into a Stockholders Agreement with Explorer pursuant to which Explorer will be entitled to designate up to four members of the Company's Board of Directors depending on the percentage of either Series C Preferred or total Voting Securities acquired from time to time by Explorer pursuant to the Investment Agreement. The director designation rights will terminate upon the first to occur of the tenth anniversary of the Stockholders Agreement or when Explorer beneficially owns less than 5% of the total Voting Securities of the Company.


         In addition, Explorer will agree not to transfer any shares of Series C Preferred (or the Common Stock issuable upon conversion of the Series C Preferred) without board approval until the first anniversary of Explorer's initial investment. Thereafter, Explorer will be permitted to transfer shares in accordance with certain exemptions from the registration requirements imposed by the Securities Act of 1933, as amended, or upon exercise of certain registration rights granted to Explorer by the Company and set forth in a Registration Rights Agreement (a "Public Sale"). After July 1, 2001, Explorer will be permitted to transfer its Voting Securities to a Qualified Institutional Buyer ("QIB") if either (i) the total amount of Voting Securities does not exceed 9.9% of the Company's total Voting Securities or (ii) the QIB transferee becomes a party to the standstill agreement contained in the Stockholders Agreement. Any transfer of Voting Securities by Explorer or its Affiliates (other than in connection with a Public Sale) is subject to a right of first offer that can be exercised by the Company or any other purchaser that the Company may designate. These transfer restrictions will terminate on the fifth anniversary of Explorer's initial investment.

         Pursuant to the standstill provisions in the Stockholders Agreement, Explorer has agreed that until the fifth anniversary of the consummation of Explorer's initial investment, it will not acquire, without the prior approval of the Company's Board of Directors, beneficial ownership of any Voting Securities (other than pursuant to the Liquidity Commitment, the Growth Equity Commitment and the Increased Growth Equity Commitment and additional acquisitions of up to 5% of the Company's Voting Securities). In the event that Explorer or its Affiliates beneficially own Voting Securities representing more than 49.9% of the total voting power of the Company, the terms of the Series C Preferred and the Stockholders Agreement provide that no holder of Series C Preferred shall be entitled to vote any shares of Series C Preferred that would result in such holder, together with its affiliates, voting in excess of 49.9% of the then outstanding voting power of the Company. In addition, shares of Series C Preferred cannot be converted to the extent that such conversion would cause the converting stockholder to beneficially own in excess of 49.9% of the then outstanding voting power of the Company.

           The Company has amended its Stockholders' Right Plan to exempt Explorer and any of its transferees that become parties to the standstill as Acquiring Persons under such plan. Subsequent acquisitions of Voting Securities by a transferee of more than 9.9% of Voting Securities from Explorer are limited to not more than 2% of the total amount of outstanding Voting Securities in any 12 month period.

         Miscellaneous:  The Company has agreed to indemnify  Explorer,  its
         --------------
Affiliates and the individuals that will serve as directors of the Company against any losses and expenses that may be incurred as a result of the assertion of certain claims, provided that the conduct of the indemnified parties meets certain required standards. In addition, the Company has agreed to pay Explorer an advisory fee if Explorer provides assistance to the Company in connection with evaluating growth opportunities or other financing matters. The amount of the advisory fee will be mutually determined by the Company and Explorer at the time the services are rendered based upon the nature and extent of the services provided. The Company will also reimburse Explorer on or before closing for Explorer's out-of-pocket expenses, up to a maximum of $2.5 million, incurred in connection with the Equity Investment.

Credit Facilities
-----------------

         Depending on the availability and cost of external capital, the Company anticipates making additional investments in healthcare facilities. New investments generally are funded from temporary borrowings under the Company's acquisition credit line agreements. Interest cost incurred by the Company on borrowings under the revolving credit line facilities will vary depending upon fluctuations in prime and/or LIBOR rates. With respect to the unsecured acquisition credit line, interest rates depend in part upon changes in the Company's ratings by national agencies, which were significantly downgraded during 2000. The term of the $200.0 million unsecured facility expires on September 30, 2000. Borrowings under the facility bear interest at LIBOR plus 1.5% or, at the Company's option, at the prime rate. On May 5, 2000, the Company completed negotiations with its bank group to replace its $200.0 million unsecured revolving credit facility with a new $175.0 million secured revolving credit facility that expires in December 2002. The Company was not in compliance with certain financial covenants under the subject facility and, as a result, borrowings thereunder are currently prohibited. The Company has received waivers of these covenant defaults under the existing facility through June 29 to permit completion of documentation for the new facility. Borrowings under the new facility will bear interest at 3.25% over LIBOR until March 31, 2001. Additional borrowings under the $175 million credit facility will not be available until the Company has provided for repayment of the $48.0 convertible notes maturing in February 2001 and has received at least $75.0 million of new equity pursuant to the Equity Investment. The Company also has a $50 million secured revolving credit facility with a group of banks under which borrowings bear interest at LIBOR plus 2.00% or, at the Company's option, at the prime rate.

         The Company has historically replaced funds drawn on the revolving credit facilities through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Industry turmoil and continuing adverse economic conditions affecting the long-term care industry cause the terms on which the Company can obtain additional borrowings to become unfavorable. If the Company is in need of capital to repay indebtedness as it matures, the Company may be required to liquidate properties at times which may not permit realization of maximum recovery in such investments. In recent periods, the Company's ability to execute this strategy has been severely limited by conditions in the credit and capital markets and the long-term care industry.


Year 2000 Compliance

    The Company is not aware of any significant adverse effects of Year 2000 on its systems and operations.

Item 3 - Market Risk

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

    The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at March 31, 2000 was $299 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $6.5 million.

    The Company is subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. If the Company were unable to refinance its indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms, which might result in losses to the Company and might adversely affect the cash available for distribution to shareholders. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which might affect the Company's ability to make distributions on its Common Stock. Dividends on the Company's Common Stock have been suspended pending completion of the Equity Investment.


    The majority of the Company's borrowings were completed pursuant to indentures which limit the amount of indebtedness the Company may incur. Accordingly, in the event that the Company is unable to raise additional equity or borrow money because of these limitations, the Company's ability to acquire additional properties may be limited. If the Company is unable to acquire additional properties, its ability to increase the distributions with respect to common shares will be limited to management's ability to increase funds from operations, and thereby cash available for distribution, from the existing properties in the Company's portfolio.



Potential Risks from Bankruptcies

    Generally, the Company's lease arrangements with a single operator who operates more than one of the Company's facilities is pursuant to a single master lease (a "Master Lease" or collectively, the "Master Leases"). Although each lease or Master Lease provides that the Company may terminate the Master Lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978 ("Bankruptcy Code") provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Code (or debtor-in-possession in a reorganization under the Bankruptcy Code) has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations thereunder generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee in reorganization were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible to determine at this time whether or not any lease or Master Lease contains any such provisions. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years. If any lease is rejected, the Company may also lose the benefit of any participation interest or conversion right.


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

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits - The following Exhibits are filed herewith:

          Exhibit       Description
          -------       -----------

           4.1 First Amendment to the Omega Healthcare Investors, Inc. 1993 Stock Option and Restricted Stock Plan As Amended and Restated

           4.2 Amendment No. 1, dated May 11, 2000 to Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent

          10.1 Change in Control Agreement, dated March 22, 2000, by and between Omega Healthcare Investors, Inc. and certain of the Company's Officers

          10.2          Investment  Agreement,  dated  as of May 11, 2000,  by
                        and   among   Omega   Healthcare Investors, Inc. and
                        Explorer Holdings, L.P., including   Exhibit  A  thereto
                        (Form  of Articles    Supplementary   for   Series   C
                        Convertible  Preferred  Stock),   Exhibit  B thereto
                        (Form of Additional Equity Financing) and Exhibit C thereto (Form of Stockholders Agreement)

          10.3 Agreement of Sale and Purchase dated May 12, 2000, by and between Omega Healthcare Investors, Inc. and Tenet Healthsystem Philadelphia, Inc.

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

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant


Date:   May 19, 2000                       By:  /s/ESSEL W. BAILEY, JR.
                                                ------------------------
                                                 Essel W. Bailey, Jr.
                                                 President

Date:   May 19, 2000                       By:  /s/DAVID A. STOVER
                                                -------------------
                                                  David A. Stover
                                                  Chief Financial Officer