Form 10-Q
period 2000-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2000-08-15
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---                  SECURITIES EXCHANGE ACT OF 1934


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

Yes   x                            No
     ---                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000

   Common Stock, $.10 par value                               20,115,024
             (Class)                                      (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.

                                    FORM 10-Q

                                  June 30, 2000

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I   Financial Information
------   ---------------------

Item 1.           Condensed Consolidated Financial Statements:

                  Balance Sheets
                           June 30, 2000 (unaudited)
                           and December 31, 1999 ....................................................   2

                  Statements of Operations (unaudited)
                           Three-month and Six-month periods ended
                           June 30, 2000 and 1999 ...................................................   3

                  Statements of Cash Flows (unaudited)
                           Six-month periods ended
                           June 30, 2000 and 1999 ...................................................   4

                  Notes to Condensed Consolidated Financial Statements
                           June 30, 2000 (unaudited) ................................................   5

Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                            Operations ..............................................................  12

Item 3.           Market Risk .......................................................................  19


PART II      Other Information
--------     -----------------

Item 2.           Changes in Securities and Use of Proceeds .........................................  21

Item 4.           Submission of Matters to a Vote of Security Holders ...............................  22

Item 6.           Exhibits and Reports on Form 8-K ..................................................  24

                          PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

                         OMEGA HEALTHCARE INVESTORS, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (In Thousands)

                                                                                             June 30,                December 31,
                                                                                               2000                      1999
                                                                                               ----                      ----
                                                                                           (Unaudited)                (See Note)
                                      ASSETS

Real estate properties
     Land and buildings at cost ......................................................... $   574,402                 $  678,605
     Less accumulated depreciation ......................................................     (62,256)                   (65,854)
                                                                                              -------                    -------
             Real estate properties - net ...............................................     512,146                    612,751
     Mortgage notes receivable ..........................................................     212,375                    213,617
                                                                                              -------                    -------
                                                                                              724,521                    826,368
Other real estate - net .................................................................     161,459                     65,847
Other investments .......................................................................      58,171                     61,705
                                                                                               ------                     ------
                                                                                              944,151                    953,920
Assets held for sale ....................................................................      40,717                     36,406
                                                                                               ------                     ------
     Total Investments (Cost of $1,047,124 at June 30, 2000
       and $1,056,180 at December 31, 1999) .............................................     984,868                    990,326

Cash and short-term investments .........................................................      24,721                      4,105
Goodwill and non-compete agreements - net ...............................................       2,681                      3,013
Other assets ............................................................................      15,271                     16,407
                                                                                               ------                     ------
     Total Assets ....................................................................... $ 1,027,541                $ 1,013,851
                                                                                          ===========                ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving lines of credit ............................................................... $   177,000                $   166,600
Unsecured borrowings ....................................................................     310,996                    310,996
Secured borrowings ......................................................................      15,803                     15,951
Subordinated convertible debentures .....................................................      48,405                     48,405
Accrued expenses and other liabilities ..................................................      15,089                     14,818
                                                                                               ------                     ------
     Total Liabilities ..................................................................     567,293                    556,770

Preferred Stock .........................................................................     107,500                    107,500
Common stock and additional paid-in capital .............................................     450,862                    449,292
Cumulative net earnings .................................................................     250,211                    232,105
Cumulative dividends paid ...............................................................    (346,157)                  (331,341)
Stock option loans ......................................................................      (2,428)                    (2,499)
Unamortized restricted stock awards .....................................................      (1,091)                      (526)
Accumulated other comprehensive income ..................................................       1,351                      2,550
                                                                                                -----                      -----
     Total Shareholders' Equity .........................................................     460,248                    457,081
                                                                                              -------                    -------
     Total Liabilities and Shareholders' Equity ......................................... $ 1,027,541                $ 1,013,851
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

                    OMEGA HEALTHCARE INVESTORS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Unaudited

                (In Thousands, Except Per Share Amounts)

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                           --------                             --------
                                                                      2000           1999                 2000             1999
                                                                      ----           ----                 ----             ----
Revenues
  Rental income ................................................. $ 16,205       $ 18,580               $ 34,149         $ 36,708
  Mortgage interest income ......................................    5,912         10,188                 11,912           20,405
  Other investment income .......................................    1,738          1,749                  3,366            3,411
  Other real estate income ......................................     (780)             -                   (262)               -
  Miscellaneous .................................................      330            250                    357              266
                                                                     -----          -----                  -----            -----
                                                                    23,405         30,767                 49,522           60,790
Expenses
  Depreciation and amortization .................................    5,818          5,865                 11,728           11,460
  Interest ......................................................   11,154         10,406                 22,120           20,512
  General and administrative ....................................    1,796          1,486                  3,519            2,983
                                                                     -----          -----                  -----            -----
                                                                    18,768         17,757                 37,367           34,955
                                                                    ------         ------                 ------           ------

Net earnings before gain on assets sold and held for sale .......    4,637         13,010                 12,155           25,835
Provision for loss on assets held for sale - net ................        -              -                 (4,500)               -
Gain on assets sold  - net ......................................   10,451              -                 10,451                -
                                                                    ------          -----                 ------            -----
Net earnings ....................................................   15,088         13,010                 18,106           25,835
Preferred stock dividends .......................................   (2,408)        (2,408)                (4,816)          (4,816)
                                                                    ------         ------                 ------           ------
Net earnings available to common ................................ $ 12,680       $ 10,602               $ 13,290         $ 21,019
                                                                  ========       ========               ========         ========

Net Earnings per common share:
  Basic before gain/(loss)on assets sold and held for sale ......   $ 0.11         $ 0.53                 $ 0.37           $ 1.06
                                                                    ======         ======                 ======           ======
  Diluted before gain/(loss)on assets sold and held for sale ....   $ 0.11         $ 0.53                 $ 0.37           $ 1.06
                                                                    ======         ======                 ======           ======
  Basic after gain/(loss)on assets sold and held for sale .......   $ 0.63         $ 0.53                 $ 0.66           $ 1.06
                                                                    ======         ======                 ======           ======
  Diluted after gain/(loss)on assets sold and held for sale......   $ 0.63         $ 0.53                 $ 0.66           $ 1.06
                                                                    ======         ======                 ======           ======

Dividends paid per common share .................................   $    -         $ 0.70                 $ 0.50           $ 1.40
                                                                    ======         ======                 ======           ======

Average Shares Outstanding, Basic ...............................   20,129         19,844                 20,055           19,871
                                                                    ======         ======                 ======           ======
Average Shares Outstanding, Diluted .............................   20,129         19,857                 20,055           19,884
                                                                    ======         ======                 ======           ======

Other comprehensive income (loss):
  Unrealized Gain (Loss) on Omega Worldwide, Inc. ............... $   (873)      $    365               $ (1,199)        $  1,100
                                                                  ========       ========               ========         ========

Total comprehensive income ...................................... $ 14,215       $ 13,375               $ 16,907         $ 26,935
                                                                  ========       ========               ========         ========


        See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In Thousands)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                               2000                    1999
                                                                                               ----                    ----
Operating activities
 Net earnings .............................................................................. $ 18,106                $ 25,835
 Adjustment to reconcile net earnings to cash
 provided by operating activities:
     Depreciation and amortization .........................................................   11,728                  11,460
     Provision for impairment loss .........................................................    4,500                       -
     Provision for collection losses .......................................................    2,937                       -
     Gain on assets sold and held for sale .................................................  (10,451)                      -
     Other .................................................................................    1,034                   1,802
                                                                                                -----                   -----
Funds from operations available for distribution and investment ............................   27,854                  39,097
Net change in operating assets and liabilities .............................................   (6,403)                 (1,221)
                                                                                               ------                  ------

Net cash provided by operating activities ..................................................   21,451                  37,876

Cash flows from financing activities
Proceeds of acquisition lines of credit ....................................................   10,400                  82,500
Payments of long-term borrowings ...........................................................     (148)                   (198)
Receipts from Dividend Reinvestment Plan ...................................................      367                   1,210
Dividends paid .............................................................................  (14,816)                (32,707)
Purchase of Company common stock ...........................................................        -                  (8,740)
Other ......................................................................................        -                     477
                                                                                                -----                   -----
Net cash (used in) provided by financing activities ........................................   (4,197)                 42,542

Cash flow from investing activities
Acquisition of real estate .................................................................        -                 (67,958)
Placement  of mortgage loans ...............................................................        -                 (23,083)
Fundings of foreclosure activities .........................................................  (28,773)                      -
Proceeds from sale of real estate investments - net ........................................   35,093                   6,795
Fundings of other investments - net ........................................................   (4,200)                 (5,798)
Collection of mortgage principal ...........................................................    1,242                   7,814
Other ......................................................................................        -                       -
                                                                                                -----                   -----
Net cash provided by (used in) investing activities ........................................    3,362                 (82,230)
                                                                                                -----                 -------

Increase (decrease) in cash and short-term investments ..................................... $ 20,616                $ (1,812)
                                                                                             ========                ========


           See notes to condensed consolidated financial statements.

                        Omega Healthcare Investors, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2000

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets held for sale to fair value less cost of disposal) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


Note B - Concentration of Risk and Related Issues

         As a result of certain recent developments, the risks associated with investing in long-term healthcare facilities, stemming in large part from government legislation and regulation of operators of the facilities, have increased. The Company's tenants/mortgagors depend on reimbursement legislation which will provide them adequate payments for services because a significant portion of their revenue is derived from government programs funded under Medicare and Medicaid. The Medicare program implemented a prospective payment system for skilled nursing facilities, which replaced cost-based reimbursements with an acuity-based system. The immediate effect was to significantly reduce payments for services provided. Additionally, certain state Medicaid programs have implemented similar acuity-based systems. The reduction in payments to nursing home operators pursuant to the Medicare and Medicaid payment changes has negatively affected the revenues of the Company's nursing home facilities and the ability of the operators of these facilities to service the costs associated with capital provided by the Company. As a result, a number of the Company's operators have filed petitions seeking reorganization under chapter 11 of the U.S. Bankruptcy Code.

          Most  of  the  Company's   nursing  home   investments  were  designed
exclusively  to provide  long-term  healthcare  services.  These  facilities are
subject  to  detailed  and  complex   specifications  affecting   the  physical
characteristics, as mandated by various governmental authorities. If the facilities cannot be operated as long-term care facilities, finding alternative uses may be difficult. The Company's triple-net leases require its tenants to comply with regulations affecting the physical characteristics of its facilities, and the Company regularly monitors compliance by tenants with healthcare facilities' regulations. Nevertheless, if tenants fail to perform these obligations, and the Company recovers facilities through repossession, the Company may be required to expend capital to comply with such regulations and maintain the value of its investments.

         As of June 30, 2000, 91.9% of the Company's real estate investments ($786.8 million) consist of long-term care skilled nursing facilities, 5.1% of assisted living facilities, and 3.0% of rehabilitation hospitals. These healthcare facilities are located in 27 states and are operated by 22 independent healthcare operating companies.

        Seven public companies operate  approximately  79.7%  of  the  Company's investments, including Sun Healthcare Group, Inc.(25.9%), Integrated Health Services, Inc.(17.3%, including 10.3% as the manager for Lyric Health Care LLC), Advocat, Inc. (12.0%), Vencor Operating, Inc. (7.9%), Genesis Health Ventures, Inc. (6.6%), Mariner Post-Acute Network (6.3%) and Alterra Healthcare Corporation (3.7%). Vencor and Genesis manage facilities for the Company's own account, as explained more fully in Note C. The two largest private operators represent 3.4% and 3.1%, respectively, of investments. No other operator represents more than 1.9% of investments. The three states in which the Company has its highest concentration of investments are Florida (15.8%), California (7.2%) and Illinois (7.1%).

         Many of the public nursing home companies operating the Company's facilities have recently reported significant operating and impairment losses. Each of Vencor Operating, Inc., Sun Healthcare Group, Inc., Mariner Post-Acute Network, Integrated Health Services, Inc., RainTree Healthcare Corporation and Genesis Health Ventures, Inc. has filed for protection under the Bankruptcy Code, with the last four filing during the first half of 2000. These operators collectively represent 61.8% of the Company's investments as of June 30, 2000. As a result of its filing, Mariner has suspended interest payments to the Company. Additionally, Advocat, Inc. has announced a restatement of certain of its financial statements, and other operators are experiencing financial difficulties. Advocat temporarily suspended the payment of rents during the period, but recently reinstated partial payments under a standstill agreement executed in April 2000. The Company has initiated discussions with all operators who are experiencing financial difficulties, as well as state officials who regulate its properties. It also has proactively initiated various other actions to protect its interests under its leases and mortgages. Given the current challenges to its customers, the Company is actively involved with workout negotiations and bankruptcy proceedings to preserve and protect the value of its investments. While the earning capacity of certain properties has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon foreclosure or lease termination, there can be no assurance that the Company's investments in facilities would not require further write-downs.

         During the period ended March 31, 2000, Mariner Post-Acute Network, Advocat, Inc. and Integrated Health Services, Inc. discontinued payments to the Company. Payments from Advocat, Inc. (on a reduced basis pursuant to a standstill agreement) were resumed in April 2000. Payments from Integrated were resumed in June. Mariner continues to be in a non-payment status. There can be no assurance that these customers will be able to continue those payments or that other customers will continue to make their payments as scheduled.


Note C - Portfolio Valuation Matters

         In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also regularly engages in lease and loan extensions and modifications. Additionally, the Company actively monitors and manages its investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, the Company engages in various collection and foreclosure activities, and it believes management has the skills, knowledge and experience to deal with such issues as may arise from time to time.

         When the Company acquires real estate pursuant to a foreclosure or bankruptcy proceeding and does not immediately re-lease the properties to new operators, the re-acquired assets are classified on the balance sheet as "Other Real Estate" and the value of such assets is reported at the lower of cost or fair value. Additionally, when a plan to sell real estate is adopted, the real estate is classified as "Assets Held For Sale," with the net carrying amount adjusted to the lower of cost or fair value, less cost of disposal. Based on management's current review of the portfolio, provisions for collection losses of $1.5 million and $2.9 million were recorded for the three-month and six-month periods ended June 30, 2000, respectively.


Second Quarter Real Estate Dispositions

         The Company recognized a gain on disposition of assets during the quarter of $10.5 million. The gain was comprised of an $11.1 million gain on the sale of four facilities previously leased to Tenet Healthsystem Philadelphia, Inc., offset by a loss of $0.6 million on the sale of a 57 bed facility in Colorado.


Assets Held For Sale

         During 1998, management initiated a plan to dispose of certain properties judged to have limited long-term potential and to redeploy the proceeds. Following a review of the portfolio, assets identified for sale had a cost of $95 million, a net carrying value of $83 million and annualized revenues of approximately $11.4 million. In 1998, the Company recorded a provision for impairment of $6.8 million to adjust the carrying value of those assets judged to be impaired to their fair value, less cost of disposal. During 1998, the Company completed sales of two groups of assets, yielding sales proceeds of $42,036,000. Gains realized in 1998 from the dispositions approximated $2.8 million. During 1999, the Company completed asset sales yielding net proceeds of

$18.2 million, realizing losses of $10.5 million. In addition, management initiated a plan in the 1999 fourth quarter for additional asset sales to be completed in 2000. The additional assets identified as assets held for sale had a cost of $33.8 million, a net carrying value of $28.6 million and annualized revenue of approximately $3.4 million. As a result of this review, the Company recorded a provision for impairment of $19.5 million to adjust the carrying value of assets held for sale to their fair value, less cost of disposal. As of June 30, 2000, the carrying value of assets held for sale totals $40.7 million. Of the 35 facilities held for sale, 32 are operated for the Company's own account. During the three-month and six-month periods ended June 30, 2000, the Company realized disposition proceeds of $0.9 million and $1.1 million, respectively. An additional $4.5 million provision for impairment on assets held for sale was recognized during the first quarter of 2000. The Company intends to sell the remaining facilities as soon as practicable. However, a number of other companies are actively marketing portfolios of similar assets and, in light of the existing conditions in the long-term care industry generally, it has become more difficult to sell such properties and for potential buyers to obtain financing for such acquisitions. Thus, there can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow the Company to realize the fair value of the assets.


Other Real Estate

         The Company owns 42 facilities that were recovered from customers and are operated for the Company's own account. These facilities have 4,100 beds or assisted living units and are located in eight states. The investment in this real estate is classified under Other Real Estate as of June 30, 2000. It includes 10 nursing homes located in Massachusetts and Connecticut with 1,052 licensed beds. The Company acquired these facilities on July 14, 1999 in lieu of foreclosure. Genesis Health Ventures, Inc. currently manages them for the Company's account. At June 30, 2000, the Company had invested approximately $71.1 million in these facilities. The Company presently is considering various alternatives with respect to the facilities, including negotiating a lease with one or more new operators or selling one or more of the facilities. Income from these facilities approximated $283,000 and $743,000 for the three-month and six-month periods ended June 30, 2000, respectively.

         At June 30, 2000, Other Real Estate also includes 18 facilities formerly leased to RainTree Healthcare Corporation ("RainTree"). The Company assumed operation of these facilities on February 29, 2000, when RainTree filed for bankruptcy. In connection with the bankruptcy proceeding, the Company bid $3.1 million for the leasehold interests in 12 other RainTree facilities, all of which are now operated for the account of the Company under a management agreement with Vencor Operating, Inc. The carrying amount of the Company's investment in all 30 facilities is $87.6 million. Appraisals are being sought to determine if fair market value is lower than the current carrying amount. There can be no assurance that the cost of the facilities will be less than the value based on appraisals. The facilities lost approximately $1.1 million for the three-month period ended June 30, 2000.

Note D - Preferred Stock

         During the six-month periods ended June 30, 2000 and June 30, 1999, the Company paid dividends of $2.7 million and $2.2 million, respectively, on its 9.25% Series A Cumulative Preferred Stock and 8.625% Series B Cumulative Preferred Stock. Dividends on the preferred stock are payable quarterly.


Note E - Net Earnings Per Share

         Net earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options (12,587 shares for the six-month period in 1999). Assumed conversion of the Company's 1996 convertible debentures is anti-dilutive.


Note F - Omega Worldwide, Inc.

         As of June 30, 2000 the Company holds a $6,816,000 investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of preferred stock. The Company has guaranteed repayment of borrowings pursuant to a revolving credit facility in exchange for a 1% annual fee and a facility fee of 25 basis points. The Company has been advised that at June 30, 2000 borrowings of $8,850,000 are outstanding under Worldwide's revolving credit facility. The agreement has been modified and calls for quarterly repayments of $2 million until the full amount is repaid in June 2001. The first $2 million repayment was made July 7, 2000. No further borrowings may be made under this agreement. The Company is required to provide collateral in the amount of $8.8 million related to the guarantee of Worldwide's obligations.

         Additionally, the Company had a Services Agreement with Worldwide that provided for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs is based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Indirect costs allocated to Worldwide for the three-month and six-month periods ending June 30, 2000 were $185,000 and $389,000, respectively, compared with $196,000 and $394,000 for the same periods in 1999. The Services Agreement has expired and currently is being renegotiated.

Note G - Litigation

         On June 20, 2000, the Company and its chief executive officer, chief financial officer and chief operating officer were named as defendants in certain litigation brought by Ronald M. Dickerman, in his individual capacity, in the United States District Court for the Southern District of New York. In the complaint, Mr. Dickerman contends that the Company and the named executive officers violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mr. Dickerman subsequently amended the complaint to assert his claims on behalf of an unnamed class of plaintiffs. The Company has reported the litigation to its directors and officers liability insurer. The Company believes that the litigation is without merit and intends to defend vigorously. On July 28, 2000, a New York law firm issued a press release announcing that it had commenced a class action lawsuit reportedly making similar allegations against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York, reportedly making similar allegations. The Company has not yet been served with that lawsuit.

         On June 21, 2000, the Company was named as a defendant in certain litigation brought against it by a Madison/OHI Liquidity Investors, LLC ("Madison"), customer that claims that the Company has breached or anticipatorily breached a commercial contract. Mr. Dickerman is a partner of Madison and is a guarantor of Madison's obligations to the Company. The Company contends that Madison is in default under the contract in question; accordingly, the Company believes that the litigation is meritless. The Company will defend vigorously and pursue whatever rights and remedies against Madison and the guarantors as it determines to be appropriate.


Note H - Subsequent Events

         On July 14, 2000 the Company's shareholders approved the issuance of Series C preferred stock to Explorer Holdings, L.P. All closing conditions with respect to the initial equity investment were satisfied, and funding of $100 million of Series C preferred stock was completed on July 17, 2000. A portion of the proceeds from the $100 million initial equity investment was used to repay $81 million of the Company's 10% and 7.4% Senior Notes in accordance with terms of the Notes. (See Liquidity and Capital Resources).

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

         On July 17, 2000, Mr. Essel W. Bailey, Jr., retired as Chairman, CEO, President and a member of the Company's Board of Directors. On that same date, the Company appointed Thomas W. Erickson, Daniel A. Decker, Kurt C. Read, Christopher W. Mahowald and Stephen D. Plavin to the Board of Directors. Pursuant to the investment agreement with Explorer, Messrs. Erickson, Decker, Read and Mahowald were designated by Explorer. Mr. Plavin is the new independent director. In addition, at its board meeting on July 27, 2000, the Company appointed Mr. Decker as Chairman of the Board of Directors. Mr. Decker and Bernard J. Korman were also appointed members of the Company's newly reconstituted Executive Committee of the Board. As reconstituted, the Executive Committee conforms with certain Bylaw requirements adopted in connection with the equity investment by Explorer Holdings, L.P.

         Mr. Erickson is President and Chief Executive Officer of CareSelect Group, a physician-centered, quality-driven physician practice management company. He also is President and Chief Executive Officer of Erickson Capital Group, a healthcare venture capital company.

         Mr. Decker and Mr. Read are partners of The Hampstead Group, a private equity firm based in Dallas, Texas, that is affiliated with Explorer. Mr. Decker and Mr. Read engage in a wide variety of activities related to Hampstead's investment activities.

         Mr. Mahowald is President of EFO Realty, where he is responsible for the origination, analysis, structuring and execution of new investment activity and asset management relating to EFO Realty's existing real estate assets.

         Mr. Plavin is Chief Operating Officer of Capital Trust, a New York City-based specialty finance and investment management company. Mr. Plavin is
responsible  for  all  of  the  lending,   investing  and  portfolio  management
activities of Capital Trust.

         On July 27, 2000, Mr. Richard FitzPatrick was named Acting Chief Financial Officer, replacing Mr. David A. Stover who resigned from the Company on June 15, 2000. Mr. Fitzpatrick has been Chief Financial Officer for The Hampstead Group since 1989 and holds an MBA from DePaul University.

         On July 13, 2000, the Company signed an amendment to its loan agreement with The Provident Bank. The amendment calls for certain new collateral to be substituted for existing collateral. Borrowings under the facility will bear interest at 2.5% to 3.25% over LIBOR, based on the Company's leverage ratio.

         On July 17, 2000 the Company replaced its $200 million unsecured revolving credit facility with a new $175 million secured revolving credit facility that expires in December 2002. (See Liquidity and Capital Resources).

         The Company has an interest rate cap for $100 million of its variable rate debt, capping LIBOR at 7.50% through March 15, 2001. The 30-day LIBOR rate on June 30, 2000 was approximately 6.64%.

         On July 26, 2000, the Board of Directors declared its regular quarterly dividends of $.578 per share and $.539 per share, respectively, to be paid on August 15, 2000 to Series A and Series B Cumulative Preferred shareholders of record on August 7, 2000. The Board of Directors also declared a common stock dividend of $.25 per share payable on August 15, 2000 to common shareholders of record on August 7, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the sale of certain assets that have been identified for disposition, dividend policy, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the Company's facilities as it affects the operators' continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; the Company's ability to complete the contemplated asset sales and, if completed, the ability to do so on terms contemplated as favorable to the Company; changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the limited availability and cost of capital to fund or carry healthcare investments; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields; changes in tax laws and regulations affecting real estate investment trusts; and the risks identified in Item 1, Note C above.

         Following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes. See also, Item 1, Note B, regarding Concentration of Risk and Related Issues and Note C, regarding portfolio valuation matters above.


Results of Operations

         Revenues for the three-month and six-month periods ending June 30, 2000 totaled $23.4 million and $49.5 million, a decrease of $7.4 million and $11.3 million, respectively, over the periods ended June 30, 1999. The decrease in 2000 revenue is due in part to approximately $7.3 million from reductions in earning investments due to foreclosure and bankruptcy, $4.6 million from reduced investments caused by 1999 and 2000 asset sales and the prepayment of mortgages, and a $2.9 million provision for collection losses. These decreases are offset by $2.4 million in additional revenue from 1999 investments and $1.2 million of revenue growth from participating incremental net revenues that became effective in 2000. As of June 30, 2000, gross real estate investments of $786.8 million have an average annualized yield of approximately 11.6%.Expenses for the three-month and six-month periods ended June 30, 2000 totaled $18.8 million and $37.4 million, an increase of $1.0 million and $2.4 million, respectively, over expenses for 1999.

         The provision for depreciation and amortization for the three-month and six-month periods ended June 30, 2000 totaled $5,818,000 and $11,728,000, respectively, decreasing $47,000 and increasing $268,000, respectively, over the same periods in 1999. The increase for the six-month period primarily consists of $1,668,000 additional depreciation expense from properties previously classified as mortgages and new 1999 investments placed in service in June of 1999 offset by $840,000 depreciation expense for properties sold or held for sale and a reduction in amortization of non-compete agreements of $498,000.

         Interest expense for the three-month and six-month periods ended June 30, 2000 was $11.2 million and $22.1 million, respectively, compared with $10.4 million and $20.5 million, respectively, for the same periods in 1999. The increase in 2000 is primarily due to higher rates during the 2000 period than the same period in the prior year.

         General and administrative expenses for the three-month and six-month periods ended June 30, 2000 totaled $1.8 million and $3.5 million, respectively. These expenses for the three-month and six-month periods were approximately 7.7% and 7.1% of revenues, respectively, as compared to 4.8% and 4.9%, respectively, for the 1999 periods. The increase in 2000 is due in part to greater payments of legal fees, largely attributable to the bankruptcy filings and financial difficulties of the Company's operators.

         The Company recognized a gain on disposition of assets during the second quarter of $10.5 million. The gain was composed of an $11.1 million gain on sale of four facilities previously leased to Tenet Healthsystem Philadelphia, Inc., offset by a loss of $0.6 million on the sale of a 57 bed facility in Colorado. During the first quarter of 2000, the Company recorded a $4.5 million provision for impairment on assets held for sale.

         Net earnings available to common shareholders (excluding the gain of $10.5 million on assets sold in the second quarter and the non-recurring charge for the first quarter of $4.5 million) were $2,229,000 and $7,339,000 for the three-month and six-month periods ended June 30, 2000, respectively, decreasing approximately $8,373,000 and $13,680,000 from the 1999 periods. This decrease is largely the result of the decrease in revenues and the provision for collection losses. Higher depreciation, interest and general and administrative costs also contributed to the reduction in net earnings. Net earnings per diluted common share (excluding gains on asset dispositions and non-recurring charges) decreased from $0.53 and $1.06 for the three-month and six-month periods ended June 30, 1999, respectively, to $0.11 and $0.37 for the same periods in the year 2000.

         Funds from Operations ("FFO") totaled $8,047,000 and $19,067,000 for the three-month and six-month periods ending June 30, 2000, representing a decrease of approximately $9,188,000 and $14,953,000, respectively, over the same periods in 1999 due to factors mentioned above. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Properties recovered by the Company required funding of $17.4 million and $28.8 million for working capital during the three-month and six-month periods ending June 30, 2000.

         No provision for Federal income taxes has been made since the Company intends to continue to qualify as a real estate investment trust under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will not be subject to Federal income taxes on amounts distributed to shareholders, provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other conditions. Although the Company has suspended dividends on its common stock pending completion of the Equity Investment discussed below, the Company fully intends to meet the 95% distribution test with dividends to be declared later in 2000. Profits from operations of recovered properties are subject to federal tax of up to 34%, and the Company intends to hold and operate recovered properties only long enough to stabilize and then re-lease or sell them.


Liquidity and Capital Resources

Overview

         At June 30, 2000, the Company had total assets of $1.0 billion, shareholders' equity of $460.2 million, and long-term debt of $375.2 million, representing approximately 37% of total capitalization. Long-term debt excludes funds borrowed under its acquisition credit agreements. The Company has $177.0 million drawn on its credit facilities at June 30, 2000.

         At June 30, 2000, the Company had $81.3 million of indebtedness with a maturity date of July 15, 2000, and $48.4 million of convertible debentures that mature in February 2001.

         In order to meet the Company's upcoming debt maturities, finance operations and fund future investments, the Company agreed to issue $100.0 million of Series C Preferred Stock (the "Equity Investment") to a private equity investor, with up to an additional $100.0 million investment available for future liquidity needs or growth opportunities on certain conditions. See "Equity Investment" below. The Company used a portion of the proceeds from the first $100.0 million of the Equity Investment to repay the $81M on July 17, 2000 and believes that the remaining proceeds together with the proceeds of certain asset dispositions, will provide the Company sufficient liquidity to meet its debt maturity in February 2001 and working capital needs as well as the opportunity to take advantage of certain growth opportunities.

Dividend Policy

         The Company distributes a large portion of the cash available from operations. The Company has historically made distributions on common stock of approximately 80% of FFO. Cash dividends paid totaled $0.50 per share for the six-month period ending June 30, 2000, compared with $1.40 per share for the same period in 1999. The dividend payout ratio, that is the ratio of per share amounts for dividends paid to the per share amounts of funds from operations, was approximately 52.6% for the six-month period ending June 30, 2000 compared with 83.8% for the same period in 1999.

         No common stock dividend was paid in the second quarter of 2000. On July 26, 2000, the Board of Directors declared its regular quarterly dividends of $.578 per share and $.539 per share, respectively, to be paid on August 15, 2000 to Series A and Series B Cumulative Preferred shareholders of record on August 7, 2000. The Board of Directors also declared a common stock dividend of $.25 per share payable on August 15, 2000 to common shareholders of record on August 7, 2000. The Company has the ability, at the Company's option, to pay dividends on shares owned by Explorer Holdings, L.P. ("Explorer") in additional shares of Series C Preferred rather than cash through the dividend periods ending prior to February 1, 2001. See "Equity Investment - Terms of Series C Preferred."

Equity Investment

         On May 11, 2000, the Company announced the execution of definitive documentation with Explorer Holdings, L.P. ("Explorer"), a private equity investor, pursuant to which the Company agreed to issue and sell up to $200.0 million of its capital stock to Explorer (the "Equity Investment"). On July 17, 2000, 1.0 million shares of a new series of convertible preferred stock ("Series C Preferred") were issued for an aggregate purchase price of $100.0 million. The descriptions of the transaction documents set forth herein do not purport to be complete and are qualified in their entirety by the forms of such documents filed as exhibits to this report.

         Terms of Series C Preferred: The shares of Series C Preferred were issued and sold for $100.00 per share and will be convertible into Common Stock at any time by the holder at an initial conversion price of $6.25 per share of Common Stock. The conversion price is subject to possible future adjustment in accordance with customary antidilution provisions, including, in certain circumstances, the issuance of Common Stock at an effective price less than the then fair market value of the Common Stock. The Series C Preferred ranks on a parity with the Company's outstanding shares of Series A and Series B preferred stock as to priority with respect to dividends and upon liquidation. The shares of Series C Preferred will receive dividends at the greater of 10% per annum or the dividend payable on shares of Common Stock, with the Series C Preferred participating on an "as converted" basis. Dividends on Series C Preferred accrue from the date of issuance and, for dividend periods ending prior to February 1, 2001, may be paid at the option of the Company in cash or additional shares of Series C Preferred. Thereafter, dividends must be paid in cash. The Series C Preferred will vote (on an "as converted" basis) together with the Common Stock on all matters submitted to stockholders. However, without the consent of the Company's Board of Directors, no holder of Series C Preferred may vote or convert shares of Series C Preferred if the effect thereof would be to cause such holder to beneficially own more than 49.9% of the Company's Voting Securities. If dividends on the Series C Preferred are in arrears for four quarters, the holders of the Series C Preferred, voting separately as a class (and together with the holder of Series A and Series B Preferred if and when dividends on such series are in arrears for six or more quarters and special class voting rights are in effect with respect to the Series A and Series B Preferred), will be entitled to elect directors who, together with the other directors designated by the holders of Series C Preferred, would constitute a majority of the Company's Board of Directors.

         Investment Agreement: The general terms of the Equity Investment are set forth in the Investment Agreement. In addition to setting forth the terms on which Explorer has acquired the initial $100.0 million of Series C Preferred, the Investment Agreement also contains provisions pursuant to which Explorer will make available, upon satisfaction of certain conditions, up to $50.0 million to be used to pay indebtedness maturing on or before February 1, 2001 (the "Liquidity Commitment"). Any amounts drawn under the Liquidity Commitment will be evidenced by the issuance of additional shares of Series C Preferred at a conversion price equal to the lower of $6.25 or the then fair market value of the Company's Common Stock.

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

         Upon the first to occur of the drawing in full of the Increased Growth Equity Commitment or the expiration of the Increased Growth Equity Commitment, the Company again will have the option to engage in a second Rights Offering. Stockholders (other than Explorer and its affiliates) will be entitled to acquire their proportionate share of the Common Stock issued in connection with the Increased Growth Equity Commitment at the same price paid by Explorer. Proceeds received in connection with the second Rights Offering will be used to repurchase Common Stock issued to Explorer under the Increased Growth Equity Commitment.

         Stockholders Agreement: In connection with the Equity Investment, the Company entered into a Stockholders Agreement with Explorer pursuant to which Explorer is entitled to designate up to four members of the Company's Board of Directors depending on the percentage of either Series C Preferred or total Voting Securities acquired from time to time by Explorer pursuant to the Investment Agreement. The director designation rights will terminate upon the first to occur of the tenth anniversary of the Stockholders Agreement or when Explorer beneficially owns less than 5% of the total Voting Securities of the

Company. Pursuant to the Stockholders Agreement, Explorer designated Daniel A. Decker, Kurt C. Read, Thomas W. Erickson and Christopher Mahowald as members of the Company's Board. (See Note H - Subsequent Events).

         In addition, Explorer has agreed not to transfer any shares of Series C Preferred (or the Common Stock issuable upon conversion of the Series C Preferred) without board approval until the first anniversary of Explorer's initial investment. Thereafter, Explorer may transfer shares in accordance with certain exemptions from the registration requirements imposed by the Securities Act of 1933, as amended, or upon exercise of certain registration rights granted to Explorer by the Company and set forth in a Registration Rights Agreement (a "Public Sale"). After July 1, 2001, Explorer may transfer its voting securities to a Qualified Institutional Buyer ("QIB") if either (i) the total amount of voting securities does not exceed 9.9% of the Company's total voting securities or (ii) the QIB transferee becomes a party to the standstill agreement contained in the Stockholders Agreement. Any transfer of Voting Securities by Explorer or its affiliates (other than in connection with a Public Sale) is subject to a right of first offer that can be exercised by the Company or any other purchaser that the Company may designate. These transfer restrictions will terminate on the fifth anniversary of Explorer's initial investment.

         Pursuant to the standstill provisions in the Stockholders Agreement, Explorer has agreed that until the fifth anniversary of the consummation of Explorer's initial investment, it will not acquire, without the prior approval of the Company's Board of Directors, beneficial ownership of any Voting Securities (other than pursuant to the Liquidity Commitment, the Growth Equity Commitment and the Increased Growth Equity Commitment and additional acquisitions of up to 5% of the Company's voting securities). If Explorer or its affiliates beneficially own voting securities representing more than 49.9% of the total voting power of the Company, the terms of the Series C Preferred and the Stockholders Agreement provide that no holder of Series C Preferred shall be entitled to vote any shares of Series C Preferred that would result in such holder, together with its affiliates, voting in excess of 49.9% of the then outstanding voting power of the Company. In addition, shares of Series C Preferred cannot be converted to the extent that such conversion would cause the converting stockholder to beneficially own in excess of 49.9% of the then outstanding voting power of the Company.

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

         Miscellaneous: The Company has agreed to indemnify Explorer, its affiliates and the individuals that will serve as directors of the Company against any losses and expenses that may be incurred as a result of the assertion of certain claims, provided that the conduct of the indemnified parties meets certain required standards. In addition, the Company has agreed to pay Explorer an advisory fee if Explorer provides assistance to the Company in connection with evaluating growth opportunities or other financing matters. The amount of the advisory fee will be mutually determined by the Company and

Explorer at the time the services are rendered based upon the nature and extent of the services provided. The Company will also reimburse Explorer for Explorer's out-of-pocket expenses, up to a maximum of $2.5 million, incurred in connection with the Equity Investment. To date, the Company has reimbursed Explorer for approximately $970,000 of such expenses.

 Credit Facilities

         Depending on the availability and cost of external capital, the Company anticipates making additional investments in healthcare facilities. New investments generally are funded from temporary borrowings under the Company's acquisition credit line agreements. Interest cost incurred by the Company on borrowings under the revolving credit line facilities will vary depending upon fluctuations in prime and/or LIBOR rates. On July 17, 2000, the Company replaced its $200.0 million unsecured revolving credit facility with a new $175.0 million secured revolving credit facility that expires in December 2002. Borrowings under the new facility will bear interest at 3.25% over LIBOR until March 31, 2001. (See Note H - Subsequent Events)

         On July 13, 2000, the Company signed an amendment to its loan agreement with The Provident Bank. The amendment calls for certain new collateral to be substituted for existing collateral. Borrowings under the facility will bear interest at 2.5% to 3.25% over LIBOR, based on the Company's leverage ratio. (See Note H - Subsequent Events)

         The Company has an interest rate cap for $100 million of its variable rate debt, capping LIBOR at 7.50% through March 15, 2001. The 30-day LIBOR rate on June 30, 2000 was approximately 6.64%.

         The Company historically has replaced funds drawn on the revolving credit facilities through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Industry turmoil and continuing adverse economic conditions affecting the long-term care industry cause the terms on which the Company can obtain additional borrowings to become unfavorable. If the Company is in need of capital to repay indebtedness as it matures, the Company may be required to liquidate properties at times when it may be unable to maximize its recovery on such investments. In recent periods, the Company's ability to execute this strategy has been severely limited by conditions in the credit and capital markets and the long-term care industry. The Company may also draw upon Explorer's Liquidity Commitment to repay indebtedness maturing on or before February 2, 2001 as described under "Equity Investment - Investment Agreement" above.

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

    The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at June 30, 2000 was $299 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $6.5 million.

    The Company is subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. If the Company were unable to refinance its indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms, which might result in losses to the Company and adversely affect the cash available for distribution to shareholders. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which might affect the Company's ability to make distributions on its Common Stock.

    The majority of the Company's borrowings were completed pursuant to indentures that limit the amount of indebtedness the Company may incur. Accordingly, if the Company is unable to raise additional equity or borrow money because of these limitations, the Company's ability to acquire additional properties may be limited. If the Company is unable to acquire additional properties, its ability to increase the distributions with respect to common shares will be limited to management's ability to increase funds from operations, and thereby cash available for distribution, from the existing properties in the Company's portfolio.


Potential Risks from Bankruptcies

    Generally, the Company's lease arrangements with a single operator who operates more than one of the Company's facilities is pursuant to a single master lease (a "Master Lease" or collectively, the "Master Leases"). Although each lease or Master Lease provides that the Company may terminate the Master Lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978 ("Bankruptcy Code") provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Code (or debtor-in-possession in a reorganization under the Bankruptcy Code) has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. If the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations thereunder generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee in reorganization were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible to determine at this time whether or not any lease or Master Lease contains any such provisions. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years. If any lease is rejected, the Company retains ownership of the real estate, but may lose the benefit of any participation interest or conversion right.

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

    The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment (such as real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. In order to protect its investments, the Company may take possession of a property or even become licensed as an operator, which might expose the Company to successorship liability to government programs or require indemnity of subsequent operators to whom it might transfer the operating rights and licenses. Additionally, changes in federal and state regulatory environments could cause an increase in the costs of operating such investments, including the cost of professional liability insurance coverage. Should such events occur, the Company's income and cash flows from operations would be adversely affected.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On July 17, 2000, the Company issued 1,000,000 shares of Series C Preferred of the Company to Explorer for $100 million pursuant to the Investment Agreement. The shares of Series C Preferred are governed by the Articles Supplementary for Series A Convertible Preferred Stock (the "Articles Supplementary") filed with the State Department of Assessments and Taxation of Maryland on July 14, 2000, and the shares of Series C Preferred are convertible into 16,000,000 shares of Common Stock of the Company. The stockholders of the Company approved the transaction on July 14, 2000. The shares of Series C Preferred were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the private placement exemption provided by Section 4(2) of the Securities Act. (See Liquidity and Capital Resources, Equity Investment.)

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on June 1, 2000.

(b) The following directors were re-elected at the meeting for a three-year term (See Note H - Subsequent Events):

                  James E. Eden*
                  Thomas F. Franke
                  Bernard J. Korman

         The following directors were not elected at the meeting but their term of office continued after the meeting (See Note H Subsequent Events):

                  Essel W. Bailey, Jr.*
                  Martha A. Darling*
                  Henry H. Greer*
                  Harold J. Kloosterman
                  Edward Lowenthal
                  Robert L. Parker*
                ---------------------------
                  *subsequently resigned

(c) The results of the vote were as follows:

            Manner of                James E.          Thomas F.       Bernard J.
            Vote Cast                  Eden             Franke           Korman
            ---------                  ----             ------           ------
        For                          17,382,399        17,372,818       17,379,830
        Withheld                        484,307           503,469          489,445
        Against
        Abstentions and broker
        nonvotes

(d) Not applicable.

(a)     The Company's Special Meeting of Shareholders was held on July 14, 2000.

(b) Stockholders were requested to vote on the approval of the issuance of shares of the Company's Series C Preferred and Common Stock pursuant to an investment agreement with Explorer Holdings, L.P. and also to approve the Company's 2000 Stock Incentive Plan.

(c)     The results of the vote were as follows:

            Manner of              Issuance of       2000 Stock
            Vote Cast                 Shares       Incentive Plan
            ---------                 ------       --------------
        For                        11,574,327         9,971,567
        Withheld                            0                 0
        Against                       661,517         2,166,092
        Abstentions and broker        139,913           238,098
        nonvotes

    (d) Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - The following Exhibits are filed herewith:

Exhibit  Description
-------  -----------
4.1      Articles Supplementary for Series C Convertible Preferred Stock
4.2      Stockholders Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc.
4.3      Registration Rights Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc.
10.1     Amended and Restated Investment Agreement, by and among Omega Healthcare Investors, Inc. and Explorer Holdings, L.P.
               (incorporated by reference to Exhibit A of the Company's Proxy Statement dated June 16, 2000)
10.2     Fleet Loan Agreement dated June 15, 2000
10.3     Amendment to Provident Loan Agreement, dated July 13, 2000
10.4     Advisory Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group, L.L.P.
10.5     2000 Stock Incentive Plan
10.6     Amendment to 2000 Stock Incentive Plan
10.7     Consulting and Severance Agreement with Essel W. Bailey, Jr.
10.8     Compensation Agreement with F. Scott Kellman
10.9     Compensation Agreement with Susan Kovach
10.10    Compensation Agreement with Laurence Rich
10.11    Form of Directors and Officers Indemnification Agreement
10.12    Indemnification Agreement between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P.
27       Financial Data Schedule

(b)      Reports on Form 8-K

      The  following  reports on Form 8-K were filed since March 31, 2000:

         Form 8-K dated March 14, 2000:  Report with the following exhibits:

                 Press release issued by Omega Healthcare Investors, Inc. on
                     March 14, 2000

                 Press release issued by Omega Healthcare Investors, Inc. on
                     March 31, 2000

         Form 8-K dated June 30, 2000:  Report with the  following exhibits:

                 Press release issued by Omega Healthcare Investors, Inc.
                     on June 29, 2000

         Form 8-K dated July 12, 2000:  Report with the  following exhibits:

                 Press release issued by Omega Healthcare Investors, Inc.
                     on July 12, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OMEGA HEALTHCARE INVESTORS, INC.
                                                         Registrant


Date:   August 14, 2000                     By:  /s/  Daniel A. Decker
                                                 -------------------------------
                                                      Daniel A. Decker
                                                      Chairman

Date:   August 14, 2000                     By:  /s/ Richard M. FitzPatrick
                                                 -------------------------------
                                                     Richard M. FitzPatrick
                                                     Acting Chief Financial
                                                          Officer