Form 10-Q
period 2000-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2000-11-20
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

                                       or
  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes   X                        No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000

        Common Stock, $.10 par value                  20,025,201
                (Class)                         (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.

                                                      FORM 10-Q


                                                 September 30, 2000


                                      INDEX


PART I   Financial Information                                         Page No.
------   ---------------------                                         --------

Item 1.  Condensed Consolidated Financial Statements:

         Balance Sheets
             September 30, 2000 (unaudited)
             and December 31, 1999 .......................................     2

         Statements of Operations (unaudited)
             Three-month and Nine-month periods ended
             September 30, 2000 and 1999 .................................     3

         Statements of Cash Flows (unaudited)
             Nine-month periods ended
             September 30, 2000 and 1999 .................................     4


         Notes to Condensed Consolidated Financial Statements
             September 30, 2000 (unaudited) ..............................     5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ...............    18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......    24


PART II  Other Information
-------  -----------------


Item 2.  Changes in Securities and Use of Proceeds .......................    26

Item 4.  Submission of Matters to a Vote of Security Holders .............    26

Item 6.  Exhibits and Reports on Form 8-K ................................    27

 PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

                        OMEGA HEALTHCARE INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                              September 30,         December 31,
                                                                                 2000                  1999
                                                                                 ----                  ----
                                                                             (Unaudited)            (See Note)

                                       ASSETS
Real estate properties
     Land and buildings at cost .........................................       $712,357             $754,285
     Less accumulated depreciation ......................................        (84,462)             (67,929)
                                                                                 -------              -------
             Real estate properties - net ...............................        627,895              686,356
     Mortgage notes receivable - net ....................................        207,113              213,617
                                                                                 -------              -------
                                                                                 835,008              899,973
Other investments .......................................................         56,537               69,193
                                                                                  ------               ------
                                                                                 891,545              969,166
Assets held for sale - net ..............................................          7,344               36,406
                                                                                   -----               ------
     Total Investments ..................................................        898,889            1,005,572

Cash and short-term investments .........................................          4,276                4,091
Operating assets for owned properties ...................................         39,746                9,648
Accounts receivable .....................................................         10,676                9,665
Other assets ............................................................         11,102                9,755
                                                                                  ------                -----
     Total Assets .......................................................       $964,689           $1,038,731
                                                                                 =======            =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving lines of credit ...............................................       $191,641             $166,600
Unsecured borrowings ....................................................        229,480              310,996
Other secured borrowings ................................................         20,157               28,768
Subordinated convertible debentures .....................................         17,085               48,405
Accrued expenses and other liabilities ..................................         11,520               14,819
Operating liabilities for owned properties ..............................         17,771               12,062
                                                                                  ------               ------
     Total Liabilities ..................................................        487,654              581,650

Preferred Stock .........................................................        207,500              107,500
Common stock and additional paid-in capital .............................        439,120              449,292
Cumulative net earnings .................................................        185,119              232,105
Cumulative dividends paid ...............................................       (353,594)            (331,341)
Stock option loans ......................................................              -               (2,499)
Unamortized restricted stock awards .....................................           (716)                (526)
Accumulated other comprehensive income (loss) ...........................           (394)               2,550
                                                                                   -----                -----
     Total Shareholders' Equity .........................................        477,035              457,081
                                                                                 -------              -------
     Total Liabilities and Shareholders' Equity .........................       $964,689           $1,038,731
                                                                                 =======            =========



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

OMEGA HEALTHCARE INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                    (In Thousands, Except Per Share Amounts)

                                                                                     Three Months Ended         Nine Months Ended
                                                                                        September 30,             September 30,
                                                                                        -------------             -------------
                                                                                      2000         1999          2000         1999
                                                                                      ----         ----          ----         ----
Revenues
  Rental income ................................................................... $15,503     $19,723        $49,652     $56,431
  Mortgage interest income ........................................................   5,888       8,671         17,800      29,076
  Other investment income - net ...................................................     534       1,937          4,277       5,650
  Nursing home revenues of owned and operated assets ..............................  45,960      10,376        123,461      10,376
  Miscellaneous ...................................................................     126         264            483         530
                                                                                      -----       -----          -----       -----
                                                                                     68,011      40,971        195,673     102,063
Expenses
  Depreciation and amortization ...................................................   5,657       6,488         17,385      17,948
  Interest ........................................................................   9,846      11,134         32,221      31,948
  General and administrative ......................................................   1,830       1,236          4,631       3,890
  Legal ...........................................................................     481         123            974         166
  State taxes .....................................................................      15         109            241         395
  Severance and consulting agreement costs ........................................   4,665           -          4,665           -
  Provision for uncollectible mortgages and notes receivable ......................  12,100           -         12,100           -
  Nursing home expenses of owned and operated assets ..............................  48,552       9,526        126,436       9,526
                                                                                     ------       -----        -------       -----
                                                                                     83,146      28,616        198,653      63,873
                                                                                     ------      ------        -------      ------

(Loss) earnings before gain (loss) on assets sold and impairment charges .......... (15,135)     12,355         (2,980)     38,190
Provision for impairment (See Note C) ............................................. (49,849)          -        (54,349)          -
(Loss)/gain on assets sold  - net .................................................    (109)          -         10,342           -
                                                                                       ----       -----         ------       -----
Net (loss) earnings ............................................................... (65,093)     12,355        (46,987)     38,190
Preferred stock dividends .........................................................  (5,705)     (2,408)       (10,520)     (7,224)
                                                                                     ------      ------        -------      ------
Net (loss) earnings available to common ...........................................($70,798)    $ 9,947       ($57,507)    $30,966
                                                                                   ========     =======       ========     =======

(Loss) earnings per common share:
  Basic before gain/(loss) on assets sold and impairment charges ..................  ($1.04)      $0.50         ($0.67)      $1.56
                                                                                     ======       =====         ======       =====
  Diluted before gain/(loss) on assets sold and impairment charges ................  ($1.04)      $0.50         ($0.67)      $1.56
                                                                                     ======       =====         ======       =====
  Net (loss) earnings per share - basic ...........................................  ($3.53)      $0.50         ($2.87)      $1.56
                                                                                     ======       =====         ======       =====
  Net (loss) earnings per share - diluted .........................................  ($3.53)      $0.50         ($2.87)      $1.56
                                                                                     ======       =====         ======       =====

Dividends declared and paid per common share ......................................   $0.25       $0.70          $0.75       $2.10
                                                                                      =====       =====          =====       =====

Weighted Average Shares Outstanding, Basic ........................................  20,064      19,872         20,058      19,872
                                                                                     ======      ======         ======      ======
Weighted Average Shares Outstanding, Diluted ......................................  20,064      19,873         20,058      19,873
                                                                                     ======      ======         ======      ======

Other comprehensive income (loss):
  Unrealized Gain (Loss) on Omega Worldwide, Inc .................................. ($1,745)    $    36        ($2,944)    $ 1,136
                                                                                    =======     =======        =======     =======

Total comprehensive (loss) income .................................................($66,838)    $12,391       ($49,931)    $39,326
                                                                                   ========     =======       ========     =======


            See notes to condensed consolidated financial statements.

                                 OMEGA HEALTHCARE INVESTORS, INC
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Unaudited
                                         (In Thousands)

                                                                                    Nine Months Ended
                                                                                     September 30,
                                                                                2000              1999
                                                                                ----              ----
Operating activities
 Net (loss) earnings ................................................         $(46,987)        $ 38,190
 Adjustment to reconcile net (loss) earnings to cash
 provided by operating activities:
     Depreciation and amortization ..................................           17,385           17,948
     Provision for impairment loss ..................................           54,349                -
     Provision for loss on notes and mortgages receivable ...........           12,100                -
     Gain on assets sold and held for sale ..........................          (10,342)               -
     Other ..........................................................            2,078            2,599
Net change in operating assets and liabilities ......................          (27,772)          (4,134)
                                                                               -------           ------

Net cash provided by operating activities ...........................              811           54,603

Cash flows from financing activities
Proceeds of acquisition lines of credit .............................           25,041           72,100
Payments of long-term borrowings ....................................         (121,447)          (1,226)
Receipts from Dividend Reinvestment Plan ............................              430            1,878
Dividends paid ......................................................          (22,253)         (49,017)
Proceeds from preferred stock offering ..............................          100,000                -
Costs of raising capital ............................................           (9,339)               -
Purchase of Company common stock ....................................                -           (8,740)
Deferred financing costs paid .......................................           (4,976)               -
Other ...............................................................                -              431
                                                                                ------            -----
Net cash (used in) provided by financing activities .................          (32,544)          15,426

Cash flow from investing activities
Acquisition of real estate (1) ......................................                -          (73,378)
Placement  of mortgage loans ........................................                -          (22,944)
Proceeds from sale of real estate investments - net .................           35,793            7,829
Fundings of other investments - net .................................           (5,507)          (9,846)
Collection of mortgage principal (1) ................................            1,632           26,616
                                 --                                              -----           ------
Net cash provided by (used in) investing activities .................           31,918          (71,723)
                                                                                ------          -------

Increase (decrease) in cash and short-term investments ..............         $    185          $(1,694)
                                                                                ======           ======



(1) In addition to the amounts shown, during the third quarter of 1999 the Company acquired real estate in lieu of foreclosure of a mortgage in the amount of $67 million.

            See notes to condensed consolidated financial statements.

                        Omega Healthcare Investors, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               September 30, 2000


Note A - Basis of Presentation


         The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1999 financial statements for consistency with the presentation adopted for 2000. Such reclassifications have no effect on previously reported earnings or equity. Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.



Note B - Concentration of Risk and Related Issues


         As of September 30, 2000, 92.4% of the Company's real estate investments ($919.5 million) consist of long-term care skilled nursing facilities, 5.0% of assisted living facilities, and 2.6% of rehabilitation hospitals. These healthcare facilities are located in 29 states and are operated by 26 independent healthcare operating companies.

     Seven public companies operate approximately 77.8% of the Company's investments, including Sun Healthcare Group, Inc. (26.2%), Integrated Health Services, Inc. (17.6%, including 10.4% as the manager for Lyric Health Care
LLC), Advocat, Inc. (11.6%), Vencor Operating, Inc. (7.1%), Genesis Health Ventures, Inc. (5.4%), Mariner Post-Acute Network (6.4%) and Alterra Healthcare Corporation (3.4%). Vencor and Genesis manage facilities for the Company's own account, as explained more fully in Note C. The two largest private operators represent 3.4% and 3.1%, respectively, of investments. No other operator represents more than 1.9% of investments. The three states in which the Company has its highest concentration of investments are Florida (15.5%), California (7.3%) and Illinois (7.2%).

         The risks associated with investing in long-term healthcare facilities have increased during recent years, stemming in large part from government legislation and regulation of operators of the facilities. The Company's tenants/mortgagors depend on reimbursement legislation which will provide them adequate payments for services. A significant portion of their revenue is derived from government programs funded under Medicare and Medicaid. The Medicare program implemented a prospective payment system for skilled nursing facilities, which replaced cost-based reimbursements with an acuity-based system. The immediate effect was to significantly reduce payments for services provided. Additionally, certain state Medicaid programs have implemented similar acuity-based systems. The reduction in payments to nursing home operators pursuant to the Medicare and Medicaid payment changes has negatively affected the revenues of the Company's nursing home facilities and the ability of the operators of these facilities to service the costs associated with capital provided by the Company. As a result, a number of the Company's operators have filed petitions seeking reorganization under chapter 11 of the U.S. Bankruptcy Code. The Company owns 69 facilities that were recovered from customers and are being operated for the Company's own account. These facilities are subject to the same risks as are faced by the Company's tenants/mortgagors. (See Note C - Portfolio Valuation Matters).

          Most  of  the  Company's   nursing  home   investments  were  designed
exclusively to provide long-term healthcare services. These facilities are subject to detailed and complex specifications affecting their physical characteristics, as mandated by various governmental authorities. If the facilities cannot be operated as long-term care facilities, finding alternative uses may be difficult. The Company's triple-net leases and mortgages require its tenants and mortgagors to comply with regulations affecting the physical characteristics of its facilities, and the Company regularly monitors compliance by tenants and mortgagors with healthcare facilities' regulations. Nevertheless, if tenants fail to perform these obligations, and the Company recovers facilities through repossession, the Company may be required to expend capital to comply with such regulations and maintain the value of its investments.

         Many of the public nursing home companies operating the Company's facilities have recently reported significant operating and impairment losses. Each of Vencor Operating, Inc., Sun Healthcare Group, Inc., Mariner Post-Acute Network, Integrated Health Services, Inc., RainTree Healthcare Corporation and Genesis Health Ventures, Inc. has filed for protection under the Bankruptcy Code, with the last four filing during the first half of 2000. These operators collectively represent 52.2% of the Company's investments as of September 30, 2000. As a result of its filing, Mariner has suspended interest payments to the Company. Additionally, Advocat, Inc. has announced a restatement of certain of its financial statements, and other operators are experiencing financial difficulties. Advocat temporarily suspended the payment of rents during the first quarter of 2000, but reinstated partial payments under a standstill agreement executed in April 2000. In November 2000, the Company reached agreement with Advocat with respect to the restructuring of Advocat's obligations pursuant to leases and mortgages for thirty-one facilities operated by Advocat and owned by or mortgaged to Omega. (See Note K - Subsequent Events).

         The Company has initiated discussions with all operators who are experiencing financial difficulties, as well as state officials who regulate its properties. It also has initiated various other actions to protect its interests under its leases and mortgages. Given the current challenges to its customers, the Company is actively involved with workout negotiations and bankruptcy proceedings to preserve and protect the value of its investments. While the earning capacity of certain properties has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon foreclosure or lease termination, there can be no assurance that the Company's investments in facilities would not require further write-downs.

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


         When the Company acquires real estate pursuant to a foreclosure or lease termination including in a bankruptcy proceeding and does not immediately re-lease the properties to new operators, the assets are included on the balance sheet as "real estate properties," and the value of such assets is reported at the lower of cost or fair value. (See "Owned and Operated Assets" below)

          Additionally, when a formal plan to sell real estate is adopted, the real estate is classified as "Assets Held For Sale," with the net carrying amount adjusted to the lower of cost or fair value, less cost of disposal.

         Based on management's current review of the Company's entire portfolio, provisions for impairment in the value of the assets of $49.8 million and $54.3 million were recorded for the three-month and nine-month periods ended September 30, 2000, respectively. The provision for the three-month period includes $41.1 million related to foreclosure assets now operated for the Company's account, $6.8 million for assets held for sale and $1.9 million related to a leased asset doubtful of recovery. Additionally, during the three-month period ended September 30, 2000 the Company recorded a $12.1 million provision for uncollectable mortgages ($4.9 million) and notes receivable ($7.2 million) primarily related to advances to operators of properties foreclosed and/or sold.

Real Estate Dispositions

         The Company recognized a net gain on disposition of assets during the nine months ended September 30, 2000 of $10.3 million. The net gain was comprised of a $10.9 million gain on the sale of four facilities previously leased to Tenet Healthsystem Philadelphia, Inc., offset by a loss of $0.6 million on the sale of a 57 bed facility in Colorado.


Assets Held For Sale


         During 1998, management initiated a plan to dispose of certain properties judged to have limited long-term potential and to redeploy the proceeds. Following a review of the portfolio, assets identified for sale in 1998 had a cost of $95 million, a net carrying value of $83 million and annualized revenues of approximately $11.4 million. In 1998, the Company recorded a provision for impairment of $6.8 million to adjust the carrying value of those assets judged to be impaired to their fair value, less cost of disposal. During 1998, the Company completed sales of two groups of assets, yielding sales proceeds of $42.0 million. Gains realized in 1998 from the dispositions approximated $2.8 million. During 1999, the Company completed asset sales yielding net proceeds of $18.2 million, realizing losses of $10.5 million. In addition, management initiated a plan in the 1999 fourth quarter for additional asset sales to be completed in 2000. The additional assets identified as assets held for sale had a cost of $33.8 million, a net carrying value of $28.6 million and annualized revenue of approximately $3.4 million. As a result of this review, the Company recorded a provision for impairment in 1999 of $19.5 million to adjust the carrying value of assets held for sale to their fair value, less cost of disposal.

         During the first quarter of 2000, the Company recorded a $4.5 million provision for impairment on assets held for sale. In the third quarter of 2000, $24.3 million of assets held for sale were reclassified to owned and operated assets as the timing and strategy for sale, or alternatively, re-leasing, are being revised as a result of changing market conditions. For the three months ended September 30, 2000 an additional provision for impairment on assets held for sale of $6.8 million was recognized such that as of September 30, 2000, the carrying value of assets held for sale totals $7.3 million (net of impairment reserves of $7.8 million). During the nine-month period ended September 30, 2000, the Company realized disposition proceeds of $1.1 million. No assets were disposed of during the three-month period ended September 30, 2000. The Company intends to sell the remaining facilities as soon as practicable. However, a number of other companies are actively marketing portfolios of similar assets and, in light of the existing conditions in the long-term care industry generally, it has become more difficult to sell such properties and for potential buyers to obtain financing for such acquisitions. Thus, there can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow the Company to realize the fair value of the assets.


Owned and Operated Assets

         The Company owns 69 facilities that were recovered from customers and are operated for the Company's own account. These facilities have 5,346 beds or assisted living units and are located in seven states. The investment in this real estate as of September 30, 2000 consists of the following:

          The Company acquired 12 nursing homes located in Massachusetts and Connecticut on July 14, 1999 in lieu of foreclosure from Frontier Group. Eleven of these nursing homes, with 1,182 licensed beds, are included in owned and operated assets (the remaining nursing home is included in assets held for sale). Genesis Health Ventures, Inc. currently manages them for the Company's account.

         The Company assumed operation of 18 facilities formerly leased to RainTree Healthcare Corporation ("RainTree") on February 29, 2000, when RainTree filed for bankruptcy, and, in connection with the bankruptcy proceeding, the

Company bid $3.1 million for the leasehold interests in 12 other RainTree facilities, all of which are now operated for the account of the Company under a management agreement with Vencor Operating, Inc.

     The Company assumed operation of 22 facilities with 880 beds formerly leased to Extendacare of Indiana, Inc. on October 4, 1999. The Company also assumed operation of six facilities with 428 beds formerly operated by RainTree and Emerald Healthcare, Inc. in 1999. Atrium Living Centers, Inc. currently manages these facilities for the Company's account.

         The Company intends to operate these owned and operated assets for its own account until such time as these facilities' operations are stabilized and are re-leasable or saleable at lease rates or sale prices that maximize the value of these assets to the Company. Due to the deterioration in market conditions affecting the long term care industry, the Company is unable to estimate when such re-leasing and sales objectives might be achieved and now intends to operate such facilities for an extended period. As a result, these facilities and their respective operations are presented on a consolidated basis in the Company's financial statements.

         The  revenues,   expenses,  assets  and  liabilities  included  in  the
Company's condensed consolidated financial statements which relate to such owned and operated assets are as follows:

                                   Unaudited
                                 (In Thousands)

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                                  -------------             -------------
                                 2000        1999           2000        1999
                                 ----        ----           ----        ----
Revenues (1)
Medicaid ....................  $ 29,176     $ 6,302       $ 75,535     $ 6,302
Medicare ....................     8,646       1,980         21,896       1,980
Private & Other .............     8,138       2,094         26,030       2,094
                                  -----       -----         ------       -----
Total Revenues ..............    45,960      10,376        123,461      10,376

Expenses (2)
Administration ..............    13,171       1,335         30,613       1,335
Property and Related ........     3,084         667          7,955         667
Patient Care Expenses .......    28,782       7,061         78,885       7,061
                                 ------       -----         ------       -----
Total Expenses ..............    45,037       9,063        117,453       9,063

Contribution Margin .........       923       1,313          6,008       1,313

Management Fees .............     2,337         463          6,235         463
Rent ........................     1,178           -          2,748           -
                                  -----       -----          -----        -----

EBITDA ......................  $ (2,592)    $   850       $ (2,975)    $   850
                                =======       =====       ========       =====


(1) Nursing home revenues from these owned and operated assets are recognized as services are provided.

(2) Includes $1.1 million for the three-month period ended September 30, 2000 which represents a correction of an estimate made in the first six months of 2000.

                                   Unaudited
                                 (In Thousands)


                                             September 30,    December 31,
                                                 2000              1999
                                                 ----              ----
                  ASSETS
Cash ..................................        $ 3,788            $ (14)
Accounts Receivable-Net ...............         26,674            9,588
Other Current Assets ..................         13,071               60
                                                ------               --
Total Current Assets ..................         43,533            9,634

Land and buildings ....................        131,687           69,090
Less Accumulated Depreciation .........        (16,528)            (815)
                                               -------             ----
Land and buildings - net ..............        115,159           68,275
                                               -------           ------

TOTAL ASSETS ..........................      $ 158,692         $ 77,909
                                             =========         ========

               LIABILITIES
Accounts Payable ......................        $ 9,383          $ 3,962
Other Current Liabilities .............          8,388            8,100
                                                 -----            -----
Total Current Liabilities .............         17,771           12,062
                                                ------           ------

TOTAL LIABILITIES .....................       $ 17,771         $ 12,062
                                              ========         ========


Notes and Mortgages Receivable

During the three-month period ended September 30, 2000 the Company recorded a charge of $12.1 million for a provision for loss on mortgages ($4.9 million) and notes receivable ($7.2 million). Income on notes and mortgages which are impaired will be recognized as cash is received.



Note D - Preferred Stock


Dividends

     During the nine-month periods ended September 30, 2000 and September 30, 1999, the Company paid dividends of $4.0 million and $3.2 million, respectively, on its 9.25% Series A Cumulative Preferred Stock and 8.625% Series B Cumulative Preferred Stock. Dividends on the preferred stock are payable quarterly.
Dividends on the new Series C Preferred Stock are also payable quarterly, beginning in the fourth quarter of 2000, however, effective as of November 15, 2000, Explorer Holdings, L.P., the holder of all of the outstanding shares of Series C Preferred Stock, agreed to defer until April 2, 2001, the accrued dividend of $4,666,667 payable on November 15, 2000 with respect to the Series C Preferred Stock. See Item 2 - Changes in Securities and Use of Proceeds and Note K - Subsequent Events.

Series C Preferred Stock

         In order to meet certain of the Company's maturing indebtedness, finance operations and fund future investments, the Company issued $100.0 million of Series C Preferred Stock (the "Equity Investment") to a private equity investor, with up to an additional $100.0 million investment available for future liquidity needs or growth opportunities under certain conditions. See "Equity Investment" below. The Company used a portion of the proceeds from the Equity Investment to repay $81 million of maturing debt on July 17, 2000 and believes that the remaining proceeds together with the proceeds of certain asset dispositions and cash flow from operations will provide the Company sufficient liquidity to meet its debt maturity in February 2001 and working capital needs as well as enabling the Company to take advantage of potential growth opportunities.

Equity Investment
-----------------

     On May 11, 2000, the Company announced the execution of definitive documentation with Explorer Holdings, L.P. ("Explorer"), a private equity investor, pursuant to which the Company agreed to issue and sell up to $200.0 million of its capital stock to Explorer (the "Equity Investment"). On July 17, 2000, 1.0 million shares of a new series of convertible preferred stock ("Series C Preferred") were issued for an aggregate purchase price of $100.0 million. The descriptions of the transaction documents set forth herein do not purport to be complete and are qualified in their entirety by the forms of such documents filed as exhibits to the Company's Form 10-Q dated June 30, 2000.

         Terms of Series C  Preferred:  The  shares of Series C  Preferred  were
         -----------------------------
issued and sold for $100.00 per share and are convertible into Common Stock at any time by the holder at an initial conversion price of $6.25 per share of Common Stock. The conversion price is subject to possible future adjustment in accordance with customary antidilution provisions, including, in certain circumstances, the issuance of Common Stock at an effective price less than the then fair market value of the Common Stock. The Series C Preferred ranks on a parity with the Company's outstanding shares of Series A and Series B preferred stock as to priority with respect to dividends and upon liquidation. The shares of Series C Preferred will receive dividends at the greater of 10% per annum or the dividend payable on shares of Common Stock, with the Series C Preferred participating on an "as converted" basis. Dividends on Series C Preferred accrue from the date of issuance and, for dividend periods ending prior to February 1, 2001, may be paid at the option of the Company in cash or additional shares of Series C Preferred. Thereafter, dividends must be paid in cash. The Series C Preferred will vote (on an "as converted" basis) together with the Common Stock on all matters submitted to stockholders. However, without the consent of the Company's Board of Directors, no holder of Series C Preferred may vote or convert shares of Series C Preferred if the effect thereof would be to cause such holder to beneficially own more than 49.9% of the Company's Voting Securities. If dividends on the Series C Preferred are in arrears for four quarters, the holders of the Series C Preferred, voting separately as a class (and together with the holder of Series A and Series B Preferred if and when dividends on such series are in arrears for six or more quarters and special class voting rights are in effect with respect to the Series A and Series B Preferred), will be entitled to elect directors who, together with the other directors designated by the holders of Series C Preferred, would constitute a majority of the Company's Board of Directors.

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

     Stockholders  Agreement:  In  connection  with the Equity  Investment,  the
     ----------------------
Company entered into a Stockholders Agreement with Explorer pursuant to which Explorer is entitled to designate up to four members of the Company's Board of Directors depending on the percentage of either Series C Preferred or total
Voting Securities acquired from time to time by Explorer pursuant to the Investment Agreement. The director designation rights will terminate upon the first to occur of the tenth anniversary of the Stockholders Agreement or when Explorer beneficially owns less than 5% of the total Voting Securities of the Company.

         In addition, Explorer has agreed not to transfer any shares of Series C Preferred (or the Common Stock issuable upon conversion of the Series C Preferred) without approval of the Company's Board of Directors until the first anniversary of Explorer's initial investment. Thereafter, Explorer may transfer shares in accordance with certain exemptions from the registration requirements imposed by the Securities Act of 1933, as amended, or upon exercise of certain registration rights granted to Explorer by the Company and set forth in a Registration Rights Agreement (a "Public Sale"). After July 1, 2001, Explorer may transfer its voting securities to a Qualified Institutional Buyer ("QIB") if either (i) the total amount of voting securities does not exceed 9.9% of the Company's total voting securities or (ii) the QIB transferee becomes a party to the standstill agreement contained in the Stockholders Agreement. Any transfer of Voting Securities by Explorer or its affiliates to a third party (other than in connection with a Public Sale) is subject to a right of first offer that can be exercised by the Company or any other purchaser that the Company may designate. These transfer restrictions will terminate on the fifth anniversary of Explorer's initial investment.

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

     Miscellaneous: The Company has agreed to indemnify Explorer, its affiliates
     -------------
and the individuals that will serve as directors of the Company against any losses and expenses that may be incurred as a result of the assertion of certain claims, provided that the conduct of the indemnified parties meets certain required standards. In addition, the Company has agreed to pay Explorer an advisory fee if Explorer provides assistance to the Company in connection with evaluating growth opportunities or other financing matters. The amount of the advisory fee will be mutually determined by the Company and Explorer at the time the services are rendered based upon the nature and extent of the services provided. The Company will also reimburse Explorer for Explorer's out-of-pocket expenses, up to a maximum of $2.5 million, incurred in connection with the Equity Investment. To date, the Company has reimbursed Explorer for approximately $964,000 of such expenses.



Note E - Earnings Per Share


         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and, beginning in the third quarter of 2000, the assumed conversion of the Series C Preferred Stock. The conversion of the Company's 1996 convertible debentures is anti-dilutive and therefore not assumed.


Note F - Omega Worldwide, Inc.

         As of September 30, 2000 the Company holds a $5,071,500 investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of preferred stock. The Company has guaranteed repayment of borrowings pursuant to a revolving credit facility in exchange for a 1% annual fee and a facility fee of 25 basis points. The Company has been advised that at September 30, 2000 borrowings of $4,850,000 are outstanding under Worldwide's revolving credit facility. Worldwide's credit agreement has been modified and calls for quarterly repayments of $2 million until the full amount is repaid in June 2001. Under this agreement, no further borrowings may be made by Worldwide under its revolving credit facility. The Company is required to provide collateral in the amount of $8.8 million related to the guarantee of Worldwide's obligations. Upon repayment by Worldwide of the remaining outstanding balance under its revolving credit facility, the subject collateral will be released in connection with the termination of the Company's guarantee.

         Additionally, the Company had a Services Agreement with Worldwide that provided for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs has been based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Indirect costs allocated to Worldwide for the three-month and nine-month periods ending September 30, 2000 were ($19,000) and $370,000, respectively, compared with $186,000 and $580,000 for the same periods in 1999. The Services Agreement has expired and currently is being renegotiated. Based on a reduction in shared management resources, any charges to Worldwide under a new agreement would be significantly reduced.

Note G - Litigation


         On June 20, 2000, the Company and its chief executive officer, chief financial officer and chief operating officer were named as defendants in certain litigation brought by Ronald M. Dickerman, in his individual capacity, in the United States District Court for the Southern District of New York. In the complaint, Mr. Dickerman contends that the Company and the named executive officers violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mr. Dickerman subsequently amended the complaint to assert his claims on behalf of an unnamed class of plaintiffs. The Company has reported the litigation to its directors and officers liability insurer. The Company believes that the litigation is without merit and intends to defend vigorously. On July 28, 2000, Benjamin LeBorys commenced a class action lawsuit making similar allegations against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. The plaintiffs have filed a motion to name Mr. LeBorys as lead plaintiff. The court has not yet ruled on the motion.

         On June 21, 2000, the Company was named as a defendant in certain litigation brought against it by Madison/OHI Liquidity Investors, LLC ("Madison"), a customer that claims that the Company has breached or anticipatorily breached a commercial contract. Mr. Dickerman is a partner of Madison and is a guarantor of Madison's obligations to the Company. The Company contends that Madison is in default under the contract in question; accordingly, the Company believes that the litigation is meritless. The Company intends to defend this action vigorously and pursue whatever rights and remedies against Madison and the guarantors as it determines to be appropriate.

         No provision has been made in the financial statements for the matters discussed above.


Note H - Borrowing Arrangements

         On July 17, 2000 the Company replaced its $200 million unsecured revolving credit facility with a new $175 million secured revolving credit facility that expires in December 2002. Borrowings under the facility bear interest at 2.5% to 3.25% over LIBOR, based on the Company's leverage ratio.

         On August 16, 2000, the Company replaced its $50 million secured revolving credit facility with The Provident Bank with a new $75 million secured revolving credit facility that expires in March, 2002 as to $10 million and June, 2005 as to $65 million. Borrowings under the facility bear interest at 2.5% to 3.25% over LIBOR, based on the Company's leverage ratio.


     A portion of the proceeds from the issuance of Series C was used to repay $81 million of the Company's 10% and 7.4% Senior Notes in accordance with terms of the Notes.

         During August 2000, the Company purchased and retired $31.3 million of its 8.5% Subordinated Convertible Debentures due February 1, 2000. At September 30, 2000, $17.1 million of these convertible debentures remain outstanding.

         The Company has an interest rate cap for $100 million of its variable rate debt, capping LIBOR at 7.50% through March 15, 2001. The 30-day LIBOR rate on September 29, 2000 was approximately 6.62%.


Note I - Severance and Consulting Agreements

         The Company recognized a $4.7 million charge for severance and consulting payments in the third quarter of 2000. The charges are comprised mainly of severance and consulting payments to the Company's former Chief Executive Officer and former Chief Financial Officer.


Note J - Effect of New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.


Note K - Subsequent Events

     On October 17, 2000, the Board of Directors declared its regular quarterly dividends of $.578 per share, $.539 per share and $.25 per conversion share, respectively, to be paid on November 15, 2000 to Series A, Series B and Series C Cumulative Preferred shareholders of record on October 31, 2000. The Board of Directors also declared a common stock dividend of $.25 per share payable on November 15, 2000 to common shareholders of record on October 31, 2000. Effective as of November 15, 2000, Explorer Holdings agreed to defer until April 2, 2001, payment of the $4,666,667 dividend then due with respect to the October 31, 2000 dividend period for the Series C Preferred Stock. As part of the dividend deferral agreement, Explorer Holdings has also waived the provisions of the Articles Supplementary to provide that the deferral of such dividend will not prevent the Company from paying in full the regular quarterly dividend on the outstanding Series A and Series B Preferred Stock or the Common Stock for the dividend period ended October 31, 2000 or for subsequent dividend periods. In consideration of the deferral and waiver as discussed above, the Company will pay Explorer Holdings a waiver fee equal to 10% per annum on the amount of the accrued and unpaid dividend from November 15, 2000 until the date of payment of such dividend. On April 2, 2001, the Company will have the option to either pay the deferred dividend amount - in cash or in additional shares of Series C Preferred Stock in accordance with the terms of the Articles Supplementary.

         In November 2000 the Company reached agreement with Advocat, Inc. with respect to the restructuring of Advocat's obligations pursuant to leases and mortgages for thirty-one facilities operated by Advocat and owned by or mortgaged to the Company. Pursuant to the restructuring agreement, the existing leases from the Company will be consolidated, amended and restated, effective as of October 1, 2000. The initial annual rent under the 10-year lease will be $10,875,000. In addition, Advocat paid the Company $3 million to bring current substantially all of its obligations with respect to the master lease and mortgage loan documents and will commit to make capital improvements at the leased facilities in an amount not less than $1 million over the next 18 months.

         Advocat also has issued to the Company convertible preferred stock representing, on a fully diluted basis, 9.9% of the outstanding shares of Advocat, and an unsecured subordinated note in the amount of $1.7 million that matures September 30, 2007. The preferred stock is convertible at $4.6705 per share. Dividends accrue at the rate of 7% per annum and will be payable quarterly. No dividends will be paid, however, until the later of October 1, 2002 or the end of the fiscal quarter following Advocat's payment of certain indebtedness to its primary lender.

                 [INSERT LANGUAGE REGARDING SERIES C DIVIDENDS]

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


         "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the sale of certain assets that have been identified for disposition, the operation of certain assets recovered by the Company in foreclosure and bankruptcy proceedings for the Company's account, dividend policy, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the Company's facilities as it affects the operators' continuing ability to meet their obligations to the Company under the terms of the Company's agreements with such operators; the Company's ability to complete the contemplated asset sales and, if completed, the ability to do so on terms contemplated as favorable to the Company; changes in the reimbursement levels under the Medicare and Medicaid programs; operators' continued eligibility to participate in the Medicare and Medicaid programs; changes in reimbursement by other third party payors; occupancy levels at the Company's facilities; the limited availability and cost of capital to fund or carry healthcare investments; the strength and financial resources of the Company's competitors; the Company's ability to make additional real estate investments at attractive yields; changes in tax laws and regulations affecting real estate investment trusts; and the risks identified in
Item 1, Note C above.

         Following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the condensed consolidated financial statements and accompanying notes. See also, Item 1, Note B, regarding
Concentration of Risk and Related Issues and Note C, regarding portfolio valuation matters above.



Results of Operations


         Revenues for the three-month and nine-month periods ending September 30, 2000 totaled $68.0 million and $195.7 million, an increase of $27.0 million and $93.6 million, respectively, over the periods ended September 30, 1999. The increase in 2000 revenue is due in large part to an increase of approximately $35.6 million and $113.1 million, respectively, from nursing home revenues for owned and operated assets as a result of foreclosures occurring subsequent to the third quarter of 1999, and $2.4 million in additional revenue from 1999 investments for the nine-month period and $0.4 million and $1.4 million for the three-month and nine-month periods, respectively, relating to contractual increases in rents and mortgage interest that became effective in 2000 as defined under the related agreements. These increases are offset by $2.4 million and $8.8 million from reductions in lease revenue and mortgage interest revenue due to foreclosure and bankruptcy, $3.0 million and $7.4 million from reduced investments caused by 1999 and 2000 asset sales and the prepayment of mortgages, and a $1.5 million and $4.5 million reduction in revenues relating to the anticipated resolution of restructuring certain of the Company's leases and mortgages. As of September 30, 2000, gross real estate investments, excluding owned and operated assets, of $787.5 million have an average annualized yield of approximately 11.6%. Other investment income includes losses of $1.9 million for the three-month and nine-month periods ended September 30, 2000 due to suspension of operations and closing of two facilities during the period.

     Expenses for the three-month and nine-month periods ended September 30, 2000 totaled $83.1 million and $198.7 million, an increase of $54.5 million and $134.8 million, respectively, over expenses for 1999. The increase in 2000 expenses is due primarily to an increase in expenses of $39.0 million and $116.9 million for the three-month and nine-month periods ending September 30, 2000, attributable to the increase in the number of nursing homes operated for the Company's account.

         The provision for depreciation and amortization for the three-month and nine-month periods ended September 30, 2000 totaled $5.7 million and $17.4 million, respectively, decreasing $0.8 million and $0.6 million, respectively, over the same periods in 1999. The decrease for the nine-month period primarily consists of $1.7 million depreciation expense for properties sold or held for sale and a reduction in amortization of non-compete agreements of $0.7 million offset by $1.8 million additional depreciation expense from properties previously classified as mortgages and new 1999 investments placed in service in June of 1999.

         Interest expense for the three-month and nine-month periods ended September 30, 2000 was $9.8 million and $32.2 million, respectively, compared with $11.1 million and $31.9 million, respectively, for the same periods in 1999. The decrease of $1.3 million in the three-month period ended September 2000 is primarily due to lower average borrowings during the quarter compared to the same period in the prior year. The increase of $0.3 million in the nine-month period ended September 30, 2000 is primarily due to higher average borrowing rates on the Company's revolving credit lines as compared to the same period in the prior year, partially offset by lower average borrowings.

         General and administrative expenses for the three-month and nine-month periods ended September 30, 2000 totaled $1.8 million and $4.6 million, respectively, versus $1.2 million and $3.9 million for the same periods in 1999. These expenses for the three-month and nine-month periods were approximately 2.5% and 2.3% of revenues, respectively, as compared to 3.0% and 3.8%, respectively, for the 1999 periods. The decrease in 2000 is due to inclusion of nursing home revenues on owned and operated assets. Excluding these revenues, general and administrative expenses were 8.1% and 6.4% of revenues for the three-month and nine-month periods in 2000, respectively and 4.0% and 4.2% for the same periods in 1999. The increase is due in part to the creation of a new department in 2000 to manage the owned and operated assets, non-cash compensation expense relating to the issuance of Dividend Equivalent Rights in conjunction with certain management options granted, and increased consulting costs.

         Legal expenses for the three-month and nine-month periods ended September 30, 2000 totaled $0.5 million and $1.0 million, respectively, as compared to $0.1 million and $0.2 million for the same periods in 1999. The increase is largely attributable to the bankruptcy filings and financial difficulties of the Company's operators, as well as costs related to recent litigation in which the Company was named as defendant. (See Note G - Litigation).

         Nursing home expenses for owned and operated increased $39.0 million and $116.9 million for the three-month and nine-month periods ended September 30, 2000, respectively, as compared to the same periods in the prior year as a result of foreclosures occurring subsequent to the third quarter of 1999. These expenses include $1.1 million for the three-month period ended September 30, 2000 which represent a correction of an estimate made during the first six months of 2000.

         The Company recognized a net gain on disposition of assets during the nine-months ended September 30, 2000 of $10.3 million. The net gain was composed of an $10.9 million gain on sale of four facilities previously leased to Tenet Healthsystem Philadelphia, Inc., offset by a loss of $0.6 million on the sale of a 57 bed facility in Colorado.

         During the first quarter of 2000, the Company recorded a $4.5 million provision for impairment on assets held for sale. Based on management's current review of the Company's entire portfolio, an additional provision for impairment in the value of the assets of $49.8 million was recorded for the three-month period ended September 30, 2000. The provision for the three-month period includes $41.1 million related to foreclosure assets now operated for the Company's account, $6.8 million for assets held for sale and $1.9 million related to a leased asset doubtful of recovery. Additionally, during the three-month period ended September 30, 2000 the Company recorded a $12.1 million provision for uncollectable mortgages ($4.9 million) and notes receivable ($7.2 million) primarily related to advances to operators of properties subsequently foreclosed and/or sold.

         The Company recognized a $4.7 million charge for severance payments in the third quarter of 2000. The charges are comprised mainly of severance and consulting payments to the Company's former Chief Executive Officer and former Chief Financial Officer.

         Net (losses) earnings available to common were a loss of $70.8 million and a loss of $57.5 million for the three-month and nine-month periods ended September 30, 2000, respectively, decreasing approximately $80.7 million and $88.5 million from the 1999 periods. This decrease is largely the result of the factors described above.

     Funds from (used in) Operations ("FFO") totaled ($15,182,000) and $3,885,000 for the three-month and nine-month periods ending September 30, 2000, representing a decrease of approximately $31,198,000 and $63,597,000 respectively, over the same periods in 1999 due to factors mentioned above. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Excluding the provision for uncollectable mortgages and notes receivable and severance and consulting agreement costs, FFO totaled $1,583,000 and $20,650,000 for the three-month and nine-month periods ended September 30, 2000, respectively, representing a decrease of approximately $14,433,000 and $46,832,000 respectively over the same periods in 1999. Properties recovered by the Company required funding of $0.4 million and $27.9 million for working capital during the three-month and nine-month periods ending September 30, 2000, respectively.


         No provision for Federal income taxes has been made since the Company intends to continue to qualify as a real estate investment trust under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will not be subject to Federal income taxes on amounts distributed to shareholders, provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other conditions. Profits from operations of recovered properties are subject to federal tax of up to 35%, and the Company intends to hold and operate recovered properties only for so long as is necessary in management's opinion to stabilize the subject properties to facilitate the re-leasing or sale at lease rates or sale prices that maximize the value of these assets to the Company.



Liquidity and Capital Resources

Overview
--------


         At September 30, 2000, the Company had total assets of $965 million, shareholders' equity of $477 million, and long-term debt of $267 million, representing approximately 28% of total capitalization. Long-term debt excludes funds borrowed under its acquisition credit agreements. The Company had $192.0 million drawn on its revolving credit facilities at September 30, 2000.

         During the quarter ended September 30, 2000, the Company repurchased $31.3 million of its convertible debentures maturing in February 2001. At September 30, 2000, $17.1 million of these convertible debentures remain outstanding.



Dividend Policy


         The Company distributes a large portion of its cash available from operations. The Company has historically made distributions on common stock of approximately 80% of FFO. Cash dividends paid totaled $0.75 per common share for the nine-month period ending September 30, 2000, compared with $2.10 per common share for the same period in 1999. The dividend payout ratio, i.e., the ratio of per share amounts for dividends paid to the per share amounts of funds from operations, was approximately 72.8% for the nine-month period ending September 30, 2000 (excluding non-cash charges) compared with 81.1% for the same period in 1999.

     On October 17, 2000, the Board of Directors declared its regular quarterly dividends of $.578 per share and $.539 per share, respectively, paid on November 15, 2000 to Series A and Series B Cumulative Preferred shareholders of record on October 31, 2000 and declared a quarterly dividend of $.25 per conversion share on the series C preferred stock. The Board of Directors also declared a common stock dividend of $.25 per share payable on November 15, 2000 to common shareholders of record on October 31, 2000.

     The shares of Series C Preferred are entitled to receive dividends at the greater of 10% per annum or the dividend payable on shares of Common Stock (with the Series C Preferred participating on an "as converted" basis). Dividends on Series C Preferred accrue from the date of issuance and, for any dividend period ending prior to February 1, 2001, may be paid in cash or additional shares of Series C Preferred, as determined by the Company. Thereafter, all dividends must be paid in cash. (See Note D - Preferred Stock).

     Effective as of November 15, 2000, Explorer Holdings agreed to defer until April 2, 2001, payment of the $4,666,667 dividend then due with respect to the October 31, 2000 dividend period for the Series C Preferred Stock. As part of the dividend deferral agreement, Explorer Holdings has also waived the provisions of the Articles Supplementary to provide that the deferral of such dividend will not prevent the Company from paying in full the regular quarterly dividend on the outstanding Series A and Series B Preferred Stock or the Common Stock for the dividend period ended October 31, 2000 or for subsequent dividend periods. In consideration of the deferral and waiver as discussed above, the Company will pay Explorer Holdings a waiver fee equal to 10% per annum on the amount of the accrued and unpaid dividend from November 15, 2000 until the date of payment of such dividend. On April 2, 2001, the Company will have the option to either pay the deferred dividend amount - in cash or in additional shares of Series C Preferred Stock in accordance with the terms of the Articles Supplementary.

 Credit Facilities


         Depending on the availability and cost of external capital and the ability to deploy such capital at favorable spreads, the Company anticipates making additional investments in healthcare facilities. New investments generally are funded from temporary borrowings under the Company's acquisition credit line agreements. Interest cost incurred by the Company on borrowings under the revolving credit line facilities will vary depending upon fluctuations in prime and/or LIBOR rates. On July 17, 2000, the Company replaced its $200.0 million unsecured revolving credit facility with a new $175.0 million secured revolving credit facility that expires in December 2002. Borrowings under the new facility will bear interest at 3.25% over LIBOR until March 31, 2001 and at 2.5% to 3.25% over LIBOR thereafter, based on the Company's leverage ratio.

         On August 16, 2000, the Company replaced its $50 million loan agreement with The Provident Bank with a $75 million secured revolving credit facility. Borrowings under the facility will bear interest at 2.5% to 3.25% over LIBOR, based on the Company's leverage ratio.

     The Company has an interest rate cap for $100 million of its variable rate debt, capping LIBOR at 7.50% through March 15, 2001. The 30-day LIBOR rate on September 29, 2000 was approximately 6.62%.

     The Company historically has replaced funds drawn on the revolving credit facilities through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Industry turmoil and continuing adverse economic conditions affecting the long-term care industry have caused the terms on which the Company can obtain additional borrowings to become unfavorable. The Company may be required to dispose of properties at times when it may be unable to maximize its recovery on such investments. In recent periods, the Company's ability to execute this asset disposition strategy has been severely limited by conditions in the credit and capital markets and the long-term care industry. The Company may also draw upon Explorer's Liquidity Commitment to repay indebtedness maturing on or before February 2, 2001 as described in Note D - Preferred Stock.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


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


         The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at September 30, 2000 was $233 million. A 1% increase in interest rates would result in a decrease in fair value of long-term borrowings by approximately $5.8 million.

         The Company is subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. If the Company were unable to refinance its indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms, which might result in losses to the Company and adversely affect the cash available for distribution to shareholders. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which might affect the Company's ability to make distributions on its Common Stock.

         The majority of the Company's borrowings were completed pursuant to indentures that limit the amount of total indebtedness and the amount of secured indebtedness the Company may incur. Accordingly, if the Company is unable to raise additional equity or borrow money because of these limitations, the Company's ability to acquire additional properties may be limited. If the Company is unable to acquire additional properties, its ability to increase the distributions with respect to common shares will be limited to management's ability to increase funds from operations, and thereby cash available for distribution, from the existing properties in the Company's portfolio.



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

PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.


     On July 17, 2000, the Company issued 1,000,000 shares of Series C Preferred of the Company to Explorer for $100 million pursuant to the Investment Agreement. The shares of Series C Preferred are governed by the Articles Supplementary for Series C Convertible Preferred Stock (the "Articles Supplementary") filed with the State Department of Assessments and Taxation of Maryland on July 14, 2000, and the shares of Series C Preferred are presently convertible into 16,000,000 shares of Common Stock of the Company. The stockholders of the Company approved the transaction on July 14, 2000. The shares of Series C Preferred were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the private placement exemption provided by Section 4(2) of the Securities Act. (See Note D - Preferred Stock-Equity Investment.)


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

    (d) Not applicable.

        Item 6.   Exhibits and Reports on Form 8-K


            (a)   Exhibits - The following Exhibits are filed herewith:

                  Exhibit    Description
                  -------    -----------


                  10.1 Amended and Restated Advisory Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group, L.L.C., dated October 4, 2000

                  10.2 Loan Agreement by and among Omega Healthcare Investors, Inc., Sterling Acquisition Corp. and Delta Investors I, LLC, The Provident Bank, Agent and Various Lenders Describe Herein, dated August 16, 2000

                  10.3 Settlement and Restructuring Agreement by and among Omega Healthcare Investors, Inc. and Sterling Acquisition Corp., and Advocat, Inc., Diversicare Leasing Corp., Sterling Health Care Management Inc., Diversicare Management Services Co. and Advocat Finance, Inc. dated October 1, 2000

                  10.4 Consolidated Amended and Restated Master Lease by and among Sterling Acquisition Corp.and Diversicare Leasing Corporation, effective October 1, 2000 and dated November 8, 2000

                  27         Financial Data Schedule


            (b)   Reports on Form 8-K


                  The following reports on Form 8-K were filed since
                   June 30, 2000:

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

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant



        Date:  November 20, 2000              By: /s/ Thomas  W. Erickson
                                                  ------------------------
                                                 Thomas W. Erickson
                                                 Interim Chief Executive Officer


        Date:  November 20, 2000              By: /s/ Richard  M.FitzPatrick
                                              -------------------------------
                                                  Richard M. FitzPatrick
                                                  Acting Chief Financial Officer