Form 10-Q/A
period 2000-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2000-11-22
CIK 888491

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

                         OMEGA HEALTHCARE INVESTORS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)

                                                                                    Nine Months Ended
                                                                                     September 30,
                                                                                2000              1999
                                                                                ----              ----
Operating activities
 Net (loss) earnings ................................................         $(46,987)        $ 38,190
 Adjustment to reconcile net (loss) earnings to cash
 provided by operating activities:
     Depreciation and amortization ..................................           17,385           17,948
     Provision for impairment loss ..................................           54,349                -
     Provision for loss on notes and mortgages receivable ...........           12,100                -
     Gain on assets sold and held for sale ..........................          (10,342)               -
     Other ..........................................................            2,078            2,599
Net change in operating assets and liabilities ......................          (27,772)          (4,134)
                                                                               -------           ------

Net cash provided by operating activities ...........................              811           54,603

Cash flows from financing activities
Proceeds of acquisition lines of credit .............................           25,041           72,100
Payments of long-term borrowings ....................................         (121,447)          (1,226)
Receipts from Dividend Reinvestment Plan ............................              430            1,878
Dividends paid ......................................................          (22,253)         (49,017)
Proceeds from preferred stock offering ..............................          100,000                -
Costs of raising capital ............................................           (9,339)               -
Purchase of Company common stock ....................................                -           (8,740)
Deferred financing costs paid .......................................           (4,976)               -
Other ...............................................................                -              431
                                                                                ------            -----
Net cash (used in) provided by financing activities .................          (32,544)          15,426

Cash flow from investing activities
Acquisition of real estate (1) ......................................                -          (73,378)
Placement  of mortgage loans ........................................                -          (22,944)
Proceeds from sale of real estate investments - net .................           35,793            7,829
Fundings of other investments - net .................................           (5,507)          (9,846)
Collection of mortgage principal (1) ................................            1,632           26,616
                                                                                 -----           ------
Net cash provided by (used in) investing activities .................           31,918          (71,723)
                                                                                ------          -------

Increase (decrease) in cash and short-term investments ..............         $    185          $(1,694)
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

         The  revenues,   expenses,  assets  and  liabilities  included  in  the
Company's condensed consolidated financial statements which relate to such owned and operated assets are as follows:

                                   Unaudited
                                 (In Thousands)

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                                  -------------             -------------
                                 2000        1999           2000        1999
                                 ----        ----           ----        ----
Revenues (1)
Medicaid ....................  $ 29,176     $ 6,302       $ 75,535     $ 6,302
Medicare ....................     8,646       1,980         21,896       1,980
Private & Other .............     8,138       2,094         26,030       2,094
                                  -----       -----         ------       -----
  Total Revenues ............    45,960      10,376        123,461      10,376

Expenses (2)
Administration ..............    13,171       1,335         30,613       1,335
Property and Related ........     3,084         667          7,955         667
Patient Care Expenses .......    28,782       7,061         78,885       7,061
                                 ------       -----         ------       -----
  Total Expenses ............    45,037       9,063        117,453       9,063

Contribution Margin .........       923       1,313          6,008       1,313

Management Fees .............     2,337         463          6,235         463
Rent ........................     1,178           -          2,748           -
                                  -----       -----          -----        -----

EBITDA ......................  $ (2,592)    $   850       $ (2,975)    $   850
                                =======       =====       ========       =====


(1) Nursing home revenues from these owned and operated assets are recognized as services are provided.

(2) Includes $1.1 million for the three-month period ended September 30, 2000 which represents a correction of an estimate made in the first six months of 2000.

                                   Unaudited
                                 (In Thousands)


                                             September 30,    December 31,
                                                 2000              1999
                                                 ----              ----
                  ASSETS
Cash ..................................        $ 3,788            $ (14)
Accounts Receivable-Net ...............         26,674            9,588
Other Current Assets ..................         13,071               60
                                                ------               --
  Total Current Assets ................         43,533            9,634

Land and buildings ....................        131,687           69,090
Less Accumulated Depreciation .........        (16,528)            (815)
                                               -------             ----
Land and buildings - net ..............        115,159           68,275
                                               -------           ------

TOTAL ASSETS ..........................      $ 158,692         $ 77,909
                                             =========         ========

               LIABILITIES
Accounts Payable ......................        $ 9,383          $ 3,962
Other Current Liabilities .............          8,388            8,100
                                                 -----            -----
Total Current Liabilities .............         17,771           12,062
                                                ------           ------

TOTAL LIABILITIES .....................       $ 17,771         $ 12,062
                                              ========         ========


Notes and Mortgages Receivable

During the three-month period ended September 30, 2000 the Company recorded a charge of $12.1 million for a provision for loss on mortgages ($4.9 million) and notes receivable ($7.2 million). Income on notes and mortgages which are impaired will be recognized as cash is received.



Note D - Preferred Stock


Dividends

     During the nine-month periods ended September 30, 2000 and September 30, 1999, the Company paid dividends of $4.0 million and $3.2 million, respectively, on its 9.25% Series A Cumulative Preferred Stock and 8.625% Series B Cumulative Preferred Stock. Dividends on the preferred stock are payable quarterly.
Dividends on the new Series C Preferred Stock are also payable quarterly, beginning in the fourth quarter of 2000, however, effective as of November 15, 2000, Explorer Holdings, L.P., the holder of all of the outstanding shares of Series C Preferred Stock, agreed to defer until April 2, 2001, the accrued dividend of $4,666,667 payable on November 15, 2000 with respect to the Series C Preferred Stock. See Note K - Subsequent Events.

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

          Investment  Agreement:  The general terms of the Equity Investment are
          ----------------------
set forth in the Investment Agreement. In addition to setting forth the terms on which Explorer has acquired the initial $100.0 million of Series C Preferred, the Investment Agreement also contains provisions pursuant to which Explorer will make available, upon satisfaction of certain conditions, up to $50.0 million to be used to pay indebtedness maturing on or before February 1, 2001 (the "Liquidity Commitment"). Any amounts drawn under the Liquidity Commitment will be evidenced by the issuance of additional shares of Series C Preferred at a conversion price equal to the lower of $6.25 or the then fair market value of the Company's Common Stock.

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


Note K - Subsequent Events

     On October 17, 2000, the Board of Directors declared its regular quarterly dividends of $.578 per share, $.539 per share and $.25 per conversion share, respectively, to be paid on November 15, 2000 to Series A, Series B and Series C Cumulative Preferred shareholders of record on October 31, 2000. The Board of Directors also declared a common stock dividend of $.25 per share payable on November 15, 2000 to common shareholders of record on October 31, 2000. Effective as of November 15, 2000, Explorer Holdings agreed to defer until April 2, 2001, payment of the $4,666,667 dividend then due with respect to the October 31, 2000 dividend period for the Series C Preferred Stock. As part of the dividend deferral agreement, Explorer Holdings has also waived the provisions of the Articles Supplementary to provide that the deferral of such dividend will not prevent the Company from paying in full the regular quarterly dividend on the outstanding Series A and Series B Preferred Stock or the Common Stock for the dividend period ended October 31, 2000 or for subsequent dividend periods. In consideration of the deferral and waiver as discussed above, the Company will pay Explorer Holdings a waiver fee equal to 10% per annum on the amount of the accrued and unpaid dividend from November 15, 2000 until the date of payment of such dividend. On April 2, 2001, the Company will have the option to either pay the deferred dividend amount in cash or in additional shares of Series C Preferred Stock in accordance with the terms of the Articles Supplementary.

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



Results of Operations


         Revenues for the three-month and nine-month periods ending September 30, 2000 totaled $68.0 million and $195.7 million, an increase of $27.0 million and $93.6 million, respectively, over the periods ended September 30, 1999. The increase in 2000 revenue is due in large part to an increase of approximately $35.6 million and $113.1 million, respectively, from nursing home revenues for owned and operated assets as a result of foreclosures occurring subsequent to the third quarter of 1999, and $2.4 million in additional revenue from 1999 investments for the nine-month period and $0.4 million and $1.4 million for the three-month and nine-month periods, respectively, relating to contractual increases in rents and mortgage interest that became effective in 2000 as defined under the related agreements. These increases are offset by $2.4 million and $8.8 million from reductions in lease revenue and mortgage interest revenue due to foreclosure and bankruptcy, $3.0 million and $7.4 million from reduced investments caused by 1999 and 2000 asset sales and the prepayment of mortgages, and a $1.5 million and $4.5 million reduction in revenues relating to the anticipated resolution of restructuring certain of the Company's leases and mortgages. As of September 30, 2000, gross real estate investments, excluding owned and operated assets, of $787.5 million have an average annualized yield of approximately 11.0%. Other investment income includes losses of $1.9 million for the three-month and nine-month periods ended September 30, 2000 due to suspension of operations and closing of two facilities during the period.

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

     Nursing home expenses for owned and operated assets increased $39.0 million and $116.9 million for the three-month and nine-month periods ended September 30, 2000, respectively, as compared to the same periods in the prior year as a result of foreclosures occurring subsequent to the third quarter of 1999. These expenses include $1.1 million for the three-month period ended September 30, 2000 which represent a correction of an estimate made during the first six months of 2000.

         The Company recognized a net gain on disposition of assets during the nine-months ended September 30, 2000 of $10.3 million. The net gain was composed of a $10.9 million gain on sale of four facilities previously leased to Tenet Healthsystem Philadelphia, Inc., offset by a loss of $0.6 million on the sale of a 57 bed facility in Colorado.

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



Dividend Policy
---------------


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

     On October 17, 2000, the Board of Directors declared its regular quarterly dividends of $.578 per share and $.539 per share, respectively, to be paid on November 15, 2000 to Series A and Series B Cumulative Preferred shareholders of record on October 31, 2000 and declared a quarterly dividend of $.25 per conversion share on the series C preferred stock. The Board of Directors also declared a common stock dividend of $.25 per share payable on November 15, 2000 to common shareholders of record on October 31, 2000.

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

     Effective as of November 15, 2000, Explorer Holdings agreed to defer until April 2, 2001, payment of the $4,666,667 dividend then due with respect to the October 31, 2000 dividend period for the Series C Preferred Stock. As part of the dividend deferral agreement, Explorer Holdings has also waived the provisions of the Articles Supplementary to provide that the deferral of such dividend will not prevent the Company from paying in full the regular quarterly dividend on the outstanding Series A and Series B Preferred Stock or the Common Stock for the dividend period ended October 31, 2000 or for subsequent dividend periods. In consideration of the deferral and waiver as discussed above, the Company will pay Explorer Holdings a waiver fee equal to 10% per annum on the amount of the accrued and unpaid dividend from November 15, 2000 until the date of payment of such dividend. On April 2, 2001, the Company will have the option to either pay the deferred dividend amount in cash or in additional shares of Series C Preferred Stock in accordance with the terms of the Articles Supplementary.

 Credit Facilities
 -----------------


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

     The Company historically has replaced funds drawn on the revolving credit facilities through fixed-rate long-term borrowings, the placement of convertible debentures, or the issuance of additional shares of common and/or preferred stock. Industry turmoil and continuing adverse economic conditions affecting the long-term care industry have caused the terms on which the Company can obtain additional borrowings to become unfavorable. The Company may be required to dispose of properties at times when it may be unable to maximize its recovery on such investments, if needed to provide additional capital to repay indebtedness as it matures or to remain in compliance with its loan covenants. In recent periods, the Company's ability to execute its asset disposition strategy has been severely limited by conditions in the credit and capital markets and the long-term care industry. The Company may also draw upon Explorer's Liquidity Commitment to repay indebtedness maturing on or before February 2, 2001 as described in Note D - Preferred Stock.

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

PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.


     On July 17, 2000, the Company issued 1,000,000 shares of Series C Preferred of the Company to Explorer for $100 million pursuant to the Investment Agreement. The shares of Series C Preferred are governed by the Articles Supplementary for Series C Convertible Preferred Stock (the "Articles Supplementary") filed with the State Department of Assessments and Taxation of Maryland on July 14, 2000, and the shares of Series C Preferred are presently convertible into 16,000,000 shares of Common Stock of the Company. The stockholders of the Company approved the transaction on July 14, 2000. The shares of Series C Preferred were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the private placement exemption provided by Section 4(2) of the Securities Act. (See Note D - Preferred Stock-Equity Investment and Note K - Subsequent Events.)


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

    (d) Not applicable.

        Item 6.   Exhibits and Reports on Form 8-K


            (a)   Exhibits - The following Exhibits are filed herewith:

                  Exhibit    Description
                  -------    -----------


                  10.1 Amended and Restated Advisory Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group, L.L.C., dated October 4, 2000

                  10.2 Loan Agreement by and among Omega Healthcare Investors, Inc., Sterling Acquisition Corp. and Delta Investors I, LLC, The Provident Bank, Agent and Various Lenders Describe Herein, dated August 16, 2000

                  10.3 Settlement and Restructuring Agreement by and among Omega Healthcare Investors, Inc. and Sterling Acquisition Corp., and Advocat, Inc., Diversicare Leasing Corp., Sterling Health Care Management Inc., Diversicare Management Services Co. and Advocat Finance, Inc. dated October 1, 2000

                  10.4 Consolidated Amended and Restated Master Lease by and among Sterling Acquisition Corp. and Diversicare Leasing Corporation, effective
                             October 1, 2000 and dated November 8, 2000

                  10.5 Letter Agreement between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. regarding deferral of dividends and waiver of certain provisions of Articles Supplementary pertaining to Series C Preferred Stock

                  27         Financial Data Schedule


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

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant



        Date:  November 22, 2000              By: /s/ Thomas  W. Erickson
                                                  ------------------------
                                                 Thomas W. Erickson
                                                 Interim Chief Executive Officer


        Date:  November 22, 2000              By: /s/ Richard  M.FitzPatrick
                                              -------------------------------
                                                  Richard M. FitzPatrick
                                                  Acting Chief Financial Officer