Form 10-K
period 2000-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2001-04-02
CIK 888491

- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $44,811,746 based on the $2.30 closing price per share for such stock on the New York Stock Exchange on February 28, 2001.

              As of February 28, 2001 there were 19,987,552 shares
                          of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement, which will be filed with the Commission on or before April 30, 2001, is incorporated by reference in Part III of this Form 10-K.

- --------------------------------------------------------------------------------



                        OMEGA HEALTHCARE INVESTORS, INC.
                          2000 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART 1
                                                                                                        PAGE
Item 1.      Business of the Company ...................................................................  1
                Overview ...............................................................................  1
                Summary Financial Information ..........................................................  2
                Description of the Business ............................................................  2
                Executive Officers of the Company ......................................................  7
Item 2.      Properties ................................................................................  9
Item 3.      Legal Proceedings ......................................................................... 11
Item 4.      Submission of Matters to a Vote of Security Holders ....................................... 11


                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder Matters ................. 11
Item 6.      Selected Financial Data ................................................................... 12
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ..... 13
                Overview ............................................................................... 13
                Results of Operations .................................................................. 14
                Recent Developments .................................................................... 17
                Liquidity and Capital Resources ........................................................ 17
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ................................ 18
Item 8.      Financial Statements and Supplementary Data ............................................... 19
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...... 19


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant ........................................ 19
Item 11.     Executive Compensation .................................................................... 19
Item 12.     Security Ownership of Certain Beneficial Owners and Management ............................ 19
Item 13.     Certain Relationships and Related Transactions ............................................ 19


                                     PART IV

Item 14.      Exhibits, Financial Statements, Financial Statement Schedules
                 and Reports on Form 8-K ............................................................... 20

PART I

Item 1 -- Business of the Company

Overview

    Omega Healthcare Investors, Inc. (the "Company") was incorporated in the state of Maryland on March 31, 1992. It is a self-administered real estate investment trust ("REIT") investing in income-producing healthcare facilities, principally long-term care facilities located in the United States. The Company provides lease or mortgage financing to qualified operators of skilled nursing facilities and, to a lesser extent, assisted living and acute care facilities. Financing for investments has been historically provided by borrowings under the Company's revolving lines of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, or a combination of these methods. The Company also finances acquisitions through the exchange of properties or the issuance of shares of its capital stock when such transactions otherwise satisfy the Company's investment criteria.

    In November 1997, the Company formed Omega Worldwide, Inc. ("Worldwide"), a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. On April 2, 1998, the Company contributed substantially all of its assets in Principal Healthcare Finance Limited, ("Principal") an Isle of Jersey (United Kingdom) company, to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. Of the 8,500,000 shares of Worldwide common stock received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the shareholders of the Company, and 2,300,000 shares were sold by the Company on April 3, 1998. As of December 31, 2000, the carrying value of the Company's investment in Worldwide is $5,435,000, represented by 1,163,000 shares of common stock and 260,000 shares of preferred stock. The Company also holds a $1,615,000 investment in Principal represented by 990,000 ordinary shares of Principal and a $1,266,000 investment in the Principal Healthcare Finance Trust, an Australian Unit Trust. ("Trust") (See
Note 11 to the Company's Consolidated Financial Statements Related Party Transactions).

    On July 17, 2000, the Company received gross proceeds of $100 million from the issuance of one million shares of Series C Convertible Preferred Stock ("Series C") at $100 per share to Explorer Holdings, L.P. Proceeds were used to pay maturing debt. The Series C shares are initially convertible into 16 million shares of common stock, par value $.10 per share, of the Company (the "Common Stock"). Dividends on the Series C are cumulative from the date of original issue and are payable quarterly commencing on November 15, 2000. Holders of Series C are entitled to receive dividends at the greater of 10% per annum of the liquidation preference and the amount per share paid by Omega on its Common Stock based on the number of shares of Common Stock into which the shares of Series C are then convertible. (See Note 10 to the Company's Consolidated Financial Statements - Shareholders' Equity and Stock Options).

    During 1998, the Company initiated a plan to dispose of certain properties judged to have limited long-term potential and re-deploy the proceeds. The Company recorded a provision for impairment of $6.8 million in 1998 to adjust the carrying value of those assets judged to be impaired to their fair value, less cost of disposal. During the fourth quarter of 1999, management initiated a plan for additional asset sales to be completed in 2000 and recorded a provision for impairment of $19.5 million. During 2000, the Company recorded an additional provision for impairment of $14.4 million related to assets held for sale. (See
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations).

    As a consequence of the financial difficulties encountered by a number of the Company's operators, the Company has recovered various long-term care assets pledged as collateral for the operators' obligations either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. Under normal circumstances, the Company would classify such assets as "assets held for sale" and seek to re-lease or otherwise dispose of such assets as promptly as practicable. However, a number of companies are actively marketing portfolios of similar assets and, in light of the current conditions in the long-term care industry generally, it has become more difficult both to sell such properties and for potential buyers to obtain financing to acquire such properties. As a result, during 2000, $24.3 million of assets previously classified as held for sale were reclassified to "owned and operated assets" as the timing and strategy for sale or, alternatively, re-leasing, were revised in light of prevailing market conditions.

    As of December 31, 2000, the Company's portfolio of domestic investments consisted of 264 healthcare facilities, located in 29 states and operated by 27 third-party operators. The Company's gross investments in these facilities totaled $919 million at December 31, 2000. This portfolio is made up of 130 long-term healthcare facilities and 2 rehabilitation hospitals owned and leased to third parties, fixed rate, participating and convertible participating mortgages on 63 long-term healthcare facilities and 69 long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for the Company's own account, including 12 facilities subject to third-party leasehold interests. The Company also holds miscellaneous investments and closed healthcare facilities held for sale of approximately $57.2 million at December 31, 2000, including $22.4 million related to two non-healthcare facilities leased by the United States Postal Service, Worldwide, Principal and Trust of $8.3 million and $15.6 million of notes receivable.

Summary Financial Information

         The following tables summarize the Company's Net Revenues and Real Estate Assets by asset category for December 31, 2000, 1999 and 1998, setting forth the effect of the results of operations of property recovered due to foreclosure and settlements with troubled operators that are held for sale or operated on an interim basis for the Company's own account until such time as the properties are sold or re-leased. Historical information for 1999 and 1998 is reclassified, for comparative purposes, to the presentation for 2000. (See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 2 Properties, Note 3 - Mortgage Notes Receivable and Note 18
- - Segment Information to the Company's Consolidated Financial Statements).

                         Net Revenues by Asset Category
                                 (In Thousands)



                                                         Years Ended December 31,
                                                         ------------------------
                                                      2000         1999          1998
                                                      ----         ----          ----
Core Assets:
   Lease Rental Income ............................ $67,308      $76,389      $72,072
   Mortgage Interest Income .......................  24,126       36,369       30,399
                                                     ------       ------       ------
       Total Core Asset Revenues ..................  91,434      112,758      102,471

Owned and Operated Assets Net Revenue (Loss) ......  (3,416)       1,050            -
Other Asset Revenue ...............................   6,594        6,814        5,971
Miscellaneous Income ..............................   2,206        2,334          872
                                                      -----        -----          ---
       Total Net Revenue .......................... $96,818     $122,956     $109,314
                                                    =======     ========     ========

                      Real Estate Assets by Asset Category
                                 (In Thousands)

                                                          As of December 31,
                                                          ------------------
                                                    2000        1999        1998
                                                    ----        ----        ----
Core Assets:
  Leased Assets .................................. $579,941    $686,105     $643,378
  Mortgaged Assets ...............................  206,710     213,617      340,455
                                                    -------     -------      -------
     Total Core Assets ...........................  786,651     899,722      983,833

Owned and Operated and Held for Sale Assets ......  134,614      97,216       35,289
Other Assets .....................................   53,242      75,460       41,753
                                                     ------      ------       ------
    Total Real Estate Assets ..................... $974,507  $1,072,398   $1,060,875
                                                   ========  ==========   ==========

Description of the Business

    The Company maintains a diversified portfolio of long-term healthcare facilities or mortgages on healthcare facilities located in the United States. In making investments, the Company generally seeks and intends to focus on established, creditworthy, middle-market healthcare operators that meet the Company's standards for quality and experience of management. The Company seeks to diversify its investments in terms of geographic locations, operators and facility types.

    In evaluating potential investments,  the Company considers such factors as:
(i) the quality and experience of management and the credit worthiness of the operator of the facility; (ii) the facility's historical, current and forecasted cash flow and its adequacy to meet operational needs, capital expenditures and lease or debt service obligations, providing a competitive return on investment to the Company; (iii) the construction quality, condition and design of the facility; (iv) the geographic area and type of facility; (v) the tax, growth, regulatory and reimbursement environment of the community in which the facility is located; (vi) the occupancy and demand for similar healthcare facilities in the same or nearby communities; and (vii) the payor mix of private, Medicare and Medicaid patients.

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

    The Company prefers to invest in equity ownership of properties. Due to regulatory, tax or other considerations, the Company sometimes pursues alternative investment structures, including convertible participating and participating mortgages, that achieve returns comparable to equity investments. The following summarizes the four primary investment structures currently used by the Company. Average annualized yields reflect existing contractual arrangements and an estimate of restructured arrangements for one of the Company's troubled operators. However, in view of the ongoing financial challenges in the long-term care industry, no assurance can be given that the operators of the Company's facilities will meet their payment obligations in full or when due. Certain operators have recently indicated to the Company that they intend to delay or reduce the payment of their contractual obligations to the Company, and therefore the annualized yields as of January 1, 2001 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Company's Consolidated Financial Statements - Subsequent Events).

     Purchase/Leaseback. The Company's owned properties are generally leased under provisions of leases for terms ranging from 8 to 17 years, plus renewal options. The leases originated by the Company generally provide for minimum annual rentals which are subject to annual formula increases (i.e., based upon such factors as increases in the Consumer Price Index ("CPI") or increases in the revenues of the underlying properties), with certain fixed minimum and maximum levels. Generally, the operator holds an option to repurchase at set dates at prices based on specified formulas. The average annualized yield from leases was 11.19% at January 1, 2001.

     Convertible Participating Mortgage. Convertible Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. Convertible Participating Mortgages afford the Company an option to convert its mortgage into direct ownership of the property, generally at a point six to nine years from inception; they are then subject to a leaseback to the operator for the balance of the original agreed term and for the original agreed participations in revenues or CPI adjustments. This allows the Company to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out the Company's option at prices based on specified formulas. The average annualized yield on these mortgages was approximately 12.99% at January 1, 2001.

     Participating Mortgage. Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. The average annualized yield on these investments was approximately 13.26% at January 1, 2001.

     Fixed-Rate Mortgage. These Mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was 11.20% at January 1, 2001.

   The following table identifies the years of expiration of the payment obligations to the Company under existing contractual obligations as of January 1, 2001, or in the case of one of the Company's troubled operators, under an estimated restructured arrangement. This information is provided solely to indicate the scheduled expiration of payment obligations to the Company, and is not a forecast of expected revenues. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Company's Consolidated Financial Statements - Subsequent Events).

                                  Mortgage
                       Rent       Interest      Total         %
                       ----       --------      -----         -
                                    (In thousands)
    2001 .......... $      -     $  1,746     $  1,746       1.92 %
    2002 ..........      215           15          230       0.25
    2003 ..........    1,128        4,049        5,177       5.69
    2004 ..........    1,263          572        1,835       2.02
    2005 ..........      805          588        1,393       1.53
    Thereafter ....   61,476       19,117       80,593      88.59
                      ------       ------       ------      -----
                    $ 64,887     $ 26,087     $ 90,974     100.00 %
                    ========     ========     ========     ======

    The table set forth in Item 2 -- Properties, herein, contains information regarding the Company's real estate properties, their geographic locations, and the types of investment structures as of December 31, 2000.

Borrowing Policies. The Company may incur additional indebtedness and anticipates it will generally maintain a long-term debt-to-total capitalization (total capitalization is total shareholders equity plus long-term debt) ratio in the range of 40% to 50%. The Company intends to review periodically its policy with respect to its debt-to-total capitalization ratio and to modify such policy as its management deems prudent in light of prevailing market conditions. The Company's strategy generally has been to match the maturity of its indebtedness with the maturity of its investment assets, and to employ long-term, fixed-rate debt to the extent practicable in view of market conditions in existence from time to time.

    The Company may use proceeds of any additional indebtedness to provide permanent financing for investments in additional healthcare facilities. The Company may obtain either secured or unsecured indebtedness, and may obtain indebtedness which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. Where debt financing is present on terms deemed favorable, the Company generally may invest in properties subject to existing loans, secured by mortgages, deeds of trust or similar liens on properties.

    The Company has two secured revolving lines of credit (the "credit facilities") which permit borrowings of up to $175 million and $75 million, respectively. These credit facilities provide working capital for the Company and temporary funds for new investments in healthcare facilities. The Company's strategy has been to periodically replace funds drawn on the credit facilities through long-term, fixed-rate borrowings, the issuance of equity-linked borrowings, or the issuance of additional shares of capital stock.

    The Company also has $50 million of available funds through July 1, 2001 pursuant to an Investment Agreement with Explorer Holdings, L.P. ("Explorer") which can be used, upon satisfaction of certain conditions, to fund growth. Following the drawing in full or expiration of this commitment, Explorer will have the option to provide up to an additional $50 million to fund growth for an additional twelve-month period. (See Note 10 - Shareholders' Equity and Stock Options).

    Industry turmoil and continuing adverse economic  conditions have caused the
terms  on  which  the  Company  can  obtain  additional   borrowings  to  become
unfavorable. If the Company is in need of capital to repay indebtedness as it matures, the Company may be required to liquidate investments in properties at times which may not permit realization of the maximum recovery on such investments. This also could result in adverse tax consequences to the Company. The Company may also be required to pursue dilutive equity issuances. See Item 7
- -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

Government Healthcare Regulation, Reimbursements and Industry Concentration Risks. The healthcare industry is highly regulated by federal, state and local law, and is directly affected by state and local licensure, fines and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The Balanced Budget Act of 1997 (the "Budget Act") enacted a number of anti-fraud and abuse provisions and contains civil monetary penalties for an operator's violation of the anti-kickback laws. The Budget Act also imposes an affirmative duty on operators to ensure they do not employ or contract with persons excluded from the Medicare or other governmental programs.

It also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for operators convicted of a prior healthcare offense.

    Governmental investigations and enforcement of healthcare laws have increased dramatically and are expected to continue to increase. The increase in governmental investigations, the Budget Act, future healthcare legislation or other changes in administration or interpretation of governmental healthcare programs may have a material adverse effect on the liquidity, financial condition or results of operations of the Company's operators, which could also have a material adverse effect on their ability to make rent and interest payments to the Company.

    Based on information provided by the operators of the Company's facilities, the following table sets forth the approximate payor mix for the most recently reported twelve-month period:

         Medicaid .................. 55.3 %
         Medicare .................. 22.5
         Private ................... 12.7
         Other .....................  9.5
                                    -----
           Total ...................100.0 %
                                    =====

    General liability and professional liability costs in the long-term care industry have significantly increased over the past several years, with increases in the number and average size of claims. Excluding Florida, where recent experience is materially inconsistent with most other states, the number of claims in the long-term industry has been increasing annually at a rate of approximately 8%, while the size of such claims has increased 14%. In Florida, the number of claims has been increasing annually at a rate of approximately 23%, while the size of such claims has increased 18%.1 The increased magnitude and unpredictability of losses has led a number of insurance companies to exit from the long-term care industry, resulting in dramatically increased premiums and increased difficulties in obtaining coverage.

    Nearly all of the Company's properties are used as healthcare facilities, therefore, the Company is directly affected by the risk associated with the healthcare industry. The Company's lessees and mortgagors, as well as the facilities owned and operated for the Company's account, derive a substantial portion of their net operating revenues from third-party payers, including the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. Due to the implementation of the terms of the Budget Act, effective January 1, 1999, the majority of skilled nursing facilities shifted from payments based on reimbursable cost to a prospective payment system ("PPS") for services provided to Medicare beneficiaries. Implementation of PPS has affected each long-term care facility to a different degree depending upon the amount of revenue it derives from Medicare patients. Long-term care facilities have had to attempt to restructure their operations to operate profitably under the new Medicare PPS reimbursement policies.

     In addition, private payors, including managed care payers, are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Efforts to impose greater discounts and more stringent cost controls are expected to continue. Any changes in reimbursement policies which reduce reimbursement levels could adversely affect revenues of the Company's lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their monthly lease or debt payments to the Company.

    The possibility that the healthcare facilities will not generate income sufficient to meet operating expenses or will yield returns lower than those available through investments in comparable real estate or other investments are additional risks of investing in healthcare-related real estate. Income from properties and yields from investments in such properties may be affected by many factors, including changes in governmental regulation (such as zoning laws), general or local economic conditions (such as fluctuations in interest rates and employment conditions), the available local supply and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as earthquakes and floods) or similar factors.

- -------------------------------
1 Data taken from AON Florida Long Term Care General Liability and Professional
  Liability Actuarial Analysis, February 12, 2001.

    Real estate investments are relatively illiquid and, therefore, tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. The Company's properties are "special purpose" properties that could not be readily converted to general residential, retail or office use. Healthcare facilities that participate in Medicare and/or Medicaid programs must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, thereby limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance and may be excluded from the programs -- in some cases without a prior hearing -- for failure to meet program requirements. Transfers of nursing homes and other healthcare-related facilities between operators are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of the Company's properties becomes unprofitable due to competition, age of improvements or other factors such that the lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses.

    Other changes in the healthcare industry include continuing trends toward shorter lengths of stay, increased use of outpatient services, increased federal, state and third-party regulation and oversight of healthcare company operations and business practices and increased demand for capitated healthcare services (delivery of services at a fixed price per capita basis to a defined group of covered parties). The entrance of insurance companies into managed care programs is also accelerating the introduction of managed care in new localities, and states and insurance companies continue to negotiate actively the amounts they will pay for services. Moreover, the percentage of healthcare services that are reimbursed under Medicare and Medicaid programs continues to increase as the population ages and as states expand their Medicaid programs. Continued eligibility to participate in these programs is crucial to a provider's financial strength. Finally, healthcare regulation through Certificates of Need ("CON") has tended to limit construction of new long-term care facilities in many states. Several states in which the Company has investments have repealed CON legislation, including California and Texas, opening up opportunities for additional competition for the Company's facilities. As a result of the foregoing, the revenues and margins of the operators of the Company's facilities may decrease, resulting in a reduction of the Company's rent/interest coverage from investments.

Potential Risks from Bankruptcies. Generally, the Company's lease arrangements with a single operator who operates more than one of the Company's facilities is designed pursuant to a single master lease (a "Master Lease" or collectively, the "Master Leases"). Although each lease or Master Lease provides that the Company may terminate the Master Lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978 ("Bankruptcy Code") provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Code (or debtor-in-possession in a reorganization under the Bankruptcy Code) has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations thereunder generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee in a reorganization were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible at this time to determine whether or not a court would hold that any lease or Master Lease contains any such provisions. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed the rent obligation for three years.

    Generally, with respect to the Company's mortgage loans, the imposition of an automatic stay under the Bankruptcy Code precludes the Company from exercising foreclosure or other remedies against the debtor. A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption or rejection because it is not an executory contract or a lease. Second, the mortgagee's loan may be divided into (1) a secured loan for the portion of the mortgage debt that does not exceed the value of the property and (2) a general unsecured loan for the portion of the mortgage debt that exceeds the value of the property. A secured creditor such as the Company is entitled to the recovery of interest and costs only if and to the extent that the value of the collateral exceeds the amount owed. If the value of the collateral is less than the debt, a lender such as the Company would not receive or be entitled to any interest for the time period between the filing of the case and confirmation. If the value of the collateral does exceed the debt, interest and allowed costs may not be paid during the bankruptcy proceeding but accrue until confirmation of a plan or reorganization or some other time as the court orders. Finally, while a lease generally would either be rejected or assumed with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and timing of principal payments, may be modified if the debtor is able to effect a "cramdown" under the Bankruptcy Code.

    The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment (such as real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. In order to protect its investments, the Company may take possession of a property or even become licensed as an operator, which might expose the Company to successorship liability to government programs or require the Company to indemnify subsequent operators to whom it might transfer the operating rights and licenses. Third party payors may also suspend payments to the Company following foreclosure until the Company receives the required licenses to operate the facilities. Should such events occur, the Company's income and cash flows from operations would be adversely affected. See Note 3 - Mortgage Notes Receivable and Note 5 - Concentration of Risk, to the Company's Consolidated Financial Statements.

Risks Related to Owned and Operated Assets. As a consequence of the financial difficulties encountered by a number of the Company's operators, the Company has recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. Under normal circumstances, the Company would classify such assets as "assets held for sale" and seek to re-lease or otherwise dispose of such assets as promptly as practicable. However, a number of companies are actively marketing portfolios of similar assets and, in light of the current conditions in the long-term care industry generally, it has become more difficult both to sell such properties and for potential buyers to obtain financing to acquire such properties. During 2000, $24.3 million of assets previously classified as held for sale were reclassified to "owned and operated assets" as the timing and strategy for sale or, alternatively, re-leasing, were revised in light of prevailing market conditions.

    The Company is typically required to hold applicable leases and is responsible for the regulatory compliance at its owned and operated facilities. The Company's management contracts with third-party operators for such properties provide that the third-party operator is responsible for regulatory compliance, but the Company could be sanctioned for violation of regulatory requirements. In addition, the risk of third-party claims such as patient care and personal injury claims may be higher with respect to Company owned and operated properties as compared to the Company's leased and mortgaged assets.

Competition. The Company competes for additional healthcare facility investments with other healthcare investors, including other real estate investment trusts. The operators of the facilities compete with other regional or local nursing care facilities for the support of the medical community, including physicians and acute care hospitals, as well as the general public. Some significant competitive factors for the placing of patients in skilled and intermediate care nursing facilities include quality of care, reputation, physical appearance of the facilities, services offered, family preferences, physician services and price.

Federal Income Tax Considerations. At all times, the Company intends to make and manage its investments (including the sale or disposition of property or other investments) and to operate in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") (or regulations thereunder) to qualify as a REIT, unless, because of changes in circumstances or changes in the Code (or regulations thereunder), the Board of Directors determines that it is no longer in the best interest of the Company to qualify as a REIT. As a REIT, the Company generally will not pay federal income taxes on the portion of its income which is distributed to shareholders, although income earned from foreclosure property (the owned and operated assets), after deducting depreciation expense, is subject to corporate level taxation.

Executive Officers of the Company. At the date of this report, the executive officers of the Company are:

     Thomas W. Erickson (50) has served as the Company's Interim President and Chief Executive Officer since October 2000. Mr. Erickson is also President and Chief Executive Officer of CareSelect Group, Inc. and ECG Ventures, Inc., an operator of physician clinics and a healthcare venture capital firm, respectively. Mr. Erickson has been a director of the Company since July 2000.

    Richard M. FitzPatrick (47) joined the Company as Acting Chief Financial Officer in July 2000. Mr. FitzPatrick has been the Chief Financial Officer for The Hampstead Group since 1989 and has served as Acting Chief Financial Officer for a number of Hampstead's affiliated investments, including, in 1992, The Forum Group, Inc. (a senior housing owner/operator), and in 1995, Bristol Hotels and Resorts. Mr. FitzPatrick holds a BS in Accounting as well as an MBA from DePaul University.

    F. Scott Kellman (44) joined the Company as Senior Vice President-Acquisitions in August 1993 and was appointed Executive Vice President in August 1994 and Chief Operating Officer in March 1998. Mr. Kellman holds a bachelor's degree and a J.D. from the University of Michigan.

    Susan A. Kovach (41) joined the Company in December 1997 as Vice President, General Counsel and Secretary. Before she joined the Company, she was a lawyer with Dykema Gossett PLLC in Detroit, Michigan for 12 years, the last three years as a senior member of the firm.

    Laurence D. Rich (41) joined the Company in January 1998 after five years as a lawyer with the firms of Dykema Gossett PLLC and Pepper, Hamilton & Scheetz. He was appointed Vice President of Acquisitions in January 1999. Mr. Rich earned a B.A. at the University of Michigan, an MBA from Emory University and J.D., magna cum laude, from the University of Detroit College of Law.

    At January 31, 2001, the Company employed 27 full-time employees. The executive offices of the Company are located at 900 Victors Way, Suite 350, Ann Arbor, Michigan, 48108. Its telephone number is (734) 887-0200.

Item 2 - Properties

    At December 31, 2000, the Company's real estate investments include long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities which are leased to operators, mortgages on facilities which are operated by the mortgagors or their affiliates and facilities owned and operated for the Company's account, including facilities subject to leasehold interests. The facilities are located in 29 states and are operated by 27 unaffiliated operators. Basic information regarding investments as of December 31, 2000 is as follows:

                                                                                                               Gross
                                                             No. Of         No. Of       Occupancy            Investment
             Investment Structure/Operator                 Beds/Units     Facilities   Percentage (1)       (In Thousands)
             -----------------------------                 ----------     ----------   --------------       --------------
Purchase/Leaseback
Sun Healthcare Group, Inc. ..................................  5,408           50           88                 $218,985
Integrated Health Services, Inc. ............................  1,573           11           82                  105,400
Advocat, Inc. ...............................................  2,976           28           77                   89,604
Alterra Healthcare Corporation. .............................    361  *        10           92                   34,085
Alden Management Services, Inc. .............................    868            4           72                   31,306
TLC Healthcare, Inc. ........................................    974            7           76                   23,140
USA Healthcare, Inc. ........................................    668            8           76                   17,213
Washington N&R, LLC. ........................................    286            2           87                   12,152
Peak Medical of Idaho, Inc. .................................    224            2           72                   10,500
HQM of Floyd County, Inc. ...................................    283            3           97                   10,250
Safe Harbor Florida Healthcare Properties, Inc. .............    300            1           86                    8,151
Liberty Assisted Living Centers, LP. ........................    120            1           73                    5,995
Meadowbrook Healthcare of N.C. ..............................    192            2           75                    5,560
Eldorado Care Center, Inc. & Magnolia Manor, Inc. ...........    167            2           66                    5,100
Kansas & Missouri, Inc. .....................................    120            1           75                    2,500
                                                              ------          ---           --                    -----
                                                              14,520          132           82                  579,941
Owned and Operated Assets - Fee
Vencor Operating, Inc. ......................................  1,556           15           79                   51,360
Genesis Health Ventures, Inc. ...............................  1,160           11           89                   48,356
Atrium Living Centers, Inc. .................................  1,210           28           69                   16,604
Pinon Management, Inc. ......................................    181            3           84                   14,281
                                                               -----           --           --                   ------
                                                               4,107           57           79                  130,601
Owned and Operated Assets - Leasehold Interest
Vencor Operating, Inc. ......................................    886           10           71                    1,462
Pinon Management, Inc. ......................................    150            2           84                      309
                                                               -----           --           --                     ----
                                                               1,036           12           73                    1,771
Convertible Participating Mortgages
Colony of North Carolina/Sun Healthcare Group, Inc. .........    546            4           92                   21,545
Senior Care Properties, Inc. ................................    150            2           65                    5,882
Integrated Health Services, Inc. ............................    180            1           78                    4,906
                                                                 ---            -           --                    -----
                                                                 876            7           85                   32,333
Participating Mortgages
Mariner Post-Acute Network ..................................  2,310           16           82                   58,800
Integrated Health Services, Inc. ............................  1,144            9           90                   49,500
TLC Healthcare, Inc. ........................................     75            1           96                    4,361
Advocat, Inc. ...............................................    317            3           64                    2,160
                                                                ----           --           --                    -----
                                                               3,846           29           83                  114,821
Fixed Rate Mortgages
Essex Healthcare Corporation ................................    633            6           73                   16,199
Advocat, Inc. ...............................................    423            4           74                   14,805
Emerald Healthcare, Inc. ....................................    300            2           88                   11,025
Texas Health Enterprises/HEA Mgmt. Group, Inc. ..............    705            5           61                    5,952
Tiffany Care Centers, Inc. ..................................    319            5           79                    4,998
Covenant Care, Inc. .........................................    150            1           50                    1,949
Rocky Mountain Health Care ..................................    100            1           57                    1,873
TLC Healthcare, Inc. ........................................     80            1           93                    1,557
Integrated Health Services, Inc. ............................    164            2           84                    1,198
                                                                ----           --           --                    -----
                                                               2,874           27           72                   59,556
                                                               -----           --           --                   ------
         Total .............................................. 27,259          264           81                 $919,023
                                                              ======          ===           ==                 ========

(1) Generally  represents data for the twelve-month  period ending September 30, 2000.
*Represents Assisted Living Units.  Occupancy percentage for these facilities excludes 216 units that are in fill-up.

    The following table presents the concentration of the Company's facilities by state as of December 31, 2000:

                                                                  Total            % of
                               Number of          Total         Investment        Total
Investment by State           Facilities       Beds/Units (1)  (In Thousands)    Investment
- -------------------           ----------      --------------   --------------    ----------
Florida ........................   26            3,439          $142,288          15.5 %
California .....................   19            1,545            66,943           7.3
Illinois .......................   12            1,732            66,342           7.2
Texas ..........................   21            2,819            65,167           7.1
Ohio ...........................   13            1,282            56,263           6.1
Michigan .......................   13            1,863            46,240           5.0
Tennessee ......................   10            1,182            43,099           4.7
Indiana ........................   40            2,105            43,020           4.7
North Carolina .................   10            1,346            40,830           4.4
Arkansas .......................   12            1,281            39,361           4.3
Alabama ........................   12            1,421            36,276           4.0
Massachusetts ..................    7              762            32,774           3.6
West Virginia ..................    7              734            30,579           3.3
Kentucky .......................    9              757            26,963           2.9
Connecticut ....................    5              533            23,882           2.6
Washington .....................    3              354            21,574           2.4
Iowa ...........................   10              898            20,718           2.3
Pennsylvania ...................    2              413            19,900           2.2
Arizona ........................    8              694            17,839           1.9
Colorado .......................    6              368            17,174           1.9
Missouri .......................    7              605            17,150           1.9
Georgia ........................    2              304            12,000           1.3
Idaho ..........................    3              264            11,100           1.2
Kansas .........................    2              154             5,918           0.6
New Hampshire ..................    1               68             5,800           0.6
Louisiana ......................    1              131             4,603           0.5
Oklahoma .......................    1               32             3,178           0.3
Utah ...........................    1              100             1,874           0.2
Nevada .........................    1               73               168             -
                                  ---           ------           -------           ---
     Total .....................  264           27,259          $919,023           100 %
                                  ===           ======          ========           ===

(1) Beds include a total of 361 assisted living units.

Item 3 - Legal Proceedings

    On June 20, 2000, the Company and its chief executive officer, chief financial officer and chief operating officer were named as defendants in certain litigation brought by Ronald M. Dickerman, in his individual capacity, in the United States District Court for the Southern District of New York. In the complaint, Mr. Dickerman contends that the Company and the named executive officers violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mr. Dickerman subsequently amended the complaint to assert his claims on behalf of an unnamed class of plaintiffs. On July 28, 2000, Benjamin LeBorys commenced a class action lawsuit making similar allegations against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. The cases have been consolidated, and Mr. LeBorys has been named lead plaintiff. The plaintiffs seek unspecified damages. The Company has reported the litigation to its directors and officers liability insurer. The Company believes that the litigation is without merit and is defending vigorously. The Company's Motion to Dismiss was filed with the Court on February 16, 2001.

    On June 21, 2000, the Company was named as a defendant in certain litigation brought against it by Madison/OHI Liquidity Investors, LLC ("Madison"), a customer that claims that the Company has breached and/or anticipatorily breached a commercial contract. Mr. Dickerman is a partner of Madison and is a guarantor of Madison's obligations to the Company. Madison claims damages as a result of the alleged breach of approximately $700,000. Madison seeks damages as a result of the claimed anticipatory breach in the amount of $15 million or, in the alternative, Madison seeks specific performance of the contract as modified by a course of conduct that Madison alleges developed between Madison and the Company. The Company contends that Madison is in default under the contract in question. The Company believes that the litigation is meritless. The Company is defending vigorously and on December 5, 2000, filed counterclaims against Madison and the guarantors, including Mr. Dickerman, seeking repayment of approximately $8.5 million that Madison owes the Company.

    Karrington Health, Inc. brought suit against the Company alleging that the Company repudiated and ultimately breached a financing contract to provide $95,000,000 of financing for the development of 13 assisted living facilities. Karrington seeks recovery of approximately $20,000,000 in damages it alleges to have incurred as a result of the breach. The Company denies that it entered into a valid and binding contract with Karrington and is vigorously defending the litigation.

Item 4 -- Submission of Matters to a Vote of Security Holders

    No matters were submitted to shareholders during the fourth quarter of the year covered by this report.

                                     PART II
Item 5 -- Market for Registrants' Common Equity and Related Shareholder Matters

    The Company's shares of Common Stock are traded on the New York Stock Exchange under the symbol OHI. The following table sets forth, for the periods shown, the high and low closing prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

                   2000                                                   1999
 --------------------------------------------           -------------------------------------------
                                     Dividends                                             Dividends
Quarter      High          Low       Per Share           Quarter     High        Low       Per Share
- -------      ----          ---       ---------           -------     ----        ---       ---------
First       $12.8125   $  5.8125      $ 0.50             First    $ 30.5000  $ 21.1875    $  0.70
Second        7.0625      4.5156        0.00             Second     28.6875    21.3750       0.70
Third         6.6875      4.5625        0.25             Third      25.8125    19.8125       0.70
Fourth        6.2500      3.3750        0.25             Fourth     21.0000    12.5625       0.70
                                        ----                                                 ----
                                      $ 1.00                                              $  2.80
                                      ======                                              =======

    The closing price on December 29, 2000 was $3.75 per share. As of December 31, 2000, there were 20,037,995 shares of common stock outstanding with approximately 2,300 registered holders and approximately 17,700 beneficial owners.

    On February 1, 2001, the Company announced the suspension of common and preferred dividends, to preserve cash to strengthen the Company's balance sheet in order to facilitate the Company's ability to obtain financing to fund debt maturing in 2002.

    The Company anticipates that it will reinstate dividends on the common and preferred stock when the Company determines that it has sufficient resources or satisfactory plans to meet its 2002 debt maturities. The Company can give no assurance as to when the dividends will be reinstated or the amount of the dividends, if and when such payments are recommenced. All accrued and unpaid dividends on the Company's outstanding shares of Series A, B and C preferred stock must be paid in full before dividends on the Common Stock can be resumed. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.)


Item 6 -- Selected Financial Data

    The following selected financial data with respect to the Company should be read in conjunction with the Company's Consolidated Financial Statements which are listed herein under Item 14 and are included on pages F-1 through F-26.

                                                                              Year ended December 31,
                                                                              -----------------------
                                                               2000        1999       1998       1997        1996
                                                               ----        ----       ----       ----        ----
                                                                    (In thousands, except per share amounts)
               Operating Data
               Revenues (1) ................................. $275,793   $148,129    $109,314   $ 90,820   $ 73,127

               Net Earnings (Loss) Available to Common
               (before gain/loss on assets sold and
               provision for impairment in 2000, 1999 and
               1998) ........................................  (14,784)    40,047      41,777     41,305     34,590
               Net Earnings (Loss) Available to Common ......  (66,485)    10,040      68,015     41,305     34,590
               Per Share Amounts:
               Net Earnings  (Loss) (before gain/loss on
               assets sold in and provision for impairment
               in 2000, 1999 and 1998):
                    Basic ................................... $  (0.74)  $   2.01   $    2.09  $    2.16  $    2.01
                    Diluted .................................    (0.74)      2.01        2.08       2.16       2.01
               Net Earnings (Loss) Available to Common:
                   Basic ....................................    (3.32)      0.51        3.39       2.16       2.01
                   Diluted ..................................    (3.32)      0.51        3.39       2.16       2.01
               Dividends, Common Stock (2) ..................     1.00       2.80        2.68       2.58       2.48
               Dividends, Series A Preferred (2) ............     2.31       2.31        2.31       1.16
               Dividends, Series B Preferred (2) ............     2.16       2.16        1.08
               Dividends, Series C Preferred (3) ............     0.25
               Weighted Average Common Shares Outstanding,
               Basic ........................................   20,052     19,877      20,034     19,085     17,196
               Weighted Average Common Shares Outstanding,
               Diluted ......................................   20,052     19,877      20,041     19,137     17,240


                                                                                December 31,
                                                                                ------------
                                                               2000         1999         1998       1997        1996
                                                               ----         ----         ----       ----        ----
               Balance Sheet Data
               Gross Investments .....................    $   974,507   $ 1,072,398  $1,069,646   $839,927   $643,261
               Total Assets ..........................        948,451     1,038,731   1,037,207    816,108    634,836
               Revolving Lines of Credit .............        185,641       166,600     123,000     58,300      6,000
               Other Long-Term Borrowings ............        249,161       339,764     342,124    208,966    135,659
               Subordinated Convertible Debentures ...         16,590        48,405      48,405     62,485     94,810
               Shareholders' Equity ..................        464,313       457,081     505,762    468,221    383,007
- ----------
(1)  Revenues  for  2000  and  1999  include   $175,559,000   and   $26,223,000,
     respectively,  of revenues  from nursing home  operations  from  facilities recovered from customers and managed for the Company's own account.
(2)  Dividends per share are those declared and paid during such period.
(3)  Dividends  per share are those  declared  during such period,  based on the
     number   of  shares  of  common  stock  issuable  upon  conversion  of  the outstanding Series C. (See Note 15 to the Company's Consolidated  Financial
     Statements - Subsequent Events).

Item 7 -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations

"Safe Harbor" Statement Under the United States Private Securities
   Litigation Reform Act of 1995

     Certain information contained in this report includes forward looking statements. Forward looking statements include statements regarding the Company's expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as "may" "will" "anticipates" "expects" "believes" "intends" "should" or comparable terms or the negative thereof. All forward looking statements included herein are based on information available on the date hereof. Such statements only speak as of the date hereof and no obligation to update such forward looking statements should be assumed. Actual results may differ materially from those reflected in such forward looking statements as a result of a variety of factors, including, among other things: (i) the ability of the Company to dispose of assets held for sale on a timely basis and at appropriate prices; (ii) uncertainties relating to the operation of the Company's Owned and Operated Assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels; (iii) the general distress of the healthcare industry; (iv) continued deterioration of the operating results and financial condition of the Company's operators; (v) the ability of the Company's operators in bankruptcy to reject unexpired lease obligations, modify the terms of the Company's mortgages, and impede the ability of the Company to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor's obligations; (vi) the availability and cost of capital; (vii) regulatory and other changes in the healthcare sector; (viii) the ability of the Company to manage, re-lease or sell its owned and operated facilities; (ix) competition in the financing of healthcare facilities; (x) the effect of economic and market conditions and changes in interest rates; (xi) the resumption of dividends; (xii) the amount and yield of any additional investments; (xiii) changes in tax laws and regulations affecting real estate investment trusts; access to the capital markets and the cost of capital (xiv) changes in the ratings of the Company's debt securities; (xv) and the risk factors set forth under Item 1 - Business - Government Healthcare Regulation, Reimbursements and Industry Concentration Risks, Potential Risks from Bankruptcies," and Item 7A - Qualitative and Quantitative Disclosures About Market Risks.

Overview

         The long-term care industry has experienced unprecedented financial challenges in the recent past that have had an adverse impact on the Company during 2000. These challenges are due principally to the introduction in 1998 of PPS for the reimbursement of skilled nursing facilities, implementing an acuity-based reimbursement system in lieu of the cost-based reimbursement system historically used. The effect of PPS was to significantly reduce payments to nursing home operators; that reduction, in turn, has negatively affected the revenues of the Company's nursing home facilities and the ability of the Company's nursing home operators to service their capital costs to the Company.

      These current challenges have forced many nursing home operators in America into financial distress. A number of the Company's large nursing home operators ultimately sought protection under Chapter 11 of the Bankruptcy Code, including: Allegheny Health Systems in 1998; Sun Healthcare Group and Frontier Group, Inc. in 1999; and Integrated Health Services, RainTree Healthcare Corp. and Mariner Post-Acute Network, Inc. in 2000. Another operator, Advocat, Inc., suspended payment of rent to the Company during the first quarter of 2000, reinstated partial payments in April 2000, and negotiated a restructuring arrangement with the Company in November 2000.

      These developments negatively affected the Company's financial results and the Company's access to capital sources to fund growth as well as refinance existing indebtedness. To obtain sufficient liquidity to enable the Company to address the maturity in July 2000 and February 2001 of indebtedness totaling $129.8 million, the Company issued $100.0 million of Series C preferred stock to Explorer Holdings, L.P. in July, 2000. (See Note 10 to the Company's Consolidated Financial Statements - Shareholders' Equity and Stock Options). Simultaneously with the issuance of the Series C preferred, the Company also refinanced its existing credit facilities.

      As a consequence of the financial difficulties encountered by a number of the Company's operators, the Company has recovered various long-term care assets pledged as collateral for the operators' obligations either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. Under normal circumstances, the Company would classify such assets as "assets held for sale" and seek to re-lease or otherwise dispose of such assets as promptly as practicable. However, a number of companies are actively marketing portfolios of similar assets and, in light of the current conditions in the long-term care industry generally, it has become more difficult both to sell such properties and for potential buyers to obtain financing to acquire such properties. As a result, during 2000, $24.3 million of assets previously classified as held for sale were reclassified to "owned and operated assets" as the timing and strategy for sale or, alternatively, re-leasing, were revised in light of prevailing market conditions.

         As of December 31, 2000, the Company owned 69 long-term healthcare facilities that had been recovered from customers and are currently operated for the Company's own account. During 1999 and 2000, the Company experienced a significant increase in nursing home revenues attributable to the increase in owned and operated assets. In addition, in connection with the recovery of such assets, the Company often funds working capital and deferred capital expenditure needs for a transitional period until license transfers and other regulatory matters are completed and reimbursement from third-party payors recommences. Management intends to sell or re-lease such assets as promptly as possible consistent with achieving valuations that reflect management's estimate of fair realizable value of such assets. There can be no assurance, however, if or when such dispositions will be completed or whether such dispositions will be completed on terms that will enable the Company to realize the fair value of such assets.

         In November 2000, Explorer agreed to defer receipt until April 2, 2001 of $4.7 million in dividends declared in October 2000 on the Series C preferred. The Company requested this deferral in light of the maturity in February of 2001 of $16.6 million of subordinated debentures. In February 2001, the Company suspended payment of all dividends on all classes of capital stock until such time as management has identified alternative sources of capital to address indebtedness maturing in 2002. In light of the prevailing conditions in the long-term care industry and the capital markets generally accessed by the Company, on March 30, 2001, the Company exercised its option to pay the deferred Series C dividend and associated waiver fee by issuing 48,420 additional shares of Series C to Explorer. These shares are convertible into 774,722 shares of Common Stock at $6.25 per share. This action, together with the general suspension of dividends on all classes of the Company's capital stock, is intended to preserve cash to strengthen the Company's balance sheet in order to facilitate the Company's ability to obtain financing to fund the 2002 debt maturities. The Company currently intends to resume paying dividends at such time as the Company identifies sufficient resources or satisfactory plans to address its 2002 debt maturities. There can be no assurance, however, as to the timing of any resumption of dividends or the amount of any dividends if and when such dividends are resumed. All accrued and unpaid dividends on the Company's Series A, B and C preferred stock must be paid in full before dividends on the Company's Common Stock can be resumed. (See Liquidity and Capital Resources below and Note 15 to the Company's Consolidated Financial Statements - Subsequent Events).

     The following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the consolidated financial statements and accompanying notes.


Results of Operations

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

     Revenues for the year ended December 31, 2000 totaled $275.8 million, an increase of $127.7 million over 1999 revenues. This increase is principally due to the inclusion of revenue from nursing home operations for assets owned and operated for the Company's account recovered pursuant to foreclosure and settlements with troubled operators in 2000 and revenues associated with foreclosure assets that were previously classified as Assets Held for Sale and reclassified to Owned and Operated assets during the third quarter of 2000. Excluding nursing home revenues of Owned and Operated Assets, revenues were $96.8 million for the twelve-month period ended December 31, 2000, a decrease of $26.1 million from the comparable prior year period.

     Rental income for the year ended December 31, 2000 totaled $67.3 million, a decrease of $9.1 million over 1999 rental income. The decrease is due to $8.7 million from reductions in lease revenue due to foreclosures, bankruptcies and restructurings, and $4.9 million from reduced investments caused by 1999 and 2000 asset sales. These decreases are offset by $2.4 million in additional revenue from 1999 investments held for a full year, $1.3 million relating to contractual increases in rents that became effective in 2000 as defined under the related agreements and $0.8 million from a mortgage that converted to a lease in 1999.

    Mortgage interest income for the year ended December 31, 2000 totaled $24.1 million, decreasing $12.2 million over 1999 mortgage interest income. The decrease is due to $7.3 million from reductions due to foreclosures, bankruptcies and restructurings, $4.7 million from reduced investments caused by the payoffs of mortgages and $0.8 million reduction from a mortgage that converted to a lease in 1999. These decreases are offset by $0.5 million relating to contractual increases in interest income that became effective in 2000 as defined under the related agreements.

    Nursing home revenues of owned and operated assets for the year ended December 31, 2000 totaled $175.6 million, increasing $149.3 million over 1999 nursing home revenues. The increase is due to the increased number of facilities classified as owned and operated assets in 2000 as a result of bankruptcies, foreclosures and restructurings.

    Expenses for the year ended December 31, 2000 totaled $335.3 million, increasing approximately $217.4 million over expenses of $117.9 million for 1999.

    Nursing home expenses for owned and operated assets increased to $179.0 million from $25.2 million in 1999 due to the increase in the number of nursing homes operated for the Company's account.

    Interest expense for the year ended December 31, 2000 was approximately $42.4 million, compared with $42.9 million for 1999. The decrease in 2000 is primarily due to lower average outstanding borrowings during the 2000 period, partially offset by higher average interest rates.

    The 2000 provision for depreciation and amortization of real estate totaled $23.3 million, decreasing $0.9 million over 1999. The decrease primarily consists of $2.0 million depreciation expense for properties sold or held for sale and a reduction in amortization of non-compete agreements of $0.8 million offset by $1.6 million additional depreciation expense from properties previously classified as mortgages and new investments placed in service in 1999 and 2000.

    General and administrative expenses for 2000 totaled $6.4 million as compared to $5.2 million for 1999, an increase of $1.2 million or 22.8%. The increase is due in part to the incremental administrative costs incurred in 2000 to manage the owned and operated assets, $0.5 million of non-cash compensation expense relating to the Dividend Equivalent Rights granted to management, and increased consulting costs related to the foreclosure assets.

    Legal expenses for 2000 totaled $2.5 million as compared to $0.4 million in 1999. The increase is largely attributable to legal costs associated with the operator bankruptcy filings and negotiations with the Company's troubled operators.

    The Company recognized a $4.7 million charge for severance payments in 2000. The charges are comprised of severance and consulting payments to the Company's former Chief Executive Officer and former Chief Financial Officer.

    The Company also recognized a provision for loss on mortgages and notes receivable of $15.3 million in 2000, adjusting the carrying value of mortgages and notes receivable to their net realizable value.

    A provision for impairment of $61.7 million is included in expenses for 2000. This provision included $14.4 million for assets held for sale to reduce properties to fair value less cost to dispose, $43.0 million for facilities recovered from operators and now held as owned and operated assets to fair value, $1.9 million for other real estate assets and $2.4 million of goodwill which, due to the diminished value of the related real estate assets, management has determined is impaired.

    During 2000, the Company sold certain of its core and other assets realizing proceeds of $34.7 million, resulting in a gain of $10.0 million. During 1999, the Company completed asset sales yielding net proceeds of $18.2 million, realizing losses of $10.5 million.

     Funds from operations (FFO) for the year ended December 31, 2000 on a fully diluted basis totaled $19.2 million, a decrease of $52.6 million as compared to the $71.9 million for 1999 due to factors mentioned above. After adjusting for the non-recurring provision for loss on mortgages and notes receivable and severance and consulting costs, FFO for the year was $39.3 million, a decrease of $32.6 million from the year ended December 31, 1999. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. The Company considers FFO to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors and understanding of the ability of the Company to incur and service debt and to make expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

    No provision for Federal income taxes has been made since the Company continues to qualify as a real estate investment trust under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company has not been subject to Federal income taxes on amounts distributed to shareholders, as it distributed at least 95% (90% in 2001) of its real estate investment trust taxable income and has met certain other conditions.


Year Ended December 31, 1999 compared to Year Ended December 31, 1998

    Revenues for the year ended December 31, 1999 totaled $148.1 million, increasing $38.8 million over 1998 revenues.

    Rental income for the year ended December 31, 1999 totaled $76.4 million, an increase of $4.3 million over 1999 rental income. The 1999 revenue growth stems primarily from $11.7 million in revenue from additional investments during 1999 and a full year of revenue from investments made in 1998, $1.2 million relating to contractual increases in rents that became effective in 1999 as defined under the related agreements, and $1.3 million from mortgages that converted to leases in 1999. These increases are offset by $9.9 million from reductions in lease revenue due to foreclosure, bankruptcy and asset sales.

    Mortgage interest income for the year ended December 31, 1999 totaled $36.4 million, an increase of $6.0 million over 1999 mortgage interest income. The 1999 revenue growth stems primarily from $9.3 million in revenue from additional investments during 1999 and a full year of revenue from investments made in 1998, and $0.3 million relating to contractual increases in mortgage interest that became effective in 1999 as defined under the related agreements. These increases are offset by $2.4 million from reductions in interest revenue due to the payment of mortgages and $1.3 million from mortgages that converted to leases in 1999.

    Nursing home revenues of owned and operated assets for the year ended December 31, 1999 totaled $26.2 million. This is due the consolidation of nursing home revenues for owned and operated assets as a result of foreclosures occurring in 1999.

    Expenses for the year ended December 31, 1999 totaled $117.9 million, increasing approximately $51.8 million over expenses of $66.1 million for 1998.

    Nursing home expenses attributable to owned and operated assets increased $25.2 million due to recovery of nursing homes operated for the Company's own account.

    The 1999 provision for depreciation and amortization of real estate totaled $24.2 million, increasing $2.7 million over 1998. This increase stems from a full year provision for 1998 investments, plus a partial year provision for 1999 investments.

    Interest expense for the year ended December 31, 1999 was approximately $42.9 million, compared with $32.4 million for 1998. The increase in 1999 is primarily due to higher average outstanding borrowings during the 1999 period, partially offset by lower average interest rates.

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

    During 1998, the Company initiated a plan to dispose of certain properties judged to have limited long-term potential and to re-deploy the proceeds. Following a review of the portfolio, assets identified for sale in 1998 had a cost of $95.0 million, a net carrying value of $83.0 million, and annualized revenues of approximately $11.4 million. In 1998, the Company recorded a provision for impairment of $6.8 million to adjust the carrying value of those assets judged to be impaired to their fair value, less cost of disposal. During 1998, the Company completed sales of two groups of assets, yielding sales proceeds of $42.0 million. Gains realized in 1998 from the dispositions approximated $2.8 million.

    Funds from operations (FFO) for the year ended December 31, 1999 on a fully diluted basis totaled $71.9 million, an increase of $2.1 million over the $69.8 million for 1998. The 1999 increase in FFO is primarily due to new additions to investments, offset by early payment of mortgages and disposition of real estate assets.

Recent Developments

    In March 2001, the Company announced that it continues its discussions with several of its lessees to resolve payment issues, including Alterra Healthcare Corp., Lyric Healthcare, Alden Management Services Inc., and TLC Healthcare Inc. Alterra has recently issued a press release stating that it had informed certain of its lenders and landlords in March, 2001 that they will not be paying their March rents and debt service and are seeking relief as to these payments. The Company has a master lease with Alterra relating to ten assisted living facilities representing an investment of $34.1 million which provides for annual rental payments of $3.6 million. Alterra has not made its March rental payment to the Company, and while discussions are ongoing the Company has sent Alterra a notice of default.

    Additionally, during the first quarter of 2001, pursuant to a forbearance agreement between the Company and Lyric through April 30, 2001, the Company began receiving 60% of the approximately $860,000 of monthly rent due under the Lyric leases. Discussions are continuing with Lyric to reach a permanent restructuring agreement. The Company's total original investment in the ten nursing homes covered under the leases is $95.4 million, and annual rent is $10.3 million.

    Affiliates of Alden Management, Inc., Chicago, IL, are delinquent in paying their lease, loan and escrow payments on the four facilities it leases from the Company. These facilities represent an initial investment by the Company of $31.3 million, with annual rent of approximately $3.2 million. Discussions with Alden are ongoing.

    TLC Healthcare of Illinois, Inc. has made only partial payments under its master lease with the Company based on the shutdown of one of its facilities having an annual rent payment of approximately $732,000, and has notified the Company that it may not be able to make its April payment on its other seven facilities or otherwise fund operations with annual rent and mortgage payments totaling approximately $2.8 million. The Company has funded $623,000 for payroll at the facilities to facilitate continued operations and is taking steps to transition the operations of the facilities to qualified operators through new lease or management structures.

    In several instances the Company holds security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under Chapter 11 of the Bankruptcy Code.

Liquidity and Capital Resources

    At December 31, 2000 the Company had total assets of $948.5 million, shareholders' equity of $464.3 million, and long-term debt of $451.4 million, representing approximately 47.6% of total capitalization. The Company has revolving credit facilities in place, providing up to $250 million of financing, of which $185.6 million was drawn at year-end, leaving $64.4 million available for working capital and acquisition purposes. (See Note 15 to the Company's Consolidated Financial Statements - Subsequent Events).

    On July 17, 2000, the Company replaced its $200 million unsecured revolving credit facility with a new $175 million secured revolving credit facility that expires on December 31, 2002. Borrowings of approximately $129 million are outstanding at December 31, 2000. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 10.00% at December 31, 2000 and 7.30% at December 31, 1999. Investments with a gross book value of approximately $240 million are pledged as collateral for this credit facility.

    On August 16, 2000, the Company replaced its $50 million secured revolving credit facility with a new $75 million secured revolving credit facility that expires on March 31, 2002 as to $10 million and June 30, 2005 as to $65 million. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 9.77% at December 31, 2000 and 8.44% at December 31, 1999. Investments with a gross book value of approximately $90 million are pledged as collateral for this credit facility.

    As of December 31, 2000, the Company had an aggregate of $312 million of outstanding debt which matures in 2002, including $125 million of 6.95% Notes due June 2002 and $185 million on credit facilities expiring in 2002.

    The Company has $50 million of funding available through July 1, 2001 pursuant to an Investment Agreement with Explorer Holdings, L.P. ("Explorer") which can be used, upon satisfaction of certain conditions, to fund growth. Following the drawing in full or expiration of this commitment, Explorer will have the option to provide up to an additional $50 million to fund growth for an additional twelve-month period. (See Note 10 to the Company's Consolidated Financial Statements - Shareholders' Equity and Stock Options).

    The Company has historically distributed to shareholders a large portion of the cash available from operations. The Company's historical policy has been to make distributions on Common Stock of approximately 80% of FFO. Cash dividends paid totaled $1.00 per common share for 2000, compared with $2.80 per common share for the year ended December 31, 1999. The dividend payout ratio, that is the ratio of per common share amounts for dividends paid to the diluted per common share amounts of funds from operations, was approximately 238% for 2000 and 84.3% for 1999. Excluding the provision for loss on mortgages and notes receivable and severance and consulting agreement costs, the dividend payout ratio for 2000 was approximately 73.0%.

    In light of the maturity in February 2001 of $16.6 million of subordinated debentures, Explorer agreed to allow the Company to defer payment until April 2, 2001 of $4.7 million of dividends on Explorer's Series C preferred declared in October 2000. In exchange for this deferral, the Company agreed to pay Explorer a waiver fee equal to 10% per annum of the unpaid dividend amount from November 15, 2000 until the October 2000 dividend is paid.

    On March 30, 2001 in consideration of prevailing conditions in the long-term care industry and the capital markets generally, the Company exercised its option under the dividend deferral agreement to pay the deferred dividend and related waiver fee by issuing 48,420 additional shares of Series C preferred which are convertible into 774,722 shares of Omega common stock at $6.25 per share.

    On February 1, 2001, the Company announced the suspension of all common and preferred dividends. This action together with the election by the Company to pay the deferred Series C dividend and related waiver in additional shares of Series C is intended to preserve cash to facilitate the Company's ability to obtain financing to fund the 2002 debt maturities. The Company anticipates that it will reinstate dividends on its common and preferred stock when the Company determines that it has sufficient resources or satisfactory plans to meet its 2002 debt maturities, but the Company can give no assurance as to when the dividends will be reinstated or the amount of the dividends if and when such payments are recommenced. Prior to recommencing the payment of dividends on the Company's Common stock, all accrued and unpaid dividends on the Company's Series A, B and C preferred stock must be paid in full. The Company has made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain its REIT status for 2000 and intends to satisfy such requirements under the REIT rules for 2001.

    Management believes the Company's liquidity and various sources of available capital are adequate to finance operations, meet debt service requirements and fund future investments through the next 12 months but is taking immediate steps, including the announced suspension of dividends and the pursuit of capital sources for repayment or replacement of the 2002 debt maturities. As a result of the ongoing financial challenges facing long-term care operators, the availability of the external capital sources historically used by the Company has become extremely limited and expensive, and, therefore, no assurance can be given that the Company will be able to replace or extend the 2002 debt maturities, or that any refinancing or replacement financing would be on favorable terms to the Company. If the Company is unable to obtain refinancing or replacement financing, it may be required to liquidate investments in properties at times which may not permit realization of the maximum recovery on such investments. This could also result in adverse tax consequences to the Company (See Item 7A - Quantitative and Qualitative Disclosure About Market Risk.)


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

    The Company is exposed to various market risks, including the potential loss arising from adverse changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes, but the Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowing to the extent possible.

    The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at December 31, 2000 was $415 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $5.7 million. The estimated fair value of the Company's total mortgages portfolio at December 31, 2000 was $231 million. A one percent increase in interest rates would result in a decrease in fair value of the mortgage portfolio by approximately $8.0 million.

    The Company is subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. If the Company were unable to refinance its 2002 debt maturities or other indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms, which might result in losses to the Company and might adversely affect the cash available for distribution to shareholders, or to pursue dilutive equity financing. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which might affect the Company's ability to make distributions to its shareholders.

    The Company utilizes interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 2000, the Company had interest rate swaps with notional amounts of $100 million and $32 million, based on 30-day London Interbank Offered Rates (LIBOR). Under the $100 million agreement, the Company's LIBOR base rate cannot exceed 7.5%. This agreement expires in March, 2001. Under the $32 million agreement, the Company receives payments when LIBOR interest rates exceed 6.35% and pays the counterparties when LIBOR rates are under 6.35%. The amounts exchanged are based on the notional amounts. The $32 million agreement expires on December 17, 2001 but may be extended for an additional year by the counterparty. The combined fair value of the interest rate swaps at December 31, 2000 was a deficit of $351,344.

Item 8 -- Financial Statements and Supplementary Data

    The consolidated financial statements and report of independent auditors are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 is included in Note 16 to the financial statements which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 -- Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

    None.


                                    PART III

Item 10 -- Directors and Executive Officers of the Registrant

    The information regarding directors required by this item is incorporated herein by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which will be filed on or before April 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A. For information regarding Executive Officers of the Company, See Item 1 - Business - Executive Officers of the Company.

Item 11 -- Executive Compensation

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which will be filed on or before April 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which will be filed on or before April 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 -- Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which will be filed on or before April 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

Item 14 -- Exhibits, Financial Statements, Financial Statement Schedules and
             Reports on Form 8-K

    (a)(1) Listing of Consolidated Financial Statements


                                                                          Page
 Title of Document                                                       Number
 -----------------                                                      -------
 Report of Independent Auditors ........................................   F-1
 Consolidated Balance Sheets as of December 31, 2000 and 1999 ..........   F-2
 Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998 ....................................   F-3
 Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 2000, 1999 and 1998 ..............................   F-4
 Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998 ....................................   F-5
 Notes to Consolidated Financial Statements ............................   F-6

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

    Schedule III -- Real Estate and Accumulated Depreciation

    Schedule IV -- Mortgage Loans on Real Estate

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or sufficient information has been included in the notes to the financial statements and therefore have been omitted.

    (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page I-1 of this report.

    (b) Reports on Form 8-K. There were no 8-K filings in the fourth quarter of 2000.

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

    Schedule III Real Estate and Accumulated Depreciation

    Schedule IV Mortgage Loans on Real Estate

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Omega Healthcare Investors, Inc.

     We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Chicago, Illinois
March  16, 2001, except
for the third and seventh
paragraphs at Note 15, as
to which the date is
March 30, 2001.

                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                                                           December 31,
                                                                                                  2000                     1999
                                                                                                  ----                     ----
                                     ASSETS
Real estate properties
     Land and buildings at cost ............................................................. $ 710,542               $   746,915
     Less accumulated depreciation ..........................................................   (89,870)                  (67,929)
                                                                                                -------                   -------
             Real estate properties - net ...................................................   620,672                   678,986
     Mortgage notes receivable - net ........................................................   206,710                   213,617
                                                                                                -------                   -------
                                                                                                827,382                   892,603
Other investments - net .....................................................................    53,242                    75,460
                                                                                                 ------                    ------
                                                                                                880,624                   968,063
Assets held for sale - net ..................................................................     4,013                    36,406
                                                                                                  -----                    ------
     Total Investments ......................................................................   884,637                 1,004,469

Cash and cash equivalents ...................................................................     7,172                     4,105
Accounts receivable .........................................................................    10,497                     9,664
Other assets ................................................................................     9,338                    10,845
Operating assets for owned properties .......................................................    36,807                     9,648
                                                                                                 ------                     -----
     Total Assets ........................................................................... $ 948,451               $ 1,038,731
                                                                                              =========               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Revolving lines of credit .............................................................. $ 185,641                 $ 166,600
     6.95% Unsecured Notes due 2002 .........................................................   125,000                   125,000
     6.95% Unsecured Notes due 2007 .........................................................   100,000                   100,000
     Unsecured Notes due 2000 ...............................................................         -                    81,381
     Other long-term borrowings .............................................................    24,161                    33,383
     Subordinated convertible debentures ....................................................    16,590                    48,405
     Accrued expenses and other liabilities .................................................    18,002                    14,818
     Operating liabilities for owned properties .............................................    14,744                    12,063
                                                                                                 ------                    ------
          Total Liabilities .................................................................   484,138                   581,650

Shareholders' equity:
     Preferred Stock $1.00 par value:
          Authorized - 10,000 shares
          Issued and outstanding - 2,300 shares Class A with an
               aggregate liquidation preference of $57,500 ..................................    57,500                    57,500
          Issued and outstanding - 2,000 shares Class B with an
               aggregate liquidation preference of $50,000 ..................................    50,000                    50,000
          Issued and outstanding - 1,000 shares Class C with an
               aggregate liquidation preference of $100,000 .................................   100,000                         -
    Common stock $.10 par value:
          Authorized - 100,000 shares
          Issued and outstanding - 20,038 shares in 2000 and 19,877
               shares in 1999 ...............................................................     2,004                     1,988
     Additional paid-in capital .............................................................   438,552                   447,304
     Cumulative net earnings ................................................................   182,548                   232,105
     Cumulative dividends paid ..............................................................  (365,654)                 (331,341)
     Stock option loans .....................................................................         -                    (2,499)
     Unamortized restricted stock awards ....................................................      (607)                     (526)
     Accumulated other comprehensive income (loss) ..........................................       (30)                    2,550
                                                                                                  -----                     -----
          Total Shareholders' Equity ........................................................   464,313                   457,081
                                                                                                -------                   -------
          Total Liabilities and Shareholders' Equity ........................................ $ 948,451               $ 1,038,731
                                                                                              =========               ===========

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                    2000           1999           1998
                                                                                    ----           ----           ----
Revenues
  Rental income ................................................................ $  67,308       $ 76,389       $ 72,072
  Mortgage interest income .....................................................    24,126         36,369         30,399
  Other investment income - net ................................................     6,594          6,814          5,971
  Nursing home revenues of owned and operated assets ...........................   175,559         26,223              -
  Miscellaneous ................................................................     2,206          2,334            872
                                                                                   -------        -------         ------
                                                                                   275,793        148,129        109,314
Expenses
  Depreciation and amortization ................................................    23,265         24,211         21,542
  Interest .....................................................................    42,400         42,947         32,436
  General and administrative ...................................................     6,425          5,231          4,852
  Legal ........................................................................     2,467            386            155
  State taxes ..................................................................       195            503            358
  Severance and consulting agreement costs .....................................     4,665              -              -
  Provision for loss on mortgages and notes receivable..........................    15,257              -              -
  Provision for impairment .....................................................    61,690         19,500          6,800
  Nursing home expenses of owned and operated assets ...........................   178,975         25,173              -
                                                                                   -------        -------         ------
                                                                                   335,339        117,951         66,143
                                                                                   -------        -------         ------

(Loss) earnings before gain (loss) on assets sold ..............................   (59,546)        30,178         43,171
Gain(loss)on assets sold - net .................................................     9,989        (10,507)         2,798
Gain on distribution of Omega Worldwide, Inc. ..................................         -              -         30,240
                                                                                    ------        -------         ------
Net (loss) earnings ............................................................   (49,557)        19,671         76,209
Preferred stock dividends ......................................................   (16,928)        (9,631)        (8,194)
                                                                                   -------        -------         ------
Net (loss) earnings available to common ........................................ $ (66,485)      $ 10,040       $ 68,015
                                                                                 =========       ========       ========

(Loss) earnings per common share:
  Net (loss) earnings per share - basic ........................................   $ (3.32)       $  0.51         $ 3.39
                                                                                   =======        =======         ======
  Net (loss) earnings per share - diluted ......................................   $ (3.32)       $  0.51         $ 3.39
                                                                                   =======        =======         ======

Dividends declared and paid per common share ...................................   $  1.00        $  2.80         $ 2.68
                                                                                   =======        =======         ======

Weighted Average Shares Outstanding, Basic .....................................    20,052         19,877         20,034
                                                                                   =======        =======         ======
Weighted Average Shares Outstanding, Diluted ...................................    20,052         19,877         20,041
                                                                                   =======        =======         ======

Other comprehensive income (loss):
  Unrealized Gain (Loss) on Omega Worldwide, Inc. .............................. $  (2,580)      $  1,789       $    761
                                                                                 =========       ========       ========

Total comprehensive (loss) income .............................................. $ (52,137)      $ 21,460       $ 76,970
                                                                                 =========       ========       ========

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                          Common                                         Cumulative
                                                                           Stock          Additional      Preferred          Net
                                                                         Par Value      Paid-in Capital     Stock         Earnings
                                                                         ---------      ---------------     -----         --------
Balance at December 31, 1997 (19,475 shares) ........................... $ 1,947          $ 439,214       $ 57,500        $136,225
 Issuance of common stock:
  Grant of restricted stock (3 shares at an average of $38.112
   per share) and amortization of deferred stock compensation ..........                         42
  Dividend Reinvestment Plan (58 shares) ...............................       6              1,826
  Conversion of debentures, net of issue costs (522 shares) ............      52             13,810
  Stock options exercised (151 shares) .................................      15              3,780
  Acquisition of real estate (8 shares) ................................       1                282
  Stock option loans from directors, officers and employees ............
  Shares purchased and retired (156 shares) ............................     (15)            (4,515)
 Issuance of preferred stock ...........................................                     (2,000)        50,000
 Net earnings for 1998 .................................................                                                    76,209
 Distribution of common shares of Omega Worldwide, Inc. ................
 Common dividends paid ($2.68 per share) ...............................
 Preferred dividends paid (Series A of $2.313 per share and
  Series B of $1.078 per share) ........................................
 Unrealized Gain on Omega Worldwide, Inc. ..............................
                                                                           ---------------------------------------------------------
Balance at December 31, 1998 (20,057 shares) ...........................   2,006            452,439        107,500         212,434
 Issuance of common stock:
  Grant of restricted stock (1 share at an average of $29.709
   per share) and amortization of deferred stock compensation ..........                        270
  Dividend Reinvestment Plan (113 shares) ..............................      11              2,370
  Acquisition of real estate (8 shares) ................................       1                301
  Payments on stock option loans from directors,
   officers and employees ..............................................
  Shares purchased and retired (320 shares) ............................     (30)            (8,076)
 Net earnings for 1999 .................................................                                                    19,671
 Common dividends paid ($2.80 per share) ...............................
 Preferred dividends paid (Series A of $2.313 per share and
  Series B of $2.156 per share) ........................................
 Unrealized Gain on Omega Worldwide, Inc. ..............................
                                                                           ---------------------------------------------------------
Balance at December 31, 1999 (19,877 shares) ...........................   1,988            447,304         107,500         232,105
 Issuance of common stock:
  Grant of restricted stock (187 shares at an average of $6.378
   per share) and amortization of deferred stock compensation ..........      19              1,179
  Dividend Reinvestment Plan (74 shares) ...............................       7                487
  Shares surrendered for stock option loan cancellation (100 shares) ...     (10)              (579)
 Issuance of preferred stock ...........................................                     (9,839)        100,000
 Net loss for 2000 .....................................................                                                    (49,557)
 Common dividends paid ($1.000 per share) ..............................
 Preferred dividends paid and/or declared (Series A of $2.313 per share,
  Series B of $2.156 per share and Series C of $0.25 per share) ........
 Unrealized Gain on Omega Worldwide, Inc. ..............................
                                                                          ----------------------------------------------------------
Balance at December 31, 2000 (20,038 shares) ........................... $ 2,004          $ 438,552        $207,500        $182,548
                                                                          ==========================================================

                                     See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                                        Unamortized      Stock           Other
                                                                       Cumulative       Restricted       Option       Comprehensive
                                                                        Dividends      Stock Awards      Loans           Income
                                                                        ---------      ------------      -----           ------
 Balance at December 31, 1997 (19,475 shares) .......................  $(165,824)       $  (841)
  Issuance of common stock:
   Grant of restricted stock (3 shares at an average of $38.112
    per share) and amortization of deferred stock compensation ......                       380
   Dividend Reinvestment Plan (58 shares) ...........................
   Conversion of debentures, net of issue costs (522 shares) ........
   Stock options exercised (151 shares) .............................
   Acquisition of real estate (8 shares) ............................
   Stock option loans from directors, officers and employees ........                                  $(2,863)
   Shares purchased and retired (156 shares) ........................
  Issuance of preferred stock .......................................
  Net earnings for 1998 .............................................
  Distribution of common shares of Omega Worldwide, Inc. ............    (39,062)
  Common dividends paid ($2.68 per share) ...........................    (53,693)
  Preferred dividends paid (Series A of $2.313 per share and
   Series B of $1.078 per share) ....................................     (7,475)
  Unrealized Gain on Omega Worldwide, Inc. ..........................                                                    $   761
                                                                        ------------------------------------------------------------
Balance at December 31, 1998 (20,057 shares) ........................   (266,054)          (461)        (2,863)              761
 Issuance of common stock:
  Grant of restricted stock (1 share at an average of $29.709
 per share) and amortization of deferred stock compensation .........                       (65)
  Dividend Reinvestment Plan (113 shares) ...........................
  Acquisition of real estate (8 shares) .............................
  Payments on stock option loans from directors,
   officers and employees ...........................................                                       67
  Shares purchased and retired (320 shares) .........................                                      297
  Net earnings for 1999 .............................................
  Common dividends paid ($2.80 per share) ...........................    (55,655)
  Preferred dividends paid (Series A of $2.313 per share and
   Series B of $2.156 per share) ....................................     (9,632)
  Unrealized Gain on Omega Worldwide, Inc............................                                                      1,789
                                                                        ------------------------------------------------------------
Balance at December 31, 1999 (19,877 shares) ........................   (331,341)          (526)        (2,499)            2,550
 Issuance of common stock:
  Grant of restricted stock (187 shares at an average of $6.378
   per share) and amortization of deferred stock compensation .......                       (81)
  Dividend Reinvestment Plan (74 shares) ............................
  Shares surrendered for stock option loan cancellation (100 shares).                                    2,499
  Issuance of preferred stock .......................................
  Net loss for 2000 .................................................
  Common dividends paid ($1.000 per share) ..........................    (20,015)
  Preferred dividends paid and/or declared (Series A of
   $2.313 per share, Series B of $2.156 per share and
   Series C of $0.25 per share) .....................................    (14,298)
  Unrealized Gain on Omega Worldwide, Inc. ..........................                                                     (2,580)
                                                                       -------------------------------------------------------------
 Balance at December 31, 2000 (20,038 shares) .......................  $(365,654)        $ (607)         $   -           $   (30)
                                                                       =============================================================

                            See accompanying notes.

                                OMEGA HEALTHCARE INVESTORS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)

                                                                                              Year Ended December 31,
                                                                                     2000              1999              1998
                                                                                     ----              ----              ----
                                                                                                 (In thousands)
Operating activities
 Net (loss) earnings ............................................................ $ (49,557)         $ 19,671           $76,209
 Adjustment to reconcile net (loss) earnings to cash
 provided by operating activities:
     Depreciation and amortization ..............................................    23,265            24,211            21,543
     Provision for impairment....................................................    61,690            19,500             6,800
     Provision for loss on notes and mortgages receivable .......................    15,257                 -                 -
     (Gain)/loss on assets sold - net............................................    (9,989)           10,507            (2,798)
     Gain on distribution of Omega Worldwide ....................................         -                 -           (30,240)
     Other ......................................................................     3,283             3,538             2,179
Net change in accounts receivable for Owned & Operated assets - net..............   (20,442)           (9,588)                -
Net change in accounts payable for Owned & Operated assets ......................     4,674             3,962                 -
Net change in other Owned & Operated assets and liabilities .....................    (8,709)            8,040                 -
Net change in operating assets and liabilities ..................................        20            (5,529)           (3,980)
                                                                                     ------            ------            ------

Net cash provided by operating activities .......................................    19,492            74,312            69,713

Cash flows from financing activities
Proceeds of revolving lines of credit - net .....................................    19,041            43,600            64,700
Proceeds from unsecured note offering ...........................................         -                 -           125,000
Payments of long-term borrowings ................................................  (122,418)           (1,078)             (612)
Receipts from Dividend Reinvestment Plan ........................................       495             2,381             1,832
Dividends paid ..................................................................   (29,646)          (65,287)          (61,168)
Proceeds from preferred stock offering ..........................................   100,000                 -            50,000
Costs of raising capital ........................................................    (9,839)                -            (3,290)
Purchase of Company common stock ................................................         -            (8,106)           (3,545)
Deferred financing costs paid ...................................................    (5,071)                -                 -
Other ...........................................................................         -              (957)              356
                                                                                     ------            ------             -----
Net cash (used in) provided by financing activities .............................   (47,438)          (29,447)          173,273

Cash flow from investing activities
Acquisition of real estate ......................................................         -           (79,844)         (157,474)
Placement of mortgage loans .....................................................         -           (22,987)         (125,850)
Proceeds from sale of real estate investments - net .............................    35,792            18,198            37,771
Net proceeds from sale of Omega Worldwide shares ................................         -                 -            16,938
Fundings of other investments - net .............................................    (6,815)          (14,714)          (17,488)
Collection of mortgage principal ................................................     2,036            54,749             3,748
Other ...........................................................................         -             1,961               746
                                                                                      -----             -----             -----
Net cash provided by (used in) investing activities .............................    31,013           (42,637)         (241,609)
                                                                                     ------           -------          --------

Increase in cash and cash equivalents............................................     3,067             2,228             1,377
Cash and cash equivalents at beginning of year ..................................     4,105             1,877               500
                                                                                      -----             -----              ----
Cash and cash equivalents at end of year ........................................   $ 7,172            $4,105           $ 1,877
                                                                                    =======            ======           =======

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

    Omega Healthcare Investors, Inc., a Maryland corporation ("the Company"), is a self-administered real estate investment trust (REIT). From the date the Company commenced operations in 1992, it has invested primarily in long-term care facilities, which include nursing homes, assisted living facilities and rehabilitation hospitals. The Company currently has investments in 264 healthcare facilities located in the United States.

Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. Due to changes in the market conditions affecting the long-term care industry, the Company has begun to operate a portfolio of its foreclosure assets for its own account until such time as these facilities' operations are stabilized and are re-leasable or saleable at lease rates or sales prices that maximize the value of these assets to the Company. As a result, these facilities and their respective operations are presented on a consolidated basis in the Company's financial statements. Certain reclassifications have been made to the 1999 and 1998 financial statements for consistency with the presentation adopted for 2000. Such reclassifications have no effect on previously reported earnings or equity.

Real Estate Investments

    Investments in leased real estate properties and mortgage notes are recorded at cost and original mortgage amount, respectively. The cost of the properties acquired is allocated between land and buildings based generally upon independent appraisals. Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 39 years. Leasehold interests are amortized over the initial term of the lease, with lives ranging from four to seven years.

Owned & Operated Assets and Assets Held for Sale

    In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also is regularly engaged in lease and loan extensions and modifications. Additionally, the Company monitors and manages its investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, it engages in various collection and foreclosure activities. When the Company acquires real estate pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and is recorded at the lower of cost or fair value. Such amounts are included in real estate properties on the Company's Consolidated Balance Sheet. Operating assets and operating liabilities for the owned and operated properties are shown separately on the face of the Company's Consolidated Balance Sheet and are detailed in Note 18 - Segment Information.

    When a formal plan to sell real estate is adopted, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset.

Impairment of Assets

    Provisions for impairment losses related to long-lived assets are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying facilities and, if impaired, the Company then adjusts the net carrying value of leased properties and other long-lived assets to the lower of discounted present value of its expected future cash flows or fair value, if the sum of the expected future cash flow or sales proceeds is less than carrying value.

Cash Equivalents

    Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Receivable - Owned and Operated Assets

      Accounts Receivable from Owned and Operated Assets consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items.

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

Deferred Financing Costs

    Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings. Amortization of financing costs totaling $1,930,000, $1,342,000 and $1,042,000 in 2000, 1999 and 1998, respectively, is classified as interest expense in the Consolidated Statements of Operations. Unamortized deferred financing costs applicable to debt which is converted to common stock are charged to paid-in capital at the date of conversion.

Non-Compete Agreements and Goodwill

    Non-compete agreements and the excess of the purchase price over the value of tangible net assets acquired (i.e., goodwill) are amortized on a straight-line basis over periods ranging from five to ten years. Non-compete agreements, which have cost of $4,982,000 became fully amortized and were eliminated in 1999 by a charge to accumulated amortization. Due to the diminished value of the related real estate assets, management has determined that the goodwill is entirely impaired and has written off the balance of $2,356,000 in 2000. Accumulated amortization was $-0- and $3,363,000 at December 31, 2000 and 1999, respectively.

Revenue Recognition

    Rental income and mortgage interest income is recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas as defined in the master leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection of amounts due become questionable or when negotiations for restructurings of troubled operators lead to lower expectations of expected ultimate collection amounts. Nursing home revenues from these owned and operated assets are recognized as services are provided.

Federal and State Income Taxes

    As a qualified real estate investment trust, the Company will not be subject to Federal income taxes on its income, and no provisions for Federal income taxes have been made. The reported amounts of the Company's assets and liabilities as of December 31, 2000 are less than the tax basis of assets by approximately $21 million.

Stock Based Compensation

    The Company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

    Expense related to Dividend Equivalent Rights is recognized as dividends are declared, based on anticipated vesting.

Accounting Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Risks and Uncertainties

    The Company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, the Company is subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the growth in cost of healthcare services. (See Note 5 - Concentration of Risk).

NOTE 2  -- PROPERTIES

Leased Property

    The Company's leased real estate properties, represented by 130 long-term care facilities and 2 rehabilitation hospitals at December 31, 2000, are leased under provisions of master leases with initial terms ranging from 10 to 16 years, plus renewal options. Substantially all of the master leases provide for minimum annual rentals which are subject to annual increases based upon increases in the Consumer Price Index or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

    A summary of the Company's investment in leased real estate properties is as follows:

                                                          December 31,
                                                          ------------
                                                   2000               1999
                                                   ----               ----
                                                       (In thousands)
       Buildings ..........................     $ 553,183          $ 655,588
       Land ...............................        26,758             30,517
                                                   ------             ------
                                                  579,941            686,105
       Less accumulated depreciation ......       (72,190)           (67,115)
                                                  -------            -------
          Total ...........................     $ 507,751          $ 618,990
                                                =========          =========

     The future minimum contractual rentals for the remainder of the initial terms of the leases are as follows:


                                        (In thousands)
                    2001 ...............   $ 65,212
                    2002 ...............     65,194
                    2003 ...............     64,186
                    2004 ...............     62,816
                    2005 ...............     62,405
                    Thereafter .........    310,569
                                            -------
                                          $ 630,382
                                          =========

Owned and Operated Property

    The Company's owned and operated real estate properties include 69 long-term care facilities at December 31, 2000, of which 57 are owned directly by the Company and 12 are subject to third-party leases. An impairment charge of $41.3 million was taken on these assets during the year ended December 31, 2000.

    A summary of the Company's investment in the 57 owned and operated real estate properties is as follows:

                                                       December 31,
                                                       ------------
                                                2000                  1999
                                                ----                  ----
                                                      (In thousands)
      Buildings ..........................   $ 124,452              $ 57,637
      Land ...............................       6,149                 3,173
                                                 -----                 -----
                                               130,601                60,810
      Less accumulated depreciation ......     (17,680)                 (814)
                                               -------                  ----
         Total ...........................   $ 112,921              $ 59,996
                                             =========              ========

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    A summary of the Company's investment in the 12 facilities subject to third-party leases is as follows:
                                                 December 31, 2000
                                                 -----------------

  Leasehold interest ...........................  $    1,771
  Less accumulated amortization ................         (92)
                                                      ------
    Total ......................................  $    1,679
                                                      ======

    Future minimum operating lease payments on the 12 facilities are as follows:


              2001 ..................  $ 4,318
              2002 ..................    4,318
              2003 ..................    4,318
              2004 ..................    3,335
              2005 ..................    2,221
              Thereafter ............      855
                                         -----
                                      $ 19,365
                                      ========

Assets Sold or Held For Sale

    During 1998, management initiated a plan to dispose of certain properties judged to have limited long-term potential and to re-deploy the proceeds. Following a review of the portfolio, assets identified for sale in 1998 had a cost of $95 million, a net carrying value of $83 million, and annualized revenues of approximately $11.4 million. In 1998, the Company recorded a provision for impairment of $6.8 million to adjust the carrying value of certain assets to their fair value, less cost of disposal. During 1998, the Company completed sales of two groups of assets, yielding sales proceeds of $42.0 million. Gains realized in 1998 from the dispositions approximated $2.8 million.

    During 1999, the Company completed sales yielding net proceeds of $18.2 million, realizing losses of $10.5 million. In addition, management initiated a plan for additional asset sales to be completed in 2000. The additional assets identified as assets held for sale had a cost of $33.8 million, a net carrying amount of $28.6 million and annualized revenue of approximately $3.4 million. As a result of this review, the Company recorded a provision for impairment of $19.5 million to adjust the carrying value of assets held for sale to their fair value, less cost of disposal.

    During 2000, the Company recorded a $14.4 million provision for impairment related to assets held for sale and reclassified $24.3 million of assets held for sale to "owned and operated assets" as the timing and strategy for sale or, alternatively, re-leasing were revised in light of prevailing marketing conditions. During 2000, the Company realized disposition proceeds of $1.1 million on assets held for sale. Additionally, the Company received proceeds of $34.7 million from sales of certain of its core and other assets, resulting in a gain of $9.9 million.

     Following is a summary of the impairment reserve:

     Beginning Impairment at January 1, 1998............       $0
     Provision charged .................................    6,800
     Provision applied .................................        -
                                                            -----
     Impairment Balance at December 31, 1998............    6,800
     Provision charged .................................   19,500
     Provision applied .................................   (4,567)
                                                           ------
     Impairment Balance at December 31, 1999............   21,733
     Provision charged .................................   14,415
     Converted to Owned and Operated ...................  (17,339)
     Provision applied .................................  (10,060)
                                                          -------
     Impairment Balance at December 31, 2000............   $8,749
                                                          =======

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 -- MORTGAGE NOTES RECEIVABLE

    The following table summarizes the mortgage notes balances for the years ended December 31, 2000 and 1999:

                                                2000                1999
                                                ----                ----
                                                    (In thousands)

Gross mortgage notes .....................   $211,581            $213,617
Reserve for uncollectable loans ..........     (4,871)                  -
                                               ------             -------
  Net mortgage notes at December 31 ......   $206,710            $213,617
                                             ========            ========

    Mortgage notes receivable relate to 63 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in 13 states, operated by 12 independent healthcare operating companies.

    The Company monitors compliance with mortgages and when necessary has initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

    During 2000, the Company determined that a certain mortgage was impaired and accordingly wrote down the mortgage to its net realizable value resulting in a provision for loan loss of $4.9 million. Income recognized on the mortgage was $745,000, $966,000, and $951,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

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

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The outstanding principal amount of mortgage notes receivable, net of allowances, are as follows:

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                    2000                1999
                                                                                                    ----                ----
                                                                                                          (In thousands)

Participating mortgage note due 2007; interest at 16.00% payable
     monthly (excluding 1.0% deferred interest)..................................................  $58,800            $58,800

Participating mortgage note due 2003; interest at 10.55% payable monthly ........................   37,500             37,500

Participating mortgage note due 2008; interest at 10.08% payable monthly ........................   12,000             12,000

Convertible participating mortgage note due 2001; monthly interest
     payments at 16.16% with principal due at maturity ..........................................    8,932              8,932

Convertible participating mortgage note due 2016, monthly
     interest payments at 13.50%.................................................................    8,114              8,127

Mortgage notes due 2015; monthly payments of $189,004, including
     interest at 11.01% .........................................................................   16,199             16,656

Mortgage note due 2010; monthly payment of $124,826, including
     interest at 11.50%..........................................................................   12,805             12,825

Mortgage note due 2006; monthly payment of $107,382, including
     interest at 11.50%..........................................................................   11,025             11,035

Other mortgage notes ............................................................................   19,527             20,975

Other convertible participating mortgage notes ..................................................   15,287             15,297

Other participating mortgage notes ..............................................................    6,521             11,470
                                                                                                     -----             ------
     Total mortgages - net ...................................................................... $206,710           $213,617
                                                                                                  ========           ========

    Mortgage notes are shown net of allowances of $4,871,000 in 2000. There were no provisions recorded prior to 2000.

    On December 30, 1999, the Company provided notice as to an Event of Default and acceleration of the due date to the mortgagor of the $58.8 million participating mortgage note. The total obligation outstanding at that time, including deferred interest, was $63.3 million. At that date the mortgagor was current with respect to principal and interest payments due on the loan but had failed to fully comply with certain covenants and to pay certain property taxes. On January 13, 2000, the Company offset security deposits of $2.4 million against unpaid current and deferred interest. On January 18, 2000 the mortgagor filed with the Bankruptcy Court of Wilmington, Delaware for protection under Chapter 11 of the Bankruptcy Code. While the Company's collection actions have been stayed as a result of the bankruptcy filing by the mortgagor, the Company believes the security for its loan will be adequate for collection of amounts due. During 2000, the Company recorded interest on this mortgage note at a rate equal to the results expected from negotiations with the operator, and continues to accrue interest at this reduced rate. On February 1, 2001, four facilities that were collateral for this mortgage were sold to a third-party, and the Company received a separate mortgage note in the amount of $4.5 million, which is secured by liens on the underlying real estate. The Company reduced the amount of the participating mortgage note by $4.5 million.

    The estimated fair value of the Company's mortgage loans at December 31, 2000 is approximately $230.6 million. Fair value is based on the estimates by management using rates currently prevailing for comparable loans.


NOTE 4 - OTHER INVESTMENTS

    A summary of the Company's other investments is as follows:

                                                                              At December 31,
                                                                              ---------------
                                                                            2000        1999
                                                                            ----        ----
          Assets leased by United States Postal Service-net ............. $22,416     $22,672
          Notes Receivable ..............................................  24,550      27,548
          Allowance for loss on notes receivable ........................  (8,995)     (1,460)
          Equity Securities of Omega Worldwide Inc. .....................   5,435       8,015
          Equity Securities of Principal Healthcare Finance
          Limited .......................................................   1,615       1,615
          Equity Securities of Principal Healthcare Finance
          Trust .........................................................   1,266       1,266
          Other .........................................................   6,955      15,804
                                                                           -----       ------
             Total Other Investments .................................... $53,242     $75,460
                                                                           ======      ======

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 -- CONCENTRATION OF RISK

    As of December 31, 2000, 92% of the Company's real estate investments are related to long-term care facilities. The Company's facilities are located in 29 states and are operated by 27 independent healthcare operating companies.

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

     Most of the Company's nursing home investments were designed exclusively to provide long-term healthcare services. These facilities are also subject to detailed and complex specifications for the physical characteristics as mandated by various governmental authorities. If the facilities cannot be operated as long-term care facilities, finding alternative uses may be difficult. The Company's triple-net leases require its tenants to comply with regulations affecting its facilities, and the Company regularly monitors compliance by tenants with healthcare facilities' regulations. Nevertheless, if tenants fail to perform their obligations, the Company may be required to do so in order to maintain the value of its investments.

    Approximately 77% of the Company's real estate investments are operated by 7 public companies, including Sun Healthcare Group, Inc. (26.1%), Integrated Health Services, Inc. (17.5%), Advocat, Inc. (11.6 %), Vencor Operating, Inc. (5.8%), Mariner Post-Acute Network (6.4%), Genesis Health Ventures, Inc. (5.3%) and Alterra Healthcare Corporation (formerly Alternative Living Services) (3.7%). Of the remaining 20 operators, none operate investments in facilities representing more than 3.4% of the total real estate investments.

    Many of the nursing home companies operating the Company's facilities have reported significant operating losses in the last two years. The Company has initiated discussions with all operators who are experiencing financial difficulties, as well as state officials who regulate its properties. It also has initiated various other actions to protect its interest under its leases and mortgages.

NOTE 6 - LEASE AND MORTGAGE DEPOSITS

    The Company obtains liquidity deposits and letters of credit from most operators pursuant to its leases and mortgages. These generally represent the monthly rental and mortgage interest income for periods ranging from three to six months with respect to certain of its investments. At December 31, 2000, the Company held $7.6 million in such liquidity deposits and $9.6 million in letters of credit. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate / personal guarantees.

NOTE 7 -- BORROWING ARRANGEMENTS

    On July 17, 2000, the Company replaced its $200 million unsecured revolving line of credit facility with a new $175 million secured revolving line of credit facility that expires on December 31, 2002. Borrowings bear interest at 2.5% to 3.25% over LIBOR, based on the Company's leverage ratio. Borrowings of approximately $129 million are outstanding at December 31, 2000. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 10.00% at December 31, 2000 and 7.30% at December 31, 1999. Investments with a gross book value of approximately $240 million are pledged as collateral for this revolving line of credit facility.

    On August 16, 2000, the Company replaced its $50 million secured revolving line of credit facility with a new $75 million secured revolving line of credit facility that expires on March 31, 2002 as to $10 million and June 30, 2005 as to $65 million. Borrowings under the facility bear interest at 2.5% to 3.75% over LIBOR, based on the Company's leverage ratio and collateral assigned. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 9.77% at December 31, 2000 and 8.44% at December 31, 1999. Investments with a gross book value of approximately $90 million are currently pledged as collateral for this revolving line of credit facility.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Company is required to meet certain financial covenants, including prescribed leverage and interest coverage ratios on its long-term borrowings.

    The following is a summary of the Company's long-term borrowings:

                                                                                     December 31,
                                                                                     ------------
                                                                               2000                  1999
                                                                               ----                  ----
                                                                                    (In thousands)
Unsecured borrowings:
  6.95% Notes due June 2002 ................................................ $125,000             $125,000
  6.95% Notes due August 2007 ..............................................  100,000              100,000
  Subordinated Convertible Debentures due 2001 .............................   16,590               48,405
  Unsecured Notes due July 2000 ............................................        -               81,381
  Other ....................................................................    4,455                4,615
                                                                                -----                -----
                                                                              246,045              359,401
Secured borrowings:
  Revolving lines of credit ................................................  185,641              166,600
  Industrial Development Revenue Bonds .....................................    8,375                8,595
  Mortgage notes payable to banks ..........................................    6,112               14,844
  HUD loans ................................................................    5,219                5,329
                                                                                -----                -----
                                                                              205,347              195,368
                                                                              -------              -------
                                                                             $451,392             $554,769
                                                                             ========             ========

    The Subordinated Convertible Debentures ("Debentures") are convertible at any time into shares of Common Stock at a conversion price of $26.962 per share. The Debentures are unsecured obligations of the Company and are subordinate in right and payment to the Company's senior unsecured indebtedness. The balance of the Debentures was repaid in full on February 1, 2001 principally utilizing borrowings under the Company's revolving lines of credit. (See Note 15 - Subsequent Events).

    On July 15, 2000 the Company repaid the 10% and 7.4% Unsecured Notes issued in 1995. The effective interest rate for the unsecured notes was 8.8%, with interest-only payments due semi-annually through July 2000.

    Real estate investments with a gross book value of approximately $41 million are pledged as collateral for outstanding secured borrowings. Long-term secured borrowings are payable in aggregate monthly installments of approximately $282,300, including interest at rates ranging from 7.0% to 10.0%.

    Assuming none of the Company's borrowing arrangements are refinanced, converted or prepaid prior to maturity, required principal payments for each of the five years following December 31, 2000 and the aggregate due thereafter are set forth below:

               2001 .....................................  $ 18,882
               2002 .....................................   263,429
               2003 .....................................     2,026
               2004 .....................................     2,176
               2005 .....................................    50,036
               Thereafter ...............................   114,843
                                                            -------
                                                          $ 451,392
                                                          =========

    The estimated fair values of the Company's long-term borrowings is approximately $415.0 million at December 31, 2000 and $508.5 million at December 31, 1999. Fair values are based on the estimates by management using rates currently prevailing for comparable loans.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 -- FINANCIAL INSTRUMENTS

    At December 31, 2000 and 1999, the carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                         2000                               1999
                                                                         ----                               -----
                                                               Carrying            Fair            Carrying         Fair
                                                                Amount            Value             Amount          Value
                                                                ------            -----             ------          -----
              Assets:
                Cash and cash equivalents.................... $   7,172        $   7,172         $   4,105      $   4,105
                Mortgage notes receivable - net .............   206,710          230,590           213,617        230,781
                Other investments ...........................    53,242           53,675            75,460         74,610
                                                                 ------           ------            ------         ------
                  Totals                                      $ 267,124        $ 291,437           293,182        309,496
                                                              =========        =========           =======        =======

              Liabilities:
                Revolving lines of credit ................... $ 185,641        $ 185,641         $ 166,600      $ 166,600
                6.95% Notes .................................   225,000          190,177           225,000        181,832
                Senior Unsecured Notes ......................         -                -            81,381         81,054
                Subordinated Convertible Debentures .........    16,590           17,101            48,405         47,402
                Other long-term borrowings ..................    24,161           22,121            33,383         31,620
                                                                 ------           ------            ------         ------
                  Totals .................................... $ 451,392        $ 415,040         $ 554,769      $ 508,508
                                                              =========        =========         =========      =========

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

    The Company utilizes interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 2000, the Company had an interest rate cap with a notional amount of $100 million and an interest rate swap with a notional amount of $32 million, based on 30-day London Interbank Offered Rates (LIBOR). Under the $100 million agreement, the Company's LIBOR base interest rate cannot exceed 7.5%. This agreement expires in March, 2001. Under the $32 million agreement, the Company receives payments when LIBOR interest rates exceed 6.35% and pays the counterparties when LIBOR rates are under 6.35%. The amounts exchanged are based on the notional amounts. The $32 million agreement expires on December 17, 2001. The combined fair value of the interest rate swaps at December 31, 2000 was a deficit of $351,344.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    Based on the Company's derivative positions at December 31, 2000, the Company estimates that upon adoption it will record a loss from the cumulative effect of an accounting change of approximately $400,000 in the consolidated statement of operations.


NOTE 9 -- RETIREMENT ARRANGEMENTS

    The Company has a 401(k) Profit Sharing Plan covering all eligible employees. Under the Plan, employees are eligible to make contributions, and the Company, at its discretion, may match contributions and make a profit sharing contribution.

    In 1993,  the Company  adopted the 1993 Deferred  Compensation  Plan,  which covered all eligible employees and members of the Board of Directors. Participation by the directors in the Deferred Compensation Plan was terminated effective December 31, 1997, and accumulated benefits to the Directors under the plan were settled and paid in 1998.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The Deferred Compensation Plan is an unfunded plan under which the Company may award units that result in participation in the dividends and future growth in the value of the Company's common stock. The total number of units permitted by the plan is 200,000, of which 90,850 units have been awarded and 20,050 are outstanding at December 31, 2000. Units awarded to eligible participants vest over a period of five years based on the participant's initial service date.

    Provisions   charged   to  operations  with  respect  to  these   retirement
arrangements totaled $181,000,  $123,000 and $346,000,  in 2000, 1999, and 1998,
respectively.


NOTE 10 -- SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Series C Preferred Stock

    On July 14, 2000,  Explorer  Holdings,  L.P.  ("Explorer"),  an affiliate of
Hampstead Investment Partners III, L.P. ("Hampstead"), a private equity investor, completed an investment (the "Equity Investment") of $100.0 million in the Company in exchange for 1,000,000 shares of the Company's Series C Preferred Stock. The Company used a portion of the proceeds from the Equity Investment to repay $81 million of maturing debt on July 17, 2000.

    Shares of the Series C Preferred are convertible into Common Stock at any time by the holder at an initial conversion price of $6.25 per share of Common Stock. The shares of Series C Preferred are entitled to receive dividends at the greater of 10% per annum or the dividend payable on shares of Common Stock, with the Series C Preferred participating on an "as converted" basis. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and are payable quarterly commencing on November 15, 2000. Explorer agreed to defer until April 2, 2001, the accrued dividend of $4,666,667 payable on November 15, 2000 with respect to the Series C Preferred Stock. (See Note 15 - Subsequent Events).

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

    The general terms of the Equity Investment are set forth in the Investment Agreement. In addition to setting forth the terms on which Explorer has acquired the initial $100.0 million of Series C preferred, the Investment Agreement also contains provisions pursuant to which Explorer will make available, upon satisfaction of certain conditions up to $50.0 million to fund growth (the "Growth Equity Commitment"). Draws under the Growth Equity Commitment will be evidenced by Common Stock issued at the then fair market value less a discount agreed to by Explorer and the Company representing the customary discount applied in rights offerings to an Issuer's existing security holders, or, if not agreed, 6%. Following the drawing in full of the Growth Equity Commitment or upon expiration of the Initial Growth Equity Commitment, Explorer will have the option to provide up to an additional $50.0 million to fund growth for an additional twelve month period (the "Increased Growth Equity Commitment"). Draws under the Increased Growth Equity Commitment will be subject to the same conditions as applied to the Growth Equity Commitment and the Common Stock so issued will be priced in the same manner described above.

    If Explorer exercises its option to fund the Increased Growth Equity Commitment, the Company will have the option to engage in a Rights Offering to all common stockholders other than Explorer and its affiliates. In the Rights Offering, stockholders will be entitled to acquire their proper share of the Common Stock issued in connection with the Growth Equity Commitment at the same price paid by Explorer. Proceeds received from the Rights Offering will be used to repurchase Common Stock issued to Explorer under the Growth Commitment.

    Upon the first to occur of the drawing in full of the Increased Growth Equity Commitment or the expiration of the Increased Growth Equity Commitment, the Company again will have the option to engage in a second Rights Offering, Stockholders (other than Explorer and its affiliates) will be entitled to acquire their proportionate share of the Common Stock issued in connection with the Increased Growth Equity Commitment at the same price paid by Explorer. Proceeds received in connection with the second Rights Offering will be used to repurchase Common Stock issued to Explorer under the increased Growth Commitment.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    In connection with Explorer's Equity Investment, the Company entered into a Shareholders Agreement with Explorer dated July 14, 2000 (the "Shareholders' Agreement") pursuant to which Explorer is entitled to designate up to four members of the Company's Board of Directors depending on the percentage of total voting securities (consisting of Common Stock and Series C Preferred) acquired from time to time by Explorer pursuant to the documentation entered into by Explorer in connection with the Equity Investment. Explorer is entitled to designate at least one director of the Company's Board of Directors as long as it owns at least five percent (5%) of the total voting power of the Company and to approve one "independent director" as long as it owns at least twenty-five percent (25%) of the shares it acquired at the time it completed the Equity Investment (or Common Stock issued upon the conversion of the Series C Preferred acquired by Explorer at such time). Explorer's director designations terminate upon the tenth anniversary of the Shareholders' Agreement.

     The Company has amended its Stockholders' Right Plan to exempt Explorer and any of its transferees that become parties to the standstill as Acquiring Persons under such plan. Subsequent acquisitions of voting securities by a transferee of more than 9.9% of voting securities from Explorer are limited to not more than 2% of the total amount of outstanding voting securities in any twelve-month period.

     The Company has agreed to indemnify Explorer, its affiliates and the individuals that will serve as directors of the Company against any losses and expenses that may be incurred as a result of the assertion of certain claims, provided that the conduct of the indemnified parties meets certain required standards. In addition, the Company has agreed to pay Explorer an advisory fee if Explorer provides assistance to the Company in connection with evaluating growth opportunities or other financing matters. The amount of the advisory fee will be mutually determined by the Company and Explorer at the time the services are rendered based upon the nature and extent of the services provided. The Company will also reimburse Explorer for Explorer's out-of-pocket expenses, up to a maximum of $2.5 million, incurred in connection with the Equity Investment. To date, the Company has reimbursed Explorer approximately $964,000 of such expenses.

Series A and Series B Cumulative Preferred Stock

    On April 28, 1998, the Company received gross proceeds of $50 million from the issuance of 2 million shares of 8.625% Series B Cumulative Preferred Stock ("Series B Preferred Stock") at $25 per share. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly commencing on August 15, 1998. On April 7, 1997, the Company received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly. At December 31, 2000, the aggregate liquidation preference of Series A and Series B preferred stock issued is $107,500,000.

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

    The Company amended its Stockholders' Right Plan to exempt Explorer and any of its transferees that become parties to the standstill as Acquiring Persons under such plan. Subsequent acquisitions of voting securities by a transferee of more than 9.9% of voting securities from Explorer are limited to not more than 2% of the total amount of outstanding voting securities in any 12 month period.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options and Stock Purchase Assistance Plan

    In January 1998, the Company adopted a stock purchase assistance plan, whereby the Company extended credit to directors and employees to purchase the Company's stock through the exercise of stock options. During 2000, the Company terminated this borrowing program and forgave the outstanding stock option loans in exchange for the surrender of the underlying stock certificates and payment of all outstanding interest on the loans. The Company recorded a charge of $1.9 million related to these loans, which is included in the provision for loss on mortgages and notes receivable in the Company's Consolidated Statements of Operations.

    Under the terms of the 2000 Stock Incentive Plan, the Company reserved 3,500,000 shares of common stock for grants to be issued during a period of up to 10 years. Options are exercisable at the market price at the date of grant, expire five years after date of grant for over 10% owners and 10 years from the date of grant for less than 10% owners. Directors' shares vest over three years while other grants vest over five years. Directors, officers and employees are eligible to participate in the Plan. Options for 1,346,953 shares have been granted to 22 eligible participants. Additionally, 275,052 shares of restricted stock have been granted under the provisions of the Plan. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of shareholders' equity. Unearned compensation is amortized to expense generally over the vesting period, with charges to operations of $535,000, $635,000, and $612,000 in 2000, 1999, and 1998, respectively.

    During 2000, 1,005,000 Dividend Equivalent Rights were granted to eligible employees. A Dividend Equivalent Right entitles the participant to receive payments from the Company in an amount determined by reference to any cash dividends paid on a specified number of shares of stock to the Company stockholders of record during the period such rights are effective. The Company recorded $502,500 of expense related to the Dividend Equivalent Rights in 2000.

    At December 31, 2000, options currently exercisable (49,562) have a weighted average exercise price of $25.677, with exercise prices ranging from $24.45 to $37.20. There are 1,877,995 shares available for future grants as of December 31, 2000.

    The following is a summary of activity under the plan. Exercise prices and all other option data for grants prior to April 2, 1998 have been adjusted based on a formula reflecting the per share value of the distribution of Omega Worldwide, Inc.

                                                               Stock Options
                                                               -------------
                                                                                 Weighted
                                                Number of                         Average
                                                 Shares        Exercise Price      Price
                                                 ------        --------------      -----

   Outstanding at December 31, 1997 .........    710,726      $19.866-$34.795     $29.265
      Granted during 1998 ...................     84,000       28.938- 37.205      35.342
      Exercised .............................   (151,200)      19.866- 30.210      23.605
      Canceled ..............................    (67,599)      24.215- 35.500      33.462
                                                 -------       --------------      ------
   Outstanding at December 31, 1998 .........    575,927       19.866- 37.205      31.144
      Granted during 1999 ...................    101,500       15.250- 30.188      27.483
      Canceled ..............................   (312,164)      28.938- 36.676      33.099
                                               ---------       --------------      ------
   Outstanding at December 31, 1999 .........    365,263       15.250- 37.205      28.542
      Granted during 2000 ...................  1,109,500        5.688-  7.750       6.268
      Canceled ..............................   (307,699)       6.125- 37.205      28.885
                                                --------        -------------      ------
   Outstanding at December 31, 2000 .........  1,167,064      $ 5.688- 37.205     $ 7.276
                                               =========       ==============     =======

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

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    In 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard prescribes a fair value-based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. Based on the Company's option activity, net earnings would have increased in 2000 and 1999 by approximately $1,064,000 and $618,000, respectively and decreased in 1998 by approximately $2.2 million. Net earnings per basic and diluted common share on a pro forma basis would have increased in 2000 and 1999 by approximately $.06 and $.03, respectively, and decreased in 1998 by $.11 under APB 25. The estimated weighted average fair value of options granted in 2000, 1999, and 1998 was $407,000, $168,000 and $220,000, respectively. In determining the estimated fair value of the Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest rates of 5.2% in 2000, 6.5% in 1999 and 6% in 1998; a dividend yield of 10% in 2000 and 1999 and 6.75% in 1998; volatility factors of the expected market price of the Company's common stock based on 30.0% volatility in 2000, 22.7% in 1999 and 15.0% in 1998; and a weighted-average expected life of the options of eight years for each of the three years.

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


NOTE 11 -- RELATED PARTY TRANSACTIONS

     The Company has agreed to pay Explorer an advisory fee if Explorer provides assistance to the Company in connection with the evaluating growth opportunities or other financing matters. The amount of the advisory fee will be mutually determined by the Company and Explorer, based upon the nature and the extent of the services provided and the results achieved. The Company will also reimburse Explorer for Explorer's out-of-pocket expenses, up to a maximum of $2.5 million, incurred in connection with the Equity Investment. To date, the Company has reimbursed Explorer for approximately $964,000 of such expenses.

    Explorer agreed to defer until April 2, 2001, the accrued dividend of $4,666,667 payable on November 15, 2000 with respect to the Series C preferred stock. In exchange for this deferral, the Company agreed to pay Explorer a waiver fee equal to 10% per annum of the unpaid dividend from November 15, 2000 until the October dividend is paid. (See note 15 - Subsequent Events)

    In 1995, the Company sponsored the organization of Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom. Prior to the April 2, 1998 contribution to Omega Worldwide, Inc. ("Worldwide") as explained below, the Company had invested $30.7 million in Principal, of which $23.8 million was represented by a (pound)15 million subordinated note due December 31, 2000, and $6.9 million was represented by an equity investment. The Company had also provided investment advisory and management services to Principal and had advanced temporary loans to Principal from time to time.

    In November 1997, the Company formed Worldwide, a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. On April 2, 1998, the Company contributed substantially all of its Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. Of the 8,500,000 shares of Worldwide received by the Company, approximately 5,200,000 were distributed on April 2, 1998 to the Company's shareholders on the basis of one Worldwide share for every 3.77 common shares of the Company held by shareholders of the Company on the record date of February 1, 1998. Of the remaining 3,300,000 shares of Worldwide received by the Company, 2,300,000 shares were sold by the Company on April 3, 1998 for net proceeds of approximately $16,250,000 in a secondary offering pursuant to a registration statement of Worldwide. The market value of the distribution to shareholders approximated $39 million or $1.99 per share. The Company recorded a non-recurring gain of $30.2 million on the distribution and secondary offerings of Worldwide common shares during 1998. In April 1999, in conjunction with a similar acquisition by Worldwide, the Company acquired an interest in Principal Healthcare Finance Trust ("the Trust"), an Australian Unit Trust, which owns 44 nursing home facilities and 483 assisted living units in Australia and New Zealand.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    As of December 31, 2000, the Company holds 1,163,000 shares of Worldwide common stock and 260,000 shares of its preferred stock. The carrying value of the Company's investment in Worldwide is $5,435,000, including the market value of its common stock and its cost basis in its preferred stock. The Company also holds a $1,615,000 investment in Principal, represented by 990,000 ordinary shares of Principal, and a $1,266,000 investment in the Trust.

    The Company has guaranteed repayment of Worldwide borrowings pursuant to a revolving credit facility in exchange for an initial 1% fee and an annual facility fee of 25 basis points. At December 31, 2000 borrowings of $2,850,000 were outstanding under Worldwide's revolving credit facility. Worldwide's credit agreement calls for scheduled payments to be made until fully repaid in June 2001. Under this agreement, no further borrowings may be made by Worldwide under its revolving credit facility. The Company is required to provide collateral in the amount of $8.8 million related to the guarantee of Worldwide's obligations. Upon repayment by Worldwide of the remaining outstanding balance under its revolving credit facility, the subject collateral will be released in connection with the termination of the Company's guarantee.

    Additionally, the Company had a Services Agreement with Worldwide that provided for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs has been based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Upon expiration of this agreement on June 30, 2000, the Company entered into a new agreement requiring quarterly payments from Worldwide of $37,500 for the use of offices and certain administrative and financial services provided by the Company. Upon the reduction of the Company's accounting staff, the Service Agreement was renegotiated again on November 1, requiring quarterly payments from Worldwide of $32,500. Costs allocated to Worldwide for 2000 and 1999 were $404,000 and $754,000, respectively.


NOTE 12 -- DIVIDENDS

    In order to qualify as a real estate investment trust, the Company must, among other requirements, distribute at least 95% of its real estate investment trust taxable income to its shareholders. Per share distributions by the Company were characterized in the following manner for income tax purposes:

       Common                                    2000      1999       1998
       ------                                    ----      ----       ----
       Ordinary income .....................  $      -  $  2.100   $  2.275
       Return of capital ...................     1.000     0.700      0.191
       Long-term capital gain                        -         -      0.214
                                                ------    ------     ------
         Total dividends paid ..............  $  1.000  $  2.800   $  2.680
                                              ========  ========   ========
       Common Non-Cash
       ---------------
       Return of capital ...................  $      -   $     -   $  0.461
       Long-term capital gain ..............         -         -      1.529
                                               -------   -------   --------
         Total non-cash distribution .......  $      -   $     -   $  1.990
                                              ========   =======   ========
       Series A Preferred
       ------------------
       Ordinary income .....................   $ 2.313   $ 2.313    $ 2.313
                                              ========  ========   ========
       Series B Preferred
       ------------------
       Ordinary income .....................   $ 2.156  $  2.156    $ 1.078
                                               =======  ========    =======

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Following are details of changes in operating assets and liabilities (excluding the effects of non-cash expenses), and other non-cash transactions:

                                                                                       For the year ended December 31,
                                                                                  2000            1999            1998
                                                                                  ----            ----            ----
                                                                                              (In thousands)
Increase (decrease) in cash from changes in operating assets and liabilities:
     Operating assets, including $517 and $2,896 transferred
       to held for sale in 1999 and 1998, respectively .......................  $ 1,306        $   (568)        $ (8,183)
     Accrued interest ........................................................   (3,751)            589              (70)
     Other liabilities .......................................................    2,465          (5,550)           4,273
                                                                                  -----          ------            -----
                                                                                   $ 20        $ (5,529)        $ (3,980)
                                                                                  =====        ========         ========

Other non-cash investing and financing transactions:
    Acquisition of real estate:
         Value of real estate acquired ....................................... $      -        $    302         $    283
         Common stock issued .................................................        -            (302)            (283)
    Common stock issued for conversion of debentures .........................        -               -           13,862
Interest paid during the period ..............................................   44,221          41,015           31,464

NOTE 14 - LITIGATION

         The Company is subject to various legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

    On June 20, 2000, the Company and its chief executive officer, chief financial officer and chief operating officer were named as defendants in certain litigation brought by Ronald M. Dickerman, in his individual capacity, in the United States District Court for the Southern District of New York. In the complaint, Mr. Dickerman contends that the Company and the named executive officers violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mr. Dickerman subsequently amended the complaint to assert his claims on behalf of an unnamed class of plaintiffs. On July 28, 2000, Benjamin LeBorys commenced a class action lawsuit making similar allegations against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. The cases have been consolidated, and Mr. LeBorys has been named lead plaintiff. The plaintiffs seek unspecified damages. The Company has reported the litigation to its directors and officers liability insurer. The Company believes that the litigation is without merit and is defending vigorously. The Company's Motion to Dismiss was filed with the Court on February 16, 2001.

     On June 21, 2000, the Company was named as a defendant in certain litigation brought against it by Madison/OHI Liquidity Investors, LLC ("Madison"), a customer that claims that the Company has breached and/or anticipatorily breached a commercial contract. Mr. Dickerman is a partner of Madison and is a guarantor of Madison's obligations to the Company. Madison claims damages as a result of the alleged breach of approximately $700,000. Madison seeks damages as a result of the claimed anticipatory breach in the amount of $15 million or, in the alternative, Madison seeks specific performance of the contract as modified by a course of conduct that Madison alleges developed between Omega and the Company. The Company contends that Madison is in default under the contract in question. The Company believes that the litigation is meritless. The Company is defending vigorously and on December 5, 2000, filed counterclaims against Madison and the guarantors, including Mr. Dickerman, seeking repayment of approximately $8.5 million that Madison owes the Company.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Karrington Health, Inc. brought suit against the Company alleging that the Company repudiated and ultimately breached a financing contract to provide $95,000,000 of financing for the development of 13 assisted living facilities. Karrington seeks recovery of approximately $20,000,000 in damages it alleges to have incurred as a result of the breach. The Company denies that it entered into a valid and binding contract with Karrington and is vigorously defending the litigation.


NOTE 15 -- SUBSEQUENT EVENTS

    On February 1, 2001, the Company repaid the outstanding balance of its 8.5% Subordinated Convertible Debentures due February 1, 2001 from cash and revolving credit line availability.

    On February 1, 2001, the Company also announced suspension of payments of common and preferred dividends to strengthen the Company's Balance Sheet while it pursues alternatives for extending or repaying its 2002 debt maturities. The Company can give no assurance as to when the dividends will be reinstated or the amount of the dividends, if and when such payments are recommenced. All accrued and unpaid dividends on the Company's outstanding shares of Series A, B and C Preferred Stock must be paid in full before dividends on the Common Stock can be resumed.

    On March 30, 2001, the Company exercised its option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share. (See "Note 11 - Related Party Transactions" for information regarding the dividend deferral).

    In March 2001, the Company announced that it continues its discussions with several of its lessees to resolve payment issues, including Alterra Healthcare Corp., Lyric Healthcare, Alden Management Services Inc., and TLC Healthcare Inc. Alterra has recently issued a press release stating that it had informed certain of its lenders and landlords in March, 2001 that they will not be paying their March rents and debt service and are seeking relief as to these payments. The Company has a master lease with Alterra relating to ten assisted living facilities representing an investment of $34.1 million which provides for annual rental payments of $3.6 million. Alterra has not made its March rental payment to the Company, and while discussions are ongoing the Company has sent Alterra a notice of default.

    Additionally, during the first quarter of 2001, pursuant to a forbearance agreement between the Company and Lyric through April 30, 2001, the Company began receiving 60% of the approximately $860,000 of monthly rent due under the Lyric leases. Discussions are continuing with Lyric to reach a permanent restructuring agreement. The Company's total original investment in the ten nursing homes covered under the leases is $95.4 million, and annual rent is $10.3 million.

    Affiliates of Alden Management, Inc., Chicago, IL, are delinquent in paying their lease, loan and escrow payments on the four facilities it leases from the Company. These facilities represent an initial investment by the Company of $31.3 million, with annual rent of approximately $3.2 million. Discussions with Alden are ongoing.

    TLC Healthcare of Illinois, Inc. has made only partial payments under its master lease with the Company based on the shutdown of one of its facilities having an annual rent payment of approximately $732,000, and has notified the Company that it may not be able to make its April payment on its other seven facilities or otherwise fund operations with annual rent and mortgage payments totaling approximately $2.8 million. The Company has funded $623,000 for payroll at the facilities to facilitate continued operations and is taking steps to transition the operations of the facilities to qualified operators through new lease or management structures.

    In several instances the Company holds security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under Chapter 11 of the Bankruptcy Code.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16 -- SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                                       March 31       June 30         September 30       December 31
                                                                       --------       -------         ------------       -----------
                                                                                      (In thousands, except per share)
2000
Revenues .............................................................. $ 57,214       $ 70,448          $ 74,010          $ 74,121
(Loss) earnings before gain (loss) on assets sold .....................    3,018          4,637           (64,984)           (2,217)
Net (loss) earnings available to common ...............................      610         12,680           (70,797)           (8,978)
(Loss) earnings before gain (loss) on assets sold per share:
    Basic (loss) earnings before gain (loss) on asset dispositions .... $   0.15       $   0.23          $  (3.24)         $  (0.11)
    Diluted (loss) earnings before gain (loss) on asset dispositions ..     0.15           0.23             (3.24)            (0.11)
Net (Loss) Earnings Available to Common per share:
    Basic net (loss) earnings ......................................... $   0.03       $   0.63          $  (3.53)         $  (0.45)
    Diluted net (loss) earnings .......................................     0.03           0.63             (3.53)            (0.45)
Cash dividends paid on common stock ...................................     0.50              -              0.25              0.25

1999
Revenues .............................................................. $ 30,177       $ 30,914          $ 40,971          $ 46,067
(Loss) earnings before gain (loss) on assets sold .....................   12,825         13,010            12,355            (8,012)
Net (loss) earnings available to common ...............................   10,417         10,602             9,947           (20,926)
(Loss) earnings before gain (loss) on assets sold per share:
    Basic (loss) earnings before gain (loss) on asset dispositions .... $   0.64       $   0.66          $   0.62          $  (0.40)
    Diluted (loss) earnings before gain (loss) on asset dispositions ..     0.64           0.65              0.62             (0.40)
Net (Loss) Earnings Available to Common per share:
    Basic net (loss) earnings ......................................... $   0.52       $   0.53          $   0.50          $  (1.05)
    Diluted net (loss) earnings .......................................     0.52           0.53              0.50             (1.05)
Cash dividends paid on common stock ...................................     0.70           0.70              0.70              0.70

Note: During the three-month periods ended March 31, 2000, September 30, 2000 and December 31, 2000, the Company recognized a provision for impairment of assets of $4,500, $49,849 and $7,341 respectively. Additionally, during the three-month period ended June 30, 2000, the Company recognized a gain of $10,451 related to assets sold during the period. During the three-month period ended December 31, 1999, the Company recognized a loss of $30,000 related to assets sold during the period and a provision for impairment of assets held for sale (See Note 2 - Properties).


NOTE 17 - CONSULTING AND SEVERANCE AGREEMENTS

    On July 18, 2000, the Company entered into a Consulting and Severance Agreement with Essel W. Bailey, Jr. (The "Bailey Severance Agreement"), pursuant to which Mr. Bailey resigned as an officer of the Company. Mr. Bailey's resignation and the Bailey Severance Agreement became effective on July 14, 2000.

   Pursuant to the Bailey Severance Agreement, Mr. Bailey received payment of his regular salary through the effective date of his resignation and a lump-sum severance payment equal to $1,555,000. The Bailey Severance Agreement provides that Mr. Bailey is fully vested in his deferred compensation plan and in 59,708 shares of his restricted stock. Pursuant to the Bailey Severance Agreement, Mr. Bailey will provide consulting services to the Company for twelve months following his resignation. In exchange for consulting services and his agreement not to compete with the Company or solicit its customers or employees, Mr. Bailey will receive compensation equal to $147,500 per month for twelve months.

   The costs incurred related to the Bailey Severance Agreement, along with costs incurred in connection with a similar agreement with the Company's former Chief Financial Officer, total approximately $4.7 million and have been included in the Company's Consolidated Statements of Operations in 2000.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18 - SEGMENT INFORMATION

The following tables set forth the reconciliation of operating results and total assets for the Company's reportable segments for the years ended December 31, 2000, 1999 and 1998.

                                                                       For the year ended December 31, 2000 (In Thousands)
                                                                       ---------------------------------------------------
                                                                                    Owned and
                                                                                   Operated and
                                                                        Core       Assets Held      Corporate
                                                                     Operations      For Sale       and Other    Consolidated
                                                                     ----------      --------       ---------    ------------
Operating Revenues ...............................................      $ 91,434       $ 175,559      $      -       $ 266,993
Operating Expenses ...............................................             -        (178,975)            -        (178,975)
                                                                        --------        --------       -------        --------
  Net operating income ...........................................        91,434          (3,416)            -          88,018
Adjustments to arrive at net income:
  Other revenues .................................................             -               -         8,800           8,800
  Interest expense ...............................................             -               -       (42,400)        (42,400)
  Depreciation and amortization ..................................       (17,978)         (3,797)       (1,490)        (23,265)
  General and administrative .....................................             -               -        (6,425)         (6,425)
  Legal ..........................................................             -               -        (2,467)         (2,467)
  State Taxes ....................................................             -               -          (195)           (195)
  Severance and consulting agreement costs .......................             -               -        (4,665)         (4,665)
  Provision for uncollectable mortgages and notes receivable .....        (4,871)              -       (10,386)        (15,257)
                                                                          ------          ------       -------         -------
                                                                         (22,849)         (3,797)      (59,228)        (85,874)
                                                                          ------           -----        ------          ------
Income before gain on assets sold and impairment
   charges .......................................................        68,585          (7,213)      (59,228)          2,144
Provision for impairment .........................................        (1,939)        (57,395)       (2,356)        (61,690)
Gain on assets sold - net ........................................         9,989               -             -           9,989
Preferred dividends ..............................................             -               -       (16,928)        (16,928)
                                                                         -------          ------       -------         -------
Net loss available to common .....................................      $ 76,635       $ (64,608)     $(78,512)      $ (66,485)
                                                                        ========       =========      ========       =========


Total Assets .....................................................     $ 724,338       $ 159,105      $ 65,008       $ 948,451
                                                                       =========       =========      ========       =========

                                                                          For the year ended December 31, 1999 (In Thousands)
                                                                          ---------------------------------------------------
                                                                                       Owned and
                                                                                      Operated and
                                                                           Core       Assets Held      Corporate
                                                                        Operations      For Sale       and Other    Consolidated
                                                                        ----------      --------       ---------    ------------
Operating Revenues ...............................................     $ 112,758       $  26,223      $      -     $   138,981
Operating Expenses ...............................................             -         (25,173)            -         (25,173)
                                                                         -------         -------          ----         -------
  Net operating income ...........................................       112,758           1,050             -         113,808
Adjustments to arrive at net income:
  Other revenues .................................................             -               -         9,148           9,148
  Interest expense ...............................................             -               -       (42,947)        (42,947)
  Depreciation and amortization ..................................       (21,204)           (814)       (2,193)        (24,211)
  General and administrative .....................................             -               -        (5,231)         (5,231)
  Legal ..........................................................             -               -          (386)           (386)
  State Taxes ....................................................             -               -          (503)           (503)
  Severance and consulting agreement costs .......................             -               -             -               -
  Provision for uncollectable mortgages and notes receivable .....             -               -             -               -
                                                                          ------            ----        ------          ------
                                                                         (21,204)           (814)      (42,112)        (64,130)
                                                                          ------            ----        ------          ------
Income before gain on assets sold and impairment
   charges .......................................................        91,554             236       (42,112)         49,678
Provision for impairment .........................................             -         (19,500)            -         (19,500)
Loss on assets sold - net ........................................             -         (10,507)            -         (10,507)
Preferred dividends ..............................................             -               -        (9,631)         (9,631)
                                                                         -------        --------        ------          ------
Net loss available to common .....................................      $ 91,554       $ (29,771)     $(51,743)    $    10,040
                                                                        ========       =========      ========        ========


Total Assets .....................................................     $ 841,558       $ 106,050      $ 91,123     $ 1,038,731
                                                                       =========       =========      ========     ===========

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                           For the year ended December 31, 1998 (In Thousands)
                                                                           ---------------------------------------------------
                                                                                        Owned and
                                                                                       Operated and
                                                                            Core       Assets Held     Corporate
                                                                         Operations      For Sale      and Other    Consolidated
                                                                         ----------      --------      ---------    ------------
Operating Revenues ...............................................     $ 102,471        $      -        $    -      $  102,471
Operating Expenses ...............................................             -               -             -               -
                                                                         -------            ----          ----         -------
  Net operating income ...........................................       102,471               -             -         102,471
Adjustments to arrive at net income:
  Other revenues .................................................             -               -         6,843           6,843
  Interest expense ...............................................             -               -       (32,436)        (32,436)
  Depreciation and amortization ..................................       (19,838)              -        (1,704)        (21,542)
  General and administrative .....................................             -               -        (4,852)         (4,852)
  Legal ..........................................................             -               -          (155)           (155)
  State Taxes ....................................................             -               -          (358)           (358)
  Severance and consulting agreement costs .......................             -               -             -               -
  Provision for uncollectable mortgages and notes receivable .....             -               -             -               -
                                                                         -------            ----        ------          ------
                                                                         (19,838)              -       (32,662)        (52,500)
                                                                         -------           -----       -------         -------
Income before gain on assets sold and impairment
   charges .......................................................        82,633               -       (32,662)         49,971
Provision for impairment .........................................             -          (6,800)            -          (6,800)
Gain on assets sold - net ........................................         2,798               -             -           2,798
Gain on distribution of Omega Worldwide, Inc .....................             -               -        30,240          30,240
Preferred dividends ..............................................             -               -        (8,194)         (8,194)
                                                                         -------           -----        ------          ------
Net loss available to common .....................................     $  85,431        $ (6,800)     $(10,616)    $    68,015
                                                                        ========        ========      ========        ========

Total Assets .....................................................     $ 936,414        $ 35,289      $ 65,504     $ 1,037,207
                                                                       =========        ========      ========     ===========


The revenues, expenses, assets and liabilities in the Company's consolidated financial statements which related to owned and operated assets are as follows:


                           (In Thousands)

                                             Year Ended December 31,
                                               2000            1999
                                               ----            ----
Revenues (1)
Medicaid .................................. $ 108,082       $ 16,636
Medicare ..................................    31,459          4,861
Private & Other ...........................    36,018          4,726
                                               ------          -----
Total Revenues ............................   175,559         26,223

Expenses
Administration ............................    34,264          4,925
Property & Related ........................    11,701          1,675
Patient Care Expenses .....................   120,444         17,393
                                              -------         ------
Total Expenses ............................   166,409         23,993

Contribution Margin .......................     9,150          2,230

Management Fees ...........................     8,778          1,180
Rent ......................................     3,788              -
                                                -----          -----

EBITDA (2) ................................  $ (3,416)       $ 1,050
                                             ========        =======

(1) Nursing home revenues from these owned and operated assets are recognized as services are provided.


(2) EBITDA represents earnings before interest, income taxes, depreciation and amortization It is considered by the Company to be a meaningful measure of performance of its Owned and Operated Assets. EBITDA in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                         (In Thousands)

                                                    December 31,
                                                    ------------
                                               2000            1999
                                               ----            ----
               ASSETS
Cash ...................................... $   5,364       $      -
Accounts Receivable - Net .................    30,030          9,588
Other Current Assets ......................     5,098             60
                                                -----          -----
  Total Current Assets ....................    40,492          9,648

Investment in leasehold ...................     1,679              -

Land and Buildings ........................   130,601         60,810
Less Accumulated Depreciation .............   (17,680)          (814)
                                              -------           ----
Land and Buildings - Net ..................   112,921         59,996
                                              -------         ------

TOTAL ASSETS .............................. $ 155,092       $ 69,644
                                            =========       ========

             LIABILITIES
Accounts Payable .......................... $   8,636      $   3,962
Other Current Liabilities .................     6,108          8,101
                                                -----          -----
  Total Current Liabilities ...............    14,744         12,063
                                               ------         ------

TOTAL LIABILITIES ......................... $  14,744       $ 12,063
                                            =========       ========

     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $7 million in 2000 and $0.2 million in 1999.

                        OMEGA HEALTHCARE INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 19 - EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                           2000          1999          1998
                                                                           ----          ----          ----
                                                                      (In thousands, except per share amounts)
Numerator:
(Loss) earnings before gain (loss) on assets sold .................     $ (59,546)     $ 30,178      $ 43,171
Preferred stock dividends .........................................       (16,928)       (9,631)       (8,194)
                                                                          -------        ------        ------
Numerator for (loss) earnings available to common before
  gain (loss) on assets sold - basic and diluted ..................       (76,474)       20,547        34,977
Gain (loss) on assets sold - net ..................................         9,989       (10,507)        2,798
Gain on distribution of Omega Worldwide, Inc. .....................             -             -        30,240
                                                                           ------        ------        ------
Numerator for net loss (earnings) per share - basic and diluted ...       (66,485)       10,040        68,015
                                                                          =======        ======        ======


Denominator:
Denominator for net loss (earnings) per share - basic .............        20,052        19,877        20,034
Effect of dilutive securities:
  Stock option incremental shares .................................             -             -             7
                                                                           ------        ------        ------
Denominator for net loss (earnings) per share - diluted ...........        20,052        19,877        20,041
                                                                           ======        ======        ======


                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                            2000          1999          1998
                                                                            ----          ----          ----

Net (loss) earnings per share - basic:
(Loss) earnings before gain (loss) on assets sold .................       $ (3.82)      $  1.04        $ 1.74
(Loss) gain on assets sold - net ..................................          0.50         (0.53)         1.65
                                                                             ----         -----          ----
Net (loss) earnings per share - basic .............................       $ (3.32)      $  0.51        $ 3.39
                                                                          =======        ======        ======

Net (loss) earnings per share - diluted:
(Loss) earnings before gain (loss) on assets sold .................       $ (3.82)      $  1.04        $ 1.74
(Loss) gain on assets sold - net ..................................          0.50         (0.53)         1.65
                                                                             ----         -----          ----
Net (loss) earnings per share - diluted ...........................       $ (3.32)      $  0.51        $ 3.39
                                                                          =======        ======        ======

The effect of converting the Series C Preferred Stock for the year 2000 and the effects of converting the 1996 convertible debentures have been excluded as all such effects are antidilutive.

              SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OMEGA HEALTHCARE INVESTORS, INC.
                                December 31, 2000

                                                                          (6)
                                                                      Gross Amount at
                                                                      Which Carried at
                                    Initial Cost                      Close of Period
                                     to Company    Cost Capitalized   ---------------                                  Life on Which
                                    -----------      Subsequent to       Buildings                                   Depreciation in
                                     Buildings        Acquisition        and Land        (7)                           Latest Income
                                     and Land    ---------------------  Improvements  Accumulated  Date of      Date      Statements
Description (1)       Encumbrances Improvements Improvements Impairment    Total     Depreciation Renovation  Acquired   is Computed
- ------------------------------------------------------------------------------------------------------------------------------------
Sun Healthcare
 Group, Inc.:                                                                                     1964-1995
  Alabama (LTC)                   $23,584,957                            $23,584,957  $2,549,186           March 31, 1997  33 years
  California (LTC, RH)  (4)(5)     65,912,924                             65,912,924   5,913,927          October 8, 1997  33 years
  Florida (LTC)                    10,796,688                             10,796,688   1,166,963           March 31, 1997  33 years
  Florida (LTC)                    10,700,000                             10,700,000   1,182,106        February 28, 1997  33 years
  Idaho (LTC)                         600,000                                600,000      66,286        February 28, 1997  33 years
  Illinois (LTC)                    4,900,000                              4,900,000     673,130          August 30, 1996  30 years
  Illinois (LTC)                    3,942,726                              3,942,726     426,151           March 31, 1997  33 years
  Indiana (LTC)                     3,000,000                              3,000,000     412,120          August 30, 1996  30 years
  Louisiana (LTC)                   4,602,574                              4,602,574     497,470           March 31, 1997  33 years
  Massachusetts (LTC)               8,300,000                              8,300,000     916,961        February 28, 1997  33 years
  North Carolina (LTC)   (4)       19,970,418                             19,970,418   3,936,793             June 4, 1994  39 years
  North Carolina (LTC)   (5)        2,739,021                              2,739,021     250,496          October 8, 1997  33 years
  Ohio (LTC)            (4)(5)     11,884,567                             11,884,567   1,070,766          October 8, 1997  33 years
  Tennessee (LTC)        (2)        7,942,374                              7,942,374   1,569,783       September 30, 1994  30 years
  Texas (LTC)                       9,415,056                              9,415,056   1,017,629           March 31, 1997  33 years
  Washington (LTC)       (4)        5,900,000                              5,900,000     650,949           March 31, 1997  33 years
  West Virginia (LTC)   (4)(5)     24,793,444                             24,793,444   2,196,026          October 8, 1997  33 years
                                  --------------------------------------------------------------
                                  218,984,749                            218,984,749 24,496,742
Integrated Health
 Services, Inc.:                                                                                  1979-1993
  Florida (LTC)          (5)       10,000,000                             10,000,000     792,958         January 13, 1998  33 years
  Florida (LTC)                    29,000,000                             29,000,000   2,361,040           March 31, 1998  33 years
  Illinois (LTC)         (5)       14,700,000                             14,700,000   1,221,821         January 13, 1998  33 years
  New Hampshire (LTC)    (5)        5,800,000                              5,800,000     495,564         January 13, 1998  33 years
  Ohio (LTC)             (5)       16,000,000                             16,000,000   1,268,733           March 31, 1998  33 years
  Pennsylvania (LTC)     (5)       14,400,000                             14,400,000   1,230,365         January 13, 1998  33 years
  Pennsylvania (LTC)                5,500,000                              5,500,000     436,127           March 31, 1998  33 years
  Washington (LTC)                 10,000,000                             10,000,000   2,118,746        September 1, 1996  20 years
                                  --------------------------------------------------------------
                                  105,400,000                            105,400,000   9,925,354
Advocat, Inc.:                                                                                    1972-1994
  Alabama (LTC)          (4)       11,638,797     707,998                 12,346,795   3,015,242          August 14, 1992 31.5 years
  Arkansas (LTC)         (4)       37,887,832   1,473,599                 39,361,431   9,842,102          August 14, 1992 31.5 years
  Kentucky (LTC)         (4)       14,897,402   1,816,000                 16,713,402   2,798,615             July 1, 1994 33 years
  Ohio (LTC)             (4)        5,854,186                              5,854,186     970,874             July 1, 1994 33 years
  Tennessee (LTC)        (2)        9,542,121                              9,542,121   2,449,079          August 14, 1992 31.5 years
  West Virginia (LTC)    (4)        5,283,525     502,338                  5,785,863     975,555             July 1, 1994 33 years
                                   -------------------------------------------------------------
                                   85,103,863   4,499,935                 89,603,798  20,051,467
Vencor Operating, Inc.:                                                                           1980-1994
  Arizona (LTC)                    24,029,032      44,924   (6,603,745)   17,470,211   1,327,091        December 31, 1998 33 years
  Indiana (LTC)                     8,383,671     100,914   (1,820,624)    6,663,961   1,997,691        December 23, 1992 31.5 years
  Texas (LTC)                      27,141,483      84,323                 27,225,806   3,165,920         December 1, 1993 39 years
                                   -------------------------------------------------------------
                                   59,554,186     230,161   (8,424,369)   51,359,978   6,490,702
Genesis Health
 Ventures, Inc.:
  Connecticut (LTC)                28,483,164     185,670   (4,787,084)   23,881,750   1,143,510            July 14, 1999 33 years
  Massachusetts (LTC)              34,559,901     421,567  (10,506,822)   24,474,646   1,373,516            July 14, 1999 33 years
                                   -------------------------------------------------------------
                                   63,043,065     607,237  (15,293,906)   48,356,396   2,517,026
Alterra Healthcare
 Corporation:
  Colorado (AL)                     2,583,440                              2,583,440     115,241            June 14, 1999 33 years
  Indiana (AL)                     11,641,805                             11,641,805     519,313            June 14, 1999 33 years
  Kansas (AL)                       3,418,670                              3,418,670     152,499            June 14, 1999 33 years
  Ohio (AL)                         3,520,747                              3,520,747     157,052            June 14, 1999 33 years
  Oklahoma (AL)                     3,177,993                              3,177,993     141,763            June 14, 1999 33 years
  Tennessee (AL)                    4,068,652                              4,068,652     181,493            June 14, 1999 33 years
  Washington (AL)                   5,673,693                              5,673,693     253,090            June 14, 1999 33 years
                                   -------------------------------------------------------------
                                   34,085,000                             34,085,000   1,520,451
Alden Management
 Services, Inc.:                                                                                    1978
  Illinois (LTC)                   31,000,000     305,756                 31,305,756   6,378,152       September 30, 1994 30 years

Atrium Living
 Centers, Inc.:
  Indiana (LTC)                    25,693,563      47,216  (12,846,628)   12,894,151   5,621,697       September 30, 1994 25 years
  Indiana (LTC)                     6,456,391      26,464   (2,773,242)    3,709,613   2,233,127         November 1, 1992 31.5 years
                                   -------------------------------------------------------------
                                   32,149,954      73,680  (15,619,870)   16,603,764   7,854,824

                                                                          (6)
                                                                      Gross Amount at
                                                                      Which Carried at
                                    Initial Cost                      Close of Period
                                     to Company    Cost Capitalized   ---------------                                  Life on Which
                                    -----------      Subsequent to       Buildings                                   Depreciation in
                                     Buildings        Acquisition        and Land        (7)                           Latest Income
                                     and Land    ---------------------  Improvements  Accumulated  Date of      Date      Statements
Description (1)       Encumbrances Improvements Improvements Impairment    Total     Depreciation Renovation  Acquired   is Computed
- ------------------------------------------------------------------------------------------------------------------------------------
TLC Healthcare, Inc.:                                                                             1972-1996
  Illinois (LTC)         (5)        1,274,703                              1,274,703      72,217          January 7, 1999 33 years
  Illinois (LTC)         (5)        5,118,775                              5,118,775     228,336             June 1, 1999 33 years
  Ohio (LTC)             (5)        2,804,347                              2,804,347     154,298          January 7, 1999 33 years
  Texas (LTC)            (5)        4,942,000                              4,942,000     220,451            June 30, 1999 33 years
  Texas (LTC)            (5)        6,557,143                              6,557,143     627,086        September 5, 1997 33 years
  Texas (LTC)            (5)        2,442,858                              2,442,858     198,479            March 4, 1998 33 years
                                   -------------------------------------------------------------
                                   23,139,826                             23,139,826   1,500,867
USA Healthcare, Inc.:                                                                             1974-1997
  Iowa(LTC)                        14,344,797     168,000                 14,512,797   1,267,902          October 7, 1997 33 years
  Iowa(LTC)                         2,700,000                              2,700,000     370,908          August 30, 1996 30 years
                                   -------------------------------------------------------------
                                   17,044,797     168,000                 17,212,797   1,638,810
Pinon Management, Inc.:
  Colorado (LTC)                   14,170,968     109,931                 14,280,899     817,633        December 31, 1998 33 years

Washington N & R, LLC.:
  Missouri (LTC)         (5)       12,152,174                             12,152,174     690,758          January 7, 1999 33 years

Peak Medical of
 Idaho, Inc.:
  Idaho (LTC)            (5)       10,500,000                             10,500,000     544,512           March 26, 1999 33 years

HQM of Floyd
 County, Inc.:           (5)
  Kentucky (LTC)                   10,250,000                             10,250,000     358,673            June 30, 1997 33 years

Safe Harbor Florida
 Health Care Properties,
 Inc.:                                                                                                 1984
  Florida (LTC)                     8,150,000         866                  8,150,866   1,384,872       September 13, 1993  39 years

Meadowbrook Healthcare
 of North Carolina:
  North Carolina (AL)    (3)        7,500,000               (1,939,476)    5,560,524   1,444,027       September 30, 1994 31.5 years
Liberty Assisted
 Living Center:
  Florida (AL)                      5,994,730         760                  5,995,490   1,464,958       September 30, 1994 27 years

Eldorado Care
 Center, Inc. &
 Magnolia Manor, Inc.:                                                                            1995-1998
  Illinois (LTC)                    5,100,000                              5,100,000     276,157         February 1, 1999 33 years

Kansas & Missouri,
 Inc.:
  Kansas (LTC)                      2,500,000                              2,500,000     513,922       September 30, 1994 30 years
                                 ---------------------------------------------------------------
                                 $745,823,312  $5,996,326 ($41,277,621) $710,542,017 $89,869,907
                                 ===============================================================

(1) All of the real estate included in this schedule are being used in either the operation of long-term care facilities (LTC), assisted living facilities
    (AL), or rehabilitation hospitals (RH) located in the states indicated.
(2) Certain of the real estate indicated are security for Industrial Development Revenue bonds totaling $8,375,000 at December 31, 2000.
(3) Certain of the real estate indicated are security for HUD loans totaling $5,218,497 at December 31, 2000.
(4) Certain of the real estate indicated are security for the Provident line of credit borrowings totaling $56,641,232 at December 31, 2000.
(5) Certain of the real estate indicated are security for the Fleet line of credit borrowings totaling $129,000,000 at December 31, 2000.

                                                            Year Ended December 31,
(6)                                                    1998            1999            2000
                                                       ----            ----            ----
     Balance at beginning of period ............... $561,054,194  $ 643,378,340    $746,914,941
     Additions during period:
         Acquisitions .............................  157,474,363     79,676,000               -
         Conversion from mortgage .................            -     79,431,597               -
         Impairment(a).............................            -              -     (37,456,499)
         Improvements .............................            -        168,000       1,302,828
         Disposals/other ..........................  (75,150,217)   (55,738,996)       (219,253)
                                                     -----------    -----------        --------
     Balance at close of period ................... $643,378,340  $ 746,914,941    $710,542,017
                                                    ============  =============    ============
     (a) The variance in impairment in the table shown above relates to assets previously classified as held for sale which were reclassified to owned and operated assets during 2000.


(7)                                                    1998            1999           2000
                                                       ----            ----           ----
     Balance at beginning of period ............... $ 48,147,275   $ 56,385,853     $67,929,407
     Additions during period:
         Provisions for depreciation ..............   19,749,781     21,119,252      21,683,180
         Dispositions/other .......................  (11,511,203)    (9,575,698)        257,320
                                                     -----------     ----------         -------
     Balance at close of period ................... $ 56,385,853   $ 67,929,407     $89,869,907
                                                    ============   ============     ===========

                    SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                        OMEGA HEALTHCARE INVESTORS, INC.
                                December 31, 2000



                                                                                                                    Principal Amount
                                                                                                         Carrying       of Loans
                                                                                              Face       Amount of     Subject to
                          Interest         Final              Periodic              Prior   Amount of   Mortgages(2)  Delinquent
Description (1)             Rate        Maturity Date       Payment Terms           Liens   Mortgages       (3)         Interest
- -----------------------------------------------------------------------------------------------------------------------------------
Michigan
 (13 LTC facilities)        17.00%      August 13, 2007   Interest payable at        None  $58,800,000   $58,800,000  $58,800,000(4)
                                                          16.00% payable monthly
North Carolina
 (3 LTC facilities)                                       Deferred interest at 1%
                                                          accrues monthly and is
                                                          payable at maturity of
                                                          the note
Florida
 (4 LTC facilities)         11.50%     February 28, 2010  Interest plus $2,200 of    None   12,891,500   12,804,956
                                                          principal payable monthly
Florida
 (2 LTC facilities)         11.50%        June 4, 2006    Interest payable monthly   None   11,090,000   11,024,884

Texas
 (6 LTC facilities)     9.00% to 10.00%     various       Interest plus $57,000 of   None    8,106,487    5,951,566
                                                          principal payable monthly
Tennessee
 (2 LTC facilities)         16.16%       April 29, 2001   Interest payable monthly   None    8,932,000    8,932,000

Tennessee
 (2 LTC facilities)    11.56% to 13.50%  August 1, 2016   Interest payable monthly   None   12,650,000   12,613,539

Ohio
 (6 LTC facilities)         11.01%      January 1, 2015   Interest plus $42,500 of   None   18,238,752   16,198,689
                                                          principal payable monthly
Georgia
 (2 LTC facilities)         10.08%       March 13, 2008   Interest payable monthly   None   12,000,000   12,000,000

Florida
 (5 LTC facilities)
Texas
 (2 LTC facilities)         10.55%      December 3, 2003  Interest payable monthly  None    37,500,000   37,500,000

Other Mortgage Notes:
Various                9.00% to 14.14%    2002 to 2012    Interest payable monthly  None    37,503,181   30,883,936    $5,882,009(5)
                                                          Quarterly amortization           ------------------------
                                                          of $50,000 commencing           $217,711,920 $206,709,570
                                                          in the year 2002                =========================

(1) The mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare, such facilities are located in the states indicated.
(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

                                                                         Year Ended December 31,
                                                                         -----------------------
(3)                                                            1998               1999               2000
                                                               ----               ----               ----
Balance at beginning of period ........................... $ 218,353,007     $ 340,455,332     $ 213,616,645
Additions during period - Placements .....................   125,850,000        22,986,500                 -
Deductions during period - Collection of principal .......    (3,747,675)      (54,748,620)       (2,035,825)
Allowance for loss on mortgage loans .....................             -                 -        (4,871,250)
Conversion to purchase leaseback/other changes ...........             -       (95,076,567)                -
                                                             -----------       -----------       -----------
Balance at close of period ............................... $ 340,455,332     $ 213,616,645     $ 206,709,570
                                                           =============     =============     =============


(4) On January 18, 2000, the mortgagor filed for protection under Chapter 11 of the Bankruptcy Code. On February 1 2001, four facilities that were collateral for this mortgage were taken back in exchange for a reduction in principal of $4.5 million.

(5) A mortgagor with a mortgage on two facilities in Florida declared bankruptcy on July 8, 1999. The bankruptcy court has ordered that all amounts owed to the Company (including default rate interest, late charges, attorney's fees and court costs), bear interest at an annual rate of 10% and that the mortgagor make monthly payments of $40,000 on a timely basis. As of December 31, 2000, the mortgagor had complied with the court order.



                                INDEX TO EXHIBITS

                                                                                                 Sequentially
       Exhibit                                                                                     Numbered
       Number                           Description                                                 Pages
       ------                           -----------                                                 -----
         3.1       Articles of Incorporation, as amended (Incorporated
                   by reference to the Registrant's Form 10-Q for the
                   quarterly period ended March 31, 1995)
         3.2       Articles of Amendment to the  Company's  Articles
                   of  Incorporation,  as amended  (Incorporated  by
                   reference  to the  Company's  Form  10-Q  for the
                   quarterly period ended September 30, 1999)
         3.3       Amended and Restated Bylaws, as amended April 20,
                   1999 (Incorporated by reference to Exhibit 3.1 to
                   the Company's Form 8-K dated April 20, 1999)
         4.1       Indenture  dated December 27, 1993  (Incorporated
                   by reference to Exhibit 4.2 to the Company's Form
                   S-3 dated December 29, 1993)
         4.2       First  Supplemental  Indenture  dated January 23,
                   1996  (Incorporated  by reference to Exhibit 4 to
                   the Company's Form 8-K dated January 19, 1996)
         4.3       Form of Convertible  Debenture  (Incorporated  by
                   reference  to Exhibit 4.2 to the  Company's  Form
                   S-3 dated February 3, 1997)
         4.4       Form of Indenture  (Incorporated  by reference to
                   Exhibit  4.2  to the  Company's  Form  S-3  dated
                   February 3, 1997)
         4.5       Form  of  Articles  Supplementary  for  Series  A
                   Preferred  Stock  (Incorporated  by  reference to
                   Exhibit  4.1 of the  Company's  Form 10-Q for the
                   quarterly period ended March 31, 1997)
         4.6       Articles  Supplementary  for  Series B  Preferred
                   Stock  (Incorporated by reference to Exhibit 4 to
                   the Company's Form 8-K dated April 27, 1998)
         4.7       Form of Supplemental Indenture No. 1 dated as of
                   June 1, 1998 relating to the 6.95% Notes due 2002
                   (Incorporated by reference to Exhibit 4 to the
                   Company's Form 8-K dated June 9, 1998)
         4.8       Rights  Agreement,  dated  as of  May  12,  1999,
                   between  Omega  Healthcare  Investors,  Inc.  and
                   First  Chicago  Trust  Company,  as Rights Agent,
                   including  Exhibit  A thereto  (Form of  Articles
                   Supplementary  relating  to the  Series  A Junior
                   Participating  Preferred  Stock)  and  Exhibit  B
                   thereto    (Form    of    Rights     Certificate)
                   (Incorporated  by  reference  to Exhibit 4 to the
                   Company's Form 8-K dated April 20, 1999)
         4.9       Amendment  No. 1,  dated  May 11,  2000 to Rights
                   Agreement,  dated  as of May  12,  1999,  between
                   Omega  Healthcare   Investors,   Inc.  and  First
                   Chicago   Trust   Company,    as   Rights   Agent
                   (Incorporated  by reference to Exhibit 4.1 to the
                   Company's  Form  10-Q  for the  quarterly  period
                   ended March 31, 2000)
         4.10      Articles  Supplementary  for Series C Convertible
                   Preferred  Stock  (Incorporated  by  reference to
                   Exhibit  4.1 to the  Company's  Form 10-Q for the
                   quarterly period ended June 30, 2000)
         4.11      Stockholders Agreement between Explorer Holdings,
                   L.P. and Omega Healthcare Investors, Inc.
                   (Incorporated by reference to Exhibit 4.2 to the
                   Company's Form 10-Q for the quarterly period ended
                   June 30, 2000)
         4.12      Registration Rights Agreement between Explorer
                   Holdings, L.P. and Omega Healthcare Investors, Inc.
                   (Incorporated by reference to Exhibit 4.3 to the
                   Company's Form 10-Q for the quarterly period
                   ended June 30, 2000)
        10.1       1993 Deferred  Compensation Plan, effective March
                   2, 1993  (Incorporated  by  reference  to Exhibit
                   10.16  to the  Company's  Form  10-K for the year
                   ended December 31, 1992)**
        10.2       Form of Note  Exchange  Agreement  -- 10%  Senior
                   Notes  due  July  15,   2000   (Incorporated   by
                   reference to Exhibit 10.1 to the  Company's  Form
                   10-Q for the quarterly period ended September 30,
                   1995)
        10.3       Form of Note  Exchange  Agreement  -- 7.4% Senior
                   Notes  due  July  15,   2000   (Incorporated   by
                   reference to Exhibit 10.2 to the  Company's  Form
                   10-Q for the quarterly period ended September 30,
                   1995)
        10.4       Form of Note  Exchange  Agreement  -- 7.4% Senior
                   Notes  due  July  15,   2000   (Incorporated   by
                   reference to Exhibit 10.25 to the Company's  Form
                   10-K for the year ended December 31, 1995)
        10.5       First  Amendment  of Purchase  Agreement,  Master
                   Lease  Agreement,  Facility  Leases and  Guaranty
                   between Delta Investors I, LLC and Sun Healthcare
                   Group,  Inc. and Delta  Investors II, LLC and Sun
                   Healthcare Group, Inc. (Incorporated by reference
                   to Exhibits 99.1 and 99.2 to the  Company's  Form
                   8-K dated April 30, 1998)
        10.6       Agreement of Sale and Purchase dated May 12, 2000,
                   by and between Omega Healthcare Investors, Inc. and
                   Tenet Healthsystem Philadelphia, Inc. (Incorporated
                   by reference to Exhibit 10.3 to the Company's Form
                   10-Q for the quarterly period ended March 31, 2000)
        10.7       Amended and Restated Investment Agreement, by and
                   among Omega Healthcare Investors, Inc. and Explorer
                   Holdings, L.P. (Incorporated by reference to Exhibit
                   A of the Company's Proxy Statement dated June 16, 2000)


        10.8       Indemnification Agreement between Omega Healthcare
                   Investors, Inc. and Explorer Holdings, L.P.
                   (Incorporated by reference to Exhibit 10.12 to the
                   Company's Form 10-Q for the quarterly period ended
                   June 30, 2000)
        10.9       Amended and Restated  Advisory  Agreement between
                   Omega   Healthcare   Investors,   Inc.   and  The
                   Hampstead  Group,  L.L.C.,  dated October 4, 2000
                   (Incorporated by reference to Exhibit 10.1 to the
                   Company's  Form  10-Q  for the  quarterly  period
                   ended September 30, 2000)
        10.10      Loan  Agreement  by and  among  Omega  Healthcare
                   Investors,  Inc. and certain of its subsidiaries,
                   the banks signatory  hereto and Fleet Bank, N.A.,
                   as agent  for such  banks,  dated  June 15,  2000
                   (Incorporated by reference to Exhibit 10.2 to the
                   Company's  Form  10-Q  for the  quarterly  period
                   ended June 30, 2000)
        10.11      Amendment No. 1 to Loan Agreement by and among
                   Omega Healthcare Investors, Inc. and certain of
                   its subsidiaries, the banks signatory hereto and
                   Fleet Bank, N.A., as agent for such banks*
        10.12      Amendment No. 2 to Loan Agreement by and among
                   Omega Healthcare Investors, Inc. and certain of
                   its subsidiaries, the banks signatory hereto and
                   Fleet Bank, N.A., as agent for such banks*
        10.13      Amendment No. 3 to Loan Agreement by and among
                   Omega Healthcare Investors, Inc. and certain of
                   its subsidiaries, the banks signatory hereto and
                   Fleet Bank, N.A., as agent for such banks*
        10.14      2000  Stock  Incentive  Plan   (Incorporated   by
                   reference to Exhibit 10.5 to the  Company's  Form
                   10-Q  for the  quarterly  period  ended  June 30,
                   2000)**
        10.15      Amendment   to   2000   Stock    Incentive   Plan
                   (Incorporated by reference to Exhibit 10.6 to the
                   Company's  Form  10-Q  for the  quarterly  period
                   ended June 30, 2000)**
        10.16      Consulting and Severance Agreement with Essel W.
                   Bailey, Jr. (Incorporated by reference to Exhibit
                   10.7 to the Company's Form 10-Q for the quarterly
                   period ended June 30, 2000)**
        10.17      Compensation  Agreement  with  F.  Scott  Kellman
                   (Incorporated by reference to Exhibit 10.8 to the
                   Company's  Form  10-Q  for the  quarterly  period
                   ended June 30, 2000)**
        10.18      Compensation    Agreement   with   Susan   Kovach
                   (Incorporated by reference to Exhibit 10.9 to the
                   Company's  Form  10-Q  for the  quarterly  period
                   ended June 30, 2000)**
        10.19      Compensation   Agreement   with   Laurence   Rich
                   (Incorporated  by reference  to Exhibit  10.10 to
                   the Company's Form 10-Q for the quarterly  period
                   ended June 30, 2000)**
        10.20      Form of Directors  and  Officers  Indemnification
                   Agreement  (Incorporated  by reference to Exhibit
                   10.11  to  the   Company's   Form  10-Q  for  the
                   quarterly period ended June 30, 2000)
        10.21      Loan  Agreement  by and  among  Omega  Healthcare
                   Investors,  Inc., Sterling  Acquisition Corp. and
                   Delta Investors I, LLC, The Provident Bank, Agent
                   and  Various  Lenders  Described  Herein,   dated
                   August 16, 2000  (Incorporated  by  reference  to
                   Exhibit 10.2 to the  Company's  Form 10-Q for the
                   quarterly period ended September 30, 2000)
        10.22      Amendment  No.  1 to  Loan Agreement by and among
                   Omega   Healthcare   Investors ,  Inc.,  Sterling
                   Acquisition Corp. and Delta Investors I, LLC, The
                   Provident   Bank ,   Agent  and  Various  Lenders
                   Described Herein*
        10.23      Amendment  No. 2  to  Loan Agreement by and among
                   Omega   Healthcare   Investors,   Inc.,  Sterling
                   Acquisition Corp. and Delta Investors I, LLC, The
                   Provident   Bank ,  Agent  and   Various  Lenders
                   Described Herein*
        10.24      Settlement  and  Restructuring  Agreement  by and
                   among   Omega   Healthcare  Investors,  Inc.  and
                   Sterling  Acquisition  Corp,  and  Advocat, Inc.,
                   Diversicare  Leasing  Corp., Sterling Health Care
                   Management  Inc., Diversicare Management Services
                   Co.  and  Advocat  Finance, Inc. dated October 1,
                   2000  (Incorporated  by reference to Exhibit 10.3
                   to  the  Company's  Form  10-Q  for the quarterly
                   period ended September 30, 2000)
        10.25      Consolidated Amended and Restated Master Lease by
                   and  among   Sterling   Acquisition   Corp.   and
                   Diversicare   Leasing   Corporation,    effective
                   October  1,  2000  and  dated  November  8,  2000
                   (Incorporated by reference to Exhibit 10.4 to the
                   Company's  Form  10-Q  for the  quarterly  period
                   ended September 30, 2000)
        10.26      Letter   Agreement   between   Omega   Healthcare
                   Investors,   Inc.  and  Explorer  Holdings,  L.P.
                   regarding  deferral  of  dividends  and waiver of
                   certain  provisions  of  Articles   Supplementary
                   pertaining   to   Series   C   Preferred    Stock
                   (Incorporated by reference to Exhibit 10.5 to the
                   Company's  Form 10-Q/A for the  quarterly  period
                   ended September 30, 2000)
        10.27      Management Services  Agreement by and among Omega
                   Healthcare   Investors,  Inc.,  Erickson  Capital
                   Group,  Inc. and Thomas Erickson dated October 1,
                   2000.**
        10.28      Agreement  of  Sale  and  Purchase  between Omega
                   Healthcare Investors, Inc. and Tenet Healthsystem
                   Philadelphia ,   Inc.   dated   May   12,   2000
                   (Incorporated by reference to Exhibit 10.3 to the
                   Company's  Form  10-Q  for  the  quarterly period
                   ended March 31, 2000)
        11         Statement re:  computation of per share earnings*
        12         Ratio  of  Earnings to Combined Fixed Charges and
                   Preferred Stock Dividends*
        21         Subsidiaries of the Registrant*
        23         Consent of Ernst & Young LLP*
- ---------
* Exhibits which are filed herewith on the indicated sequentially numbered page.
**Management contract or compensatory plan, contract or arrangement.


                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OMEGA HEALTHCARE INVESTORS, INC.

                                              By:  /s/ Richard M. FitzPatrick
                                                  -----------------------------
                                                       Richard M. FitzPatrick
                                                  Acting Chief Financial Officer
Dated: April 2, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

  Signatures                             Title                         Date
  ----------                             -----                         ----
  PRINCIPAL EXECUTIVE OFFICER

  /s/ THOMAS W. ERICKSON.             Interim Chief               April 2, 2001
  -----------------------             Executive Officer
      Thomas W. Erickson              and Director


  PRINCIPAL FINANCIAL OFFICER and
  PRINCIPAL ACCOUNTING OFFICER

 /s/ RICHARD M. FITZPATRICK           Acting Chief Financial      April 2, 2001
  --------------------------          Officer and Chief
     Richard M. FitzPatrick           Accounting Officer


DIRECTORS

 /s/ DANIEL A. DECKER                 Chairman of the Board       April 2, 2001
  --------------------
     Daniel A. Decker

 /s/ THOMAS F. FRANKE                 Director                    April 2, 2001
  --------------------
     Thomas F. Franke

 /s/ HAROLD J. KLOOSTERMAN            Director                    April 2, 2001
  -------------------------
     Harold J. Kloosterman

 /s/ BERNARD J. KORMAN                Director                    April 2, 2001
 ---------------------
     Bernard J. Korman

 /s/ EDWARD LOWENTHAL                 Director                    April 2, 2001
 ---------------------
     Edward Lowenthal

  /s/ CHRISTOPHER W. MAHOWALD         Director                    April 2, 2001
  ---------------------------
      Christopher W. Mahowald

  /s/ DONALD J. MCNAMARA              Director                    April 2, 2001
  ----------------------
      Donald J. McNamara

  /s/ STEPHEN D. PLAVIN               Director                    April 2, 2001
  ---------------------
      Stephen D. Plavin