Form 10-Q
period 2001-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2001-05-15
CIK 888491

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                                       or
  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                                    No
    ------                                    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001

   Common Stock, $.10 par value                               19,989,956
             (Class)                                      (Number of shares)


--------------------------------------------------------------------------------



                        OMEGA HEALTHCARE INVESTORS, INC.

                                    FORM 10-Q

                                 March 31, 2001

                                      INDEX
                                                                                                Page No.
                                                                                                --------
PART I   Financial Information

Item 1.           Condensed Consolidated Financial Statements:

                  Balance Sheets
                           March 31, 2001 (unaudited)
                           and December 31, 2000 ................................................. 2

                  Statements of Operations (unaudited)
                           Three-month period ended
                           March 31, 2001 and 2000 ............................................... 3

                  Statements of Cash Flows (unaudited)
                           Three-month period ended
                           March 31, 2001 and 2000 ............................................... 4

                  Notes to Condensed Consolidated Financial Statements
                           March 31, 2001 (unaudited) ............................................ 5

Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations ............................................................19

Item 3.           Quantitative and Qualitative Disclosures About Market Risk .....................24

PART II. Other Information

Item 2.           Changes in Securities and Use of Proceeds ......................................25

Item 6.           Exhibits and Reports on Form 8-K ...............................................26


                          PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

                         OMEGA HEALTHCARE INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (In Thousands)
                                                                                                March 31,              December 31,
                                                                                                  2001                     2000
                                                                                                  ----                     ----
                                                                                              (Unaudited)               (See Note)

                                      ASSETS
Real estate properties
     Land and buildings at cost ...............................................................$ 709,989                $ 710,542
     Less accumulated depreciation ............................................................  (94,151)                 (89,870)
                                                                                                 -------                 --------
             Real estate properties - net .....................................................  615,838                  620,672
     Mortgage notes receivable - net ..........................................................  206,774                  206,710
                                                                                                 -------                  -------
                                                                                                 822,612                  827,382
Other investments .............................................................................   53,224                   53,242
                                                                                                 -------                  -------
                                                                                                 875,836                  880,624
Assets held for sale - net ....................................................................    3,547                    4,013
                                                                                                 -------                  -------
     Total Investments ........................................................................  879,383                  884,637
Cash and cash equivalents .....................................................................    6,931                    7,172
Accounts receivable ...........................................................................   14,547                   10,497
Other assets ..................................................................................    7,903                    9,338
Operating assets for owned properties .........................................................   37,909                   36,807
                                                                                                --------                 --------
     Total Assets .............................................................................$ 946,673                $ 948,451
                                                                                               =========                =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving lines of credit .....................................................................$ 195,641                $ 185,641
Unsecured borrowings ..........................................................................  223,000                  225,000
Other long-term borrowings ....................................................................   23,973                   24,161
Subordinated convertible debentures ...........................................................        -                   16,590
Accrued expenses and other liabilities ........................................................   20,268                   18,002
Operating liabilities for owned properties ....................................................   15,314                   14,744
                                                                                                --------                 --------
     Total Liabilities ........................................................................  478,196                  484,138

Preferred Stock ...............................................................................  207,500                  207,500
Common stock and additional paid-in capital ...................................................  440,210                  440,556
Cumulative net earnings .......................................................................  187,041                  182,548
Cumulative dividends paid ..................................................................... (365,654)                (365,654)
Unamortized restricted stock awards ...........................................................     (236)                    (607)
Accumulated other comprehensive income (loss) .................................................     (384)                     (30)
                                                                                                --------                 --------
     Total Shareholders' Equity ...............................................................  468,477                  464,313
                                                                                                --------                 --------
     Total Liabilities and Shareholders' Equity ...............................................$ 946,673                $ 948,451
                                                                                               =========                =========

Note      - The balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited
                    (In Thousands, Except Per Share Amounts)

                                                                           Three Months Ended
                                                                               March 31,
                                                                         ---------------------
                                                                           2001          2000
                                                                           ----          ----
Revenues
  Rental income ........................................................$ 16,021      $ 18,002
  Mortgage interest income .............................................   5,678         6,000
  Other investment income - net ........................................   1,258         1,696
  Nursing home revenues of owned and operated assets ...................  45,997        31,425
  Miscellaneous ........................................................     223            91
                                                                          ------        ------
                                                                          69,177        57,214
Expenses
  Depreciation and amortization ........................................   5,541         5,910
  Interest .............................................................   9,672        11,098
  General and administrative ...........................................   2,349         1,589
  Legal ................................................................     951            21
  State taxes ..........................................................     106           113
  Provision for impairment .............................................       -         4,500
  Nursing home expenses of owned and operated assets ...................  46,450        30,965
  Charges for derivative accounting ....................................     482             -
                                                                          ------        ------
                                                                          65,551        54,196
                                                                          ------        ------

Earnings before gain on assets sold and gain on early
    extinguishment of debt .............................................   3,626         3,018
Gain on assets sold  - net .............................................     619             -
Gain on early extinguishment of debt ...................................     248             -
                                                                          ------        ------
Net earnings ...........................................................   4,493         3,018
Preferred stock dividends ..............................................  (4,908)       (2,408)
                                                                          ------        ------
Net(loss)earnings available to common .................................. $  (415)       $  610
                                                                           =====         =====

(Loss)Earnings per common share:
  Net(loss)earnings per share - basic .................................. $ (0.02)       $ 0.03
                                                                         =======        ======
  Net(loss)earnings per share - diluted ................................ $ (0.02)       $ 0.03
                                                                         =======        ======

Dividends declared and paid per common share ........................... $     -        $ 0.50
                                                                         =======        ======

Weighted Average Shares Outstanding, Basic .............................  20,013        19,982
                                                                          ======        ======
Weighted Average Shares Outstanding, Diluted ...........................  20,013        19,982
                                                                          ======        ======
Other comprehensive loss:
  Unrealized Loss on Omega Worldwide, Inc. ............................. $     -        $ (326)
                                                                          ======        ======
  Unrealized Loss on Hedging Contracts ..................................$  (354)       $    -
                                                                          ======        ======

Total comprehensive income ..............................................$ 4,139       $ 2,692
                                                                          ======        ======

           See notes to condensed consolidated financial statements.


                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)

                                                                      Three Months Ended
                                                                            March 31,
                                                                      2001            2000
                                                                      ----            ----

Operating activities
Net earnings ......................................................   $  4,493    $  3,018
Adjustment to reconcile net earnings to cash
provided by operating activities:
     Depreciation and amortization ................................      5,541       5,910
     Provision for impairment .....................................          -       4,500
     Provision for collection losses ..............................          -       1,437
     Gain on assets sold - net ....................................       (619)          -
     Gain on early extinguishment of debt .........................       (248)          -
     Other ........................................................        603         633
Net change in accounts receivable for Owned &
 Operated assets - net ............................................     (1,702)     (3,036)
Net change in accounts payable for Owned & Operated assets ........        359        (860)
Net change in other Owned & Operated assets and liabilities .......        811        (146)
Net change in operating assets and liabilities ....................      1,221       2,771
                                                                         -----       -----

Net cash provided by operating activities .........................     10,459      14,227

Cash flows from financing activities
Proceeds of revolving lines of credit - net .......................     10,000      10,400
Payments of long-term borrowings ..................................    (18,778)        (73)
Receipts from Dividend Reinvestment Plan ..........................          9         349
Dividends paid ....................................................          -     (12,408)
Deferred financing costs paid .....................................       (370)          -
Other .............................................................        (45)          -
                                                                          ----       -----
Net cash used in financing activities .............................     (9,184)     (1,732)

Cash flow from investing activities
Proceeds from sale of real estate investments - net ...............      1,230         230
Fundings of other investments - net ...............................     (3,167)    (14,709)
Collection of mortgage principal ..................................        421         388
                                                                           ---         ---
Net cash used in investing activities .............................     (1,516)    (14,091)
                                                                        ------     -------

Decrease in cash and cash equivalents .............................       (241)     (1,596)
Cash and cash equivalents at beginning of period ..................      7,172       4,105
                                                                         -----       -----
Cash and cash equivalents at end of period ........................   $  6,931    $  2,509
                                                                      ========    ========

            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2001

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2000 financial statements for consistency with the current presentation. Such reclassifications have no effect on previously reported earnings or equity. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


Note B - Properties

     In the ordinary course of its business activities, the Company periodically evaluates investment opportunities and extends credit to customers. It also regularly engages in lease and loan extensions and modifications. Additionally, the Company actively monitors and manages its investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, the Company engages in various collection and foreclosure activities.

     When the Company acquires real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding, and does not immediately re-lease the properties to new operators, the assets are included on the balance sheet as "real estate properties," and the value of such assets is reported at the lower of cost or fair value. (See "Owned and Operated Assets" below). Additionally, when a formal plan to sell real estate is adopted, the real estate is classified as "Assets Held for Sale," with the net carrying amount adjusted to the lower of cost or fair value, less cost of disposal.

     Based on management's current review of the Company's portfolio, no provision was recorded for the three-month period ended March 31, 2001. A provision for impairment in the value of the Assets Held for Sale of $4.5 million was recorded for the three-month period ended March 31, 2000.

     A summary of the number of properties by category for the quarter ended March 31, 2001 follows:


                                                                              Total
                                      Purchase                    Owned &   Healthcare       Held
                                      Leaseback     Mortgages     Operated  Facilities     For Sale     Total
                                      ---------     ---------     --------  ----------     --------     -----
Balance at December 31, 2000 ........    132            63           69         264            4         268
Properties transferred to
     Held for Sale ..................      -             -            -           -            -           -
Properties transferred to
    Owned & Operated ................      -             -            -           -            -           -
Properties Sold / Mortgages Paid ....      -            (4)          (3)         (7)          (1)         (8)
Properties Leased / Mortgages
    Placed ..........................      -             4            -           4            -           4
                                         ---           ---          ---         ---          ---         ---
Balance at March 31, 2001 ...........    132            63           66         261            3         264
                                         ===           ===          ===         ===          ===         ===



Real Estate Dispositions

     The Company disposed of four facilities during the three-month period ended March 31, 2001. Assets sold consisted of three facilities in Indiana with a total of 159 beds which were classified as Owned and Operated and one facility in Massachusetts with 77 beds which was included in Assets Held for Sale. The Company recognized a gain on the sale of the Owned and Operated real estate in the amount of $0.6 million. The Company provided seller-financing in the amount of $0.5 million for the property in Assets Held for Sale. The full amount of the seller-financing has been reserved and will be recognized as collected. Sales proceeds generated from these sales totaled $1.2 million. During the three-month period ended March 31, 2000, the Company realized disposition proceeds of $0.2 million from the sale of one facility.

Notes and Mortgages Receivable

     Income on notes and mortgages which are impaired will be recognized as cash is received. No provision for loss on mortgages or notes receivable was recorded during the three-month periods ended March 31, 2001 and 2000, respectively.

     Effective February 1, 2001, four facilities owned by Professional Health Care Management, Inc. ("PHCM") a subsidiary of Mariner Post-Acute Network, and on which the Company held a first mortgage loan, were sold to Midtown Real Estate Company, LLC ("Midtown"). PCHM loaned Midtown the entire purchase price, and the Company assumed an undivided fifty percent interest in the acquisition promissory note. The Company's fifty-percent interest, which totals $4.5 million, was credited against Mariner's obligations to the Company. The term of the loan with Midtown is 15 years, with an initial yield of 12.4%.

Owned and Operated Assets

     The Company owns 66 facilities that were recovered from customers and are operated for the Company's own account. These facilities have 5,079 beds and are located in seven states.

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

     The revenues, expenses, assets and liabilities included in the Company's condensed consolidated financial statements which relate to such owned and operated assets are as follows:

                             (In Thousands)

                                                    Three Months Ended
                                                    ------------------
                                                  2001             2000
                                                  ----             ----
Revenues (1)
Medicaid .................................... $ 27,240          $ 19,525
Medicare ....................................   11,190             6,755
Private & Other .............................    7,567             5,145
                                                 -----             -----
  Total Revenues ............................   45,997            31,425

Expenses
Patient Care Expenses .......................   33,153            22,374
Administration ..............................    6,535             4,679
Property & Related ..........................    3,214             2,295
                                                 -----             -----
  Total Expenses ............................   42,902            29,348

Contribution Margin .........................    3,095             2,077

Management Fees .............................    2,449             1,617
Rent ........................................    1,099                 -
                                                 -----             -----

EBITDA (2) .................................. $   (453)         $    460
                                              ========          ========




              (1) Nursing home revenues from these owned and operated assets are recognized as services are provided.
              (2) EBITDA represents earnings before interest, income taxes, depreciation and amortization. It is considered by the Company to be a meaningful measure of performance of its owned and operated assets. EBITDA in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.


                             (In Thousands)

                                               March 31,      December 31,
                                                 2001             2000
                                                 ----             ----
                ASSETS
Cash ....................................... $   6,906         $   5,364
Accounts Receivable - Net ..................    31,732            30,030
Other Current Assets .......................     4,560             5,098
                                                 -----             -----
  Total Current Assets .....................    43,198            40,492

Investment in leasehold ....................     1,617             1,679

Land and Buildings .........................   130,053           130,601
Less Accumulated Depreciation ..............   (17,638)          (17,680)
                                               -------           -------
Land and Buildings - Net ...................   112,415           112,921
                                               -------           -------

TOTAL ASSETS ............................... $ 157,230         $ 155,092
                                             =========         =========

              LIABILITIES
Accounts Payable ........................... $   8,995         $   8,636
Other Current Liabilities ..................     6,319             6,108
                                                 -----             -----
  Total Current Liabilities ................    15,314            14,744
                                                ------            ------

TOTAL LIABILITIES .......................... $  15,314         $  14,744
                                             =========         =========



Assets Held for Sale

     At March 31, 2001, the carrying value of assets held for sale totals $3.5 million (net of impairment reserves of $7.8 million). The Company intends to sell the remaining facilities as soon as practicable. However, a number of other companies are actively marketing portfolios of similar assets and, in light of the existing conditions in the long-term care industry generally, it has become more difficult to sell such properties and for potential buyers to obtain financing for such acquisitions. Thus, there can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow the Company to realize the fair value of the assets.

Segment Information

     The following tables set forth the reconciliation of operating results and total assets for the Company's reportable segments for the three-month periods ended March 31, 2001 and 2000.

                                                                              For the three months ended March 31, 2001
                                                                              -----------------------------------------

                                                                                    Owned and
                                                                                   Operated and
                                                                     Core          Assets Held           Corporate
                                                                  Operations         For Sale            and Other      Consolidated
                                                                  ----------         --------            ---------      ------------
                                                                                            (In Thousands)
Operating Revenues .............................................. $  21,699           $  45,997         $      -          $  67,696
Operating Expenses ..............................................         -             (46,450)               -            (46,450)
                                                                     ------             -------          -------            -------
  Net operating income ..........................................    21,699                (453)               -             21,246
Adjustments to arrive at net income:
  Other revenues ................................................         -                   -            1,481              1,481
  Interest expense ..............................................         -                   -           (9,672)            (9,672)
  Depreciation and amortization .................................    (4,324)               (996)            (221)            (5,541)
  General and administrative ....................................         -                   -           (2,349)            (2,349)
  Legal .........................................................         -                   -             (951)              (951)
  State Taxes ...................................................         -                   -             (106)              (106)
  Charges for derivative accounting .............................         -                   -             (482)              (482)
                                                                     ------                ----             ----               ----
                                                                     (4,324)               (996)         (12,300)           (17,620)
                                                                     ------                ----          -------            -------
Income (loss) before gain on assets sold and gain on
   early extinguishment of debt .................................    17,375              (1,449)         (12,300)             3,626
Gain on assets sold - net .......................................         -                 619                -                619
Gain on early extinguishment of debt ............................         -                   -              248                248
Preferred dividends .............................................         -                   -           (4,908)            (4,908)
                                                                     ------              ------           ------             ------
Net income (loss) available to common............................ $  17,375           $    (830)        $(16,960)         $    (415)
                                                                  =========           =========         ========          =========


Total Assets .................................................... $ 724,744           $ 160,777         $ 61,152          $ 946,673
                                                                  =========           =========         ========          =========


                                                                              For the three months ended March 31, 2000
                                                                             -----------------------------------------

                                                                                     Owned and
                                                                                    Operated and
                                                                     Core            Assets Held        Corporate
                                                                  Operations          For Sale          and Other       Consolidated
                                                                  ----------          --------          ---------       ------------
                                                                                          (In Thousands)
Operating Revenues ...............................................$  24,002           $  31,425        $       -        $   55,427
Operating Expenses ...............................................        -             (30,965)               -           (30,965)
                                                                     ------             -------          -------           -------
  Net operating income ...........................................   24,002                 460                -            24,462
Adjustments to arrive at net income:
  Other revenues .................................................        -                   -            1,787             1,787
  Interest expense ...............................................        -                   -          (11,098)          (11,098)
  Depreciation and amortization ..................................   (4,931)               (614)            (365)           (5,910)
  General and administrative .....................................        -                   -           (1,589)           (1,589)
  Legal ..........................................................        -                   -              (21)              (21)
  State Taxes ....................................................        -                   -             (113)             (113)
  Provision for impairment .......................................        -              (4,500)               -            (4,500)
                                                                      -----              ------           ------            ------
                                                                     (4,931)             (5,114)         (11,399)          (21,444)
                                                                     ------              ------          -------           -------

Earnings (loss)...................................................   19,071              (4,654)         (11,399)            3,018
Preferred dividends ..............................................        -                   -           (2,408)           (2,408)
                                                                     ------               -----           ------            ------
Net income (loss) available to common.............................$  19,071           $  (4,654)       $ (13,807)       $      610
                                                                  =========           =========        =========        ==========


Total Assets .....................................................$ 755,303           $ 168,207        $  97,639        $1,021,149
                                                                  =========           =========        =========        ==========




Note C - Concentration of Risk and Related Issues

     As of March 31, 2001, the Company's portfolio of domestic investments consisted of 261 healthcare facilities, located in 29 states and operated by 28 third-party operators. The Company's gross investments in these facilities totaled $916.8 million at March 31, 2001. This portfolio is made up of 130 long-term healthcare facilities and 2 rehabilitation hospitals owned and leased to third parties, fixed rate, participating and convertible participating mortgages on 63 long-term healthcare facilities and 66 long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for the Company's own account, including 12 facilities subject to third-party leasehold interests. The Company also holds miscellaneous investments and closed healthcare facilities held for sale of approximately $56.8 million at March 31, 2001, including $22.3 million related to two non-healthcare facilities leased by the United States Postal Service, an $8.3 million investment in Omega Worldwide, Inc., Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company and Principal Healthcare Finance Trust, an Australian Unit Trust, and $15.5 million of notes receivable.

     Seven public companies operate approximately 76.1% of the Company's investments, including Sun Healthcare Group, Inc. (26.2%), Integrated Health Services, Inc. (17.5%, including 10.4% as the manager for Lyric Health Care
LLC), Advocat, Inc. (11.6%), Kindred Healthcare, Inc.(formerly known as Vencor Operating, Inc.) (5.8%), Genesis Health Ventures, Inc. (5.3%), Mariner Post-Acute Network (6.0%) and Alterra Healthcare Corporation (3.7%). Kindred and

Genesis manage facilities for the Company's own account, included in Owned & Operated Assets. The two largest private operators represent 3.4% and 3.2%, respectively, of investments. No other operator represents more than 1.9% of investments. The three states in which the Company has its highest concentration of investments are Florida (15.5%), California (7.3%) and Illinois (7.2%).

Government Healthcare Regulation, Reimbursements and
    Industry Concentration Risks

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

Risks Related to Owned and Operated Assets

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


Note D - Dividends

     On February 1, 2001, the Company announced the suspension of all common and preferred dividends. This action is intended to preserve cash to facilitate the Company's ability to obtain financing to fund its 2002 maturing indebtedness. Prior to recommencing the payment of dividends on the Company's Common stock, all accrued and unpaid dividends on the Company's Series A, B and C preferred stock must be paid in full. The Company has made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain its REIT status for 2000 and intends to satisfy such requirements under the REIT rules for 2001. The cumulative unaccrued and unpaid dividends relating to all series of the preferred stock, excluding the November 15, 2000 Series C dividends described below, total $4.9 million as of March 31, 2001.

     On March 30, 2001, the Company exercised its option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share. Such election resulted in an increase in the aggregate liquidation preference of Series C Preferred Stock as of April 2, 2001 to $104,842,000.

     During the three-month period ended March 31, 2000 the Company paid dividends of $1.3 million and $1.1 million, respectively, on its 9.25% Series A Cumulative Preferred Stock and 8.625% Series B Cumulative Preferred Stock.

Note E - Earnings Per Share

     The computation of basic earnings per share is determined based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and, beginning in the third quarter of 2000, the assumed conversion of the Series C Preferred Stock. The conversion of the Company's 1996 convertible debentures is anti-dilutive and therefore not assumed.


Note F - Omega Worldwide, Inc.

     As of March 31, 2001 the Company holds a $5.4 million investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of preferred stock. The Company also holds a $1.6 million investment in Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company, and a $1.3 million investment in Principal Healthcare Finance Trust, an Australian Unit Trust. The Company has guaranteed repayment of Worldwide borrowings pursuant to a revolving credit facility in exchange for an initial 1% fee and an annual facility fee of 25 basis points. At March 31, 2001 borrowings of $1,350,000 were outstanding under Worldwide's revolving credit facility. Worldwide's credit agreement calls for scheduled payments to be made until fully repaid in June 2001. Under this agreement, no further borrowings may be made by Worldwide under its revolving credit facility. The Company is required to provide collateral in the amount of $8.8 million related to the guarantee of Worldwide's obligations. Upon repayment by Worldwide of the remaining outstanding balance under its revolving credit facility, the subject collateral will be released in connection with the termination of the Company's guarantee.

     Additionally, the Company had a Services Agreement with Worldwide that provided for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs has been based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Upon expiration of this agreement on June 30, 2000, the Company entered into a new agreement requiring quarterly payments from Worldwide of $37,500 for the use of offices and certain administrative and financial services provided by the Company. Upon the
reduction  of  the  Company's   accounting  staff,  the  Service  Agreement  was
renegotiated again on November 1, 2000, requiring quarterly payments from Worldwide of $32,500. Costs allocated to Worldwide for the three-month periods ended March 31, 2001 and 2000 were $32,500 and $205,000, respectively.


Note G - Litigation

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

     On June 20, 2000, the Company and its chief executive officer, chief financial officer and chief operating officer were named as defendants in certain litigation brought by Ronald M. Dickerman, in his individual capacity, in the United States District Court for the Southern District of New York. In the complaint, Mr. Dickerman contends that the Company and the named executive officers violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mr. Dickerman subsequently amended the complaint to assert his claims on behalf of an unnamed class of plaintiffs. On July 28, 2000, Benjamin LeBorys commenced a class action lawsuit making similar allegations against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. The cases have been consolidated, and Mr. LeBorys has been named lead plaintiff. The plaintiffs seek unspecified damages. The Company has reported the litigation to its directors and officers liability insurer. The Company believes that the litigation is without merit and is defending vigorously. The Company's Motion to Dismiss was filed with the Court on February 16, 2001. The hearing on this Motion is scheduled for May 23, 2001.

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


Note H - Borrowing Arrangements

     The Company has a $175 million secured revolving credit facility that expires on December 31, 2002. Borrowings under the facility bear interest at 2.5% to 3.25% over LIBOR, based on the Company's leverage ratio. Borrowings of approximately $127 million are outstanding at March 31, 2001. Investments with a gross book value of approximately $240 million are pledged as collateral for this credit facility.

     The Company has a $75 million secured revolving credit facility that expires on March 31, 2002 as to $10 million and June 30, 2005 as to $65 million. Borrowings under the facility bear interest at 2.5% to 3.75% over LIBOR, based on the Company's leverage ratio and collateral assigned. Borrowings of approximately $68.6 million are outstanding at March 31, 2001. Investments with a gross book value of approximately $90 million are pledged as collateral for this credit facility.

     During the quarter ended March 31, 2001, the Company repurchased $2.0 million of its 6.95% Notes maturing in June 2002. At March 31, 2001, $123 million of these notes remain outstanding.

     As of March 31, 2001, the Company had an aggregate of $259 million of outstanding debt which matures in 2002, including $123 million of 6.95% Notes due June 2002 and $136 million on credit facilities expiring in 2002.

     The Company is required to meet certain financial covenants, including prescribed leverage and interest coverage ratios on its long-term borrowings.

     The Company has $50 million of funding available through July 1, 2001 pursuant to an Investment Agreement with Explorer which can be used, upon satisfaction of certain conditions, to fund growth. Following the drawing in full or expiration of this commitment, Explorer will have the option to provide up to an additional $50 million to fund growth for an additional twelve-month period. (See Note D - Dividends)


Note I - Effect of New Accounting Pronouncements

     The Company utilizes interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     At March 31, 2001, the Company had two interest rate swaps with notional amounts of $32 million each, based on 30-day London Interbank Offered Rates (LIBOR). Under the terms of the first agreement, which expires in December 2001, the Company receives payments when LIBOR exceeds 6.35% and pays the counterparty when LIBOR is less than 6.35%. At March 31, 2001, 30-day Libor was 5.08 %. This interest rate swap may be extended for an additional twelve months at the option of the counterparty and therefore does not qualify for hedge accounting under FASB No. 133. The fair value of this swap at January 1, and March 31, 2001 was a liability of $351,344 and $745,138, respectively. The liability at January 1 was recorded as a transition adjustment in other comprehensive income and is being amortized over the initial term of the swap. Such amortization of $87,836, together with the change in fair value of the swap during the quarter ended March 31, 2001 of $393,794 is included in charge for derivative accounting in the Company's Condensed Consolidated Statement of Operations.

     Under the second agreement, which expires December 31, 2002, the Company receives payments when LIBOR exceeds 4.89% and pays the counterparty when LIBOR is less than 4.89%. The fair value of this interest rate swap at March 31, 2001 was a liability of $90,043, which is included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in the Company's Condensed Consolidated Balance Sheet at March 31, 2001.


Note J - Subsequent Events

     As of April 2, 2001, the Company issued 48,420 Series C preferred shares to Explorer, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share. (See Note D - Dividends.)

     In April, 2001 the Company was informed by TLC Healthcare, Inc. ("TLC") that it could no longer meet its payroll and other operating obligations. The Company had leases and mortgages with TLC representing eight properties with 1,049 beds and an initial investment of $27.5 million. As a result of this action, one facility in Texas with 102 beds and an initial investment of $2.5 million was leased to a new operator, Lamar Healthcare, Inc. and four properties in Illinois, Indiana and Ohio, with a total of 335 beds and an initial investment of $13.5 million, were taken back and placed under management agreements with Atrium Living Centers and Nexion Health Management, Inc. and will be operated for the Company's own account and classified as Owned and Operated Assets. The remaining three properties, with a total of 612 beds located in Texas have either been closed or are in the process of being closed and will be marketed for sale.

     In April, 2001 the Company extended its forbearance agreement with Lyric Healthcare LLC ("Lyric") through May 31, 2001, whereby the Company has received $541,266 of the $860,000 monthly rent due under the Lyric leases. Discussions are continuing with Lyric to reach a permanent restructuring agreement. The Company's original investment in the ten facilities covered under the lease is $95.4 million, with annual rent of $10.3 million.

     On March 30, 2001 the Company announced that affiliates of Alden Management, Inc. ("Alden") were delinquent in paying their lease, loan and escrow payments on the four facilities it leases from the Company. During the month of April, Alden resumed regularly scheduled lease payments to the Company, and began making payments on a schedule designed to bring their past due amounts current by August of 2001.

Item 2 -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

"Safe Harbor" Statement Under the United States Private Securities
   Litigation Reform Act of 1995

     Certain information contained in this report includes forward looking statements. Forward looking statements include statements regarding the Company's expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as "may" "will" "anticipates" "expects" "believes" "intends" "should" or comparable terms or the negative thereof. All forward looking statements included herein are based on information available on the date hereof. Such statements only speak as of the date hereof and no obligation to update such forward looking statements should be assumed. Actual results may differ materially from those reflected in such forward looking statements as a result of a variety of factors, including, among other things: (i) the ability of the Company to dispose of assets held for sale on a timely basis and at appropriate prices; (ii) uncertainties relating to the operation of the Company's Owned and Operated Assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels; (iii) the general distress of the healthcare industry; (iv) continued deterioration of the operating results and financial condition of the Company's operators; (v) the ability of the Company's operators in bankruptcy to reject unexpired lease obligations, modify the terms of the Company's mortgages, and impede the ability of the Company to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor's obligations; (vi) the availability and cost of capital; (vii) regulatory and other changes in the healthcare sector; (viii) the ability of the Company to manage , re-lease or sell its owned and operated facilities; (ix) competition in the financing of healthcare facilities; (x) the effect of economic and market conditions and changes in interest rates; (xi) the resumption of dividends; (xii) the amount and yield of any additional investments; (xiii) changes in tax laws and regulations affecting real estate investment trusts; access to the capital markets and the cost of capital (xiv) changes in the ratings of the Company's debt securities; (xv) and the risk factors set forth herein.

     Following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the condensed consolidated financial statements and accompanying notes. (See Note B - Properties and Note C - Concentration of Risk and Related Issues.)

Results of Operations

     Revenues for the three-month period ended March 31, 2001 totaled $69.2 million, an increase of $12.0 million over the period ending March 31, 2000. This increase is principally due to the inclusion of revenue from nursing home operations for assets owned and operated for the Company's account recovered pursuant to foreclosure and settlements with troubled operators in 2000. Excluding nursing home revenues of Owned and Operated Assets, revenues were $23.2 million for the three-month period ended March 31, 2001, a decrease of $2.6 million from the comparable prior year period.

     Rental income for the three-month period ended March 31, 2001 totaled $16.0 million, a decrease of $2.0 million over the same period in 2000. The decrease is due to $1.2 million from reductions in lease revenue due to foreclosures, bankruptcies and restructurings, and $1.1 million from reduced investments caused by 2000 asset sales. These decreases are offset by $0.3 million relating to contractual increases in rents that became effective in 2001 as defined under the related agreements.

     Mortgage interest income for the three-month period ended March 31, 2001 totaled $5.7 million, decreasing $0.3 million from the same period in 2000. The decrease is due to $0.4 million from reductions due to foreclosures, bankruptcies and restructurings and reduced investments caused by the payoffs of mortgages in 2000. These decreases are offset by $0.1 million relating to contractual increases in interest income that became effective in 2001 as defined under the related agreements.

     Nursing home revenues of owned and operated assets for the three-month period ended March 31, 2001 totaled $46.0 million, increasing $14.6 million over the same period in 2000. The increase is primarily due to the inclusion of 30 facilities formerly operated by RainTree Healthcare Corporation ("RainTree") for the full three-month period ended March 31, 2001 versus one month during the three-month period ended March 31, 2000.

     Expenses for the three-month period ended March 31, 2001 totaled $65.6 million, increasing approximately $11.4 million over expenses of $54.2 million for the three-month period ended March 31, 2000.

     Nursing home expenses for owned and operated assets for the three-month period ended March 31, 2001 increased to $46.5 million from $31.0 million for the three-month period ended March 31, 2000. The increase is primarily due to the inclusion of 30 facilities formerly operated by RainTree for the full three-month period ended March 31, 2001 versus one month during the three-month period ended March 31, 2000.

     Interest expense for the three-month period ended March 31, 2001 was approximately $9.7 million, compared with $11.1 million for the same period in 2000. The decrease in 2001 is primarily due to lower average outstanding borrowings during the 2001 period, partially offset by higher average interest rates.

     The provision for depreciation and amortization of real estate totaled $5.5 million during the three-months ended March 31, 2001, decreasing $0.4 million over the same period in 2000. The decrease primarily consists of $0.2 million due to assets sold in 2000 and capital expenditures and impairment charges on owned and operated properties, and a reduction in amortization of goodwill and non-compete agreements of $0.2 million.

     General and administrative expenses for the three-month period ended March 31, 2001 totaled $2.3 million as compared to $1.6 million for the same period in 2000, an increase of $0.7 million. The increase is due in part to the incremental administrative costs incurred to manage the owned and operated assets and increased consulting costs related to the foreclosure assets.

     Legal expenses for the three-month period ended March 31, 2001 totaled $1.0 million, an increase of $0.9 million over the same period in 2000. The increase is largely attributable to legal costs associated with the operator bankruptcy filings and negotiations with the Company's troubled operators.

     A provision for impairment of $4.5 million is included in expenses for the three-month period ended March 31, 2000. This provision was to reduce assets held for sale to fair value less cost to dispose. No provision for impairment was recognized in the 2001 period.

     During the three-month period ended March 31, 2001, the Company recognized a gain on disposal of real estate of $0.6 million.

     Funds from operations (FFO) for the three-month period ended March 31, 2001 on a fully diluted basis totaled $6.8 million, a decrease of approximately $5.3 million as compared to the $12.1 million for the same period in 2000 due to factors mentioned above. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. The Company considers FFO to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors and understanding of the ability of the Company to incur and service debt and to make expenditures. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

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


Liquidity and Capital Resources

     At March 31, 2001 the Company had total assets of $946.7 million, shareholders' equity of $468.5 million, and long-term debt of $442.6 million, representing approximately 46.8% of total capitalization. The Company has revolving credit facilities in place, providing up to $250 million of financing, of which $195.6 million was drawn at March 31, 2001, leaving $54.4 million available for working capital and acquisition purposes.

     As of March 31, 2001, the Company had an aggregate of $308 million of outstanding debt which matures in 2002, including $123 million of 6.95% Notes due June 2002 and $185 million on credit facilities expiring in 2002.

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

     The Company has historically distributed to shareholders a large portion of the cash available from operations. The Company's historical policy has been to make distributions on Common Stock of approximately 80% of FFO. Cash dividends paid totaled $0.50 per common share for the three-month period ended March 31, 2000. No common dividends were paid during the first quarter of 2001.

     On February 1, 2001, the Company announced the suspension of all common and preferred dividends. This action is intended to preserve cash to facilitate the Company's ability to obtain financing to fund the 2002 debt maturities. Additionally, on March 30, 2001, the Company exercised its option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share.

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

     Management believes the Company's liquidity and various sources of available capital are adequate to finance operations, meet debt service requirements and fund future investments through the next 12 months but is taking immediate steps to secure a refinancing of such debt, including the announced suspension of dividends and the pursuit of capital sources for repayment or replacement of the 2002 debt maturities. As a result of the ongoing financial challenges facing long-term care operators, the availability of the external capital sources historically used by the Company has become extremely limited and expensive, and, therefore, no assurance can be given that the Company will be able to replace or extend the 2002 debt maturities, or that any refinancing or replacement financing would be on favorable terms to the Company.

If the Company is unable to obtain refinancing or replacement financing, it may be required to liquidate investments in properties at times which may not permit realization of the maximum recovery on such investments. This could also result in adverse tax consequences to the Company.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

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

     The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at March 31, 2001 was $408 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $5.5 million.

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

     The Company utilizes interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At March 31, 2001, the Company had two interest rate swaps with notional amounts of $32 million each, based on 30-day London Interbank Offered Rates (LIBOR). Under the first $32 million agreement, the Company receives payments when LIBOR interest rates exceed 6.35% and pays the counterparties when LIBOR rates are under 6.35%. The amounts exchanged are based on the notional amounts. The $32 million agreement expires in December, 2001 but may be extended for an additional year by the counterparty.

     Under the terms of the second agreement, which expires in December, 2002, the Company receives payments when LIBOR rates exceed 4.89% and pays the counterparties when LIBOR rates are under 4.89%. The combined fair value of the interest rate swaps at March 31, 2001 was a deficit of $835,000. (See Note I - Effect of New Accounting Pronouncements.)

PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.


On March 30, 2001, the Company exercised its option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share.

The shares of Series C Preferred are governed by the Articles Supplementary for Series C Convertible Preferred Stock (the "Articles Supplementary") filed with the State Department of Assessments and Taxation of Maryland on July 14, 2000. The shares of Series C Preferred were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") because the issuance did not involve a sale within the meaning of the Securities Act and/or in reliance upon the private placement exemption provided by Section 4(2) of the Securities Act.

Item 6.           Exhibits and Reports on Form 8-K

       (a)      Exhibits - There are no exhibits filed herewith.

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

                                                OMEGA HEALTHCARE INVESTORS, INC.
                                                          Registrant


Date:   May 15, 2001                  By:  /s/  Thomas W. Erickson
                                                ------------------
                                                Thomas W. Erickson
                                                Interim Chief Executive Officer

Date:   May 15, 2001                  By:  /s/  Richard M. FitzPatrick
                                                ----------------------
                                                Richard M. FitzPatrick
                                                Acting Chief Financial Officer