Form 10-Q
period 2001-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2001-08-14
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                             No
     ----                               ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001

   Common Stock, $.10 par value                             20,066,142
           (Class)                                      (Number of shares)


                        OMEGA HEALTHCARE INVESTORS, INC.

                                    FORM 10-Q

                                  June 30, 2001

                                      INDEX
                                                                                 Page No.
                                                                                 --------
PART I   Financial Information

Item 1.           Condensed Consolidated Financial Statements:

                  Balance Sheets
                           June 30, 2001 (unaudited)
                           and December 31, 2000 ................................... 2

                  Statements of Operations (unaudited)
                           Three-month and Six-month periods ended
                           June 30, 2001 and 2000 .................................. 3

                  Statements of Cash Flows (unaudited)
                           Six-month period ended
                           June 30, 2001 and 2000 .................................. 4

                  Notes to Condensed Consolidated Financial Statements
                           June 30, 2001 (unaudited) ............................... 5

Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations ..............................................21

Item 3.           Quantitative and Qualitative Disclosures About Market Risk .......27

PART II  Other Information

Item 1.           Legal Proceedings ................................................28

Item 2.           Changes in Securities and Use of Proceeds ........................28

Item 3.           Defaults Upon Senior Securities ..................................28

Item 4.           Submission of Matters to a Vote of Security Holders ..............29

Item 6.           Exhibits and Reports on Form 8-K .................................31

                         PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

                        OMEGA HEALTHCARE INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                               June 30,    December 31,
                                                                 2001         2000
                                                                 ----         ----
                                                              (Unaudited)  (See Note)
                        ASSETS
Real estate properties
     Land and buildings at cost ...........................   $ 702,836    $ 710,542
     Less accumulated depreciation ........................     (97,707)     (89,870)
                                                                -------      -------
             Real estate properties - net .................     605,129      620,672
     Mortgage notes receivable - net ......................     180,768      206,710
                                                                -------      -------
                                                                785,897      827,382
Other investments .........................................      55,709       53,242
                                                                 ------       ------
                                                                841,606      880,624
Assets held for sale - net ................................       5,698        4,013
                                                                  -----        -----
     Total Investments ....................................     847,304      884,637
Cash and cash equivalents .................................      10,795        7,172
Accounts receivable .......................................      17,032       10,497
Other assets ..............................................       5,220        9,338
Operating assets for owned properties .....................      41,463       36,807
                                                                 ------       ------
     Total Assets .........................................   $ 921,814    $ 948,451
                                                              =========    =========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving lines of credit .................................   $ 198,641    $ 185,641
Unsecured borrowings ......................................     203,527      225,000
Other long-term borrowings ................................      23,525       24,161
Subordinated convertible debentures .......................          -        16,590
Accrued expenses and other liabilities ....................      22,944       18,002
Operating liabilities for owned properties ................      13,482       14,744
                                                                 ------       ------
     Total Liabilities ....................................     462,119      484,138

Preferred Stock ...........................................     212,342      207,500
Common stock and additional paid-in capital ...............     440,382      440,556
Cumulative net earnings ...................................     173,128      182,548
Cumulative dividends paid .................................    (365,654)    (365,654)
Unamortized restricted stock awards .......................        (284)        (607)
Accumulated other comprehensive loss ......................        (219)         (30)
                                                                 ------        -----
     Total Shareholders' Equity ...........................     459,695      464,313
                                                                -------      -------
     Total Liabilities and Shareholders' Equity ...........   $ 921,814    $ 948,451
                                                              =========    =========

Note      - The balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                    (In Thousands, Except Per Share Amounts)

                                                                Three Months Ended         Six Months Ended
                                                                      June 30,                 June 30,
                                                                ------------------         -----------------
                                                                 2001         2000        2001           2000
                                                                 ----         ----        ----           ----
Revenues
  Rental income ..........................................   $  14,729    $  16,268    $  30,750    $  34,270
  Mortgage interest income ...............................       5,535        5,912       11,213       11,912
  Other investment income - net ..........................       1,008        1,926        2,266        3,622
  Nursing home revenues of owned and operated assets .....      43,796       46,076       89,793       77,501
  Miscellaneous ..........................................         586          266          809          357
                                                                  ----         ----         ----         ----
                                                                65,654       70,448      134,831      127,662
Expenses
  Nursing home expenses of owned and operated assets .....      43,676       46,919       90,126       77,884
  Depreciation and amortization ..........................       5,504        5,818       11,045       11,728
  Interest ...............................................       9,243       11,277       18,915       22,375
  General and administrative .............................       3,155        1,212        5,504        2,801
  Legal ..................................................         766          472        1,717          493
  State taxes ............................................         107          113          213          226
  Litigation settlement expense ..........................      10,000            -       10,000            -
  Provision for impairment ...............................       8,381            -        8,381        4,500
  Provision for uncollectable accounts ...................         681            -          681            -
  Severance and consulting agreement costs ...............         466            -          466            -
  Charges for derivative accounting ......................          70            -          552            -
                                                                  ----         ----         ----         ----
                                                                82,049       65,811      147,600      120,007
                                                                ------       ------      -------      -------

(Loss) earnings before (loss) gain on assets sold and gain
    on early extinguishment of debt ......................     (16,395)       4,637      (12,769)       7,655
(Loss) gain on assets sold  - net ........................          (7)      10,451          612       10,451
Gain on early extinguishment of debt .....................       2,489            -        2,737            -
                                                                 -----        -----        -----        -----
Net (loss) earnings ......................................     (13,913)      15,088       (9,420)      18,106
Preferred stock dividends ................................      (5,029)      (2,408)      (9,937)      (4,816)
                                                                ------       ------       ------       ------
Net (loss) earnings available to common ..................   $ (18,942)   $  12,680    $ (19,357)   $  13,290
                                                             =========    =========    =========    =========

(Loss) Earnings per common share:
  Net (loss) earnings per share - basic ..................   $   (0.95)   $    0.63    $   (0.97)   $    0.66
                                                              ========     ========     ========     ========
  Net (loss) earnings per share - diluted ................   $   (0.95)   $    0.63    $   (0.97)   $    0.66
                                                              ========     ========     ========     ========

Dividends declared and paid per common share .............   $       -    $       -    $       -    $    0.50
                                                              ========     ========      =======     =========

Weighted Average Shares Outstanding, Basic ...............      20,013       20,129       20,013       20,055
                                                                ======       ======       ======       ======
Weighted Average Shares Outstanding, Diluted .............      20,013       20,129       20,013       20,055
                                                                ======       ======       ======       ======

Other comprehensive income (loss):
  Unrealized Gain (Loss) on Omega Worldwide, Inc. ........   $     247    $    (873)   $     247    $  (1,199)
                                                              ========     ========     ========     ========
  Unrealized Loss on Hedging Contracts ...................   $     (82)   $       -    $    (436)   $       -
                                                              ========     ========     =========    ========

Total comprehensive (loss) income ........................   $ (13,748)   $  14,215    $  (9,609)   $  16,907
                                                              ========     ========     ========     ========

     See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         2001        2000
                                                                         ----        ----

Operating activities
 Net (loss) earnings ..............................................   $ (9,420)   $ 18,106
 Adjustment to reconcile net earnings to cash
 provided by operating activities:
     Depreciation and amortization ................................     11,045      11,728
     Provision for impairment .....................................      8,381       4,500
     Provision for collection losses ..............................        681       2,937
     Gain on assets sold - net ....................................       (612)    (10,451)
     Gain on early extinguishment of debt .........................     (2,737)          -
     Other ........................................................        630       1,034
Net change in accounts receivable for Owned & Operated assets - net     (3,474)    (15,929)
Net change in accounts payable for Owned & Operated assets ........     (2,796)      4,777
Net change in other Owned & Operated assets and liabilities .......      1,961     (17,621)
Net change in operating assets and liabilities ....................      3,108      (6,403)
                                                                         -----      ------
Net cash provided by (used in) operating activities ...............      6,767      (7,322)

Cash flows from financing activities
Proceeds of revolving lines of credit - net .......................     13,000      10,400
Payments of long-term borrowings ..................................    (38,699)       (148)
Receipts from Dividend Reinvestment Plan ..........................         20         367
Dividends paid ....................................................          -     (14,816)
Deferred financing costs paid .....................................       (698)          -
Other .............................................................        (45)          -
                                                                          ----        ----
Net cash used in financing activities .............................    (26,422)     (4,197)

Cash flow from investing activities
Proceeds from sale of real estate investments - net ...............      1,364      35,093
Fundings of other investments - net ...............................       (465)     (4,200)
Collection of mortgage principal ..................................     22,379       1,242
                                                                        ------       -----
Net cash provided by investing activities .........................     23,278      32,135
                                                                        ------      ------

Increase in cash and cash equivalents .............................      3,623      20,616
Cash and cash equivalents at beginning of period ..................      7,172       4,105
                                                                         -----       -----
Cash and cash equivalents at end of period ........................   $ 10,795    $ 24,721
                                                                      ========    ========

            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2001

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2000 financial statements for consistency with the current presentation. Such reclassifications have no effect on previously reported earnings or equity. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     Based on management's current review of the Company's portfolio, a provision for impairment on the value of assets held for sale of $8.4 million was recorded for the three-month and six-month periods ended June 30, 2001. This provision relates to additional properties that were added to Assets Held for Sale during the three-month period ended June 30, 2001 as a result of the foreclosure of assets leased by a defaulting customer during the quarter. A provision for impairment in the value of the Assets Held for Sale of $4.5 million was recorded for the six-month period ended June 30, 2000.

     A summary of the number of properties by category for the quarter ended June 30, 2001 follows:


                                                                                                       Total
                                               Purchase /                   Owned &     Healthcare    Held for
Facility Count                                 Leaseback     Mortgages      Operated    Facilities     Sale       Total
                                               ---------     ---------      --------    ----------     ----       -----
Balance at March 31, 2001 ................         132           63           66          261            3          264
Properties transferred to Held for Sale ..          (3)           -           (4)          (7)           7            -
Properties transferred to Owned & Operated          (3)          (1)           4            -            -            -
Properties Sold / Mortgages Paid .........           -           (5)           -           (5)          (1)          (6)
Properties Leased / Mortgages Placed .....           3            -           (3)           -            -            -
                                                   --------------------------------------------------------------------
Balance at June 30, 2001 .................         129           57           63          249            9          258
                                                   ====================================================================


Gross Investment ($000's)
Balance at March 31, 2001 ................   $ 579,937    $ 206,774    $ 130,053    $ 916,764    $   3,547    $ 920,311
Properties transferred to Held for Sale ..     (11,499)           -       (1,043)     (12,542)      12,542            -
Properties transferred to Owned & Operated      (9,133)      (4,349)      13,482            -            -            -
Properties Sold / Mortgages Paid .........           -      (21,958)           -      (21,958)        (156)     (22,114)
Properties Leased / Mortgages Placed .....      22,163            -      (22,163)           -            -            -
Impairment ...............................           -            -            -            -       (8,344)      (8,344)
Capex and other ..........................           -          301        1,039        1,340       (1,891)        (551)
                                               -------------------------------------------------------------------------
Balance at June 30, 2001 .................   $ 581,468    $ 180,768    $ 121,368    $ 883,604    $   5,698    $ 889,302
                                               =========================================================================



Real Estate Dispositions

     The Company disposed of an Indiana facility during the three-month period ended June 30, 2001. The facility had a total of 40 beds and was classified as Assets Held for Sale. During the three-month period ended June 30, 2000, the Company recognized a gain on disposition of assets of $11.1 million from the sale of four facilities previously leased to Tenet Healthsystem Philadelphia, Inc., offset by a loss of $0.6 million on the sale of a 57 bed facility in Colorado.

Notes and Mortgages Receivable

     Income on notes and mortgages which are impaired will be recognized as cash is received. No provision for loss on mortgages or notes receivable was recorded during the six-month periods ended June 30, 2001 and 2000.


Owned and Operated Assets

     The Company owns 63 facilities that were recovered from customers and are operated for the Company's own account. These facilities have 4,942 beds and are located in nine states. During the three-month period ended June 30, 2001, four of the Company's previously Owned and Operated facilities were closed and reclassified to Assets Held for Sale, four foreclosure facilities were added to Owned and Operated and three facilities were re-leased to a new operator.

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

     The revenues, expenses, assets and liabilities included in the Company's condensed consolidated financial statements which relate to such owned and operated assets (2) are as follows:



                                        Unaudited
                                      (In Thousands)

                                       Three Months             Six Months
                                       Ended June 30,         Ended June 30,
                                       --------------         --------------
                                      2001       2000        2001        2000
                                      ----       ----        ----        ----
Revenues (1)
Medicaid ........................   $ 26,321   $ 26,834    $ 53,561    $ 46,359
Medicare ........................     11,324      6,495      22,514      13,250
Private & Other .................      6,151     12,747      13,718      17,892
                                       -----     ------      ------      ------
    Total Revenues ..............     43,796     46,076      89,793      77,501

Expenses
Patient Care Expenses ...........     29,568     27,729      62,721      50,103
Administration ..................      7,642     12,763      14,177      17,442
Property & Related ..............      2,746      2,576       5,960       4,871
                                       -----      -----       -----       -----
    Total Expenses ..............     39,956     43,068      82,858      72,416

Contribution Margin .............      3,840      3,008       6,935       5,085

Management Fees .................      2,418      2,281       4,867       3,898
Rent ............................      1,302      1,570       2,401       1,570
                                       -----      -----       -----       -----

Net Operating Income (Loss) .....   $    120   $   (843)   $   (333)   $   (383)
                                    ========   ========    ========    ========

              (1) Nursing home revenues from these owned and operated assets are recognized as services are  provided.
              (2) The amounts shown in the condensed  consolidated  financial statements are not comparable, as the number of Owned and Operated facilities and the timing of the foreclosures and re-leasing activities occurred at different times during the periods presented.

                  Unaudited
               (In Thousands)

                                                     June 30,       December 31,
                                                       2001            2000
                                                       ----            ----
                   ASSETS
Cash .......................................        $   5,045         $   5,364
Accounts Receivable - Net ..................           33,504            30,030
Other Current Assets .......................            6,349             5,098
                                                        -----             -----
Total Current Assets .......................           44,898            40,492

Investment in leasehold ....................            1,610             1,679

Land and Buildings .........................          121,368           130,601
Less Accumulated Depreciation ..............          (17,224)          (17,680)
                                                      -------           -------
Land and Buildings - Net ...................          104,144           112,921
                                                      -------           -------

TOTAL ASSETS ...............................        $ 150,652         $ 155,092
                                                    =========         =========

                 LIABILITIES
Accounts Payable ...........................        $   5,841         $   8,636
Other Current Liabilities ..................            7,641             6,108
                                                        -----             -----
Total Current Liabilities ..................           13,482            14,744
                                                       ------            ------

TOTAL LIABILITIES ..........................        $  13,482         $  14,744
                                                    =========         =========


Assets Held for Sale

     At June 30, 2001, the carrying value of assets held for sale totals $5.7 million (net of impairment reserves of $16.3 million). The Company intends to sell the remaining facilities as soon as practicable. However, a number of other companies are actively marketing portfolios of similar assets and, in light of the existing conditions in the long-term care industry generally, it has become more difficult to sell such properties and for potential buyers to obtain financing for such acquisitions. Thus, there can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow the Company to realize the fair value of the assets.

Segment Information

     The following tables set forth the reconciliation of operating results and total assets for the Company's reportable segments for the three and six-month periods ended June 30, 2001 and 2000.

                                                     For the three months ended June 30, 2001
                                                     ----------------------------------------

                                                             Owned and
                                                            Operated and
                                                  Core      Assets Held    Corporate
                                               Operations     For Sale     and Other  Consolidated
                                               ----------     --------     ---------  ------------
                                                                 (In Thousands)
Operating Revenues .........................   $  20,264    $  43,796    $       -    $  64,060
Operating Expenses .........................           -      (43,676)           -      (43,676)
                                                   -----      -------       ------      -------
  Net operating income .....................      20,264          120            -       20,384
Adjustments to arrive at net income:
  Other revenues ...........................           -            -        1,594        1,594
  Interest expense .........................           -            -       (9,243)      (9,243)
  Depreciation and amortization ............      (4,344)        (936)        (224)      (5,504)
  General and administrative ...............           -            -       (3,155)      (3,155)
  Legal ....................................           -            -         (766)        (766)
  State Taxes ..............................           -            -         (107)        (107)
  Litigation settlement expense ............           -            -      (10,000)     (10,000)
  Severance and consulting agreement costs .           -            -         (466)        (466)
  Provision for uncollectable accounts .....        (681)           -            -         (681)
  Provision for impairment .................           -            -       (8,381)      (8,381)
  Charges for derivative accounting ........           -            -          (70)         (70)
                                                    ----         ----         ----         ----
                                                  (5,025)        (936)     (30,818)     (36,779)
                                                  ------         ----      -------      -------
Income (loss) before gain on assets sold and
   gain on early extinguishment of debt ....      15,239         (816)     (30,818)     (16,395)
Gain on assets sold - net ..................           -           (7)           -           (7)
Gain on early extinguishment of debt .......           -            -        2,489        2,489
Preferred dividends ........................           -            -       (5,029)      (5,029)
                                                   -----        -----       ------       ------
Net income (loss) available to common ......   $  15,239    $    (823)   $ (33,358)   $ (18,942)
                                               =========    =========    =========    =========


Total Assets ...............................   $ 681,754    $ 156,350    $  83,710    $ 921,814
                                               =========    =========    =========    =========


                                              For the three months ended June 30, 2000
                                              ----------------------------------------

                                                          Owned and
                                                         Operated and
                                             Core        Assets Held      Corporate
                                          Operations      For Sale        and Other     Consolidated
                                          ----------      --------        ---------     ------------
                                                                (In Thousands)
Operating Revenues ..................   $    22,180    $    46,076     $        -    $    68,256
Operating Expenses ..................             -        (46,919)             -        (46,919)
                                              -----        -------          -----        -------
  Net operating income ..............        22,180           (843)             -         21,337
Adjustments to arrive at net income:
  Other revenues ....................             -              -          2,192          2,192
  Interest expense ..................             -              -        (11,277)       (11,277)
  Depreciation and amortization .....        (4,489)          (964)          (365)        (5,818)
  General and administrative ........             -              -         (1,212)        (1,212)
  Legal .............................             -              -           (472)          (472)
  State Taxes .......................             -              -           (113)          (113)
  Provision for impairment ..........             -              -              -              -
                                              -----           ----          -----          -----
                                             (4,489)          (964)       (11,247)       (16,700)
                                             ------           ----        -------        -------

Earnings (loss) .....................        17,691         (1,807)       (11,247)         4,637
Gain on Assets Sold .................        10,451              -              -         10,451
Preferred dividends .................             -              -         (2,408)        (2,408)
                                              -----          -----         ------         ------
Net income (loss) available to common   $    28,142    $    (1,807)   $   (13,655)   $    12,680
                                        ===========    ===========    ===========    ===========

Total Assets ........................   $   730,081    $   167,631    $   140,235    $ 1,037,947
                                        ===========    ===========    ===========    ===========

                                                   For the six months ended June 30, 2001
                                                   --------------------------------------

                                                              Owned and
                                                             Operated and
                                                   Core      Assets Held    Corporate
                                                Operations    For Sale      and Other  Consolidated
                                                ----------    --------      ---------  ------------
                                                                  (In Thousands)
Operating Revenues .........................   $  41,963    $  89,793    $       -    $ 131,756
Operating Expenses .........................           -      (90,126)           -      (90,126)
                                                   -----      -------        -----      -------
  Net operating income .....................      41,963         (333)           -       41,630
Adjustments to arrive at net income:
  Other revenues ...........................           -            -        3,075        3,075
  Interest expense .........................           -            -      (18,915)     (18,915)
  Depreciation and amortization ............      (8,668)      (1,932)        (445)     (11,045)
  General and administrative ...............           -            -       (5,504)      (5,504)
  Legal ....................................           -            -       (1,717)      (1,717)
  State Taxes ..............................           -            -         (213)        (213)
  Litigation settlement expense ............           -            -      (10,000)     (10,000)
  Severance and consulting agreement costs .           -            -         (466)        (466)
  Provision for uncollectable accounts .....        (681)           -            -         (681)
  Provision for impairment .................           -            -       (8,381)      (8,381)
  Charges for derivative accounting ........           -            -         (552)        (552)
                                                   -----        -----         ----         ----
                                                  (9,349)      (1,932)     (43,118)     (54,399)
                                                  ------       ------      -------      -------
Income (loss) before gain on assets sold and
   gain on early extinguishment of debt ....      32,614       (2,265)     (43,118)     (12,769)
Gain on assets sold - net ..................           -          612            -          612
Gain on early extinguishment of debt .......           -            -        2,737        2,737
Preferred dividends ........................           -            -       (9,937)      (9,937)
                                                   -----        -----       ------       ------
Net income (loss) available to common ......   $  32,614    $  (1,653)   $ (50,318)   $ (19,357)
                                               =========    =========    =========    =========

Total Assets ...............................   $ 681,754    $ 156,350    $  83,710    $ 921,814
                                               =========    =========    =========    =========

                                              For the six months ended June 30, 2000
                                              --------------------------------------

                                                          Owned and
                                                         Operated and
                                              Core       Assets Held       Corporate
                                           Operations     For Sale         and Other    Consolidated
                                           ----------     --------         ---------    ------------
                                                               (In Thousands)
Operating Revenues ..................   $    46,182    $    77,501     $        -    $   123,683
Operating Expenses ..................             -        (77,884)             -        (77,884)
                                              -----        -------         ------        -------
  Net operating income ..............        46,182           (383)             -         45,799
Adjustments to arrive at net income:
  Other revenues ....................             -              -          3,979          3,979
  Interest expense ..................             -              -        (22,375)       (22,375)
  Depreciation and amortization .....        (9,420)        (1,578)          (730)       (11,728)
  General and administrative ........             -              -         (2,801)        (2,801)
  Legal .............................             -              -           (493)          (493)
  State Taxes .......................             -              -           (226)          (226)
  Provision for impairment ..........             -              -         (4,500)        (4,500)
                                              -----          -----         ------         ------
                                             (9,420)        (1,578)       (27,146)       (38,144)
                                             ------         ------        -------        -------

Earnings (loss) .....................        36,762         (1,961)       (27,146)         7,655
Gain on Assets Sold .................        10,451              -              -         10,451
Preferred dividends .................             -              -         (4,816)        (4,816)
                                              -----          -----         ------         ------
Net income (loss) available to common   $    47,213    $    (1,961)   $   (31,962)   $    13,290
                                        ===========    ===========    ===========    ===========

Total Assets ........................   $   730,081    $   167,631    $   140,235    $ 1,037,947
                                        ===========    ===========    ===========    ===========


Note C - Concentration of Risk and Related Issues

     As of June 30, 2001, the Company's portfolio of domestic investments consisted of 249 healthcare facilities, located in 29 states and operated by 31 third-party operators. The Company's gross investments in these facilities totaled $883.6 million at June 30, 2001. This portfolio is made up of 127 long-term healthcare facilities and 2 rehabilitation hospitals owned and leased to third parties, fixed rate, participating and convertible participating mortgages on 57 long-term healthcare facilities and 52 long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for the Company's own account. In addition, 12 facilities subject to third-party leasehold interests are included in Other Investments. The Company also holds miscellaneous investments and closed healthcare facilities held for sale of approximately $63.0 million at June 30, 2001, including $22.3 million related to two non-healthcare facilities leased by the United States Postal Service, an $8.6 million investment in Omega Worldwide, Inc., Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company and Principal Healthcare Finance Trust, an Australian Unit Trust, and $15.7 million of notes receivable.

     Seven public companies operate approximately 74.0% of the Company's investments, including Sun Healthcare Group, Inc. (24.7%), Integrated Health Services, Inc. (18.2%, including 10.8% as the manager for and 50% owner of Lyric Health Care LLC), Advocat, Inc. (12.0%), Mariner Post-Acute Network (6.2%),

Kindred Healthcare, Inc. (formerly known as Vencor Operating, Inc.) (6.0%), Alterra Healthcare Corporation (3.9%), and Genesis Health Ventures, Inc. (3.0%). Kindred and Genesis manage facilities for the Company's own account, included in Owned & Operated Assets. The two largest private operators represent 3.5% and 2.5%, respectively, of investments. No other operator represents more than 2.5% of investments. The three states in which the Company has its highest concentration of investments are Florida (16.1%), California (7.6%) and Illinois (7.5%).

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


Note D - Dividends

     On February 1, 2001, the Company announced the suspension of all common and preferred dividends. This action is intended to preserve cash to facilitate the Company's ability to obtain financing to fund its 2002 maturing indebtedness. Prior to recommencing the payment of dividends on the Company's Common stock, all accrued and unpaid dividends on the Company's Series A, B and C preferred stock must be paid in full. The Company has made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain its REIT status for 2000 and intends to satisfy such requirements under the REIT rules for 2001. The cumulative unaccrued and unpaid dividends relating to all series of the preferred stock, excluding the November 15, 2000 Series C dividends described below, total $9.9 million as of June 30, 2001.

     On March 30, 2001, the Company exercised its option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share. Such election resulted in an increase in the aggregate liquidation preference of Series C Preferred Stock as of April 2, 2001 to $104,842,000, including accrued dividends through that date.

     During the six-month period ended June 30, 2000 the Company paid dividends of $2.7 million and $2.2 million, respectively, on its 9.25% Series A Cumulative Preferred Stock and 8.625% Series B Cumulative Preferred Stock.

Note E - Earnings Per Share

     The computation of basic earnings per share is determined based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and, beginning in the third quarter of 2000, the assumed conversion of the Series C Preferred Stock.


Note F - Omega Worldwide, Inc.

     As of June 30, 2001 the Company holds a $5.7 million investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of preferred stock. The Company also holds a $1.6 million investment in Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company, and a $1.3 million investment in Principal Healthcare Finance Trust, an Australian Unit Trust. The Company had guaranteed repayment of Worldwide borrowings pursuant to a revolving credit facility in exchange for an initial 1% fee and an annual facility fee of 25 basis points. The Company was required to provide collateral in the amount of $8.8 million related to the guarantee of Worldwide's obligations. Worldwide repaid all borrowings under the revolving credit facility in June 2001, the Company's guarantee was terminated and the subject collateral was released.

     Additionally, the Company had a Services Agreement with Worldwide that provided for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs has been based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Upon expiration of this agreement on June 30, 2000, the Company entered into a new agreement requiring quarterly payments from Worldwide of $37,500 for the use of offices and certain administrative and financial services provided by the Company. Upon the
reduction  of  the  Company's   accounting  staff,  the  Service  Agreement  was
renegotiated again on November 1, 2000 requiring quarterly payments from Worldwide of $32,500. Costs allocated to Worldwide for the three-month and six-month periods ended June 30, 2001 were $32,500 and $65,000, respectively, compared with $185,000 and $389,000 for the same periods in 2000.


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

     On June 20, 2000, the Company and its former chief executive officer, former chief financial officer and chief operating officer were named as defendants in litigation brought by Ronald M. Dickerman, in his individual capacity, in the United States District Court for the Southern District of New York, alleging that the Company and the named executive officers violated
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mr. Dickerman subsequently amended the complaint to assert his claims on behalf of an unnamed class of plaintiffs. On July 28, 2000, Benjamin LeBorys commenced a class action lawsuit making similar allegations against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. The cases were consolidated, and Mr. LeBorys was named lead plaintiff. The Company's Motion to Dismiss filed with the Court on February 16, 2001 was heard on May 29, 2001 at which time the Court dismissed the suit without prejudice and granted leave to the Plaintiffs to amend and re-file their complaint on or before July 20, 2001. As the Plaintiffs did not re-file a complaint, the Court has dismissed the suit with prejudice, resulting in a complete resolution in favor of the Company. (See Note J - Subsequent Events)

     On June 21, 2000, the Company was named as a defendant in certain litigation brought against it by Madison/OHI Liquidity Investors, LLC ("Madison"), a customer that claims that the Company has breached and/or anticipatorily breached a commercial contract. Mr. Dickerman is a partner of Madison and is a guarantor of Madison's obligations to the Company. Madison claims damages as a result of the alleged breach of approximately $700,000. Madison seeks damages as a result of the claimed anticipatory breach in the amount of $15 million or, in the alternative, Madison seeks specific performance of the contract as modified by a course of conduct that Madison alleges developed between Madison and the Company. The Company contends that Madison is in default under the contract in question. The Company believes that the litigation is meritless. The Company is defending vigorously and on December 5, 2000, filed counterclaims against Madison and the guarantors, including Mr. Dickerman, seeking repayment of approximately $8.8 million that Madison owes the Company.

     On December 29, 1998, Karrington Health, Inc. brought suit against the Company in the Franklin County, Ohio, Common Pleas Court (subsequently removed to the U.S. District Court for the Southern District of Ohio, Eastern Division) alleging that the Company repudiated and ultimately breached a financing contract to provide $95,000,000 of financing for the development of 13 assisted living facilities. Karrington was seeking recovery of approximately $34,000,000 in damages it alleged to have incurred as a result of the breach. On August 13, 2001, the Company paid Karrington $10,000,000 to settle all claims arising from the suit, but without admission of any liability or fault by the Company, which liability is expressly denied. Based on the settlement, the suit has been dismissed with prejudice. (See Note J - Subsequent Events)

Note H - Borrowing Arrangements

     The Company has a $175 million secured revolving credit facility that expires on December 31, 2002. Borrowings under the facility bear interest at 2.5% to 3.25% over LIBOR, based on the Company's leverage ratio. Borrowings of approximately $129 million are outstanding at June 30, 2001. Investments with a gross book value of approximately $240 million are pledged as collateral for this credit facility.

     The Company has a $75 million secured revolving credit facility that expires on March 31, 2002 as to $10 million and June 30, 2005 as to $65 million. Borrowings under the facility bear interest at 2.5% to 3.75% over LIBOR, based on the Company's leverage ratio and collateral assigned. Borrowings of approximately $69.6 million are outstanding at June 30, 2001. Investments with a gross book value of approximately $95 million are pledged as collateral for this credit facility.

     During the three-month and six-month periods ended June 30, 2001, the Company repurchased $19.5 million and $21.5 million, respectively, of its 6.95% Notes maturing in June 2002. At June 30, 2001, $103.5 million of these notes remain outstanding.

     As of June 30, 2001, the Company had an aggregate of $242 million of outstanding debt which matures in 2002, including $103.5 million of 6.95% Notes due June 2002 and $138 million on credit facilities expiring in 2002.


     The Company had $50 million of funding available through July 1, 2001 pursuant to an Investment Agreement with Explorer which can be used, upon satisfaction of certain conditions, to fund growth. Following the drawing in full or expiration of this commitment, Explorer will have the option to provide up to an additional $50 million to fund growth for an additional twelve-month period. (See Note D - Dividends)

     The Company is required to meet certain financial covenants, including prescribed leverage and interest coverage ratios on its long-term borrowings. At June 30, 2001 the Company had $28.2 million available under its secured revolving credit facilities prior to giving effect to the August settlement of the Karrington litigation described in Note G above. As a result of recognizing the Karrington settlement expense in the quarter ended June 30, 2001, the Company is not in compliance with one of the financial covenants under its credit facilities. The lenders have granted the Company a waiver through September 14, 2001 during which time all parties will be working together to resolve this covenant violation situation. Accordingly, as of the date of this report, the Company has $14.7 million available under its secured revolving credit facilities. Certain assets that served as collateral for one of the credit facilities were recovered from a customer during the quarter. These assets are no longer eligible to serve as collateral, resulting in reduced availability under the credit facility. The Company has the ability to replace this collateral and increase the availability under the line by up to an additional $18.0 million subject to compliance with the applicable financial covenants. The Company's ability to draw upon the remaining availability under the credit facilities has been limited by the covenant violation noted above until such time as a permanent resolution is attained. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources)


Note I - Effect of New Accounting Pronouncements

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

     At June 30, 2001, the Company had two interest rate swaps with notional amounts of $32 million each, based on 30-day London Interbank Offered Rates (LIBOR). Under the terms of the first agreement, which expires in December 2001, the Company receives payments when LIBOR exceeds 6.35% and pays the counterparty when LIBOR is less than 6.35%. At June 30, 2001, 30-day LIBOR was 3.86 %. This interest rate swap may be extended for an additional twelve months at the option of the counterparty and therefore does not qualify for hedge accounting under FASB No. 133. The fair value of this swap at January 1, and June 30, 2001 was a liability of $351,344 and $727,825, respectively. The liability at January 1 was recorded as a transition adjustment in other comprehensive income and is being amortized over the initial term of the swap. Such amortization for the three-month and six-month periods ended June 30, 2001 of $87,836 and $175,672, respectively, together with the change in fair value of the swap of ($17,313) and $376,481, respectively, is included in charges for derivative accounting in the Company's Condensed Consolidated Statement of Operations.

     Under the second agreement, which expires December 31, 2002, the Company receives payments when LIBOR exceeds 4.89% and pays the counterparty when LIBOR is less than 4.89%. The fair value of this interest rate swap at June 30, 2001 was a liability of $260,660, which is included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in the Company's Condensed Consolidated Balance Sheet at June 30, 2001.


Note J - Subsequent Events

     On June 20, 2000, the Company and its former chief executive officer, former chief financial officer and chief operating officer were named as defendants in litigation brought by Ronald M. Dickerman, in his individual capacity, in the United States District Court for the Southern District of New York, alleging that the Company and the named executive officers violated
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mr. Dickerman subsequently amended the complaint to assert his claims on behalf of an unnamed class of plaintiffs. On July 28, 2000, Benjamin LeBorys commenced a class action lawsuit making similar allegations against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. The cases were consolidated, and Mr. LeBorys was named lead plaintiff. The Company's Motion to Dismiss filed with the Court on February 16, 2001 was heard on May 29, 2001 at which time the Court dismissed the suit without prejudice and granted leave to the Plaintiffs to amend and re-file their complaint on or before July 20, 2001. As the Plaintiffs did not re-file a complaint, the Court has dismissed the suit with prejudice. (See Note G - Litigation)

     Karrington Health, Inc. brought suit against the Company alleging that the Company repudiated and ultimately breached a financing contract to provide $95,000,000 of financing for the development of 13 assisted living facilities. Karrington was seeking recovery of approximately $34,000,000 in damages it alleges to have incurred as a result of the breach. On August 13, 2001, the Company paid Karrington $10,000,000 to settle all claims arising from the suit, but without admission of any liability or fault by the Company, which liability is expressly denied. Based on the settlement, the suit has been dismissed with prejudice. (See Note G - Litigation)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement Under the United States Private Securities Litigation
 Reform Act of 1995

     Certain information contained in this report includes forward looking statements. Forward looking statements include statements regarding the Company's expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as "may" "will" "anticipates" "expects" "believes" "intends" "should" or comparable terms or the negative thereof. All forward looking statements included herein are based on information available on the date hereof. Such statements only speak as of the date hereof and no obligation to update such forward looking statements should be assumed. Actual results may differ materially from those reflected in such forward looking statements as a result of a variety of factors, including, among other things: (i) the ability of the Company to dispose of assets held for sale on a timely basis and at appropriate prices; (ii) uncertainties relating to the operation of the Company's Owned and Operated Assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels; (iii) the general distress of the healthcare industry; (iv) continued deterioration of the operating results and financial condition of the Company's operators; (v) the ability of the Company's operators in bankruptcy to reject unexpired lease obligations, modify the terms of the Company's mortgages, and impede the ability of the Company to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor's obligations; (vi) the availability and cost of capital; (vii) regulatory and other changes in the healthcare sector; (viii) the ability of the Company to manage , re-lease or sell its owned and operated facilities; (ix) competition in the financing of healthcare facilities; (x) the effect of economic and market conditions and changes in interest rates; (xi) the resumption of dividends; (xii) the amount and yield of any additional investments; (xiii) changes in tax laws and regulations affecting real estate investment trusts;(xiv) access to the capital markets and the cost of capital (xv) changes in the ratings of the Company's debt securities; (xvi) and the risk factors set forth herein, including without limitation Note C - Concentration of Risk and Related Issues to the Condensed Consolidated Financial Statements included in Item 1.

     Following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the condensed consolidated financial statements and accompanying notes. (See Note B - Properties and Note C - Concentration of Risk and Related Issues.)

Results of Operations

     Revenues for the three-month and six-month periods ended June 30, 2001 totaled $65.7 million and $134.8 million, respectively, a decrease of $4.8 million and an increase of $7.2 million, respectively, over the periods ending

June 30, 2000. Excluding nursing home revenues of Owned and Operated Assets, revenues were $21.9 million and $45.0 million, respectively, for the three-month and six-month periods ended June 30, 2001, a decrease of $2.5 million and $5.1 million, respectively, from the comparable prior year periods.

     Rental income for the three-month and six-month periods ended June 30, 2001 totaled $14.7 million and $30.8 million, respectively, a decrease of $1.5 million and $3.5 million, respectively, over the same periods in 2000. The three-month decrease is due to $1.1 million reductions in lease revenue due to foreclosures, bankruptcies and restructurings and $0.7 million from reduced investments resulting from the sale of assets in 2000, offset by approximately $0.3 million relating to contractual increases in rents that became effective in 2001. The six-month decrease is due to $2.3 million from reductions in lease revenue due to foreclosures, bankruptcies and restructurings, and $1.8 million from reduced investments resulting from the sale of assets in 2000. These decreases are offset by $0.6 million relating to contractual increases in rents that became effective in 2001 as defined under the related agreements.

     Mortgage interest income for the three-month and six-month periods ended June 30, 2001 totaled $5.5 million and $11.2 million, respectively, decreasing $0.4 million and $0.7 million, respectively, from the same periods in 2000. The decrease is due to reductions from foreclosures, bankruptcies and restructurings and reduced investments resulting from the payoffs of mortgage notes. These decreases are partially offset by contractual increases in interest income that became effective in 2001 as defined under the related agreements.

     Nursing home revenues of owned and operated assets for the three-month and six-month periods ended June 30, 2001 totaled $43.8 million and $89.8 million, respectively, decreasing $2.3 million and increasing $12.3 million, respectively, over the same periods in 2000. The decrease for the three-month period is due to a decreased number of operated facilities versus the same three-month period in 2000 as a result of the closure of certain facilities and their reclassification to Assets Held for Sale as well as the re-lease of three facilities during the three-months ended June 30, 2001 to a new operator. The increase in the six-month period is primarily due to the inclusion of 30 facilities formerly operated by RainTree Healthcare Corporation ("RainTree") for the full six-month period ended June 30, 2001 versus four months during the six-month period ended June 30, 2000.

     Expenses for the three-month and six-month periods ended June 30, 2001 totaled $82.0 million and $147.6 million, respectively, increasing approximately $16.2 million and $27.6 million, respectively, over expenses of $65.8 million and $120.0 million for the three-month and six-month periods ended June 30, 2000.

     Nursing home expenses for owned and operated assets for the three-month period and six-month periods ended June 30, 2001 decreased by $3.2 million and increased by $12.2 million, respectively, from $46.9 million and $77.9 million for same periods in 2000. The decrease in the three-month period is due to a decreased number of facilities versus the same three-month period in 2000 as a result of the closure of certain facilities and their reclassification to Assets Held for Sale as well as the re-lease of three facilities during the three months ended June 30, 2001 to a new operator. The increase in the six-month period is primarily due to the inclusion of 30 facilities formerly operated by RainTree for the full six-month period ended June 30, 2001 versus four months during the three-month period ended June 30, 2000.

     The provision for depreciation and amortization totaled $5.5 million and $11.0 million, respectively, during the three-month and six-month periods ended June 30, 2001. This is a decrease of $0.3 million and $0.7 million, respectively, over the same periods in 2000. The decrease is primarily due to assets sold in 2000 and lower depreciable values due to impairment charges on owned and operated properties, and a reduction in the amortization of goodwill and non-compete agreements.

     Interest expense for the three-month and six-month periods ended June 30, 2001 was approximately $9.2 million and $18.9 million, compared with $11.3 million and $22.4 million, respectively, for the same periods in 2000. The decrease in 2001 is primarily due to lower average outstanding borrowings during the 2001 period, partially offset by slightly higher average interest rates due to increased rate spreads under the Company's credit facilities versus last year.

     General and administrative expenses for the three-month and six-month periods ended June 30, 2001 totaled $3.2 million and $5.5 million, respectively, as compared to $1.2 million and $2.8 million, respectively, for the same periods in 2000, an increase of $1.9 million and $2.7 million. The increase is due primarily to consulting costs related to the efforts associated with the business objective of re-leasing the Company's owned and operated assets, restructuring activities and other non-recurring expenses including executive recruiting fees.

     Legal expenses for the three-month and six-month periods ended June 30, 2001 totaled $0.8 million and $1.7 million, respectively, an increase of $0.3 million and $1.2 million, respectively, over the same periods in 2000. The increase is largely attributable to legal costs associated with the foreclosure of assets and other negotiations with the Company's troubled operators as well as the defense of various lawsuits in which the Company is party to. (See Note G
- Litigation)

     During the three-month period ended June 30, 2001 the Company recorded a $10 million litigation settlement expense related to a suit brought against it by Karrington, Health, Inc. (See Note G - Litigation)

     A provision for impairment of $8.4 million is included in expenses for the six-month period ended June 30, 2001. This provision was to reduce the cost basis of assets recovered from a defaulting operator to their fair value less cost to dispose, as these assets are being marketed for sale. A provision for impairment of $4.5 million was recognized in the 2000 period.

     A charge of $681,000 for provision for uncollectable accounts was taken during the three-month period ended June 30, 2001 relating to write-off of rents due from and funds advanced to the defaulting operator.

     Severance and consulting agreement costs of $466,000 were recognized during the three-month period ended June 30, 2001 related to the termination of an employment contract with an officer of the Company.

     During the six-month period ended June 30, 2001, the Company recognized a gain on disposal of real estate of $0.6 million. For the three-month and six-month periods ended June 30, 2000, a gain of $10.5 million was recognized on the disposal of real estate.

     Funds from operations (FFO) for the three-month and six-month periods ended June 30, 2001 were deficits of $7.5 million and $2.7 million, respectively, a decrease of approximately $15.5 million and $21.8 million, respectively, as compared to the $8.0 million and $19.1 million for the same periods in 2000 due to factors mentioned above. Diluted FFO amounts were a deficit of $4.8 million and a positive $2.4 million, respectively, for the three-month and six-month periods ended June 30, 2001, as compared to the $9.1 million and $21.3 million for the same period in 2000 due to factors mentioned above. FFO is net earnings available to common shareholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. The Company considers FFO to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to pay dividends to its shareholders. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

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


Liquidity and Capital Resources

     The settlement of the lawsuit with Karrington Health, Inc. fixed the amount of expense associated with this claim against the Company at $10 million and was therefore recorded at June 30, 2001. The recognition of this expense has resulted in a violation of one of the financial covenants in the loan agreements with the Company's primary lenders. The lenders have granted the Company a waiver through September 14, 2001 during which time all parties will be working together to resolve this covenant violation situation.

     At June 30, 2001 the Company had total assets of $921.8 million, shareholders' equity of $459.7 million, and long-term debt of $425.7 million, representing approximately 46.2% of total capitalization. The Company has revolving credit facilities in place, providing up to $250 million of financing, of which $198.6 million was drawn at June 30, 2001. As of the date of this report, the Company has $14.7 million available under its secured revolving credit facilities. Certain assets that served as collateral for one of the credit facilities were recovered from a customer during the quarter. These assets are no longer eligible to serve as collateral, resulting in reduced availability under the credit facility. The Company has the ability to replace this collateral and increase the availability under the line by up to an additional $18.0 million subject to compliance with the applicable financial covenants. The Company's ability to draw upon the remaining availability under the credit facilities has been limited by the covenant violation waiver noted above until such time as a permanent resolution is attained.

     As of June 30, 2001, the Company had an aggregate of $242 million of outstanding debt which matures in 2002, including $103.5 million of 6.95% Notes due June 2002 and $138 million on credit facilities expiring in 2002.

     The Company has historically distributed to shareholders a large portion of the cash available from operations. The Company's historical policy has been to make distributions on Common Stock of approximately 80% of FFO, but on February 1, 2001, the Company announced the suspension of all common and preferred dividends. This action is intended to preserve cash to facilitate the Company's ability to obtain financing to fund the 2002 debt maturities. Additionally, on March 30, 2001, the Company exercised its option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share.

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

     Cash dividends paid totaled $0.50 per common share for the three-month period ended March 31, 2000. No common dividends were paid during the first and second quarters of 2001 nor during the second quarter of 2000.

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

     Management believes the Company's liquidity and various sources of available capital, including funds from operations and expected proceeds from planned asset sales, are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next 12 months, including through the waiver period, but is taking immediate steps to facilitate a refinancing of maturing 2002 debt, including the announced suspension of dividends and the pursuit of additional capital. As a result of the ongoing financial challenges facing long-term care operators, the availability of the external capital sources historically used by the Company has become extremely limited and expensive, and, therefore, no assurance can be given that the Company will be able to replace or extend the 2002 debt maturities, or that any refinancing or replacement financing would be on favorable terms to the Company. If the Company were unable to refinance its 2002 debt maturities or other indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms, which might result in losses to the Company and might adversely affect the cash available for distribution to shareholders, or to pursue dilutive equity financing. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which might affect the Company's ability to make distributions to its shareholders.

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

     The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at June 30, 2001 was $398 million. A one-percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $4.7 million.

     The Company is subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     The Company utilizes interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 2001, the Company had two interest rate swaps with notional amounts of $32 million each, based on 30-day London Interbank Offered Rates (LIBOR). Under the first $32 million agreement, the Company receives payments when LIBOR interest rates exceed 6.35% and pays the counterparties when LIBOR rates are under 6.35%. The amounts exchanged are based on the notional amounts. The $32 million agreement expires in December 2001 but may be extended for an additional year by the counterparty.

     Under the terms of the second agreement, which expires in December 2002, the Company receives payments when LIBOR rates exceed 4.89% and pays the counterparties when LIBOR rates are under 4.89%. The combined fair value of the interest rate swaps at June 30, 2001 was a deficit of $988,485. (See Note I - Effect of New Accounting Pronouncements.)

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

     See Note G and Note J to the Condensed Consolidated Financial Statements in
Item 1 hereto, which are hereby incorporated by reference in response to this item.


Item 2.           Changes in Securities and Use of Proceeds


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


Item 3.           Defaults upon Senior Securities

(a)           Payment Defaults.  Not Applicable.

(b) Dividend Arrearages. On February 1, 2001, the Company announced the suspension of dividends on all common and preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. Dividends on the Company's preferred stock are cumulative, and therefore all accrued and unpaid dividends on the Company's Series A, B and C Preferred Stock must be paid in full prior to recommencing the payment of cash dividends on the Company's Common Stock. The table below sets forth information regarding arrearages in payment of preferred stock dividends:

                                                                      Annual
                                                 Dividend Per    Arrearage as of
          Title of Class                            Share         June 30, 2001
         --------------                            -----         -------------
9.25% Series A Cumulative Preferred Stock          $2.3125          $2,659,375
8.625% Series B Cumulative Preferred Stock         $2.1563           2,156,250
Series C Preferred Stock                          $10.0000           5,039,443
                                                                     ---------
                                                     TOTAL          $9,855,068
                                                                    ==========



Item 4.           Submission of Matters to a Vote of Security Holders

      (a) The Company's Annual Meeting of Shareholders was held on May 22, 2001.

      (b) The following directors were elected at the meeting for a three-year term: Edward Lowenthal, Christopher W. Mahowald and Stephen
          D. Plavin. Thomas W. Erickson, Donald J. McNamara and Daniel A. Decker were elected to complete the remainder of the terms of the directors who resigned prior to the completion of their terms. The following directors were not elected at the meeting but their term of office continued after the meeting: Thomas F. Franke, Harold J. Kloosterman and Bernard J. Korman.

         (a)  The results of the vote were as follows:

         Manner of Vote        Edward      Christopher      Stephen D.      Thomas W.      Donald J.      Daniel A.
         Cast                Lowenthal     W. Mahowald        Plavin        Erickson       McNamara        Decker
         ----                ---------     -----------        ------        --------       --------        ------
         For                 34,078,188      34,067,752     34,072,686     34,062,778     34,063,083     34,080,253
         Withheld                 9,221          19,657         14,723         27,775         27,470          5,750
         Against                     --              --             --             --             --             --
         Abstentions and
         broker non-votes       463,944         463,944        463,944        460,800        460,800        465,350

         (b)  Not applicable.


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits - The following Exhibits are filed herewith:

                  Exhibit           Description
                  -------           -----------

                  10.1 Letter Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group, L.L.C. dated as of June 1, 2001

                  10.2 Employment Agreement between Omega Healthcare Investors, Inc. and C. Taylor Pickett, dated June 12, 2001


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

                                              OMEGA HEALTHCARE INVESTORS, INC.
                                                         Registrant


Date:   August 14, 2001                     By:  /s/  C. Taylor Pickett
                                               -------------------------
                                                C. Taylor Pickett
                                                Chief Executive Officer

Date:   August 14, 2001                     By:  /s/  Robert O. Stephenson
                                               ----------------------------
                                                Robert O. Stephenson
                                                Chief Financial Officer