Form 10-Q
period 2001-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2001-11-02
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                           or
  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

Yes X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001

   Common Stock, $.10 par value                          20,076,024
         (Class)                                     (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.
                                    FORM 10-Q
                               September 30, 2001

                                      INDEX
                                                                       Page No.
PART I   Financial Information

Item 1.           Condensed Consolidated Financial Statements:

                Balance Sheets
                           September 30, 2001 (unaudited)
                           and December 31, 2000...............................2

                Statements of Operations (unaudited)
                           Three-month and Nine-month periods ended
                           September 30, 2001 and 2000.........................3

                Statements of Cash Flows (unaudited)
                           Nine-month period ended
                           September 30, 2001 and 2000............... .........4

                Notes to Condensed Consolidated Financial Statements
                           September 30, 2001 (unaudited)......................5

Item 2.         Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations.........................................21

Item 3.         Quantitative and Qualitative Disclosures About Market Risk....27

PART II.   Other Information

Item 1.         Legal Proceedings.............................................28

Item 2.         Changes in Securities and Use of Proceeds.....................28

Item 3.         Defaults Upon Senior Securities...............................28

Item 6.         Exhibits and Reports on Form 8-K..............................28

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

                          OMEGA HEALTHCARE INVESTORS, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (In Thousands)

                                                                                     September 30,         December 31,
                                                                                          2001                2000
                                                                                          ----                ----
                                                                                      (Unaudited)         (See Note)
                                       ASSETS
Real estate properties
     Land and buildings at cost .......................................               $ 701,370            $ 710,542
     Less accumulated depreciation ....................................                (101,861)             (89,870)
                                                                                       --------              -------
             Real estate properties - net .............................                 599,509              620,672
     Mortgage notes receivable - net ..................................                 185,861              206,710
                                                                                        -------              -------
                                                                                        785,370              827,382
Other investments .....................................................                  47,818               53,242
                                                                                         ------               ------
                                                                                        833,188              880,624
Assets held for sale - net ............................................                   7,377                4,013
                                                                                          -----                -----
     Total Investments ................................................                 840,565              884,637
Cash and cash equivalents .............................................                  14,145                7,172
Accounts receivable ...................................................                   6,881               10,497
Other assets ..........................................................                   3,789                9,338
Operating assets for owned properties .................................                  45,885               36,807
                                                                                         ------               ------
     Total Assets .....................................................               $ 911,265            $ 948,451
                                                                                      =========            =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving lines of credit .............................................               $ 203,641            $ 185,641
Unsecured borrowings ..................................................                 199,641              225,000
Other long-term borrowings ............................................                  22,755               24,161
Subordinated convertible debentures ...................................                       -               16,590
Accrued expenses and other liabilities ................................                  16,708               18,002
Operating liabilities for owned properties ............................                  11,861               14,744
                                                                                         ------               ------
     Total Liabilities ................................................                 454,606              484,138

Preferred Stock .......................................................                 212,342              207,500
Common stock and additional paid-in capital ...........................                 440,392              440,556
Cumulative net earnings ...............................................                 171,272              182,548
Cumulative dividends paid .............................................                (365,654)            (365,654)
Unamortized restricted stock awards ...................................                    (202)                (607)
Accumulated other comprehensive loss ..................................                  (1,491)                 (30)
                                                                                         ------                  ---
     Total Stockholders' Equity .......................................                 456,659              464,313
                                                                                        -------              -------
     Total Liabilities and Stockholders' Equity .......................               $ 911,265            $ 948,451
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

                        OMEGA HEALTHCARE INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                    (In Thousands, Except Per Share Amounts)


                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                                         -------------                        -------------
                                                                     2001            2000                  2001             2000
                                                                     ----            ----                  ----             ----
Revenues
  Rental income ..............................................     $ 14,936         $ 15,503             $ 45,686         $ 49,652
  Mortgage interest income ...................................        5,130            5,888               16,343           17,800
  Other investment income - net ..............................        1,374              534                3,640            4,277
  Nursing home revenues of owned and operated assets .........       43,820           45,960              133,613          123,461
  Miscellaneous ..............................................        1,575              126                2,384              483
                                                                      -----              ---                -----              ---
                                                                     66,835           68,011              201,666          195,673
Expenses
  Nursing home expenses of owned and operated assets .........       44,439           48,552              134,565          126,436
  Depreciation and amortization ..............................        5,515            5,657               16,560           17,385
  Interest ...................................................        9,124            9,846               28,039           32,221
  General and administrative .................................        2,203            1,830                7,707            4,631
  Legal ......................................................        1,145              481                2,862              974
  State taxes ................................................          126               15                  339              241
  Litigation settlement expense ..............................            -                -               10,000                -
  Provision for impairment ...................................            -           49,849                8,381           54,349
  Provision for uncollectable accounts .......................           19           12,100                  700           12,100
  Severance, moving and consulting agreement costs ...........        4,300            4,665                4,766            4,665
  Charges for derivative accounting ..........................          561                -                1,113                -
                                                                        ---            -----                -----             ----
                                                                     67,432          132,995              215,032          253,002
                                                                     ------          -------              -------          -------

Loss before (loss) gain on assets sold and gain
    on early extinguishment of debt ..........................         (597)         (64,984)             (13,366)         (57,329)
(Loss) gain on assets sold  - net ............................       (1,485)            (109)                (873)          10,342
Gain on early extinguishment of debt .........................          226                -                2,963                -
                                                                        ---             ----                -----              ----
Net loss .....................................................       (1,856)         (65,093)             (11,276)         (46,987)
Preferred stock dividends ....................................       (5,029)          (5,705)             (14,966)         (10,520)
                                                                     ------           ------              -------          -------
Net loss available to common .................................     $ (6,885)       $ (70,798)           $ (26,242)       $ (57,507)
                                                                   ========        =========            =========        =========

Loss per common share:
  Net loss per share - basic .................................      $ (0.34)         $ (3.53)             $ (1.31)         $ (2.87)
                                                                    =======          =======              =======          =======
  Net loss per share - diluted ...............................      $ (0.34)         $ (3.53)             $ (1.31)         $ (2.87)
                                                                    =======          =======              =======          =======

Dividends declared and paid per common share .................          $ -           $ 0.25                  $ -           $ 0.75
                                                                        ===           ======                  ===           ======

Weighted Average Shares Outstanding, Basic ...................       20,071           20,064               20,032           20,058
                                                                     ======           ======               ======           ======
Weighted Average Shares Outstanding, Diluted .................       20,071           20,064               20,032           20,058
                                                                     ======           ======               ======           ======

Other comprehensive loss:
  Unrealized Loss on Omega Worldwide, Inc ....................       $ (814)        $ (1,745)              $ (567)        $ (2,944)
                                                                     ======         ========               ======         ========
  Unrealized Loss on Hedging Contracts .......................       $ (458)             $ -               $ (894)             $ -
                                                                     ======              ===               ======              ===

Total comprehensive loss .....................................     $ (3,128)       $ (66,838)           $ (12,737)       $ (49,931)
                                                                   ========        =========            =========        =========


       See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      2001                     2000
                                                                                      ----                     ----

Operating activities
 Net loss ...................................................................      $ (11,276)              $(46,987)
 Adjustment to reconcile net loss to cash
 provided by operating activities:
     Depreciation and amortization ..........................................         16,560                 17,385
     Provision for impairment ...............................................          8,381                 54,349
     Provision for collection losses ........................................            700                 12,100
     Loss/(Gain) on assets sold - net .......................................            873                (10,342)
     Gain on early extinguishment of debt ...................................         (2,963)                     -
     Other ..................................................................          3,291                  2,078
Net change in accounts receivable for Owned & Operated assets - net .........         (8,120)               (17,087)
Net change in accounts payable for Owned & Operated assets ..................         (3,776)                 5,421
Net change in other Owned & Operated assets and liabilities .................            (97)               (12,723)
Net change in operating assets and liabilities ..............................          3,875                 (3,383)
                                                                                       -----                  -----
Net cash provided by operating activities ...................................          7,448                    811

Cash flow from financing activities
Proceeds of revolving lines of credit - net .................................         18,000                 25,041
Payments of long-term borrowings ............................................        (43,355)              (121,447)
Receipts from Dividend Reinvestment Plan ....................................             29                    430
Dividends paid ..............................................................              -                (22,253)
Proceeds from preferred stock offering ......................................              -                100,000
Deferred financing costs paid ...............................................           (852)                (4,976)
Other .......................................................................            (45)                (9,339)
                                                                                         ---                 ------
Net cash used in financing activities .......................................        (26,223)               (32,544)

Cash flow from investing activities
Proceeds from sale of real estate investments - net .........................          1,514                 35,793
Fundings of other investments - net .........................................          1,444                 (5,507)
Collection of mortgage principal ............................................         22,790                  1,632
                                                                                      ------                  -----
Net cash provided by investing activities ...................................         25,748                 31,918
                                                                                      ------                 ------

Increase in cash and cash equivalents .......................................          6,973                    185
Cash and cash equivalents at beginning of period ............................          7,172                  4,105
                                                                                       -----                  -----
Cash and cash equivalents at end of period ..................................       $ 14,145                $ 4,290
                                                                                    ========                =======


            See notes to condensed consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2001

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for Omega Healthcare Investors, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2000 financial statements for consistency with the current presentation. Such reclassifications have no effect on previously reported earnings or equity. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     Based on management's current review of the Company's portfolio, a provision for impairment on the value of assets held for sale of $8.4 million was recorded for the nine-month period ended September 30, 2001. This provision relates to additional properties that were added to Assets Held for Sale during the three-month period ended June 30, 2001 as a result of the foreclosure of assets leased by a defaulting customer during that quarter.

     A summary of the number of properties by category for the quarter ended September 30, 2001 follows:

                                                                                                 Total
                                                 Purchase /                     Owned &        Healthcare      Held for
                   Facility Count                Leaseback      Mortgages       Operated       Facilities        Sale         Total
                   --------------                ---------      ---------       --------       ----------        ----         -----
Balance at June 30, 2001                             129            57             63              249            9            258
Properties transferred to Held for Sale                -             -             (2)              (2)           2              -
Properties transferred to Owned & Operated             -             -              -                -            -              -
Properties Sold / Mortgages Paid                       -             -             (1)              (1)          (1)            (2)
Properties Leased / Mortgages Placed                   -             -              -                -            -              -
Properties transferred to Purchase/Leaseback           2            (2)             -                -            -              -
                                                      --            --             --               --           --             ---
Balance at September 30, 2001                        131            55             60              246           10            256
                                                     ===            ==             ==              ===           ==            ===

                  Gross Investment
                  ----------------
Balance at June 30, 2001                        $ 581,468     $ 180,768      $ 121,368        $ 883,604      $ 5,698       $889,302
Properties transferred to Held for Sale                 -             -         (2,230)          (2,230)       2,230              -
Properties transferred to Owned & Operated              -             -              -                -            -              -
Properties Sold / Mortgages Paid                        -             -         (3,404)          (3,404)        (149)        (3,553)
Properties Leased / Mortgages Placed                    -         9,360              -            9,360            -          9,360
Properties transferred to Purchase / Leaseback      3,900        (3,900)             -                -            -              -
Capex and other                                         -          (367)           268              (99)        (402)          (501)
                                                    -----          ----            ---              ---         ----           ----
Balance at September 30, 2001                   $ 585,368     $ 185,861      $ 116,002        $ 887,231      $ 7,377       $894,608
                                                =========     =========      =========        =========      =======       ========



Real Estate Dispositions

     The Company disposed of two facilities during the three-month period ended September 30, 2001. One facility, located in Texas, had a total of 120 beds and was classified as Owned & Operated Assets. The Company recognized a loss on disposition of this facility of $1.5 million. The other facility, located in Indiana, was classified as Assets Held for Sale. The Company recognized a net gain on disposition of assets during the nine-month period ended September 30, 2000 of $10.3 million. The net gain was comprised of a $10.9 million gain on the sale of four facilities previously leased to Tenet Healthsystem Philadelphia, Inc., offset by a loss of $0.6 million on the sale of a 57 bed facility in Colorado.

Notes and Mortgages Receivable

     Income on notes and mortgages that are impaired will be recognized as cash is received. During the nine-month period ended September 30, 2000 the Company recorded a charge of $12.1 million to provision for loss on mortgages ($4.9 million) and notes receivable ($7.2 million).

     During the quarter ended September 30, 2001, the Company entered into a comprehensive settlement with Mariner Post-Acute Network, Inc. ("Mariner"), resolving all outstanding issues relating to the Company's loan to Professional Healthcare Management, Inc. ("PHCM"), a subsidiary of Mariner. Pursuant to the settlement, the PHCM loan is secured by a first mortgage on 12 skilled nursing facilities owned by PHCM with 1,668 operating beds. PHCM will remain obligated on the total outstanding loan balance as of January 18, 2000, the date Mariner filed for protection under Chapter 11 of the Bankruptcy Act, and is to pay the

Company accrued interest at a rate of approximately 11% for the period from the filing date until September 1, 2001. Monthly payments with interest at the rate of 11.57% per annum resumed October 1, 2001. The settlement agreement was approved by the United States Bankruptcy Court in Wilmington, Delaware on August 22, 2001, and became effective as of September 1, 2001.

     On February 1, 2001, four Michigan facilities, previously operated by PHCM and subject to the Company's pre-petition mortgage, were transferred by PHCM to a new operator who paid for the facilities by execution of a promissory note that has been assigned to the Company. PHCM was given a $4.5 million credit on February 1, 2001 and an additional $3.5 million credit as of September 1, 2001, both against the PHCM loan balance in exchange for the assignment of the promissory note to the Company. The promissory note is secured by a first mortgage on the four facilities.

     Following the closing of the settlement agreement, the outstanding principal balance on the PHCM loan is approximately $59.7 million. The PHCM loan term will be ten years with PHCM having the option to extend for an additional ten years. PHCM will also have the option to prepay the PHCM loan between February 1, 2005 and July 31, 2005.


Owned and Operated Assets

     The Company owns 60 facilities that were recovered from customers and are operated for the Company's own account. These facilities have 4,701 beds and are located in nine states. During the three-month period ended September 30, 2001, one of the Company's previously Owned and Operated facilities was sold and two were closed and reclassified to Assets Held for Sale.

     The Company intends to operate these owned and operated assets for its own account until such time as these facilities' operations are stabilized and are re-leasable or saleable at lease rates or sale prices that maximize the value of these assets to the Company. As a result, these facilities and their respective operations are presented on a consolidated basis in the Company's financial statements. See Note J - Subsequent Events.

     The revenues, expenses, assets and liabilities included in the Company's condensed consolidated financial statements which relate to such owned and operated assets are set forth in the table below. Nursing home revenues from these owned and operated assets are recognized as services are provided. The amounts shown in the condensed consolidated financial statements are not comparable, as the number of Owned and Operated facilities and the timing of the foreclosures and re-leasing activities have occurred at different times during the periods presented.



                                                                     Unaudited
                                                                  (In Thousands)

                                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                                        --------------------------------           -------------------------------
                                                           2001                   2000                 2001              2000
                                                           ----                   ----                 ----              ----
Revenues (1)
Medicaid .......................................         $ 27,084              $ 29,176             $ 80,645          $ 75,535
Medicare .......................................           10,074                 8,646               32,588            21,896
Private & Other ................................            6,662                 8,138               20,380            26,030
                                                            -----                 -----               ------            ------
    Total Revenues .............................           43,820                45,960              133,613           123,461

Expenses
Patient Care Expenses ..........................           30,917                28,782               93,638            78,885
Administration .................................            7,246                13,171               21,423            30,613
Property & Related .............................            3,092                 3,084                9,052             7,955
                                                            -----                 -----                -----             -----
    Total Expenses .............................           41,255                45,037              124,113           117,453

Contribution Margin ............................            2,565                   923                9,500             6,008

Management Fees ................................            2,217                 2,337                7,084             6,235
Rent ...........................................              967                 1,178                3,368             2,748
                                                              ---                 -----                -----             -----

Net Operating Loss .............................           $ (619)             $ (2,592)              $ (952)         $ (2,975)
                                                           ======              ========               ======          ========


                                                                   Unaudited
                                                                 (In Thousands)

                                                        September 30,          December 31,
                                                           2001                   2000
                                                           ----                   ----
                   ASSETS
Cash ...........................................          $ 8,826               $ 5,364
Accounts Receivable - Net ......................           38,150                30,030
Other Current Assets ...........................            6,013                 5,098
                                                            -----                 -----
    Total Current Assets .......................           52,989                40,492

Investment in leasehold ........................            1,722                 1,679

Land and Buildings .............................          116,002               130,601
Less Accumulated Depreciation ..................          (17,043)              (17,680)
                                                          -------               -------
Land and Buildings - Net .......................           98,959               112,921
                                                          -------               -------
TOTAL ASSETS ...................................        $ 153,670             $ 155,092
                                                        =========             =========

                 LIABILITIES
Accounts Payable ...............................          $ 4,861               $ 8,636
Other Current Liabilities ......................            6,967                 6,108
                                                            -----                 -----
    Total Current Liabilities ..................           11,828                14,744
                                                            -----                 -----
TOTAL LIABILITIES ..............................         $ 11,828              $ 14,744
                                                         ========              ========


Assets Held for Sale

     At September 30, 2001, the carrying value of assets held for sale totals $7.4 million (net of impairment reserves of $15.9 million). The Company intends to sell the remaining facilities as soon as practicable. There can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow the Company to realize the carrying value of the assets.

Segment Information

     The following tables set forth the reconciliation of operating results and total assets for the Company's reportable segments for the three and nine-month periods ended September 30, 2001 and 2000.


                                                                            For the three months ended September 30, 2001
                                                                            ---------------------------------------------

                                                                                  Owned and
                                                                                Operated and
                                                                    Core         Assets Held         Corporate
                                                                 Operations       For Sale           and Other      Consolidated
                                                                 ----------       --------           ---------      ------------
                                                                                      (In Thousands)

Operating Revenues .......................................        $ 20,066         $ 43,820            $ -           $ 63,886
Operating Expenses .......................................               -          (44,439)             -            (44,439)
                                                                    ------          -------            ---            -------
  Net operating income (loss).............................          20,066             (619)             -             19,447
Adjustments to arrive at net income (loss):
  Other revenues .........................................               -                -          2,949              2,949
  Depreciation and amortization ..........................          (4,273)          (1,018)          (224)            (5,515)
  Interest expense .......................................               -                -         (9,124)            (9,124)
  General and administrative .............................               -                -         (2,203)            (2,203)
  Legal ..................................................               -                -         (1,145)            (1,145)
  State Taxes ............................................               -                -           (126)              (126)
  Litigation settlement expense ..........................               -                -              -                  -
  Provision for impairment ...............................               -                -              -                  -
  Provision for uncollectable accounts ...................             (19)               -              -                (19)
  Severance, moving and consulting agreement costs .......               -                -         (4,300)            (4,300)
  Charges for derivative accounting ......................               -                -           (561)              (561)
                                                                     -----            -----           ----               ----
                                                                    (4,292)          (1,018)       (14,734)           (20,044)
                                                                    ------           ------        -------            -------
Income (loss) before net loss on assets sold and
   gain on early extinguishment of debt ..................          15,774           (1,637)       (14,734)              (597)
Loss on assets sold - net ................................               -           (1,485)             -             (1,485)
Gain on early extinguishment of debt .....................               -                -            226                226
Preferred dividends ......................................               -                -         (5,029)            (5,029)
                                                                   -------            -----         ------             ------
Net income (loss) available to common ....................        $ 15,774         $ (3,122)     $ (19,537)          $ (6,885)
                                                                  ========         ========      =========           ========


Total Assets .............................................       $ 686,411        $ 161,047       $ 63,807          $ 911,265
                                                                 =========        =========       ========          =========



                                                                            For the three months ended September 30, 2000
                                                                            ---------------------------------------------

                                                                                    Owned and
                                                                                  Operated and
                                                                     Core          Assets Held        Corporate
                                                                  Operations        For Sale          and Other        Consolidated
                                                                  ----------        --------          ---------        ------------
                                                                                        (In Thousands)

Operating Revenues .......................................        $ 21,391           $ 45,960              $ -            $ 67,351
Operating Expenses .......................................               -            (48,552)               -             (48,552)
                                                                  --------            -------             ----             -------
  Net operating income (loss).............................          21,391             (2,592)               -              18,799
Adjustments to arrive at net income (loss):
  Other revenues .........................................               -                  -              660                 660
  Depreciation and amortization ..........................          (4,302)              (967)            (388)             (5,657)
  Interest expense .......................................               -                  -           (9,846)             (9,846)
  General and administrative .............................               -                  -           (1,830)             (1,830)
  Legal ..................................................               -                  -             (481)               (481)
  State Taxes ............................................               -                  -              (15)                (15)
  Provision for impairment ...............................          (1,940)           (47,909)               -             (49,849)
  Provision for uncollectable accounts ...................         (12,100)                 -                -             (12,100)
  Severance and consulting agreement costs ...............               -                  -           (4,665)             (4,665)
                                                                   -------            -------           ------              ------
                                                                   (18,342)           (48,876)         (16,565)            (83,783)
                                                                   -------            -------          -------             -------

Income (loss) before net loss on assets sold .............           3,049            (51,468)         (16,565)            (64,984)
Loss on assets sold-net ..................................            (109)                 -                -                (109)
Preferred dividends ......................................               -                  -           (5,705)             (5,705)
                                                                     -----             ------           ------              ------
Net income (loss) available to common ....................         $ 2,940          $ (51,468)       $ (22,270)          $ (70,798)
                                                                   =======          =========        =========           =========

Total Assets .............................................       $ 719,848          $ 166,038         $ 78,803           $ 964,689
                                                                 =========          =========         ========           =========



                                                                            For the nine months ended September 30, 2001
                                                                            --------------------------------------------

                                                                                  Owned and
                                                                                Operated and
                                                                    Core         Assets Held      Corporate
                                                                 Operations       For Sale        and Other      Consolidated
                                                                 ----------       --------        ---------      ------------
                                                                                     (In Thousands)

Operating Revenues .......................................        $ 62,029        $ 133,613            $ -          $ 195,642
Operating Expenses .......................................               -         (134,565)             -           (134,565)
                                                                   -------         --------            ---           --------
  Net operating income (loss).............................          62,029             (952)             -             61,077
Adjustments to arrive at net income (loss):
  Other revenues .........................................               -                -          6,024              6,024
  Depreciation and amortization ..........................         (12,941)          (2,950)          (669)           (16,560)
  Interest expense .......................................               -                -        (28,039)           (28,039)
  General and administrative .............................               -                -         (7,707)            (7,707)
  Legal ..................................................               -                -         (2,862)            (2,862)
  State Taxes ............................................               -                -           (339)              (339)
  Litigation settlement expense ..........................               -                -        (10,000)           (10,000)
  Provision for impairment ...............................               -                -         (8,381)            (8,381)
  Provision for uncollectable accounts ...................            (700)               -              -               (700)
  Severance, moving and consulting agreement costs .......               -                -         (4,766)            (4,766)
  Charges for derivative accounting ......................               -                -         (1,113)            (1,113)
                                                                    ------            -----         ------             ------
                                                                   (13,641)          (2,950)       (57,852)           (74,443)
                                                                   -------           ------        -------            -------
Income (loss) before net loss on assets sold and
   gain on early extinguishment of debt ..................          48,388           (3,902)       (57,852)           (13,366)
Loss on assets sold - net ................................               -             (873)             -               (873)
Gain on early extinguishment of debt .....................               -                -          2,963              2,963
Preferred dividends ......................................               -                -        (14,966)           (14,966)
                                                                      ----             ----        -------            -------
Net income (loss) available to common ....................        $ 48,388         $ (4,775)     $ (69,855)         $ (26,242)
                                                                  ========         ========      =========          =========

Total Assets .............................................       $ 686,411        $ 161,047       $ 63,807          $ 911,265
                                                                 =========        =========       ========          =========


                                                                            For the nine months ended September 30, 2000
                                                                            --------------------------------------------

                                                                                    Owned and
                                                                                  Operated and
                                                                     Core          Assets Held        Corporate
                                                                  Operations        For Sale          and Other        Consolidated
                                                                  ----------        --------          ---------        ------------
                                                                                             (In Thousands)

Operating Revenues .......................................        $ 67,452          $ 123,461              $ -           $ 190,913
Operating Expenses .......................................               -           (126,436)               -            (126,436)
                                                                       ---           --------              ---            --------
  Net operating income (loss).............................          67,452             (2,975)               -              64,477
Adjustments to arrive at net income (loss):
  Other revenues .........................................               -                  -            4,760               4,760
  Depreciation and amortization ..........................         (13,723)            (2,545)          (1,117)            (17,385)
  Interest expense .......................................               -                  -          (32,221)            (32,221)
  General and administrative .............................               -                  -           (4,631)             (4,631)
  Legal ..................................................               -                  -             (974)               (974)
  State Taxes ............................................               -                  -             (241)               (241)
  Provision for impairment ...............................          (1,940)           (52,409)               -             (54,349)
  Provision for uncollectable accounts ...................         (12,100)                 -                -             (12,100)
  Severance and consulting agreement costs ...............               -                  -           (4,665)             (4,665)
                                                                    ------             ------           ------              ------
                                                                   (27,763)           (54,954)         (39,089)           (121,806)
                                                                   -------            -------          -------            --------

Income (loss) before gain on assets sold .................          39,689            (57,929)         (39,089)            (57,329)
Gain on assets sold-net ..................................          10,342                  -                -              10,342
Preferred dividends ......................................               -                  -          (10,520)            (10,520)
                                                                   -------            -------          -------             -------
Net income (loss) available to common ....................        $ 50,031          $ (57,929)       $ (49,609)          $ (57,507)
                                                                  ========          =========        =========           =========

Total Assets .............................................       $ 719,848          $ 166,038         $ 78,803           $ 964,689
                                                                 =========          =========         ========           =========


Note C - Concentration of Risk and Related Issues

     As of September 30, 2001, the Company's portfolio of domestic investments consisted of 246 healthcare facilities, located in 29 states and operated by 32 third-party operators. The Company's gross investments in these facilities totaled $887.2 million at September 30, 2001. This portfolio is made up of 129 long-term healthcare facilities and 2 rehabilitation hospitals owned and leased to third parties, fixed rate, participating and convertible participating mortgages on 55 long-term healthcare facilities and 48 long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for the Company's own account. In addition, 12 facilities subject to third-party leasehold interests are included in Other Investments. The Company also holds miscellaneous investments and closed healthcare facilities held for sale of approximately $55.2 million at September 30, 2001, including $22.3 million related to two non-healthcare facilities leased by the United States Postal Service, a $7.7 million investment in Omega Worldwide, Inc., Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company and Principal Healthcare Finance Trust, an Australian Unit Trust, and $14.3 million of notes receivable.

     Seven public companies operate approximately 73.7% of the Company's investments, including Sun Healthcare Group, Inc. (24.6%), Integrated Health Services, Inc. (18.1%, including 10.7% as the manager for and 50% owner of Lyric Health Care LLC), Advocat, Inc. (12.0%), Mariner Post-Acute Network (6.7%), Kindred Healthcare, Inc. (formerly known as Vencor Operating, Inc.) (5.7%), Alterra Healthcare Corporation (3.8%), and Genesis Health Ventures, Inc. (2.8%).

Kindred and Genesis manage facilities for the Company's own account, included in Owned & Operated Assets. The two largest private operators represent 3.5% and 2.5%, respectively, of investments. No other operator represents more than 2.5% of investments. The three states in which the Company has its highest concentration of investments are Florida (16.0%), California (7.5%) and Illinois (7.5%).

Government  Healthcare  Regulation,  Reimbursements  and Industry  Concentration
Risks

     Nearly all of the Company's properties are used as healthcare facilities, therefore, the Company is directly affected by the risk associated with the healthcare industry. The Company's lessees and mortgagors, as well as the facilities owned and operated for the Company's account, derive a substantial portion of their net operating revenues from third-party payers, including the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. In addition, private payers, including managed care payers, are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Any changes in reimbursement policies that reduce reimbursement levels could adversely affect revenues of the Company's lessees and borrowers and thereby adversely affect those lessees' and borrowers' abilities to make their monthly lease or debt payments to the Company.

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

Risks Related to Owned and Operated Assets

     As a consequence of the financial difficulties encountered by a number of the Company's operators, the Company has recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. Under normal circumstances, the Company would classify such assets as "Assets Held for Sale" and seek to re-lease or otherwise dispose of such assets as promptly as practicable. During 2000 a number of companies were actively marketing portfolios of similar assets and, in light of the market conditions in the long-term care industry generally, it had become more difficult both to sell such properties and for potential buyers to obtain financing to acquire such properties. During 2000, $24.3 million of assets previously classified as held for sale were reclassified to "Owned and Operated Assets" as the timing and strategy for sale or, alternatively, re-leasing, were revised in light of prevailing market conditions.

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


Note D - Dividends

     On February 1, 2001, the Company announced the suspension of all common and preferred dividends. This action is intended to preserve cash to facilitate the Company's ability to obtain financing to fund its 2002 maturing indebtedness. Prior to recommencing the payment of dividends on the Company's Common stock, all accrued and unpaid dividends on the Company's Series A, B and C preferred stock must be paid in full. The Company has made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain its REIT status for 2000 and intends to satisfy such requirements under the REIT rules for 2001. The accumulated and unpaid dividends relating to all series of the preferred stock, excluding the November 15, 2000 Series C dividends described below, total $14.9 million as of September 30, 2001.

     On March 30, 2001, the Company exercised its option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated deferral fee by issuing 48,420 Series C preferred shares to Explorer Holdings, L.P. ("Explorer") on April 2, 2001, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share. Such election resulted in an increase in the aggregate liquidation preference of Series C Preferred Stock as of April 2, 2001 to $104,842,000, including accrued dividends through that date.

     During the nine-month period ended September 30, 2000 the Company paid dividends of $4.0 million on its 9.25% Series A Cumulative Preferred Stock and 8.625% Series B Cumulative Preferred Stock.

Note E - Earnings Per Share

     The computation of basic earnings per share is determined based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and, beginning in the third quarter of 2000, the assumed conversion of the Series C Preferred Stock.


Note F - Omega Worldwide, Inc.

     As of September 30, 2001, the Company holds a $4.9 million investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1,163,000 shares of common stock and 260,000 shares of preferred stock. The Company also holds a $1.6 million investment in Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company, and a $1.3 million investment in Principal Healthcare Finance Trust, an Australian Unit Trust. The Company had guaranteed repayment of Worldwide borrowings pursuant to a revolving credit facility in exchange for an initial 1% fee and an annual facility fee of 25 basis points. The Company was required to provide collateral in the amount of $8.8 million related to the guarantee of Worldwide's obligations. Worldwide repaid all borrowings under the revolving credit facility in June 2001. The Company's guarantee was terminated and the subject collateral was released.

     Additionally, the Company had a Services Agreement with Worldwide that provided for the allocation of indirect costs incurred by the Company to Worldwide. The allocation of indirect costs has been based on the relationship of assets under the Company's management to the combined total of those assets and assets under Worldwide's management. Upon expiration of this agreement on June 30, 2000, the Company entered into a new agreement requiring quarterly payments from Worldwide of $37,500 for the use of offices and certain administrative and financial services provided by the Company. Upon the
reduction  of  the  Company's   accounting  staff,  the  Service  Agreement  was
renegotiated  again on  November  1,  2000  requiring  quarterly  payments  from
Worldwide of $32,500. Costs allocated to Worldwide for the three-month and nine-month periods ended September 30, 2001 were $32,500 and $97,500, respectively, compared with ($19,000) and $370,000 for the same periods in 2000.

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

     On June 21, 2000, the Company was named as a defendant in certain litigation brought against it by Madison/OHI Liquidity Investors, LLC ("Madison"), a customer that claims that the Company has breached and/or anticipatorily breached a commercial contract. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors of Madison's obligations to the Company. Madison claims damages as a result of the alleged breach of approximately $700,000. Madison seeks damages as a result of the claimed anticipatory breach in the amount of $15 million or, in the alternative, Madison seeks specific performance of the contract as modified by a course of conduct that Madison alleges developed between Madison and the Company. The Company contends that Madison is in default under the contract in question. The Company believes that the litigation is meritless. The Company continues to vigorously defend the case and has filed counterclaims against Madison and the guarantors, seeking repayment of approximately $9.4 million, excluding default interest, that Madison owes the Company. The Company's Motion for Summary Judgment seeking dismissal of Madison's anticipatory breach claim is scheduled for November 19, 2001. The trial in this matter is set for February 2002.

     On December 29, 1998, Karrington Health, Inc. brought suit against the Company in the Franklin County, Ohio, Common Pleas Court (subsequently removed to the U.S. District Court for the Southern District of Ohio, Eastern Division) alleging that the Company repudiated and ultimately breached a financing contract to provide $95 million of financing for the development of 13 assisted living facilities. Karrington was seeking recovery of approximately $34 million in damages it alleged to have incurred as a result of the breach. On August 13, 2001, the Company paid Karrington $10 million to settle all claims arising from the suit, but without admission of any liability or fault by the Company, which liability is expressly denied. Based on the settlement, the suit has been dismissed with prejudice. The settlement was recorded in the quarter ended June 30, 2001.


Note H - Borrowing Arrangements

     The Company has a $175 million secured revolving credit facility that expires on December 31, 2002. Borrowings under the facility bear interest at 2.5% to 3.25% over London Interbank Offered Rates ("LIBOR"), based on the Company's leverage ratio. Borrowings of approximately $129 million are outstanding at September 30, 2001. Investments with a gross book value of approximately $240 million are pledged as collateral for this credit facility.

     The Company has a $75 million secured revolving credit facility that expires on March 31, 2002 as to $10 million and June 30, 2005 as to $65 million. Borrowings under the facility bear interest at 2.5% to 3.75% over LIBOR, based on the Company's leverage ratio and collateral assigned. Borrowings of approximately $74.6 million are outstanding at September 30, 2001. Investments with a gross book value of approximately $95 million are pledged as collateral for this credit facility.

     During the three-month and nine-month periods ended September 30, 2001, the Company repurchased $3.9 million and $25.4 million, respectively, of its 6.95% Notes maturing in June 2002. At September 30, 2001, $99.6 million of these notes remain outstanding.

     As of September 30, 2001, the Company had an aggregate of $238.6 million of outstanding debt that matures in 2002, including $99.6 million of 6.95% Notes due June 2002 and $139 million on credit facilities expiring in 2002.

     The recognition of $10 million of expense associated with the settlement of the lawsuit with Karrington Health, Inc. described in Note G above resulted in a violation of certain financial covenants in the loan agreements relating to the Company's secured credit facilities as of June 30, 2001. The Company previously obtained a waiver from the lenders under both credit facilities through September 14, 2001. The lenders under the Company's $175 million secured credit facility have extended this waiver through December 13, 2001. The waiver granted by the lenders under the Company's $75 million secured credit facility has expired and discussions with the lenders are continuing. The Company has not received any notice of default or acceleration of the outstanding balance under that facility. These covenant violations prevent the Company from drawing upon the otherwise remaining availability under both credit facilities until a permanent resolution is attained.

     At September 30, 2001 the Company would have had $14.5 million available under its secured revolving credit facilities if it were in compliance with the applicable financial covenants. Certain assets that served as collateral for one of the credit facilities were recovered from a customer during the June 30, 2001 quarter. These assets are no longer eligible to serve as collateral, resulting in reduced availability under the credit facility. The Company has the ability to replace this collateral and increase the availability under the line by up to an additional $18.1 million subject to compliance with the applicable financial covenants. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources)


Note I - Effect of New Accounting Pronouncements

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

     At September 30, 2001, the Company had two interest rate swaps with notional amounts of $32 million each, based on 30-day LIBOR. Under the terms of the first agreement, which expires in December 2001, the Company receives payments when LIBOR exceeds 6.35% and pays the counterparty when LIBOR is less than 6.35%. At September 30, 2001, 30-day LIBOR was 2.63%. This interest rate swap may be extended for an additional twelve months at the option of the counterparty and therefore does not qualify for hedge accounting under FASB No.
133. The fair value of this swap at January 1, and September 30, 2001 was a liability of $351,344 and $1,200,369, respectively. The liability at January 1 was recorded as a transition adjustment in other comprehensive income and is being amortized over the initial term of the swap. Such amortization for the three-month and nine-month periods ended September 30, 2001 of $87,836 and $263,508, respectively, together with the change in fair value of the swap of $472,544 and $849,025, respectively, is included in charges for derivative accounting in the Company's Condensed Consolidated Statement of Operations.

     Under the second agreement, which expires December 31, 2002, the Company receives payments when LIBOR exceeds 4.89% and pays the counterparty when LIBOR is less than 4.89%. The fair value of this interest rate swap at September 30, 2001 was a liability of $805,928, which is included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in the Company's Condensed Consolidated Balance Sheet at September 30, 2001.

FASB 144 Accounting for the Impairment or Disposal of Long-Lived Assets

     The Financial Accounting Standards Board recently issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The Company expects to adopt the new pronouncement effective January 1, 2002. This pronouncement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed. The Company has not yet evaluated the impact of this pronouncement on its financial condition or results of operations.

Note J - Subsequent Events

     On October 30, 2001, the Company announced a plan to raise $50 million in new equity capital from its current stockholders. The Company's plan to raise $50 million of new common equity consists of two components: a $27.24 million rights offering to its common stockholders and a private placement of at least $22.76 million to Explorer Holdings, L.P., the Company's largest stockholder.

     In addition to customary closing conditions, the closing of the rights offering and the private placement will be subject to the Company obtaining certain amendments to its senior secured bank facilities and waiver of the Company's current non-compliance with certain covenants on terms acceptable to the Company and Explorer. Although the Company is in discussions with the lenders under such facilities, the Company cannot provide any assurance as to whether satisfactory amendments and waivers will be reached with such lenders or, if so, as to the terms thereof. In the event such conditions are not satisfied, the Company intends to terminate the rights offering and the private placement.

     A registration statement relating to the rights offering and the underlying common stock issuable upon exercise of rights has not yet been filed with the SEC. These securities, if registered, may not be sold nor may offers to buy be accepted prior to the time the proposed registration statement becomes effective. The rights offering will only be made by means of a prospectus contained in a registration statement to be filed with the SEC. The securities to be sold to Explorer in the private placement have not been registered under the U.S. Securities Act of 1933, as amended, and may not be offered or sold without registration thereunder or pursuant to an available exemption therefrom. The Company does not currently intend to register these securities.

     On November 1, 2001, seventeen properties previously classified as Owned and Operated Assets were sold to Hickory Creek Healthcare Foundation, Inc., subject to a mortgage provided by the Company in the amount of $10.5 million. The initial term of the mortgage is three years and the initial yield is 7.6%.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Certain information contained in this report includes forward-looking statements. Forward looking statements include statements regarding the Company's future dividend policy, future liquidity and capital resources, ability to repay indebtedness, expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as "may" "will" "anticipates" "expects" "believes" "intends" "should" or comparable terms or the negative thereof. All forward-looking statements included herein are based on information available on the date hereof. Such statements only speak as of the date hereof and no obligation to update such forward-looking statements should be assumed. Actual results may differ materially from those reflected in such forward looking statements as a result of a variety of factors, including, among other things:
(i) the ability of the Company to dispose of assets held for sale on a timely basis and at appropriate prices; (ii) uncertainties relating to the operation of the Company's Owned and Operated Assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii) the ability of the Company's operators in bankruptcy to reject unexpired lease obligations, modify the terms of the Company's mortgages, and impede the ability of the Company to collect unpaid rent or interest during a bankruptcy proceeding and retain security deposits for the debtor's obligations; (iv) the availability and cost of capital; (v) regulatory and other changes in the healthcare sector; (vi) the ability of the Company to manage, re-lease or sell its owned and operated facilities; (vii) competition in the financing of healthcare facilities; (viii) the effect of economic and market conditions generally, and particularly in the healthcare industry; (ix) changes in interest rates; (x) the amount and yield of any additional investments; (xi) changes in tax laws and regulations affecting real estate investment trusts; (xii) access to the capital markets and the cost of capital; (xiii) changes in the ratings of the Company's debt securities; (xiv) the ability of the Company to negotiate appropriate revisions to the terms of existing credit facilities and to complete the proposed equity offering; and (xv) the risk factors set forth herein, including without limitation Note C - Concentration of Risk and Related Issues to the Condensed Consolidated Financial Statements included in Item 1 and the Company's registration statement on Form S-1 to be filed with the Securities and Exchange Commission on or about November 2, 2001.

     Following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Company, which should be read in conjunction with the condensed consolidated financial statements and accompanying notes. (See Note B - Properties and Note C - Concentration of Risk and Related Issues)

Results of Operations

     Revenues for the three-month and nine-month periods ended September 30, 2001 totaled $66.8 million and $201.7 million, respectively, a decrease of $1.2 million and an increase of $6.0 million, respectively, over the periods ending September 30, 2000. Excluding nursing home revenues of Owned and Operated Assets, revenues were $23.0 million and $68.1 million, respectively, for the three-month and nine-month periods ended September 30, 2001, an increase of $1.0 million and a decrease of $4.2 million, respectively, from the comparable prior year periods.

     Rental income for the three-month and nine-month periods ended September 30, 2001 totaled $14.9 million and $45.7 million, respectively, a decrease of $0.6 million and $4.0 million, respectively, over the same periods in 2000. The three-month decrease is due to $1.5 million from reductions in lease revenue due to foreclosures, bankruptcies and restructurings. This decrease is offset by $0.3 million relating to contractual increases in rents that became effective in 2001 and $0.2 million relating to assets previously classified as owned and operated. The nine-month decrease is due to $3.8 million from reductions in lease revenue due to foreclosures, bankruptcies and restructurings, and $1.8 million from reduced investments resulting from the sale of assets in 2000. These decreases are offset by $0.9 million relating to contractual increases in rents that became effective in 2001 as defined under the related agreements and $0.2 million relating to assets previously classified as owned and operated.

     Mortgage interest income for the three-month and nine-month periods ended September 30, 2001 totaled $5.1 million and $16.3 million, respectively, decreasing $0.8 million and $1.5 million, respectively, from the same periods in 2000. The three-month decrease is due to reduced investments resulting from the payoff of mortgage notes. The nine-month decrease is due to reductions from foreclosures, bankruptcies and restructurings ($0.5 million) and reduced investments resulting from the payoffs of mortgage notes ($1.2 million). These decreases are partially offset by contractual increases in interest income that became effective in 2001 as defined under the related agreements.

     Nursing home revenues of owned and operated assets for the three-month and nine-month periods ended September 30, 2001 totaled $43.8 million and $133.6 million, respectively, decreasing $2.1 million and increasing $10.2 million, respectively, over the same periods in 2000. The decrease for the three-month period is due to a decreased number of operated facilities versus the same three-month period in 2000 as a result of the closure of certain facilities and their reclassification to Assets Held for Sale as well as the re-lease of three facilities during 2001 to a new operator. The increase in the nine-month period is primarily due to the inclusion of 30 facilities formerly operated by RainTree Healthcare Corporation ("RainTree") for the full nine-month period ended
September 30, 2001 versus seven months during the nine-month period ended September 30, 2000.

     Expenses for the three-month and nine-month periods ended September 30, 2001 totaled $67.4 million and $215.0 million, respectively, decreasing approximately $65.6 million and $38.0 million, respectively, over expenses of $133.0 million and $253.0 million for the three-month and nine-month periods ended September 30, 2000.

     Nursing home expenses for owned and operated assets for the three-month period and nine-month periods ended September 30, 2001 decreased by $4.1 million and increased by $8.1 million, respectively, from $48.6 million and $126.4 million for same periods in 2000. The decrease in the three-month period is due to a decreased number of facilities versus the same three-month period in 2000 as a result of the closure of certain facilities and their reclassification to Assets Held for Sale as well as the re-lease of three facilities during 2001 to a new operator. The increase in the nine-month period is primarily due to the inclusion of 30 facilities formerly operated by RainTree for the full nine-month period ended September 30, 2001 versus seven months during the nine-month period ended September 30, 2000.

     The provision for depreciation and amortization totaled $5.5 million and $16.6 million, respectively, during the three-month and nine-month periods ended September 30, 2001. This is a decrease of $0.1 million and $0.8 million, respectively, over the same periods in 2000. The decrease is primarily due to assets sold in 2000, lower depreciable values due to impairment charges on owned and operated properties and a reduction in the amortization of goodwill and non-compete agreements.

     Interest expense for the three-month and nine-month periods ended September 30, 2001 was approximately $9.1 million and $28.0 million, compared with $9.8 million and $32.2 million, respectively, for the same periods in 2000. The decrease in 2001 is primarily due to lower average outstanding borrowings during the 2001 period, partially offset by slightly higher average interest rates due to increased rate spreads under the Company's credit facilities versus last year.

     General and administrative expenses for the three-month and nine-month periods ended September 30, 2001 totaled $2.2 million and $7.7 million, respectively, as compared to $1.8 million and $4.6 million, respectively, for the same periods in 2000, an increase of $0.4 million and $3.1 million. The increase is due primarily to consulting costs related to the efforts associated with the business objective of re-leasing the Company's owned and operated assets, restructuring activities and other non-recurring expenses including executive recruiting fees.

     Legal expenses for the three-month and nine-month periods ended September 30, 2001 totaled $1.1 million and $2.9 million, respectively, an increase of $0.7 million and $1.9 million, respectively, over the same periods in 2000. The increase is largely attributable to legal costs associated with the foreclosure of assets and other negotiations with the Company's troubled operators as well as the defense of various lawsuits in which the Company is party to. (See Note G
- Litigation)

     The nine-month period ended September 30, 2001 included a $10 million litigation settlement expense related to a suit brought against the Company by Karrington, Health, Inc. which was recorded in the quarter ended June 30, 2001. (See Note G - Litigation)

     Expenses for the nine-month period ended September 30, 2001 included a provision for impairment of $8.4 million. This provision was recorded to reduce the cost basis of assets recovered from a defaulting operator to their fair value less costs of disposal, since these assets are being marketed for sale. A provision for impairment of $54.3 million was recognized in the 2000 period, including $41.1 million related to foreclosure assets operated for the Company's account, $11.3 million related to assets held for sale and $1.9 million related to a leased asset doubtful of recovery.

     Charges totaling $0.7 million for provision for uncollectable accounts were taken during the nine-month period ended September 30, 2001 relating to write-off of rents due from and funds advanced to the defaulting operator. A provision for uncollectable accounts of $12.1 million was recognized in the 2000 periods, including a provision for loss on mortgages ($4.9 million) and notes receivable ($7.2 million).

     Severance, moving and consulting agreement costs of $4.3 million were recorded in the three-month period ended September 30, 2001 in connection with the Company's planned relocation to Maryland. The nine-month period ended September 30, 2001 also includes $0.5 million related to the termination of an employment contract with an officer of the Company. Severance and consulting agreement costs of $4.7 million were recognized during the same period in 2000.

     The Company disposed of one healthcare facility during the three-month period ended September 30, 2001, resulting in a loss on sale of $1.5 million. The loss on sale of $0.9 million for the nine-month period ended September 30, 2001 includes the gain on sale of $0.6 million from the sale of three healthcare facilities. For the nine-month period ended September 30, 2000, a gain of $10.3 million was recognized on the disposal of real estate. The net gain was comprised of a $10.9 million gain on the sale of four facilities previously leased to Tenet Healthsystem Philadelphia, Inc., offset by a loss of $0.6 million on the sale of a healthcare facility.

     Funds from operations ("FFO") for the three-month and nine-month periods ended September 30, 2001 were $0.5 million and a deficit of $2.3 million, respectively, an increase of approximately $15.7 million and a decrease of $6.2 million, respectively, as compared to the deficit of $15.2 million and positive $3.9 million for the same periods in 2000 due to factors mentioned above. Diluted FFO amounts were $3.1 million and $5.5 million, respectively, for the three-month and nine-month periods ended September 30, 2001, as compared to the deficit of $11.0 million and positive $10.2 million for the same period in 2000 due to factors mentioned above. FFO is defined as net earnings available to common stockholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. The Company considers FFO to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to pay dividends to its stockholders. FFO in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     No provision for Federal income taxes has been made since the Company continues to qualify as a real estate investment trust under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company has not been subject to Federal income taxes on amounts distributed to stockholders.


Liquidity and Capital Resources

     At September 30, 2001, the Company had total assets of $911.3 million, stockholders' equity of $456.7 million, and long-term debt of $426.0 million, representing approximately 46.7% of total capitalization.

     The Company has two secured revolving credit facilities in place, providing up to $250 million of financing, of which $203.6 million was outstanding and $13.7 million of which was utilized for the issuance of letters of credit at September 30, 2001. The recognition of $10 million of expense associated with the settlement of the lawsuit with Karrington Health, Inc. resulted in a violation of certain of the financial covenants in the loan agreements with the Company's primary lenders at June 30, 2001. The Company previously obtained a waiver from the lenders under both credit facilities through September 14, 2001. The lenders under the Company's $175 million secured credit facility have extended this waiver through December 13, 2001. The waiver granted by the lenders under the Company's $75 million secured credit facility has expired and discussions with the lenders are continuing. The Company has not received any notice of default or acceleration of the outstanding balance under that facility. These covenant violations prevent the Company from drawing upon the otherwise remaining availability under both credit facilities until a permanent resolution is attained.

     As of the date of this report, the Company would have had $14.5 million available under its secured revolving credit facilities if the Company were in compliance with the covenants in the loan documents. Certain assets that served as collateral for one of the credit facilities were recovered from a customer during the June 30, 2001 quarter. These assets are no longer eligible to serve as collateral, resulting in reduced availability under the credit facility. The Company has the ability to replace this collateral and increase the availability under the line by up to an additional $18.1 million subject to compliance with the applicable financial covenants.

     As of September 30, 2001, the Company had an aggregate of $238.6 million of outstanding debt that matures in 2002, including $99.6 million of 6.95% Notes due June 2002, $10 million on its credit facility maturing on March 31, 2002, and $129 million on credit facilities expiring on December 31, 2002.

     In prior years, the Company historically distributed to stockholders a large portion of the cash available from operations. The Company's historical policy had been to make distributions on Common Stock of approximately 80% of FFO, but on February 1, 2001, the Company announced the suspension of all common and preferred dividends. This action is intended to preserve cash to facilitate the Company's ability to obtain financing to fund the 2002 debt maturities. Additionally, on March 30, 2001, the Company exercised its option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which are convertible into 774,722 shares of the Company's common stock at $6.25 per share.

     The Company can give no assurance as to when or if the dividends will be reinstated on the common stock or preferred stock or the amount of the dividends if and when such payments are recommenced. The Company does not anticipate paying dividends on any class of capital stock unless and until the approximately $110 million ($108 million as of the date of this report) of indebtedness maturing in the first half of 2002 has been repaid. Prior to recommencing the payment of dividends on the Company's Common stock, all accrued and unpaid dividends on the Company's Series A, B and C Preferred Stock must be paid in full. The Company has made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain its REIT status for 2000 and intends to satisfy such requirements under the REIT rules for 2001.

     Cash dividends paid totaled $0.25 per common share and $0.75 per common share, respectively, for the three-month and nine-month periods ended September 31, 2000. No common dividends were paid during the first three quarters of 2001.

     The Company has received a capital commitment from the holder of its Series C Preferred Stock and has announced a rights offering to its current stockholders, together with a "backstop" for the rights offering and private placement with the Series C holder, to provide a total of $50 million of new equity into the Company. (See Note J - Subsequent Events)

     Assuming the Company obtains the amendments it is seeking to the credit facilities on satisfactory terms and that the rights offering and Explorer's investment is completed, management believes the Company's liquidity and various sources of available capital, including funds from operations and expected proceeds from planned asset sales, are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next 12 months. As a result of the ongoing financial challenges facing long-term care operators, the availability of the external capital sources historically used by the Company has become extremely limited and expensive, and, therefore, no assurance can be given that the Company will be able to replace or extend the 2002 debt maturities, or that any refinancing or replacement financing would be on favorable terms to the Company. There also can be no assurance that the Company will be able to complete the equity offering as planned, including the required extension by one year of the December 31, 2002 expiring credit facility. If the Company were unable to refinance its 2002 debt maturities or other indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms, which might result in losses to the Company and might adversely affect the cash available for distribution to stockholders, or to pursue additional dilutive equity financing. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, the Company's interest expense would increase, which might affect the Company's ability to make distributions to its stockholders.

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

     The market value of the Company's long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of the Company's total long-term borrowings at September 30, 2001 was $396 million. A one-percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $5.3 million.

     The Company is subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources)

     The Company utilizes interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At September 30, 2001, the Company had two interest rate swaps with notional amounts of $32 million each, based on 30-day LIBOR. Under the first $32 million agreement, the Company receives payments when LIBOR interest rates exceed 6.35% and pays the counterparties when LIBOR rates are under 6.35%. The amounts exchanged are based on the notional amounts. The $32 million agreement expires in December 2001 but may be extended for an additional year by the counterparty.

     Under the terms of the second agreement, which expires in December 2002, the Company receives payments when LIBOR rates exceed 4.89% and pays the counterparties when LIBOR rates are under 4.89%. The combined fair value of the interest rate swaps at September 30, 2001 was a deficit of $2,006,297. (See Note I - Effect of New Accounting Pronouncements)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note G to the Condensed Consolidated Financial Statements in Item 1 hereto, which are hereby incorporated by reference in response to this item.

Item 2.  Changes in Securities and Use of Proceeds

       None this period.

Item 3.  Defaults upon Senior Securities

     (a)  Payment Defaults. Not Applicable.

     (b) Dividend Arrearages. On February 1, 2001, the Company announced the suspension of dividends on all common and preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. Dividends on the Company's preferred stock are cumulative, and therefore all accrued and unpaid dividends on the Company's Series A, B and C Preferred Stock must be paid in full prior to recommencing the payment of cash dividends on the Company's Common Stock. The table below sets forth information regarding arrearages in payment of preferred stock dividends:

         -------------------------------------------------------- ---------------- -------------------
                                                                      Annual
                                                                   Dividend Per     Arrearage as of
                             Title of Class                            Share       September 30, 2001
         -------------------------------------------------------- ---------------- -------------------
         -------------------------------------------------------- ---------------- -------------------
         9.25% Series A Cumulative Preferred Stock                        $2.3125          $3,989,063
         -------------------------------------------------------- ---------------- -------------------
         -------------------------------------------------------- ---------------- -------------------
         8.625% Series B Cumulative Preferred Stock                       $2.1563           3,234,375
         -------------------------------------------------------- ---------------- -------------------
         -------------------------------------------------------- ---------------- -------------------
         Series C Convertible Preferred Stock                            $10.0000           7,660,493
         -------------------------------------------------------- ---------------- -------------------
         -------------------------------------------------------- ---------------- -------------------
         TOTAL                                                                             $14,883,931
         -------------------------------------------------------- ---------------- -------------------


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits - The following Exhibits are filed herewith:

   Exhibit  Description
   -------  -----------

   4.1 Form of Amended and Restated Articles Supplementary for Series C Convertible Preferred Stock (Incorporated by reference to Exhibit B to the Schedule 13D filed by Explorer Holdings, L.P. on October 29, 2001 on behalf of the Company)

   4.2 Form of Articles Supplementary for Series D Convertible Preferred Stock (Incorporated by reference to Exhibit C to the Schedule 13D filed by Explorer Holdings, L.P. on October 29, 2001 on behalf of the Company)

   10.1 Employment Agreement between Omega Healthcare Investors, Inc. and R. Lee Crabill, Jr., dated July 30, 2001

   10.2 Employment Agreement between Omega Healthcare Investors, Inc. and Robert O. Stephenson, dated August 30, 2001

   10.3 Employment Agreement between Omega Healthcare Investors, Inc. and Daniel J. Booth, dated October 15, 2001

   10.4 Retention, Severance and Release Agreement between Omega Healthcare Investors, Inc. and F. Scott Kellman, dated October 9, 2001

   10.5 Retention, Severance and Release Agreement between Omega Healthcare Investors, Inc. and Laurence D. Rich, dated August 1, 2001

   10.6 Amended and Restated Secured Promissory Note between Omega Healthcare Investors, Inc. and Professional Health Care Management, Inc. dated as of September 1, 2001

   10.7 Settlement Agreement between Omega Healthcare Investors, Inc., Professional Health Care Management, Inc., Living Centers - PHCM, Inc., GranCare, Inc., and Mariner Post-Acute Network, Inc. dated as of September 1, 2001

   10.8 Investment Agreement, dated as of October 29, 2001, by and between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. (Incorporated by reference to Exhibit A to the Schedule 13D filed by Explorer Holdings, L.P. on October 29, 2001 on behalf of the Company)

   10.9 Form of Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit D to the Schedule 13D filed by Explorer Holdings, L.P. on October 29, 2001 on behalf of the Company)

   10.10  Form  of  Amended   and   Restated   Registration   Rights   Agreement
          (Incorporated by reference to Exhibit E to the Schedule 13D filed by Explorer Holdings, L.P. on October 29, 2001 on behalf of the Company)

   10.11 Amendment No. 2 to Rights Agreement (Incorporated by reference to Exhibit F to the Schedule 13D filed by Explorer Holdings, L.P. on October 29, 2001 on behalf of the Company)

(b)      Reports on Form 8-K

          The following reports on Form 8-K were filed since June 30, 2001:

          Form 8-K dated October 31, 2001: Report with the following exhibits:

          Press release issued by Omega Healthcare Investors, Inc. on October 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OMEGA HEALTHCARE INVESTORS, INC.
                                                         Registrant


Date:   November 2, 2001                    By:  /s/  C. Taylor Pickett
                                                      -----------------
                                                      C. Taylor Pickett
                                                      Chief Executive Officer

Date:   November 2, 2001                    By:  /s/ Robert O. Stephenson
                                                     --------------------
                                                      Robert O. Stephenson
                                                      Chief Financial Officer