Form 10-K
period 2001-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2002-03-29
CIK 888491

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                         Commission file number 1-11316

                        OMEGA HEALTHCARE INVESTORS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Maryland                                     38-3041398
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

      9690 Deereco Rd., Suite 100
          Timonium, Maryland                                 21093
 (Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone number, including area code: 410-427-1700

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of Exchange on
        Title of Each Class                     Which Registered
        -------------------                     ----------------
Common Stock, $.10 Par Value and associated
  stockholder protection rights                 New York Stock Exchange
9.25% Series A Preferred Stock, $1 Par Value New York Stock Exchange 8.625% Series B Preferred Stock, $1 Par Value New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $100,635,439 based on the $4.10 closing price per share for such stock on the New York Stock Exchange on February 28, 2002.

     As of February 28, 2002 there were 37,127,456 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement, which will be filed with the Commission on or before April 30, 2002, is incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------

                        OMEGA HEALTHCARE INVESTORS, INC.
                          2001 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART 1

                                                                                                          PAGE
Item 1.      Business of the Company....................................................................    1
                Overview................................................................................    1
                Summary Financial Information...........................................................    4
                Description of the Business.............................................................    4
                Executive Officers of the Company.......................................................    8
Item 2.      Properties.................................................................................    9
Item 3.      Legal Proceedings..........................................................................   11
Item 4.      Submission of Matters to a Vote of Security Holders........................................   11


                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters..................   12
Item 6.      Selected Financial Data....................................................................   13
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......   14
                Overview................................................................................   14
                Critical Accounting Policies............................................................   15
                Results of Operations...................................................................   16
                Portfolio Developments..................................................................   19
                Liquidity and Capital Resources.........................................................   21
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................   22
Item 8.      Financial Statements and Supplementary Data................................................   23
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   23


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.........................................   24
Item 11.     Executive Compensation.....................................................................   24
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................   24
Item 13.     Certain Relationships and Related Transactions.............................................   24


                                     PART IV

Item 14.      Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.....   25


PART I

Item 1 -- Business of the Company


Overview

     We were incorporated in the State of Maryland on March 31, 1992. We are a self-administered real estate investment trust, or REIT, investing in income-producing healthcare facilities, principally long-term care facilities located in the United States. We provide lease or mortgage financing to qualified operators of skilled nursing facilities and, to a lesser extent, assisted living and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of debt or equity securities, the assumption of secured indebtedness, or a combination of these methods. We also finance acquisitions through the exchange of properties or the issuance of shares of our capital stock when the transactions otherwise satisfy our investment criteria.

     As of December 31, 2001, our portfolio of domestic investments consisted of 241 healthcare facilities, located in 28 states and operated by 35 third-party operators. Our gross investments in these facilities, before reserve for uncollectible loans, totaled $885.0 million at December 31, 2001. This portfolio is made up of:

     o 135 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties;

     o fixed rate, participating and convertible participating mortgages on 71 long-term healthcare facilities; and

     o 21 long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for our own account.

     In addition, we have 12 facilities subject to third-party leasehold interests. We also hold miscellaneous investments and closed healthcare facilities held for sale of approximately $58.2 million at December 31, 2001, including $22.3 million related to two non-healthcare facilities leased by the United States Postal Service, a $7.4 million investment in Omega Worldwide, Inc., Principal Healthcare Finance Limited, and Principal Healthcare Finance Trust, and $14.3 million of notes receivable.

     Approximately 72% of our real estate investments were operated by seven public companies, including Sun Healthcare Group, Inc. (24.7%), Integrated Health Services, Inc. (18.8%, including 10.8% as the manager for and 50% owner of Lyric Health Care LLC), Advocat Inc. (12.2%), Mariner Post-Acute Network, Inc. (6.7%), Alterra Healthcare Corporation (3.9%), Kindred Healthcare, Inc. (formerly known as Vencor Operating, Inc.) (3.2%), and Genesis Health Ventures, Inc. (2.8%). Kindred and Genesis manage facilities for our own account, which are included in Owned and Operated Assets. The two largest private operators represent 3.5% and 2.5%, respectively, of our investments. No other operator represents more than 2.5% of our investments. The three states in which we have our highest concentration of investments are Florida (16.5%), California (7.5%) and Illinois (7.5%).

     Government Healthcare Regulation, Reimbursements and Industry Concentration Risks. Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as the facilities owned and operated for our account, derive a substantial portion of their net operating revenues from third-party payers, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and subject to frequent and substantial change. The Balanced Budget Act of 1997 significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities shifted from payments based on reimbursable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, skilled nursing facilities are paid on a per diem prospective case mix adjusted payment basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue it derives from Medicare patients. Long-term care facilities have had to attempt to restructure their operations to operate profitably under the new Medicare prospective payment system reimbursement policies.

     Legislation adopted in 1999 and 2000 increased Medicare payments to nursing facilities and specialty care facilities. Section 101 of the Balanced Budget Relief Act of 1999 ("BBRA") included a 20% increase for 15 patient acuity categories (know as Resource Utilization Groups ("RUGS")) and a 4% across the board increase of the adjusted federal per diem payment rate. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The 4% increase was implemented in April 2000 and will remain in effect until September 30, 2002.

     The Benefits Improvement and Patient Protection Act of 2000 ("BIPA") included a 16.66% increase in the nursing component of the case mix adjusted federal periodic payment rate and a 6.7% increase in the 14 RUG payments for rehabilitation therapy services. The 16.66% increase was implemented in April 2000 and will remain in effect until September 30, 2002. The 6.7% increase is an adjustment to the 20% increase granted in the BBRA and spreads the funds directed at 3 of those 15 RUGs to an additional 11 rehabilitation RUGs. The increase was implemented in April 2001 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system.

     In addition, the Medicare Payment Advisory Commission, an independent federal body established by the Balanced Budget Act of 1997, has recommended that the 4% increase implemented in BBRA and the 16.66% increase implemented in BIPA be allowed to expire September 30, 2002. If the 4% and 16.66% increases are not extended beyond their scheduled expiration, the Centers for Medicare and Medicaid Services ("CMS") estimates that the Medicare reimbursement will decrease by approximately 10% from the amount that would otherwise be paid in fiscal 2003. Reimbursement could be further reduced when CMS completes its RUG refinement due to the termination of the 20% and 6.7% increases. However, the Medicare Payment Advisory Commission has recommended that the 20% and 6.7% increases be folded into the base rate upon the completion of the RUG refinement. The expiration of any BBRA and BIPA increases could have an adverse impact on the revenues of the operators of nursing facilities and would negatively impact their ability to satisfy their monthly lease or debt payments to us. The Medicare Payment Advisory Commission has also recommended that the annual update in rates for fiscal 2003 be 0% for free-standing nursing facilities and 10% for hospital nursing facilities.

     Due to the temporary nature of these payment increases, we cannot assure you that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot assure you that there will be any future legislation to increase payment rates for skilled nursing facilities. If payment rates for skilled nursing facilities are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

     Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of its citizens. The Balanced Budget Act repealed the federal payment standard, also known as the Boren Amendment, for hospitals and nursing facilities under Medicaid, increasing states' discretion over the administration of Medicaid programs. A number of states are considering legislation designed to reduce their Medicaid expenditures which could result in decreased revenues for our lessees and mortgagors.

     In addition, private payors, including managed care payors, are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Efforts to impose greater discounts and more stringent cost controls are expected to continue. Any changes in reimbursement policies which reduce reimbursement levels could adversely affect the amounts we receive with respect to our owned and operated portfolio and the revenues of our lessees and mortgagors and thereby adversely affect those lessees' and mortgagors' abilities to make their monthly lease or debt payments to us.

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

     Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that the lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses.

     Potential Risks from Bankruptcies. Our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease covering all of that operator's facilities. Although each lease or master lease provides that we may terminate the master lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978 provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Act, or a debtor-in-possession in a reorganization, has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations thereunder generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee in a reorganization were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible to determine at this time whether or not any of our leases or master leases contain any such provision. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years.

     Generally, with respect to our mortgage loans, the imposition of an automatic stay under the Bankruptcy Act precludes us from exercising foreclosure or other remedies against the debtor. Pre-petition creditors generally do not have rights to the cash flows from the properties underlying the mortgages. The timing of the collection from mortgagors in bankruptcy depends on negotiating an acceptable settlement with the mortgagor (and subject to approval of the bankruptcy court) or the order of the bankruptcy court in the event a negotiated settlement cannot be achieved. A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption or rejection because it is not an executory contract or a lease. Second, the mortgagee's loan may be divided into (1) a secured loan for the portion of the mortgage debt that does not exceed the value of the property and
(2) a general unsecured loan for the portion of the mortgage debt that exceeds the value of the property. A secured creditor such as ourselves is entitled to the recovery of interest and costs only if, and to the extent that, the value of the collateral exceeds the amount owed. If the value of the collateral exceeds the amount of the debt, interest and allowed costs may not be paid during the bankruptcy proceeding but accrue until confirmation of a plan of reorganization or such other time as the court orders. If the value of the collateral held by a senior creditor is less than the secured debt, interest on the loan for the time period between the filing of the case and confirmation may be disallowed. Finally, while a lease generally would either be rejected or assumed with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and timing of principal payments, may be modified if the debtor is able to effect a "cramdown" under the Bankruptcy Act.

     The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, some significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. In order to protect our investments, we may take possession of a property or even become licensed as an operator, which might expose us to successor liability to government programs or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses. Third party payors may also suspend payments to us following foreclosure until we receive the required licenses to operate the facilities. Should such events occur, our income and cash flow from operations would be adversely affected.

     Risks Related to Owned and Operated Assets. As a consequence of the financial difficulties encountered by a number of our operators, we have recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. During 2000, $24.3 million of assets previously classified as held for sale were reclassified to "Owned and Operated Assets" as the timing and strategy for sale or, alternatively, re-leasing, were revised in light of prevailing market conditions (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview).

     We are typically required to hold applicable licenses and are responsible for the regulatory compliance at our owned and operated facilities. Our management contracts with third party operators for these properties provide that the third-party operator is responsible for regulatory compliance, but we could be sanctioned for violation of regulatory requirements. In addition, the risk of third-party claims such as patient care and personal injury claims may be higher with respect to our owned and operated properties as compared to our leased and mortgaged assets.

Summary of Financial Information

     The following tables summarize our net revenues and real estate assets by asset category for 2001, 2000 and 1999, setting forth the effect of the results of operations of property recovered as a result of foreclosure and settlements with troubled operators that are held for sale or operated on an interim basis for our own account until such time as the properties are sold or re-leased. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 2 - Properties, Note 3 - Mortgage Notes Receivable and Note 16 - Segment Information to our Consolidated Financial Statements).

                         Net Revenues by Asset Category
                                 (In Thousands)

                                                                                                     Years Ended December 31,
                                                                                                 2001         2000          1999
                                                                                                 ----         ----          ----
Core Assets:
   Lease Rental Income.....................................................................    $61,189      $67,308      $ 76,389
   Mortgage Interest Income................................................................     20,784       24,126        36,369
                                                                                               -------      -------      --------
        Total Core Asset Revenues..........................................................     81,973       91,434       112,758
Owned and Operated Assets Net (Loss) Revenue...............................................     (8,027)      (3,416)        1,050
Other Asset Revenue........................................................................      4,845        6,594         6,814
Miscellaneous Income.......................................................................      2,642        2,206         2,334
                                                                                               -------      -------      --------
        Total Net Revenue..................................................................    $81,433      $96,818      $122,956
                                                                                               =======      =======      ========

                      Real Estate Assets by Asset Category
                                 (In Thousands)

                                                                                                       As of December 31,
                                                                                                 2001         2000          1999
                                                                                                 ----         ----          ----
Core Assets:
   Leased Assets...........................................................................   $604,777     $579,941    $  686,105
   Mortgaged Assets........................................................................    195,193      206,710       213,617
                                                                                              --------     --------    ----------
        Total Core Assets..................................................................    799,970      786,651       899,722
Owned and Operated and Held for Sale Assets................................................     87,467      134,614        97,216
Other Assets...............................................................................     50,791       53,242        75,460
                                                                                              --------     --------    ----------
        Total Real Estate Assets...........................................................   $938,228     $974,507    $1,072,398
                                                                                              ========     ========    ==========

Description of the Business

     Investment Policies. We maintain a diversified portfolio of long-term healthcare facilities and mortgages on healthcare facilities located in the United States. In making investments, we generally have focused on established, creditworthy, middle-market healthcare operators that meet our standards for quality and experience of management. We have sought to diversify our investments in terms of geographic locations, operators and facility types. As a consequence of our current financial condition and upcoming debt maturities, we have not recently made investments and do not intend to make investments unless, and until we address, our $98.0 million of debt maturing in the first half of 2002.

     In evaluating potential investments, we consider such factors as:

     o the quality and experience of management and the creditworthiness of the operator of the facility;

     o the facility's historical, current and forecasted cash flow and its adequacy to meet operational needs, capital expenditures and lease or debt service obligations, providing a competitive return on investment to us;

     o    the construction quality, condition and design of the facility;

     o    the geographic area and type of facility;

     o the tax, growth, regulatory and reimbursement environment of the community in which the facility is located;

     o the occupancy and demand for similar healthcare facilities in the same or nearby communities; and

     o    the payor mix of private, Medicare and Medicaid patients.

     One of our fundamental investment strategies is to obtain contractual rent escalations under long-term, non-cancelable, "triple-net" leases and revenue participation through participating mortgage loans, and to obtain substantial liquidity deposits. Additional security is typically provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate/personal guarantees, when appropriate.

     We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we sometimes pursue alternative investment structures, including convertible participating and participating mortgages, that achieve returns comparable to equity investments. The following summarizes the four primary investment structures currently used by us. Average annualized yields reflect existing contractual arrangements. However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of January 1, 2002 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

          Purchase/Leaseback. In a Purchase/Leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms ranging from 8 to 17 years, plus renewal options. The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the consumer price index ("CPI") or increases in the revenue streams generated by the underlying properties, with certain fixed minimum and maximum levels. Generally, the operator holds an option to repurchase the property at set dates at prices based on specified formulas. The average annualized yield from leases was 11.29% at January 1, 2002.

          Convertible Participating Mortgage. Convertible participating mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in the revenues generated by the underlying long-term care facilities, with certain maximum limits. Convertible participating mortgages afford us the option to convert our mortgage into direct ownership of the property, generally at a point six to nine years from inception. If we exercise our purchase option, we are obligated to lease the property back to the operator for the balance of the originally agreed term and for the originally agreed participations in revenues or CPI adjustments. This allows us to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out our option at prices based on specified formulas. The average annualized yield on these mortgages was approximately 10.40% at January 1, 2002.

          Participating Mortgage. Participating mortgages are similar to convertible participating mortgages except that we do not have a purchase option. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. The average annualized yield on these investments was approximately 10.78% at January 1, 2002.

          Fixed-Rate Mortgage. These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was 11.08% at January 1, 2002.

     The following table identifies the years of expiration of the payment obligations due to us under existing contractual obligations as of January 1, 2002. This information is provided solely to indicate the scheduled expiration of payment obligations due to us, and is not a forecast of expected revenues.

                                                                                                 Mortgage
                                                                                      Rent       Interest       Total         %
                                                                                   -------------------------------------------------
                                                                                                   (In thousands)
2002............................................................................     $    --      $    --      $    --      0.00%
2003............................................................................         610        4,125        4,735      5.26
2004............................................................................       1,282        1,355        2,637      2.93
2005............................................................................       1,493           --        1,493      1.66
2006............................................................................       6,454        2,748        9,202     10.21
Thereafter......................................................................      58,463       13,556       72,019     79.94
                                                                                   -------------------------------------------------
        Total...................................................................     $68,302      $21,784      $90,086    100.00%
                                                                                   =================================================

     The table set forth in Item 2 - Properties, contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2001.

     Borrowing Policies. We may incur additional indebtedness and have historically sought to maintain a long-term debt-to-total capitalization ratio in the range of 40% to 50%. Total capitalization is total stockholders' equity plus long-term debt. We intend to periodically review our policy with respect to our debt-to-total capitalization ratio and to modify the policy as our management deems prudent in light of prevailing market conditions. Our strategy generally has been to match the maturity of our indebtedness with the maturity of our investment assets, and to employ long-term, fixed-rate debt to the extent practicable in view of market conditions in existence from time to time.

     We may use proceeds of any additional indebtedness to provide permanent financing for investments in additional healthcare facilities. We may obtain either secured or unsecured indebtedness, and may obtain indebtedness which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. Where debt financing is present on terms deemed favorable, we generally may invest in properties subject to existing loans, secured by mortgages, deeds of trust or similar liens on properties.

     Industry turmoil and continuing adverse economic conditions have caused the terms on which we can obtain additional borrowings to become unfavorable. If we need capital to repay indebtedness as it matures, we may be required to liquidate investments in properties at times which may not permit realization of the maximum recovery on these investments. This could also result in adverse tax consequences to us. We may be required to issue additional equity interests in our company, which could dilute your investment in our company. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

     Federal Income Tax Considerations. We intend to make and manage our investments, including the sale or disposition of property or other investments, and to operate in such a manner as to qualify as a REIT under the Internal Revenue Code, unless, because of changes in circumstances or changes in the Internal Revenue Code, our Board of Directors determines that it is no longer in our best interest to qualify as a REIT. As a REIT, we generally will not pay federal income taxes on the portion of our income which is distributed to stockholders.

     Securities Or Interest In Persons Primarily Engaged In Real Estate Activities. In November 1997, we formed Omega Worldwide, Inc. ("Omega Worldwide"), a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. On April 2, 1998, we contributed substantially all of our assets in Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company, to Omega Worldwide in exchange for approximately 8.5 million shares of Omega Worldwide common stock and 260,000 shares of Series B preferred stock. Of the 8.5 million shares of Omega Worldwide common stock we received, approximately 5.2 million were distributed on April 2, 1998 to our stockholders, and we sold 2.3 million shares on April 3, 1998. As of December 31, 2001, the carrying value of our investment in Omega Worldwide is $4.5 million represented by 1,163,000 shares of common stock and 260,000 shares of preferred stock. We also have entered into a services agreement with Omega Worldwide which provides for an allocation of the indirect costs incurred by us to Omega Worldwide. (See "Affiliate Relationships and Transactions"). We also hold a $1.6 million investment in Principal Healthcare Finance Limited and a $1.3 million investment in the Principal Healthcare Finance Trust, an Australian Unit Trust.

     Policies With Respect To Certain Activities. If our Board of Directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing, retention of cash flow (subject to provisions in the Internal Revenue Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

     In the event that our Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property. In July 2000, we issued shares of our Series C Convertible Preferred Stock to Explorer Holdings, L.P. ("Explorer") in exchange for an investment of $100.0 million.

     Borrowings may be in the form of bank borrowings, secured or unsecured, and publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, long-term, tax-exempt bonds or financing from banks, institutional investors or other lenders, securitizations, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the asset. Such indebtedness may be recourse to all or any part of our assets or may be limited to the particular asset to which the indebtedness relates.

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. As of the closing of the rights offering and the private placement to Explorer on February 21, 2002, these amendments became effective (See Note 19 to our Consolidated Financial Statements - Subsequent Events).

     As part of the amendment regarding our $75.0 million revolving credit facility, we prepaid $10.0 million originally scheduled to mature in March 2002. This voluntary prepayment results in a permanent reduction in the total commitment, thereby reducing the credit facility to $65.0 million. The agreement regarding our $175.0 million revolving credit facility includes a one-year extension in maturity from December 31, 2002 to December 31, 2003, and a reduction in the total commitment from $175.0 million to $160.0 million. Amounts up to $150.0 million may be drawn upon to repay the maturing 6.95% Notes due in June 2002.

     We have authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future. Similarly, we may offer additional interests in our operating partnership that are exchangeable into common shares or, at our option, cash, in exchange for property. We also may make loans to our subsidiaries.

     Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

     We may engage in the purchase and sale of investments. We do not underwrite the securities of other issuers.

     Our officers and directors may change any of these policies without a vote of our stockholders.

     In the opinion of our management, our properties are adequately covered by insurance.

     Competition. We compete for additional healthcare facility investments with other healthcare investors, including other real estate investment trusts. The operators of the facilities compete with other regional or local nursing care facilities for the support of the medical community, including physicians and acute care hospitals, as well as the general public. Some significant competitive factors for the placing of patients in skilled and intermediate care nursing facilities include quality of care, reputation, physical appearance of the facilities, services offered, family preferences, physician services and price.

Executive Officers of our Company

     At the date of this report, the executive officers of our company are:

     C. Taylor Pickett (40) is the Chief Executive Officer and has served in this capacity since June 12, 2001. Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of mergers and acquisitions from May 1997 to December 1997 of Integrated Health Services. Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

     Daniel J. Booth (38) is the Chief Operating Officer and has served in this capacity since October 15, 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services, Inc.'s management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

     R. Lee Crabill, Jr. (48) is the Senior Vice-President of Operations of our company and has served in this capacity since July 30, 2001. Mr. Crabill served as a Senior Vice-President of Operations at Mariner Post-Acute Network from 1997 through 2000. Prior to that, he served as an Executive Vice-President of Operations at Beverly Enterprises.

     Robert O. Stephenson (38) is the Chief Financial Officer and has served in this capacity since August 1, 2001. Prior to joining our company, Mr. Stephenson served for five years from 1996 to July 1, 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. Prior to Integrated Health Services, Mr.
Stephenson served in management roles at CSX Intermodal, Martin Marietta Corporation and Electronic Data Systems.

     As of December 31, 2001, we had 34 full-time employees and five part-time employees, including the four executive officers listed above. On October 9, 2001, we announced that we were relocating our corporate offices effective as of January 1, 2002 to Timonium, Maryland, a suburb of Baltimore. All of our employees as of the date of the announcement either had an employment agreement or were otherwise entitled to incentives if they remained employed with us during the transitional period, which was completed by January 31, 2002.

Item 2 - Properties

     At December 31, 2001, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities which are leased to operators, mortgages on facilities which are operated by the mortgagors or their affiliates and facilities owned and operated for our account, including facilities subject to leasehold interests. The facilities are located in 28 states and are operated by 35 unaffiliated operators. The following table summarizes our property investments as of December 31, 2001:

                                                                                                                      Gross
                                                            No. Of          No. Of            Occupancy             Investment
             Investment Structure/Operator                   Beds         Facilities        Percentage(1)         (In Thousands)
             -----------------------------                  ------        ----------        -------------         --------------
Purchase/Leaseback
   Sun Healthcare Group, Inc.........................        5,419            50                 87                  $218,985
   Integrated Health Services, Inc...................        1,573            11                 79                   105,400
   Advocat, Inc......................................        3,027            29                 79                    91,567
   Alterra Healthcare Corporation....................          401            10                 72                    34,085
   Alden Management Services, Inc....................          868             4                 62                    31,306
   Roncalli Health Care Management...................          442             4                 90                    22,387
   StoneGate Senior Care, LP.........................          664             6                 86                    21,685
   USA Healthcare, Inc...............................          668             8                 75                    17,213
   Washington N&R, LLC...............................          286             2                 87                    12,152
   Peak Medical of Idaho, Inc........................          224             2                 75                    10,500
   HQM of Floyd County, Inc..........................          283             3                 92                    10,250
   Safe Harbor Florida Healthcare Properties, Inc....          300             1                 85                     8,151
   Liberty Assisted Living Centers, LP...............          120             1                 92                     5,995
   Meadowbrook Healthcare of N.C.....................          192             2                 77                     5,561
   Eldorado Care Center, Inc. & Magnolia Manor, Inc..          167             2                 57                     5,100
   Lamar Healthcare, Inc.............................          102             1                 48                     2,540
   LandCastle Diversified LLC........................          118             1                 64                     1,900
                                                         ------------------------------------------------------------------------
                                                            14,854           137                 81                   604,777
Owned and Operated Assets--Fee
   Kindred Healthcare, Inc...........................          772             8                 72                    27,131
   Genesis Health Ventures, Inc......................          637             6                 86                    24,905
   Pinon Management, Inc.............................          181             3                 87                    14,351
   Atrium Living Centers, Inc........................          138             2                 94                     7,164
   Nexion Health Management, Inc.....................          197             2                 77                     6,520
                                                         ------------------------------------------------------------------------
                                                             1,925            21                 80                    80,071
Owned and Operated Assets--Leasehold Interest
   Kindred Healthcare, Inc...........................          896            10                 69                     1,124
   Pinon Management, Inc.............................          175             2                 67                        91
                                                         ------------------------------------------------------------------------
                                                             1,071            12                 69                     1,215
Convertible Participating Mortgages
   Senior Care Properties, Inc.......................          150             2                 65                     6,183
   Integrated Health Services, Inc...................          180             1                 52                     4,903
                                                         ------------------------------------------------------------------------
                                                               330             3                 57                    11,086
Participating Mortgages
   Integrated Health Services, Inc...................        1,144             9                 92                    49,500
   Midtown Real Estate Company, LLC..................          552             4                 67                     8,855
   Advocat, Inc......................................          120             1                 54                     2,000
                                                         ------------------------------------------------------------------------
                                                             1,816            14                 82                    60,355
Fixed Rate Mortgages
   Mariner Post-Acute Network, Inc...................        1,679            12                 90                    59,688
   Essex Healthcare Corporation......................          633             6                 80                    15,689
   Advocat, Inc......................................          423             4                 69                    14,778
   Parthenon Healthcare, Inc.........................          300             2                 80                    10,997
   Hickory Creek Healthcare Foundation, Inc..........          791            17                 77                    10,500
   Tiffany Care Centers, Inc.........................          319             5                 79                     4,856
   Texas Health Enterprises/HEA Mgmt. Group, Inc.....          450             3                 53                     4,231
   Covenant Care Midwest, Inc........................          150             1                 49                     1,916
   Evergreen at Holladay, LLC........................          100             1                 52                     1,849
   B & S Properties, LLC.............................           80             1                 93                     1,501
   Evergreen at Castro Valley, LLC...................           91             1                 76                       800
   Paris Nursing Home, Inc...........................          144             1                 70                       687
                                                         ------------------------------------------------------------------------
                                                             5,160            54                 78                   127,492

Reserve for uncollectible accounts                                                                                     (3,740)
                                                         ------------------------------------------------------------------------
        Total........................................       25,156           241                 80                  $881,256
                                                         ========================================================================

(1) Generally represents data for the twelve-month period ending December 31, 2001.

     The following table presents the concentration of our facilities by state as of December 31, 2001:

                                                                                                      Total               % of
                                                         Number of             Total                Investment            Total
                                                         Facilities             Beds              (In Thousands)       Investment
                                                         ----------            -----              --------------       ----------
Florida............................................          26                3,439                 $146,271             16.5
California.........................................          19                1,556                   66,713              7.5
Illinois...........................................          12                1,732                   66,468              7.5
Ohio...............................................          13                1,282                   55,754              6.3
Michigan...........................................          13                1,784                   50,864              5.7
Texas..............................................          16                1,976                   49,705              5.6
North Carolina.....................................          10                1,346                   45,950              5.2
Arkansas...........................................          12                1,253                   39,325              4.4
Indiana............................................          29                1,726                   36,762              4.2
Alabama............................................          12                1,431                   36,084              4.1
Massachusetts......................................           7                  772                   33,205              3.9
West Virginia......................................           7                  734                   30,579              3.5
Kentucky...........................................           9                  757                   26,963              3.0
Connecticut........................................           4                  442                   22,387              2.5
Washington.........................................           3                  354                   21,574              2.4
Tennessee..........................................           6                  636                   21,553              2.4
Iowa...............................................          10                  898                   20,630              2.3
Pennsylvania.......................................           2                  413                   19,900              2.2
Arizona............................................           8                  694                   18,326              2.1
Colorado...........................................           6                  393                   17,026              1.9
Missouri...........................................           7                  605                   17,008              1.9
Georgia............................................           2                  304                   12,000              1.4
Idaho..............................................           3                  264                   11,100              1.3
New Hampshire......................................           1                   68                    5,800              0.7
Louisiana..........................................           1                  131                    4,603              0.5
Kansas.............................................           1                   34                    3,419              0.4
Oklahoma...........................................           1                   32                    3,178              0.4
Utah...............................................           1                  100                    1,849              0.2
                                                         ------------------------------------------------------------------------
                                                            241               25,156                 $884,996            100.0
Reserve for uncollectible loans....................                                                    (3,740)
                                                         ------------------------------------------------------------------------
      Total........................................         241               25,156                 $881,256            100.0
                                                         ========================================================================

     Our core portfolio consists of long-term lease and mortgage agreements. Our leased real estate properties are leased under provisions of master leases with initial terms typically ranging from 10 to 16 years, plus renewal options. Substantially all of the master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the CPI or increases in revenues of the underlying properties, with certain limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

     Our owned and operated facilities, like those of our lessees and mortgagees, are subject to government regulation and derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs.

     Our owned and operated facilities are managed by independent third parties under management contracts. These managers are responsible for the day-to-day operation of the facilities, including, among other things, patient care, staffing, billing and collection of patient accounts and facility-level financial reporting. For their services, the managers are paid a management fee, typically based on a percentage of nursing home revenues. As of December 31, 2001, we had 33 properties classified as owned and operated. Due to re-leasing and sales, as of the date of this filing, we have 19 properties classified as owned and operated. (See Note 19 - Subsequent Events to our audited Consolidated Financial Statements).

     As a consequence of the financial difficulties encountered by a number of our operators, we have recovered various long-term care assets pledged as collateral for the operators' obligations either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. Under normal circumstances, we would seek to re-lease or otherwise dispose of such assets as promptly as practicable. When we adopt a plan to sell a property, the property is classified as Assets Held for Sale. However, a number of companies are actively marketing portfolios of similar assets and, in light of the current conditions in the long-term care industry, generally, it has become more difficult both to sell such properties and for potential buyers to obtain financing to acquire such properties.

     As of December 31, 2001, there are eight properties in assets held for sale, representing a total investment, net of impairment of $7.4 million. Of these eight properties, three are under contract for sale. However, no assurance can be given that the sales will be realized, as there are financing and other contingencies on these contracts.

Item 3 - Legal Proceedings

     We are subject to various legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, we believe that the outcome of each lawsuit claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

     On June 21, 2000, we were named as a defendant in certain litigation brought against us by Madison/OHI Liquidity Investors, LLC ("Madison"), a customer that claims that we have breached and/or anticipatorily breached a commercial contract. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors of Madison's obligations to us. Madison claims damages as a result of the alleged breach of approximately $700,000. Madison seeks damages as a result of the claimed anticipatory breach in an amount ranging from $15 - $28 million or, in the alternative, Madison seeks specific performance of the contract as modified by a course of conduct that Madison alleges developed between Madison and our company. We contend that Madison is in default under the contract in question. We believe that the litigation is meritless. We continue to vigorously defend the case and have filed counterclaims against Madison and the guarantors seeking repayment of approximately $10.2 million, including default interest, that Madison owes us, as well as damages resulting from the conversion of the collateral securing our loan. The trial in this matter is currently set for July, 2002. The financial statements do not contain any adjustments relating to the ultimate outcome of this uncertainty.

     On December 29, 1998, Karrington Health, Inc. brought suit against us in the Franklin County, Ohio, Common Pleas Court (subsequently removed to the U.S. District Court for the Southern District of Ohio, Eastern Division) alleging that we repudiated and ultimately breached a financing contract to provide $95 million of financing for the development of 13 assisted living facilities. Karrington was seeking recovery of approximately $34 million in damages it alleged to have incurred as a result of the breach. On August 13, 2001, we paid Karrington $10 million to settle all claims arising from the suit, but without our admission of any liability or fault, which liability is expressly denied. Based on the settlement, the suit has been dismissed with prejudice. The settlement was recorded in the quarter ended June 30, 2001.

Item 4 -- Submission of Matters to a Vote of Security Holders

     No matters were submitted to stockholders during the fourth quarter of the year covered by this report.

                                     PART II

Item 5 -- Market for Registrants' Common Equity and Related Stockholder Matters

     Our company's shares of Common Stock are traded on the New York Stock Exchange under the symbol OHI. The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

                          2001                                                   2000
     --------------------------------------------           ------------------------------------------
                                       Dividends                                             Dividends
     Quarter         High       Low    Per Share            Quarter      High         Low    Per Share
     --------------------------------------------           ------------------------------------------
     First       $  4.7188  $  1.7500    $ 0.00             First      $13.8750   $  5.7500    $ 0.50
     Second         3.3906     1.3438      0.00             Second       7.8750      4.5000      0.00
     Third          3.6406     2.4531      0.00             Third        6.7500      4.3750      0.25
     Fourth         6.2813     2.9063      0.00             Fourth       6.2500      3.0625      0.25
                                         --------                                              -------
                                         $ 0.00                                                $ 1.00
                                         ========                                              =======

     The closing price on December 31, 2001 was $6.02 per share. As of December 31, 2001, there were 19,998,896 shares of common stock outstanding with approximately 2,050 registered holders and approximately 15,700 beneficial owners.

     We do not know when or if we will resume dividend payments on our common stock or, if resumed, what the amount or timing of any dividend will be. We do not anticipate paying dividends on any class of capital stock at least until our $98 million of debt maturing in the first half of 2002 has been repaid and, in any event, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full before dividends on our common stock can be resumed.

Item 6 -- Selected Financial Data

     The following selected financial data with respect to our company should be read in conjunction with our Consolidated Financial Statements which are listed herein under Item 14 and are included on pages F-1 through F-30.

                                                                                       Year ended December 31,
                                                                       ------------------------------------------------------
                                                                         2001        2000       1999       1998        1997
                                                                         ----        ----       ----       ----        ----
                                                                              (In thousands, except per share amounts)
Operating Data
Revenues from core operations...................................       $ 89,460    $100,234   $121,906   $109,314    $ 90,820
Revenues from nursing home operations...........................        168,158     175,559     26,223         --          --
                                                                       ------------------------------------------------------
   Total Revenues...............................................       $257,618    $275,793   $148,129   $109,314    $ 90,820
                                                                       ------------------------------------------------------

Net Earnings (Loss) Available to Common (before gain/loss on assets sold, gain on early extinguishment of debt in 2001, gain on distribution of Omega Worldwide in 1998 and
   provision for impairment in 2001, 2000, 1999 and 1998).......       $(29,432)   $(14,784)  $ 40,047   $ 41,777    $ 41,305
                                                                       ------------------------------------------------------

Net Earnings (Loss) before gain/loss on assets sold, gain on early extinguishment of debt in 2001 and gain on distribution
   of Omega Worldwide in 1998)..................................       $(19,046)   $(59,546)  $ 30,178   $ 43,171    $ 44,851
Net Earnings (Loss) Available to Common.........................        (36,651)    (66,485)    10,040     68,015      41,305
Per Share Amounts:
Net Earnings (Loss) (before gain/loss on assets sold and provision for impairment in 2001, 2000, 1999 and 1998):
   Basic........................................................       $  (1.47)   $  (0.74)  $   2.01    $  2.09    $   2.16
   Diluted......................................................          (1.47)      (0.74)      2.01       2.08        2.16

Net Earnings (Loss) Available to Common before gain on early extinguishment of debt:
   Basic........................................................          (1.98)      (3.32)      0.51       3.39        2.16
   Diluted......................................................          (1.98)      (3.32)      0.51       3.39        2.16

Net Earnings (Loss) Available to Common:
   Basic........................................................          (1.83)      (3.32)      0.51       3.39        2.16
   Diluted......................................................          (1.83)      (3.32)      0.51       3.39        2.16
Dividends, Common Stock (1).....................................             --        1.00       2.80       2.68        2.58
Dividends, Series A Preferred (1)...............................             --        2.31       2.31       2.31        1.16
Dividends, Series B Preferred (1)...............................             --        2.16       2.16       1.08          --
Dividends, Series C Preferred (2)...............................             --        0.25         --         --          --
Weighted-Average Common Shares Outstanding, Basic...............         20,038      20,052     19,877     20,034      19,085
Weighted-Average Common Shares Outstanding, Diluted.............         20,038      20,052     19,877     20,041      19,137


                                                                                                December 31,
                                                                       ---------------------------------------------------------
                                                                         2001         2000         1999       1998        1997
                                                                       ---------------------------------------------------------
Balance Sheet Data
Gross Investments...............................................       $938,228    $ 974,507    $1,072,398  $1,069,646  $839,927
Total Assets....................................................        890,839      948,451     1,038,731   1,037,207   816,108
Revolving Lines of Credit.......................................        193,689      185,641       166,600     123,000    58,300
Other Long-Term Borrowings......................................        219,483      249,161       339,764     342,124   208,966
Subordinated Convertible Debentures.............................             --       16,590        48,405      48,405    62,485
Stockholders' Equity............................................        450,690      464,313       457,081     505,762   468,221

----------

(1)  Dividends per share are those declared and paid during such period.

(2)  Dividends  per share are those  declared  during such period,  based on the
     number  of  shares  of  common  stock  issuable  upon   conversion  of  the
     outstanding Series C.

Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this prospectus and only speak as of the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including those discussed under "Risk Factors" in Item 1 above.

Overview

     The long-term care industry has experienced unprecedented financial challenges in the recent past that have had an adverse impact on us during 2000 and 2001. These challenges are due principally to the Balanced Budget Act of 1997, which introduced the prospective payment system for the reimbursement of Medicare patients in skilled nursing facilities, implementing an acuity-based reimbursement system in lieu of the cost-based reimbursement system historically used. The prospective payment system significantly reduced payments to nursing home operators. That reduction, in turn, has negatively affected the revenues of our nursing home facilities and the ability of our nursing home operators to service their capital costs to us. Many nursing home operators, including a number of our large nursing home operators, have sought protection under Chapter 11 of the Bankruptcy Act.

     In response to the adverse impact of the prospective payment system reimbursement cuts, the Federal government passed the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, both of which increase payments to nursing home operators. These increases have positively affected the revenues of our nursing home facilities and the ability of our nursing home operators to service their capital costs to us. In addition, the facilities that we own and currently operate for our own account have been likewise positively affected by the Balanced Budget Refinement Act and Benefits Improvement and Protection Act. However, certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenues associated with this occurrence could have a material adverse effect on our operators, and on us. We cannot presently predict what impact these proposals may have, if any.

     The initial impact of the prospective payment system negatively affected our financial results and our access to capital sources to fund growth and refinance existing indebtedness. To obtain sufficient liquidity to enable us to address the maturity in July 2000 and February 2001 of indebtedness totaling $129.8 million, we issued $100.0 million of Series C preferred stock to Explorer Holdings, L.P. ("Explorer") in July 2000 as described in more detail in Note 10 to our audited Consolidated Financial Statements.

     As a consequence of the financial difficulties encountered by a number of our nursing home operators, we have recovered various long-term care assets pledged as collateral for the operators' obligations either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. Under normal circumstances, we would classify such assets as "assets held for sale" and seek to re-lease or otherwise dispose of such assets as promptly as practicable. However, a number of companies were actively marketing portfolios of similar assets and, in light of the market conditions in the long-term care industry generally, it had become more difficult both to sell these properties and for potential buyers to obtain financing to acquire them. As a result, during 2000, $24.3 million of assets previously classified as held for sale were reclassified to "owned and operated assets" as the timing and strategy for sale or, alternatively, re-leasing, were revised in light of prevailing market conditions.

     At December 31, 2000, we owned 69 long-term healthcare facilities that had been recovered from customers and are currently operated for our own account. Due to re-leasing and asset sales, we owned 33 such facilities at December 31, 2001. During 1999, 2000 and 2001, we experienced a significant increase in nursing home revenues attributable to the increase in owned and operated assets. In addition, in connection with the recovery of these assets, we often fund working capital and deferred capital expenditure needs for a transitional period until license transfers and other regulatory matters are completed and reimbursement from third-party payors recommences. Our management intends to sell or re-lease these assets as promptly as possible, consistent with achieving valuations that reflect our management's estimate of fair realizable value of the assets. We do not know, however, if or when the dispositions will be completed or whether the dispositions will be completed on terms that will enable us to realize the fair value of such assets.

     In November 2000, Explorer agreed to defer receipt until April 2, 2001 of $4.7 million in dividends declared in October 2000 on the Series C preferred stock. We requested this deferral in light of the maturity in February 2001 of $16.6 million of subordinated debentures. In February 2001, we suspended payment of all dividends on all common and preferred stock. This action was intended to preserve cash to facilitate our ability to obtain financing to fund debt maturing in 2002. Additionally, on March 30, 2001, we exercised our option to pay the deferred Series C preferred stock dividend and associated deferral fee by issuing 48,420 additional shares of Series C preferred stock to Explorer. These shares are convertible into 774,722 shares of our common stock at $6.25 per share. We do not know when or if we will resume dividend payments on our common stock or, if resumed, what the amount or timing of any dividend will be. We do not anticipate paying dividends on any class of capital stock at least until our $98 million of debt maturing in the first half of 2002 has been repaid, and in any event, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full before dividends on our common stock can be resumed. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules of the Internal Revenue Code of 1986 to maintain our REIT status.

     On October 9, 2001, we announced that we were relocating our corporate offices effective as of January 1, 2002 to Timonium, Maryland, a suburb of Baltimore. All of our current employees as of the date of the announcement either had employment agreements or were otherwise entitled to incentives if they remained employed with us in their current positions during the transitional period, which was completed by January 31, 2002.

     In August 2001, we paid $10 million to settle a lawsuit brought against us by Karrington Health, Inc. The recognition of this non-recurring expense associated with the settlement has resulted in violations of certain financial covenants in the loan agreements relating to our revolving credit facilities. On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities which included waivers of the covenant violations. As of the closing of the rights offering and private placement to Explorer on February 21, 2002 these amendments became effective (See Note 19 - Subsequent Events to our audited Consolidated Financial Statements).

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Owned and Operated Assets and Assets Held for Sale. In the ordinary course of our business activities, we periodically evaluate investment opportunities and extend credit to customers. We regularly engage in lease and loan extensions and modifications. Additionally, we monitor and manage our investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, we engage in various collection and foreclosure activities. When we acquire real estate pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and is recorded at the lower of cost or fair value. Such amounts are included in real estate properties on our Consolidated Balance Sheet. Operating assets and operating liabilities for the owned and operated properties are shown separately on the face of our Consolidated Balance Sheet and are detailed in Note 16--Segment Information.

     When a formal plan to sell real estate is adopted, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset.

     Impairment of Assets. Provisions for impairment losses related to long-lived assets are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying facilities. If the sum of the expected future cash flow, including sales proceeds, is less than carrying value, we then adjust the net carrying value of leased properties and other long-lived assets to the present value of expected future cash flows.

     Loan Impairment Policy. When management identifies an indication of potential loan impairment, such as non-payment under the loan documents or impairment of the underlying collateral, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of that collateral.

     Accounts Receivable. Accounts Receivable consist primarily of lease and mortgage interest payments. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items.

     Accounts Receivable--Owned and Operated Assets. Accounts Receivable from Owned and Operated Assets consist of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectable accounts and disputed items.

     Revenue Recognition. Rental income and mortgage interest income is recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index) as defined in the master leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection of amounts due become questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, lease revenues are recorded as received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

     Nursing home revenues from owned and operated assets (primarily Medicare, Medicaid and other third party insurance) are recognized as patient services are provided.

Results of Operations

     The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our consolidated financial statements and accompanying notes.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

     Our revenues for the year ended December 31, 2001 totaled $257.6 million, a decrease of $18.2 million over 2000 revenues. Excluding nursing home revenues of owned and operated assets, revenues were $89.5 million for the year ended December 31, 2001, a decrease of $10.8 million from the comparable prior year period.

     Our rental income for the year ended December 31, 2001 totaled $61.2 million, a decrease of $6.1 million over 2000 rental income. The decrease is due to $6.3 million from reductions in lease revenue due to foreclosures, bankruptcies, restructurings and reserve for non-payment of certain leases, and $1.8 million from reduced investments caused by 2000 and 2001 asset sales. These decreases are offset by $1.3 million relating to contractual increases in rents that became effective in 2001 as defined under the related agreements and $0.7 million relating to assets previously classified as owned and operated.

     Our mortgage interest income for the year ended December 31, 2001 totaled $20.8 million, decreasing $3.3 million over 2000 mortgage interest income. The decrease is due to $1.6 million from reductions due to foreclosures, bankruptcies, restructurings and reserve for non-payment of certain mortgages and $2.0 million from reduced investments caused by the payoffs of mortgages. These decreases are partially offset by $0.2 million relating to contractual increases in interest income that became effective in 2001 as defined under the related agreements and $0.1 million relating to assets previously classified as owned and operated.

     Our nursing home revenues of owned and operated assets for the year ended December 31, 2001 totaled $168.1 million, decreasing $7.4 million over 2000 nursing home revenues. The decrease is due to the sale and re-leasing of certain owned and operated assets during the year.

     Our expenses for the year ended December 31, 2001 totaled $276.7 million, decreasing approximately $58.7 million over expenses of $335.3 million for 2000.

     Our nursing home expenses for owned and operated assets decreased to $176.2 million from $179.0 million in 2000 due to the sale and re-leasing of certain owned and operated assets during the year.

     The 2001 provision for depreciation and amortization of real estate totaled $22.1 million, decreasing $1.2 million over 2000. The decrease primarily consists of $0.9 million depreciation expense for properties sold or held for sale and a reduction in amortization of non-compete agreements of $0.7 million offset by $0.3 million additional depreciation expense from properties previously classified as mortgages and new investments placed in service in 2000 and 2001.

     Our interest expense for the year ended December 31, 2001 was approximately $36.3 million, compared with $42.4 million for 2000. The decrease in 2001 is due to both lower average interest rates during the 2001 period and lower average borrowings.

     Our general and administrative expenses for 2001 totaled $10.4 million as compared to $6.4 million for 2000, an increase of $4.0 million. The increase is due primarily to increased consulting costs related to the foreclosures and lease restructures.

     Our legal expenses for 2001 totaled $4.3 million as compared to $2.5 million in 2000. The increase is largely attributable to legal costs associated with operator bankruptcy filings and negotiations with our troubled operators.

     We recorded a $10 million litigation settlement expense in 2001 to settle a suit brought by Karrington Health, Inc. in 1998. This settled all claims arising from the suit, but without our admission of any liability or fault, which liability is expressly denied. Based on the settlement, the suit was dismissed with prejudice.

     A provision for impairment of $9.6 million is included in expenses for 2001. This provision included $8.3 million for facilities recovered from operators and now held as held for sale assets to fair value, and $1.2 million related to other real estate assets our management has determined is impaired.

     We recognized a provision for loss on uncollectible accounts of $0.7 million in 2001, adjusting the carrying value of accounts receivable to net realizable value. In 2000, we recognized a provision for loss on mortgages and notes receivable of $15.3 million, adjusting the carrying value of mortgages and notes receivable to their net realizable value.

     In 2001, we recorded a $5.1 million charge for severance, moving and consulting agreement costs. This charge was comprised of $4.6 million for relocation of our corporate headquarters and $0.5 million for consulting and severance payments to our former Senior Vice President and General Counsel. In 2000, we recognized a $4.7 million charge for severance and consulting payments to our former Chief Executive Officer and former Chief Financial Officer.

     We recorded a non-cash charge of $1.3 million for 2001 related to the adoption of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 2000. No such charge was recorded in 2000, as we adopted this new statement effective January 1, 2001.

     During 2001, we sold certain of our core and other assets realizing proceeds of $3.9 million, resulting in a loss of $0.7 million. During 2000, we completed asset sales yielding net proceeds of $34.7 million, resulting in a gain of $10.0 million.

     During 2001, we repurchased $27.5 million of our 6.95% Notes maturing in June 2002, recognizing a gain on early extinguishment of debt of $3.1 million.

     Our funds from operations for the year ended December 31, 2001 on a fully diluted basis totaled $4.3 million, a decrease of $14.9 million as compared to the $19.2 million for 2000 due to factors mentioned above. After adjusting for the non-recurring provision for loss on mortgages and notes receivable and severance and consulting costs, funds from operations for the year was $26.7 million, a decrease of $12.6 million from the year ended December 31, 2000. Funds from operations is net earnings available to common stockholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Diluted funds from operations is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C Preferred Stock and Subordinated Convertible Debentures and the exercise of in-the-money stock options. We consider funds from operations to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt and to make expenditures. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by generally accepted accounting principles in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     No provision for federal income taxes has been made since we continue to qualify as a REIT under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, we have not been subject to federal income taxes on amounts distributed to stockholders, as we have distributed at least 95% of our REIT taxable income for taxable years before 2001 and have met certain other conditions. In 2001, and future taxable years, we are required to distribute at least 90% of our REIT taxable income.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

     Our revenues for the year ended December 31, 2000 totaled $275.8 million, an increase of $127.7 million over 1999 revenues. This increase is principally due to the inclusion of revenue from nursing home operations for assets owned and operated for our account recovered pursuant to foreclosure and settlements with troubled operators in 2000 and revenues associated with foreclosure assets that were previously classified as "assets held for sale" and reclassified to "owned and operated assets" during the third quarter of 2000. Excluding nursing home revenues of owned and operated assets, revenues were $100.2 million for the twelve-month period ended December 31, 2000, a decrease of $21.7 million from the comparable prior year period.

     Our rental income for the year ended December 31, 2000 totaled $67.3 million, a decrease of $9.1 million over 1999 rental income. The decrease is due to $8.7 million from reductions in lease revenue due to foreclosures, bankruptcies and restructurings, and $4.9 million from reduced investments caused by 1999 and 2000 asset sales. These decreases are offset by $2.4 million in additional revenue from 1999 investments held for a full year, $1.3 million relating to contractual increases in rents that became effective in 2000 as defined under the related agreements and $0.8 million from a mortgage that converted to a lease in 1999.

     Our mortgage interest income for the year ended December 31, 2000 totaled $24.1 million, decreasing $12.2 million over 1999 mortgage interest income. The decrease is due to $7.3 million from reductions due to foreclosures, bankruptcies and restructurings, $4.7 million from reduced investments caused by the payoffs of mortgages and $0.8 million reduction from a mortgage that converted to a lease in 1999. These decreases are offset by $0.5 million relating to contractual increases in interest income that became effective in 2000 as defined under the related agreements.

     Our nursing home revenues of owned and operated assets for the year ended December 31, 2000 totaled $175.6 million, increasing $149.3 million over 1999 nursing home revenues. The increase is due to the increased number of facilities classified as owned and operated assets in 2000 as a result of bankruptcies, foreclosures and restructurings.

     Our expenses for the year ended December 31, 2000 totaled $335.3 million, increasing approximately $217.4 million over expenses of $117.9 million for 1999.

     Our nursing home expenses for owned and operated assets increased to $179.0 million from $25.2 million in 1999 due to the increase in the number of nursing homes operated for our account.

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

     Our interest expense for the year ended December 31, 2000 was approximately $42.4 million, compared with $42.9 million for 1999. The decrease in 2000 is primarily due to lower average outstanding borrowings during the 2000 period, partially offset by higher average interest rates.

     Our general and administrative expenses for 2000 totaled $6.4 million as compared to $5.2 million for 1999, an increase of $1.2 million or 22.8%. The increase is due in part to the incremental administrative costs incurred in 2000 to manage the owned and operated assets, $0.5 million of non-cash compensation expense relating to the dividend equivalent rights granted to management, and increased consulting costs related to the foreclosure assets.

     Our legal expenses for 2000 totaled $2.5 million as compared to $0.4 million in 1999. The increase is largely attributable to legal costs associated with the operator bankruptcy filings and negotiations with our troubled operators.

     A provision for impairment of $61.7 million is included in expenses for 2000. This provision included $14.4 million for assets held for sale to reduce properties to fair value less cost to dispose, $43.0 million for facilities recovered from operators and now held as owned and operated assets to fair value, $1.9 million for other real estate assets and $2.4 million of goodwill which, due to the diminished value of the related real estate assets, our management has determined is impaired.

     We also recognized a provision for loss on mortgages and notes receivable of $15.3 million in 2000, adjusting the carrying value of mortgages and notes receivable to their net realizable value.

     We recognized a $4.7 million charge for severance payments in 2000. The charges are comprised of severance and consulting payments to our former Chief Executive Officer and former Chief Financial Officer.

     During 2000, we sold certain of our core and other assets realizing proceeds of $34.7 million, resulting in a gain of $10.0 million. During 1999, we completed asset sales yielding net proceeds of $18.2 million, realizing losses of $10.5 million.

     Our funds from operations for the year ended December 31, 2000 on a fully diluted basis totaled $19.2 million, a decrease of $52.6 million as compared to the $71.9 million for 1999 due to factors mentioned above. After adjusting for the non-recurring provision for loss on mortgages and notes receivable and severance and consulting costs, funds from operations for the year was $39.3 million, a decrease of $32.6 million from the year ended December 31, 1999. Funds from operations is net earnings available to common stockholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Diluted funds from operations is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C Preferred Stock and Subordinated Convertible Debentures and the exercise of in-the-money stock options. We consider funds from operations to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt and to make expenditures. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by generally accepted accounting principles in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     No provision for federal income taxes has been made since we continue to qualify as a REIT under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, we have not been subject to federal income taxes on amounts distributed to stockholders, as we have distributed at least 95% of our REIT taxable income for taxable years before 2001 and have met certain other conditions. In 2001, and future taxable years, we are required to distribute at least 90% of our REIT taxable income.

Portfolio Developments

     Mariner and Professional Healthcare Settlement. We have entered into a comprehensive settlement with Mariner Post-Acute Network, Inc. resolving all outstanding issues relating to our loan to Professional Healthcare Management Inc., a subsidiary of Mariner. Pursuant to the settlement, the Professional Healthcare loan is secured by a first mortgage on 12 skilled nursing facilities owned by Professional Healthcare with 1,679 operating beds. Professional Healthcare will remain obligated on the total outstanding loan balance as of January 18, 2000, the date Mariner filed for protection under Chapter 11 of the Bankruptcy Act, and paid us our accrued interest at a rate of approximately 11% for the period from the filing date until September 1, 2001. Monthly payments with interest at the rate of 11.57% per annum resumed October 1, 2001. The settlement agreement was approved by the United States Bankruptcy Court in Wilmington, Delaware on August 22, 2001, and became effective as of September 1, 2001.

     On February 1, 2001, four Michigan facilities, previously operated by Professional Healthcare and subject to our pre-petition mortgage, were transferred by Professional Healthcare to a new operator who paid for the facilities by execution of a promissory note that has been assigned to us. Professional Healthcare was given a $4.5 million credit on February 1, 2001 and an additional $3.5 million credit as of September 1, 2001, both against the Professional Healthcare loan balance in exchange for the assignment of the promissory note to us. The promissory note is secured by a first mortgage on the four facilities.

     Following the closing under the settlement agreement, the outstanding principal balance on the Professional Healthcare loan is approximately $59.7 million. The Professional Healthcare loan term will be ten years with Professional Healthcare having the option to extend for an additional ten years.

Professional Healthcare will also have the option to prepay the Professional Healthcare loan between February 1, 2005 and July 31, 2005.

     Other Operators. In Note 15 to our Form 10-K for the year ended December 31, 2000, we announced continuing discussions with several of our lessees to resolve payment issues, including Alterra Healthcare Corp. ("Alterra"), Lyric Healthcare LLC ("Lyric"), Alden Management Services, Inc. ("Alden") and TLC Healthcare, Inc. ("TLC").

     Alterra Healthcare Corp. made reduced payments of their monthly rent since March 2001. Monthly rent payments of $306,138 were not paid for March through June; $100,000 was paid in each of the July and August months; and $185,097 was paid each month from September through December. All shortfalls were funded from Alterra's security deposit. Accordingly, revenues were recognized on the full contractual rent of $306,138 per month. In February, 2002 we completed a renegotiated transaction with Alterra whereby we will take back two facilities in June 2002, and Alterra agreed to pay us a fee of approximately $0.7 million and monthly rent payments of $187,000 in 2002, increasing to $268,000 per month in 2003. The total gross investment in the properties leased to Alterra is $34.1 million, including $6.2 million for the two facilities that are to be taken back. We currently expect these two facilities to be leased to a new operator or marketed for sale.

     Integrated Health Services, Inc. ("IHS") filed for Chapter 11 bankruptcy protection in February 2000. With the exception of a small portion of prepetition interest (approximately $63,000), IHS paid its contractual mortgage interest from its bankruptcy filing in February 2000 until October 2001. In
November 2001, IHS informed us that it did not intend to pay future rent and mortgage interest due. In January, 2002, IHS resumed making payments to us. Revenue is being recorded as payments are received. We hold three mortgages on properties owned by IHS: a $37.5 million mortgage collateralized by seven facilities located in Florida and Texas; a $12 million mortgage collateralized by two facilities located in Georgia; and a $4.9 million mortgage collateralized by one facility located in Florida. Annual contractual interest income on each of the mortgages is approximately $3.96 million, $1.25 million and $0.55 million, respectively. We also have a lease with IHS for one property in the state of Washington, representing an investment of $10 million and annualized contractual revenue of $1.45 million. IHS rejected this lease on November 9, 2001.

     We are currently negotiating with IHS to reach a permanent restructuring agreement or to transition the facilities to a new operator or operators. Rent under the lease was paid through March, 15, 2002 under a stipulation agreement currently being negotiated. No payments were made on the October to December mortgage interest. Accordingly, no revenue was recorded for the mortgages for October to December. In 2002, revenue is being recorded as received. Current appraisals of the properties underlying the mortgage loans indicate collateral value in excess of the mortgage loan balances. Accordingly, we do not expect to record any reserves relative to these loans at this time.

     We entered into a forbearance agreement with Lyric Healthcare LLC through August 31, 2001, whereby we received $541,266 of the $860,000 monthly rent due under the Lyric leases through November 2001. On November 7, we were notified by Lyric that we would no longer be receiving payments. In January, 2002, Lyric resumed making payments to us. Revenue has been recorded as received. We will continue to record revenue in this manner until a resolution with Lyric is finalized. Discussions are continuing with Lyric to reach a permanent restructuring agreement or to transition the facilities to a new operator or operators. Our original investment in the ten facilities covered under the lease is $95.4 million, with annual contractual rent of $10.3 million.

     On March 30, 2001, we announced that affiliates of Alden Management, Inc. were delinquent in paying their lease and escrow payments on the four facilities they lease from us. During the month of April, Alden resumed regularly scheduled lease payments to us, and began making payments on a schedule designed to bring their past due amounts current by August 2001. Alden adhered to the schedule and is now current with their rental payments to us.

     In April 2001, we were informed by TLC Healthcare, Inc. that it could no longer meet its payroll and other operating obligations. We had leases and mortgages with TLC representing eight properties with 1,049 beds and an initial investment of $27.5 million. As a result of this action, one facility in Texas with an initial investment of $2.5 million was leased to a new operator, Lamar Healthcare, Inc. and four properties in Illinois, Indiana and Ohio, with an initial investment of $13.5 million, were taken back and placed under management agreements with Atrium Living Centers and Nexion Health Management, Inc. and are now operated for our own account and classified as Owned and Operated Assets. The remaining three properties, located in Texas, were closed and are being marketed for sale. These three facilities are classified as Assets Held for Sale and have been reduced to their fair value, less cost of disposal. Amounts due from TLC that were not collected were written off as bad debt expense during 2001.

     In several instances we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under Chapter 11 of the Bankruptcy Act.

Liquidity and Capital Resources

     At December 31, 2001, we had total assets of $890.8 million, stockholders' equity of $450.7 million, and long-term debt of $413.2 million, representing approximately 47.8% of total capitalization. In addition, as of December 31, 2001, we had an aggregate of $99.4 million of outstanding debt which matures in 2002, including $97.5 million of 6.95% Notes due June 2002.

 Modification of Bank Credit Agreements

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. As of the closing of the rights offering and the private placement to Explorer on February 21, 2002 these amendments became effective (See Note 19 - Subsequent Events to our audited Consolidated Financial Statements).

     As part of the amendment regarding our $75 million revolving credit facility we prepaid $10 million originally scheduled to mature in March 2002. This voluntary prepayment results in a permanent reduction in the total commitment, thereby reducing the credit facility to $65 million. The agreement regarding our $175 million revolving credit facility includes a one-year extension in maturity from December 31, 2002 to December 31, 2003, and a reduction in the total commitment from $175 million to $160 million. Amounts up to $150 million may be drawn upon to repay the maturing 6.95% Notes due in June 2002.

     Our $160 million secured revolving line of credit facility expires on December 31, 2003. Borrowings bear interest at 2.5% to 3.25% over LIBOR through December 31, 2002 and 3.00% to 3.25% over LIBOR after December 31, 2002, based on our leverage ratio. Borrowings of approximately $129 million are outstanding at December 31, 2001. Additionally, $13.4 million of letters of credit are outstanding against this credit facility at December 31, 2001. These letters of credit are collateral for certain long-term borrowings and Owned and Operated insurance programs. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 5.49% at December 31, 2001 and 10.00% at December 31, 1999. Cost for the letters of credit range from 2.5% to 3.25%, based on our leverage ratio. Real estate investments with a gross book value of approximately $227.9 million are pledged as collateral for this revolving line of credit facility at December 31, 2001. Some substitution of collateral under this facility was completed in 2002, bringing the total collateral to $239.8 million currently.

     Our $65 million line of credit facility expires on June 30, 2005. Borrowings under the facility bear interest at 2.5% to 3.75% over LIBOR, based on our leverage ratio and collateral assigned. Borrowings of approximately $64.7 million are outstanding at December 31, 2001. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 5.65% at December 31, 2001 and 9.77% at December 31, 2000. Real estate investments with a gross book value of approximately $94.9 million are pledged as collateral for this revolving line of credit facility at December 31, 2001. Additional collateral for this facility was added in 2002, bringing the total collateral currently to $117.1 million.

     We are required to meet certain financial covenants, including prescribed leverage and interest coverage ratios on our long-term borrowings. We are also required to fix a certain portion of our interest rate. We utilize interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations (See Note 8 - Financial Instruments to our audited Consolidated Financial Statements).

     Dividends. In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and
(ii) 90% of the net income (after tax), if any, from foreclosure property, minus
(B) the sum of certain items of noncash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.

     On February 1, 2001, we announced the suspension of all common and preferred dividends. This action is intended to preserve cash to facilitate our ability to obtain financing to fund the 2002 debt maturities. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain our REIT status for 2000.

     No common dividends were paid during 2001. Cash dividends paid totaled $1.00 per common share for 2000, compared with $2.80 per common share for the year ended December 31, 1999. The dividend payout ratio, that is the ratio of per common share amounts for dividends paid to the diluted per common share amounts of funds from operations, was approximately 238% for 2000 and 84.3% for 1999. Excluding the provision for loss on mortgages and notes receivable and severance and consulting agreement costs, the dividend payout ratio for 2000 was approximately 73.0%.

     On March 30, 2001, we exercised our option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated deferral fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which are convertible into 774,722 shares of our common stock at $6.25 per share. Such election resulted in an increase in the aggregate liquidation preference of Series C Preferred Stock as of April 2, 2001 to $104,842,000, including accrued dividends through that date. Dividends paid in stock to a specific class of stockholders, such as our payment of our Series C preferred stock in April 2001, constitute dividends eligible for the 2001 dividends paid deduction.

     The table below sets forth information regarding arrearages in payment of preferred stock dividends:

                                              Annual
                                           Dividend Per       Arrearage as of
       Title of Class                         Share          December 31, 2001
       --------------                      ------------      -----------------

9.25% Series A Cumulative
   Preferred Stock.....................      $ 2.3125           $ 5,318,750
8.625% Series B Cumulative
   Preferred Stock.....................      $ 2.1563             4,312,500
Series C Convertible Preferred Stock...      $10.0000            10,281,543
                                                                -----------
      Total............................                         $19,912,793
                                                                ===========


     Liquidity. In October, 2001 we announced a rights offering and private placement to Explorer. These transactions were completed in February, 2002, raising gross proceeds of $50 million. We expect to use the proceeds from the rights offering and private placement to repay outstanding indebtedness and for working capital and general corporate purposes.

     Management believes our liquidity and various sources of available capital, including funds from operations and expected proceeds from planned asset sales and refinancings, are adequate to finance operations, meet recurring debt service requirements including our 2002 debt maturities and fund future investments through the next 12 months. (See Note 19 - Subsequent Events to our audited Consolidated Financial Statements). From time to time, we explore alternative financing arrangements and opportunities and may continue to do so in the future.

Item 7A - Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowing to the extent possible.

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2001 was $396.4 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $4.1 million.

     We are subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. If we were unable to refinance our debt maturities on acceptable terms, we might be forced to dispose of properties on disadvantageous terms, which might result in losses to us and might adversely affect the cash available for distribution to stockholders, or to pursue dilutive equity financing. If interest rates or other factors at the time of the refinancing result in higher interest rates upon refinancing, our interest expense would increase, which might affect our ability to make distributions to our stockholders.

     We utilize interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 2001, we had two interest rate swaps with notional amounts of $32 million each, based on 30-day LIBOR. Under the first $32 million agreement, we receive payments when LIBOR interest rates exceed 6.35% and pay the counterparties when LIBOR rates are under 6.35%. The amounts exchanged are based on the notional amounts. Under the terms of the second agreement, we receive payments when LIBOR rates exceed 4.89% and pay the counterparties when LIBOR rates are under 4.89%. Both agreements mature in December, 2002. The combined fair value of the interest rate swaps at December 31, 2001 was a deficit of $2.17 million.


Item 8 -- Financial Statements and Supplementary Data

     The consolidated financial statements and report of independent auditors are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 is included in Note 17 to the financial statements which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9-- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10 -- Directors and Executive Officers of the Registrant

     The information regarding directors required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

For information regarding Executive Officers of our company, See Item 1 - Business - Executive Officers of our Company.

Item 11 -- Executive Compensation

     The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 -- Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

Item 14-- Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

    (a)(1) Listing of Consolidated Financial Statements

                                                                            Page
 Title of Document                                                  Number
 -----------------                                                 -------
 Report of Independent Auditors..................................    F-1
 Consolidated Balance Sheets as of December 31, 2001 and 2000....    F-2
 Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999..............................    F-3
 Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2001, 2000 and 1999........................    F-4
 Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999..............................    F-5
 Notes to Consolidated Financial Statements......................    F-6

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

     (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page I-1 of this report.

     (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the fourth quarter of 2001:

     Form 8-K dated October 30, 2001: Report with the following exhibits: Press release issued by Omega Healthcare Investors, Inc. on October 30, 2001.

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

     Schedule III -- Real Estate and Accumulated Depreciation

     Schedule IV -- Mortgage Loans on Real Estate

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Omega Healthcare Investors, Inc.

     We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedules listed in the Index under Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                               /s/ Ernst & Young LLP

Chicago, Illinois
March 15, 2002, except
for the eighth paragraph
of Note 19, as to which the
date is March 27, 2002.

                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                                      December 31,
                                                                                           2001                       2000
                                                                                           ----                       ----
                                     ASSETS
Real estate properties
   Land and buildings at cost...................................................        $ 684,848                  $ 710,542
   Less accumulated depreciation................................................         (100,038)                   (89,870)
                                                                                        ---------                  ---------
      Real estate properties--net...............................................          584,810                    620,672
   Mortgage notes receivable--net...............................................          195,193                    206,710
                                                                                        ---------                  ---------
                                                                                          780,003                    827,382
Other investments--net..........................................................           50,791                     53,242
                                                                                        ---------                  ---------
                                                                                          830,794                    880,624
Assets held for sale--net.......................................................            7,396                      4,013
                                                                                        ---------                  ---------
   Total Investments............................................................          838,190                    884,637
Cash and cash equivalents.......................................................           11,445                      7,172
Accounts receivable--net........................................................            4,565                     10,497
Other assets....................................................................            6,732                      9,338
Operating assets for owned properties...........................................           29,907                     36,807
                                                                                        ---------                  ---------
   Total Assets.................................................................        $ 890,839                  $ 948,451
                                                                                        =========                  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Revolving lines of credit....................................................        $ 193,689                  $ 185,641
   6.95% Unsecured Notes due 2002...............................................           97,526                    125,000
   6.95% Unsecured Notes due 2007...............................................          100,000                    100,000
   Other long-term borrowings...................................................           21,957                     24,161
   Subordinated convertible debentures..........................................               --                     16,590
   Accrued expenses and other liabilities.......................................           16,790                     18,002
   Operating liabilities for owned properties...................................           10,187                     14,744
                                                                                        ---------                  ---------
      Total Liabilities.........................................................          440,149                    484,138
                                                                                        ---------                  ---------
Stockholders' equity:
   Preferred Stock $1.00 par value; Authorized--10,000 shares:
      Issued and outstanding--2,300 shares Class A with an aggregate
        liquidation preference of $57,500.......................................           57,500                     57,500
      Issued and outstanding--2,000 shares Class B with an aggregate
        liquidation preference of $50,000.......................................           50,000                     50,000
      Issued and outstanding--1,048 shares Class C in 2001 and 1,000 shares
        Class C in 2000 with an aggregate liquidation preference of
        $104,842 in 2001 and $100,000 in 2000...................................          104,842                    100,000
   Common stock $.10 par value; Authorized--100,000 shares:
        Issued and outstanding--19,999 shares in 2001 and 20,038 shares in 2000.            2,000                      2,004
   Additional paid-in capital...................................................          438,071                    438,552
   Cumulative net earnings......................................................          165,891                    182,548
   Cumulative dividends paid....................................................         (365,654)                  (365,654)
   Unamortized restricted stock awards..........................................             (142)                      (607)
   Accumulated other comprehensive loss.........................................           (1,818)                       (30)
                                                                                        ---------                  ---------
      Total Stockholders' Equity................................................          450,690                    464,313
                                                                                        ---------                  ---------
      Total Liabilities and Stockholders' Equity................................        $ 890,839                  $ 948,451
                                                                                        =========                  =========

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                                                  Year Ended December 31,
                                                                                         2001            2000            1999
                                                                                         ----            ----            ----
Revenues
   Rental income................................................................      $ 61,189        $ 67,308        $ 76,389
   Mortgage interest income.....................................................        20,784          24,126          36,369
   Other investment income--net.................................................         4,845           6,594           6,814
   Nursing home revenues of owned and operated assets...........................       168,158         175,559          26,223
   Miscellaneous................................................................         2,642           2,206           2,334
                                                                                      --------        --------        --------
                                                                                       257,618         275,793         148,129
                                                                                      --------        --------        --------
Expenses
   Nursing home expenses of owned and operated assets...........................       176,185         178,975          25,173
   Depreciation and amortization................................................        22,066          23,265          24,211
   Interest.....................................................................        36,270          42,400          42,947
   General and administrative...................................................        10,383           6,425           5,231
   Legal........................................................................         4,347           2,467             386
   State taxes..................................................................           739             195             503
   Litigation settlement expense................................................        10,000              --              --
   Provision for impairment.....................................................         9,608          61,690          19,500
   Provision for uncollectable accounts.........................................           683              --              --
   Provision for loss on mortgages and notes receivable.........................            --          15,257              --
   Severance, moving and consulting agreement costs.............................         5,066           4,665              --
   Charges for derivative accounting............................................         1,317              --              --
                                                                                      --------        --------        --------
                                                                                       276,664         335,339         117,951
                                                                                      --------        --------        --------
(Loss) earnings before (loss) gain on assets sold and gain on early
   extinguishment of debt.......................................................       (19,046)        (59,546)         30,178
(Loss) gain on assets sold--net.................................................          (677)          9,989         (10,507)
                                                                                      --------        --------        --------
(Loss) earnings before gain on early extinguishment of debt.....................       (19,723)        (49,557)         19,671
Gain on early extinguishment of debt............................................         3,066              --              --
                                                                                      --------        --------        --------
Net (loss) earnings.............................................................       (16,657)        (49,557)         19,671
Preferred stock dividends.......................................................       (19,994)        (16,928)         (9,631)
                                                                                      --------        --------        --------
Net (loss) earnings available to common.........................................      $(36,651)       $(66,485)       $ 10,040
                                                                                      ========        ========        ========

(Loss) earnings per common share:
   Net (loss) earnings per share--basic.........................................      $  (1.83)       $  (3.32)       $   0.51
                                                                                      ========        ========        ========
   Net (loss) earnings per share--diluted.......................................      $  (1.83)       $  (3.32)           0.51
                                                                                      ========        ========        ========

(Loss) earnings per common share before gain on early extinguishment of debt:
   Net (loss) earnings per share--basic.........................................      $  (1.98)       $  (3.32)       $   0.51
                                                                                      ========        ========        ========
   Net (loss) earnings per share--diluted.......................................      $  (1.98)       $  (3.32)       $   0.51
                                                                                      ========        ========        ========

Dividends declared and paid per common share....................................      $     --        $   1.00        $   2.80
                                                                                      ========        ========        ========

Weighted Average Shares Outstanding, Basic......................................        20,038          20,052          19,877
                                                                                      ========        ========        ========
Weighted Average Shares Outstanding, Diluted....................................        20,038          20,052          19,877
                                                                                      ========        ========        ========

Components of other comprehensive (loss) income:
   Unrealized (loss) gain on Omega Worldwide, Inc...............................      $   (939)       $ (2,580)       $  1,789
                                                                                      ========        ========        ========
   Unrealized  loss on hedging contracts........................................      $   (849)       $     --        $     --
                                                                                      ========        ========        ========
Total comprehensive (loss) income...............................................      $(18,445)       $(52,137)       $ 21,460
                                                                                      ========        ========        ========

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                  Common Stock       Additional        Preferred       Cumulative
                                                                    Par Value     Paid-in Capital        Stock        Net Earnings
                                                                  ------------    ---------------      ---------      ------------
Balance at December 31, 1998 (20,057 shares)..................      $  2,006         $452,439           $107,500        $212,434
   Issuance of common stock:
      Grant of restricted stock (1 share at an average of
        $29.709 per share) and amortization of deferred stock
        compensation..........................................                            270
      Dividend Reinvestment Plan (113 shares).................            11            2,370
      Acquisition of real estate (8 shares)...................             1              301
      Payments on stock option loans from directors, officers
        and employees.........................................
      Shares purchased and retired (320 shares)...............           (30)          (8,076)
      Net earnings for 1999...................................                                                            19,671
      Common dividends paid ($2.80 per share).................
      Preferred dividends paid (Series A of $2.313 per share
        and Series B of $2.156 per share).....................
      Unrealized gain on Omega Worldwide, Inc.................
                                                                    ------------------------------------------------------------
Balance at December 31, 1999 (19,877 shares)..................         1,988          447,304            107,500         232,105
   Issuance of common stock:
      Grant of restricted stock (187 shares at an average of
        $6.378 per share) and amortization of deferred stock
        compensation..........................................            19            1,179
      Dividend Reinvestment Plan (74 shares)..................             7              487
      Shares surrendered for stock option loan cancellation
        (100 shares)..........................................           (10)            (579)
      Issuance of preferred stock.............................                         (9,839)           100,000
      Net loss for 2000.......................................                                                           (49,557)
      Common dividends paid ($1.000 per share)................
      Preferred dividends paid and/or declared (Series A of
        $2.313 per share, Series B of $2.156 per share and
        Series C of $0.25 per share)..........................
   Unrealized gain on Omega Worldwide, Inc....................
                                                                    ------------------------------------------------------------
Balance at December 31, 2000 (20,038 shares)..................         2,004          438,552            207,500         182,548
   Issuance of common stock:
      Grant of restricted stock (50 shares at an average of
        $2.320 per share) and amortization of deferred stock
        compensation..........................................             5              111
      Cancellation of restricted stock (52 shares)............            (5)            (325)
      Dividend Reinvestment Plan (10 shares)..................             1               28
      Grant of  stock as payment of director fees (37 shares
        at an average of $2.454 per share)....................             4               86
      Cancellation of stock held as collateral for note
        receivable (84 shares)................................            (9)            (336)
   Issuance of Series C preferred stock in lieu of November
        2000 dividends........................................                            (45)             4,842
   Net loss for 2001..........................................                                                           (16,657)
      Unrealized loss on Omega Worldwide, Inc.................
      Unrealized loss on hedging contracts....................
                                                                    ------------------------------------------------------------
Balance at December 31, 2001 (19,999 shares)..................      $  2,000         $438,071           $212,342        $165,891
                                                                    ============================================================

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                                    Unamortized         Stock      Accumulated Other
                                                                   Cumulative        Restricted        Option        Comprehensive
                                                                    Dividends       Stock Awards        Loans           Income
                                                                   ----------       ------------       ------      -----------------
Balance at December 31, 1998 (20,057 shares)..................      $(266,054)        $  (461)         $(2,863)        $   761
   Issuance of common stock:
      Grant of restricted stock (1 share at an average of
        $29.709 per share) and amortization of deferred stock
        compensation..........................................                            (65)
      Dividend Reinvestment Plan (113 shares).................
      Acquisition of real estate (8 shares)...................
      Payments on stock option loans from Directors, officers
        and employees.........................................                                              67
      Shares purchased and retired (320 shares)...............                                             297
      Net earnings for 1999...................................
      Common dividends paid ($2.80 per share).................        (55,655)
      Preferred dividends paid (Series A of $2.313 per share
        and Series B of $2.156 per share).....................         (9,632)
      Unrealized Gain on Omega Worldwide, Inc.................                                                           1,789
                                                                    ----------------------------------------------------------
Balance at December 31, 1999 (19,877 shares)..................       (331,341)           (526)          (2,499)          2,550
   Issuance of common stock:
      Grant of restricted stock (187 shares at an average of
        $6.378 per share) and amortization of deferred stock
        compensation..........................................                            (81)
      Dividend Reinvestment Plan (74 shares)..................
      Shares surrendered for stock option loan cancellation
        (100 shares)..........................................                                           2,499
      Issuance of preferred stock.............................
      Net loss for 2000.......................................
      Common dividends paid ($1.000 per share)................        (20,015)
      Preferred dividends paid and/or declared (Series A of
        $2.313 per share, Series B of $2.156 per share and
        Series C of $0.25 per share)..........................        (14,298)
   Unrealized Gain on Omega Worldwide, Inc....................                                                          (2,580)
                                                                    ----------------------------------------------------------
Balance at December 31, 2000 (20,038 shares)..................       (365,654)           (607)              --             (30)
   Issuance of common stock:
      Grant of restricted stock (50 shares at an average of
        $2.320 per share) and amortization of deferred stock
        compensation..........................................                            135
      Cancellation of restricted stock (52 shares)............                            330
      Dividend Reinvestment Plan (10 shares)..................
      Grant of  stock as payment of director fees (37 shares
        at an average of $2.454 per share)....................
      Cancellation of stock held as collateral for note
        receivable (84 shares)................................
   Issuance of Series C preferred stock in lieu of November
        2000 dividends........................................
   Net loss for 2001..........................................
      Unrealized loss on Omega Worldwide, Inc.................                                                            (939)
      Unrealized loss on hedging contracts....................                                                            (849)
                                                                    ----------------------------------------------------------
Balance at December 31, 2001 (19,999 shares)..................      $(365,654)        $  (142)         $    --         $(1,818)
                                                                    ==========================================================

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                               Year Ended December 31,
                                                                                       2001             2000             1999
                                                                                       ----             ----             ----
Operating activities
Net (loss) earnings.............................................................    $(16,657)        $(49,557)        $ 19,671
   Adjustment to reconcile net (loss) earnings to cash provided by operating activities:
     Depreciation and amortization..............................................      22,066           23,265           24,211
     Provision for impairment...................................................       9,608           61,690           19,500
     Provision for uncollectible accounts.......................................         683               --               --
     Provision for loss on notes and mortgages receivable.......................          --           15,257               --
     Loss (gain) on assets sold--net............................................         677           (9,989)          10,507
     Gain on early extinguishment of debt.......................................      (3,066)              --               --
     Charges for derivative accounting..........................................       1,317               --               --
     Other......................................................................       2,514            3,283            3,538
Net change in accounts receivable for Owned and Operated assets--net............       2,909          (20,442)          (9,588)
Net change in accounts payable for Owned and Operated assets....................      (3,820)           4,674            3,962
Net change in other Owned and Operated assets and liabilities...................       3,254           (8,709)           8,040
Net change in operating assets and liabilities..................................      (3,577)              20           (5,529)
                                                                                    ------------------------------------------
Net cash provided by operating activities.......................................      15,908           19,492           74,312

Cash flows from financing activities
Proceeds from revolving lines of credit--net....................................       8,048           19,041           43,600
Payments of long-term borrowings................................................     (46,268)        (122,418)          (1,078)
Receipts from Dividend Reinvestment Plan........................................          29              495            2,381
Dividends paid..................................................................          --          (29,646)         (65,287)
Proceeds from preferred stock offering..........................................          --          100,000               --
Deferred financing costs paid...................................................      (2,688)          (9,839)              --
Purchase of company common stock................................................          --               --           (8,106)
Other...........................................................................         (45)          (5,071)            (957)
                                                                                    ------------------------------------------
Net cash used in financing activities...........................................     (40,924)         (47,438)         (29,447)

Cash flow from investing activities
Acquisition of real estate......................................................          --               --          (79,844)
Placement of mortgage loans.....................................................          --               --          (22,987)
Proceeds from sale of real estate investments--net..............................       5,216           35,792           18,198
Capital improvements and funding of other investments--net......................          (2)          (6,815)         (14,714)
Collection of mortgage principal................................................      23,956            2,036           54,749
Other...........................................................................         119               --            1,961
                                                                                    ------------------------------------------
Net cash provided by (used in) investing activities.............................      29,289           31,013          (42,637)
                                                                                    ------------------------------------------

Increase in cash and cash equivalents...........................................       4,273            3,067            2,228
Cash and cash equivalents at beginning of year..................................       7,172            4,105            1,877
                                                                                    ------------------------------------------
Cash and cash equivalents at end of year........................................    $ 11,445         $  7,172         $  4,105
                                                                                    ==========================================

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Omega Healthcare Investors, Inc., a Maryland corporation, is a self-administered real estate investment trust ("REIT"). From the date that we commenced operations in 1992, we have invested primarily in long-term care facilities, which include nursing homes, assisted living facilities and rehabilitation hospitals. Our company currently has investments in 241 healthcare facilities located in the United States.

Consolidation

     The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. Due to changes in the market conditions affecting the long-term care industry, we have begun to operate a portfolio of our foreclosure assets for our own account until such time as these facilities' operations are stabilized and are re-leasable or saleable at lease rates or sales prices that maximize the value of these assets to us. As a result, these facilities and their respective operations are presented on a consolidated basis in our financial statements.

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

Owned and Operated Assets and Assets Held for Sale

     In the ordinary course of our business activities, we periodically evaluate investment opportunities and extend credit to customers. We also are regularly engaged in lease and loan extensions and modifications. Additionally, we monitor and manage our investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, we engage in various collection and foreclosure activities. When we acquire real estate pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and is recorded at the lower of cost or fair value. Such amounts are included in real estate properties on our Consolidated Balance Sheet. Operating assets and operating liabilities for the owned and operated properties are shown separately on the face of our Consolidated Balance Sheet and are detailed in Note 16--Segment Information.

     When a formal plan to sell real estate is adopted, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset.

Impairment of Assets

     Provisions for impairment losses related to long-lived assets are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying facilities. If the sum of the expected future cash flow, including sales proceeds, is less than carrying value, we then adjust the net carrying value of leased properties and other long-lived assets to the present value of expected future cash flows.

     The Financial Accounting Standards Board recently issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. We expect to adopt the new pronouncement effective January 1, 2002. This pronouncement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed. We do not expect the adoption of this pronouncement to have a material effect on our financial condition or results of operations.

Loan Impairment Policy

     When management identifies an indication of potential loan impairment, such as non-payment under the loan documents or impairment of the underlying collateral, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of that collateral.

Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Derivative Instruments

     Effective January 1, 2001, we adopted the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Accounts Receivable

     Accounts Receivable consist primarily of lease and mortgage interest payments. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items. A provision of $0.7 million was recorded in 2001. No other activity has occurred during the periods presented.

Accounts Receivable--Owned and Operated Assets

     Accounts Receivable from Owned and Operated Assets consist of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectable accounts and disputed items. A provision of $7.3 million and $1.0 million was recorded in 2001 and 2000, respectively.

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

Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings. Amortization of financing costs totaling $2.48 million, $1.93 million and $1.34 million in 2001, 2000 and 1999, respectively, is classified as interest expense in the Consolidated Statements of Operations.

Non-Compete Agreements and Goodwill

     Non-compete agreements and the excess of the purchase price over the value of tangible net assets acquired (i.e., goodwill) are amortized on a straight-line basis over periods ranging from five to ten years. Non-compete agreements, which had a cost of $4.98 million became fully amortized and were eliminated in 1999 by a charge to accumulated amortization. Due to the diminished value of the related real estate assets, management determined that the goodwill was entirely impaired and wrote off the balance of $2.36 million in 2000.

Revenue Recognition

     Rental income and mortgage interest income is recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index) as defined in the master leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection of amounts due become questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, lease revenues are recorded as received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

     Nursing home revenues from owned and operated assets (primarily Medicare, Medicaid and other third party insurance) are recognized as patient services are provided.

Federal and State Income Taxes

     As a qualified real estate investment trust, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. To the extent that we have foreclosure income from our owned and operated assets, we will incur federal tax at a rate of 35%. To date our owned and operated assets have generated losses, and therefore, no provision for federal income tax is necessary. The reported amounts of our assets as of December 31, 2001 are less than the tax basis of assets by approximately $12.1 million.

Stock Based Compensation

     Our company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

     Expense related to Dividend Equivalent Rights is recognized as dividends are declared, based on anticipated vesting.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

     Our company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the growth in cost of healthcare services. (See Note 5--Concentration of Risk).


NOTE 2--PROPERTIES

Leased Property

     Our leased real estate properties, represented by 135 long-term care facilities and 2 rehabilitation hospitals at December 31, 2001, are leased under provisions of master leases with initial terms ranging from 10 to 16 years, plus renewal options. Substantially all of the master leases provide for minimum annual rentals which are subject to annual increases based upon increases in the Consumer Price Index or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

     A summary of our investment in leased real estate properties is as follows:

                                                  December 31,
                                               2001          2000
                                               ----          ----
                                                 (In thousands)

Buildings.............................      $576,897      $553,183
Land..................................        27,880        26,758
                                            ----------------------
                                             604,777       579,941
Less accumulated depreciation.........       (91,391)      (72,190)
                                            ----------------------
   Total..............................      $513,386      $507,751
                                            ======================

     The future minimum contractual rentals for the remainder of the initial terms of the leases are as follows:

                                                  (In thousands)

2002..................................               $ 68,302
2003..................................                 67,794
2004..................................                 66,623
2005..................................                 66,036
2006..................................                 61,423
Thereafter............................                271,658
                                                     --------
                                                     $601,836
                                                     ========

Owned and Operated Property

     Our owned and operated real estate properties include 33 long-term care facilities at December 31, 2001, of which 21 are owned directly by us and 12 are subject to third-party leases. Impairment charges of $1.3 million and $41.3 million were taken on these assets during the years ended December 31, 2001 and 2000, respectively.

     A summary of our investment in the 21 and 57 owned and operated real estate properties at December 31, 2001 and 2000, respectively, is as follows:

                                                  December 31,
                                               2001          2000
                                               ----          ----
                                                 (In thousands)

Buildings.............................       $76,220       $124,452
Land..................................         3,851          6,149
                                             ----------------------
                                              80,071        130,601
Less accumulated depreciation.........        (8,647)       (17,680)
                                             ----------------------
   Total..............................       $71,424       $112,921
                                             ======================

     A summary of our investment in the 12 facilities subject to third-party leases at December 31, 2001 and 2000 is as follows:

                                                  December 31,
                                               2001          2000
                                               ----          ----
                                                 (In thousands)

Leasehold interest....................        $1,215        $1,771
Less accumulated amortization.........          (554)          (92)
                                              --------------------
   Total..............................        $  661        $1,679
                                              ====================

     Future minimum operating lease payments on the 12 facilities are as follows:

2002..................................            $ 4,404
2003..................................              4,404
2004..................................              3,421
2005..................................              2,283
2006..................................                862
                                                  -------
                                                  $15,374
                                                  =======

Assets Sold or Held For Sale

     Management initiated a plan to dispose of certain properties judged to have limited long-term potential and to re-deploy the proceeds. During 1999, we completed sales yielding net proceeds of $18.2 million, realizing losses of $10.5 million. In addition, management initiated a plan for additional asset sales to be completed in 2000. The additional assets identified as assets held for sale had a cost of $33.8 million, a net carrying amount of $28.6 million and annualized revenue of approximately $3.4 million. In 1999, we recorded a provision for impairment of $19.5 million to adjust the carrying value of assets held for sale to their fair value, less cost of disposal.

     During 2000, we recorded a $14.4 million provision for impairment related to assets held for sale and reclassified $24.3 million of assets held for sale to "owned and operated assets" as the timing and strategy for sale or, alternatively, re-leasing were revised in light of prevailing marketing conditions. During 2000, we realized disposition proceeds of $1.1 million on assets held for sale. Additionally, we received proceeds of $34.7 million from sales of certain core and other assets, resulting in a gain of $9.9 million.

     During 2001, we recorded a provision of $8.3 million for impairment of assets transferred to assets held for sale. We realized disposition proceeds of $1.4 million during 2001.

     Following is a summary of the impairment reserve:

Impairment Balance at December 31, 1998....................       $  6,800
Provision charged..........................................         19,500
Provision applied..........................................         (4,567)
                                                                  --------
Impairment Balance at December 31, 1999....................         21,733
Provision charged..........................................         14,415
Converted to Owned and Operated............................        (17,339)
Provision applied..........................................        (10,060)
                                                                  --------
Impairment Balance at December 31, 2000....................          8,749
Provision charged..........................................          8,344
Provision applied..........................................         (6,515)
                                                                  --------
Impairment Balance at December 31, 2001....................       $ 10,578
                                                                  ========


NOTE 3--MORTGAGE NOTES RECEIVABLE

     The following table summarizes the mortgage notes balances for the years ended December 31, 2001 and 2000:

                                               2001          2000
                                               ----          ----
                                                  (In thousands)

Gross mortgage notes--unimpaired.........    $194,030      $204,550
Gross mortgage notes--impaired...........       4,903         7,031
Reserve for uncollectable loans..........      (3,740)       (4,871)
                                             ----------------------
Net mortgage notes at December 31........    $195,193      $206,710
                                             ======================

     Mortgage notes receivable relate to 71 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in 11 states, operated by 15 independent healthcare operating companies.

     We monitor  compliance  with  mortgages and when  necessary  have initiated
collection,   foreclosure  and  other   proceedings   with  respect  to  certain
outstanding loans.

     During 2000, we determined that a certain mortgage loan was impaired and accordingly recorded an impairment provision of $4.9 million to reduce the carrying value of the mortgage loan to its net realizable value. The impaired mortgage was collateralized by three skilled nursing facilities, one of which was to be returned to us and included in a master lease with the same operator. The other two properties were to be sold, with the proceeds applied to the mortgage loan. The loan was written down to the sum of the value of the facility to be leased plus the estimated proceeds, net of cost to dispose, from the sale of the other two facilities. Income recognized on the mortgage was $0.75 million and $0.97 million for the years ended December 31, 2000 and 1999, respectively. No income was recognized after the mortgage loan was impaired.

     In 2001, the two facilities which were to be sold were instead given back to us and re-leased. Based on provisions of the new lease, $3.7 million of the original impairment provision was reversed. Additionally, we determined that another mortgage loan was impaired, and recorded an impairment provision of $3.7 million to reduce the carrying value of the mortgage loan to its net realizable value. Income recognized on the loan was $0.46 million, $0.55 million and $0.55 million in 2001, 2000, and 1999, respectively. No other activity has been reflected in such reserve during the three-year period ended December 31, 2001.

     The following are the three primary mortgage structures that we currently use:

     Convertible Participating Mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. Convertible Participating Mortgages afford us an option to convert the mortgage into direct ownership of the property, generally at a point six to nine years from inception; they are then subject to a leaseback to the operator for the balance of the original agreed term and for the original agreed participation in revenues or CPI adjustments. This allows us to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out our option at formula prices.

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

     The outstanding principal amount of mortgage notes receivable, net of allowances, are as follows:

                                                                                                     December 31,
                                                                                                  2001          2000
                                                                                                  ----          ----
                                                                                                    (In thousands)
Mortgage note due 2010; interest at 11.57% payable monthly..................................   $ 59,688       $     --
Participating mortgage note due 2007; interest at 16.00% payable monthly (excluding 1.0%
   deferred interest).......................................................................         --         58,800
Participating mortgage note due 2003; interest at 11.00% payable monthly....................     37,500         37,500
Mortgage notes due 2015; monthly payments of $189,004, including interest at 11.01%.........     15,689         16,199
Mortgage note due 2010; monthly payment of $124,826, including interest at 11.50%...........     12,778         12,805
Participating mortgage note due 2008; interest at 10.38% payable monthly....................     12,000         12,000
Mortgage note due 2006; monthly payment of $107,382, including interest at 11.50%...........     10,997         11,025
Mortgage note due 2004; interest at 7.62% payable monthly...................................     10,500             --
Participating mortgage note due 2016; monthly payments of $106,797, including interest at
   12.40%...................................................................................      8,855             --
Other mortgage notes........................................................................     17,840         19,527
Other convertible participating mortgage notes..............................................      7,346         15,287
Other participating mortgage notes..........................................................      2,000          6,521
Convertible participating mortgage note due 2001; monthly interest payments at 16.16%.......         --          8,932
Convertible participating mortgage note due 2016; monthly interest payments at 13.50%.......         --          8,114
                                                                                               -----------------------
      Total mortgages - net.................................................................   $195,193       $206,710
                                                                                               =======================

     Mortgage notes are shown net of allowances of $3.74 million and $4.87 million in 2001 and 2000, respectively.

     During 2001, we entered into a comprehensive settlement with Mariner Post-Acute Network, Inc. ("Mariner"), resolving all outstanding issues relating to our loan to Professional Healthcare Management, Inc. ("PHCM"), a subsidiary of Mariner. Pursuant to the settlement, the PHCM loan is secured by a first mortgage on 12 skilled nursing facilities owned by PHCM with 1,668 operating beds. PHCM will remain obligated on the total outstanding loan balance as of January 18, 2000, the date Mariner filed for protection under Chapter 11 of the Bankruptcy Act, and is to pay us accrued interest at a rate of approximately 11% for the period from the filing date until September 1, 2001. Monthly payments with interest at the rate of 11.57% per annum resumed October 1, 2001. The settlement agreement was approved by the United States Bankruptcy Court in Wilmington, Delaware on August 22, 2001, and became effective as of September 1, 2001.

     On February 1, 2001, four Michigan facilities, previously operated by PHCM and subject to our pre-petition mortgage, were transferred by PHCM to a new operator who paid for the facilities by execution of a promissory note that has been assigned to us. PHCM was given a $4.5 million credit on February 1, 2001 and an additional $3.5 million credit as of September 1, 2001, both against the PHCM loan balance in exchange for the assignment of the promissory note to us. The promissory note is secured by a first mortgage on the four facilities.

     Following the closing of the settlement agreement, the outstanding principal balance on the PHCM loan is approximately $59.7 million. The PHCM loan term is nine years, with PHCM having the option to extend for an additional eleven years. PHCM will also have the option to prepay the PHCM loan between February 1, 2005 and July 31, 2005.

     The estimated fair value of our mortgage loans at December 31, 2001 is approximately $203.2 million. Fair value is based on the estimates by management using rates currently prevailing for comparable loans.


NOTE 4--OTHER INVESTMENTS

     A summary of our other investments is as follows:

                                                                                         At December 31,
                                                                                       -------------------
                                                                                       2001           2000
                                                                                       ----           ----
Assets leased by United States Postal Service-net...............................     $22,294        $22,416
Notes Receivable................................................................      17,213         24,550
Allowance for loss on notes receivable..........................................      (2,935)        (8,995)
Equity Securities of Omega Worldwide Inc........................................       4,496          5,435
Equity Securities of Principal Healthcare Finance Limited.......................       1,615          1,615
Equity Securities of Principal Healthcare Finance Trust.........................       1,266          1,266
Other...........................................................................       6,842          6,955
                                                                                     ----------------------
   Total Other Investments......................................................     $50,791        $53,242
                                                                                     ======================


NOTE 5--CONCENTRATION OF RISK

     As of December 31, 2001, our portfolio of domestic investments consisted of 241 healthcare facilities, located in 28 states and operated by 35 third-party operators. Our gross investment in these facilities, before reserve for uncollectible loans, totaled $885.0 million at December 31, 2001, with 92% of our real estate investments related to long-term care facilities. This portfolio is made up of 135 long-term healthcare facilities and 2 rehabilitation hospitals owned and leased to third parties, fixed rate, participating and convertible participating mortgages on 71 long-term healthcare facilities and 21 long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for our own account. In addition, 12 facilities subject to third-party leasehold interests are included in Other Investments. We also hold miscellaneous investments and closed healthcare facilities held for sale of approximately $58.2 million at December 31, 2001, including $22.3 million related to two non-healthcare facilities leased by the United States Postal Service, a $7.4 million investment in Omega Worldwide, Inc., Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company and Principal Healthcare Finance Trust, an Australian Unit Trust, and $14.3 million of notes receivable, net of allowance.

     Approximately 72% of our real estate investments are operated by seven public companies, including Sun Healthcare Group, Inc. (24.7%), Integrated Health Services, Inc. (18.1%, including 10.8% as the manager for and 50% owner of Lyric Health Care LLC), Advocat, Inc. (12.2%), Mariner Post-Acute Network
(6.7%), Alterra Healthcare Corporation (3.9%), Kindred Healthcare, Inc. (formerly known as Vencor Operating, Inc.) (3.2%), and Genesis Health Ventures, Inc. (2.8%). Kindred and Genesis manage facilities for our own account, which are included in Owned and Operated Assets. The two largest private operators represent 3.5% and 2.5%, respectively, of investments. No other operator represents more than 2.5% of investments. The three states in which we have our highest concentration of investments are Florida (16.5%), California (7.5%) and Illinois (7.5%).

NOTE 6--LEASE AND MORTGAGE DEPOSITS

     Our company obtains liquidity deposits and letters of credit from most operators pursuant to its leases and mortgages. These generally represent the monthly rental and mortgage interest income for periods ranging from three to six months with respect to certain of its investments. The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. At December 31, 2001, we held $2.9 million in such liquidity deposits and $6.7 million in letters of credit. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.


NOTE 7--BORROWING ARRANGEMENTS

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. As of the closing of the rights offering and the private placement to Explorer Holdings, L.P. ("Explorer") on February 21, 2002 these amendments became effective (See Note 19 - Subsequent Events).

     As part of the amendment regarding our $75.0 million revolving credit facility, we prepaid $10.0 million originally scheduled to mature in March 2002. This voluntary prepayment results in a permanent reduction in the total commitment, thereby reducing the credit facility to $65.0 million. The agreement regarding our $175.0 million revolving credit facility includes a one-year extension in maturity from December 31, 2002 to December 31, 2003, and a reduction in the total commitment from $175.0 million to $160.0 million. Amounts up to $150.0 million may be drawn upon to repay the maturing 6.95% Notes due in June 2002.

     Our $160.0 million secured revolving line of credit facility expires on December 31, 2003. Borrowings bear interest at 2.5% to 3.25% over LIBOR through December 31, 2002 and 3.00% to 3.25% over LIBOR after December 31, 2002, based on our leverage ratio. Borrowings of approximately $129.0 million are outstanding at December 31, 2001. Additionally, $13.4 million of letters of credit are outstanding against this credit facility at December 31, 2001. These letters of credit are collateral for certain long-term borrowings and Owned and Operated insurance programs. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 5.49% at December 31, 2001 and 10.00% at December 31, 1999. Cost for the letters of credit range from 2.5% to 3.25%, based on our leverage ratio. Real estate investments with a gross book value of approximately $227.9 million are pledged as collateral for this revolving line of credit facility at December 31, 2001. Some substitution of collateral under this facility was completed in 2002, bringing the total collateral to $239.8 million currently.

     Our $65.0 million line of credit facility expires on June 30, 2005. Borrowings under the facility bear interest at 2.5% to 3.75% over LIBOR, based on our leverage ratio and collateral assigned. Borrowings of approximately $64.7 million are outstanding at December 31, 2001. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 5.65% at December 31, 2001 and 9.77% at December 31, 2000. Real estate investments with a gross book value of approximately $94.9 million are pledged as collateral for this revolving line of credit facility at December 31, 2001. Additional collateral for this facility was added in 2002, bringing the total collateral currently to $117.1 million.

     Our company is required to meet certain financial covenants, including prescribed leverage and interest coverage ratios on its long-term borrowings. We are also required to fix a certain portion of our interest rate. We utilize interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations (See Note 8 - Financial Instruments).

     The following is a summary of our long-term borrowings:

                                                             December 31,
                                                          2001          2000
                                                          ----          ----
                                                            (In thousands)
Unsecured borrowings:
   6.95% Notes due June 2002........................    $ 97,526      $125,000
   6.95% Notes due August 2007......................     100,000       100,000
   Subordinated Convertible Debentures due 2001.....          --        16,590
   Other long-term borrowings.......................       4,160         4,455
                                                        ----------------------
                                                         201,686       246,045
                                                        ----------------------
Secured borrowings:
   Revolving lines of credit........................     193,689       185,641
   Industrial Development Revenue Bonds.............       8,130         8,375
   Mortgage notes payable to banks..................       4,464         6,112
   HUD loans........................................       5,203         5,219
                                                        ----------------------
                                                         211,486       205,347
                                                        ----------------------
                                                        $413,172      $451,392
                                                        ======================

     During 2001, we repurchased $27.5 million of our 6.95% Notes due June 2002, resulting in a gain on early extinguishment of debt of $3.1 million.

     The Subordinated Convertible Debentures ("Debentures") were convertible at any time into shares of Common Stock at a conversion price of $26.962 per share. The Debentures were unsecured obligations of our company and were subordinate in right and payment to our senior unsecured indebtedness. The balance of the Debentures was repaid in full on February 1, 2001 principally utilizing borrowings under our revolving lines of credit.

     On July 15, 2000, we repaid $81.4 million of 10.0% and 7.4% Unsecured Notes issued in 1995. The effective interest rate for the unsecured notes was 8.8%, with interest-only payments due semi-annually through July 2000.

     Real estate investments with a gross book value of approximately $362.0 million are pledged as collateral for outstanding secured borrowings at December 31, 2001, including $322.8 million for our revolving lines of credit and $39.2 million for other long-term borrowings. Long-term secured borrowings are payable in aggregate monthly installments of approximately $0.28 million, including interest at rates ranging from 7.0% to 10.0%.

     Assuming none of our borrowing arrangements are refinanced, converted or prepaid prior to maturity, required principal payments for each of the five years following December 31, 2001 and the aggregate due thereafter are set forth below:

              2002...........................      $ 99,403
              2003...........................       131,026
              2004...........................         2,176
              2005...........................        65,739
              2006...........................           805
              Thereafter.....................       114,023
                                                   --------
                                                   $413,172
                                                   ========

     The estimated fair values of our long-term borrowings is approximately $396.4 million at December 31, 2001 and $415.0 million at December 31, 2000. Fair values are based on the estimates by management using rates currently prevailing for comparable loans.


NOTE 8--FINANCIAL INSTRUMENTS

     At December 31, 2001 and 2000, the carrying amounts and fair values of our financial instruments are as follows:

                                                                                             2001                       2000
                                                                                             ----                       ----
                                                                                   Carrying          Fair      Carrying         Fair
                                                                                     Amount         Value        Amount        Value
                                                                                   -------------------------------------------------
Assets:
   Cash and cash equivalents....................................................   $ 11,445      $ 11,445      $  7,172     $  7,172
   Mortgage notes receivable - net..............................................    195,193       203,181       206,710      230,590
   Other investments............................................................     50,791        51,300        53,242       53,675
                                                                                   -------------------------------------------------
      Totals....................................................................   $257,429      $265,926      $267,124      291,437
                                                                                   =================================================
Liabilities:
   Revolving lines of credit....................................................   $193,689      $193,689      $185,641     $185,641
   6.95% Notes..................................................................    197,526       181,936       225,000      190,177
   Subordinated Convertible Debentures..........................................         --            --        16,590       17,101
   Other long-term borrowings...................................................     21,957        20,787        24,161       22,121
   Derivative instruments.......................................................      2,166         2,166            --           --
                                                                                   -------------------------------------------------
      Totals....................................................................   $415,338      $398,578      $451,392     $415,040
                                                                                   =================================================

     Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (See Note 1--Risks and Uncertainties). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

     We utilize interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 2000. We adopted the new Statement effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     At December 31, 2001, we had two interest rate swaps with notional amounts of $32.0 million each, based on 30-day LIBOR. Under the terms of the first agreement, which expires in December 2002, we receive payments when LIBOR exceeds 6.35% and pay the counterparty when LIBOR is less than 6.35%. At December 31, 2001, 30-day LIBOR was 1.88%. This interest rate swap was extended to December 2002 at the option of the counterparty and therefore does not qualify for hedge accounting under FASB No. 133. The fair value of this swap at January 1, and December 31, 2001 was a liability of $351,344 and $1,316,566, respectively. The liability at January 1 was recorded as a transition adjustment in other comprehensive income and was recognized over the initial term of the swap ending December 31, 2001. Such amortization for the twelve-month period ended December 31, 2001 of $351,344, together with the change in fair value of the extended swap of $965,222, is included in charges for derivative accounting in the our Consolidated Statement of Operations.

     Under the second agreement, which expires December 31, 2002, we receive payments when LIBOR exceeds 4.89% and pay the counterparty when LIBOR is less than 4.89%. The fair value of this interest rate swap at December 31, 2001 was a liability of $849,122, which is included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in our Consolidated Balance Sheet at December 31, 2001.

NOTE 9--RETIREMENT ARRANGEMENTS

     Our company has a 401(k) Profit Sharing Plan covering all eligible employees. Under the Plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

     The Deferred Compensation Plan is an unfunded plan under which we may award units that result in participation in the dividends and future growth in the value of our common stock. The total number of units permitted by the plan is 200,000, of which 90,850 units have been awarded and 9,250 are outstanding at December 31, 2001. Units awarded to eligible participants vest over a period of five years based on the participant's initial service date.

     Provisions   charged  to  operations  with  respect  to  these   retirement
arrangements  totaled  $33,500,  $181,000 and  $123,000 in 2001,  2000 and 1999,
respectively.


NOTE 10--STOCKHOLDERS' EQUITY AND STOCK OPTIONS

Series C Preferred Stock

     On July 14, 2000, Explorer Holdings, L.P., an affiliate of Hampstead Investment Partners III, L.P. ("Hampstead"), a private equity investor, completed an investment (the "Equity Investment") of $100.0 million in our company in exchange for 1,000,000 shares of our Series C Preferred Stock. We used a portion of the proceeds from the Equity Investment to repay $81 million of maturing debt on July 17, 2000.

     Shares of the Series C Preferred Stock are convertible into common stock at any time by the holder at an initial conversion price of $6.25 per share of common stock. The shares of Series C Preferred Stock are entitled to receive dividends at the greater of 10% per annum or the dividend payable on shares of common stock, with the Series C Preferred Stock participating on an "as converted" basis. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and are payable quarterly commencing on November 15, 2000.

     The Series C Preferred Stock votes (on an "as converted" basis) together with our common stock on all matters submitted to stockholders. If dividends on the Series C Preferred Stock are in arrears for four quarters, the holders of the Series C Preferred Stock, voting separately as a class (and together with the holder of Series A and Series B preferred if and when dividends on such series are in arrears for six or more quarters and special class voting rights are in effect with respect to the Series A and Series B preferred), will be entitled to elect directors who, together with the other directors designated by the holders of Series C Preferred Stock, would constitute a majority of our Board of Directors. The general terms of the Equity Investment are set forth in the Investment Agreement.

     By letter dated January 31, 2001, Explorer waived its right to elect additional directors resulting from dividend arrearages through December 31, 2002 provided that the dividends on any shares of Series C Preferred Stock would not be in arrears for six or more dividend periods from January 31, 2001 through and including December 31, 2002.

     In connection with Explorer's Equity Investment, we entered into a Stockholders' Agreement with Explorer dated July 14, 2000 (the "Stockholders' Agreement") pursuant to which Explorer was entitled to designate up to four members of our Board of Directors depending on the percentage of total voting securities (consisting of Common Stock and Series C Preferred Stock) acquired from time to time by Explorer pursuant to the documentation entered into by Explorer in connection with the Equity Investment. Explorer is entitled to designate at least one director of our Board of Directors as long as it owns at least five percent (5%) of the total voting power of our company and to approve one "independent director" as long as it owns at least twenty-five percent (25%) of the shares it acquired at the time it completed the Equity Investment (or Common Stock issued upon the conversion of the Series C Preferred Stock acquired by Explorer at such time). Explorer's director designations terminate upon the tenth anniversary of the Stockholders' Agreement.

     We agreed to indemnify Explorer, its affiliates and the individuals that will serve as directors of our company against any losses and expenses that may be incurred as a result of the assertion of certain claims, provided that the conduct of the indemnified parties meets certain required standards. In addition, we agreed to pay Explorer an advisory fee of up to $3.1 million for Explorer's assistance in connection with financing matters. We will also reimburse Explorer for Explorer's out-of-pocket expenses, up to a maximum of $2.5 million, incurred in connection with the Equity Investment. As of December 31, 2001, we have reimbursed Explorer approximately $1.57 million of such expenses.

     The terms of the Stockholders' Agreement and the Series C Preferred Stock were amended in connection with Explorer's February 2002 investment in our company (See Note 19 -- Subsequent Events).

Series A and Series B Cumulative Preferred Stock

     On April 28, 1998, we received gross proceeds of $50.0 million from the issuance of 2 million shares of 8.625% Series B Cumulative Preferred Stock
("Series B Preferred Stock") at $25 per share. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly commencing on August 15, 1998. On April 7, 1997, we received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly. At December 31, 2001, the aggregate liquidation preference of Series A and Series B preferred stock issued is $107.5 million.

Stockholder Rights Plan

     On May 12, 1999, our Board of Directors authorized the adoption of a stockholder rights plan. The plan is designed to require a person or group seeking to gain control of our company to offer a fair price to all our stockholders. The rights plan will not interfere with any merger, acquisition or business combination that our Board of Directors finds is in the best interest of our company and its stockholders.

     In connection with the adoption of the rights plan, the Board of Directors declared a dividend distribution of one right for each common share outstanding on May 24, 1999. The rights will not become exercisable unless a person acquires 10% or more of our common stock, or begins a tender offer that would result in the person owning 10% or more of our common stock. At that time, each right would entitle each stockholder other than the person who triggered the rights plan to purchase either our common stock or stock of an acquiring entity at a discount to the then market price. The plan was not adopted in response to any specific attempt to acquire control of our company.

     We amended our Stockholders' Rights Plan in 2000 to exempt Explorer and any of its transferees that become parties to the standstill as Acquiring Persons under such plan. In October, 2001, we further amended our Stockholders' Rights Plan to exempt Explorer and its affiliates and transferees generally.

February 2002 Rights Offering and Concurrent Private Placement

     On October 30, 2001, we announced a plan to raise $50.0 million in new equity capital from our current stockholders, in the form of a private placement with Explorer and a rights offering to our common stockholders. The private placement and rights offering were completed in February, 2002 (See Note 19 - Subsequent Events).

Stock Options and Stock Purchase Assistance Plan

     In January 1998, our company adopted a stock purchase assistance plan, whereby we extended credit to directors and employees to purchase our company's common stock through the exercise of stock options. During 2000, we terminated this borrowing program and forgave the outstanding stock option loans in exchange for the surrender of the underlying stock certificates and payment of all outstanding interest on the loans. We recorded a charge of $1.9 million related to these loans, which is included in the provision for loss on mortgages and notes receivable in our Consolidated Statements of Operations for 2000.

     Under the terms of the 2000 Stock Incentive Plan ("Incentive Plan"), we reserved 3,500,000 shares of common stock for grants to be issued during a period of up to 10 years. Options are exercisable at the market price at the date of grant, expire five years after date of grant for over 10% owners and 10 years from the date of grant for less than 10% owners. Directors' shares vest over three years while other grants vest over five years or as defined in an employee's contract. Directors, officers and employees are eligible to participate in the Incentive Plan. Options for 2,579,120 shares have been granted to 24 eligible participants. Additionally, 309,580 shares of restricted stock have been granted under the provisions of the Incentive Plan. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of stockholders' equity. Unearned compensation is amortized to expense generally over the vesting period, with charges to operations of $0.37 million, $0.54 million and $0.64 million in 2001, 2000 and 1999, respectively.

     During 2000, 1,040,000 Dividend Equivalent Rights were granted to eligible employees. A Dividend Equivalent Right entitles the participant to receive payments from us in an amount determined by reference to any cash dividends paid on a specified number of shares of stock to our stockholders of record during the period such rights are effective. We recorded $9,000 and $502,500 of expense related to the Dividend Equivalent Rights in 2001 and 2000, respectively. During 2001, payments of $502,500 were made in settlement of Dividend Equivalent Rights in connection with cancellation of options on 1,005,000 shares.

     At December 31, 2001, options currently exercisable (96,724) have a weighted-average exercise price of $15.88, with exercise prices ranging from $5.69 to $37.20. There are 611,300 shares available for future grants as of December 31, 2001.

     The following is a summary of activity under the plan.

                                                                                                  Stock Options
                                                                                ----------------------------------------------------
                                                                                  Number of          Exercise Price       Weighted-
                                                                                    Shares                                 Average
                                                                                                                            Price
                                                                                ----------------------------------------------------
Outstanding at December 31, 1998............................................        575,927         $19.866 - $37.205      $31.144
   Granted during 1999......................................................        101,500          15.250 -  30.188       27.483
   Canceled.................................................................       (312,164)         28.938 -  36.676       33.099
                                                                                ----------------------------------------------------

Outstanding at December 31, 1999............................................        365,263          15.250 -  37.205       28.542
   Granted during 2000......................................................      1,109,500           5.688 -   7.750        6.268
   Canceled.................................................................       (307,699)          6.125 -  37.205       28.885
                                                                                ----------------------------------------------------

Outstanding at December 31, 2000............................................      1,167,064           5.688 -  37.205        7.276


   Granted during 2001......................................................      2,245,000           2.150 -   3.813        2.780
   Canceled.................................................................     (1,012,833)           6.25 -  36.617        4.798
                                                                                ----------------------------------------------------

Outstanding at December 31, 2001............................................      2,399,231         $ 2.150 - $37.205       $3.413
                                                                                ====================================================

     During 1999, we offered holders of options the opportunity to accelerate the expiration date of options in consideration of a cash payment. Twenty-two employees who were holders of options for 431,830 shares accepted the offer and were paid a total of $38,000. Options for 157,000 shares granted in 1999 and canceled in 1999 under this arrangement are excluded from the above table for 1999 and from the calculation for the weighted-average fair value of options granted in 1999.

     In 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard prescribes a fair value-based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. Based on our company's option activity, net earnings would have increased in 2001, 2000 and 1999 by approximately $16,000, $1,064,000 and $618,000, respectively. Net earnings per basic and diluted common share on a pro forma basis would have been unchanged in 2001, and would have increased in 2000 and 1999 by approximately $.06 and $.03, respectively, under SFAS No. 123. The estimated weighted-average fair value of options granted in 2001, 2000 and 1999 was $998,000, $407,000 and $168,000, respectively. In determining the estimated fair value of our stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions: risk-free interest rates of 2.5% in 2001, 5.2% in 2000 and 6.5% in 1999; a dividend yield of 5% in 2001, 10% in 2000 and 1999; volatility factors of the expected market price of our common stock based on 30% volatility in 2001 and 2000, and 22.7% in 1999; and a weighted-average expected life of the options of 4.0 years in 2001 and 8.0 years for 2000 and 1999.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 11--RELATED PARTY TRANSACTIONS

Explorer Holdings, L.P.

     Hampstead, through its affiliate Explorer, indirectly owned 1,048,722 shares of Series C preferred stock and 553,850 shares of our common stock, representing 47.1% of our outstanding voting power as of December 31, 2001. Daniel A. Decker, our Chairman of the Board, is a partner of Hampstead. Donald
J. McNamara, the Chairman of Hampstead, is one of our directors. Christopher W. Mahowald is one of our directors and holds an equity investment in Explorer. Additional common equity was issued to Explorer pursuant to a private placement in February, 2002. (See Note 19 - Subsequent Events).

     Series C Investment Agreement. Under the terms of an investment agreement dated May 11, 2000 between us and Explorer in connection with Explorer's purchase of Series C preferred stock, we agreed to reimburse Explorer for its out-of-pocket expenses, up to a maximum amount of $2.5 million, incurred in connection with the Series C investment. As of December 31, 2001, we have reimbursed Explorer for approximately $1.57 million of these expenses.

     Advisory Agreement. Under the terms of an amended and restated advisory agreement dated October 4, 2000 between us and Hampstead, we have agreed to pay Explorer an advisory fee if Hampstead provides assistance to us in connection with the evaluation of growth opportunities or other financing matters. On June 1, 2001, in connection with Hampstead's agreement to provide certain specified financial advisory, consulting and operational services, including but not limited to assistance in our efforts to refinance, repay or extend certain indebtedness and assist in efforts to manage our capitalization and liquidity, we agreed to pay Hampstead a fee equal to 1% of the aggregate amount of our indebtedness that is refinanced, repaid or extended, based on the maximum amount available to be drawn in the case of revolving credit facilities, up to a maximum fee of $3.1 million. The advisory fee is payable five business days following the completion of the refinancing, repayment or extension of any of our indebtedness, but as amended no fee will be payable prior to December 31, 2001. Upon the closing of the rights offering and Explorer's investment, Hampstead will have fulfilled all of its obligations under the agreement, but the advisory fee will only be payable at such time as all of the conditions to payment of the advisory fee contained in the advisory agreement are met.

     Direct Expenses. In addition to the Series C investment costs and the Advisory Fee costs of $3.1 million, we agreed to reimburse Explorer for Explorer's direct expenses. As of December 31, 2001, we have reimbursed Explorer for approximately $0.54 million of such direct expenses.

     Dividend and Governance Right Deferral. We and Explorer entered into a dividend deferral letter agreement dated November 15, 2000 relating to the extension of the dividend payment payable in connection with our Series C preferred stock for the dividend period ended October 31, 2000. The deferral period expired on April 2, 2001. The amount of the deferred dividend payment is $4.667 million representing the total unpaid preferential cumulative dividend for the October 2000 dividend. In exchange for the deferral, we also agreed to pay Explorer a fee equal to 10% of the daily unpaid principal balance of the unpaid dividend amount from November 15, 2000 until the dividend was paid. Under certain circumstances, the portion of the unpaid dividend amount and fee which is not paid in cash may be payable with additional shares of Series C preferred stock. Shares of Series C preferred stock issued pursuant to this agreement are valued at $100 per share, the stated per share liquidation preference, and are convertible into our common stock at $6.25 per share. In consideration of the payment of the deferral fee, Explorer agreed that the deferral of the subject dividend would not be considered an unpaid dividend and, as a result, the October 31, 2000 dividend period will not be included in the determination of when Explorer's right to elect additional directors will vest.

     By letter dated January 31, 2001, Explorer waived its right to elect additional preferred stock directors through December 31, 2002 provided that the dividends on any shares of Series C preferred stock would not be in arrears for six or more dividend periods from January 31, 2001 through and including December 31, 2002.

     In full payment of our obligations under the dividend deferral letter agreement, we issued 48,420 shares of Series C preferred stock to Explorer on April 2, 2001.

Omega Worldwide

     In 1995, we sponsored the organization of Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom. In November 1997, we formed Omega Worldwide, Inc. ("Omega Worldwide"), a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. On April 2, 1998, we contributed substantially all of our Principal assets to Omega Worldwide in exchange for approximately 8.5 million shares of Omega Worldwide common stock and 260,000 shares of Series B preferred stock of which approximately 5.2 million shares were distributed on April 2, 1998 to our stockholders and 2.3 million shares were sold by us on April 3, 1998. In April 1999, in conjunction with an acquisition by Omega Worldwide, we acquired an interest in Principal Healthcare Finance Trust ("the Trust"), an Australian Unit Trust, which owns 47 nursing home facilities and 399 assisted living units in Australia and New Zealand.

     As of December 31, 2001, we hold 1,163,000 shares of Omega Worldwide common stock and 260,000 shares of its preferred stock. The carrying value of our investment in Omega Worldwide is $4.5 million, including the market value of its common stock and liquidation preference in its preferred stock. We also hold a $1.6 million investment in Principal, represented by 990,000 ordinary shares of Principal, and a $1.3 million investment in the Trust.

     Fleet Credit Guaranty. We guaranteed repayment of borrowings of Omega Worldwide, pursuant to a revolving credit facility with a bank group, of which Fleet Bank, N.A. acts as agent in exchange for an initial 1% fee and an annual facility fee of 0.25%. At December 31, 2000, borrowings of $2.85 million were outstanding under Omega Worldwide's revolving credit facility. Omega Worldwide's credit agreement required scheduled payments to be made until fully repaid in June 2001. Under this agreement, no further borrowings may be made by Omega Worldwide under its revolving credit facility. We were required to provide collateral in the amount of up to $8.8 million related to the guarantee of Omega Worldwide's obligations. Upon repayment by Omega Worldwide of the remaining outstanding balance under its revolving credit facility, the subject collateral was released in connection with the termination of our guarantee.

     Opportunity Agreement. We and Omega Worldwide have entered into an opportunity agreement to provide each other with rights to participate in transactions and make investments. The opportunity agreement provides that each company will offer the other a right of first refusal to participate in transactions or investments of which it becomes aware. In addition, both companies agree to jointly pursue certain transactions and investments upon the request of either company. The terms upon which each of us elect to participate in any transaction or investment will be negotiated in good faith and must be mutually acceptable to our respective boards of directors, with the affirmative votes of the independent directors of each of the boards of directors. The opportunity agreement has a term of ten years and automatically renews for successive five-year terms, unless terminated.

     Services Agreement. We and Omega Worldwide have entered into a services agreement which provides for the allocation of indirect costs incurred by us to Omega Worldwide. The allocation of indirect costs has been based on the relationship of assets under our management to the combined total of those assets and assets under Omega Worldwide's management. Upon expiration of this agreement on June 30, 2000, we entered into a new agreement requiring quarterly payments from Omega Worldwide of $37,500 for the use of offices and administrative and financial services provided by us. Upon the reduction of our accounting staff, the service agreement was renegotiated again on November 1, 2000 requiring quarterly payments from Omega Worldwide of $32,500. Costs allocated to Omega Worldwide for 2001, 2000 and 1999 were $130,000, $404,000 and $754,000 respectively. The former services agreement has expired and Omega Worldwide is paying monthly invoices for services rendered.

Other

     On December 30, 1998, we made a $6.0 million loan to Oakwood Living Centers of Massachusetts, Inc., an affiliate of Oakwood Living Centers, Inc., of which James E. Eden, a former director of our company, also is Chairman and Chief Executive Officer. The loan bears interest at 14% per annum and is secured by a first mortgage lien on accounts receivable and a second mortgage lien on six skilled nursing facilities located in Massachusetts.

NOTE 12--DIVIDENDS

     In order to qualify as a REIT,  we are  required  to  distribute  dividends
(other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.

     On February 1, 2001, we announced the suspension of all common and preferred dividends. This action is intended to preserve cash to facilitate our ability to obtain financing to fund the 2002 debt maturities. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain our REIT status for 2000.

     On March 30, 2001, we exercised our option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated deferral fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which are convertible into 774,722 shares of our common stock at $6.25 per share. Such election resulted in an increase in the aggregate liquidation preference of Series C Preferred Stock as of April 2, 2001 to $104,842,000, including accrued dividends through that date. Dividends paid in stock to a specific class of stockholders, such as our payment of our Series C preferred stock in April 2001, constitute dividends eligible for the 2001 dividends paid deduction.

     The table below sets forth information regarding arrearages in payment of preferred stock dividends:

                                              Annual
                                           Dividend Per       Arrearage as of
        Title of Class                        Share          December 31, 2001
        --------------                     ------------      -----------------
9.25% Series A Cumulative
  Preferred Stock......................     $ 2.3125            $ 5,318,750
8.625% Series B Cumulative
  Preferred Stock......................     $ 2.1563              4,312,500
Series C Convertible
  Preferred Stock......................     $10.0000             10,281,543
                                                                -----------
      Total............................                         $19,912,793
                                                                ===========


Per share distributions by the Company were characterized in the following manner for income tax purposes:

                                              2001       2000       1999
                                              ----       ----       ----
Common
------
Ordinary income........................     $   --     $   --     $2.100
Return of capital......................         --      1.000      0.700
Long-term capital gain.................         --         --         --
                                            ----------------------------
   Total dividends paid................     $   --     $1.000     $2.800
                                            ============================

Series A Preferred
------------------
Ordinary income........................     $   --     $2.313     $2.313
                                            ============================

Series B Preferred
------------------
Ordinary income........................     $   --     $2.156     $2.156
                                            ============================

Series C Preferred Non-Cash (1)
-------------------------------
Return of capital......................     $4.842     $   --     $   --
                                            ============================

(1) Per share of Series C preferred stock. On an as-converted basis, non-cash dividends were $0.25 per common share equivalent, plus deferral fee.


NOTE 13--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Following are details of changes in operating assets and liabilities (excluding the effects of non-cash expenses), and other non-cash transactions:

                                                                                           For the year ended December 31,
                                                                                           -------------------------------
                                                                                    2001                 2000                 1999
                                                                                    ----                 ----                 ----
                                                                                                   (In thousands)
(Decrease) increase in cash from changes in operating assets and liabilities:
     Operating assets, including $517 transferred to held for sale in 1999......  $  (248)             $ 1,306              $  (568)
     Accrued interest...........................................................     (448)              (3,751)                 589
     Other liabilities..........................................................   (2,881)               2,465               (5,550)
                                                                                  -------              -------              --------
                                                                                  $(3,577)             $    20              $(5,529)
                                                                                  =======              =======              ========

Other non-cash investing and financing transactions: Acquisition of real estate:
     Value of real estate acquired..............................................  $    --              $    --              $   302
     Common stock issued........................................................       --                   --                 (302)
Interest paid during the period.................................................   34,236               44,221               41,015


NOTE 14--LITIGATION

     We are subject to various legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

     On June 21, 2000, we were named as a defendant in certain litigation brought against it by Madison/OHI Liquidity Investors, LLC ("Madison"), a customer that claims that we have breached and/or anticipatorily breached a commercial contract. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors of Madison's obligations to us. Madison claims damages as a result of the alleged breach of approximately $700,000. Madison seeks damages as a result of the claimed anticipatory breach in an amount ranging from $15 - $28 million or, in the alternative, Madison seeks specific performance of the contract as modified by a course of conduct that Madison alleges developed between Madison and our company. We contend that Madison is in default under the contract in question. We believe that the litigation is meritless. We continue to vigorously defend the case and have filed counterclaims against Madison and the guarantors seeking repayment of approximately $10.2 million, including default interest, that Madison owes us, as well as damages resulting from the conversion of the collateral securing our loan. The trial in this matter is currently set for July, 2002. The financial statements do not contain any adjustments relating to the ultimate outcome of this uncertainty.

     On December 29, 1998, Karrington Health, Inc. brought suit against us in the Franklin County, Ohio, Common Pleas Court (subsequently removed to the U.S. District Court for the Southern District of Ohio, Eastern Division) alleging that we repudiated and ultimately breached a financing contract to provide $95 million of financing for the development of 13 assisted living facilities. Karrington was seeking recovery of approximately $34 million in damages it alleged to have incurred as a result of the breach. On August 13, 2001, we paid Karrington $10 million to settle all claims arising from the suit, but without our admission of any liability or fault, which liability is expressly denied. Based on the settlement, the suit has been dismissed with prejudice. The settlement was recorded in the quarter ended June 30, 2001.

NOTE 15--SEVERANCE, MOVING AND CONSULTING AGREEMENT COSTS

     We entered into several consulting and severance agreements in 2001 and 2000 related to the resignation of certain of our company's senior managers. In addition, we incurred certain relocation costs in 2001 associated with our corporate office move from Michigan to Maryland, effective January, 2002. Costs incurred for these items total $5.07 million and $4.67 million for the years ended December 31, 2001 and 2000, respectively. These costs are included in our Consolidated Statements of Operations in 2001 and 2000.


NOTE 16--SEGMENT INFORMATION

     The following tables set forth the reconciliation of operating results and total assets for our reportable segments for the years ended December 31, 2001, 2000 and 1999.

                                                                                 For the year ended December 31, 2001
                                                                --------------------------------------------------------------------
                                                                                    Owned and
                                                                                   Operated and
                                                                     Core          Assets Held       Corporate
                                                                  Operations         For Sale        and Other       Consolidated
                                                                --------------------------------------------------------------------
                                                                                           (In Thousands)
Operating Revenues...........................................     $ 81,973         $ 168,158         $     --          $ 250,131
Operating Expenses...........................................           --          (176,185)              --           (176,185)
                                                                --------------------------------------------------------------------
   Net operating income (loss)...............................       81,973            (8,027)              --             73,946
                                                                --------------------------------------------------------------------
Adjustments to arrive at net income:
   Other revenues............................................           --                --            7,487              7,487
   Depreciation and amortization.............................      (17,397)           (3,770)            (899)           (22,066)
   Interest expense..........................................           --                --          (36,270)           (36,270)
   General and administrative................................           --                --          (10,383)           (10,383)
   Legal.....................................................           --                --           (4,347)            (4,347)
   State Taxes...............................................           --                --             (739)              (739)
   Litigation settlement expense.............................           --                --          (10,000)           (10,000)
   Provision for impairment..................................           --            (9,608)              --             (9,608)
   Provision for uncollectible accounts......................         (683)               --               --               (683)
   Severance and consulting agreement costs..................           --                --           (5,066)            (5,066)
   Charges for derivative accounting.........................           --                --           (1,317)            (1,317)
                                                                --------------------------------------------------------------------
                                                                   (18,080)          (13,378)         (61,534)           (92,992)
                                                                --------------------------------------------------------------------
Income (loss) before gain on assets sold and early
   extinguishment of debt....................................       63,893           (21,405)         (61,534)           (19,046)
Gain (loss) on assets sold--net..............................          189              (866)              --               (677)
Gain on early extinguishment of debt.........................           --                --            3,066              3,066
Preferred dividends..........................................           --                --          (19,994)           (19,994)
                                                                --------------------------------------------------------------------
Net income (loss) available to common........................     $ 64,082         $ (22,271)        $(78,462)         $ (36,651)
                                                                ====================================================================

Total Assets.................................................     $708,579         $ 117,163         $ 65,097          $ 890,839
                                                                ====================================================================

                                                                                 For the year ended December 31, 2000
                                                                --------------------------------------------------------------------
                                                                                    Owned and
                                                                                   Operated and
                                                                     Core          Assets Held       Corporate
                                                                  Operations         For Sale        and Other       Consolidated
                                                                --------------------------------------------------------------------
                                                                                           (In Thousands)
Operating Revenues...........................................     $ 91,434         $ 175,559         $     --          $ 266,993
Operating Expenses...........................................           --          (178,975)              --           (178,975)
                                                                --------------------------------------------------------------------
   Net operating income (loss)...............................       91,434            (3,416)              --             88,018
                                                                --------------------------------------------------------------------
Adjustments to arrive at net income:
   Other revenues............................................           --                --            8,800              8,800
   Depreciation and amortization.............................      (17,978)           (3,797)          (1,490)           (23,265)
   Interest expense..........................................           --                --          (42,400)           (42,400)
   General and administrative................................           --                --           (6,425)            (6,425)
   Legal.....................................................           --                --           (2,467)            (2,467)
   State Taxes...............................................           --                --             (195)              (195)
   Provision for impairment..................................       (1,939)          (57,395)          (2,356)           (61,690)
   Provision for uncollectable mortgages and
      notes receivable.......................................       (4,871)               --          (10,386)           (15,257)
   Severance and consulting agreement costs..................           --                --           (4,665)            (4,665)
                                                                --------------------------------------------------------------------
                                                                   (24,788)          (61,192)         (61,584)          (147,564)
                                                                --------------------------------------------------------------------
Income (loss) before gain on assets sold and
   impairment charges........................................       66,646           (64,608)         (61,584)           (59,546)
Gain on assets sold--net.....................................        9,989                --               --              9,989
Preferred dividends..........................................           --                --          (16,928)           (16,928)
                                                                --------------------------------------------------------------------
Net income (loss) available to common........................     $ 76,635         $ (64,608)        $(78,512)         $ (66,485)
                                                                ====================================================================

Total Assets.................................................     $724,338         $ 159,105         $ 65,008          $ 948,451
                                                                ====================================================================

                                                                                 For the year ended December 31, 1999
                                                                --------------------------------------------------------------------
                                                                                    Owned and
                                                                                   Operated and
                                                                     Core          Assets Held       Corporate
                                                                  Operations         For Sale        and Other       Consolidated
                                                                --------------------------------------------------------------------
                                                                                           (In Thousands)
Operating Revenues...........................................     $112,758         $  26,223         $     --          $ 138,981
Operating Expenses...........................................           --           (25,173)              --            (25,173)
                                                                --------------------------------------------------------------------
   Net operating income......................................      112,758             1,050               --            113,808
                                                                --------------------------------------------------------------------
Adjustments to arrive at net income:
   Other revenues............................................           --                --            9,148              9,148
   Depreciation and amortization.............................      (21,204)             (814)          (2,193)           (24,211)
   Interest expense..........................................           --                --          (42,947)           (42,947)
   General and administrative................................           --                --           (5,231)            (5,231)
   Legal.....................................................           --                --             (386)              (386)
   State Taxes...............................................           --                --             (503)              (503)
     Provision for impairment................................           --           (19,500)              --            (19,500)
                                                                --------------------------------------------------------------------
                                                                   (21,204)          (20,314)         (42,112)           (83,630)
                                                                --------------------------------------------------------------------
Income (loss) before loss on assets sold and
   impairment charges........................................       91,554           (19,264)         (42,112)            30,178
Loss on assets sold--net.....................................           --           (10,507)              --            (10,507)
Preferred dividends..........................................           --                --           (9,631)            (9,631)
                                                                --------------------------------------------------------------------
Net income (loss) available to common........................     $ 91,554         $ (29,771)        $(51,743)         $  10,040
                                                                ====================================================================

Total Assets.................................................     $841,558         $ 106,050         $ 91,123         $1,038,731
                                                                ====================================================================


     The  revenues,   expenses,  assets  and  liabilities  in  our  consolidated financial statements which related to our owned and operated assets are as follows:

                                                 Year Ended December 31,
                                              2001         2000        1999
                                           ---------------------------------
                                                      (In Thousands)
Revenues(1)
Medicaid...............................    $101,542     $108,082    $ 16,636
Medicare...............................      40,178       31,459       4,861
Private & Other........................      26,438       36,018       4,726
                                           ---------------------------------
   Total Revenues......................     168,158      175,559      26,223
                                           ---------------------------------
Expenses
Patient Care Expenses..................     117,753      120,444      17,393
Administration.........................      26,825       33,264       4,925
Property & Related.....................      10,960       11,701       1,675
                                           ---------------------------------
   Total Expenses......................     155,538      165,409      23,993
                                           ---------------------------------

Contribution Margin....................      12,620       10,150       2,230
Management Fees........................       8,840        8,778       1,180
Rent...................................       4,516        3,788          --
Provision for Uncollectable Accounts...       7,291        1,000          --
                                           ---------------------------------
EBITDA(2)..............................    $ (8,027)   $  (3,416)   $  1,050
                                           =================================

-----------

(1) Nursing home revenues from these owned and operated assets are recognized as services are provided.

(2) EBITDA represents earnings before interest, income taxes, depreciation and amortization. We consider it to be a meaningful measure of performance of our Owned and Operated Assets. EBITDA in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.



                                                       December 31,
                                                    2001         2000
                                               ------------------------
                                                     (In thousands)

                          ASSETS
Cash........................................    $  6,549      $  5,364
Accounts Receivable--net....................      27,121        30,030
Other Current Assets........................       2,125         5,098
                                               ------------------------
   Total Current Assets.....................      35,795        40,492
                                               ------------------------
Investment in leasehold--net................         661         1,679
Land and Buildings..........................      80,071       130,601
Less Accumulated Depreciation...............      (8,647)      (17,680)
                                               ------------------------
Land and Buildings--net.....................      71,424       112,921
                                               ------------------------
TOTAL ASSETS................................    $107,880      $155,092
                                               ========================

                      LIABILITIES
Accounts Payable............................    $  4,816      $  8,636
Other Current Liabilities...................       5,371         6,108
                                               ------------------------
   Total Current Liabilities................      10,187        14,744
                                               ------------------------
TOTAL LIABILITIES...........................    $ 10,187      $ 14,744
                                               ========================

     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $8.3 million in 2001 and $7.0 million in 2000.


NOTE 17--SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following summarizes quarterly results of operations for the years ended

                                                                         March 31     June 30      September 30       December 31
                                                                         --------     -------      ------------       -----------
                                                                                     (In thousands, except per share)
2001
Revenues............................................................      $69,177     $65,654          $66,835           $55,952
(Loss) earnings before gain (loss) on assets sold and gain on
  early extinguishment of debt......................................        3,626    (16,395)             (597)           (5,680)
Net loss available to common........................................         (415)    (18,942)          (6,885)          (10,409)
Loss before gain (loss) on assets sold and gain on early
   extinguishment of debt per share:
   Basic loss before gain (loss) on asset dispositions and gain
      on early extinguishment of debt...............................       $(0.06)     $(0.65)          $(0.28)           $(0.47)
   Diluted loss before gain (loss) on asset dispositions and gain
      on early extinguishment of debt...............................        (0.06)      (0.65)           (0.28)            (0.47)

Loss before gain (loss) on assets sold per share:
   Basic loss before gain (loss) on asset dispositions..............       $(0.03)     $(1.07)          $(0.35)           $(0.52)
   Diluted loss before gain (loss) on asset dispositions............        (0.03)      (1.07)           (0.35)            (0.52)
Net Loss Available to Common per share:
   Basic net loss...................................................       $(0.02)     $(0.95)          $(0.34)           $(0.52)
   Diluted net loss ................................................        (0.02)      (0.95)           (0.34)            (0.52)
Cash dividends paid on common stock.................................           --          --               --                --

2000
Revenues............................................................      $57,214     $70,448          $74,010           $74,121
(Loss) earnings before gain (loss) on assets sold...................        3,018       4,637          (64,984)           (2,217)
Net (loss) earnings available to common.............................          610      12,680          (70,797)           (8,978)
(Loss) earnings before gain (loss) on assets sold per share:
   Basic (loss) earnings before gain (loss) on asset dispositions...        $0.15       $0.23           $(3.24)           $(0.11)
   Diluted (loss) earnings before gain (loss) on asset dispositions.         0.15        0.23            (3.24)            (0.11)
Net (Loss) Earnings Available to Common per share:
   Basic net (loss) earnings........................................        $0.03       $0.63           $(3.53)           $(0.45)
   Diluted net (loss) earnings......................................         0.03        0.63            (3.53)            (0.45)
Cash dividends paid on common stock.................................         0.50          --             0.25              0.25

-----------

Note:During the three-month period ended March 31, 2001, we recognized a gain on sale of assets of $619 and gain on early extinguishment of debt of $248. During the three-month period ended June 30, 2001, we recognized a litigation settlement expense of $10,000, impairment of $8,381 and gain on early extinguishment of debt of $2,489. During the three-month period ended September 30, 2001, we recognized a loss on asset sales of $1,485 and a gain on early extinguishment of debt of $226. During the three-month period ended December 31, 2001, we recognized a provision of $7,291 for uncollectible accounts on our owned and operated accounts receivable, a provision for impairment of $1,227, gain on asset sales of $196 and gain on early extinguishment of debt of $103. Additionally, during the three-month periods ended September 30, 2001 and December 31, 2001, we recognized charges related to the relocation of our corporate office of $4,300 and $300, respectively. During the three-month periods ended March 31, 2000, September 30, 2000 and December 31, 2000, we recognized a provision for impairment of assets of $4,500, $49,849 and $7,341 respectively. Additionally, during the three-month period ended June 30, 2000, we recognized a gain of $10,451 related to assets sold during the period. (See
     Note 2 - Properties).


NOTE 18--EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                                                     Year Ended December 31,
                                                                                                2001           2000         1999
                                                                                                ----           ----         ----
                                                                                            (In thousands, except per share amounts)
Numerator:
  (Loss) earnings before gain (loss) on assets sold and gain on early
     extinguishment of debt.....................................................             $(19,046)      $(59,546)     $30,178
  Preferred stock dividends.....................................................              (19,994)       (16,928)      (9,631)
                                                                                             ---------------------------------------
  Numerator for (loss) earnings available to common before (loss) gain on
     assets sold and early extinguishment of debt - basic and diluted...........              (39,040)       (76,474)      20,547
  (Loss) gain on assets sold - net..............................................                 (677)         9,989      (10,507)
  Gain on early extinguishment of debt..........................................                3,066             --           --
                                                                                             ---------------------------------------
  Numerator for net (loss) earnings per share - basic and diluted...............             $(36,651)      $(66,485)     $10,040
                                                                                             =======================================

Denominator:
  Denominator for net (loss) earnings per share - basic.........................               20,038         20,052       19,877
  Effect of dilutive securities:
     Stock option incremental shares............................................                   --             --           --
                                                                                             ---------------------------------------
  Denominator for net (loss) earnings per share - diluted.......................               20,038         20,052       19,877
                                                                                             =======================================

                                                                                                    Year Ended December 31,
                                                                                                2001           2000         1999
                                                                                                ----           ----         ----
Net (loss) earnings per share - basic:
  (Loss) earnings before (loss) gain on assets sold and gain on early
     extinguishment of debt.....................................................             $ (1.95)       $ (3.82)      $ 1.04
  (Loss) gain on assets sold - net..............................................               (0.03)          0.50        (0.53)
  Gain on early extinguishment of debt..........................................                0.15             --           --
                                                                                             ---------------------------------------
  Net (loss) earnings per share - basic.........................................             $ (1.83)       $ (3.32)      $ 0.51
                                                                                             =======================================

Net (loss) earnings per share - diluted:
  (Loss) earnings before (loss) gain on assets sold and early
     extinguishment of debt.....................................................             $ (1.95)       $ (3.82)      $ 1.04
  (Loss) gain on assets sold - net..............................................               (0.03)          0.50        (0.53)
  Gain on early extinguishment of debt..........................................                0.15             --           --
                                                                                             ---------------------------------------
  Net (loss) earnings per share - diluted.......................................             $ (1.83)       $ (3.32)      $ 0.51
                                                                                             =======================================

     The effect of converting the Series C Preferred Stock for the years 2001 and 2000 and the effects of converting the 1996 convertible debentures have been excluded as all such effects are antidilutive.


NOTE 19 - SUBSEQUENT EVENTS

     In January, 2002, Integrated Health Services, Inc., and its affiliate, Lyric Health Care LLC, resumed payment of rents and mortgage interest to us at reduced rates. We are currently negotiating with IHS to reach a permanent restructuring agreement or to transition the facilities to a new operator or operators.

     In February, 2002, we completed a rights offering and private placement to Explorer. Stockholders exercised subscription rights to purchase a total of 6.4 million shares of common stock at a subscription price of $2.92 per share, raising gross proceeds of $18.7 million. In a related transaction, we closed a private placement with Explorer, issuing a total of 10.7 million shares of common stock at a price of $2.92 per share, raising gross proceeds of $31.3 million. We expect to use the proceeds from the rights offering and private placement to repay outstanding indebtedness and for working capital and general corporate purposes.

     Amendments under both of our revolving credit facilities became effective concurrently with the completion of the rights offering and private placement. The amendments included modifications and/or eliminations to certain financial covenants. The amendment regarding our $175 million revolving credit facility included a one-year extension in maturity from December 31, 2002 to December 31, 2003 and a reduction in the total commitment from $175 million to $160 million. As part of the amendment regarding our $75 million revolving credit facility, we prepaid $10 million originally scheduled to mature in March 2002.

     In connection with Explorer's February 2002 investment, we amended the stockholders agreement with Explorer to provide that Explorer will be entitled to designate to our Board of Directors that number of directors that would generally be proportionate to Explorer's ownership of voting securities in our company, not to exceed five directors (or six directors in the event that the size of the Board of Directors is increased to ten directors). Explorer currently beneficially owns a majority of our voting securities and therefore would be entitled to designate a majority of our directors. Explorer will, so long as it owns at least 15% of our voting securities, vote its shares in favor of three independent directors as defined under the rules of the New York Stock Exchange who are not affiliates of Explorer.

     Also in connection with Explorer's February 2002 investment, the terms of the outstanding Series C Preferred Stock, all of which is owned by Explorer, were amended (1) to remove the restriction that previously prohibited the voting or conversion of Series C Preferred Stock in excess of 49.9% of our outstanding voting securities and (2) to provide that if we fail to pay dividends on the Series C Preferred Stock for four quarters, the holders of the Series C Preferred Stock will be entitled to designate two additional directors. However, by letter dated January 31, 2001, Explorer waived its right to elect additional directors resulting from dividend arrearages through December 31, 2002 provided that the dividends on any shares of Series C Preferred Stock would not be in arrears for six or more dividend periods from January 31, 2001 through and including December 31, 2002.

     In February, 2002, we refinanced an investment in a Baltimore, Maryland asset leased by United States Postal Service ("USPS") resulting in $13.0 million of net cash proceeds. The new, fully amortizing mortgage has a 20-year term with a fixed interest rate of 7.26%. This transaction is cash neutral on a monthly basis, as lease payments due from USPS equal debt service on the loan.

     During the first quarter of 2002, we leased 13 properties previously classified as Owned and Operated Assets. We entered into agreements to lease four Arizona facilities to subsidiaries of Infinia Health Care Companies and to sublease four other Arizona facilities to the same party. The agreements initially began as management arrangements, effective March 1, 2002, and convert into leases upon Infinia and us obtaining various approvals. The terms for the four Arizona leases and four subleases are 10 years and 3 years, respectively, with an initial combined annual net rent payment of $1.02 million. Also on March 1, 2002, we leased four facilities in Massachusetts to subsidiaries of Harborside Healthcare Corporation. The initial lease term for the four properties is 10 years with an initial annual rent payment of $1.675 million. We leased one additional facility on March 1, 2002, for an initial annual rent of $0.38 million. Additionally, on February 1, 2002, the leasehold interest in one facility was terminated by the landlord, bringing the total number of Owned and Operated Assets down from 33 at December 31, 2001 to 19 as of March 1, 2002.

     From January 1 to March 27, 2002, we purchased $35.6 million of our 6.95% bonds due in June 2002, leaving an outstanding balance of $61.9 million.

              SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OMEGA HEALTHCARE INVESTORS, INC.
                                December 31, 2001

                                                                             (6)
                                                                      Gross Amount at
                                                                      Which Carried at
                                    Initial Cost                      Close of Period
                                     to Company    Cost Capitalized   ---------------                                  Life on Which
                                    -----------      Subsequent to       Buildings                                   Depreciation in
                                     Buildings        Acquisition        and Land        (7)                           Latest Income
                                     and Land    ---------------------  Improvements  Accumulated  Date of      Date      Statements
Description (1)       Encumbrances Improvements Improvements Impairment    Total     Depreciation Renovation  Acquired   is Computed
------------------------------------------------------------------------------------------------------------------------------------
Sun Healthcare
  Group, Inc.:                                                                                     1964-1995
   Alabama (LTC)                  $ 23,584,957                            $23,584,957   $ 3,228,758       March 31, 1997    33 years
   California (LTC, RH) (4)(5)      65,912,924                             65,912,924     7,816,562      October 8, 1997    33 years
   Florida (LTC)                    10,796,688                             10,796,688     1,478,056       March 31, 1997    33 years
   Florida (LTC)         (4)        10,700,000                             10,700,000     1,490,376    February 28, 1997    33 years
   Idaho (LTC)                         600,000                                600,000        83,573    February 28, 1997    33 years
   Illinois (LTC)                    4,900,000                              4,900,000       828,456      August 30, 1996    30 years
   Illinois (LTC)                    3,942,726                              3,942,726       539,755       March 31, 1997    33 years
   Indiana (LTC)                     3,000,000                              3,000,000       507,218      August 30, 1996    30 years
   Louisiana (LTC)                   4,602,574                              4,602,574       630,088       March 31, 1997    33 years
   Massachusetts (LTC)               8,300,000                              8,300,000     1,156,086    February 28, 1997    33 years
   North Carolina (LTC)  (4)        19,970,418                             19,970,418     4,557,947         June 4, 1994    39 years
   North Carolina (LTC)  (5)         2,739,021                              2,739,021       329,401      October 8, 1997    33 years
   Ohio (LTC)           (4)(5)      11,884,567                             11,884,567     1,413,676      October 8, 1997    33 years
   Tennessee (LTC)       (2)         7,942,374                              7,942,374     1,818,864   September 30, 1994    30 years
   Texas (LTC)                       9,415,056                              9,415,056     1,288,912       March 31, 1997    33 years
   Washington (LTC)                  5,900,000                              5,900,000       820,497       March 31, 1997    33 years
   West Virginia (LTC)  (4)(5)      24,793,444                             24,793,444     2,909,925      October 8, 1997    33 years
                                  -----------------------------------------------------------------
                                   218,984,749                            218,984,749    30,898,150
Integrated Health
  Services, Inc.:                                                                                  1979-1993
   Florida (LTC)         (5)        10,000,000                             10,000,000     1,142,055     January 13, 1998    33 years
   Florida (LTC)                    29,000,000                             29,000,000     3,135,154       March 31, 1998    33 years
   Illinois (LTC)        (5)        14,700,000                             14,700,000     1,633,138     January 13, 1998    33 years
   New Hampshire (LTC)   (5)         5,800,000                              5,800,000       662,392     January 13, 1998    33 years
   Ohio (LTC)                       16,000,000                             16,000,000     1,729,740       March 31, 1998    33 years
   Pennsylvania (LTC)    (5)        14,400,000                             14,400,000     1,644,559     January 13, 1998    33 years
   Pennsylvania (LTC)                5,500,000                              5,500,000       594,598       March 31, 1998    33 years
   Washington (LTC)                 10,000,000                             10,000,000     2,617,664    September 1, 1996    20 years
                                  -----------------------------------------------------------------
                                   105,400,000                            105,400,000    13,159,300
Advocat, Inc.:                                                                                     1972-1994
   Alabama (LTC)         (4)        11,638,797     707,998                 12,346,795     3,391,070      August 14, 1992  31.5 years
   Arkansas (LTC)        (4)        37,887,832   1,437,249                 39,325,081    11,065,300      August 14, 1992  31.5 years
   Florida (LTC)                     2,000,000                              2,000,000        15,193      August 14, 1992  31.5 years
   Kentucky (LTC)        (4)        14,897,402   1,816,000                 16,713,402     3,303,565         July 1, 1994    33 years
   Ohio (LTC)            (4)         5,854,186                              5,854,186     1,152,964         July 1, 1994    33 years
   Tennessee (LTC)       (2)         9,542,121                              9,542,121     2,742,341      August 14, 1992  31.5 years
   West Virginia (LTC)   (4)         5,283,525     502,338                  5,785,863     1,148,474         July 1, 1994    33 years
                                  -----------------------------------------------------------------
                                    87,103,863   4,463,585                 91,567,448    22,818,907
Kindred Healthcare,
  Inc.                                                                                             1980-1994
   Arizona (LTC)                    24,029,032     340,162   (6,603,745)   17,765,449     1,826,429    December 31, 1998    33 years
   Indiana (LTC)                     8,383,671     287,987   (1,820,624)    6,851,034     2,186,929    December 23, 1992  31.5 years
   Texas (LTC)                       2,486,515      27,728                  2,514,243       510,902     December 1, 1993    39 years
                                  -----------------------------------------------------------------
                                    34,899,218     655,877   (8,424,369)   27,130,726     4,524,260
Genesis Health
 Ventures, Inc.:
   Massachusetts (LTC)              34,559,901     852,091  (10,506,822)   24,905,170     2,075,908        July 14, 1999    33 years

Alterra Healthcare
 Corporation:
   Colorado (AL)                     2,583,440                              2,583,440       189,557        June 14, 1999    33 years
   Indiana (AL)                     11,641,805                             11,641,805       854,207        June 14, 1999    33 years
   Kansas (AL)                       3,418,670                              3,418,670       250,841        June 14, 1999    33 years
   Ohio (AL)                         3,520,747                              3,520,747       258,331        June 14, 1999    33 years
   Oklahoma (AL)                     3,177,993                              3,177,993       233,182        June 14, 1999    33 years
   Tennessee (AL)                    4,068,652                              4,068,652       298,533        June 14, 1999    33 years
   Washington (AL)                   5,673,693                              5,673,693       416,301        June 14, 1999    33 years
                                  -----------------------------------------------------------------
                                    34,085,000                             34,085,000     2,500,952
Alden Management
 Services, Inc.:                                                                                   1978
   Illinois (LTC)                   31,000,000     305,756                 31,305,756     7,399,927   September 30, 1994    30 years

Atrium Living
 Centers, Inc.:
   Indiana (LTC)         (5)         4,349,076       9,062                  4,358,138        95,025   September 30, 1994    25 years
   Ohio (LTC)            (5)         2,804,347       1,919                  2,806,266       235,130      January 7, 1999    33 years
                                  -----------------------------------------------------------------
                                     7,153,423      10,981                  7,164,404       330,155
Roncalli Health
 Center Management:
   Connecticut (LTC)                24,183,164     372,599   (2,168,854)   22,386,909     1,631,714        July 14, 1999    33 years

StoneGate Senior Care LP:
   Texas (LTC)                      21,436,143     248,693                 21,684,836     2,735,529    December 31, 1993    39 years

USA Healthcare, Inc.:                                                                              1974-1997
   Iowa (LTC)                       14,344,797     168,000                 14,512,797     1,683,498      October 7, 1997    33 years
   Iowa (LTC)                        2,700,000                              2,700,000       456,496      August 30, 1996    30 years
                                  -----------------------------------------------------------------
                                    17,044,797     168,000                 17,212,797     2,139,994
Pinon Management, Inc.:
   Colorado (LTC)                   14,170,968     180,381                 14,351,349     1,230,173    December 31, 1998    33 years

Washington N & R, LLC.:
   Missouri (LTC)        (5)        12,152,174                             12,152,174     1,040,232      January 7, 1999    33 years

Peak Medical of
 Idaho, Inc.:
   Idaho (LTC)           (5)        10,500,000                             10,500,000       846,559       March 26, 1999    33 years

HQM of Floyd
 County, Inc.:
   Kentucky (LTC)        (5)        10,250,000                             10,250,000       653,529        June 30, 1997    33 years

Safe Harbor Florida
 Health Care
 Properties, Inc.:                                                                                 1984
   Florida (LTC)                     8,150,000         866                  8,150,866     1,586,627   September 13, 1993    39 years

Meadowbrook Healthcare
 of North Carolina:
   North Carolina (AL)   (3)         7,500,000               (1,939,476)    5,560,524     1,598,616   September 30, 1994  31.5 years

Nexion
   Illinois (LTC)        (5)         1,274,703      17,469                  1,292,172       109,016      January 7, 1999    33 years
   Illinois (LTC)        (5)         5,118,775     108,900                  5,227,675       377,519         June 1, 1999    33 years
                                  -----------------------------------------------------------------
                                     6,393,478     126,369                  6,519,847       486,535
Liberty Assisted
 Living Center:
   Florida (AL)                      5,994,730         760                  5,995,490     1,672,828   September 30, 1994    27 years

Eldorado Care Center,
 Inc. & Magnolia
 Manor, Inc.:                                                                                      1995-1998
   Illinois (LTC)                    5,100,000                              5,100,000       422,877     February 1, 1999    33 years

Lamar Healthcare, Inc.
   Texas (LTC)           (5)         2,442,858      97,109                  2,539,967       270,619        March 4, 1998    33 years

LandCastle Diversified LLC
   Florida (LTC)                     1,900,000                              1,900,000        14,434      August 14, 1992  31.5 years
                                  -----------------------------------------------------------------
                                  $700,404,466  $7,483,067 ($23,039,521) $684,848,012  $100,037,825
                                  =================================================================

(1) All of the real estate included in this schedule are being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL), or rehabilitation hospitals (RH) located in the states indicated.

(2)  Certain  of  the  real  estate   indicated  are  security  for   Industrial
     Development Revenue bonds totaling $8,130,000 at December 31, 2001.

(3) Certain of the real estate indicated are security for HUD loans totaling $5,203,135 at December 31, 2001.

(4) Certain of the real estate indicated are security for the Provident line of credit borrowings totaling $64,689,068 at December 31, 2001.

(5) Certain of the real estate indicated are security for the Fleet line of credit borrowings totaling $129,000,000 at December 31, 2001.

                                                                Year Ended December 31,
(6)                                             1999                     2000                     2001
                                                ----                     ----                     ----
     Balance at beginning of period         $643,378,340             $746,914,941             $710,542,017
     Additions during period:
         Acquisitions                         79,676,000                       --                       --
         Conversion from mortgage             79,431,597                       --                8,249,076
         Impairment (a)                               --              (37,456,499)              (8,344,205)
         Improvements                            168,000                1,302,828                2,418,873
 Disposals/other                             (55,738,996)                (219,253)             (28,017,749)
                                            --------------------------------------------------------------
     Balance at close of period             $746,914,941             $710,542,017             $684,848,012
                                            ==============================================================

(a) The variance in impairment in the table shown above relates to assets previously classified as held for sale which were reclassified to owned and operated assets during 2000.

(7)                                             1999                     2000                     2001
                                                ----                     ----                     ----
     Balance at beginning of period         $ 56,385,853             $ 67,929,407             $ 89,869,907
     Additions during period:
         Provisions for depreciation          21,119,252               21,683,180               20,705,770
         Dispositions/other                   (9,575,698)                 257,320              (10,537,852)
                                            --------------------------------------------------------------
     Balance at close of period             $ 67,929,407             $ 89,869,907             $100,037,825
                                            ==============================================================

The reported amount of our real estate at December 31, 2001 is less than the tax basis of the real estate by approximately $12.1 million.

                     SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                        OMEGA HEALTHCARE INVESTORS, INC.
                                December 31, 2001

                                                                                                                   Principal Amount
                                                                                                         Carrying       of Loans
                                                                                              Face       Amount of     Subject to
                          Interest          Final              Periodic            Prior    Amount of   Mortgages(2)  Delinquent
Description (1)             Rate        Maturity Date       Payment Terms          Liens    Mortgages       (3)         Interest
-----------------------------------------------------------------------------------------------------------------------------------
Michigan
 (9 LTC facilities) and
North Carolina
 (3 LTC facilities)      11.57%       August 31, 2010     Interest payable at      None   $ 59,688,448  $ 59,688,448
                                                          11.57% payable monthly
Florida
 (4 LTC facilities)      11.50%       February 28, 2010   Interest plus $2,500     None     12,891,500    12,778,234
                                                          of principal payable
                                                          monthly
Florida
 (2 LTC facilities)      11.50%       June 4, 2006        Interest plus $2,100     None     11,090,000    10,996,698
                                                          of principal payable
                                                          monthly
Texas
 (3 LTC facilities) 11.00% to 11.50%  2006 to 2011        Interest plus $37,800    None      5,733,104     4,231,221
                                                          of principal payable
                                                          monthly
Indiana
 (17 LTC facilities)      7.62%       October 31, 2004    Interest payable         None     10,500,000    10,500,000
                                                          monthly
Michigan
 (4 LTC facilities)      12.40%       February 1, 2016    Interest plus $14,400    None      9,000,000     8,855,435
                                                          of principal payable
                                                          monthly
Ohio
 (6 LTC facilities       11.01%       January 1, 2015     Interest plus $47,400    None     18,238,752    15,688,652
                                                          of principal payable
                                                          monthly
Georgia
 (2 LTC facilities       10.38%       March 13, 2008      Interest payable         None     12,000,000    12,000,000 (4)
                                                          monthly
Florida
 (5 LTC facilities) and
Texas
 (2 LTC facilities)      11.00%       December 3, 2003    Interest payable         None     37,500,000    37,500,000 (4)
                                                          monthly
Other Mortgage Notes:
Various              8.73% to 14.14%  2004 to 2012        Interest plus $53,000    None     30,410,264    22,954,736  $6,182,846 (5)
                                                          of principal payable            ------------------------------------------
                                                          monthly                         $207,052,068  $195,193,424  $6,182,846
                                                                                          ==========================================

(1) The mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare, such facilities are located in the states indicated.

(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

                                                                         Year Ended December 31,
(3)                                                         1999                  2000                  2001
                                                            ----                  ----                  ----
Balance at beginning of period                          $340,455,332          $213,616,645          $206,709,570
Additions during period - Placements                      22,986,500                    --                    --
Deductions during period - Collection of principal       (54,748,620)           (2,035,825)          (23,956,355)
Allowance for loss on mortgage loans                              --            (4,871,250)                   --
Conversion to purchase leaseback/other changes           (95,076,567)                   --            12,440,209
                                                        --------------------------------------------------------
Balance at close of period                              $213,616,645          $206,709,570          $195,193,424
                                                        ========================================================

(4) A mortgagor with a mortgage on seven facilities located in Florida and Texas and a mortgage on two facilities located in Georgia filed for Chapter 11 bankruptcy protection in February 2000. In November 2001, the mortgagor informed us that it did not intend to pay future mortgage interest due.

(5) A mortgagor with a mortgage on two facilities in Florida declared bankruptcy on July 8, 1999. The bankruptcy court has ordered that all amounts owed to the Company (including default rate interest, late charges, attorney's fees and court costs), bear interest at an annual rate of 8.73% and that the mortgagor make monthly payments in 2001 of $45,000 on a timely basis. As of December 31, 2001, the mortgagor was past due approximately $70,000 but paid $50,000 in January, which covered November and half of December.

                                INDEX TO EXHIBITS

Exhibit
Number                             Description

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

3.3      Amended and Restated Bylaws, as amended April 20, 1999 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated April 20, 1999)

3.4      Form of Articles Supplementary for Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Company's
         Form 10-Q for the quarterly period ended March 31, 1997)

3.5      Articles  Supplementary  for  Series B  Preferred  Stock  (Incorporated  by reference to Exhibit 4 to the Company's
         Form 8-K dated April 27, 1998)

3.6      Articles of Amendment  amending and  restating  the terms of the  Company's Series C Convertible  Preferred Stock
         (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated March 4, 2002)

4.0      See Exhibits 3.1 to 3.6

4.1      Form  of  Indenture  (Incorporated  by  reference  to  Exhibit  4.2  to the Company's Form S-3 dated February 3, 1997)

4.2      Form of  Supplemental  Indenture No. 1 dated as of June 1, 1998 relating to the 6.95% Notes due 2002  (Incorporated  by reference  to Exhibit 4 to the Company's Form 8-K dated June 9, 1998)

4.3      Rights  Agreement,  dated  as of May 12,  1999, between  Omega  Healthcare Investors, Inc. and First Chicago Trust Company,
         as Rights Agent, including Exhibit A thereto (Form of Articles  Supplementary relating to the Series A Junior Participating
         Preferred Stock) and Exhibit B thereto (Form of Rights Certificate) (Incorporated by reference to Exhibit 4 to the
         Company's Form 8-K dated April 20, 1999)

4.4      Amendment  No. 1, dated May 11, 2000 to Rights  Agreement,  dated as of May 12, 1999, between Omega Healthcare Investors,
         Inc. and First Chicago Trust Company,  as Rights Agent  (Incorporated by reference to Exhibit 4.1 to the Company's
         Form 10-Q for the quarterly period ended March 31, 2000)

4.5      Amendment No. 2 to Rights  Agreement  between Omega  Healthcare  Investors, Inc. and First  Chicago Trust  Company,  as
         Rights Agent  (Incorporated  by reference to Exhibit F to the Schedule 13D filed by Explorer Holdings, L.P. on October 30,
         2001 with respect to the Company)

10.1     Amended and Restated Investment Agreement, by and among Omega Healthcare Investors, Inc. and Explorer Holdings, L.P., dated as of May 11, 2000 (Incorporated  by reference to Exhibit A of the Company's  Proxy  Statement dated June 16, 2000)

10.2     Indemnification Agreement between Omega  Healthcare Investors, Inc. and Explorer Holdings, L.P., dated as of July 14, 2000
         (Incorporated  by reference to Exhibit  10.12 to the  Company's  Form 10-Q for the  quarterly period ended June 30, 2000)

10.3     Letter Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group,  L.L.C.  dated as of June 1,  2001
         (Incorporated  by  reference  to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001)

10.4     Amended and Restated Advisory Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group,  L.L.C.,  dated
         October 4, 2000 (Incorporated by reference to Exhibit 10.1 to the  Company's  Form 10-Q for the quarterly period ended
         September 30, 2000)

10.5     Letter  Agreement  between Omega  Healthcare  Investors,  Inc. and Explorer Holdings,  L.P.  regarding  deferral  of dividends  and  waiver of certain provisions of Articles Supplementary pertaining to Series C Preferred Stock (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the quarterly period ended September 30, 2000)

10.6     Investment Agreement, dated as of October 30, 2001, by and between Omega Healthcare Investors, Inc. and Explorer Holdings,
         L.P.  (Incorporated by reference to Exhibit A to the Schedule 13D filed by Explorer Holdings, L.P. on October 30, 2001 with respect to the Company)

10.7     Letter  Agreement  between Omega  Healthcare  Investors,  Inc. and Explorer Holdings, L.P. dated January 15, 2002 amending the Investment Agreement dated October 30, 2001 by and between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P.
         (Incorporated by reference to Exhibit 10.44 to the Company's Amendment No. 3 to Form S-11 dated January 18, 2002)

10.8     Amended and Restated Stockholders Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated as of  February  21,  2002 (Incorporated  by reference to Exhibit 10.1 to the Company's Form 8-K dated March 4, 2002)

10.9     Amended and Restated Registration Rights Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc.,
         dated as of February 21, 2002  (Incorporated  by reference to Exhibit 10.2 to the Company's Form 8-K dated March 4, 2002)

10.10    Advisory  Letter  from the  Hampstead  Group,  L.L.C.  to Omega  Healthcare Investors,  Inc.,  dated  February 21, 2002
         (Incorporated  by reference to Exhibit 10.3 to the Company's Form 8-K dated March 4, 2002)

10.11    Loan Agreement by and among Omega  Healthcare  Investors,  Inc. and certain of its  subsidiaries,  the banks signatory hereto and Fleet Bank, N.A., as agent for such banks,  dated June 15, 2000  (Incorporated  by  reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)

10.12    Amendment No. 1 to Loan Agreement by and among Omega Healthcare  Investors, Inc. and certain of its subsidiaries, the banks signatory hereto and Fleet Bank, N.A., as agent for such banks (Incorporated by reference to Exhibit 10.11 of the Company's
         Form 10-K for the year ended December 31, 2000)

10.13    Amendment No. 2 to Loan Agreement by and among Omega Healthcare  Investors, Inc. and certain of its subsidiaries,  the banks signatory hereto and Fleet Bank,  N.A., as agent for such banks  (Incorporated by reference to Exhibit 10.12 of the
         Company's Form 10-K for the year ended December 31, 2000)

10.14    Amendment No. 3 to Loan Agreement by and among Omega Healthcare  Investors, Inc. and certain of its subsidiaries, the banks signatory hereto and Fleet Bank, N.A., as agent for such banks (Incorporated by reference to Exhibit 10.13 of the Company's
         Form 10-K for the year ended December 31, 2000)

10.15    Amendment No. 4 to Loan Agreement by and among Omega Healthcare  Investors, Inc. and certain of its subsidiaries, the banks signatory hereto and Fleet Bank, N.A., as agent for such banks (Incorporated by reference to Exhibit 10.42 of the Company's
         Amendment No. 2 to Form S-11 dated January 11, 2002)

10.16    Loan  Agreement by and among Omega Healthcare  Investors,  Inc., Sterling Acquisition Corp. and Delta Investors I, LLC, The
         Provident Bank, Agent and Various Lenders  Described Herein,  dated August 16, 2000  (Incorporated by reference  to Exhibit
         10.2 to the  Company's  Form 10-Q for the  quarterly period ended September 30, 2000)

10.17    Amendment No. 1 to Loan Agreement by and among Omega Healthcare  Investors, Inc., Sterling  Acquisition Corp. and Delta
         Investors I, LLC, The Provident Bank, Agent and Various Lenders Described Herein (Incorporated by reference to Exhibit
         10.22 to the Company's Form 10-K for the year ended December 31, 2000)

10.18    Amendment No. 2 to Loan Agreement by and among Omega Healthcare  Investors, Inc., Sterling  Acquisition Corp. and Delta
         Investors I, LLC, The Provident Bank, Agent and Various Lenders Described Herein (Incorporated by reference to Exhibit
         10.23 to the Company's Form 10-K for the year ended December 31, 2000)

10.19    Amendment No. 3 to Loan Agreement by and among Omega Healthcare  Investors, Inc., Sterling  Acquisition Corp. and Delta
         Investors I, LLC, The Provident Bank, Agent and Various Lenders Described Herein (Incorporated by reference to  Exhibit
         10.43 to the  Company's  Amendment  No. 2 to Form  S-11  dated January 11, 2002)

10.20    Settlement  and  Restructuring  Agreement  by and  among  Omega  Healthcare Investors,   Inc.  and  Sterling  Acquisition
         Corp,  and  Advocat,   Inc., Diversicare   Leasing  Corp.,   Sterling  Health  Care   Management   Inc., Diversicare
         Management Services Co. and Advocat Finance, Inc. dated October 1, 2000  (Incorporated  by reference to Exhibit 10.3 to the
         Company's  Form 10-Q for the quarterly period ended September 30, 2000)

10.21    Consolidated  Amended  and  Restated  Master  Lease by and  among  Sterling Acquisition Corp. and Diversicare Leasing
         Corporation, effective October 1, 2000 and dated November 8, 2000  (Incorporated by reference to Exhibit 10.4 to the
         Company's  Form 10-Q for the quarterly  period ended  September 30, 2000)

10.22    Amended and  Restated  Secured  Promissory  Note between  Omega  Healthcare Investors,  Inc. and Professional Health Care
         Management,  Inc. dated as of September  1,  2001  (Incorporated  by  reference  to  Exhibit  10.6 to the Company's 10-Q for the quarterly period ended September 30, 2001)

10.23    Settlement Agreement between Omega Healthcare Investors, Inc. Professional Health Care Management, Inc., Living Centers -
         PHCM, Inc. GranCare,  Inc., and  Mariner  Post-Acute  Network,  Inc.  dated  as of  September  1,  2001 (Incorporated  by reference to Exhibit 10.7 to the  Company's  10-Q for the quarterly period ended September 30, 2001)

10.24    Form of Directors and Officers  Indemnification  Agreement (Incorporated by reference to Exhibit  10.11 to the  Company's
         Form 10-Q for the  quarterly period ended June 30, 2000)

10.25    1993 Deferred  Compensation Plan,  effective March 2, 1993 (Incorporated by reference to Exhibit  10.16 to the  Company's
         Form 10-K for the year ended December 31, 1992)**

10.26    2000 Stock  Incentive  Plan  (Incorporated  by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)**

10.27    Amendment  to 2000 Stock  Incentive  Plan  (Incorporated  by  reference  to Exhibit 10.6 to the Company's Form 10-Q for the
         quarterly period ended June 30, 2000)**

10.28    Management  Services  Agreement  by and among Omega  Healthcare  Investors, Inc.,  Erickson  Capital Group, Inc. and Thomas
         Erickson dated October 1, 2000 (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended
         December 31, 2000)**

10.29    Employment  Agreement  between  Omega  Healthcare  Investors,  Inc.  and C. Taylor Pickett,  dated June 12, 2001
         (Incorporated by reference to Exhibit 10.2 to the  Company's  Form 10-Q for the  quarterly  period ended June 30, 2001)**

10.30    Employment Agreement between Omega Healthcare Investors, Inc. and R. Lee Crabill, Jr., dated July 30, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's  Form 10-Q for the quarterly  period ended  September 30, 2001)**

10.31    Employment Agreement between Omega Healthcare Investors, Inc. and Robert O. Stephenson, dated August 30, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's  Form 10-Q for the quarterly  period ended  September 30, 2001)**

10.32    Employment Agreement between Omega Healthcare Investors, Inc. and Daniel J. Booth, dated October 15, 2001 (Incorporated by reference to Exhibit 10.3 to the  Company's  Form 10-Q for the quarterly  period ended  September 30, 2001)**

10.33    Retention, Severance and Release Agreement between Omega Healthcare Investors, Inc. and F. Scott Kellman, dated
         October 9, 2001 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended
         September 30, 2001)**

10.34    Retention,   Severance  and  Release  Agreement  between  Omega  Healthcare Investors, Inc. and Laurence D. Rich, Dated
         August 1, 2001 (Incorporated by reference  to Exhibit  10.5 to the  Company's  Form 10-Q for the  quarterly period ended
         September 30, 2001)**

21       Subsidiaries of the Registrant*

23       Consent of Ernst & Young LLP*

---------

*        Exhibits which are filed herewith.

**       Management contract or compensatory plan, contract or arrangement.




                                   I-1 to I-3

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OMEGA HEALTHCARE INVESTORS, INC.

                                                By:  /s/ ROBERT O. STEPHENSON
                                                --------------------------------
                                                     Robert O. Stephenson
                                                     Chief Financial Officer

Dated:  March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

      Signatures                        Title                    Date
      ----------                        -----                    ----
PRINCIPAL EXECUTIVE OFFICER

/s/ C.  TAYLOR PICKETT           Chief Executive Officer     March 29, 2002
----------------------
    C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ ROBERT O. STEPHENSON         Chief Financial Officer     March 29, 2002
------------------------
    Robert O. Stephenson


      DIRECTORS

/s/ DANIEL A. DECKER             Chairman of the Board       March 29, 2002
--------------------
    Daniel A. Decker

/s/ THOMAS W. ERICKSON           Director                    March 29, 2002
----------------------
    Thomas W. Erickson

/s/ THOMAS F. FRANKE             Director                    March 29, 2002
--------------------
    Thomas F. Franke

/s/                              Director                    March 29, 2002
-------------------------
    Harold J. Kloosterman

/s/ BERNARD J. KORMAN            Director                    March 29 2002
---------------------
    Bernard J. Korman

/s/ EDWARD LOWENTHAL             Director                    March 29, 2002
--------------------
    Edward Lowenthal

/s/ CHRISTOPHER W. MAHOWALD      Director                    March 29, 2002
---------------------------
   Christopher W. Mahowald

/s/ DONALD J. MCNAMARA           Director                    March 29, 2002
----------------------
    Donald J. McNamara

/s/ STEPHEN D. PLAVIN            Director                    March 29, 2002
---------------------
    Stephen D. Plavin