Form 10-Q
period 2002-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2002-05-13
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                                       or
  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

                9690 Deereco Road, Suite 100, Timonium, MD 21093
                    (Address of principal executive offices)

                                 (410) 427-1700
                     (Telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                     No
    -----                                      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2002

    Common Stock, $.10 par value                          37,127,456
             (Class)                                  (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.
                                    FORM 10-Q
                                 March 31, 2002

                                      INDEX

                                                                      Page No.

PART I   Financial Information

Item 1.  Consolidated Financial Statements:

         Balance Sheets
             March 31, 2002 (unaudited)
             and December 31, 2001.......... .........................   2

         Statements of Operations (unaudited)
             Three-month period ended
             March 31, 2002 and 2001..................................   3

         Statements of Cash Flows (unaudited)
             Three-month period ended
             March 31, 2002 and 2001..................................   4

         Notes to Consolidated Financial Statements
             March 31, 2002 (unaudited)...............................   5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............   19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   23

PART II  Other Information

Item 1.  Legal Proceedings............................................   25

Item 2.  Changes in Securities and Use of Proceeds....................   25

Item 3.  Defaults Upon Senior Securities..............................   25

Item 4.  Submission of Matters to a Vote of Security Holders..........   26

Item 6.  Exhibits and Reports on Form 8-K.............................   27

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statement
                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                         March 31,         December 31,
                                                                                          2002                2001
                                                                                     ---------------      --------------
                                                                                        (Unaudited)         (See Note)
                                   ASSETS
Real estate properties
   Land and buildings at cost...................................................       $  686,953           $  684,848
   Less accumulated depreciation................................................         (105,113)            (100,038)
                                                                                     ---------------      --------------
      Real estate properties - net..............................................          581,840              584,810
   Mortgage notes receivable - net..............................................          191,252              195,193
                                                                                     ---------------      --------------
                                                                                          773,092              780,003
Other investments - net.........................................................           50,179               50,791
                                                                                     ---------------      --------------
                                                                                          823,271              830,794
Assets held for sale - net......................................................            7,317                7,396
                                                                                     ---------------      --------------
   Total Investments............................................................          830,588              838,190

Cash and cash equivalents.......................................................           44,559               11,445
Accounts receivable - net.......................................................            1,667                4,565
Other assets....................................................................            7,988                6,732
Operating assets for owned properties...........................................           30,156               29,907
                                                                                     ---------------      --------------
   Total Assets.................................................................       $  914,958           $  890,839
                                                                                     ===============      ==============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving lines of credit.......................................................       $  194,076           $  193,689
Unsecured borrowings............................................................          161,910              197,526
Other long-term borrowings......................................................           35,591               21,957
Accrued expenses and other liabilities..........................................           14,177               16,790
Operating liabilities for owned properties......................................            8,578               10,187
                                                                                     ---------------      --------------
   Total Liabilities............................................................          414,332              440,149

Preferred stock.................................................................          212,342              212,342
Common stock and additional paid-in capital.....................................          484,695              440,071
Cumulative net earnings.........................................................          170,348              165,891
Cumulative dividends paid.......................................................         (365,654)            (365,654)
Unamortized restricted stock awards.............................................             (116)                (142)
Accumulated other comprehensive loss............................................             (989)              (1,818)
                                                                                     ---------------      --------------
   Total Stockholders' Equity...................................................          500,626              450,690
                                                                                     ---------------      --------------
   Total Liabilities and Stockholders' Equity...................................       $  914,958           $  890,839
                                                                                     ===============      ==============

Note - The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (In Thousands, Except Per Share Amounts)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                     -----------------------------------
                                                                                           2002                 2001
                                                                                     ---------------      --------------
Revenues
   Rental income................................................................       $   15,431           $   16,021
   Mortgage interest income.....................................................            5,412                5,678
   Other investment income - net................................................            1,103                1,258
   Nursing home revenues of owned and operated assets...........................           21,748               45,997
   Miscellaneous................................................................              230                  223
                                                                                     ---------------      --------------
                                                                                           43,924               69,177
                                                                                     ---------------      --------------
Expenses
   Nursing home expenses of owned and operated assets...........................           23,700               46,450
   Depreciation and amortization................................................            5,326                5,541
   Interest.....................................................................            8,166                9,672
   General and administrative...................................................            1,719                2,349
   Legal........................................................................              855                  951
   State taxes..................................................................              129                  106
   Adjustment of derivatives to fair value......................................             (400)                 482
                                                                                     ---------------      --------------
                                                                                           39,495               65,551
                                                                                     ---------------      --------------

Earnings before gain on assets sold and gain on early extinguishment of debt....            4,429                3,626
Gain on assets sold - net.......................................................                -                  619
Gain on extinguishment of debt..................................................               28                  248
                                                                                     ---------------      --------------
Net earnings....................................................................            4,457                4,493
Preferred stock dividends.......................................................           (5,029)              (4,908)
                                                                                     ---------------      --------------

Net loss available to common....................................................       $     (572)          $     (415)
                                                                                     ===============      ==============
Loss per common share:
   Net loss per share - basic...................................................       $    (0.02)          $    (0.02)
                                                                                     ===============      ==============
   Net loss per share - diluted.................................................       $    (0.02)          $    (0.02)
                                                                                     ===============      ==============
Dividends declared and paid per common share....................................       $        -           $        -
                                                                                     ===============      ==============
Weighted-Average Shares Outstanding, Basic......................................           27,421               20,013
                                                                                     ===============      ==============

Weighted-Average Shares Outstanding, Diluted....................................           27,421               20,013
                                                                                     ===============      ==============

Components of other comprehensive income:
   Unrealized gain on Omega Worldwide, Inc......................................       $      547           $        -
                                                                                     ===============      ==============
   Unrealized gain (loss) on hedging contracts..................................       $      283           $     (354)
                                                                                     ===============      ==============
Total comprehensive income......................................................       $    5,287                4,139
                                                                                     ===============      ==============

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                     -----------------------------------
                                                                                           2002                 2001
                                                                                     ---------------      --------------
Operating activities
Net earnings....................................................................       $    4,457           $    4,493
  Adjustment to reconcile net earnings to cash provided by operating activities:
    Depreciation and amortization...............................................            5,326                5,541
    Gain on assets sold - net...................................................                -                 (619)
    Gain on early extinguishment of debt........................................              (28)                (248)
    Adjustment of derivatives to fair value.....................................             (400)                 482
    Other.......................................................................              630                  603
Net change in accounts receivable for Owned and Operated assets - net...........           (1,398)              (1,702)
Net change in accounts payable for Owned and Operated assets....................           (1,658)                 359
Net change in other Owned and Operated assets and liabilities...................            1,197                  811
Net change in operating assets and liabilities..................................            2,064                  739
                                                                                     ---------------      --------------
Net cash provided by operating activities.......................................           10,190               10,459
                                                                                     ---------------      --------------

Cash flows from financing activities
Proceeds from revolving lines of credit - net...................................              387               10,000
Proceeds from long-term borrowings - net........................................           13,635                    -
Payments of long-term borrowings................................................          (35,616)             (18,778)
Receipts from Dividend Reinvestment Plan........................................                1                    9
Proceeds from rights offering and private placement - net.......................           44,600                    -
Deferred financing costs paid...................................................           (1,547)                (370)
Other...........................................................................               23                  (45)
                                                                                     ---------------      --------------
Net cash provided by (used in) financing activities.............................           21,483               (9,184)
                                                                                     ---------------      --------------

Cash flow from investing activities
Proceeds from sale of real estate investments - net.............................                -                1,230
Capital improvements and funding of other investments - net.....................             (501)              (3,167)
Collection of mortgage principal................................................            1,942                  421
                                                                                     ---------------      --------------
Net cash provided by (used in) investing activities.............................            1,441               (1,516)
                                                                                     ---------------      --------------
Increase (decrease) in cash and cash equivalents................................           33,114                 (241)
Cash and cash equivalents at beginning of period................................           11,445                7,172
                                                                                     ---------------      --------------
Cash and cash equivalents at end of period......................................       $   44,559           $    6,931
                                                                                     ===============      ==============

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.

Note B - Properties

     In the ordinary course of our business activities, we periodically evaluate investment opportunities and extend credit to customers. We also regularly engage in lease and loan extensions and modifications. Additionally, we actively monitor and manage our investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, we engage in various collection and foreclosure activities.

     When we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding, and do not immediately re-lease the properties to new operators, the assets are included on the balance sheet as "real estate properties," and the value of such assets is reported at the lower of cost or fair value (See "Owned and Operated Assets" below). Additionally, when a formal plan to sell real estate is adopted and an agreement is imminent, the real estate is classified as "Assets Held for Sale," with the net carrying amount adjusted to the lower of cost or fair value, less cost of disposal.

     Upon adoption of FASB 144 as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations on our financial statements.

     A summary of the number of properties by category for the quarter ended March 31, 2002 follows:

                                                                                             Total
                                      Purchase/                        Owned &            Healthcare        Held for
       Facility Count                 Leaseback       Mortgages       Operated            Facilities          Sale         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001.....         137             71              33                   241              8             249
Properties transferred to
  Held for Sale..................           -              -               -                     -              -               -
Properties transferred to
  Owned & Operated...............           -              -               -                     -              -               -
Properties Sold /
  Mortgages Paid.................           -             (1)              -                    (1)             -              (1)
Transition Leasehold Interest....           -              -              (5)                   (5)             -              (5)
Properties Leased /
  Mortgages Placed...............           -              -               -                     -              -               -
Properties transferred to
  Purchase / Leaseback...........          10             (1)             (9)                    -              -               -
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2002......         147             69              19                   235              8             243
====================================================================================================================================

       Gross Investment
---------------------------------
Balance at December 31, 2001.....   $ 604,777      $ 195,193       $  80,071             $ 880,041        $ 7,396       $ 887,437
Properties transferred to
  Held for Sale..................           -              -               -                     -              -               -
Properties transferred to
  Owned & Operated...............           -              -               -                     -              -               -
Properties Sold /
  Mortgages Paid.................           -         (1,501)              -                (1,501)             -          (1,501)
Transition Leasehold Interest....           -              -               -                     -              -               -
Properties Leased /
  Mortgages Placed...............           -              -               -                     -              -               -
Properties transferred to
  Purchase / Leaseback...........      45,147         (2,000)        (43,147)                    -              -               -
Capex and other..................          76           (440)             29                  (335)           (79)           (414)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2002......   $ 650,000      $ 191,252       $  36,953             $ 878,205        $ 7,317       $ 885,522
====================================================================================================================================

Real Estate Disposition

     During the three-month period ending March 31, 2002, we leased 13 properties, previously classified as Owned and Operated Assets, to new operators. We entered into agreements to lease four Arizona facilities to subsidiaries of Infinia Health Care Companies ("Infinia") and to sublease four other Arizona facilities to the same party. The agreements initially began as management arrangements, effective March 1, 2002, and convert into leases upon Infinia and us obtaining various approvals. The terms for the four Arizona leases and four subleases are ten years and three years, respectively, with an initial combined annual net rent payment of $1.02 million. Also on March 1, 2002, we leased four facilities in Massachusetts to subsidiaries of Harborside Healthcare Corporation. The initial lease term for the four properties is ten years with an initial annual rent payment of $1.675 million. We leased one additional facility on March 1, 2002, for an initial annual rent of $0.38 million. Additionally, on February 1, 2002, the leasehold interest in one facility was terminated by the landlord, bringing the total number of Owned and Operated Assets down from 33 at December 31, 2001 to 19 at March 31, 2002.

     There were no real estate dispositions during the three-month period ending March 31, 2002. For the three-month period ended March 31, 2001, we disposed of four facilities, including three Indiana facilities (previously included in owned and operated assets) and one Massachusetts facility (previously included in assets held for sale).

Note and Mortgages Receivable

     Mortgage interest income is recognized as earned over the terms of the related mortgage notes. Reserves are taken against earned revenues from mortgage interest when collection of amounts due become questionable or when negotiations for restructurings or troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, mortgage interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits. No provision for loss on mortgages or notes receivable was recorded during the three-month periods ended March 31, 2002 and 2001, respectively.

     On February 1, 2001, four Michigan facilities, previously operated by Professional Health Care Management ("PHCM") and subject to our pre-petition mortgage, were transferred by PHCM to a new operator who paid for the facilities by execution of a promissory note that has been assigned to us. PHCM was given a $4.5 million credit on February 1, 2001 and an additional $3.5 million credit on September 1, 2001, both against the PHCM loan balance in exchange for the assignment of the promissory note to us. The promissory note is secured by a first mortgage on the four facilities. Following the closing of the settlement agreement, the outstanding principal balance on the PHCM loan was approximately $59.7 million.

Owned and Operated Assets

     At March 31, 2002, we own 19 facilities that were recovered from customers and are operated for our own account. These facilities have 1,567 beds and are located in seven states. During the three-month period ended March 31, 2002, we leased or subleased 13 properties previously classified as Owned and Operated to three third-party operators. In addition, one leasehold interest was transferred to a new operator with the owner's consent (See "Real Estate Dispositions" above).

     We intend to operate these owned and operated assets for our own account until such time as these facilities' operations are stabilized and are re-leasable or saleable at lease rates or sale prices that maximize the value of these assets to us. In certain instances, we might determine that the best course of action is to close a facility in the event its future prospects appear limited. As a result, these facilities and their respective operations are presented on a consolidated basis in our financial statements. See Note J - Subsequent Events.

     The revenues, expenses, assets and liabilities included in our condensed consolidated financial statements which relate to such owned and operated assets are set forth in the table below. Nursing home revenues from these owned and operated assets are recognized as services are provided. The amounts shown in the consolidated financial statements are not comparable, as the number of Owned and Operated facilities and the timing of the foreclosures and re-leasing activities have occurred at different times during the periods presented.

     The  revenues,   expenses,  assets  and  liabilities  in  our  consolidated financial statements which related to our owned and operated assets are as follows:

                                                       Three Months Ended,
                                                           March 31,
                                                --------------------------------
                                                     2002               2001
                                                --------------------------------
                                                            Unaudited
                                                         (In Thousands)

Revenues(1)
Medicaid....................................      $  13,503          $  27,240
Medicare....................................          4,257             11,190
Private & Other.............................          3,988              7,567
                                                --------------------------------
   Total Revenues...........................         21,748             45,997
                                                --------------------------------
Expenses
Patient Care Expenses.......................         15,278             33,153
Administration..............................          4,502              6,535
Property & Related..........................          1,592              3,214
                                                --------------------------------
   Total Expenses...........................         21,372             42,902

Contribution Margin.........................            376              3,095

Management Fees.............................          1,200              2,449
Rent........................................          1,128              1,099
                                                --------------------------------
EBITDA(2)...................................      $  (1,952)         $    (453)
                                                ================================

(1) Nursing home revenues from these owned and operated assets are recognized as services are provided.

(2) EBITDA represents earnings before interest, income taxes, depreciation and amortization. We consider it to be a meaningful measure of performance of our Owned and Operated Assets. EBITDA, in and of itself, does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity, and is not necessarily indicative of cash available to fund cash needs.

                                 (In Thousands)

                                                  March 31,         December 31,
                                                     2002               2001
                                               --------------------------------
                                                 (Unaudited)
             ASSETS
Cash........................................      $   7,772          $   6,549
Accounts Receivable - net...................         28,519             27,121
Other Current Assets........................          1,429              2,125
                                                --------------------------------
   Total Current Assets.....................         37,720             35,795
                                                --------------------------------

Investment in Leasehold - net...............            208                661

Land and Buildings..........................         36,953             80,071
Less Accumulated Depreciation...............         (4,196)            (8,647)
                                                --------------------------------
Land and Buildings - net....................         32,757             71,424
                                                --------------------------------
TOTAL ASSETS................................      $  70,685          $ 107,880
                                                ================================

          LIABILITIES
Accounts Payable............................      $   3,158          $   4,816
Other Current Liabilities...................          5,420              5,371
                                                --------------------------------
   Total Current Liabilities................          8,578             10,187
                                                --------------------------------

TOTAL LIABILITIES...........................      $   8,578          $  10,187
                                                ================================


     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $6.9 million at March 31, 2002 and $8.3 million at December 31, 2001.

Assets Held for Sale

     At March 31, 2002, the carrying value of assets held for sale totaled $7.3 million (net of impairment reserves of $10.6 million). We intend to sell the remaining facilities as soon as practicable. There can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets.

Segment Information

     The following tables set forth the reconciliation of operating results and total assets for our reportable segments for the three-month periods ended March 31, 2002 and March 31, 2001.

                                                                    For the three months ended March 31, 2002
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                     Unaudited
                                                                                   (In Thousands)
Operating Revenues.................................    $  20,843          $  21,748           $      -            $  42,591
Operating Expenses.................................            -            (23,700)                 -              (23,700)
                                                    --------------------------------------------------------------------------------
   Net operating income............................       20,843             (1,952)                 -               18,891
Adjustments to arrive at net income:
   Other revenues..................................            -                  -              1,333                1,333
   Interest expense................................            -                  -             (8,166)              (8,166)
   Depreciation and amortization...................       (4,606)              (515)              (205)              (5,326)
   General and administrative......................            -                  -             (1,719)              (1,719)
   Legal...........................................            -                  -               (855)                (855)
   State Taxes.....................................            -                  -               (129)                (129)
   Adjustment of derivatives to fair value.........            -                  -                400                  400
                                                    --------------------------------------------------------------------------------
                                                          (4,606)              (515)            (9,341)             (14,462)
                                                    --------------------------------------------------------------------------------
Income (loss) before gain on early extinguishment
   of debt.........................................       16,237             (2,467)            (9,341)               4,429
Gain on early extinguishment of debt...............            -                  -                 28                   28
Preferred dividends................................            -                  -             (5,029)              (5,029)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common..............    $  16,237          $  (2,467)          $(14,342)           $    (572)
                                                    ================================================================================

Total Assets.......................................    $ 740,335          $  78,002           $ 96,621            $ 914,958
                                                    ================================================================================

                                                                    For the three months ended March 31, 2001
                                                    --------------------------------------------------------------------------------
                                                                          Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                      ------------------------------------------------------------------------------
                                                                                     Unaudited
                                                                                   (In Thousands)
Operating Revenues.................................    $  21,699          $  45,997           $      -            $  67,696
Operating Expenses.................................            -            (46,450)                 -              (46,450)
                                                    --------------------------------------------------------------------------------
   Net operating income............................       21,699               (453)                 -               21,246
Adjustments to arrive at net income:
   Other revenues..................................            -                  -              1,481                1,481
   Interest expense................................            -                  -             (9,672)              (9,672)
   Depreciation and amortization...................       (4,324)              (996)              (221)              (5,541)
   General and administrative......................            -                  -             (2,349)              (2,349)
   Legal...........................................            -                  -               (951)                (951)
   State Taxes.....................................            -                  -               (106)                (106)
   Adjustment of derivatives to fair value.........            -                  -               (482)                (482)
                                                    --------------------------------------------------------------------------------
                                                          (4,324)              (996)           (12,300)             (17,620)
                                                    --------------------------------------------------------------------------------
Income (loss) before gain on assets sold and gain
   on early extinguishment of debt.................       17,375             (1,449)           (12,300)               3,626
Gain on assets sold - net..........................            -                619                  -                  619
Gain on early extinguishment of debt...............            -                  -                248                  248
Preferred dividends................................            -                  -             (4,908)              (4,908)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common..............    $  17,375          $    (830)          $(16,960)           $    (415)
                                                    ================================================================================

Total Assets.......................................    $ 724,744          $ 160,777           $ 61,152            $ 946,673
                                                    ================================================================================


Note C - Concentration of Risk and Related Issues

     As of March 31, 2002, our portfolio of domestic investments consisted of 235 healthcare facilities, located in 28 states and operated by 37 third-party operators. Our gross investment in these facilities, before reserve for uncollectible loans, totaled $881.9 million at March 31, 2002, with 97.3% of our real estate investments related to long-term care facilities. This portfolio is made up of 145 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate, participating and convertible participating mortgages on 69 long-term healthcare facilities and 12 long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for our own account. In addition, seven facilities subject to third-party leasehold interests are included in Other Investments. We also hold miscellaneous investments and closed healthcare facilities held for sale of approximately $57.5 million at March 31, 2002, including $22.3 million related to two non-healthcare facilities leased by the United States Postal Service, a $7.9 million investment in Omega Worldwide, Inc., Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company and Principal Healthcare Finance Trust, an Australian Unit Trust, and $14.7 million of notes receivable, net of allowance.

     Approximately 66.6% of our real estate investments are operated by seven public companies, including Sun Healthcare Group, Inc. (24.8%), Integrated Health Services, Inc. ("IHS") (18.1%, including 10.2% as the manager for and 50% owner of Lyric Health Care LLC), Advocat, Inc. (12.1%), Mariner Post-Acute Network (6.8%), Alterra Healthcare Corporation ("Alterra") (3.9%), Kindred Healthcare, Inc. ("Kindred") (formerly known as Vencor Operating, Inc.) (0.8%), and Genesis Health Ventures, Inc. ("Genesis") (0.1%). At March 31, 2002, Kindred and Genesis manage facilities for our own account that are included in Owned and Operated Assets. The two largest private operators represent 3.6% and 2.6%, respectively, of investments. No other operator represents more than 2.6% of investments. The three states in which we have our highest concentration of investments are Florida (16.1%), California (7.6%) and Illinois (7.5%).

Government  Healthcare  Regulation,  Reimbursements  and Industry  Concentration
Risks

     Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as the facilities owned and operated for our account, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial changes.

     In addition, private payors, including managed care payors, are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Efforts to impose greater discounts and more stringent cost controls are expected to continue. Any changes in reimbursement policies that reduce reimbursement levels could adversely affect the amounts we receive with respect to our owned and operated portfolio and the revenues of our lessees and mortgagors and thereby adversely affect those lessees' and mortgagors' abilities to make their monthly lease or debt payments to us.

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

     Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that the lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less. It is particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses.

Potential Risks from Bankruptcies

     Our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease ("Master Lease") covering all of that operator's facilities. Although each lease or Master Lease provides that we may terminate the Master Lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978 ("Bankruptcy Act") provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Act, or a debtor-in-possession in a reorganization, has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee, in reorganization, were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible to determine at this time whether or not any of our leases or Master Leases contains any such provision. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years.

     Generally, with respect to our mortgage loans, the imposition of an automatic stay under the Bankruptcy Act precludes us from exercising foreclosure or other remedies against the debtor. Pre-petition creditors generally do not have rights to the cash flows from the properties underlying the mortgages. The timing of the collection from mortgagors in bankruptcy depends on negotiating an acceptable settlement with the mortgagor (and subject to approval of the bankruptcy court) or the order of the bankruptcy court in the event a negotiated settlement cannot be achieved. A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption or rejection because it is not an executory contract or a lease. Second, the mortgagee's loan may be divided into (1) a secured loan for the portion of the mortgage debt that does not exceed the value of the property and
(2) a general unsecured loan for the portion of the mortgage debt that exceeds the value of the property. A secured creditor such as ourselves is entitled to the recovery of interest and costs only if, and to the extent that, the value of the collateral exceeds the amount owed. If the value of the collateral exceeds the amount of the debt, interest and allowed costs may not be paid during the bankruptcy proceeding, but accrue until confirmation of a plan of reorganization or such other time as the court orders. If the value of the collateral held by a senior creditor is less than the secured debt, interest on the loan for the time period between the filing of the case and confirmation may be disallowed. Finally, while a lease generally would either be rejected or assumed with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and timing of principal payments, may be modified if the debtor is able to affect a "cramdown" under the Bankruptcy Act.

     The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, some significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. In order to protect our investments, we may take possession of a property or even become licensed as an operator, which might expose us to successor liability to government programs or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses. Third-party payors may also suspend payments to us following foreclosure until we receive the required licenses to operate the facilities. Should such events occur, our income and cash flow from operations would be adversely affected.

Risks Related to Owned and Operated Assets

     As a consequence of the financial difficulties encountered by a number of our operators, we have recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. During 2002, a number of companies were actively marketing portfolios of similar assets and, in light of the market conditions in the long-term care industry generally, it has become more difficult both to sell such properties and for potential buyers to obtain financing to acquire such properties.

     We are typically required to hold applicable licenses and are responsible for the regulatory compliance at our owned and operated facilities. Our management contracts with third-party operators for these properties provide that the third-party operator is responsible for regulatory compliance, but we could be sanctioned for violation of regulatory requirements. In addition, the risk of third-party claims such as patient care and personal injury claims may be higher with respect to our owned and operated properties as compared with our leased and mortgaged assets.

Recent Developments

     During the quarter, we completed a renegotiated transaction with Alterra, whereby we will take back two facilities in June 2002, and Alterra agreed to pay us a fee of approximately $0.7 million and monthly rental payments of $187,000 in 2002, increasing to $268,000 per month in 2003. The total gross investment in the properties leased to Alterra is $34.1 million, including $6.2 million for the two facilities that are to be taken back. We currently expect these two facilities to be leased to a new operator or marketed for sale.

     In January 2002, Integrated Health Services, Inc., and its affiliate, Lyric Health Care LLC, resumed payment of rents and mortgage interest to us at reduced rates. We are currently negotiating with IHS to reach a permanent restructuring agreement or to transition the facilities to a new operator or operators.

     As of March 31, 2002, affiliates of Alden Management, Inc. ("Alden") were delinquent in paying their lease and escrow payments on the four facilities they lease from us. Alden has indicated the delinquency is the result of the State of Illinois being behind in the processing of Medicaid reimbursements. Discussions on ways to address past due amounts are continuing.

Note D - Dividends

     In order to qualify as a real estate investment trust ("REIT"), we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.

     On February 1, 2001, we announced the suspension of all common and preferred dividends. This action was intended to preserve cash to facilitate our ability to obtain financing to fund the 2002 debt maturities. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain our REIT status for 2001 and intend to satisfy such requirements under the REIT rules for 2002. The accumulated and unpaid dividends relating to all series of preferred stocks total $24.9 million as of March 31, 2002.

     On March 30, 2001, we exercised our option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated deferral fee by issuing 48,420 Series C preferred shares to Explorer Holdings, L.P. ("Explorer") on April 2, 2001, which are convertible into 774,722 shares of our common stock at $6.25 per share. Such election resulted in an increase in the aggregate liquidation preference of Series C Preferred Stock as of April 2, 2001 to $104,842,000, including accrued dividends through that date. Dividends paid in stock to a specific class of stockholders, such as our payment of our Series C preferred stock in April 2001, constitute dividends eligible for the 2001 dividends paid deduction.

Note E - Earnings Per Share

     The computation of basic earnings per share is determined based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and the assumed conversion of the Series C Preferred Stock.

Note F - Omega Worldwide, Inc.

     As of March 31, 2002, we hold a $5.0 million investment in Omega Worldwide, Inc. ("Worldwide"), represented by 1.16 million shares of common stock and 0.3 million shares of preferred stock. We also hold a $1.6 million investment in Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company, and a $1.3 million investment in Principal Healthcare Finance Trust, an Australian Unit Trust

Note G - Litigation

     We are subject to various legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, we believe that the outcome of each lawsuit claim or legal preceding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

     On June 21, 2000, we were named as a defendant in certain litigation brought against us by Madison/OHI Liquidity Investors, LLC ("Madison"), a customer that claims that we have breached and/or anticipatorily breached a commercial contract. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors of Madison's obligations to us. Madison claims damages as a result of the alleged breach of approximately $700,000. Madison seeks damages as a result of the claimed anticipatory breach in an amount ranging from $15 - $28 million or, in the alternative, Madison seeks specific performance of the contract as modified by a course of conduct that Madison alleges developed between Madison and us. We contend that Madison is in default under the contract in question. We believe that the litigation is meritless. We continue to vigorously defend the case and have filed counterclaims against Madison and the guarantors seeking repayment of approximately $10.2 million, including default interest, which Madison owes us, as well as damages resulting from the conversion of the collateral securing our loan. The trial in this matter is set for July 22, 2002. The financial statements do not contain any adjustments relating to the ultimate outcome due to the uncertainty of such outcome.

Note H - Borrowing Arrangements

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. The amendments became effective as of the closing of the rights offering and private placement to Explorer on February 21, 2002. The amendments included modifications and/or eliminations to certain financial covenants.

     The amendment regarding our $175.0 million revolving credit facility included a one-year extension in maturity from December 31, 2002 to December 31, 2003 and a reduction in the total commitment from $175.0 million to $160.0 million. Amounts up to $150.0 million may be drawn upon to repay the maturing 6.95% Notes due June 2002.

     As part of the amendment regarding our $75.0 million revolving credit facility, we prepaid $10.0 million in December 2001, originally scheduled to mature in March 2002. This voluntary prepayment results in a permanent reduction in the total commitment, thereby reducing the credit facility to $65.0 million.

     Our $160.0 million secured revolving line of credit facility expires on December 31, 2003. Borrowings under this facility bear interest at 2.50% to 3.25% over London Interbank Offer Rate ("LIBOR") through December 31, 2002 and 3.00% to 3.25% over LIBOR after December 31, 2002. Borrowings of approximately $129.4 million were outstanding as of March 31, 2002. Additionally, $13.4 million of letters of credit were outstanding against this credit facility at March 31, 2002. These letters of credit were collateral for certain long-term borrowings and Owned and Operated insurance programs. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 5.52% at March 31, 2002. Cost for the letters of credit range from 2.50% to 3.25%, based on our leverage ratio. Real estate investments with a gross book value of approximately $239.8 million are pledged as collateral for this revolving line of credit facility at March 31, 2002.

     Our $65.0 million line of credit facility expires on June 30, 2005. Borrowings under this facility bear interest at 2.50% and 3.75% over LIBOR, based on our leverage ratio and collateral assignment. Borrowings of approximately $64.7 million were outstanding at March 31, 2002. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 5.76% at March 31, 2002. Real estate investments with a gross book value of approximately $117.1 million are pledged as collateral for this revolving line of credit facility at March 31, 2002.

     During the three-month period ended March 31, 2002, we repurchased $35.6 million of our 6.95% Notes maturing in June 2002. At March 31, 2002, $61.9 million of these notes remain outstanding with a June 2002 maturity (See Note J
- Subsequent Events).

Note I - Effect of New Accounting Pronouncements

     We utilize interest rate swaps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 2000. We adopted the new Statement effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     At March 31, 2002, we had two interest rate swaps with notional amounts of $32.0 million each, based on 30-day LIBOR. Under the terms of the first agreement, which expires in December 2003, we receive payments when LIBOR exceeds 6.35% and pay the counterparty when LIBOR is less than 6.35%. At March 31, 2002, 30-day LIBOR was 1.90%. This interest rate swap was extended to December 2003 at the option of the counterparty and therefore does not qualify for hedge accounting under FASB No. 133. The fair value of this swap at March 31, 2002 and December 31, 2001 was a liability of $917,004 and $1,316,566, respectively.

     The initial liability at January 1, 2001 was recorded as a transition adjustment in other comprehensive income and was recognized over the initial term of the swap ending December 31, 2001. Such amortization for the three month-period ended March 31, 2002 and 2001 was $0 and $87,836, respectively. The change in fair market of $399,562 and $393,794 for the three-month periods ending March 31, 2002 and 2001, respectively, along with the amortization are included in charges for derivative accounting in our Consolidated Statement of Operations.

     Under the second agreement, which expires December 31, 2002, we receive payments when LIBOR exceeds 4.89% and pay the counterparty when LIBOR is less than 4.89%. The fair value of this interest rate swap at March 31, 2002 and December 31, 2001 was a liability of $566,061 and $849,122, respectively. The change in fair market of $283,061 and $90,043 for the three-month periods ending March 31, 2002 and 2001, respectively, are included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in our Consolidated Balance Sheet at March 31, 2002 and December 31, 2001.

Note J - Subsequent Events

     In April 2002, we purchased $27.0 million of 6.95% Notes due June 2002. As of the date of this report, the remaining balance on the 6.95% Notes due June 2002 is $34.9 million.

     Also in April 2002, we closed a 120-bed nursing facility in Texarkana, Texas. We have recently instructed the managers of two other facilities in Massachusetts to begin the necessary steps to close each of those facilities.

     On May 1, 2002, we entered into a Master Lease to lease three facilities in Colorado to Conifer Care Communities. The initial term of the lease is 4.7 years with three options to renew for four years each. The initial annual rent payment is approximately $375,000. As a result of the three re-leased facilities and the three announced facility closings, the total number of Owned and Operated Assets is expected to decline by six, leaving 13 remaining facilities.

     Since dividends on the Series A and Series B Preferred Stock are in arrears for more than 18 months as of April 30, 2002, the holders of the Series A and Series B Preferred Stock (voting together as a single class) have the right to elect two additional directors to our Board of Directors in accordance with the terms of the Series A and Series B Preferred Stock and our Bylaws. Explorer, the sole holder of the Series C Preferred Stock, also has the right to elect two other additional directors to our Board of Directors in accordance with the terms of the Series C Preferred Stock and our Bylaws. We are not aware of any action by holders of our preferred stock to elect additional directors pursuant to the procedures set forth in the terms of the preferred stock and our Bylaws. Explorer, without waiving its rights under the terms of the Series C Preferred Stock or the Stockholders Agreement, has advised us that it is not currently seeking the election of the two additional directors resulting from the Series C dividend arrearage unless the holders of the Series A and Series B Preferred Stock seek to elect additional directors.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements. These statements relate to our expectations regarding our beliefs, intentions, plans, objectives, goals, strategies our future events or performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward looking terminology such as "may", "will", "anticipates", "expects", "believes", "intends", "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this report and only speak as of the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in such forward-looking statements as a result of a variety of factors, including, among other things: (i) our ability to dispose of assets held for sale on a timely basis and at appropriate prices;
(ii) uncertainties relating to the operation of our Owned and Operated Assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels; (iii) the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages, and impede our ability to collect unpaid rent or interest during a bankruptcy proceeding and retain security deposits for the debtor's obligations; (iv) the availability and cost of capital; (v) regulatory and other changes in the healthcare sector; (vi) our ability to manage, re-lease or sell its owned and operated facilities; (vii) competition in the financing of healthcare facilities; (viii) the effect of economic and market conditions generally, and particularly in the healthcare industry; (ix) changes in interest rates; (x) the amount and yield of any additional investments; (xi) changes in tax laws and regulations affecting real estate investment trusts; (xii) access to the capital markets and the cost of capital; (xiii) changes in the ratings of our debt securities; and (xiv) the risk factors discussed in Note C - Concentration of Risk and Related Issues.

Results of Operations

     The following is a discussion of our consolidated results of operations, financial position and liquidity and capital resources which should be read in conjunction with the consolidated financial statements and accompanying notes. (See Note B - Properties and Note C - Concentration of Risk and Related Issues).

     Revenues for the three-month period ending March 31, 2002 totaled $43.9 million, a decrease of $25.3 million over the period ending March 31, 2001. Excluding nursing home revenues of Owned and Operated Assets, revenues were $22.2 for the three-month period ending March 31, 2002, a decrease of $1.0 million from the comparable prior year period.

     Rental income for the three-month period ending March 31, 2002 was $15.4 million, a decrease of $0.6 million over the same period in 2001. The decrease is due to $2.1 million from reductions in lease revenue due to foreclosures, bankruptcies and restructurings. This decrease is offset by $0.2 million relating to contractual increases in rents that became effective in 2002 and $1.3 million relating to assets previously classified as owned and operated.

     Mortgage interest income for the three-month period ending March 31, 2002 totaled $5.4 million, a decrease of $0.3 million over the same period in 2001. The decrease is due to reduced investments resulting from the payoffs of mortgage notes ($0.7 million) offset by $0.4 million of new investments placed in 2001.

     Nursing home revenues of owned and operated assets for the three-month period ending March 31, 2002 totaled $21.7 million, a decrease of $24.3 million over the same period in 2001. This is principally due to a decreased number of operated facilities versus the same period in 2001. (19 at March 31, 2002, compared with 66 at March 31, 2001).

     Expenses for the three-month period ending March 31, 2002 totaled $39.5 million, a decrease of $26.1 million compared with expenses of $65.6 million for the three-month period ending March 31, 2001. Excluding nursing home expenses of owned and operated assets, expenses were $15.9 million versus $19.1 million for the same period in 2001.

     Nursing home expenses for owned and operated assets for the three-month period ending March 31, 2002 decreased by $22.8 million versus the same period in 2001. This is primarily a result of a decreased number of facilities versus the same period in 2001

     The provision for depreciation and amortization totaled $5.3 million for the three-month period ending March 31, 2002. This decrease of $0.2 million is primarily due to assets sold in 2001 and lower depreciable values due to impairment charges on owned and operated properties recorded during 2001.

     Interest expense for the three-month period ending March 31, 2002 was approximately $8.2 million compared with $9.7 million for the same period in 2001. The decrease in the first quarter of 2002 is primarily due to $51.0 million of reduced total outstanding debt versus the same period in 2001.

     General and administrative expenses for the three-month period ending March 31, 2002, totaled $1.7 million compared to $2.3 million for the same period in 2001, a decrease of $0.6 million. The decrease is due to a reduction in staffing, as well as a reduction in consulting costs related to our owned and operated facilities.

     Legal expenses for the three-month period ending March 31, 2002 totaled $0.9 million, a decrease of $0.1 million, as compared with the same time period in 2001. This decrease is due to a reduction in costs associated with restructuring and releasing of our owned and operated assets.

     There were no real estate dispositions during the three-month period ending March 31, 2002. For the three-month period ended March 31, 2001, we disposed of four facilities, including three Indiana facilities (previously included in owned and operated assets) and one Massachusetts facility (previously included in assets held for sale).

     Funds from operations ("FFO") for the three-month period ending March 31, 2002 was $4.3 million, a reduction of $0.4 million as compared with $4.7 million for the same period in 2001 due to results described above. Fully diluted FFO was $6.9 million for the three-month period ending March 31, 2002, a reduction of $0.3 million, as compared with the $7.2 million for the same period in 2001. FFO is defined as net earnings available to common stockholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Diluted FFO and FFO are adjusted for the assumed conversion of Series C Preferred Stock and the exercise of in-the-money stock options. We consider FFO to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt, to make capital expenditures and to pay dividends to its stockholders. FFO, in and of itself, does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     No provision for federal income taxes has been made since we continue to qualify as a REIT under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, we have not been subject to federal income taxes on amounts distributed to stockholders, since we have distributed at least 90% of our REIT taxable income for taxable year 2001 (95% prior to 2001) and have met certain other conditions.

Portfolio Developments

     In February 2002, we completed a renegotiated transaction with Alterra, whereby we will take back two facilities in June 2002, and Alterra agreed to pay us a fee of approximately $0.7 million and monthly rental payments of $187,000 in 2002, increasing to $268,000 per month in 2003. The total gross investment in the properties leased to Alterra is $34.1 million, including $6.2 million for the two facilities that are to be taken back. We currently expect these two facilities to be leased to a new operator or marketed for sale.

     In January, 2002 Integrated Health Services, Inc., and its affiliate, Lyric Health Care LLC, resumed payment of rents and mortgage interest to us at reduced rates. We are currently negotiating with IHS to reach a permanent restructuring agreement or to transition the facilities to a new operator or operators.

     As of March 31, 2002, affiliates of Alden Management, Inc. were delinquent in paying their lease and escrow payments on the four facilities they lease from us. Alden has indicated the delinquency is the result of the State of Illinois being behind in the processing of Medicaid reimbursements. Discussions on ways to bring their past due amounts current are continuing.

Liquidity and Capital Resources

     At March 31, 2002, we had total assets of $915.0 million, stockholders' equity of $500.6 million and debt of $391.6 million, representing approximately 43.9% of total capitalization. In addition, as of March 31, 2002, we had an aggregate of $62.5 million of outstanding debt which matures in the remaining nine months of 2002, including $61.9 million of 6.95% Notes due June 2002.

     We have two secured revolving credit facilities in place, providing up to $225.0 million of financing, of which $194.1 million was outstanding and $13.4 million of which was utilized for the issuance of letters of credit at March 31, 2002.

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. The amendments became effective as of the closing of the rights offering and private placement to Explorer Holdings, L.P. on February 21, 2002. The amendments included modifications and/or eliminations to certain financial covenants.

     The amendment regarding our $175.0 million revolving credit facility included a one-year extension in maturity from December 31, 2002 to December 31, 2003 and a reduction in the total commitment from $175.0 million to $160.0 million. Amounts up to $150.0 million may be drawn upon to repay the maturing 6.95% Notes due June 2002.

     As part of the amendment regarding our $75.0 million revolving credit facility, we prepaid $10.0 million in December 2001, originally scheduled to mature in March 2002. This voluntary prepayment resulted in a permanent reduction in the total commitment, thereby reducing the credit facility to $65.0 million. Our $65.0 million line of credit facility expires on June 30, 2005. (See Note H - Borrowing Arrangements).

     In prior years, we have historically distributed to stockholders a large portion of the cash available from operations. Our historical policy has been to make distributions on common stock of approximately 80% of FFO, but on February 1, 2001, we announced the suspension of all common and preferred dividends. This action was intended to preserve cash to facilitate our ability to obtain financing to fund the 2002 debt maturities. Additionally, on March 30, 2001, we exercised our option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which is convertible into 774,722 shares of our common stock at $6.25 per share.

     We can give no assurance as to when or if the dividends will be reinstated on the common stock or preferred stock, or the amount of the dividends if and when such payments are recommenced. We do not anticipate paying dividends on any class of capital stock unless and until the approximately $61.9 million ($34.9 million as of the date of this report) of indebtedness maturing in the first half of 2002 has been repaid. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain its REIT status for 2001 and intend to satisfy such requirements under the REIT rules for 2002.

     No common dividends were paid during the first quarters ending March 31, 2002 and 2001, respectively.

     On February 6, 2002, we refinanced our investment in a Baltimore, Maryland asset leased by the United States Postal Service ("USPS") resulting in $13.0 million of net cash proceeds. The new, fully-amortizing mortgage has a 20-year term with a fixed interest rate of 7.26%. This transaction is cash neutral to us on a monthly basis, as lease payments due from USPS equal debt service on the new loan.

     On February 21, 2002, we raised gross proceeds of $50.0 million through the completion of a rights offering and simultaneous private placement to Explorer. The proceeds from the rights offering and private placement will be used to repay outstanding indebtedness and for working capital and general corporate purposes.

     We believe our liquidity and various sources of available capital, including funds from operations and expected proceeds from planned asset sales and refinancings, are adequate to finance operations, meet recurring debt service requirements including our 2002 debt maturities and fund future investments through the next 12 months.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowing to the extent possible.

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at March 31, 2002 was $369.8 million. A one-percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $4.9 million.

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

     At March 31, 2002, we had two interest rate swaps with notional amounts of $32.0 million each, based on 30-day LIBOR. Under the terms of the first agreement, which expires in December 2003, we receive payments when LIBOR exceeds 6.35% and pay the counterparty when LIBOR is less than 6.35%. At March 31, 2002, 30-day LIBOR was 1.90%. This interest rate swap was extended to December 2003 at the option of the counterparty and therefore does not qualify for hedge accounting under FASB No. 133. The fair value of this swap at March 31, 2002 and December 31, 2001 was a liability of $917,004 and $1,316,566, respectively.

     The initial liability at January 1, 2001 was recorded as a transition adjustment in other comprehensive income and was recognized over the initial term of the swap ending December 31, 2001. Such amortization for the three month-period ended March 31, 2002 and 2001 was $0 and $87,836, respectively. The change in fair market of $399,562 and $393,794 for the three-month periods ending March 31, 2002 and 2001, respectively, along with the amortization are included in charges for derivative accounting in our Consolidated Statement of Operations.

     Under the second agreement, which expires December 31, 2002, we receive payments when LIBOR exceeds 4.89% and pay the counterparty when LIBOR is less than 4.89%. The fair value of this interest rate swap at March 31, 2002 and December 31, 2001 was a liability of $566,061 and $849,122, respectively. The change in fair market of $283,061 and $90,043 for the three-month periods ending March 31, 2002 and 2001, respectively, are included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in our Consolidated Balance Sheet at March 31, 2002 and December 31, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note G to the Consolidated Financial Statements in Item 1 hereto, which are hereby incorporated by reference in response to this item.

Item 2.  Changes in Securities and Use of Proceeds

     In February 2002, we completed a registered rights offering and simultaneous private placement to Explorer. Stockholders exercised subscription rights to purchase a total of 6.4 million shares of common stock at a subscription price of $2.92 per share, raising gross proceeds of $18.7 million. In the private placement with Explorer, we issued a total of 10.7 million shares of common stock at a price of $2.92 per share, raising gross proceeds of $31.3 million. We expect to use the proceeds from the rights offering and private placement to repay outstanding indebtedness and for working capital and general corporate purposes. The shares of common stock were issued to Explorer without registration under the Securities Act of 1933, as amended, in reliance upon the private placement exemption pursuant to Section 4(2) thereof.

     On February 21, 2002, we filed Articles of Amendment amending the terms of our Series C Convertible Preferred Stock to: (i) remove the restriction that prevents the voting or conversion of the Series C preferred stock in excess of 49.9% of our voting securities owned by Explorer; (ii) provide that if we fail to pay dividends owed upon the Series C preferred stock for a period of time, the holders of the Series C preferred stock will be entitled to designate two additional directors to our Board of Directors; and (iii) provide that the subscription price in the rights offering will not result in an adjustment to the conversion price of our Series C preferred stock. The stockholders of our Company approved the amendment on February 18, 2002. The Articles of Amendment amending the terms of our Series C Convertible Preferred Stock were previously filed as an exhibit to the Form 8-K filed by us on March 4, 2002.

Item 3.  Defaults upon Senior Securities

     (a)  Payment Defaults. Not Applicable.

     (b) Dividend Arrearages. On February 1, 2001, we announced the suspension of dividends on all common and preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of
          Operations - Liquidity and Capital Resources. Dividends on our preferred stock are cumulative, and therefore all accrued and unpaid dividends on our Series A, B and C Preferred Stock must be paid in full prior to recommencing the payment of cash dividends on our Common Stock. The table below sets forth information regarding arrearages in payment of preferred stock dividends:

(c)

                                                       Annual
                                                    Dividend Per          Arrearage as of
Title of Class                                         Share               March 31, 2002
------------------------------------------------------------------------------------------
9.25% Series A Cumulative Preferred Stock            $ 2.3125               $ 6,648,438
------------------------------------------------------------------------------------------
8.625% Series B Cumulative Preferred Stock           $ 2.1563               $ 5,390,625
------------------------------------------------------------------------------------------
Series C Convertible Preferred Stock                 $10.0000               $12,902,593
------------------------------------------------------------------------------------------
TOTAL                                                                       $24,941,656
------------------------------------------------------------------------------------------

     Since dividends on the Series A and Series B Preferred Stock are in arrears for more than 18 months as of April 30, 2002, the holders of the Series A and Series B Preferred Stock (voting together as a single class) have the right to elect two additional directors to our Board of Directors in accordance with the terms of the Series A and Series B Preferred Stock and our Bylaws. Explorer, the sole holder of the Series C Preferred Stock, also has the right to elect two other additional directors to our Board of Directors in accordance with the terms of the Series C Preferred Stock and our Bylaws. We are not aware of any action by holders of our preferred stock to elect additional directors pursuant to the procedures set forth in the terms of the preferred stock and our Bylaws. Explorer, without waiving its rights under the terms of the Series C Preferred Stock or the Stockholders Agreement, has advised us that it is not currently seeking the election of the two additional directors resulting from the Series C dividend arrearage unless the holders of the Series A and Series B Preferred Stock seek to elect additional directors.

Item 4.  Submission of Matters to a Vote of Security Holders

     A Special Meeting of Shareholders was held on February 18, 2002. At the meeting the shareholders approved the issuance of common stock in connection with Explorer Holdings, L.P.'s investment. The results of the vote were as follows:

         Manner of                                             Votes Represented by
         Vote Cast                    Common Stock           Series C Preferred Stock                   Total
         ----------                   ------------           ------------------------                   -----

         For                             5,063,440                  16,774,722                       21,838,162
         Against                           197,110                       -                              197,110
         Abstain                            44,423                       -                               44,423

     At the meeting, the shareholders also approved an amendment to our Articles of Incorporation amending the terms of our Articles Supplementary for Series C Convertible Preferred Stock. The results of the vote were as follows:

         Manner of                                             Votes Represented by
         Vote Cast                    Common Stock           Series C Preferred Stock                   Total
         ----------                   ------------           ------------------------                   -----
         For                             5,057,615                  16,774,722                       21,832,337
         Against                           194,177                       -                              194,177
         Abstain                            53,181                       -                               53,181

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit - The following Exhibit is filed herewith:

     Exhibit      Description

     10.1 Second Amended and Restated Stockholders Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated April 30, 2002

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed since December 31, 2001:

     Form 8-K dated February 21, 2002: Report with the following exhibits:

     4.1 Articles of Amendment amending the terms of our Series C Convertible Preferred Stock

     10.1 Amended and Restated Stockholders Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated as of February 21, 2002

     10.2 Amended and Restated Registration Rights Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated as of February 21, 2002

     10.3 Advisory Letter from The Hampstead Group, L.L.C. to Omega Healthcare Investors, Inc., dated February 21,2002

     10.4 Press Release issued by Omega Healthcare Investors, Inc. on February 21, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OMEGA HEALTHCARE INVESTORS, INC.
                                                    Registrant


Date:  May 13, 2002                        By:  /s/  C. TAYLOR PICKETT
                                                --------------------------------
                                                     C. Taylor Pickett
                                                     Chief Executive Officer

Date:  May 13, 2002                        By:  /s/  ROBERT O. STEPHENSON
                                                --------------------------------
                                                     Robert O. Stephenson
                                                     Chief Financial Officer