Form 10-Q
period 2002-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2002-08-14
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                                       or
  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                                     No
    -----                                      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2002

     Common Stock, $.10 par value                         37,131,144
                (Class)                               (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.
                                    FORM 10-Q
                                  June 30, 2002
                                     INDEX

                                                                     Page No.

PART I   Financial Information

Item 1.  Consolidated Financial Statements:

         Balance Sheets
             June 30, 2002 (unaudited)
             and December 31, 2001....................................   2

         Statements of Operations (unaudited)
             Three- and six-month periods ended
             June 30, 2002 and 2001...................................   3

         Statements of Cash Flows (unaudited)
             Six-month periods ended
             June 30, 2002 and 2001...................................   4

         Notes to Consolidated Financial Statements
             June 30, 2002 (unaudited)................................   5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............   21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   25

PART II  Other Information

Item 1.  Legal Proceedings............................................   27

Item 2.  Changes in Securities and Use of Proceeds....................   27

Item 3.  Defaults Upon Senior Securities..............................   27

Item 4.  Submission of Matters to a Vote of Security Holders..........   28

Item 6.  Exhibits and Reports on Form 8-K.............................   28

                         PART 1 - FINANCIAL INFORMATION
Item 1.     Financial Statement
                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                           June 30,          December 31,
                                                                                            2002                2001
                                                                                       ---------------     ---------------
                                                                                         (Unaudited)         (See Note)
                                     ASSETS
Real estate properties
   Land and buildings at cost...................................................       $    678,977        $    684,848
   Less accumulated depreciation................................................           (108,510)           (100,038)
                                                                                       ---------------     ---------------
      Real estate properties--net...............................................            570,467             584,810
   Mortgage notes receivable--net...............................................            190,802             195,193
                                                                                       ---------------     ---------------
                                                                                            761,269             780,003
Other investments--net..........................................................             48,391              50,791
                                                                                       ---------------     ---------------
                                                                                            809,660             830,794
Assets held for sale--net.......................................................              5,972               7,396
                                                                                       ---------------     ---------------
   Total investments............................................................            815,632             838,190

Cash and cash equivalents.......................................................              9,136              11,445
Accounts receivable--net........................................................              3,027               4,565
Other assets....................................................................              6,924               6,732
Operating assets for owned properties...........................................             22,691              29,907
                                                                                       ---------------     ---------------
   Total assets.................................................................       $    857,410          $  890,839
                                                                                       ===============     ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving lines of credit.......................................................       $    207,690          $  193,689
Unsecured borrowings............................................................            100,000             197,526
Other long-term borrowings......................................................             30,211              21,957
Accrued expenses and other liabilities..........................................             14,375              16,790
Operating liabilities for owned properties......................................              4,929              10,187
                                                                                       ---------------     ---------------
   Total liabilities............................................................            357,205             440,149

Preferred stock.................................................................            212,342             212,342
Common stock and additional paid-in capital.....................................            484,719             440,071
Cumulative net earnings.........................................................            169,808             165,891
Cumulative dividends paid.......................................................           (365,654)           (365,654)
Unamortized restricted stock awards.............................................               (116)               (142)
Accumulated other comprehensive loss............................................               (894)             (1,818)
                                                                                       ---------------     ---------------
   Total stockholders' equity...................................................            500,205             450,690
                                                                                       ---------------     ---------------
   Total liabilities and stockholders' equity...................................       $    857,410          $  890,839
                                                                                       ===============     ===============

Note - The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                  Three Months Ended             Six Months Ended
                                                                                       June 30,                      June 30,
                                                                                ----------------------------------------------------
                                                                                  2002           2001          2002           2001
                                                                                ----------------------------------------------------
Revenues
  Rental income.............................................................    $ 15,666       $ 14,729      $ 31,097      $ 30,750
  Mortgage interest income..................................................       5,186          5,535        10,598        11,213
  Other investment income - net.............................................       1,056          1,008         2,159         2,266
  Nursing home revenues of owned and operated assets........................      12,210         43,796        33,958        89,793
  Miscellaneous.............................................................         286            586           516           809
                                                                                ----------------------------------------------------
                                                                                  34,404         65,654        78,328       134,831
                                                                                ----------------------------------------------------
Expenses
  Nursing home expenses of owned and operated assets........................      13,485         43,676        37,185        90,126
  Depreciation and amortization.............................................       5,352          5,504        10,678        11,045
  Interest..................................................................       7,110          9,243        15,276        18,915
  General and administrative................................................       1,770          3,155         3,489         5,504
  Legal.....................................................................         797            766         1,652         1,717
  State taxes...............................................................          87            107           216           213
  Litigation settlement expense.............................................           -         10,000             -        10,000
  Provision for impairment..................................................       2,483          8,381         2,483         8,381
  Provision for uncollectible mortgages, notes and accounts receivable......       3,679            681         3,679           681
  Severance, moving and consulting agreement costs..........................           -            466             -           466
  Adjustment of derivatives to fair value...................................        (198)            70          (598)          552
                                                                                ----------------------------------------------------
                                                                                  34,565         82,049        74,060       147,600
                                                                                ----------------------------------------------------

(Loss) earnings before (loss) gain on assets sold and (loss) gain on early
  extinguishment of debt....................................................        (161)       (16,395)        4,268       (12,769)
(Loss) gain on assets sold - net............................................        (302)            (7)         (302)          612
                                                                                ----------------------------------------------------
Net (loss) earnings before (loss) gain on early extinguishment of debt......        (463)       (16,402)        3,966       (12,157)
(Loss) gain on early extinguishment of debt.................................         (77)         2,489           (49)        2,737
                                                                                ----------------------------------------------------
Net (loss) earnings.........................................................        (540)       (13,913)        3,917        (9,420)
Preferred stock dividends...................................................      (5,029)        (5,029)      (10,058)       (9,937)
                                                                                ----------------------------------------------------
Net loss available to common................................................    $ (5,569)      $(18,942)     $ (6,141)     $(19,357)
                                                                                ====================================================

Loss per common share:
  Net loss per share - basic................................................    $  (0.15)      $  (0.95)     $  (0.19)     $  (0.97)
                                                                                ====================================================
  Net loss per share - diluted..............................................    $  (0.15)      $  (0.95)     $  (0.19)     $  (0.97)
                                                                                ====================================================

Loss per common share before (loss) gain on early extinguishment of debt:
  Net loss per share - basic................................................    $  (0.15)      $  (1.07)     $  (0.19)     $  (1.10)
                                                                                ====================================================
  Net loss per share - diluted..............................................    $  (0.15)      $  (1.07)     $  (0.19)     $  (1.10)
                                                                                ====================================================

Dividends declared and paid per common share................................    $      -       $      -      $      -      $      -
                                                                                ====================================================

Weighted-average shares outstanding, basic..................................      37,129         20,013        32,302        20,013
                                                                                ====================================================
Weighted-average shares outstanding, diluted................................      37,129         20,013        32,302        20,013
                                                                                ====================================================

Components of other comprehensive (loss) income:
  Unrealized gain on Omega Worldwide, Inc...................................    $     12       $    247      $    558      $    247
                                                                                ====================================================
  Unrealized gain (loss) on hedging contracts...............................    $     83       $    (82)     $    366      $   (436)
                                                                                ====================================================

Total comprehensive (loss) income...........................................    $   (445)      $(13,748)     $  4,841      $ (9,609)
                                                                                ====================================================

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                         -------------------------------------------
                                                                                               2002                      2001
                                                                                         -------------------------------------------
Operating activities
Net earnings (loss).............................................................           $  3,917                  $ (9,420)
  Adjustment to reconcile net earnings (loss) to cash provided by operating activities:
    Depreciation and amortization...............................................             10,678                    11,045
    Provision for impairment....................................................              2,483                     8,381
    Provision for uncollectible mortgages, notes and accounts receivable........              3,679                       681
    Loss (gain) on assets sold - net............................................                302                      (612)
    Loss (gain) on early extinguishment of debt.................................                 49                    (2,737)
    Adjustment of derivatives to fair value.....................................               (598)                      552
    Other.......................................................................              1,332                       630
Net change in accounts receivable for Owned and Operated assets--net............              5,270                    (3,474)
Net change in accounts payable for Owned and Operated assets....................             (3,219)                   (2,796)
Net change in other Owned and Operated assets and liabilities...................                (93)                    1,961
Net change in operating assets and liabilities..................................                195                     2,556
                                                                                         -------------------------------------------

Net cash provided by operating activities.......................................             23,995                     6,767
                                                                                         -------------------------------------------

Cash flows from financing activities
Proceeds from revolving lines of credit--net....................................             14,001                    13,000
Proceeds from long-term borrowings - net........................................             13,523                         -
Repayments of long-term borrowings..............................................            (97,591)                  (38,699)
Receipts from Dividend Reinvestment Plan........................................                  3                        20
Proceeds from rights offering and private placement - net.......................             44,600                         -
Deferred financing costs paid...................................................             (4,024)                     (698)
Other...........................................................................                  -                       (45)
                                                                                         -------------------------------------------

Net cash used in financing activities...........................................            (29,488)                  (26,422)
                                                                                         -------------------------------------------
Cash flow from investing activities
Proceeds from sale of real estate investments--net..............................              1,045                     1,364
Capital improvements and funding of other investments--net......................               (252)                     (465)
Collection of mortgage principal................................................              2,391                    22,379
                                                                                         -------------------------------------------
Net cash provided by investing activities.......................................              3,184                    23,278
                                                                                         -------------------------------------------
(Decrease) increase in cash and cash equivalents................................             (2,309)                    3,623
Cash and cash equivalents at beginning of period................................             11,445                     7,172
                                                                                         -------------------------------------------
Cash and cash equivalents at end of period......................................           $  9,136                  $ 10,795
                                                                                         ===========================================

                 See notes to consolidated financial statements.

                        Omega Healthcare Investors, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2002

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.

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

     When we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding, and do not immediately re-lease the properties to new operators, the assets are included on the balance sheet as "real estate properties," and the value of such assets is reported at the lower of cost or fair value. See Owned and Operated Assets below. Additionally, when a formal plan to sell real estate is adopted and an agreement is imminent, the real estate is classified as "Assets Held for Sale," with the net carrying amount adjusted to the lower of cost or fair value, less cost of disposal.

     Upon adoption of FASB 144 as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements.

          A summary of the number of properties by category for the quarter ended June 30, 2002 follows:

                                                                                                     Total        Held
                                           Purchase /                   Owned &      Closed        Healthcare     for
          Facility Count                   Leaseback     Mortgages     Operated     Facilities     Facilities     Sale       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002..............        147           69             19            -            235            8         243
Properties transferred to
  Held for Sale........................          -            -              -            -              -            -           -
Properties transferred to Owned &
  Operated.............................          -            -              -            -              -            -           -
Properties closed......................         (2)           -             (3)           3             (2)           -          (2)
Properties Sold / Mortgages
  Paid.................................          -            -              -            -              -           (1)         (1)
Transition Leasehold Interest..........          -            -              -            -              -            -           -
Properties Leased / Mortgages
  Placed...............................          -            -              -            -              -            -           -
Properties transferred to
  Purchase/Leaseback...................          3            -             (3)           -              -            -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002...............        148           69             13            3            233            7         240
====================================================================================================================================

         Gross Investment
---------------------------------------
Balance at March 31, 2002..............   $650,000     $191,252       $ 36,953     $      -       $878,205     $  7,317    $885,522
Properties transferred to
  Held for Sale........................          -            -              -            -              -            -           -
Properties transferred to Owned &
  Operated.............................          -            -              -            -              -            -           -
Properties closed......................     (5,560)           -         (1,300)       1,300         (5,560)           -      (5,560)
Properties Sold / Mortgages
  Paid.................................          -            -              -            -              -       (1,345)     (1,345)
Transition Leasehold Interest..........          -            -              -            -              -            -           -
Properties Leased / Mortgages
  Placed...............................          -            -              -            -              -            -           -
Properties transferred to
  Purchase / Leaseback.................     14,364            -        (14,364)           -              -            -           -
Impairment on Properties...............          -            -         (2,483)           -         (2,483)           -      (2,483)
Capex and other........................          -         (450)            67            -           (383)           -        (383)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002............      $658,804     $190,802       $ 18,873     $  1,300       $869,779     $  5,972    $875,751
====================================================================================================================================

Purchase / Leaseback

     During the three-month period ending June 30, 2002, we leased three properties, previously classified as Owned and Operated Assets, to a new operator, Conifer Care Communities. The initial term for the master lease is for 56 months and includes three options to renew for four years each. The initial base rent is four percent of gross revenues or approximately $0.4 million annually for the first two years. After the second year, the rent increases by the greater of three percent of the previous year's revenue or to an annual minimum of $0.4 million.

     As a result of the Department of Housing and Urban Development's ("HUD") foreclosure proceedings associated with two closed facilities in North Carolina, we have removed $5.2 million of net assets and $5.2 million of mortgage debt from our Consolidated Balance Sheet as of June 30, 2002.

Mortgages Receivable

     Mortgage interest income is recognized as earned over the terms of the related mortgage notes. Reserves are taken against earned revenues from mortgage interest when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, mortgage interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

     No provision for loss on mortgages was recorded for the three- and six-month periods ending June 30, 2002 and 2001. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

Owned and Operated Assets

     At June 30, 2002, we own 13 facilities that were recovered from customers and are operated for our own account. These facilities have 1,094 beds and are located in five states.

     During the three-month period ended June 30, 2002, we leased three properties previously classified as Owned and Operated to a third-party operator. See Purchase / Leaseback above. In addition, we closed three skilled nursing facilities, which were classified as Owned and Operated Assets. The three facilities included a 120-bed facility in Texarkana, Texas, an 88-bed facility in Winthrop, Massachusetts and an 84-bed facility in Berkshire, Massachusetts. A provision for impairment of $2.5 million was recorded to reduce the carrying value of these assets to fair value less costs to dispose. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

     We intend to operate the remaining Owned and Operated assets for our own account until such time as the facilities' operations are stabilized and are re-leasable or saleable at lease rates or sale prices that maximize the value of these assets to us. These facilities and their respective operations are presented on a consolidated basis in our financial statements. In certain instances, we might determine that the best course of action is to close a facility in the event its future prospects appear limited. See Note J - Subsequent Events.

     The revenues, expenses, assets and liabilities included in our consolidated financial statements which relate to such owned and operated assets are set forth in the table below. Nursing home revenues from these owned and operated assets are recognized as services are provided. The amounts shown in the consolidated financial statements are not comparable, as the number of Owned and Operated facilities and the timing of the foreclosures and re-leasing activities have occurred at different times during the periods presented.

     The  revenues,   expenses,  assets  and  liabilities  in  our  consolidated financial statements which relate to our owned and operated assets are as follows:

                                                                                 (Unaudited)
                                                                               (In Thousands)

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                      -------------------------------   --------------------------------
                                                           2002            2001              2002             2001
                                                      -------------------------------   --------------------------------
Revenues (1)
Medicaid.........................................      $  7,488        $ 26,321          $  20,991        $ 53,561
Medicare.........................................         2,814          11,324              7,071          22,514
Private & other..................................         1,908           6,151              5,896          13,718
                                                      -------------------------------   --------------------------------
                                                         12,210          43,796             33,958          89,793
                                                      -------------------------------   --------------------------------

Expenses
Patient care expenses............................         7,832          29,568             23,110          62,721
Administration...................................         3,743           7,642              8,245          14,177
Property & related...............................           883           2,746              2,475           5,960
                                                      -------------------------------   --------------------------------
                                                         12,458          39,956             33,830          82,858
                                                      -------------------------------   --------------------------------

Contribution margin..............................          (248)          3,840                128           6,935

Management fees..................................           678           2,418              1,878           4,867
Rent.............................................           349           1,302              1,477           2,401
                                                      -------------------------------   --------------------------------
EBITDA (2).......................................      $ (1,275)       $    120          $  (3,227)       $   (333)
                                                      ===============================   ================================

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


                                             June 30,             December 31,
                                              2002                   2001
                                         ---------------------------------------
                                                       (Unaudited)
                                                     (In Thousands)
         ASSETS
Cash...................................    $  4,707               $  6,549
Accounts receivable--net...............      21,851                 27,121
Other current assets...................         633                  2,125
                                         ---------------------------------------
   Total current assets................      27,191                 35,795
                                         ---------------------------------------

Investment in leasehold--net...........         207                    661

Land and buildings.....................      20,172                 80,071
Less accumulated depreciation..........      (3,025)                (8,647)
                                         ---------------------------------------
Land and buildings--net................      17,147                 71,424
                                         ---------------------------------------
Total assets...........................    $ 44,545               $107,880
                                         =======================================


         LIABILITIES
Accounts payable.......................    $  1,597               $  4,816
Other current liabilities..............       3,332                  5,371
                                         ---------------------------------------
   Total current liabilities...........       4,929                 10,187
                                         ---------------------------------------
Total liabilities......................    $  4,929               $ 10,187
                                         =======================================

     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $5.7 million at June 30, 2002 and $8.3 million at December 31, 2001.

Assets Held for Sale

     At June 30, 2002, the carrying value of assets held for sale totaled $6.0 million (net of impairment reserves of $7.3 million). During the three-month period ended June 30, 2002, we sold one building located in Texas, realizing proceeds of $1.0 million, net of closing costs, resulting in a loss of $0.3 million. We intend to sell the remaining facilities as soon as practicable. There can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets.

Segment Information

     The following tables set forth the reconciliation of operating results and total assets for our reportable segments for the three- and six-month periods ending June 30, 2002 and 2001.

                                                                    As of and for the three months ended June 30, 2002
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Operating revenues.................................     $ 20,852           $ 12,210            $     -             $ 33,062
Operating expenses.................................            -            (13,485)                 -              (13,485)
                                                    --------------------------------------------------------------------------------
  Net operating income.............................       20,852             (1,275)                 -                19,577
Adjustments to arrive at net income:
  Other revenues...................................            -                  -              1,342                 1,342
  Interest expense.................................            -                  -             (7,110)               (7,110)
  Depreciation and amortization....................       (4,875)              (241)              (236)               (5,352)
  General and administrative.......................            -                  -             (1,770)               (1,770)
  Legal............................................            -                  -               (797)                 (797)
  State taxes......................................            -                  -                (87)                  (87)
  Provision for impairment.........................            -             (2,483)                 -                (2,483)
  Provision for uncollectible mortgage, notes
    and accounts receivable........................       (3,679)                 -                  -                (3,679)
  Adjustment of derivatives to fair value..........            -                  -                198                   198
                                                    --------------------------------------------------------------------------------
                                                          (8,554)            (2,724)            (8,460)              (19,738)
                                                    --------------------------------------------------------------------------------

Income (loss) before loss on assets sold and
  gain on early extinguishment of debt.............       12,298             (3,999)            (8,460)                 (161)
Loss on assets sold -- net.........................            -               (302)                 -                  (302)
Loss on early extinguishment of debt...............            -                  -                (77)                  (77)
Preferred dividends................................            -                  -             (5,029)               (5,029)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common..............     $ 12,298             (4,301)           (13,566)               (5,569)
                                                    ================================================================================

Total assets.......................................     $744,122           $ 50,724           $ 62,564              $857,410
                                                    ================================================================================

                                                                    As of and for the three months ended June 30, 2001
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Operating revenues.................................     $ 20,264           $ 43,796            $     -             $ 64,060
Operating expenses.................................            -            (43,676)                 -              (43,676)
                                                    --------------------------------------------------------------------------------
  Net operating income.............................       20,264                120                  -               20,384
Adjustments to arrive at net income:
  Other revenues...................................            -                  -              1,594                1,594
  Interest expense.................................            -                  -             (9,243)              (9,243)
  Depreciation and amortization....................       (4,344)              (936)              (224)              (5,504)
  General and administrative.......................            -                  -             (3,155)              (3,155)
  Legal............................................            -                  -               (766)                (766)
  State taxes......................................            -                  -               (107)                (107)
  Litigation settlement expense....................            -                  -            (10,000)             (10,000)
  Severance and consulting agreement costs.........            -                  -               (466)                (466)
  Provision for impairment.........................            -             (8,381)                 -               (8,381)
  Provision for uncollectible mortgage, notes
    and accounts receivable........................         (681)                 -                  -                 (681)

  Charges for derivative accounting................            -                  -                (70)                 (70)
                                                    --------------------------------------------------------------------------------
                                                          (5,025)            (9,317)           (22,437)             (36,779)
                                                    --------------------------------------------------------------------------------
Income (loss) before loss on assets sold and
  gain on early extinguishment of debt.............       15,239             (9,197)           (22,437)             (16,395)
Loss on assets sold -- net.........................            -                 (7)                 -                   (7)
Gain on early extinguishment of debt...............            -                  -              2,489                2,489
Preferred dividends................................            -                  -             (5,029)              (5,029)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common..............     $ 15,239           $ (9,204)          $(24,977)            $(18,942)
                                                    ================================================================================

Total assets.......................................     $681,754           $156,350           $ 83,710             $921,814
                                                    ================================================================================

                                                                    As of and for the six months ended June 30, 2002
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Operating revenues.................................     $ 41,695           $ 33,958            $     -             $ 75,653
Operating expenses.................................            -            (37,185)                 -              (37,185)
                                                    --------------------------------------------------------------------------------
  Net operating income.............................       41,695             (3,227)                 -               38,468
Adjustments to arrive at net income:
  Other revenues...................................            -                  -              2,675                2,675
  Interest expense.................................            -                  -            (15,276)             (15,276)
  Depreciation and amortization....................       (9,481)              (756)              (441)             (10,678)
  General and administrative.......................            -                  -             (3,489)              (3,489)
  Legal............................................            -                  -             (1,652)              (1,652)
  State taxes......................................            -                  -               (216)                (216)
  Provision for impairment.........................            -             (2,483)                 -               (2,483)
  Provision for uncollectible mortgages, notes
    and accounts receivable........................       (3,679)                 -                  -               (3,679)
  Adjustment of derivatives to fair value..........            -                  -                598                  598
                                                    --------------------------------------------------------------------------------
                                                         (13,160)            (3,239)           (17,801)             (34,200)
                                                    --------------------------------------------------------------------------------

Income (loss) before loss on assets sold and
  loss on early extinguishment of debt.............       28,535             (6,466)           (17,801)               4,268
Loss on assets sold -- net.........................            -               (302)                 -                 (302)
Loss on early extinguishment of debt...............            -                  -                (49)                 (49)
Preferred dividends................................            -                  -            (10,058)             (10,058)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common..............     $ 28,535             (6,768)           (27,908)              (6,141)
                                                    ================================================================================

Total assets.......................................     $744,122           $ 50,724           $ 62,564             $857,410
                                                    ================================================================================

                                                                    As of and for the six months ended June 30, 2001
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Operating revenues.................................     $ 41,963           $ 89,793            $     -             $131,756
Operating expenses.................................            -            (90,126)                 -              (90,126)
                                                    --------------------------------------------------------------------------------
  Net operating income.............................       41,963               (333)                 -               41,630
Adjustments to arrive at net income:
  Other revenues...................................            -                  -              3,075                3,075
  Interest expense.................................            -                  -            (18,915)             (18,915)
  Depreciation and amortization....................       (8,668)            (1,932)              (445)             (11,045)
  General and administrative.......................            -                  -             (5,504)              (5,504)
  Legal............................................            -                  -             (1,717)              (1,717)
  State taxes......................................            -                  -               (213)                (213)
  Litigation settlement expense....................            -                  -            (10,000)             (10,000)
  Severance and consulting agreement costs.........            -                  -               (466)                (466)
  Provision for impairment.........................            -             (8,381)                 -               (8,381)
  Provision for uncollectible mortgages, notes
    and accounts receivable........................         (681)                 -                  -                 (681)
  Charges for derivative accounting................            -                  -               (552)                (552)
                                                    --------------------------------------------------------------------------------
                                                          (9,349)           (10,313)           (34,737)             (54,399)
                                                    --------------------------------------------------------------------------------
Income (loss) before loss on assets sold and
  gain on early extinguishment of debt.............       32,614            (10,646)           (34,737)             (12,769)
Loss on assets sold -- net.........................            -                612                  -                  612
Gain on early extinguishment of debt...............            -                  -              2,737                2,737
Preferred dividends................................            -                  -             (9,937)              (9,937)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common..............     $ 32,614           $(10,034)          $(41,937)            $(19,357)
                                                    ================================================================================

Total assets.......................................     $681,754           $156,350           $ 83,710             $921,814
                                                    ================================================================================

Note C - Concentration of Risk and Related Issues

     As of June 30, 2002, our portfolio of domestic investments consisted of 233 healthcare facilities, located in 28 states and operated by 36 third-party operators. Our gross investment in these facilities, before reserve for uncollectible loans, totaled $873.8 million at June 30, 2002, with 97.3% of our real estate investments related to long-term care facilities. This portfolio is made up of 146 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed-rate, participating and convertible participating mortgages on 69 long-term healthcare facilities and nine long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for our own account and three facilities which are closed. In addition, four facilities subject to third-party leasehold interests are included in Other Investments. We also hold miscellaneous investments and closed healthcare facilities held for sale of approximately $54.4 million at June 30, 2002, including $22.1 million related to two non-healthcare facilities leased by the United States Postal Service ("USPS"), a $7.9 million investment in Omega Worldwide, Inc. ("Worldwide"), Principal Healthcare Finance Limited ("PHFL"), an Isle of Jersey (United Kingdom) company and Principal Healthcare Finance Trust, an Australian Unit Trust, and $11.9 million of notes receivable, net of allowance. See Note J - Subsequent Events.

     Approximately 66.9% of our real estate investments are operated by six public companies, including Sun Healthcare Group, Inc. (25.1%), Integrated Health Services, Inc. ("IHS") (18.3%, including 10.9% as the manager for and 50% owner of Lyric Health Care LLC), Advocat, Inc. (12.2%), Mariner Post-Acute Network (6.8%), Alterra Healthcare Corporation ("Alterra") (3.9%), Kindred Healthcare, Inc. ("Kindred") (formerly known as Vencor Operating, Inc.) (0.6%). At June 30, 2002 the three largest private operators represent 3.6%, 2.6% and 2.6% of investments, respectively. No other operator represents more than 2.5% of investments. The three states in which we have our highest concentration of investments are Florida (16.2%), California (7.6%) and Illinois (7.6%).

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

     On February 1, 2001, we announced the suspension of all common and preferred dividends. This action was intended to preserve cash to facilitate our ability to obtain financing to fund the 2002 debt maturities. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain our REIT status for 2001 and intend to satisfy such requirements under the REIT rules for 2002. The accumulated and unpaid dividends relating to all series of preferred stocks total $30.0 million as of June 30, 2002.

     On March 30, 2001, we exercised our option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated deferral fee by issuing 48,420 Series C preferred shares to Explorer Holdings, L.P. ("Explorer") on April 2, 2001, which are convertible into 774,720 shares of our common stock at $6.25 per share. Such election resulted in an increase in the aggregate liquidation preference of Series C Preferred Stock as of April 2, 2001 to $104,842,000. Dividends paid in stock to a specific class of stockholders, such as our payment of our Series C preferred stock in April 2001, constitute dividends eligible for the 2001 dividends paid deduction.

     Since dividends on the Series A and Series B Preferred Stock have been in arrears for more than 18 months, the holders of the Series A and Series B Preferred Stock (voting together as a single class) have the right to elect two additional directors to our Board of Directors in accordance with the terms of the Series A and Series B Preferred Stock and our Bylaws. Explorer, the sole holder of the Series C Preferred Stock, also has the right to elect two other additional directors to our Board of Directors in accordance with the terms of the Series C Preferred Stock and our Bylaws. Explorer, without waiving its rights under the terms of the Series C Preferred Stock or the Stockholders Agreement, has advised us that it is not currently seeking the election of the two additional directors resulting from the Series C dividend arrearage unless the holders of the Series A and Series B Preferred Stock seek to elect additional directors.

Note E - Earnings Per Share

     The computation of basic earnings per share is determined based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and the assumed conversion of the Series C Preferred Stock.

Note F - Omega Worldwide, Inc.

     As of June 30, 2002, we hold a $5.1 million investment in Omega Worldwide, Inc., represented by 1.16 million shares of common stock and 0.26 million shares of preferred stock. We also hold a $1.6 million investment in Principal Healthcare Finance Limited, an Isle of Jersey (United Kingdom) company, and a $1.3 million investment in Principal Healthcare Finance Trust, an Australian Unit Trust. See Note J - Subsequent Events.

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

     On June 21, 2000, we were named as a defendant in certain litigation brought against us by Madison/OHI Liquidity Investors, LLC ("Madison"), for the breach and/or anticipatory breach of a revolving loan commitment. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Madison claimed damages as a result of the alleged breach of approximately $0.7 million and damages in an amount ranging from $15 to $28 million for the anticipatory breach. We filed counterclaims against Madison and the guarantors seeking repayment of approximately $7.4 million of unpaid principal on the loan, plus accrued interest. After the trial began on July 22, 2002, the parties agreed to settle all claims in the suit in consideration of the payment to us by Madison for the sum of $5.4 million. The payment by Madison consists of a $0.4 million cash payment for our attorneys' fees, with the balance to be evidenced by the amendment of the existing promissory note from Madison to us. The note will reflect a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. The financial statements have been adjusted to reflect the restructuring and reduction of our investment in connection with the settlement of this matter.

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

     Our $160.0 million secured revolving line of credit facility expires on December 31, 2003. Borrowings under this facility bear interest at 2.50% to 3.25% over London Interbank Offered Rate ("LIBOR") through December 31, 2002 and 3.00% to 3.25% over LIBOR after December 31, 2002. Borrowings of approximately $142.7 million were outstanding as of June 30, 2002. Additionally, $12.8 million of letters of credit were outstanding against this credit facility at June 30, 2002. These letters of credit were collateral for certain long-term borrowings and Owned and Operated insurance programs. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 5.19% at June 30, 2002. Cost for the letters of credit range from 2.50% to 3.25%, based on our leverage ratio. Real estate investments with a gross book value of approximately $239.8 million are pledged as collateral for this revolving line of credit facility at June 30, 2002.

     Our $65.0 million line of credit facility expires on June 30, 2005. Borrowings under this facility bear interest at 2.50% and 3.75% over LIBOR, based on our leverage ratio and collateral assignment. Borrowings of approximately $65.0 million were outstanding at June 30, 2002. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 5.59% at June 30, 2002. Real estate investments with a gross book value of approximately $117.1 million are pledged as collateral for this revolving line of credit facility at June 30, 2002.

     During the three-month period ended June 30, 2002, we paid off the remaining $61.9 million of our 6.95% Notes that matured in June 2002. As a result of HUD's foreclosure proceedings associated with two closed facilities in North Carolina, we have removed $5.2 million in net assets and $5.2 million of mortgage debt from our Consolidated Balance Sheet. See Note B - Properties, Purchase / Leaseback and Management's Discussion and Analysis for further detail.

Note I - Accounting for Derivatives

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

     At June 30, 2002, we had two interest rate swaps with notional amounts of $32.0 million each, based on 30-day LIBOR. Under the terms of the first agreement, which expires in December 2003, we receive payments when LIBOR exceeds 6.35% and pay the counterparty when LIBOR is less than 6.35%. At June 30, 2002, 30-day LIBOR was 1.84%. This interest rate swap was extended to December 2003 at the option of the counterparty and therefore does not qualify for hedge accounting under FASB No. 133. The fair value of this swap at June 30, 2002 and December 31, 2001 was a liability of $0.7 million and $1.3 million, respectively.

     The initial liability at January 1, 2001 was recorded as a transition adjustment in other comprehensive income and was recognized over the initial term of the swap ending December 31, 2001. As such, the liability was fully amortized by December 31, 2001. The change in fair value was $0.2 million and $0.6 million for the three- and six-month periods ending June 30, 2002, respectively, as compared to $0 and $0.4 million the same periods in 2001. The change in fair value, along with the amortization, is included in charges for derivative accounting in our Consolidated Statement of Operations.

     Under the second agreement, which expires December 31, 2002, we receive payments when LIBOR exceeds 4.89% and pay the counterparty when LIBOR is less than 4.89%. The fair value of this interest rate swap at June 30, 2002 and December 31, 2001 was a liability of $0.5 million and $0.8 million, respectively. The change in fair value of $0.1 million and $0.4 million for the three- and six-month periods ending June 30, 2002, respectively, as compared to $0.3 million for both the three- and six-month periods in 2001. The change in fair value is included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in our Consolidated Balance Sheet at June 30, 2002 and December 31, 2001.

Note J - Subsequent Events

     On August 1, 2002, we entered into a Master Lease to lease two facilities, a 63-bed facility in Hicksville, Ohio and a 75-bed facility in Gaston, Indiana, to Hickory Creek Healthcare Foundation, Inc., a Georgia not-for-profit corporation. The initial lease term for the two properties is ten years with an initial annual rent payment of $415,000.

     Additionally, on August 1, 2002, the leasehold interest in three facilities in Alabama was terminated by the landlord and transferred to another operator. We paid a one-time fee of $100,000 in conjunction with the termination and release of the three leaseholds.

     As a result of re-leasing efforts subsequent to the end of the second quarter, the total number of Owned and Operated Assets decreased from 13 as of June 30, 2002 to eight as of the filing date hereof.

     On August 1, 2002, Omega Worldwide, Inc. issued a press release announcing that it had entered into a definitive merger agreement with Four Seasons Healthcare Limited ("Four Seasons") for the acquisition of all the outstanding common shares of Worldwide at $3.32 per share. The merger is subject to various conditions, including the acceptance of the tender offer by the holders of a majority of the outstanding shares of Worldwide and the cash purchase by Four Seasons of at least 90% of the shares of Principal Finance Healthcare Limited not held by Worldwide. We currently hold 1.16 million common shares and 260,000 preferred shares of Worldwide, 990,000 common shares and warrants to purchase 185,033 common shares in PHFL. In connection with the tender ofer, we have committed to sell our stock and other interests in Worldwide and PHFL, although there is no assuance that the tender offer will close.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements. These statements relate to our expectations regarding our beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward looking terminology such as "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this report and only speak as of the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in such forward-looking statements as a result of a variety of factors, including, among other things: (i) our ability to dispose of assets held for sale on a timely basis and at appropriate prices;
(ii) uncertainties relating to the operation of our Owned and Operated Assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels; (iii) the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages, and impede our ability to collect unpaid rent or interest during a bankruptcy proceeding and retain security deposits for the debtor's obligations; (iv) the availability and cost of capital; (v) regulatory and other changes in the healthcare sector; (vi) our ability to manage, re-lease or sell our owned and operated facilities; (vii) competition in the financing of healthcare facilities; (viii) the effect of economic and market conditions generally, and particularly in the healthcare industry; (ix) changes in interest rates; (x) the amount and yield of any additional investments; (xi) changes in tax laws and regulations affecting real estate investment trusts; (xii) access to the capital markets and the cost of capital; (xiii) changes in the ratings of our debt securities; and (xiv) the risk factors discussed in Note C - Concentration of Risk and Related Issues.

Results of Operations

     The following is a discussion of our consolidated results of operations, financial position and liquidity and capital resources which should be read in conjunction with the consolidated financial statements and accompanying notes. See Note B - Properties and Note C - Concentration of Risk and Related Issues.

     Revenues for the three- and six-month periods ending June 30, 2002 totaled $34.4 million and $78.3 million, respectively, a decrease of $31.3 million and $56.5 million from the same periods ending June 30, 2001. Excluding nursing home revenues of Owned and Operated Assets, revenues were $22.2 million and $44.4 million, respectively, for the three- and six-month periods ending June 30, 2002, an increase of $0.3 million and a decrease of $0.7 million from the comparable prior year periods.

     Rental income for the three- and six-month periods ending June 30, 2002 was $15.7 million and $31.1 million, respectively, an increase of $0.9 million and $0.3 million over the same periods in 2001.The $0.9 million increase for the three-month period is due to $0.2 million relating to contractual increases in rents that became effective in 2002 and $2.1 million relating to leases on assets previously classified as owned and operated, offset by a $1.3 million reduction in lease revenue due to foreclosures, bankruptcies and restructurings and $0.1 million from a property that was sold in 2001. The $0.3 million increase in the six-month period is due to $0.4 million relating leases on to contractual increases in rents that became effective in 2002 and $3.4 million relating to assets previously classified as owned and operated, offset by a $3.4 million reduction in lease revenue due to foreclosures, bankruptcies and restructurings and $0.1 million from a property that was sold in 2001.

     Mortgage interest income for the three- and six-month periods ending June 30, 2002 totaled $5.2 million and $10.6 million, respectively, a decrease of $0.3 million and $0.6 million from the same periods in 2001. The $0.3 million decrease in the three-month period is due to reduced investments resulting from the payoffs of mortgage notes ($0.4 million), reduction in interest due to foreclosures, bankruptcies and restructurings of $0.1 million, and normal amortization of $0.1 million, offset by $0.3 million of new investments placed in 2001. The $0.6 million decrease in the six-month period is due to reduced investments resulting from the payoffs of mortgage notes ($1.2 million), reduced interest due to normal amortization of $0.1 million offset by $0.7 million of new investments placed in 2001.

     Nursing home revenues of owned and operated assets for the three- and six-month periods ending June 30, 2002 totaled $12.2 million and $34.0 million, respectively, a decrease of $31.6 million and $55.8 million from the same periods in 2001. This is due to a significant decrease in the number of operated facilities versus the same period in 2001 (13 at June 30, 2002 as compared to 63 at June 30, 2001).

     Expenses for the three- and six-month periods ending June 30, 2002 totaled $34.6 million and $74.1 million, respectively, a decrease of $47.5 million and $73.5 million compared with expenses of $82.0 million and $147.6 million, respectively, for the three- and six-month periods ending June 30, 2001. Excluding nursing home expenses of owned and operated assets, expenses were $21.1 million for the three-month period ending June 30, 2002 versus $38.4 million for the same period in 2001 and $36.9 million for the six-month period ending June 30, 2002 versus $57.5 million for the same period in 2001.

     Nursing home expenses for owned and operated assets for the three- and six-month periods ending June 30, 2002 were $13.5 million and $37.2 million, respectively, a decrease of $30.2 million and $52.9 million from the same periods in 2001. This is due to 50 fewer facilities in 2002 versus the same period in 2001.

     The provision for depreciation and amortization totaled $5.4 million and $10.7 million, respectively, for the three- and six-month periods ending June 30, 2002. This $0.2 million and $0.4 million decrease versus the same periods in 2001 is primarily due to assets sold in 2001 and lower depreciable values due to impairment charges on owned and operated properties recorded during 2001.

     Interest expense for the three- and six-month periods ending June 30, 2002 was $7.1 million and $15.3 million, respectively, compared with $9.2 million and $18.9 million for the same periods in 2001. This decrease is primarily due to $87.8 million of reduced total outstanding debt and lower average interest rates versus the same periods in 2001.

     General and administrative and legal expenses for the three- and six-month periods ending June 30, 2002, totaled $2.6 million and $5.1 million, respectively, compared to $3.9 million and $7.2 million, respectively, for the same periods in 2001. The decrease is due to a reduction in staffing, as well as a reduction in consulting costs primarily related to our owned and operated facilities.

     During the three-month period ended June 30, 2001, we recorded a $10.0 million litigation settlement expense related to a suit brought against us by Karrington Health, Inc. On December 29, 1998, Karrington brought suit against us alleging that we repudiated and ultimately breached a financing contract and was seeking recovery of approximately $34.0 million in damages it alleges to have incurred as a result of the breach. On August 13, 2001, we paid Karrington $10.0 million to settle all claims arising from the suit, but without admission of any liability or fault by us, which liability is expressly denied. Based on the settlement, the suit was dismissed with prejudice.

     A provision for impairment of $2.5 million for the three- and six-month periods ending June 30, 2002 and $8.4 million for the three- and six-month periods ending June 30, 2001 is included in expenses. The $2.5 million provision was to reduce the carrying value of three owned and operated buildings that were closed during the quarter to their fair value less costs to dispose. These buildings are being actively marketed for sale. The $8.4 million provision in 2001 was to reduce the cost basis of assets recovered from a defaulting operator to their fair value less cost to dispose.

     A charge of $3.7 million for provision for uncollectible mortgages, notes and accounts receivable was recognized during the three-month period ending June 30, 2002. This charge was primarily related to the restructuring and reduction of debt owed by Madison/OHI Liquidity Investors, LLC ("Madison"), as part of the compromise and settlement of a lawsuit with Madison. On June 21, 2000, we were named as a defendant in certain litigation brought against us by Madison, for the breach and/or anticipatory breach of a revolving loan commitment. We filed counterclaims against Madison and its guarantors seeking repayment of approximately $7.4 million of unpaid principal on the loan, plus accrued interest. After the trial began on July 22, 2002, the parties agreed to settle all claims in the suit in consideration of the payment to us by Madison of the sum of $5.4 million, consisting of $0.4 million in cash and a $5.0 million note. See Note G - Litigation. In addition, the $3.7 million charge includes $0.1 million related to HUD's foreclosure proceedings on two closed North Carolina facilities. See Note B - Properties, Purchase / Leaseback. A charge of $0.7 million was taken during the three-month period ending June 30, 2001 relating to write-off of rents due from a defaulting operator.

     Severance and consulting agreement costs of $0.5 million were recognized during the three-month period ended June 30, 2001 related to the termination of an employment contract with an officer of our company.

     During the three-month period ending June 30, 2002, we sold one building, realizing proceeds of $1.0 million, net of closing costs, resulting in a loss of $0.3 million. There were no real estate dispositions during the three-month period ending June 30, 2001.

     During the three- and six-month periods ending June 30, 2002, we recorded a loss of $0.1 million related to the early retirement of $63.1 million of our 6.95% Notes due June, 2002. See Liquidity and Capital Resources. We recorded a gain of $2.5 million and $2.7 million, respectively, for the three- and six-month periods ending June 30, 2001 related to the early retirement of $19.5 million and $21.5 million, respectively, of these same 6.95% bonds.

     Funds from operations ("FFO") for the three- and six-month periods ending June 30, 2002 were $2.4 million and $6.8 million, respectively, an increase of $9.9 million and $9.5 million, as compared with a deficit of $7.5 million and a deficit of $2.7 million for the same periods in 2001 due to the results described above. Fully diluted FFO was $5.1 million and $12.0 million, respectively, for the three- and six-month periods ending June 30, 2002, an increase of $9.9 million and $9.6 million, as compared with the deficit of $4.8 million and positive $2.4 million for the same periods in 2001. FFO is defined as net earnings available to common stockholders, excluding any gains or losses from debt restructuring, the effects of asset dispositions and impairments, plus depreciation and amortization associated with real estate investments. Diluted FFO is adjusted for the assumed conversion of Series C Preferred Stock and the exercise of in-the-money stock options. We consider FFO to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt, to make capital expenditures and to pay dividends to our stockholders. FFO, in and of itself, does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

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

Portfolio Developments

     During the quarter, we entered into a Master Lease to lease three facilities in Colorado to Conifer Care Communities. The initial term of the lease is 4.7 years with three options to renew for four years each. The initial annual rent payment is approximately $375,000. As a result of the three re-leased facilities and the three announced facility closings, the total number of Owned and Operated Assets declined by six, leaving 13 remaining facilities as of quarter end. See Note J - Subsequent Events.

     We are continuing our negotiations with Integrated Health Services, Inc. and its affiliate, Lyric Health Care LLC, to reach a permanent restructuring agreement or to transition the facilities to a new operator or operators.

Liquidity and Capital Resources

     At June 30, 2002, we had total assets of $857.4 million, stockholders' equity of $500.2 million and debt of $337.9 million, representing approximately 40.3% of total capitalization.

     We have two secured revolving credit facilities, providing up to $225.0 million of financing. At June 30, 2002, $207.7 million was outstanding and $12.8 million was utilized for the issuance of letters of credit, leaving availability of $4.5 million.

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

     As part of the amendment regarding our $75.0 million revolving credit facility, we prepaid $10.0 million in December 2001, originally scheduled to mature in March 2002. This voluntary prepayment resulted in a permanent reduction in the total commitment, thereby reducing the credit facility to $65.0 million. Our $65.0 million line of credit facility expires on June 30, 2005. See Note H - Borrowing Arrangements.

     In prior years, we have historically distributed to stockholders a large portion of the cash available from operations. Our historical policy has been to make distributions on common stock of approximately 80% of FFO, but on February 1, 2001, we announced the suspension of all common and preferred dividends. This action was intended to preserve cash to facilitate our ability to obtain financing to fund the 2002 debt maturities. Additionally, on March 30, 2001, we exercised our option to pay the accrued $4,666,667 Series C dividend from November 15, 2000 and the associated waiver fee by issuing 48,420 Series C preferred shares to Explorer on April 2, 2001, which is convertible into 774,720 shares of our common stock at $6.25 per share.

     No preferred or common cash dividends were paid during the first six months ending June 30, 2002 and 2001, respectively. See Note D - Dividends. We can give no assurance as to when or if the dividends will be reinstated on the preferred stock or common stock, or the amount of the dividends if and when such payments are recommenced. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain its REIT status for 2001 and intend to satisfy such requirements under the REIT rules for 2002.

     On February 6, 2002, we refinanced our investment in a Baltimore, Maryland asset leased by the United States Postal Service resulting in $13.0 million of net cash proceeds. The new, fully-amortizing mortgage has a 20-year term with a fixed interest rate of 7.26%. This transaction is cash neutral to us on a monthly basis, as lease payments due from USPS equal debt service on the new loan.

     On February 21, 2002, we raised gross proceeds of $50.0 million through the completion of a rights offering and simultaneous private placement to Explorer. The proceeds from the rights offering and private placement were used to repay outstanding indebtedness and for working capital and general corporate purposes.

     During the three-month period ended June 30, 2002, we paid off the remaining $61.9 million of our 6.95% Notes maturing in June 2002. In addition, during the quarter our HUD obligation of $5.2 million was removed from our Consolidated Balance Sheet as a result of the foreclosure proceedings. See Note B - Properties, Purchase / Leaseback.

     We believe our liquidity and various sources of available capital, including funds from operations and expected proceeds from planned asset sales are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next 12 months.

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

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at June 30, 2002 was $319.0 million. A one-percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $3.8 million.

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

     At June 30, 2002, we had two interest rate swaps with notional amounts of $32.0 million each, based on 30-day LIBOR. Under the terms of the first agreement, which expires in December 2003, we receive payments when LIBOR exceeds 6.35% and pay the counterparty when LIBOR is less than 6.35%. At June 30, 2002, 30-day LIBOR was 1.84%. This interest rate swap was extended to December 2003 at the option of the counterparty and therefore does not qualify for hedge accounting under FASB No. 133. The fair value of this swap at June 30, 2002 and December 31, 2001 was a liability of $0.7 million and $1.3 million, respectively.

     The initial liability at January 1, 2001 was recorded as a transition adjustment in other comprehensive income and was recognized over the initial term of the swap ending December 31, 2001. As such, the liability was fully amortized by 2001. The amortization for the three- and six-month period ending June 30, 2001 was $0.1 million and $0.2 million, respectively. The change in fair value of $0.2 million and $0.6 million for the three- and six-month periods ending June 30, 2002 and the change in the fair value of $0 and $0.4 million for the three- and six-month periods ending June 30, 2001, respectively, along with the amortization are included in charges for derivative accounting in our Consolidated Statement of Operations.

     Under the second agreement, which expires December 31, 2002, we receive payments when LIBOR exceeds 4.89% and pay the counterparty when LIBOR is less than 4.89%. The fair value of this interest rate swap at June 30, 2002 and December 31, 2001 was a liability of $0.5 million and $0.8 million, respectively. The change in fair value of $0.1 million and $0.4 million for the three- and six-month periods ending June 30, 2002 and the change in the fair value of $0.3 million for both the three- and six-month periods ending June 30, 2001, respectively are included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in our Consolidated Balance Sheet at June 30, 2002 and December 31, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note G - Litigation to the Consolidated Financial Statements in Item 1 hereto, which are hereby incorporated by reference in response to this item.

Item 2. Changes in Securities and Use of Proceeds

     None this period.

Item 3. Defaults upon Senior Securities

     (a)  Payment Defaults. Not Applicable.

     (b) Dividend Arrearages. On February 1, 2001, we announced the suspension of dividends on all common and preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of
          Operations - Liquidity and Capital Resources. Dividends on our preferred stock are cumulative: therefore, all accrued and unpaid dividends on our Series A, B and C Preferred Stock must be paid in full prior to recommencing the payment of cash dividends on our Common Stock. The table below sets forth information regarding arrearages in payment of preferred stock dividends:

     (c)
         -----------------------------------------------------------------------
                                        Annual Dividend
                                           Per Share        Arrearage as of
              Title of Class                                 June 30, 2002

         -----------------------------------------------------------------------
         9.25% Series A Cumulative
           Preferred Stock                 $  2.3125          $  7,978,125
         -----------------------------------------------------------------------
         8.625% Series B Cumulative
           Preferred Stock                 $  2.1563          $  6,468,750
         -----------------------------------------------------------------------
         Series C Convertible
           Preferred Stock                 $ 10.0000          $ 15,523,643
         -----------------------------------------------------------------------
         TOTAL                                                $ 29,970,518
         -----------------------------------------------------------------------

     Since dividends on the Series A and Series B Preferred Stock have been in arrears for more than 18 months, the holders of the Series A and Series B Preferred Stock (voting together as a single class) have the right to elect two additional directors to our Board of Directors in accordance with the terms of the Series A and Series B Preferred Stock and our Bylaws. Explorer, the sole holder of the Series C Preferred Stock, also has the right to elect two other additional directors to our Board of Directors in accordance with the terms of the Series C Preferred Stock and our Bylaws. Explorer, without waiving its rights under the terms of the Series C Preferred Stock or the Stockholders Agreement, has advised us that it is not currently seeking the election of the two additional directors resulting from the Series C dividend arrearage unless the holders of the Series A and Series B Preferred Stock seek to elect additional directors.


Item 4. Submission of Matters to a Vote of Security Holders

     (a)  An Annual Meeting of Stockholders was held on May 30, 2002.

     (b) The following directors were elected at the meeting for a three-year term: Thomas W. Erickson, Harold J. Kloosterman, Donald J. McNamara and C. Taylor Pickett. The following directors were not elected at the meeting but their term of office continued after the meeting: Daniel
          A. Decker, Thomas F. Franke, Bernard J. Korman, Edward Lowenthal, Christopher W. Mahowald and Stephen D. Plavin. The results of the vote were as follows:

                     Manner of               Thomas W.         Harold J.      Donald J. McNamara      C. Taylor
                     Vote Cast               Erickson         Kloosterman                              Pickett

             For *                            52,477,917          52,476,012        52,622,730          52,448,141
             Withheld                            557,251             559,156           412,438             587,027
             Abstentions and broker
             non-votes                          --                 --                 --                  --

     * Includes 16,774,720 votes represented by Series C Preferred Stock.

     (c) At the meeting, the stockholders also approved an amendment to our Articles of Incorporation and Bylaws to increase the maximum size of our Board of Directors. The results of the vote were as follows:


                   Manner of                   Votes
                   Vote Cast                Represented
          -----------------------------------------------------
          For *                              51,710,894
          Against                             1,191,916
          Abstentions                           133,439
          Broker non-votes                           --

     * Includes votes 16,774,720 represented by Series C Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit - The following Exhibits are filed herewith:

          Exhibit     Description

          3.(i) Articles of Amendment to the Articles of Incorporation of Omega Healthcare Investors, Inc. as of June 3, 2002.

          3.(ii) Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of May 30, 2002.

          99.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

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

                                          OMEGA HEALTHCARE INVESTORS, INC.
                                                    Registrant


Date:  August 13, 2002                     By:  /s/  C. TAYLOR PICKETT
                                                --------------------------------
                                                     C. Taylor Pickett
                                                     Chief Executive Officer

Date:  August 13, 2002                     By:  /s/  ROBERT O. STEPHENSON
                                                --------------------------------
                                                     Robert O. Stephenson
                                                     Chief Financial