Form 10-Q
period 2002-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2002-11-01
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                                       or
  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                                     No
    -----                                      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2002

   Common Stock, $.10 par value                               37,135,149
             (Class)                                     (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.
                                    FORM 10-Q
                               September 30, 2002
                                     INDEX

                                                                     Page No.

PART I   Financial Information

Item 1.  Consolidated Financial Statements:

         Balance Sheets
             September 30, 2002 (unaudited)
             and December 31, 2001....................................   2

         Statements of Operations (unaudited)
             Three- and nine-month periods ended
             September 30, 2002 and 2001..............................   3

         Statements of Cash Flows (unaudited)
             Nine-month periods ended
             September 30, 2002 and 2001..............................   4

         Notes to Consolidated Financial Statements
             September 30, 2002 (unaudited)...........................   5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............   21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   27

Item 4.  Controls and Procedures......................................   29

PART II  Other Information

Item 1.  Legal Proceedings............................................   29

Item 2.  Changes in Securities and Use of Proceeds....................   29

Item 3.  Defaults Upon Senior Securities..............................   29

Item 4.  Submission of Matters to a Vote of Security Holders..........   30

Item 6.  Exhibits and Reports on Form 8-K.............................   30

                         PART 1 - FINANCIAL INFORMATION
Item 1.     Financial Statements
                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                        September 30,        December 31,
                                                                                            2002                2001
                                                                                       -----------------------------------
                                                                                         (Unaudited)         (See Note)
                                     ASSETS
Real estate properties
   Land and buildings at cost...................................................       $    675,760        $    684,848
   Less accumulated depreciation................................................           (112,681)           (100,038)
                                                                                       -----------------------------------
      Real estate properties--net...............................................            563,079             584,810
   Mortgage notes receivable--net...............................................            176,661             195,193
                                                                                       -----------------------------------
                                                                                            739,740             780,003
Other investments--net..........................................................             41,713              50,791
                                                                                       -----------------------------------
                                                                                            781,453             830,794
Assets held for sale--net.......................................................              5,972               7,396
                                                                                       -----------------------------------
   Total investments............................................................            787,425             838,190

Cash and cash equivalents.......................................................              5,480              11,445
Accounts receivable--net........................................................              2,051               4,565
Interest rate cap...............................................................              8,592                   -
Other assets....................................................................              8,115               6,732
Operating assets for owned properties...........................................             12,190              29,907
                                                                                       -----------------------------------
   Total assets.................................................................       $    823,853        $    890,839
                                                                                       ===================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving lines of credit.......................................................       $    189,800        $    193,689
Unsecured borrowings............................................................            100,000             197,526
Other long-term borrowings......................................................             29,708              21,957
Accrued expenses and other liabilities..........................................              8,868              16,790
Operating liabilities for owned properties......................................              4,018              10,187
                                                                                       -----------------------------------
   Total liabilities............................................................            332,394             440,149

Preferred stock.................................................................            212,342             212,342
Common stock and additional paid-in capital.....................................            484,742             440,071
Cumulative net earnings.........................................................            161,946             165,891
Cumulative dividends paid.......................................................           (365,654)           (365,654)
Unamortized restricted stock awards.............................................               (116)               (142)
Accumulated other comprehensive loss............................................             (1,801)             (1,818)
                                                                                       -----------------------------------
   Total stockholders' equity...................................................            491,459             450,690
                                                                                       -----------------------------------
   Total liabilities and stockholders' equity...................................       $    823,853        $    890,839
                                                                                       ===================================

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

                                     OMEGA HEALTHCARE INVESTORS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                 (In Thousands, Except Per Share Amounts)

                                                                                  Three Months Ended            Nine Months Ended
                                                                                     September 30,                 September 30,
                                                                                ----------------------------------------------------
                                                                                  2002           2001          2002           2001
                                                                                ----------------------------------------------------
Revenues
  Rental income.............................................................    $ 16,472       $ 14,936      $ 47,569      $ 45,686
  Mortgage interest income..................................................       5,301          5,130        15,899        16,343
  Other investment income - net.............................................       2,068          1,374         4,227         3,640
  Nursing home revenues of owned and operated assets........................       6,798         43,820        40,756       133,613
  Miscellaneous.............................................................         243          1,575           759         2,384
                                                                                ----------------------------------------------------
                                                                                  30,882         66,835       109,210       201,666
                                                                                ----------------------------------------------------
Expenses
  Nursing home expenses of owned and operated assets........................      19,677         44,439        56,862       134,565
  Depreciation and amortization.............................................       5,298          5,515        15,976        16,560
  Interest..................................................................       6,444          9,124        21,720        28,039
  General and administrative................................................       1,576          2,203         5,065         7,707
  Legal.....................................................................         610          1,145         2,262         2,862
  State taxes...............................................................          54            126           270           339
  Litigation settlement expense.............................................           -              -             -        10,000
  Provision for impairment..................................................       2,371              -         4,854         8,381
  Provision for uncollectible mortgages, notes and accounts receivable......       5,219             19         8,898           700
  Severance, moving and consulting agreement costs..........................           -          4,300             -         4,766
  Adjustment of derivatives to fair value...................................        (348)           561          (946)        1,113
                                                                                ----------------------------------------------------
                                                                                  40,901         67,432       114,961       215,032
                                                                                ----------------------------------------------------

Loss before gain (loss) on assets sold and gain (loss) on
  early extinguishment of debt..............................................     (10,019)          (597)       (5,751)      (13,366)
Gain (loss) on assets sold - net............................................       2,157         (1,485)        1,855          (873)
                                                                                ----------------------------------------------------
Net loss before gain (loss) on early extinguishment of debt.................      (7,862)        (2,082)       (3,896)      (14,239)
Gain (loss) on early extinguishment of debt.................................           -            226           (49)        2,963
                                                                                ----------------------------------------------------
Net loss....................................................................      (7,862)        (1,856)       (3,945)      (11,276)
Preferred stock dividends...................................................      (5,029)        (5,029)      (15,087)      (14,966)
                                                                                ----------------------------------------------------
Net loss available to common................................................    $(12,891)      $ (6,885)     $(19,032)     $(26,242)
                                                                                ====================================================

Loss per common share:
  Net loss per share - basic................................................    $  (0.35)      $  (0.34)     $  (0.56)     $  (1.31)
                                                                                ====================================================
  Net loss per share - diluted..............................................    $  (0.35)      $  (0.34)     $  (0.56)     $  (1.31)
                                                                                ====================================================

Loss per common share before gain (loss) on early extinguishment of debt:
  Net loss per share - basic................................................    $  (0.35)      $  (0.35)     $  (0.56)     $  (1.46)
                                                                                ====================================================
  Net loss per share - diluted..............................................    $  (0.35)      $  (0.35)     $  (0.56)     $  (1.46)
                                                                                ====================================================


Dividends declared and paid per common share................................    $      -       $      -      $      -      $      -
                                                                                ====================================================

Weighted-average shares outstanding, basic..................................      37,133         20,071         33,930       20,032
                                                                                ====================================================
Weighted-average shares outstanding, diluted................................
                                                                                  37,133         20,071         33,930       20,032
                                                                                ====================================================

Components of other comprehensive income (loss):
  Unrealized gain (loss) on Omega Worldwide, Inc............................    $    411       $   (814)     $     969     $   (567)
                                                                                ====================================================
  Unrealized loss on hedging contracts - net................................    $ (1,318)      $   (458)     $    (952)    $   (894)
                                                                                ====================================================


Total comprehensive loss....................................................    $ (8,769)      $ (3,128)     $  (3,928)    $(12,737)
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

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                         -------------------------------------------
                                                                                               2002                      2001
                                                                                         -------------------------------------------
Operating activities
Net loss........................................................................           $ (3,945)                  $(11,276)
   Adjustment to reconcile net loss to cash provided by operating activities:
      Depreciation and amortization.............................................             15,976                     16,560
      Provision for impairment..................................................              4,854                      8,381
      Provision for uncollectible accounts......................................              8,898                        700
      (Gain) loss on assets sold - net..........................................             (1,855)                       873
      Loss (gain) on early extinguishment of debt...............................                 49                     (2,963)
      Adjustment of derivatives to fair value...................................               (946)                     1,113
      Other.....................................................................              1,028                      3,291
Net change in accounts receivable for Owned and Operated assets--net............             16,205                     (8,120)
Net change in accounts payable for Owned and Operated assets....................             (3,741)                    (3,776)
Net change in other Owned and Operated assets and liabilities...................               (915)                       (97)
Net change in operating assets and liabilities..................................             (1,957)                     2,762
                                                                                         -------------------------------------------
Net cash provided by operating activities.......................................             33,651                      7,448
                                                                                         -------------------------------------------

Cash flows from financing activities
(Payment of) proceeds from revolving lines of credit--net.......................             (3,889)                    18,000
Proceeds from long-term borrowings - net........................................             13,409                          -
Payments of long-term borrowings................................................            (97,981)                   (43,355)
Payments for derivative instruments.............................................            (10,140)                         -
Receipts from Dividend Reinvestment Plan........................................                  4                         29
Proceeds from rights offering and private placement - net.......................             44,600                          -
Deferred financing costs paid...................................................             (5,604)                      (852)
Other...........................................................................                  -                        (45)
                                                                                         -------------------------------------------
Net cash used in financing activities...........................................            (59,601)                   (26,223)
                                                                                         -------------------------------------------

Cash flow from investing activities
Proceeds from sale of real estate investments--net..............................              1,045                      1,514
Proceeds from sale of other investments, capital improvements and funding
  of other investments--net.....................................................              7,353                      1,444
Collection of mortgage principal................................................             11,587                     22,790
                                                                                         -------------------------------------------
Net cash provided by investing activities.......................................             19,985                     25,748
                                                                                         -------------------------------------------

(Decrease) increase in cash and cash equivalents................................             (5,965)                     6,973
Cash and cash equivalents at beginning of period................................             11,445                      7,172
                                                                                         -------------------------------------------
Cash and cash equivalents at end of period......................................           $  5,480                   $ 14,145
                                                                                         ===========================================

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of assets) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.

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

     Upon adoption of Financial Accounting Standards Board ("FASB") 144 as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements.

     A summary of the number of properties by category for the quarter ended September 30, 2002 follows:

                                                                                                     Total        Held
                                           Purchase /                   Owned &      Closed        Healthcare     for
          Facility Count                   Leaseback     Mortgages     Operated     Facilities     Facilities     Sale       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 31, 2002...............        148           69             13           3            233            7         240
Properties transferred to
  Held for Sale........................          -            -              -           -              -            -           -
Properties transferred to
  Owned & Operated.....................          -            -              -           -              -            -           -
Properties closed......................         (3)           -              -           3              -            -           -
Properties Sold / Mortgages Paid.......          -           (4)             -          (1)            (5)           -          (5)
Transition Leasehold Interest..........          -            -             (3)          -             (3)           -          (3)
Properties Leased / Mortgages Placed...          -            -              -           -              -            -           -
Properties transferred to
  Purchase/Leaseback...................          2            -             (2)          -              -            -           -
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2002........        147            65             8           5            225            7         232
====================================================================================================================================

         Gross Investment
---------------------------------------
Balance at June 31, 2002...............   $658,804     $190,802       $ 18,873     $  1,300       $869,779     $  5,972    $875,751
Properties transferred to
  Held for Sale........................          -            -              -            -              -            -           -
Properties transferred to
  Owned & Operated.....................          -            -              -            -              -            -           -
Properties closed......................     (1,872)           -              -        1,872              -            -           -
Properties Sold / Mortgages Paid.......          -       (8,727)             -            -         (8,727)           -      (8,727)
Transition Leasehold Interest..........          -            -           (543)           -           (543)           -        (543)
Properties Leased / Mortgages Placed...          -            -              -            -              -            -           -
Properties transferred to
  Purchase/Leaseback...................      7,250            -         (7,250)           -              -            -           -
Impairment on Properties and
  Mortgage Reserve.....................          -       (4,946)             -       (2,371)        (7,317)           -      (7,317)
Capex and other........................       (373)        (468)            70            -           (771)           -        (771)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2002........   $663,809     $176,661       $ 11,150     $    801       $852,421     $  5,972    $858,393
====================================================================================================================================

Purchase / Leaseback

     During the three-month period ending September 30, 2002, we leased two properties, previously classified as Owned and Operated Assets, to Hickory Creek Healthcare Foundation, Inc. The initial term for the Master Lease is for ten years and includes an option to renew for an additional ten years. The initial annual base rent is $0.4 million.

     Additionally, during the quarter, we closed three buildings that were previously leased to USA Healthcare, Inc. under a Master Lease and recorded a provision for impairment of $1.9 million. The Master Lease was amended to remove the three buildings with no reduction in rental income. We intend to sell these closed facilities as soon as practicable; however, there can be no assurance if or when these sales will be completed.

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

     During the three months ended September 30, 2002, Ciena Health Care Management paid off, in full, their existing $8.7 million mortgage on four Michigan facilities.

     In addition, a provision for loss on mortgages of $4.9 million and $6.9 million was recorded for the three- and nine-month periods ending September 30, 2002, respectively, as compared with $19,000 and $700,000 for the same time period in 2001.

Owned and Operated Assets

     At September 30, 2002, we own eight facilities that were recovered from customers and are operated for our own account. These facilities have 677 beds and are located in three states.

     During the three-month period ended September 30, 2002, we leased two properties previously classified as Owned and Operated to a third-party operator. See Purchase / Leaseback above. In addition, we incurred a $1.7 million expense associated with the termination of our leasehold interest in three Alabama skilled nursing facilities that were classified as Owned and Operated assets.

     We intend to operate the remaining Owned and Operated assets for our own account until we are able to re-lease, sell, terminate our leasehold interest or close the facilities. These facilities and their respective operations are presented on a consolidated basis in our financial statements. See Note J - Subsequent Events.

     During the three-month period ended September 30, 2002, a non-cash provision of $5.0 million for uncollectable accounts receivable related to our Owned and Operated assets was recorded.

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

     The  revenues,   expenses,  assets  and  liabilities  in  our  consolidated financial statements which relate to our owned and operated assets are as follows:

                                                                                 (Unaudited)
                                                                               (In Thousands)

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                      -------------------------------   --------------------------------
                                                           2002            2001              2002             2001
                                                      -------------------------------   --------------------------------
Revenues (1)
Medicaid.........................................      $  3,908        $ 27,084          $  24,899        $ 80,645
Medicare.........................................         1,591          10,074              8,662          32,588
Private & other..................................         1,299           6,662              7,195          20,380
                                                      -------------------------------   --------------------------------
                                                          6,798          43,820             40,756         133,613
                                                      -------------------------------   --------------------------------

Expenses
Patient care expenses............................         7,854          30,917             30,964          93,638
Administration...................................         3,170           7,246             12,213          21,423
Property & related...............................         1,070           3,092              3,545           9,052
Leasehold buyout expense.........................         1,670               -              1,670               -
                                                      -------------------------------   --------------------------------
                                                         13,764          41,255             48,392         124,113
                                                      -------------------------------   --------------------------------

Contribution margin..............................        (6,966)          2,565             (7,636)          9,500

Management fees..................................           414           2,217              2,292           7,084
Rent.............................................           480             967              1,957           3,368
Provision for Uncollectable Accounts.............         5,019               -              4,221               -
                                                      -------------------------------   --------------------------------
EBITDA (2).......................................      $(12,879)       $   (619)         $ (16,106)       $   (952)
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


                                          September 30,          December 31,
                                              2002                   2001
                                         ---------------------------------------
                                                       (Unaudited)
                                                     (In Thousands)
         ASSETS
Cash...................................    $  2,307               $  6,549
Accounts receivable--net...............      10,916                 27,121
Other current assets...................       1,078                  2,125
                                         ---------------------------------------
   Total current assets................      14,301                 35,795
                                         ---------------------------------------

Investment in leasehold--net...........         196                    661

Land and buildings.....................      11,950                 80,071
Less accumulated depreciation..........      (2,132)                (8,647)
                                         ---------------------------------------
Land and buildings--net................       9,818                 71,424
                                         ---------------------------------------
Total assets...........................    $ 24,315               $107,880
                                         =======================================

                               LIABILITIES
Accounts payable.......................    $  1,075               $  4,816
Other current liabilities..............       2,943                  5,371
                                         ---------------------------------------
   Total current liabilities...........       4,018                 10,187
                                         ---------------------------------------
Total liabilities......................    $  4,018               $ 10,187
                                         =======================================


     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $10.8 million at September 30, 2002 and $8.3 million at December 31, 2001.

Assets Held for Sale

     At September 30, 2002, the carrying value of assets held for sale totaled $6.0 million (net of impairment reserves of $7.3 million). We intend to sell the remaining facilities as soon as practicable. There can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets.

Segment Information

     The following tables set forth the reconciliation of operating results and total assets for our reportable segments for the three- and nine-month periods ending September 30, 2002 and 2001.

                                                                  As of and for the three months ended September 30, 2002
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Operating revenues.................................     $ 21,773           $  6,798           $     -             $ 28,571
Operating expenses.................................            -            (14,658)                -              (14,658)
                                                    --------------------------------------------------------------------------------
  Net operating income.............................
                                                          21,773             (7,860)                -               13,913
Adjustments to arrive at net income:
  Other revenues...................................            -                  -             2,311                2,311
  Interest expense.................................            -                  -            (6,444)              (6,444)
  Depreciation and amortization....................       (4,890)              (167)             (241)              (5,298)
  General and administrative.......................            -                  -            (1,576)              (1,576)
  Legal............................................            -                  -              (610)                (610)
  State taxes......................................            -                  -               (54)                 (54)
  Provision for impairment.........................       (1,872)              (499)                -               (2,371)
  Provision for uncollectible accounts.............       (5,219)            (5,019)                -              (10,238)
  Adjustment of derivatives to fair value..........            -                  -               348                  348
                                                    --------------------------------------------------------------------------------
                                                         (11,981)            (5,685)           (6,266)             (23,932)
                                                    --------------------------------------------------------------------------------

Income (loss) before gain on assets sold...........        9,792            (13,545)           (6,266)             (10,019)
Gain on assets sold - net..........................            -                  -             2,157                2,157
Preferred dividends................................            -                  -            (5,029)              (5,029)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common..............     $  9,792           $(13,545)          $(9,138)            $(12,891)
                                                    ================================================================================

Total assets.......................................     $729,923           $ 30,287           $63,643             $823,853
                                                    ================================================================================

                                                                  As of and for the three months ended September 30, 2001
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Operating revenues..................................     $ 20,066           $ 43,820          $      -             $ 63,886
Operating expenses..................................            -            (44,439)                -              (44,439)
                                                    --------------------------------------------------------------------------------
  Net operating income.............................        20,066               (619)                -               19,447
Adjustments to arrive at net income:
  Other revenues....................................            -                  -             2,949                2,949
  Interest expense..................................            -                  -            (9,124)              (9,124)
  Depreciation and amortization.....................       (4,273)            (1,018)             (224)              (5,515)
  General and administrative........................            -                  -            (2,203)              (2,203)
  Legal.............................................            -                  -            (1,145)              (1,145)
  State taxes.......................................            -                  -              (126)                (126)
  Severance, moving and consulting agreement costs..            -                  -            (4,300)              (4,300)
  Provision for uncollectible accounts..............          (19)                 -                 -                  (19)
  Adjustment of derivatives to fair value..........            -                  -              (561)                (561)
                                                    --------------------------------------------------------------------------------
                                                           (4,292)            (1,018)          (14,734)             (20,044)
                                                    --------------------------------------------------------------------------------
Income (loss) before loss on assets sold and gain
  on early extinguishment of debt...................       15,774             (1,637)          (14,734)                (597)
Loss on assets sold - net...........................            -             (1,485)                -               (1,485)
Gain on early extinguishment of debt................            -                  -               226                  226
Preferred dividends.................................            -                  -            (5,029)              (5,029)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common...............     $ 15,774           $ (3,122)         $(19,537)            $ (6,885)
                                                    ================================================================================

Total assets........................................     $686,411           $161,047          $ 63,807             $911,265
                                                    ================================================================================

                                                                   As of and for the nine months ended September 30, 2002
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Operating revenues.................................     $ 63,468           $ 40,756          $      -             $104,224
Operating expenses.................................            -            (52,641)                -              (52,641)
                                                    --------------------------------------------------------------------------------
  Net operating income.............................       63,468            (11,885)                -               51,583
Adjustments to arrive at net income:
  Other revenues...................................            -                  -             4,986                4,986
  Interest expense.................................            -                  -           (21,720)             (21,720)
  Depreciation and amortization....................      (14,371)              (923)             (682)             (15,976)
  General and administrative.......................            -                  -            (5,065)              (5,065)
  Legal............................................            -                  -            (2,262)              (2,262)
  State taxes......................................            -                  -              (270)                (270)
  Provision for impairment.........................       (1,872)            (2,982)                -               (4,854)
  Provision for uncollectible accounts.............       (8,898)            (4,221)                -              (13,119)
  Adjustment of derivatives to fair value..........            -                  -               946                  946
                                                    --------------------------------------------------------------------------------
                                                         (25,141)            (8,126)          (24,067)             (57,334)
                                                    --------------------------------------------------------------------------------

Income (loss) before loss (gain) on assets sold
  and loss on early extinguishment of debt.........       38,327            (20,011)          (24,067)              (5,751)
(Loss) gain on assets sold - net...................            -               (302)            2,157                1,855
Loss on early extinguishment of debt...............            -                  -               (49)                 (49)
Preferred dividends................................            -                  -           (15,087)             (15,087)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common..............     $ 38,327           $(20,313)         $(37,046)            $(19,032)
                                                    ================================================================================

Total assets.......................................     $729,923           $ 30,287          $ 63,643             $823,853
                                                    ================================================================================

                                                                   As of and for the nine months ended September 30, 2001
                                                    --------------------------------------------------------------------------------
                                                                           Owned and
                                                                         Operated and
                                                          Core            Assets Held         Corporate
                                                       Operations          For Sale           and Other         Consolidated
                                                    --------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In Thousands)
Operating revenues..................................     $ 62,029           $133,613          $      -             $195,642
Operating expenses..................................            -           (134,565)                -             (134,565)
                                                    --------------------------------------------------------------------------------
  Net operating income..............................       62,029               (952)                -               61,077
Adjustments to arrive at net income:
  Other revenues....................................            -                  -             6,024                6,024
  Interest expense..................................            -                  -           (28,039)             (28,039)
  Depreciation and amortization.....................      (12,941)            (2,950)             (669)             (16,560)
  General and administrative........................            -                  -            (7,707)              (7,707)
  Legal.............................................            -                  -            (2,862)              (2,862)
  State taxes.......................................            -                  -              (339)                (339)
  Litigation settlement expense.....................            -                  -           (10,000)             (10,000)
  Severance, moving and consulting agreement costs..            -                  -            (8,381)              (8,381)
  Provision for impairment..........................            -                  -            (4,766)              (4,766)
  Provision for uncollectible accounts..............         (700)                 -                 -                 (700)
  Adjustment of derivatives to fair value...........            -                  -            (1,113)              (1,113)
                                                    --------------------------------------------------------------------------------
                                                          (13,641)            (2,950)          (57,852)             (74,443)
                                                    --------------------------------------------------------------------------------
Income (loss) before loss on assets sold and gain
  on early extinguishment of debt...................       48,388             (3,902)          (57,852)             (13,336)
Loss on assets sold - net...........................            -               (873)                -                 (873)
Gain on early extinguishment of debt................            -                  -             2,963                2,963
Preferred dividends.................................            -                  -           (14,966)             (14,966)
                                                    --------------------------------------------------------------------------------
Net income (loss) available to common...............     $ 48,388           $ (4,775)         $(69,855)            $(26,242)
                                                    ================================================================================

Total assets........................................     $686,411           $161,047          $ 63,807             $911,265
                                                    ================================================================================

Note C - Concentration of Risk and Related Issues

     As of September 30, 2002, our portfolio of domestic investments consisted of 225 healthcare facilities, located in 28 states and operated by 34 third-party operators. Our gross investment in these facilities, before reserve for uncollectible loans, totaled $861.1 million at September 30, 2002, with 97.3% of our real estate investments related to long-term care facilities. This portfolio is made up of 145 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed-rate, participating and convertible participating mortgages on 65 long-term healthcare facilities and four long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for our own account and five facilities which are closed. In addition, four facilities subject to third-party leasehold interests are included in Other Investments. We also hold miscellaneous investments and closed healthcare facilities held for sale of approximately $47.7 million at September 30, 2002, including $22.1 million related to two non-healthcare facilities leased by the United States Postal Service ("USPS").

     Approximately 67.8% of our real estate investments are operated by seven public companies, including Sun Healthcare Group, Inc. (25.4%), Integrated Health Services, Inc. ("IHS") (18.6%, including 11.1% as the manager for and 50% owner of Lyric Health Care LLC), Advocat, Inc. (12.4%), Mariner Post-Acute Network (6.9%), Alterra Healthcare Corporation ("Alterra") (4.0%), Kindred Healthcare, Inc. ("Kindred") (formerly known as Vencor Operating, Inc.) (0.5%). At September 30, 2002 the three largest private operators represent 3.6%, 2.7% and 2.7% of investments, respectively. No other operator represents more than 2.5% of investments. The three states in which we have our highest concentration of investments are Florida (16.5%), California (7.7%) and Illinois (7.7%).

Government  Healthcare  Regulation,  Reimbursements  and Industry  Concentration
Risks

     Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as the facilities Owned and Operated for our account, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial changes. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Medicare Developments.

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

Risks Related to Owned and Operated Assets

     As a consequence of the financial difficulties encountered by a number of our operators, we have recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. We are typically required to hold applicable licenses and are responsible for the regulatory compliance at our owned and operated facilities. Our management contracts with third-party operators for these properties provide that the third-party operator is responsible for regulatory compliance, but we could be sanctioned for violation of regulatory requirements. In addition, the risk of third-party claims such as patient care and personal injury claims is higher with respect to our owned and operated properties as compared with our leased and mortgaged assets.

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

     On February 1, 2001, we announced the suspension of all common and preferred dividends. This action was intended to preserve cash to facilitate our ability to obtain financing to fund the 2002 debt maturities. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain our REIT status for 2001. For tax year 2002, we are currently projecting a tax loss; therefore, we anticipate no distribution will be required to satisfy the 2002 REIT rules. However, if we have taxable income, we intend to make the necessary distributions to satisfy the 2002 REIT requirements. The accumulated and unpaid dividends relating to all series of preferred stocks total $35.0 million as of September 30, 2002. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

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

     Since dividends on the Series A and Series B Preferred Stock have been in arrears for more than 18 months, the holders of the Series A and Series B Preferred Stock (voting together as a single class) continue to have the right to elect two additional directors to our Board of Directors in accordance with the terms of the Series A and Series B Preferred Stock and our Bylaws. Explorer, the sole holder of the Series C Preferred Stock, also has the right to elect two other additional directors to our Board of Directors in accordance with the terms of the Series C Preferred Stock and our Bylaws. Explorer, without waiving its rights under the terms of the Series C Preferred Stock or the Stockholders Agreement, has advised us that it is not currently seeking the election of the two additional directors resulting from the Series C dividend arrearage unless the holders of the Series A and Series B Preferred Stock seek to elect additional directors.

Note E - Earnings Per Share

     The computation of basic earnings per share is determined based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and the assumed conversion of the Series C Preferred Stock.

Note F - Omega Worldwide, Inc. and Principal Healthcare Finance Limited

     During the three-month period ending September 30, 2002, we sold our investment in Omega Worldwide, Inc. ("Worldwide"). Pursuant to a tender offer by Four Seasons Health Care Limited ("Four Seasons") for all of the outstanding shares of common stock of Worldwide, we sold our investment, which consisted of
1.2 million shares of common stock and 260,000 shares of preferred stock, to Four Seasons for cash proceeds of approximately $7.4 million (including $3.5 million for preferred stock liquidation preference and accrued preferred dividends). In addition, we sold our investment in Principal Healthcare Finance Limited, an Isle of Jersey company ("PHFL"), which consisted of 990,000 ordinary shares and warrants to purchase 185,033 ordinary shares, to an affiliate of Four Seasons for cash proceeds of $2.8 million. Both transactions were completed in September 2002 and provided aggregate cash proceeds of $10.2 million. We realized a gain from the sale of our investments in Worldwide and PHFL of $2.2 million. As of September 30, 2002, we no longer own any interest in Worldwide or PHFL.

     As of September 30, 2002, we hold a $1.3 million investment in Principal Healthcare Finance Trust, an Australian Unit Trust.

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

     On June 21, 2000, we were named as a defendant in certain litigation brought against us by Madison/OHI Liquidity Investors, LLC ("Madison"), for the breach and/or anticipatory breach of a revolving loan commitment. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Madison claimed damages as a result of the alleged breach of approximately $0.7 million and damages in an amount ranging from $15 to $28 million for the anticipatory breach. We filed counterclaims against Madison and the guarantors seeking repayment of approximately $7.4 million of unpaid principal on the loan, plus accrued interest. Effective as of September 30, 2002, the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million. The payment by Madison consists of a $0.4 million cash payment for our attorneys' fees, with the balance to be evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. As of September 30, 2002, we have received the $0.4 million cash payment and payments of principal and interest on the note equal to $2.0 million. The financial statements have been adjusted to reflect the restructuring and reduction of our investment in connection with the settlement of this matter.

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

     Our $160.0 million secured revolving line of credit facility expires on December 31, 2003. Borrowings under this facility bear interest at 2.50% to 3.25% over London Interbank Offered Rate ("LIBOR") through December 31, 2002 and 3.00% to 3.25% over LIBOR after December 31, 2002. Borrowings of $124.8 million were outstanding as of September 30, 2002. Additionally, $12.5 million of letters of credit were outstanding against this credit facility at September 30, 2002. These letters of credit were collateral for certain long-term borrowings and supported insurance programs associated with our owned and operated assets. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 4.83% at September 30, 2002. Cost for the letters of credit range from 2.50% to 3.25%, based on our leverage ratio. Real estate investments with a gross book value of approximately $239.4 million are pledged as collateral for this revolving line of credit facility at September 30, 2002.

     Our $65.0 million line of credit facility expires on June 30, 2005. Borrowings under this facility bear interest at 2.50% and 3.75% over LIBOR, based on our leverage ratio and collateral assignment. Borrowings of $65.0 million were outstanding at September 30, 2002. LIBOR based borrowings under this facility bear interest at a weighted-average rate of 5.32% at September 30, 2002. Real estate investments with a gross book value of approximately $117.1 million are pledged as collateral for this revolving line of credit facility at September 30, 2002.

     During the three-month period ended September 30, 2002, we repaid $17.9 million of LIBOR based borrowings associated with our revolving credit facilities. At September 30, 2002, we had $189.8 million of LIBOR based borrowings outstanding and $12.5 million of letters of credit outstanding, leaving availability of $22.7 million.

Note I - Accounting for Derivatives

     We utilize interest rate swaps and hedges to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 2000. We adopted the new Statement effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated other comprehensive income. On September 30, 2002, the derivative instrument was reported at its fair value as an Other Asset of $8.6 million. An adjustment of $1.5 million to Other Comprehensive Income was made for the change in fair value of this cap during the quarter. Each quarter, the unrealized gain/loss held in accumulated Other Comprehensive Income will be adjusted to reflect the change in the fair value of this interest rate cap. This reclassification is consistent with the recognition of earnings for hedged items. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period.

     Also in September 2002, we terminated two interest rate swaps with notional amounts of $32.0 million each. Under the terms of the first swap agreement, which would have expired on December 2002, we received payments when LIBOR exceeded 6.35% and paid the counterparty when LIBOR was less than 6.35%. This interest rate swap was extended in December 2001 to December 2002 at the option of the counterparty and therefore did not qualify for hedge accounting under FASB No. 133. The fair value of this swap at September 30, 2002 and December 31, 2001 was a liability of $0 and $1.3 million, respectively.

     The fair value of the first swap agreement at January 1, 2001 was recorded as a liability and a transition adjustment in Other Comprehensive Income, which was amortized over the initial term of the swap ending December 31, 2001. The change in fair value was $0.7 million and $1.3 million for the three- and nine-month periods ending September 30, 2002, respectively, as compared with $0.5 million and $0.8 million the same periods in 2001. The change in fair value, along with the amortization, is included in charges for derivative accounting in our Consolidated Statement of Operations.

     Under the second swap agreement, which was scheduled to expire December 31, 2002, we received payments when LIBOR exceeded 4.89% and paid the counterparty when LIBOR was less than 4.89%. The fair value of this interest rate swap at September 30, 2002 and December 31, 2001 was a liability of $0.3 million and $0.8 million, respectively. The change in fair value was $0.2 million and $0.6 million for the three- and nine-month periods ending September 30, 2002, respectively, as compared to $0.5 million and $.08 million for the three- and nine-month periods in 2001. The change in fair value is included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in our Consolidated Balance Sheet at September 30, 2002 and December 31, 2001.

Notes J - Subsequent Events

     On October 1, 2002, we entered into a Master Lease to lease two facilities, a 60-bed facility in Kendallville, Indiana and an 86-bed facility in Knightsville, Indiana, to Kendallville Manor Investors, LLC and Cloverleaf of Knightsville Investors, LLC, respectively, both Indiana limited liability companies. The initial term for the Master Lease is ten years with an initial annual rent payment of $540,000. Simultaneously, and in a related transaction, we sub-leased a 68-bed facility in Owensville, Indiana to Owensville Manor Investors, LLC, an Indiana limited liability company. The initial term of the sub-lease shall be for the balance of the term on the Ground Lease, set to expire on February, 28, 2006, with an initial annual rent payment of $360,000, as compared to Omega's annual ground lease rent obligation of $518,000. If Omega is still the tenant under the Ground Lease after one year, then the annual rental payment under the Kendallville and Knightsville Master Lease permanently increases by $40,000 per annum beginning in the second lease year.

     As a result of re-leasing efforts subsequent to the end of the third quarter, the total number of Owned and Operated Assets decreased from eight as of September 30, 2002 to five as of the filing date hereof.

     Unrelated to our Owned and Operated assets, on October 1, 2002, we entered into a Master Lease to re-lease two facilities, formerly leased to Alterra Healthcare Corporation, including a 36-bed facility and a 42-bed facility in Jeffersonville, Indiana to Residential Care VIII LLC, an Indiana limited liability company. The initial term for the two properties is five years with an initial annual rent payment of $105,000, increasing to $345,000 in the second lease year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements. These statements relate to our expectations regarding our beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward looking terminology such as "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this report and only speak as of the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in such forward-looking statements as a result of a variety of factors, including, among other things: (i) our ability to dispose of assets held for sale on a timely basis and at appropriate prices;
(ii) uncertainties relating to the operation of our Owned and Operated Assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels; (iii) our ability to manage, re-lease or sell our owned and operated facilities; (iv) regulatory and other changes in the healthcare sector; (v) the ability of our operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages, and impede our ability to collect unpaid rent or interest during a bankruptcy proceeding and retain security deposits for the debtor's obligations; (vi) competition in the financing of healthcare facilities; (vii) the effect of economic and market conditions generally, and particularly in the healthcare industry; (viii) changes in interest rates; (ix) the amount and yield of any additional investments; (x) changes in tax laws and regulations affecting real estate investment trusts; (xi) access to the capital markets and the cost of capital;
(xii) changes in the ratings of our debt securities; and (xiii) the risk factors discussed in Note C - Concentration of Risk and Related Issues.

Results of Operations

     The following is a discussion of our consolidated results of operations, financial position and liquidity and capital resources which should be read in conjunction with the consolidated financial statements and accompanying notes. See Note B - Properties and Note C - Concentration of Risk and Related Issues.

     Revenues for the three- and nine-month periods ending September 30, 2002 totaled $30.9 million and $109.2 million, respectively, a decrease of $35.9 million and $92.5 million from the same periods ending September 30, 2001. Excluding nursing home revenues for Owned and Operated assets, revenues were $24.1 million and $68.5 million, respectively, for the three- and nine-month periods ending September 30, 2002, an increase of $1.1 million and $0.4 million from the comparable prior year periods.

     Rental income for the three- and nine-month periods ending September 30, 2002 was $16.5 million and $47.6 million, respectively, an increase of $1.6 million and $1.9 million over the same periods in 2001. The $1.6 million increase for the three-month period is due to $0.2 million relating to contractual increases in rents that became effective in 2002 and $2.2 million relating to leases on assets previously classified as owned and operated, offset by a $0.7 million reduction in lease revenue due to foreclosures, bankruptcies and restructurings and $0.1 million from a property that was sold in 2001. The $1.9 million increase in the nine-month period is due to $0.6 million relating to leases with contractual increases in rents that became effective in 2002 and $5.6 million relating to assets previously classified as owned and operated, offset by a $4.1 million reduction in lease revenue due to foreclosures, bankruptcies and restructurings and $0.2 million from a property that was sold in 2001.

     Mortgage interest income for the three- and nine-month periods ending September 30, 2002 totaled $5.3 million and $15.9 million, respectively, an increase of $0.2 million and a decrease of $0.4 million from the same periods in 2001. The $0.2 million increase in the three-month period is due to $0.3 million of new investments placed in 2001, offset by reduced investments resulting from the payoffs of mortgage notes, reduction in interest due to foreclosures, bankruptcies, restructurings and normal amortization of $0.1 million. The $0.4 million decrease in the nine-month period is due to reduced investments resulting from the payoffs and restructuring and deferrals of mortgage notes of $1.3 million, reduced interest due to normal amortization of $0.1 million, offset by $1.0 million of new investments placed in 2001.

     Nursing home revenues of owned and operated assets for the three- and nine-month periods ending September 30, 2002 totaled $6.8 million and $40.8 million, respectively, a decrease of $37.0 million and $92.8 million from the same periods in 2001. This is due to a significant decrease in the number of operated facilities versus the same period in 2001 (eight at September 30, 2002 as compared to 60 at September 30, 2001).

     Expenses for the three- and nine-month periods ending September 30, 2002 totaled $40.9 million and $115.0 million, respectively, a decrease of $26.5 million and $100.0 million compared with expenses of $67.4 million and $215.0 million, respectively, for the three- and nine-month periods ending September 30, 2001. Excluding nursing home expenses of owned and operated assets, expenses were $21.2 million for the three-month period ending September 30, 2002 versus $23.0 million for the same period in 2001 and $58.1 million for the nine-month period ending September 30, 2002 versus $80.5 million for the same period in 2001.

     Nursing home expenses for owned and operated assets for the three- and nine-month periods ending September 30, 2002 were $19.7 million and $56.9 million, respectively, a decrease of $24.7 million and $77.7 million from the same periods in 2001. During the three-month period ended September 30, 2002, a non-cash provision of $5.0 million for uncollectable accounts receivable related to our Owned and Operated assets was recorded. In addition, we recorded $1.7 million for the termination of our leasehold interest in three Alabama skilled nursing facilities that were classified as Owned and Operated assets. This offset is due to 52 fewer facilities in 2002 versus the same period in 2001.

     The provision for depreciation and amortization totaled $5.3 million and $16.0 million, respectively, for the three- and nine-month periods ending September 30, 2002. This $0.2 million and $0.6 million decrease versus the same periods in 2001 is primarily due to assets sold in 2001 and lower depreciable values due to impairment charges on owned and operated properties recorded during 2001.

     Interest expense for the three- and nine-month periods ending September 30, 2002 was $6.4 million and $21.7 million, respectively, compared with $9.1 million and $28.0 million for the same periods in 2001. This decrease is primarily due to a $106.5 million reduction of total outstanding debt and lower average interest rates versus the same periods in 2001.

     General and administrative and legal expenses for the three- and nine-month periods ending September 30, 2002, totaled $2.2 million and $7.3 million, respectively, compared with $3.3 million and $10.6 million, respectively, for the same periods in 2001. The decrease is due to a reduction in staffing, as well as a reduction in consulting and legal costs primarily related to our owned and operated facilities.

     During the nine-month period ended September 30, 2001, we recorded a $10.0 million litigation settlement expense related to a suit brought against us by Karrington Health, Inc. ("Karrington"). On December 29, 1998, Karrington brought suit against us alleging that we repudiated and ultimately breached a financing contract and was seeking recovery of approximately $34.0 million in damages it alleges to have incurred as a result of the breach. On August 13, 2001, we paid Karrington $10.0 million to settle all claims arising from the suit, but without admission of any liability or fault by us, which liability is expressly denied. Based on the settlement, the suit was dismissed with prejudice.

     A provision for impairment of $2.4 million and $4.9 million for the three- and nine-month periods ending September 30, 2002 and $0.0 and $8.4 million for the three- and nine-month periods ending September 30, 2001 is included in expenses. The $2.4 million provision was to reduce the carrying value of one owned and operated building and three core buildings that were closed during the quarter to their fair value less costs to dispose. These buildings are being actively marketed for sale; however, there can be no assurance if or when such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets. The $4.9 million for the nine-month period ending September 30, 2002 was to reduce the value of three closed owned and operated buildings and three closed core buildings to their fair value less cost to dispose. The $8.4 million provision for the nine-month period ending September 30, 2001 was to reduce the cost basis of assets recovered from a defaulting operator to their fair value less cost to dispose.

     Charges of $5.2 million and $8.9 million for provision for uncollectible mortgages, notes and accounts receivable were recognized during the three- and nine-month periods ending September 30, 2002 as compared with $0.0 and $0.7 million for the same time period in 2001. The $5.2 million charge was primarily related to the write down of one loan to a bankrupt operator during the quarter. The $8.9 million consists primarily of the write down of the loan during the quarter as well as the restructuring and reduction of debt owed by Madison/OHI Liquidity Investors, LLC ("Madison"), as part of the compromise and settlement of a lawsuit with Madison which occurred in the second quarter of 2002. On June 21, 2000, we were named as a defendant in certain litigation brought against us by Madison, for the breach and/or anticipatory breach of a revolving loan commitment. We filed counterclaims against Madison and its guarantors seeking repayment of approximately $7.4 million of unpaid principal on the loan, plus accrued interest. After the trial began on July 22, 2002, the parties agreed to settle all claims in the suit in consideration of the payment to us by Madison of the sum of $5.4 million, consisting of $0.4 million in cash and a $5.0 million note. See Note G - Litigation. A charge of $0.7 million was taken during the nine-month period ending September 30, 2001 relating to write-off of rents due from a defaulting operator.

     Severance, moving and consulting agreement costs of $4.3 million and $4.8 million were recognized during the three- and nine-month periods ended September 30, 2001. The severance, moving and consulting agreement costs of $4.3 million were recorded in the three-month period ended September 30, 2001 in connection with our planned relocation to Maryland. The nine-month period ended September 30, 2001 also included $0.5 million related to the termination of an employment contract with an officer of our company.

     During the three-month period ending September 30, 2002, we sold our investment in Omega Worldwide, Inc. ("Worldwide"). Pursuant to a tender offer by Four Seasons Health Care Limited ("Four Seasons") for all of the outstanding shares of common stock of Worldwide, we sold our investment, which consisted of
1.2 million shares of common stock and 260,000 shares of preferred stock, to Four Seasons for cash proceeds of approximately $7.4 million (including $3.5 million for preferred stock liquidation preference and accrued preferred dividends). In addition, we sold our investment in Principal Healthcare Finance Limited, an Isle of Jersey company ("PHFL"), which consisted of 990,000 ordinary shares and warrants to purchase 185,033 ordinary shares, to an affiliate of Four Seasons for cash proceeds of $2.8 million. Both transactions were completed in September 2002 and provided aggregate cash proceeds of $10.2 million. We realized a gain from the sale of our investments in Worldwide and PHFL of $2.2 million. As of September 30, 2002, we no longer own any interest in Worldwide or PHFL. For the nine-month period ending September 30, 2002, we sold one building, realizing proceeds of $1.0 million, net of closing costs, resulting in a loss of $0.3 million, as well as the above mentioned Worldwide and PHFL transaction. For the three-month period ending September 30, 2001, we disposed of one healthcare facility resulting in a loss on sale of $1.5 million. The loss on sale of $0.9 million for the nine-month period ended September 30, 2001 includes a gain on sale of $0.6 million from the sale of three healthcare facilities.

     During the nine-month period ending September 30, 2002, we recorded a loss of $0.1 million related to the early retirement of $63.1 million of our 6.95% Notes due June, 2002. See Liquidity and Capital Resources. We recorded a gain of $0.2 million and $3.0 million, respectively, for the three- and nine-month periods ending September 30, 2001 related to the early retirement of $3.9 million and $25.4 million, respectively, of these same 6.95% Notes.

     Funds from operations ("FFO") for the three- and nine-month periods ending September 30, 2002 was a deficit of $7.7 million and $1.0 million, respectively, a decrease of $8.2 million and an increase of $1.3 million, as compared with $0.5 million and a deficit of $2.3 million for the same periods in 2001 due to the results described above. Fully diluted FFO was a deficit of $5.1 million and a positive $6.9 million, respectively, for the three- and nine-month periods ending September 30, 2002, a decrease of $8.2 million and an increase of $1.4 million, as compared with a positive $3.1 million and $5.5 million for the same periods in 2001. FFO is defined as net earnings available to common stockholders, excluding any gains or losses from debt restructuring, the effects of asset dispositions and impairments, plus depreciation and amortization associated with real estate investments. Diluted FFO is adjusted for the assumed conversion of Series C Preferred Stock and the exercise of in-the-money stock options. We consider FFO to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding with our ability to incur and service debt, to make capital expenditures and to pay dividends to our stockholders. FFO, in and of itself, does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance or to net cash flow from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

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

Medicare Developments

     During the year 2000, Congress enacted various legislation which was intended to provide some relief to the extensive Medicare cut-backs resulting from the Balanced Budget Act of 1997. The relief came in the form of four add-on payments.

     On September 30, 2002, two of the add-ons, the 4% increase for all patient categories in the Resource Utilization Group ("RUG") system and the 16.7% increase for nursing-related costs, expired. Earlier this year, the other two add-on payments, were extended by the Centers for Medicare and Medicaid Services ("CMS") through September 30, 2003.

     Partially offsetting the elimination of these add-ons, CMS provided a 2.6% market basket increase in payments to skilled nursing facilities.

     Overall, the elimination of these two add-ons is expected to have an adverse affect on all of our skilled nursing home operators, and result in a decrease in operating performance to rent coverage. While we believe the wide diversification of our portfolio coupled with the sustainable capital structure of most of our operators will not result in a material interruption in revenue, we cannot predict the ultimate response to these Medicare cuts.

     Furthermore, we believe there remains some likelihood that these add-ons could be partially reinstated by Congress either during the "lame duck" session prior to year end, or when Congress reconvenes in January 2003.

Portfolio Developments

     During the quarter, we entered into a Master Lease to lease two facilities, previously classified as Owned and Operated, one in Indiana and the other in Ohio, to Hickory Creek Healthcare Foundation, Inc., a Georgia not-for-profit corporation. The initial term of the Master Lease is for ten years and includes an option to renew for an additional ten years. The initial annual base rent is $415,000. Also during the quarter, we closed three buildings that were previously leased to USA Healthcare, Inc. The Master Lease was amended to remove the three buildings with no reduction in rental income. In addition, we terminated our leasehold interest in three Alabama skilled nursing facilities. See Note B -Properties. As a result of the above mentioned transactions, the total number of Owned and Operated assets declined by five, leaving eight remaining facilities at quarter end. See Note J - Subsequent Events.

     During the three months ended September 30, 2002, Ciena Health Care Management paid off, in full, their existing $8.7 million mortgage on four Michigan facilities.

     We are continuing our negotiations with Integrated Health Services, Inc. and its affiliate, Lyric Health Care LLC, to reach a permanent restructuring agreement or to transition the facilities to a new operator or operators.

Liquidity and Capital Resources

     At September 30, 2002, we had total assets of $823.9 million, stockholders' equity of $491.5 million and debt of $319.5 million, representing approximately 39.4% of total capitalization.

     We have two secured revolving credit facilities, providing up to $225.0 million of financing. At September 30, 2002, $189.8 million was outstanding and $12.5 million was utilized for the issuance of letters of credit, leaving availability of $22.7 million.

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. The amendments became effective as of the closing of the rights offering and private placement to Explorer Holdings, L.P. ("Explorer") on February 21, 2002. The amendments included modifications and/or eliminations to certain financial covenants.

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

     No preferred or common cash dividends were paid during the first nine months ending September 30, 2002 and 2001, respectively. See Note D - Dividends. We can give no assurance as to when or if the dividends will be reinstated on the preferred stock or common stock, or the amount of the dividends if and when such payments are recommenced. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain its REIT status for 2001 and intend to satisfy such requirements under the REIT rules for 2002. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

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

     During June, 2002, we paid off the remaining $61.9 million of our 6.95% Notes maturing in June 2002. In addition, during June 2002, our HUD obligation of $5.2 million was removed from our Consolidated Balance Sheet as a result of foreclosure proceedings.

     During the three-month period ended September 30, 2002, we repaid $17.9 million of LIBOR based borrowings associated with our revolving credit facilities. At September 30, 2002, we had $189.8 million of LIBOR based borrowings outstanding and $12.5 million of letters of credit outstanding, leaving availability of $22.7 million.

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

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at September 30, 2002 was $304.6 million. A one-percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $3.8 million.

     We are subject to risks associated with debt or preferred equity financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     We utilize interest rate swaps and hedges to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 2000. We adopted the new Statement effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated other comprehensive income. On September 30, 2002, the derivative instrument was reported at its fair value as an Other Asset of $8.6 million. An adjustment of $1.5 million to Other Comprehensive Income was made for the change in fair value of this cap during the quarter. Over time, the unrealized loss held in accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification is consistent with the recognition of earnings for hedged items. Over the next twelve months, $44,000 is expected to be reclassified to earnings from Other Comprehensive Income.

     Also in September 2002, we terminated two interest rate swaps with notional amounts of $32.0 million each. Under the terms of the first swap agreement, which would have expired on December 2002, we received payments when LIBOR exceeded 6.35% and paid the counterparty when LIBOR was less than 6.35%. This interest rate swap was extended in December 2001 to December 2002 at the option of the counterparty and therefore did not qualify for hedge accounting under FASB No. 133. The fair value of this swap at September 30, 2002 and December 31, 2001 was a liability of $0 and $1.3 million, respectively.

     The initial liability associated with the first swap agreement at January 1, 2001 was recorded as a transition adjustment in Other Comprehensive Income and was recognized over the initial term of the swap ending December 31, 2001. As such, the liability was fully amortized by December 31, 2001. The change in fair value was $0.7 million and $1.3 million for the three- and nine-month periods ending September 30, 2002, respectively, as compared with $0.5 million and $0.8 million the same periods in 2001. The change in fair value, along with the amortization, is included in charges for derivative accounting in our Consolidated Statement of Operations.

     Under the second swap agreement, which was scheduled to expire December 31, 2002, we received payments when LIBOR exceeded 4.89% and paid the counterparty when LIBOR was less than 4.89%. The fair value of this interest rate swap at September 30, 2002 and December 31, 2001 was a liability of $0.3 million and $0.8 million, respectively. The change in fair value of $0.2 million and $0.6 million for the three- and nine-month periods ending September 30, 2002, respectively, as compared to $0.5 million and $.08 million for the three- and nine-month periods in 2001. The change in fair value is included in other comprehensive income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in our Consolidated Balance Sheet at September 30, 2002 and December 31, 2001.

Item 4 - Control and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

     Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note G - Litigation to the Consolidated Financial Statements in Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 2. Changes in Securities and Use of Proceeds

     None this period.

Item 3. Defaults upon Senior Securities

     (a)  Payment Defaults. Not Applicable.

     (b) Dividend Arrearages. On February 1, 2001, we announced the suspension of dividends on all common and preferred stock. See Management's Discussion and Analysis of Financial Condition and Results of
          Operations - Liquidity and Capital Resources. Dividends on our preferred stock are cumulative: therefore, all accrued and unpaid dividends on our Series A, B and C Preferred Stock must be paid in full prior to recommencing the payment of cash dividends on our Common Stock. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter. The table below sets forth information regarding arrearages in payment of preferred stock dividends:

         -----------------------------------------------------------------------
                                        Annual Dividend     Arrearage as of
              Title of Class               Per Share        September 30, 2002
         -----------------------------------------------------------------------
         9.25% Series A Cumulative
           Preferred Stock                 $  2.3125          $  9,307,813
         -----------------------------------------------------------------------
         8.625% Series B Cumulative
           Preferred Stock                 $  2.1563          $  7,546,875
         -----------------------------------------------------------------------
         Series C Convertible
           Preferred Stock                 $ 10.0000          $ 18,144,693
         -----------------------------------------------------------------------
         TOTAL                                                $ 34,999,381
         -----------------------------------------------------------------------

     Since dividends on the Series A and Series B Preferred Stock have been in arrears for more than 18 months, the holders of the Series A and Series B Preferred Stock (voting together as a single class) continue to have the right to elect two additional directors to our Board of Directors in accordance with the terms of the Series A and Series B Preferred Stock and our Bylaws. Explorer, the sole holder of the Series C Preferred Stock, also has the right to elect two other additional directors to our Board of Directors in accordance with the terms of the Series C Preferred Stock and our Bylaws. Explorer, without waiving its rights under the terms of the Series C Preferred Stock or the Stockholders Agreement, has advised us that it is not currently seeking the election of the two additional directors resulting from the Series C dividend arrearage unless the holders of the Series A and Series B Preferred Stock seek to elect additional directors.


Item 4. Submission of Matters to a Vote of Security Holders

          None this period.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit - The following Exhibits are filed herewith:

          Exhibit     Description

          99.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

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

                                       OMEGA HEALTHCARE INVESTORS, INC.
                                                    Registrant


Date:  November 1, 2002                    By:  /s/  C. TAYLOR PICKETT
                                                --------------------------------
                                                     C. Taylor Pickett
                                                     Chief Executive Officer

Date:  November 1, 2002                    By:  /s/  ROBERT O. STEPHENSON
                                                --------------------------------
                                                     Robert O. Stephenson
                                                     Chief Financial Officer