Form 10-Q/A
period 2002-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2002-11-04
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
               (Class)                                  (Number of shares)

Explanatory Note: This amendment to Form 10-Q is filed solely to correct inadvertent errors in the method in which the certifications contemplated by the Sarbanes-Oxley Act of 2002 were provided. The original filing inadvertently replaced Exhibits 99.1 and 99.2 with the separate certifications that were to follow the signature page.

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

          Exhibit     Description

          99.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

     (b)  Reports on Form 8-K - none were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OMEGA HEALTHCARE INVESTORS, INC.
                                                    Registrant


Date:  November 4, 2002                    By:  /s/  C. TAYLOR PICKETT
                                                --------------------------------
                                                     C. Taylor Pickett
                                                     Chief Executive Officer

Date:  November 4, 2002                    By:  /s/  ROBERT O. STEPHENSON
                                                --------------------------------
                                                     Robert O. Stephenson
                                                     Chief Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, C. Taylor Pickett, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Omega Healthcare Investors, Inc. (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002
                                                   /s/ C.TAYLOR PICKETT
                                                   -----------------------------
                                                       C. Taylor Pickett
                                                       Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Robert O. Stephenson, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Omega Healthcare Investors, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002
                                                   /s/ ROBERT O. STEPHENSON
                                                   -----------------------------
                                                       Robert O. Stephenson
                                                       Chief Financial Officer