Form 10-Q/A
period 2002-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2003-03-03
CIK 888491

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
             (Class)                                     (Number of shares)

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit            Description

     3.(i) Articles of Amendment to the Articles of Incorporation of Omega Healthcare Investors, Inc. as of June 3, 2002. (previously filed)

     3.(ii) Amended and Restated Bylaws of Omega Healthcare Investors, Inc. as of May 30, 2002. (corrected version filed herewith)

     99.1               Certification of the Chief Executive Officer under
                        Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed)

     99.2               Certification of the Chief Financial Officer under
                        Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed)

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

                                    OMEGA HEALTHCARE INVESTORS, INC.
                                               Registrant


Date:   February 28, 2003           By:  /s/ C. TAYLOR PICKETT
                                         -----------------------------
                                             C. Taylor Pickett
                                             Chief Executive Officer

Date:   February 28, 2003           By:  /s/ ROBERT O. STEPHENSON
                                         -----------------------------
                                             Robert O. Stephenson
                                             Chief Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, C. Taylor Pickett, Chief Executive Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of Omega Healthcare Investors, Inc.; and

2. Based on my knowledge, this amendment to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: February 28, 2003

                                         /s/ C. TAYLOR PICKETT
                                         -----------------------------
                                             C. Taylor Pickett
                                             Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Robert O. Stephenson, Chief Financial Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of Omega Healthcare Investors, Inc.; and

2. Based on my knowledge, this amendment to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.


Date: February 28, 2003

                                         /s/ ROBERT O. STEPHENSON
                                         -----------------------------
                                             Robert O. Stephenson
                                             Chief Financial Officer