Form 10-K
period 2002-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2003-03-03
CIK 888491

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $176,157,108. The aggregate market value was computed using the $7.58 closing price per share for such stock on the New York Stock Exchange on June 28, 2002.

     As of February 14, 2003 there were 37,140,625 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement, which will be filed with the Commission on or before March 5, 2003, is incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------

                        OMEGA HEALTHCARE INVESTORS, INC.
                          2002 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART 1

                                                                                                          PAGE
Item 1.      Business of the Company....................................................................    1
                Overview................................................................................    1
                Summary of Financial Information........................................................    4
                Description of the Business.............................................................    4
                Executive Officers of Our Company.......................................................    8
Item 2.      Properties.................................................................................    9
Item 3.      Legal Proceedings..........................................................................   11
Item 4.      Submission of Matters to a Vote of Security Holders........................................   11


                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters..................   12
Item 6.      Selected Financial Data....................................................................   13
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......   14
                Overview................................................................................   14
                Critical Accounting Policies and Estimates..............................................   16
                Results of Operations...................................................................   17
                Portfolio Developments..................................................................   21
                Liquidity and Capital Resources.........................................................   23
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................   24
Item 8.      Financial Statements and Supplementary Data................................................   26
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   26


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.........................................   26
Item 11.     Executive Compensation.....................................................................   26
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................   26
Item 13.     Certain Relationships and Related Transactions.............................................   26
Item 14.     Controls and Procedures....................................................................   26


                                     PART IV

Item 15.      Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.....   27


                                     PART I


Item 1 - Business of the Company


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

     As of December 31, 2002, our portfolio of domestic investments consisted of 222 healthcare facilities, located in 28 states and operated by 34 third-party operators. Our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled $852.1 million. This portfolio is made up of:

     o 146 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties;

     o fixed rate, participating and convertible participating mortgages on 63 long-term healthcare facilities;

     o two long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for our own account; and,

     o    eight  long-term  healthcare   facilities  that  were  recovered  from
          customers and are currently closed.

     In addition, we have one facility subject to a leasehold interest. We also hold miscellaneous investments and closed healthcare facilities held for sale of approximately $39.2 million at December 31, 2002, including $16.9 million related to a non-healthcare facility leased by the United States Postal Service, a $1.3 million investment in Principal Healthcare Finance Trust ("the Trust"), and $11.4 million of notes receivable, net of allowance.

     Approximately 55.8% of our real estate investments were operated by five public companies, including Sun Healthcare Group, Inc. (25.7%), Advocat Inc. (12.5%) Integrated Health Services, Inc. (7.3%), Mariner Post-Acute Network, Inc. (7.0%), and Alterra Healthcare Corporation (3.3%). The two largest private operators represent 10.1% and 3.7%, respectively, of our investments. No other operator represents more than 2.7% of our investments. The three states in which we have our highest concentration of investments are Florida (16.2%), California (7.8%) and Illinois (7.7%).

     Our company's filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge (through a hyperlink) on our website at www.omegahealthcare.com.

Government Healthcare Regulation, Reimbursements and Industry Concentration Risks. Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as the facilities owned and operated for our own account, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and subject to frequent and substantial change. The Balanced Budget Act of 1997 significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities shifted from payments based on reimbursable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, skilled nursing facilities are paid on a per diem prospective case mix adjusted payment basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue it derives from Medicare patients. Long-term care facilities have had to attempt to restructure their operations to operate profitably under the new Medicare prospective payment system reimbursement policies.

     Legislation adopted in 1999 and 2000 increased Medicare payments to nursing facilities and specialty care facilities on an interim basis. Section 101 of the Balanced Budget Relief Act of 1999 ("Balance Budget Relief Act") included a 20% increase for 15 patient acuity categories (known as Resource Utilization Groups ("RUGS")) and a 4% across the board increase of the adjusted federal per diem payment rate. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The 4% increase was implemented in April 2000 and expired October 1, 2002.

     The Benefits Improvement and Protection Act of 2000 ("Benefits Improvement and Protection Act") included a 16.7% increase in the nursing component of the case mix adjusted federal periodic payment rate and a 6.7% increase in the 14 RUG payments for rehabilitation therapy services. The 16.7% increase was implemented in April 2000 and expired October 1, 2002. The 6.7% increase is an adjustment to the 20% increase granted in the Balance Budget Relief Act and spreads the funds directed at three of those 15 RUGs to an additional 11 rehabilitation RUGs. The increase was implemented in April 2001 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system.

     In addition to the expiration of the 4% increase implemented in Balance Budget Relief Act and the 16.7% increase implemented in Benefits Improvement and Protection Act, Medicare reimbursement could be further reduced when CMS completes its RUG refinement due to the termination of the 20% and 6.7% increases. However, the Medicare Payment Advisory Commission has recommended that the 20% and 6.7% increases be folded into the base rate upon the completion of the RUG refinement. The partial expiration of the increases under these statutes as of October 1, 2002 has had an adverse impact on the revenues of the operators of nursing facilities and has negatively impacted some operators' ability to satisfy their monthly lease or debt payments to us.

     Due to the temporary nature of the remaining payment increases, we cannot assure you that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot assure you that there will be any future legislation to increase payment rates for skilled nursing facilities. If payment rates for skilled nursing facilities are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

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

     In addition, private payors, including managed care payors, are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Efforts to impose greater discounts and more stringent cost controls are expected to continue. Any changes in reimbursement policies which reduce reimbursement levels could adversely affect the revenues of our lessees and mortgagors and thereby adversely affect those lessees' and mortgagors' abilities to make their monthly lease or debt payments to us.

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

Potential Risks from Bankruptcies. Our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease ("Master Lease") covering all of that operator's facilities. Although each lease or Master Lease provides that we may terminate the Master Lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978 ("Bankruptcy Act") provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Act, or a debtor-in-possession in a reorganization, has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee, in a reorganization, were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible to determine at this time whether or not any of our leases or Master Leases contain any such provision. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years.

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

Summary of Financial Information

     The following tables summarize our net revenues and real estate assets by asset category for 2002, 2001 and 2000. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 2 - Properties, Note 3 - Mortgage Notes Receivable and Note 16 - Segment Information to our audited Consolidated Financial Statements).

                           Revenues by Asset Category
                                 (In thousands)

                                                                                                     Years Ended December 31,
                                                                                                 2002         2001          2000
                                                                                                 ----         ----          ----
Core assets:
   Lease rental income.....................................................................   $ 64,821     $ 61,189      $ 67,308
   Mortgage interest income................................................................     20,954       20,784        24,126
                                                                                              --------------------------------------
        Total core asset revenues..........................................................     85,775       81,973        91,434
Other asset revenue........................................................................      5,302        4,845         6,594
Miscellaneous income.......................................................................      1,757        2,642         2,206
                                                                                              --------------------------------------
        Total revenue before owned and operated assets.....................................     92,834       89,460       100,234
Owned and operated assets revenue..........................................................     44,277      168,158       175,559
                                                                                              --------------------------------------
        Total revenue......................................................................   $137,111     $257,618      $275,793
                                                                                              ======================================

                      Real Estate Assets by Asset Category
                                 (In thousands)

                                                                                                       As of December 31,
                                                                                                 2002         2001          2000
                                                                                                 ----         ----          ----
Core assets:
   Leased assets...........................................................................   $663,617     $604,777      $579,941
   Mortgaged assets........................................................................    173,914      195,193       206,710
                                                                                              --------------------------------------
        Total core assets..................................................................    837,531      799,970       786,651
Other assets...............................................................................     36,887       50,791        53,242
                                                                                              --------------------------------------
        Total real estate assets before owned and operated assets..........................    874,418      850,761       839,893
Owned and operated and held for sale assets................................................      7,895       87,467       134,614
                                                                                              --------------------------------------
        Total real estate assets...........................................................   $882,313     $938,228      $974,507
                                                                                              ======================================

Description of the Business

     Investment Policies. We maintain a diversified portfolio of long-term healthcare facilities and mortgages on healthcare facilities located in the United States. In making investments, we generally have focused on established, creditworthy, middle-market healthcare operators that meet our standards for quality and experience of management. We have sought to diversify our investments in terms of geographic locations, operators and facility types. As a consequence of our dividend arrearages and upcoming Fleet debt maturity, we have not recently made facility investments and do not intend to make facility investments unless, and until we address our Fleet revolving line of credit facility which expires on December 31, 2003.

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

     We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we sometimes pursue alternative investment structures, including convertible participating and participating mortgages, that achieve returns comparable to equity investments. The following summarizes the four primary investment structures currently used by us. Average annualized yields reflect existing contractual arrangements. However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of January 1, 2003 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

     Purchase/Leaseback. In a Purchase/Leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms typically ranging from 10 to 16 years, plus renewal options. The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the consumer price index ("CPI") or increases in the revenue streams generated by the underlying properties, with certain fixed minimum and maximum levels. Generally, the operator holds an option to repurchase the property at set dates at prices based on specified formulas. The average annualized yield from leases was 11.26% at January 1, 2003.

     Convertible Participating Mortgage. Convertible participating mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in the revenues generated by the underlying long-term care facilities, with certain maximum limits. Convertible participating mortgages afford us the option to convert our mortgage into direct ownership of the property, generally at a point six to nine years from inception. If we exercise our purchase option, we are obligated to lease the property back to the operator for the balance of the originally agreed term and for the originally agreed participations in revenues or CPI adjustments. This allows us to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out our option at prices based on specified formulas. The average annualized yield on these mortgages was approximately 10.39% at January 1, 2003.

     Participating Mortgage. Participating mortgages are similar to convertible participating mortgages except that we do not have a purchase option. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. The average annualized yield on these investments was approximately 11.33% at January 1, 2003.

     Fixed-Rate Mortgage. These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was 11.19% at January 1, 2003.


     The following table identifies the years of expiration of the payment obligations due to us under existing contractual obligations as of January 1, 2003. This information is provided solely to indicate the scheduled expiration of payment obligations due to us, and is not a forecast of expected revenues.

                                                                                                 Mortgage
                                                                                      Rent       Interest       Total         %
                                                                                   -------------------------------------------------
                                                                                                   (In thousands)
2003............................................................................    $   600      $ 4,108      $ 4,708      4.97%
2004............................................................................          -        1,310        1,310      1.38
2005............................................................................      1,445            -        1,445      1.53
2006............................................................................      6,945        2,691        9,636     10.18
2007............................................................................        180           53          233      0.25
Thereafter......................................................................     65,066       12,246       77,312     81.69
                                                                                  --------------------------------------------------
     Total......................................................................    $74,236      $20,408      $94,644    100.00%
                                                                                  ==================================================

     The table set forth in Item 2 - Properties, contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2002.

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

     Federal Income Tax Considerations. We intend to make and manage our investments, including the sale or disposition of property or other investments, and to operate in such a manner as to qualify as a REIT under the Internal Revenue Code, unless, because of changes in circumstances or changes in the Internal Revenue Code, our Board of Directors determines that it is no longer in our best interest to qualify as a REIT. As a REIT, we generally will not pay federal income taxes on the portion of our taxable income which is distributed to stockholders.

     Securities Or Interest In Persons Primarily Engaged In Real Estate Activities. In November 1997, we formed Omega Worldwide, Inc. ("Worldwide"), a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. On April 2, 1998, we contributed substantially all of our assets in Principal Healthcare Finance Limited ("PHFL"), an Isle of Jersey (United Kingdom) company, to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock. Of the 8.5 million shares of Worldwide common stock we received, approximately 5.2 million were distributed on April 2, 1998 to our stockholders, and we sold 2.3 million shares on April 3, 1998.

     During 2002, we sold our investment in Worldwide. Pursuant to a tender offer by Four Seasons Health Care Limited ("Four Seasons") for all of the outstanding shares of common stock of Worldwide, we sold our investment, which consisted of 1.2 million shares of common stock and 260,000 shares of preferred stock, to Four Seasons for cash proceeds of approximately $7.4 million (including $3.5 million for preferred stock liquidation preference and accrued preferred dividends). In addition, we sold our investment in PHFL, which consisted of 990,000 ordinary shares and warrants to purchase 185,033 ordinary shares, to an affiliate of Four Seasons for cash proceeds of $2.8 million. Both transactions were completed in September 2002 and provided aggregate cash proceeds of $10.2 million. We realized a gain from the sale of our investments in Worldwide and PHFL of $2.2 million. As of December 31, 2002, we no longer own any interest in Worldwide or PHFL.

     In April 1999, in conjunction with an acquisition by Worldwide, we acquired an interest in Principal Healthcare Finance Trust, an Australian Unit Trust, which owns 47 nursing home facilities and 446 assisted living units in Australia and New Zealand. As of December 31, 2002, we hold a $1.3 million investment in the Trust.

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

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. As of the closing of the rights offering and the private placement to Explorer on February 21, 2002, these amendments became effective.

     As part of the amendment regarding our $75.0 million revolving credit facility, we prepaid $10.0 million originally scheduled to mature in March 2002. This voluntary prepayment resulted in a permanent reduction in the total commitment, thereby reducing the credit facility to $65.0 million. The agreement regarding our $175.0 million revolving credit facility included a one-year extension in maturity from December 31, 2002 to December 31, 2003, and a reduction in the total commitment from $175.0 million to $160.0 million. As of December 31, 2002, our borrowings were $65.0 million and $112.0 million under the $65.0 million and the $160.0 million credit facilities, respectively.

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


Executive Officers of Our Company

     At the date of this report, the executive officers of our company are:

     C. Taylor Pickett (41) is the Chief Executive Officer and has served in this capacity since June 12, 2001. Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services. Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

     Daniel J. Booth (39) is the Chief Operating Officer and has served in this capacity since October 15, 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services, Inc.'s management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

     R. Lee Crabill, Jr. (49) is the Senior Vice President of Operations of our company and has served in this capacity since July 30, 2001. Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network from 1997 through 2000. Prior to that, he served as an Executive Vice President of Operations at Beverly Enterprises.

     Robert O. Stephenson (39) is the Chief Financial Officer and has served in this capacity since August 1, 2001. Prior to joining our company, Mr. Stephenson served from 1996 to July 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. Prior to Integrated Health Services, Mr. Stephenson served in management roles at CSX Intermodal, Martin Marietta Corporation and Electronic Data Systems.

     As of December 31, 2002, we had 16 full-time employees and two part-time employees, including the four executive officers listed above.

Item 2 - Properties

     At December 31, 2002, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities which are leased to operators, mortgages on facilities which are operated by the mortgagors or their affiliates and facilities owned and operated for our account, including facilities subject to leasehold interests. The facilities are located in 28 states and are operated by 34 unaffiliated operators. The following table summarizes our property investments as of December 31, 2002:

                                                                                                                      Gross
                                                            No. Of          No. Of            Occupancy             Investment
             Investment Structure/Operator                   Beds         Facilities        Percentage(1)         (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
Purchase/Leaseback
   Sun Healthcare Group, Inc.........................        5,419            50                 87                  $218,985
   Advocat, Inc......................................        3,027            29                 78                    91,567
   Claremont Health Care Holdings, Inc...............        1,251             9                 77                    86,400
   Alden Management Services, Inc....................          868             4                 59                    31,646
   Alterra Healthcare Corporation....................          325             8                 77                    27,890
   Harborside Healthcare Corporation.................          465             4                 85                    22,868
   Haven Healthcare..................................          442             4                 94                    22,387
   StoneGate SNF Properties, LP......................          664             6                 84                    21,781
   Infinia Properties of Arizona, LLC................          378             4                 66                    17,852
   USA Healthcare, Inc...............................          550             5                 77                    14,879
   Conifer Care Communities, Inc.....................          181             3                 86                    14,365
   Washington N&R, LLC...............................          286             2                 86                    12,152
   Peak Medical of Idaho, Inc........................          224             2                 72                    10,500
   HQM of Floyd County, Inc..........................          283             3                 92                    10,250
   Integrated Health Services, Inc...................          142             1                 74                    10,000
   Corum Healthcare Management, LLC..................          300             1                 68                     8,151
   Hickory Creek Healthcare Foundation, Inc..........          138             2                 90                     7,250
   Mark Ide Limited Liability Company................          274             3                 84                     6,885
   American Senior Communities, LLC..................           78             2                 57                     6,195
   Liberty Assisted Living Centers, LP...............          120             1                 95                     5,995
   Eldorado Care Center, Inc. & Magnolia Manor, Inc..          167             2                 61                     5,100
   LandCastle Diversified LLC........................          238             2                 53                     3,900
   Lamar Healthcare, Inc.............................          102             1                 50                     2,540
                                                        ----------------------------------------------------------------------------
                                                            15,922           148                 80                   659,538
Owned and Operated Assets--Fee
   Nexion Health Management, Inc.....................          197             2                 84                     5,572
                                                        ----------------------------------------------------------------------------
                                                               197             2                 84                     5,572
Owned and Operated Assets--Leasehold Interest
   Mark Ide Management Group, Inc....................           91             1                 54                       286
                                                        ----------------------------------------------------------------------------
                                                                91             1                 54                       286
Closed Facilities
   Closed Facilities.................................            -             8                  -                     4,078
                                                        ----------------------------------------------------------------------------
                                                                 -             8                  -                     4,078
Closed Mortgages
   Hasmark Corporation...............................            -             2                  -                     6,183
   Integrated Health Services, Inc. (Crystal Springs)            -             1                  -                     4,903
                                                        ----------------------------------------------------------------------------
                                                                 -             3                  -                    11,086
Participating Mortgages
   Integrated Health Services, Inc...................        1,034             8                 91                    47,571
                                                        ----------------------------------------------------------------------------
                                                             1,034             8                 91                    47,571
Fixed Rate Mortgages
   Mariner Post-Acute Network, Inc...................        1,679            12                 92                    59,688
   Essex Healthcare Corporation......................          633             6                 77                    15,120
   Advocat, Inc......................................          423             4                 77                    14,748
   Parthenon Healthcare, Inc.........................          300             2                 76                    10,971
   Hickory Creek Healthcare Foundation, Inc..........          731            16                 72                    10,112
   Tiffany Care Centers, Inc.........................          319             5                 78                     4,697
   Texas Health Enterprises/HEA Mgmt. Group, Inc.....          450             3                 67                     3,778
   Evergreen Healthcare..............................          191             2                 66                     2,420
   Covenant Care Midwest, Inc........................          150             1                 60                     1,816
   Paris Nursing Home, Inc...........................          144             1                 70                       593
                                                        ----------------------------------------------------------------------------
                                                             5,020            52                 80                   123,943
Reserve for uncollectible loans......................            -             -                  -                    (8,686)
                                                        ----------------------------------------------------------------------------
        Total........................................       22,264           222                 81                  $843,388
                                                        ============================================================================

(1) Generally represents data for the twelve-month period ending December 31, 2002.

     The following table presents the concentration of our facilities by state as of December 31, 2002:

                                                                                                      Total               % of
                                                         Number of             Total                Investment            Total
                                                         Facilities             Beds              (In thousands)       Investment
                                                      ------------------------------------------------------------------------------
Florida............................................           25                2,770                 $137,804             16.2
California.........................................           19                1,556                   66,586              7.8
Illinois...........................................           12                1,732                   65,860              7.7
Ohio...............................................           14                1,445                   59,513              7.0
Texas..............................................           15                1,746                   42,404              5.0
Michigan...........................................            9                1,232                   42,009              4.9
North Carolina.....................................            8                1,154                   40,389              4.7
Arkansas...........................................           12                1,253                   39,325              4.6
Indiana............................................           26                1,432                   36,341              4.3
Alabama............................................            9                1,152                   35,932              4.2
Massachusetts......................................            7                  600                   32,214              3.8
West Virginia......................................            7                  734                   30,579              3.6
Kentucky...........................................            9                  757                   26,963              3.2
Connecticut........................................            5                  442                   22,637              2.7
Washington.........................................            3                  360                   21,574              2.5
Tennessee..........................................            6                  642                   21,553              2.5
Pennsylvania.......................................            2                  413                   19,900              2.3
Arizona............................................            4                  378                   17,852              2.1
Iowa...............................................            9                  700                   16,995              2.0
Colorado...........................................            4                  218                   16,948              2.0
Missouri...........................................            7                  605                   16,849              2.0
Georgia............................................            2                  304                   12,000              1.4
Idaho..............................................            3                  264                   11,100              1.3
New Hampshire......................................            1                   68                    5,800              0.7
Louisiana..........................................            1                  131                    4,603              0.5
Kansas.............................................            1                   40                    3,419              0.4
Oklahoma...........................................            1                   36                    3,178              0.4
Utah...............................................            1                  100                    1,747              0.2
                                                      ------------------------------------------------------------------------------
                                                             222               22,264                 $852,074            100.0
Reserve for uncollectible loans....................                                                     (8,686)
                                                      ------------------------------------------------------------------------------
      Total........................................          222               22,264                 $843,388            100.0
                                                      ==============================================================================

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

     Our owned and operated facilities, like those of our lessees and mortgagees, are subject to government regulation and derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These facilities are managed by independent third parties under management contracts. These managers are responsible for the day-to-day operation of the facilities, including, among other things, patient care, staffing, billing and collection of patient accounts and facility-level financial reporting. For their services, the managers are paid a management fee, typically based on a percentage of nursing home revenues. As of December 31, 2002, we had three properties classified as owned and operated. (See Note 19 - Subsequent Events to our audited Consolidated Financial Statements).

     As a consequence of the financial difficulties encountered by a number of our operators, we have recovered various long-term care assets pledged as collateral for the operators' obligations either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. Under normal circumstances, we would seek to re-lease or otherwise dispose of such assets as promptly as practicable. When we adopt a plan to sell a property and hold a contract for sale, the property is classified as Assets Held for Sale.

     As of December 31, 2002, there are four properties in assets held for sale, representing a total investment, net of impairment of $2.3 million. No assurance can be given that the sales will be realized.

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

     On June 21, 2000, we were named as a defendant in certain litigation brought against us in the U.S. District Court for the Eastern District of Michigan, Detroit Division, by Madison/OHI Liquidity Investors, LLC ("Madison"), for the breach and/or anticipatory breach of a revolving loan commitment. Ronald
M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Effective as of September 30, 2002 the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million. The payment by Madison consists of a $0.4 million cash payment for our attorneys' fees, with the balance evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. As of December 31, 2002, we have received the $0.4 million cash payment and payments of principal and interest on the note equal to $2.7 million. The financial statements have been adjusted to reflect the restructuring and reduction of our investment in connection with the settlement of this matter.

     On December 29, 1998, Karrington Health, Inc. ("Karrington") brought suit against us in the Franklin County, Ohio, Common Pleas Court (subsequently removed to the U.S. District Court for the Southern District of Ohio, Eastern Division) alleging that we repudiated and ultimately breached a financing contract to provide $95 million of financing for the development of 13 assisted living facilities. Karrington was seeking recovery of approximately $34 million in damages it alleged to have incurred as a result of the breach. On August 13, 2001, we paid Karrington $10 million to settle all claims arising from the suit, but without our admission of any liability or fault, which liability is expressly denied. Based on the settlement, the suit has been dismissed with prejudice. The settlement was recorded in the quarter ended June 30, 2001.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to stockholders during the fourth quarter of the year covered by this report.

                                     PART II

Item 5 - Market for Registrants' Common Equity and Related Stockholder Matters

     Our company's shares of Common Stock are traded on the New York Stock Exchange under the symbol OHI. The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

                          2002                                                   2001
     --------------------------------------------           ------------------------------------------
                                       Dividends                                             Dividends
     Quarter         High       Low    Per Share            Quarter      High         Low    Per Share
     --------------------------------------------           ------------------------------------------
     First       $  6.2000   $ 3.8000    $ 0.00             First      $ 4.7188   $ 1.7500    $ 0.00
     Second         7.6600     5.0300      0.00             Second       3.3906     1.3438      0.00
     Third          7.5800     4.5500      0.00             Third        3.6406     2.4531      0.00
     Fourth         5.9400     3.2500      0.00             Fourth       6.2813     2.9063      0.00
     -------------------------------------------            ------------------------------------------
                                         $ 0.00                                               $ 0.00
                                         =======                                              ========

     The closing price on December 31, 2002 was $3.74 per share. As of December 31, 2002, there were 37,140,625 shares of common stock outstanding with approximately 1,800 registered holders and approximately 14,350 beneficial owners.

     We do not know when or if we will resume dividend payments on our common stock or, if resumed, what the amount or timing of any dividend will be. All accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full before dividends on our common stock can be resumed.


Item 6 - Selected Financial Data

     The following selected financial data with respect to our company should be read in conjunction with our audited Consolidated Financial Statements which are listed herein under Item 15 and are included on pages F-1 through F-37.

                                                                                       Year ended December 31,
                                                                       ------------------------------------------------------
                                                                         2002        2001       2000       1999        1998
                                                                       ------------------------------------------------------
                                                                              (In thousands, except per share amounts)
Operating Data
Revenues from core operations...................................       $ 92,834    $ 89,460    $100,234   $121,906   $109,314
Revenues from nursing home operations...........................          4,277     168,158     175,559     26,223          -
                                                                       ------------------------------------------------------
  Total revenues................................................       $137,111    $257,618    $275,793   $148,129   $109,314
                                                                       ------------------------------------------------------

Net (loss) earnings available to common (before gain (loss)
  on assets sold, (loss) gain on early extinguishment of debt in 2002 and 2001, gain on distribution of Omega Worldwide in
  1998 and provision for impairment):...........................       $(21,894)   $(29,432)   $(14,784)  $ 40,047   $ 41,777
                                                                       ------------------------------------------------------

Net (loss) earnings before gain (loss) on assets sold, (loss)
  gain on early extinguishment of debt in 2002 and 2001
  and gain on distribution of Omega Worldwide in 1998..........        $(17,145)   $(19,046)   $(59,546)  $ 30,178   $ 43,171
Net (loss) earnings available to common........................         (34,761)    (36,651)    (66,485)    10,040     68,015
Per share amounts:
Net (loss) earnings available to common (before gain (loss) on assets sold and provision for impairment):
  Basic........................................................        $  (0.63)   $  (1.47)   $  (0.74)  $   2.01   $   2.09
  Diluted......................................................           (0.63)      (1.47)      (0.74)      2.01       2.08
Net (loss) earnings available to common before (loss) gain on early extinguishment of debt:
  Basic........................................................        $  (1.00)   $  (1.98)   $  (3.32)  $   0.51   $   3.39
  Diluted......................................................           (1.00)      (1.98)      (3.32)      0.51       3.39
Net (loss) earnings available to common:
  Basic........................................................        $  (1.00)   $  (1.83)   $  (3.32)  $   0.51   $   3.39
  Diluted......................................................           (1.00)      (1.83)      (3.32)      0.51       3.39
Dividends, Common Stock (1)....................................               -           -        1.00       2.80       2.68
Dividends, Series A Preferred (1)..............................               -           -        2.31       2.31       2.31
Dividends, Series B Preferred (1)..............................               -           -        2.16       2.16       1.08
Dividends, Series C Preferred (2)..............................               -           -        0.25          -          -
Weighted-average common shares outstanding, Basic..............          34,739      20,038      20,052     19,877     20,034
Weighted-average common shares outstanding, Diluted............          34,739      20,038      20,052     19,877     20,041


                                                                                            December 31,
                                                                       -------------------------------------------------------
                                                                         2002        2001       2000       1999        1998
                                                                       -------------------------------------------------------
Balance Sheet Data
Gross investments..............................................        $882,313    $938,228    $974,507  $1,072,398  $1,069,646
Total assets...................................................         802,620     890,839     948,451   1,038,731   1,037,207
Revolving lines of credit......................................         177,000     193,689     185,641     166,600     123,000
Other long-term borrowings.....................................         129,462     219,483     249,161     339,764     342,124
Subordinated convertible debentures............................               -           -      16,590      48,405      48,405
Stockholders' equity...........................................         479,701     450,690     464,313     457,081     505,762

----------

(1)  Dividends per share are those declared and paid during such period.

(2)  Dividends  per share are those  declared  during such period,  based on the
     number  of  shares  of  common  stock  issuable  upon   conversion  of  the
     outstanding Series C.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains forward-looking statements, including statements regarding potential asset sales, potential future changes in reimbursement, the future effect of the "Medicare cliff" on our operators and plans to refinance or extend our upcoming debt maturity. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things: (i) those items discussed in Item 1 above; (ii) regulatory changes in the healthcare sector, including without limitation, changes in Medicare reimbursement; (iii) changes in the financial position of our operators; ( iv) the ability of operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages, and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor's obligations; (v) our ability to dispose of assets held for sale on a timely basis and at appropriate prices; (vi) uncertainties relating to the operation of our owned and operated assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels; (vii) our ability to manage, re-lease or sell owned and operated assets; (viii) the availability and cost of capital; and (ix) competition in the financing of healthcare facilities.

Overview

     The long-term care industry changed dramatically following the Balanced Budget Act of 1997, which introduced the prospective payment system for the reimbursement of Medicare patients in skilled nursing facilities, implementing an acuity-based reimbursement system in lieu of the cost-based reimbursement system historically used. The prospective payment system significantly reduced payments to nursing home operators. That reduction, in turn, has negatively affected the revenues of our nursing home facilities and the ability of our nursing home operators to service their capital costs to us. Many nursing home operators, including a number of our large nursing home operators, have sought protection under Chapter 11 of the Bankruptcy Act.

     In response to the adverse impact of the prospective payment system reimbursement cuts, the Federal government passed the Balanced Budget Refinement Act of 1999 ("Balanced Budget Refinement Act") and the Benefits Improvement and Protection Act of 2000 ("Benefits Improvement and Protection Act"), both of which increased payments to nursing home operators on an interim basis. In prior years these increases positively affected the revenues of our nursing home facilities and the ability of our nursing home operators to service their capital costs to us. In addition, the facilities that we own and currently operate for our own account were positively affected in prior years by the Balanced Budget Refinement Act and Benefits Improvement and Protection Act. Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act ceased in October 2002. The partial expiration of Balance Budget Relief Act and Benefits Improvement and Protection Act increases as of October 1, 2002 has had an adverse impact on the revenues of the operators of nursing facilities and has negatively impacted some operators' ability to satisfy their monthly lease or debt payments to us. For further discussion, see "Item 1-Overview-Government Healthcare Regulation Reimbursements and Industry Concentration Risks." Unless Congress enacts additional legislation, the loss of revenues associated with this occurrence will continue to have an adverse effect on our operators. Due to the temporary nature of the remaining payment increases, we cannot assure you that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot assure you that there will be any future legislation to increase payment rates for skilled nursing facilities. If payment rates for skilled nursing facilities are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

     In addition, each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of its citizens. The Balanced Budget Act repealed the federal payment standard, also known as the Boren Amendment, for hospitals and nursing facilities under Medicaid, increasing states' discretion over the administration of Medicaid programs. A number of states are considering legislation designed to reduce their Medicaid expenditures which could result in decreased revenues for our lessees and mortgagors.

     The initial impact of the prospective payment system negatively affected our financial results and our access to capital sources to fund growth and refinance existing indebtedness. To obtain sufficient liquidity to enable us to address the maturity in July 2000 and February 2001 of indebtedness totaling $129.8 million, we issued $100.0 million of Series C preferred stock to Explorer Holdings, L.P. ("Explorer") in July 2000 as described in more detail in Note 10
- Stockholders' Equity and Stock Options to our audited Consolidated Financial Statements.

     As a consequence of the financial difficulties encountered by a number of our nursing home operators in the late 1990's, we have recovered various long-term care assets pledged as collateral for the operators' obligations either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. Under normal circumstances, we would seek to re-lease or otherwise dispose of such assets as promptly as practicable. However, a number of companies were actively marketing portfolios of similar assets and, in light of the market conditions in the long-term care industry generally, it had become more difficult both to sell these properties and for potential buyers to obtain financing to acquire them. As a result, during 2000, $24.3 million of assets previously classified as held for sale were reclassified to "owned and operated assets" as the timing and strategy for sale or,
alternatively,   re-leasing,   were  revised  in  light  of  prevailing   market
conditions.

     At December 31, 2001, we owned 33 long-term healthcare facilities that had been recovered from customers and were operated for our own account. Due to re-leasing and asset sales, we owned three such facilities at December 31, 2002. During 2000 and 2001, we experienced a significant increase in nursing home revenues attributable to the increase in owned and operated assets. During 2002, these increases abated as we re-leased, sold or closed all but three of these facilities. For the twelve months ended December 31, 2002, 32% of our revenues were from owned and operated assets as compared to 65% for the same twelve-month period in 2001. In addition, in connection with the recovery of these assets, we often fund working capital and deferred capital expenditure needs for a transitional period until license transfers and other regulatory matters are completed and reimbursement from third-party payors recommences. Our management intends to sell or re-lease these assets as promptly as possible, consistent with achieving valuations that reflect our management's estimate of fair value of the assets. We do not know, however, if, or when, the dispositions will be completed or whether the dispositions will be completed on terms that will enable us to realize the fair value of such assets.

     In February 2001, we suspended dividends on all common and preferred stock. We do not know when, or if, we will resume dividend payments on our common stock or, if resumed, what the amount or timing of any dividend will be. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules of the Internal Revenue Code of 1986 to maintain our REIT status for 2001. For tax year 2002, we are currently projecting a tax loss; therefore, we anticipate no distribution will be required to satisfy the 2002 REIT rules. However, if we have taxable income, we intend to make the necessary distributions to satisfy the 2002 REIT requirements.

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

     During 2002, we paid off the remaining $97.5 million of our 6.95% Notes that matured in June 2002, resulting in a loss on early extinguishment of debt of approximately $49,000. In addition, during 2002, as a result of foreclosure proceedings, we relinquished title to certain properties with a net carrying value of approximately $5.2 million in satisfaction of certain mortgage obligations owed to the Department of Housing and Urban Development ("HUD") in the amount of $5.2 million.

     On June 21,  2000,  we were  named as a  defendant  in  certain  litigation brought against us in the U.S. District Court for the Eastern District of Michigan, Detroit Division, by Madison/OHI Liquidity Investors, LLC ("Madison"), for the breach and/or anticipatory breach of a revolving loan commitment. Ronald
M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Madison claimed damages as a result of the alleged breach of approximately $0.7 million and damages in an amount ranging from $15 to $28 million for the anticipatory breach. We filed counterclaims against Madison and the guarantors seeking repayment of approximately $7.4 million of unpaid principal on the loan, plus accrued interest. Effective as of September 30, 2002, the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million. The payment by Madison consists of a $0.4 million cash payment for our attorneys' fees, with the balance evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. Accordingly, a reserve of $1.25 million was recorded relating to this note.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements for all periods presented. Actual results could differ from those estimates.

     We have identified six significant accounting policies as critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, we believe the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The six critical accounting policies are:

     Owned and Operated Assets and Assets Held for Sale. When we acquire real estate pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and is recorded at the lower of cost or fair value and is included in real estate properties on our Consolidated Balance Sheet. Operating assets and operating liabilities for the owned and operated properties are shown separately on the face of our Consolidated Balance Sheet and are detailed in
Note 16--Segment Information.

     When a formal plan to sell real estate is adopted and we hold a contract for sale, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset. Upon adoption of Financial Accounting Standards Board ("FASB") 144 as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements.

     Impairment of Assets. We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators are based on factors such as market conditions, operator performance and legal structure. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future cash flows are less than the carrying values of the assets. If the sum of the expected future cash flow, including sales proceeds, is less than carrying value, we then adjust the net carrying value of leased properties and other long-lived assets to the present value of expected future cash flows.

     Loan Impairment Policy. When management identifies an indication of potential loan impairment, such as non-payment under the loan documents or impairment of the underlying collateral, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral.

     Accounts Receivable. Accounts receivable consists primarily of lease and mortgage interest payments. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items. On a monthly basis, we review the contractual payment versus actual cash payment received and the contractual payment due date versus actual receipt date. When management identifies delinquencies, a judgment is made as to the amount of provision, if any, that is needed.

     Accounts Receivable--Owned and Operated Assets. Accounts receivable from owned and operated assets consist of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items.

     Revenue Recognition. Rental income and mortgage interest income are recognized as earned over the terms of the related Master Leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the CPI) as defined in the Master Leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection of amounts due become questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, lease revenues are recorded as received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

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

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     Our revenues for the year ended December 31, 2002 totaled $137.1 million, a decrease of $120.5 million over 2001 revenues. Excluding nursing home revenues of owned and operated assets, revenues were $92.8 million for the year ended December 31, 2002, an increase of $3.4 million from the comparable prior year period.

     Our rental income for the year ended December 31, 2002 totaled $64.8 million, an increase of $3.6 million over 2001 rental income. The increase is due to $8.0 million from new leases on assets previously classified as owned and operated and $0.9 million of contractual rent increases on the existing portfolio. This increase is partially offset by a reduction of revenues of $5.3 million due to bankruptcies and restructurings.

     Our mortgage interest income for the year ended December 31, 2002 totaled $21.0 million, increasing $0.2 million. The increase is due to $1.1 million for new investments placed during 2001 and receipt in 2002 of $1.6 million of interest due in 2001 and not received until 2002, offset by $1.5 million from loans paid off, $0.9 million due to restructurings and bankruptcies and $0.1 million due to normal amortization of the portfolio.

     Our nursing home revenues of owned and operated assets for the year ended December 31, 2002 totaled $44.3 million, decreasing $123.9 million over 2001 nursing home revenues. This decrease is due to the releasing, sale and/or closure of 30 assets in 2002.

     Our expenses for the year ended December 31, 2002 totaled $154.3 million, decreasing approximately $122.4 million over expenses of $276.7 million for 2001.

     Our nursing home expenses for owned and operated assets decreased to $65.7 million from $176.2 million in 2001 due to the releasing, sale and/or closure of 30 owned and operated assets during the year. In 2002, nursing home expenses included a $5.9 million provision for uncollectible accounts receivable and $4.3 million of expenses related to leasehold buy outs. Nursing home expenses in 2001 included a $7.3 million provision for uncollectible accounts receivable.

     The 2002 provision for depreciation and amortization of real estate totaled $21.3 million, decreasing $0.8 million over 2001. The decrease consists primarily of $0.4 million of leasehold amortization expense for leaseholds written down in 2001 or sold in 2002 and $0.6 million from properties sold, impaired or reclassified to held for sale, offset by $0.2 million from properties previously classified as mortgages.

     Our interest expense for the year ended December 31, 2002 was approximately $27.3 million, compared with $36.3 million for 2001. The decrease in 2002 is due to the payoff of $97.5 million of 6.95% Notes that matured in June 2002 and lower average borrowings on our credit facilities.

     Our general and administrative expenses for 2002 totaled $6.3 million as compared to $10.4 million for 2001, a decrease of $4.1 million. The decrease is due to lower consulting costs, primarily related to the owned and operated facilities and cost reductions due to reduced staffing, travel and other employee-related expenses.

     Our legal expenses for 2002 totaled $2.9 million as compared to $4.3 million in 2001. The decrease is largely attributable to a reduction of legal costs associated with our owned and operated facilities due to the releasing, sale and/or closure of 30 owned and operated assets during the year.

     In the fourth quarter of 2002, we recognized a $7.0 million refinancing expense as we were unable to complete a planned commercial mortgage-backed securities ("CMBS") transaction due to the impact on our operators resulting from reductions in Medicare reimbursement and concerns about potential Medicaid rate reductions. We continue to actively pursue refinancing alternatives in order to extend current debt maturities. Among other things, we are continuing discussions to extend or refinance our $160 million Fleet credit facility, currently scheduled to mature in December 2003. At this time, there can be no assurance that we will be able to reach acceptable agreements with our bank lenders and/or other capital sources to achieve the desired refinancing.

     A provision for impairment of $15.4 million and $9.6 million is included in expenses for 2002 and 2001, respectively. The 2002 provision consisted of $12.4 million to reduce the carrying value of eight closed facilities to their fair value less cost to dispose, including $2.7 million for two facilities previously classified as held for sale, and $3.0 million related to owned and operated assets that management determined were impaired. The 2001 provision included $8.3 million to reduce facilities recovered from operators and classified as held for sale assets to fair value less cost to dispose, and $1.2 million related to other real estate assets that management determined were impaired.

     We recognized a provision for loss on uncollectible mortgages, notes and accounts receivable of $8.8 million in 2002. The provision included $4.9 million associated with the write down of two mortgage loans to bankrupt operators and $3.5 million related to the restructuring of debt owed by Madison/OHI Liquidity Investors, LLC ("Madison") as part of the compromise and settlement of a lawsuit with Madison. (See Note 14 - Litigation to our audited Consolidated Financial Statements). The 2002 provision also included $0.4 million to adjust accounts receivable to their net realizable value. In 2001, we recognized a provision for uncollectible mortgages, notes and accounts receivable of $0.7 million to adjust the carrying value of accounts receivable to net realizable value.

     In 2001, we recorded a $5.1 million charge for severance, moving and consulting agreement costs. This charge was comprised of $4.6 million for relocation of our corporate headquarters and $0.5 million for consulting and severance payments to a former executive.

     In 2001, we recorded a $10 million litigation settlement to settle a suit brought by Karrington Health, Inc. in 1998. This settled all claims arising from the suit, but without our admission of any liability or fault, which liability is expressly denied. Based on the settlement, the suit was dismissed with prejudice.

     During 2002, we recorded a non-cash gain of $0.9 million related to the maturity and payoff of two interest rate swaps with a notional amount of $32.0 million each. We recorded a non-cash charge of $1.3 million for 2001 related to the adoption of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 2000.

     During 2002, we recognized a gain on assets sold of $2.5 million, primarily from the sale of our investment in Omega Worldwide, Inc. ("Worldwide"). Pursuant to a tender offer by Four Seasons Health Care Limited ("Four Seasons") for all of the outstanding shares of common stock of Worldwide, we sold our investment, which consisted of 1.2 million shares of common stock and 260,000 shares of preferred stock, to Four Seasons for cash proceeds of approximately $7.4 million (including $3.5 million for preferred stock liquidation preference and accrued preferred dividends). In addition, we sold our investment in Principal Healthcare Finance Limited, an Isle of Jersey company ("PHFL"), which consisted of 990,000 ordinary shares and warrants to purchase 185,033 ordinary shares, to an affiliate of Four Seasons for cash proceeds of $2.8 million. Both transactions were completed in September 2002 and provided aggregate cash proceeds of $10.2 million. We realized a gain from the sale of our investments in Worldwide and PHFL of $2.2 million. We no longer own any interest in Worldwide or PHFL. In addition, we sold certain other assets in 2002 realizing cash proceeds of $7.5 million, resulting in a net accounting gain of $0.3 million. During 2001, we sold certain other assets realizing cash proceeds of $3.9 million, resulting in an accounting loss of $0.7 million.

     During 2002, we recognized a loss of $49,000 on early extinguishment of debt with the repurchase of $62.7 million of the remaining $97.5 million of our 6.95% Notes that matured in June of 2002. For the year ending December 31, 2001, we repurchased $27.5 million of the same 6.95% Notes maturing in June 2002, recognizing a gain on early extinguishment of debt of $3.1 million.

     Our funds from operations for the year ended December 31, 2002, on a fully diluted basis totaled $8.9 million, an increase of $4.6 million as compared to the $4.3 million for 2001 due to factors mentioned above. After adjusting for the non-recurring provision for loss on mortgages, notes and accounts receivable, severance and consulting costs, one-time revenue adjustments, refinancing expense and litigation settlement expense, funds from operations on a fully diluted basis was $27.6 million in 2002, an increase of $2.1 million from the year ended December 31, 2001. Funds from operations is net earnings available to common stockholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Diluted funds from operations is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C preferred stock and the exercise of in-the-money stock options. We consider funds from operations to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt and to make expenditures. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by generally accepted accounting principles in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     No provision for federal income taxes has been made since we qualify as a real estate investment trust ("REIT") under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, we have not been subject to federal income taxes on amounts distributed to stockholders, since we have distributed at least 90% of our REIT taxable income for taxable year 2001 (95% prior to 2001) and have met certain other conditions. For tax year 2002, we are currently projecting a tax loss; therefore, we anticipate no distribution will be required to satisfy the 2002 REIT rules. However, if we have taxable income, we intend to make the necessary distributions to satisfy the 2002 REIT requirements.

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

     Our nursing home expenses for owned and operated assets decreased to $176.2 million from $179.0 million in 2000 due to the sale and re-leasing of certain owned and operated assets during the year. In 2001, nursing home expenses included a $7.3 million provision for uncollectible accounts receivable versus a $1.0 million provision for uncollectible accounts receivable in 2000.

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

     A provision for impairment of $9.6 million is included in expenses for 2001. This provision included $8.3 million to reduce facilities recovered from operators and now classified as held for sale assets to fair value less cost to dispose, and $1.2 million related to other real estate assets our management has determined is impaired.

     We recognized a provision for loss on uncollectible accounts of $0.7 million in 2001, adjusting the carrying value of accounts receivable to net realizable value. In 2000, we recognized a provision for loss on mortgages and notes receivable of $15.3 million, adjusting the carrying value of mortgages to the estimated value of their collateral and notes receivable to their net realizable value.

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

     Our funds from operations for the year ended December 31, 2001 on a fully diluted basis totaled $4.3 million, a decrease of $14.9 million as compared to the $19.2 million for 2000 due to factors mentioned above. After adjusting for the non-recurring provision for loss on mortgages, notes and accounts receivable, severance and consulting costs, one-time revenue adjustments and legal settlement expense, funds from operations for the year was $25.5 million, a decrease of $8.9 million from the year ended December 31, 2000. Funds from operations is net earnings available to common stockholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Diluted funds from operations is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C preferred stock and Subordinated Convertible Debentures and the exercise of in-the-money stock options. We consider funds from operations to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt and to make expenditures. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by generally accepted accounting principles in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     No provision for federal income taxes has been made since we qualify as a REIT under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, we have not been subject to federal income taxes on amounts distributed to stockholders, as we have distributed at least 95% of our REIT taxable income for taxable years before 2001 and have met certain other conditions. In 2001, and future taxable years, we are required to distribute at least 90% of our REIT taxable income.

Portfolio Developments

     The partial expiration of certain Medicare rate increases has had an adverse impact on the revenues of the operators of nursing home facilities and has negatively impacted some operators' ability to satisfy their monthly lease or debt payment to us. In several instances we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under Chapter 11 of the Bankruptcy Act. (See Item 1 - Business of the Company - Overview).

     Alterra Healthcare Corporation. On January 14, 2003, we were notified by Alterra Healthcare Corporation ("Alterra") that it did not intend to pay January rent and that a restructuring of its Master Lease was necessary. We currently lease eight assisted living facilities (325 units) located in seven states to subsidiaries of Alterra. The Master Lease requires annual rent for 2003 of approximately $3.2 million. On January 14, 2003, we declared an "Event of Default" under its Master Lease and demanded payment under its Alterra guarantee.

     On January 22, 2003, Alterra announced that, in order to facilitate and complete its on-going restructuring initiatives, they had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. We intend to aggressively pursue all avenues afforded us in order to enforce the terms and conditions under the lease.

     Integrated Health Services, Inc. Integrated Health Services, Inc. ("IHS") filed for Chapter 11 bankruptcy protection in February 2000. With the exception of a small portion of prepetition interest (approximately $63,000), IHS paid its contractual mortgage interest from its bankruptcy filing in February 2000 until October 2001. In November 2001, IHS informed us that it did not intend to pay future rent and mortgage interest due. In January, 2002, IHS resumed making payments to us. Revenue has been recorded as payments were received. At December 31, 2002, we held three mortgages on properties owned by IHS: a $35.6 million mortgage collateralized by six facilities located in Florida and Texas; a $12 million mortgage collateralized by two facilities located in Georgia; and a $4.9 million mortgage collateralized by one facility located in Florida. Annual contractual interest income on each of the mortgages is approximately $4.11 million, $1.28 million and $0.55 million, respectively. We also have a lease with IHS for one property in the state of Washington, representing an investment of $10.0 million and annualized contractual revenue of $1.49 million. IHS rejected this lease on November 9, 2001.

     In December 2002, an agreement was approved by the United States Bankruptcy Court in Wilmington, Delaware between IHS and us, whereby upon notice provided by us, IHS will convey ownership of eight skilled nursing facilities (five in Florida, two in Georgia, and one in Texas) to one of our affiliates and transfer the operations to our designee. Current appraisals of the properties underlying the $12.0 million and $35.6 million mortgage loans indicate collateral value supporting our mortgage loan balances. Accordingly, we do not expect to record any reserves relative to these loans at this time. The amount of the $4.9 million mortgage has been fully reserved.

     On February 1, 2003, we entered into a Master Lease, to re-lease a 130-bed Texas facility, formerly operated by IHS, with Senior Management Services of Treemont, Inc. The initial term is ten years with rent culminating at $0.4 million annually by the end of the third year. We are in the process of negotiating lease arrangements on each of the remaining seven properties. (See
Note 19 - Subsequent Events to our audited Consolidated Financial Statements).

     Lyric Healthcare LLC. We entered into a forbearance agreement with Lyric Healthcare LLC ("Lyric") through August 31, 2001, whereby we received $541,266 of the $0.9 million monthly rent due under the Lyric leases through November 2001. On November 7, 2001, we were notified by Lyric that we would no longer be receiving payments. In January, 2002, Lyric resumed making payments to us. Revenue has been recorded as received. Our original investment in the ten facilities covered under the lease is $95.4 million.

     Effective January 1, 2003, we completed a restructured transaction with Claremont Health Care Holdings, Inc. (formerly Lyric Health Care, LLC) whereby nine facilities formerly leased under two Master Leases were combined into one new ten year Master Lease. Annual rent under the new lease is $6.0 million, the same amount of rent recognized in 2002 for these properties. As part of the restructure, one facility located in Sarasota, Florida was closed and is currently being marketed for sale. As a result of this closure, we recorded a non-cash impairment of approximately $6.8 million in the fourth quarter of 2002. In anticipation of this restructure, on November 1, 2002, Trans Health Management replaced IHS as manager of these nine properties. (See Note 19 - Subsequent Events to our audited Consolidated Financial Statements).

     Mariner and Professional Healthcare Settlement. Effective September 1, 2001, we entered into a comprehensive settlement with Mariner Post-Acute Network, Inc. ("Mariner") resolving all outstanding issues relating to our loan to Professional Healthcare Management Inc. ("PHCM"), a subsidiary of Mariner. Pursuant to the settlement, the PHCM loan is secured by a first mortgage on 12 skilled nursing facilities owned by PHCM with 1,679 operating beds. PHCM remained obligated on the total outstanding loan balance as of January 18, 2000, the date Mariner filed for protection under Chapter 11 of the Bankruptcy Act, and paid us our accrued interest at a rate of approximately 11% for the period from the filing date until September 1, 2001. Monthly payments with interest at the rate of 11.57% per annum resumed October 1, 2001.

     On February 1, 2001, four Michigan facilities, previously operated by PHCM and subject to our pre-petition mortgage, were transferred by PHCM to Ciena Health Care Management ("Ciena") who paid for the facilities by execution of a promissory note that was assigned to us. PHCM was given a $4.5 million credit on February 1, 2001 and an additional $3.5 million credit as of September 1, 2001, both against the PHCM loan balance in exchange for the assignment of the promissory note to us. The $8.7 million balance of the promissory note, which was secured by a first mortgage on the four facilities, was paid in full during 2002.

     Following the closing under the settlement agreement, the outstanding principal balance on the PHCM loan is approximately $59.7 million. The PHCM loan term is nine years, with PHCM having the option to extend for an additional eleven years. PHCM has the option to prepay the PHCM loan between February 1, 2005 and July 31, 2005.

     Sun Healthcare Group, Inc. On February 4, 2003, Sun Healthcare Group, Inc. ("Sun") remitted rent of $1.6 million versus the contractual amount of $2.1 million. We have agreed with Sun to use a letter of credit (posted by Sun as a security deposit) in the amount of $0.5 million to make up the difference in rent and agreed to temporarily forebear in declaring a default under the lease caused by Sun's failure to restore the $0.5 million letter of credit. The letter of credit was otherwise expiring on February 28, 2003 and was not being renewed. We hold additional security deposits (in the form of cash and letters of credit) of $2.3 million.

     On February 7, 2003, Sun announced "that it has opened dialogue with many of its landlords concerning the portfolio of properties leased to Sun and various of its consolidated subsidiaries (collectively, the `Company'). The Company is seeking a rent moratorium and/or rent concessions with respect to certain of its facilities and is seeking to transition its operations of certain facilities to new operators while retaining others." To this end, Sun has initiated conversations with us regarding a restructure of our lease. At this stage, it is too early to predict the outcome of those conversations. (See Note 19 - Subsequent Events to our audited Consolidated Financial Statements).

     As of December 31, 2002, we have an original investment balance of $219.0 million relating to the Sun portfolio under agreements providing for annual rental income of $25.1 million in 2002 and $25.7 million in 2003.

     Other Operators. In April 2001, we were informed by TLC Healthcare, Inc. ("TLC") that it could no longer meet its payroll and other operating obligations. We had leases and mortgages with TLC representing eight properties with 1,049 beds and an initial investment of $27.5 million. As a result of this action, one facility in Texas with an initial investment of $2.5 million was leased to a new operator, Lamar Healthcare, Inc. and four properties in Illinois, Indiana and Ohio, with an initial investment of $13.5 million, were taken back and placed under management agreements. Two of these properties are currently operated for our own account and classified as owned and operated assets. The other two properties were leased to Hickory Creek Healthcare Foundation, Inc. on August 1, 2002. The remaining three properties, located in Texas, were closed. These three facilities were classified as assets held for sale and were reduced to their fair value, less cost of disposal. Two of these properties were sold in December of 2001. The remaining property was sold in June, 2002 generating a loss on sale of $0.25 million. Amounts due from TLC that were not collected were written off as uncollectible during 2001.

Liquidity and Capital Resources

     At December 31, 2002, we had total assets of $802.6 million, stockholders' equity of $479.7 million and long-term debt of $306.5 million, representing approximately 39.0% of total capitalization. In addition, as of December 31, 2002, we had an aggregate of $113.1 million of outstanding debt which matures in 2003, including $112.0 million on our $160.0 million credit facility.

 Bank Credit Agreements

     We have two secured revolving credit facilities, providing up to $225.0 million of financing. At December 31, 2002, $177.0 million was outstanding and $12.5 million was utilized for the issuance of letters of credit, leaving availability of $35.5 million.

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. The amendments became effective as of the closing of the rights offering and private placement to Explorer Holdings, L.P. on February 21, 2002. The amendments included modifications and/or eliminations to certain financial covenants.

     The amendment regarding our $175.0 million revolving credit facility included a one-year extension in maturity from December 31, 2002 to December 31, 2003 and a reduction in the total commitment from $175.0 million to $160.0 million. Borrowings bear interest at 2.5% to 3.25% over LIBOR through December 31, 2002 and 3.00% to 3.25% over LIBOR after December 31, 2002, based on our leverage ratio. Borrowings of $112.0 million are outstanding at December 31, 2002. Additionally, $12.5 million of letters of credit are outstanding against this credit facility at December 31, 2002. These letters of credit are collateral for certain long-term borrowings and collateral for insurance programs associated with certain owned and operated assets. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 4.42% at December 31, 2002 and 5.49% at December 31, 2001. Cost for the letters of credit range from 2.5% to 3.25%, based on our leverage ratio. Real estate investments with a gross book value of approximately $239.0 million are pledged as collateral for this revolving line of credit facility at December 31, 2002.

     As part of the amendment regarding our $75.0 million revolving credit facility, we prepaid $10.0 million in December 2001, originally scheduled to mature in March 2002. This voluntary prepayment resulted in a permanent reduction in the total commitment, thereby reducing the credit facility to $65.0 million. Our $65.0 million line of credit facility expires on June 30, 2005. Borrowings under the facility bear interest at 2.5% to 3.75% over LIBOR, based on our leverage ratio and collateral assigned. Borrowings of $65.0 million are outstanding at December 31, 2002. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 4.66% at December 31, 2002 and 5.65% at December 31, 2001. Real estate investments with a gross book value of approximately $117.1 million are pledged as collateral for this revolving line of credit facility at December 31, 2002.

     We are required to meet certain financial covenants, including prescribed leverage and interest coverage ratios on our long-term borrowings. We are also required to fix a certain portion of our interest rate. We utilize interest rate caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations (See Note 8 - Financial Instruments to our audited Consolidated Financial Statements).

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

     On February 1, 2001, we announced the suspension of all common and preferred dividends. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain our REIT status for 2001. For tax year 2002, we are projecting a tax loss; therefore, we anticipate no distribution will be required to satisfy the 2002 REIT rules. However, if we have taxable income, we intend to make the necessary distributions to satisfy the 2002 REIT requirements. The accumulated and unpaid dividends relating to all series of preferred stocks total $40.0 million as of December 31, 2002. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

     No common cash dividends were paid during 2002 and 2001. Cash dividends paid totaled $1.00 per common share for 2000. The dividend payout ratio, that is the ratio of per common share amounts for dividends paid to the diluted per common share amounts of funds from operations, was approximately 238% for 2000. Excluding the provision for loss on mortgages and notes receivable and severance and consulting agreement costs, the dividend payout ratio for 2000 was approximately 73.0%. We can give no assurance as to when or if the dividends will be reinstated on the preferred stock or common stock, or the amount of the dividends if and when such payments are recommenced.

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

     The table below sets forth information regarding arrearages in payment of preferred stock dividends:


                                              Annual
                                           Dividend           Arrearage as of
       Title of Class                        Per Share       December 31, 2002
       --------------                      ------------      -----------------

9.25% Series A Cumulative
   Preferred Stock.....................      $ 2.3125           $10,637,500
8.625% Series B Cumulative
   Preferred Stock.....................      $ 2.1563             8,625,000
Series C Convertible Preferred Stock...      $10.0000            20,765,743
                                                                -----------
      Total............................                         $40,028,243
                                                                ===========

     Liquidity. We believe our liquidity and various sources of available capital, including funds from operations, expected proceeds from planned asset sales and our ability to negotiate an extension of our current debt maturities are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months. As a result of the October 1, 2002 Medicare rate reductions and potential reductions in certain state Medicaid reimbursements, refinancing our current debt maturity has become more difficult. We continue to actively pursue refinancing alternatives in order to extend current debt maturities and provide greater financial flexibility. Among other things, we will continue discussions to extend or refinance our $160.0 million credit facility, currently scheduled to mature in December 2003. At this time, there can be no assurance that we will be able to reach acceptable agreements with our bank lenders and/or other capital sources to achieve the desired refinancing, or the terms of any such refinancing.

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

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2002 was $119.7 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $4.3 million.

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

     We utilize interest rate swaps and caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

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

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated other comprehensive income. On December 31, 2002, the $200.0 million interest rate cap was reported at its fair value as an Other Asset of $7.3 million. An adjustment of $2.9 million to Other Comprehensive Income was made for the change in fair value of this cap during 2002. Over the next twelve months, $0.1 million is expected to be reclassified to earnings from Other Comprehensive Income.

     As of September 2002, we terminated two interest rate swaps with notional amounts of $32.0 million each. Under the terms of the first swap agreement, which would have expired in December 2002, we received payments when LIBOR exceeded 6.35% and paid the counterparty when LIBOR was less than 6.35%. This interest rate swap was extended in December 2001 to December 2002 at the option of the counterparty and therefore did not qualify for hedge accounting under FASB No. 133. The fair value of this swap at December 31, 2002 and December 31, 2001 was $0 and $1.3 million, respectively.

     Under the second swap agreement, which was scheduled to expire December 31, 2002, we received payments when LIBOR exceeded 4.89% and paid the counterparty when LIBOR was less than 4.89%. The fair value of this interest rate swap at December 31, 2002 and December 31, 2001 was a liability of $0 and $0.8 million, respectively. The change in fair value in 2001 was included in Other Comprehensive Income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps were included in accrued expenses and other liabilities in our Consolidated Balance Sheet at December 31, 2001.

Item 8 - Financial Statements and Supplementary Data

     The consolidated financial statements and report of independent auditors are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 is included in Note 17 to the financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     The information regarding directors required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     For information regarding Executive Officers of our company, see Item 1 - Business - Executive Officers of Our Company.

Item 11 - Executive Compensation

     The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14 - Controls and Procedures

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report and, based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation.

     Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.


                                     PART IV

Item 15 - Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Listing of Consolidated Financial Statements

                                                                            Page
Title of Document                                                        Number
-----------------                                                        -------
Report of Independent Auditors.......................................       F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001.........       F-2
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000...................................       F-3
Consolidated Statements of Stockholders' Equity for the years ended
  December  31, 2002, 2001 and 2000..................................       F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000...................................       F-5
Notes to Consolidated Financial Statements...........................       F-6

     (a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III-- Real Estate and Accumulated Depreciation..............      F-34

Schedule IV-- Mortgage Loans on Real Estate..........................      F-37

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

     (b)  Reports on Form 8-K-- None.

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

          Schedule III -- Real Estate and Accumulated Depreciation

          Schedule IV -- Mortgage Loans on Real Estate

Report of Independent Auditors

Board of Directors
Omega Healthcare Investors, Inc.


     We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedules listed in the Index under Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                 /s/ Ernst & Young LLP

Chicago, Illinois
February 10, 2003, except
for the seventh paragraph
of Note 19, as to which the date is
February 28, 2003

                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                      December 31,
                                                                                           2002                       2001
                                                                                         -----------------------------------
                                     ASSETS
Real estate properties
   Land and buildings at cost...................................................         $ 669,188                 $ 684,848
   Less accumulated depreciation................................................          (117,986)                 (100,038)
                                                                                         -----------------------------------
      Real estate properties--net...............................................           551,202                   584,810
   Mortgage notes receivable--net...............................................           173,914                   195,193
                                                                                         -----------------------------------
                                                                                           725,116                   780,003
Other investments--net..........................................................            36,887                    50,791
                                                                                         -----------------------------------
                                                                                           762,003                   830,794
Assets held for sale--net.......................................................             2,324                     7,396
                                                                                         -----------------------------------
   Total investments............................................................           764,327                   838,190
Cash and cash equivalents.......................................................            15,178                    11,445
Accounts receivable--net........................................................             2,766                     4,565
Interest rate cap...............................................................             7,258                         -
Other assets....................................................................             4,208                     6,732
Operating assets for owned properties...........................................             8,883                    29,907
                                                                                         -----------------------------------
      Total assets..............................................................         $ 802,620                 $ 890,839
                                                                                         ===================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Revolving lines of credit....................................................         $ 177,000                 $ 193,689
   6.95% unsecured notes due 2007...............................................           100,000                   100,000
   Other long-term borrowings...................................................            29,462                    21,957
   6.95% unsecured notes due 2002...............................................                 -                    97,526
   Accrued expenses and other liabilities.......................................            13,234                    16,790
   Operating liabilities for owned properties...................................             3,223                    10,187
                                                                                         -----------------------------------
      Total liabilities.........................................................           322,919                   440,149
                                                                                         -----------------------------------
Stockholders' equity:
   Preferred stock $1.00 par value; authorized--10,000 shares:
     Issued and outstanding--2,300 shares Class A with an aggregate
       liquidation preference of $57,500........................................            57,500                    57,500
     Issued and outstanding--2,000 shares Class B with an aggregate
       liquidation preference of $50,000........................................            50,000                    50,000
     Issued and outstanding--1,048 shares Class C with an aggregate
       liquidation preference of $104,842.......................................           104,842                   104,842
   Common stock $.10 par value; authorized--100,000 shares
     Issued and outstanding--37,141 shares in 2002 and 19,999 shares in 2001....             3,714                     2,000
   Additional paid-in capital...................................................           481,052                   438,071
   Cumulative net earnings......................................................           151,245                   165,891
   Cumulative dividends paid....................................................          (365,654)                 (365,654)
   Unamortized restricted stock awards..........................................              (116)                     (142)
   Accumulated other comprehensive loss.........................................            (2,882)                   (1,818)
                                                                                         -----------------------------------
      Total stockholders' equity................................................           479,701                   450,690
                                                                                         -----------------------------------
      Total liabilities and stockholders' equity................................         $ 802,620                 $ 890,839
                                                                                         ===================================

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                                 Year Ended December 31,
                                                                                        2002            2001            2000
                                                                                      -----------------------------------------
Revenues
   Rental income................................................................      $ 64,821        $ 61,189        $ 67,308
   Mortgage interest income.....................................................        20,954          20,784          24,126
   Other investment income--net.................................................         5,302           4,845           6,594
   Nursing home revenues of owned and operated assets...........................        44,277         168,158         175,559
   Miscellaneous................................................................         1,757           2,642           2,206
                                                                                      ------------------------------------------
                                                                                       137,111         257,618         275,793
                                                                                      ------------------------------------------
Expenses
   Nursing home expenses of owned and operated assets...........................        65,746         176,185         178,975
   Depreciation and amortization................................................        21,270          22,066          23,265
   Interest.....................................................................        27,332          36,270          42,400
   General and administrative...................................................         6,285          10,383           6,425
   Legal........................................................................         2,869           4,347           2,467
   State taxes..................................................................           490             739             195
   Refinancing expenses.........................................................         7,000               -               -
   Provision for impairment.....................................................        15,366           9,608          61,690
   Provision for uncollectible mortgages, notes and accounts receivable.........         8,844             683          15,257
   Severance, moving and consulting agreement costs.............................             -           5,066           4,665
   Litigation settlement expense................................................             -          10,000               -
   Adjustment of derivatives to fair value......................................          (946)          1,317               -
                                                                                      ------------------------------------------
                                                                                       154,256         276,664         335,339
                                                                                      ------------------------------------------
Loss before gain (loss) on assets sold and (loss) gain on early
   extinguishment of debt.......................................................       (17,145)        (19,046)        (59,546)
Gain (loss) on assets sold--net.................................................         2,548            (677)          9,989
                                                                                      ------------------------------------------
Loss before (loss) gain on early extinguishment of debt.........................       (14,597)        (19,723)        (49,557)
(Loss) gain on early extinguishment of debt.....................................           (49)          3,066               -
                                                                                      ------------------------------------------
Net loss........................................................................       (14,646)        (16,657)        (49,557)
Preferred stock dividends.......................................................       (20,115)        (19,994)        (16,928)
                                                                                      ------------------------------------------
Net loss available to common....................................................      $(34,761)       $(36,651)       $(66,485)
                                                                                      ==========================================

Loss per common share:
   Net loss per share--basic....................................................      $  (1.00)       $  (1.83)       $  (3.32)
                                                                                      ==========================================
   Net loss per share--diluted..................................................      $  (1.00)       $  (1.83)       $  (3.32)
                                                                                      ==========================================

Loss per common share before (loss) gain on early extinguishment of debt:
   Net loss per share--basic....................................................      $  (1.00)       $  (1.98)       $  (3.32)
                                                                                      ==========================================
   Net loss per share--diluted..................................................      $  (1.00)       $  (1.98)       $  (3.32)
                                                                                      ==========================================

Dividends declared and paid per common share....................................      $      -        $      -        $   1.00
                                                                                      ==========================================
Weighted-average shares outstanding, basic......................................        34,739          20,038          20,052
                                                                                      ==========================================
Weighted-average shares outstanding, diluted....................................        34,739          20,038          20,052
                                                                                      ==========================================

Components of other comprehensive income (loss):
   Unrealized gain (loss) on Omega Worldwide, Inc...............................      $    969     $   (939)          $ (2,580)
                                                                                      ==========================================
   Unrealized loss on hedging contracts.........................................      $ (2,033)     $   (849)         $      -
                                                                                      ==========================================
Total comprehensive loss........................................................      $(15,710)    $ (18,445)         $(52,137)
                                                                                      ==========================================

                             See accompanying notes.

                       OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                    (In thousands, except per share amounts)

                                                                  Common Stock       Additional        Preferred       Cumulative
                                                                    Par Value     Paid-in Capital        Stock        Net Earnings
                                                                --------------------------------------------------------------------
Balance at December 31, 1999 (19,877 shares)..................      $  1,988         $447,304           $107,500        $232,105
   Issuance of common stock:
      Grant of restricted stock (187 shares at an average of
        $6.378 per share) and amortization of deferred stock
        compensation..........................................            19            1,179                  -               -
      Dividend Reinvestment Plan (74 shares)..................             7              487                  -               -
      Shares surrendered for stock option loan cancellation
        (100 shares)..........................................           (10)            (579)                 -               -
   Issuance of preferred stock................................             -           (9,839)           100,000               -
   Net loss for 2000..........................................             -                -                  -         (49,557)
   Common dividends paid ($1.000 per share)...................             -                -                  -               -
   Preferred dividends paid and/or declared (Series A of
      $2.313 per share, Series B of $2.156 per share and
      Series C of $0.25 per share)............................             -                -                  -               -
   Unrealized loss on Omega Worldwide, Inc....................             -                -                  -               -
                                                                --------------------------------------------------------------------
Balance at December 31, 2000 (20,038 shares)..................         2,004          438,552            207,500         182,548
   Issuance of common stock:
      Grant of restricted stock (50 shares at an average of
        $2.320 per share) and amortization of deferred stock
        compensation..........................................             5              111                  -               -
      Cancellation of restricted stock (52 shares)............            (5)            (325)                 -               -
      Dividend Reinvestment Plan (10 shares)..................             1               28                  -               -
      Grant of  stock as payment of director fees (37 shares
        at an average of $2.454 per share)....................             4               86                  -               -
      Cancellation of stock held as collateral for note
        receivable (84 shares)................................            (9)            (336)                 -               -
   Issuance of Series C preferred stock (in lieu of November
      2000 dividends).........................................             -              (45)             4,842               -
   Net loss for 2001..........................................             -                -                  -         (16,657)
   Unrealized loss on Omega Worldwide, Inc....................             -                -                  -               -
   Unrealized loss on hedging contracts.......................             -                -                  -               -
                                                                --------------------------------------------------------------------
Balance at December 31, 2001 (19,999 shares)..................         2,000          438,071            212,342         165,891
   Issuance of common stock:
      Release of restricted stock and amortization of
        deferred stock compensation...........................             -                -                  -               -
      Dividend Reinvestment Plan (1 shares)...................             -                5                  -               -
      Rights Offering (17,123 shares).........................         1,712           42,888                  -               -
      Grant of stock as payment of directors fees (18 shares
        at an average of $5.129 per share)....................             2               88                  -               -
   Net loss for 2002..........................................             -                -                  -         (14,646)
   Unrealized gain on Omega Worldwide, Inc....................             -                -                  -               -
   Realized gain on sale of Omega Worldwide, Inc..............             -                -                  -               -
   Unrealized gain on hedging contracts.......................             -                -                  -               -
   Unrealized loss on interest rate cap.......................             -                -                  -               -
                                                                --------------------------------------------------------------------
Balance at December 31, 2002 (37,141 shares)..................      $  3,714         $481,052           $212,342        $151,245
                                                                ====================================================================

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                                    Unamortized         Stock      Accumulated Other
                                                                   Cumulative        Restricted        Option        Comprehensive
                                                                    Dividends       Stock Awards        Loans           Income
                                                                --------------------------------------------------------------------
Balance at December 31, 1999 (19,877 shares)..................      $(331,341)        $  (526)         $(2,499)        $ 2,550
   Issuance of common stock:
      Grant of restricted stock (187 shares at an average of
        $6.378 per share) and amortization of deferred stock
        compensation..........................................              -             (81)               -               -
      Dividend Reinvestment Plan (74 shares)..................              -               -                -               -
      Shares surrendered for stock option loan cancellation
        (100 shares)..........................................              -               -            2,499               -
   Issuance of preferred stock................................              -               -                -               -
   Net loss for 2000..........................................              -               -                -               -
   Common dividends paid ($1.000 per share)...................        (20,015)              -                -               -
   Preferred dividends paid and/or declared (Series A of
      $2.313 per share, Series B of $2.156 per share and
      Series C of $0.25 per share)............................        (14,298)              -                -               -
   Unrealized loss on Omega Worldwide, Inc....................              -               -                -          (2,580)
                                                                --------------------------------------------------------------------
Balance at December 31, 2000 (20,038 shares)..................       (365,654)           (607)               -             (30)
   Issuance of common stock:
      Grant of restricted stock (50 shares at an average of
        $2.320 per share) and amortization of deferred stock
        compensation..........................................              -             135                -               -
      Cancellation of restricted stock (52 shares)............              -             330                -               -
      Dividend Reinvestment Plan (10 shares)..................              -               -                -               -
      Grant of  stock as payment of director fees (37 shares
        at an average of $2.454 per share)....................              -               -                -               -
      Cancellation of stock held as collateral for note
        receivable (84 shares)................................              -               -                -               -
   Issuance of Series C preferred stock (in lieu of November
      2000 dividends).........................................              -               -                -               -
   Net loss for 2001..........................................              -               -                -               -
   Unrealized loss on Omega Worldwide, Inc....................              -               -                -            (939)
   Unrealized loss on hedging contracts.......................              -               -                -            (849)
                                                                --------------------------------------------------------------------
Balance at December 31, 2001 (19,999 shares)..................       (365,654)           (142)               -          (1,818)
   Issuance of common stock:
      Release of restricted stock and amortization of
        deferred stock compensation...........................              -              26                -               -
      Dividend Reinvestment Plan (1 shares)...................              -               -                -               -
      Rights Offering (17,123 shares).........................              -               -                -               -
      Grant of stock as payment of directors fees (18 shares
        at an average of $5.129 per share)....................              -               -                -               -
   Net loss for 2002..........................................              -               -                -               -
   Unrealized gain on Omega Worldwide, Inc....................              -               -                -             558
   Realized gain on sale of Omega Worldwide, Inc..............              -               -                -             411
   Unrealized gain on hedging contracts.......................              -               -                -             849
   Unrealized loss on interest rate cap.......................              -               -                -          (2,882)
                                                                --------------------------------------------------------------------
Balance at December 31, 2002 (37,141 shares)..................      $(365,654)        $  (116)         $     -         $(2,882)
                                                                ====================================================================

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Year Ended December 31,
                                                                                       2002             2001             2000
                                                                                 ---------------------------------------------------
Operating activities
Net loss........................................................................    $(14,646)        $(16,657)        $(49,557)
   Adjustment to reconcile net loss to cash provided by operating activities:
      Depreciation and amortization.............................................      21,270           22,066           23,265
      Provision for impairment..................................................      15,366            9,608           61,690
      Provision for uncollectible mortgages, notes and accounts receivable......       8,844              683           15,257
      (Gain) loss on assets sold--net...........................................      (2,548)             677           (9,989)
      Loss (gain) on early extinguishment of debt...............................          49           (3,066)               -
      Adjustment of derivatives to fair value...................................        (946)           1,317                -
      Other.....................................................................       1,683            2,514            3,283
Net change in accounts receivable for owned and operated assets--net............      19,630            2,909          (20,442)
Net change in accounts payable for owned and operated assets....................      (4,427)          (3,820)           4,674
Net change in other owned and operated assets and liabilities...................      (1,142)           3,254           (8,709)
Net change in operating assets and liabilities..................................      (1,588)          (3,577)              20
                                                                                 ---------------------------------------------------
Net cash provided by operating activities.......................................      41,545           15,908           19,492
                                                                                 ---------------------------------------------------
Cash flows from financing activities
(Payments on) proceeds from revolving lines of credit-- net.....................     (16,689)           8,048           19,041
Proceeds from long-term borrowings - net........................................      13,293                -                -
Payments of long-term borrowings................................................     (98,111)         (46,268)        (122,418)
Payments for derivative instruments.............................................     (10,140)               -                -
Receipts from Dividend Reinvestment Plan........................................           5               29              495
Dividends paid..................................................................           -                -          (29,646)
Proceeds from preferred stock offering..........................................           -                -          100,000
Proceeds from rights offering and private placement - net ......................      44,600                -                -
Deferred financing costs paid...................................................      (1,650)          (2,688)          (9,839)
Other...........................................................................           -              (45)          (5,071)
                                                                                 ---------------------------------------------------
Net cash used in financing activities...........................................     (68,692)         (40,924)         (47,438)
                                                                                 ---------------------------------------------------
Cash flow from investing activities
Proceeds from sale of real estate investments--net..............................       1,246            5,216           35,792
Capital improvements and funding of other investments--net......................        (727)          (2,254)          (7,865)
Proceeds from sale of other investements........................................      16,027            2,252            1,050
Collection of mortgage principal................................................      14,334           23,956            2,036
Other...........................................................................           -              119                -
                                                                                 ---------------------------------------------------
Net cash provided by investing activities.......................................      30,880           29,289           31,013
                                                                                 ---------------------------------------------------
Increase in cash and cash equivalents...........................................       3,733            4,273            3,067
Cash and cash equivalents at beginning of year..................................      11,445            7,172            4,105
                                                                                 ---------------------------------------------------
Cash and cash equivalents at end of year........................................    $ 15,178         $ 11,445         $  7,172
                                                                                 ===================================================

                             See accompanying notes.

                        OMEGA HEALTHCARE INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Omega Healthcare Investors, Inc., a Maryland corporation, is a self-administered real estate investment trust ("REIT"). From the date that we commenced operations in 1992, we have invested primarily in long-term care facilities, which include nursing homes, assisted living facilities and rehabilitation hospitals. Our company currently has investments in 222 healthcare facilities located in the United States.

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

Owned and Operated Assets and Assets Held for Sale

     When we acquire real estate pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and is recorded at the lower of cost or fair value and is included in real estate properties on our Consolidated Balance Sheet. Operating assets and operating liabilities for the owned and operated properties are shown separately on the face of our Consolidated Balance Sheet and are detailed in Note 16--Segment Information.

     When a formal plan to sell real estate is adopted and we hold a contract for sale, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset. Upon adoption of Financial Accounting Standards Board ("FASB") 144 as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements.

Impairment of Assets

     We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators are based on factors such as market conditions, operator performance and legal structure. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relationship to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future cash flows are less than the carrying values of the assets. If the sum of the expected future cash flow, including sales proceeds, is less than carrying value, we then adjust the net carrying value of leased properties and other long-lived assets to the present value of expected future cash flows.

     Upon adoption of Financial Accounting Standards Board ("FASB") 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements. Properties sold in 2002 were classified as assets held for sale in 2001. Accordingly, they are subject to FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed and have not been reported as discontinued operations in our financial statements.

Loan Impairment Policy

     When management identifies an indication of potential loan impairment, such as non-payment under the loan documents or impairment of the underlying collateral, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral.

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

Accounts Receivable

     Accounts receivable consists primarily of lease and mortgage interest payments. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items. On a monthly basis, we review the contractual payment versus actual cash payment received and the contractual payment due date versus actual receipt date. When management identifies delinquencies, a judgment is made as to the amount of provision, if any, that is needed. A provision of $0.3 million and $0.7 million was recorded in 2002 and 2001, respectively. No other activity has occurred during the periods presented.

Accounts Receivable - Owned and Operated Assets

     Accounts receivable from owned and operated Assets consists of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items. A provision of $5.9 million, $7.3 million and $1.0 million was recorded in 2002, 2001 and 2000, respectively.

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

Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings. Amortization of financing costs totaling $2.8 million, $2.5 million and $1.9 million in 2002, 2001 and 2000, respectively, is classified as interest expense in our Consolidated Statements of Operations. Amounts paid for financings that are not ultimately completed are expensed at the time the determination is made that such financings are not viable. In 2002, $7.0 million of such costs were expensed and were classified as refinancing expense in our Consolidated Statements of Operations.

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

Revenue Recognition

     Rental income and mortgage interest income are recognized as earned over the terms of the related Master Leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index ("CPI")) as defined in the Master Leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection of amounts due become questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, lease revenues are recorded as received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

     Nursing home revenues from owned and operated assets (primarily Medicare, Medicaid and other third party insurance) are recognized as patient services are provided.

Federal and State Income Taxes

     As a qualified REIT, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. To the extent that we have foreclosure income from our owned and operated assets, we will incur federal tax at a rate of 35%. To date our owned and operated assets have generated losses, and therefore, no provision for federal income tax is necessary. The reported amounts of our assets as of December 31, 2002 are less than the tax basis of assets by approximately $32.1 million.

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

Effects of Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board issued Statement No.145: Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections which is generally effective for fiscal years beginning after May 15, 2002 and requires that gains and losses from the extinguishment of debt will no longer be presented as an extraordinary item in our consolidated statement of operations. Upon adoption of this statement for calendar year 2003, any such gains or losses arising from the extinguishment of debt will be included in income from continuing operations and the effects of extinguishments in prior periods will be reclassified to conform to the prescribed presentation. The adoption of this statement will have no effect on future or previously reported net income or loss or financial position.

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

NOTE 2 - PROPERTIES

Leased Property

     Our leased real estate properties, represented by 146 long-term care facilities and two rehabilitation hospitals at December 31, 2002, are leased under provisions of Master Leases with initial terms typically ranging from 10 to 16 years, plus renewal options. Substantially all of the Master Leases provide for minimum annual rentals which are subject to annual increases based upon increases in the Consumer Price Index or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

     A summary of our investment in leased real estate properties is as follows:

                                                   December 31,
                                                2002         2001
                                             -----------------------
                                                  (In thousands)

Buildings................................    $628,764      $576,897
Land.....................................      30,774        27,880
                                             -----------------------
                                              659,538       604,777
Less accumulated depreciation............    (115,529)      (91,391)
                                             -----------------------
   Total.................................    $544,009      $513,386
                                             =======================

     The future minimum contractual rentals for the remainder of the initial terms of the leases are as follows:

                                                 (In thousands)
2003........................................       $  74,236
2004........................................          73,986
2005........................................          73,274
2006........................................          68,533
2007........................................          65,201
Thereafter..................................         235,460
                                                 --------------
                                                   $ 590,690
                                                 ==============

     Below is a summary of the lease transactions which occurred in 2002.

     During the first quarter of 2002, we leased 13 properties, previously classified as owned and operated assets, to new operators. We entered into agreements to lease four Arizona facilities to subsidiaries of Infinia Health Care Companies ("Infinia") and to sublease four other Arizona facilities to the same party. The terms for the four Arizona leases and four subleases are ten years and three years, respectively, with an initial combined annual net rent payment of $1.02 million. On March 1, 2002, we leased four facilities in Massachusetts to subsidiaries of Harborside Healthcare Corporation. The initial lease term for the four properties is ten years with an initial annual rent payment of $1.675 million. We leased one additional facility on March 1, 2002, for an initial annual rent of $0.38 million. Additionally, on February 1, 2002, the leasehold interest in one facility was terminated by the landlord.

     During the second quarter of 2002, we leased three properties, previously classified as owned and operated assets, to a new operator, Conifer Care Communities. The initial term for the Master Lease is for 56 months and includes three options to renew for four years each. The initial base rent is four percent of gross revenues or approximately $0.4 million annually for the first two years. After the second year, the rent increases by the greater of three percent of the previous year's revenue or to an annual minimum of $0.4 million.

     During the third quarter of 2002, we leased two properties, previously classified as owned and operated assets, to Hickory Creek Healthcare Foundation, Inc. The initial term for the Master Lease is for ten years and includes an option to renew for an additional ten years. The initial annual base rent is $0.4 million. Additionally, we closed three buildings that were previously leased to USA Healthcare, Inc. under a Master Lease and recorded a provision for impairment of $1.9 million. The Master Lease was amended to remove the three buildings with no reduction in rental income. We intend to sell these closed facilities as soon as practicable; however, there can be no assurance if or when these sales will be completed.

     During the fourth quarter of 2002, we leased two facilities, previously classified as owned and operated assets, to two separate limited liability companies for initial annual rent of $0.54 million and sub-leased one facility to another limited liability company for approximately $0.15 million per year less than our rental obligation. However, if we are still the tenant under the prime lease after year one, then the annual rental payment under the other two leases permanently increases $40,000 per annum beginning in the second lease year. Also in the fourth quarter of 2002, we entered into an agreement to buy out the leasehold interest in two owned and operated assets in Colorado subject to a change of ownership and licensure. This transfer is expected to close in March 2003.

     As a result of our 2002 re-leasing efforts, our owned and operated portfolio has decreased from 33 at December 31, 2001 to three at December 31, 2002. (See Note 19-Subsequent Events).

Owned and Operated Assets

     Our owned and operated real estate assets include three long-term care facilities at December 31, 2002, of which two are owned directly by us and one is subject to a leasehold interest. There were 33 owned and operated real estate assets at December 31, 2001 (21 owned and 12 subject to leasehold interests) and 69 owned and operated real estate properties at December 31, 2000 (57 owned and 12 subject to leasehold interests). Impairment charges of $3.0 million, including $2.0 million for a property that was sold, were taken on these assets for the year ended December 31, 2002. Impairment charges of $1.3 million and $41.3 million were taken on these assets during the years ended December 31, 2001 and 2000, respectively.

     A summary of our investment in the two and 21 owned and operated real estate assets at December 31, 2002 and 2001, respectively, is as follows:

                                                         December 31,
                                                      2002         2001
                                                    --------------------
                                                        (In thousands)

Buildings..................................         $ 5,251    $ 76,220
Land.......................................             320       3,851
                                                    --------------------
                                                      5,571      80,071
Less accumulated depreciation..............            (675)     (8,647)
                                                    --------------------
   Total...................................         $ 4,896    $ 71,424
                                                    ====================

     A summary of our investment in the one and 12 facilities included in Other Investments subject to leasehold interests at December 31, 2002 and 2001 is as follows:

                                                         December 31,
                                                      2002         2001
                                                    --------------------
                                                        (In thousands)

Leasehold interest.........................          $  286     $ 1,215
Less accumulated amortization..............            (101)       (554)
                                                    --------------------
   Total...................................          $  185      $  661
                                                    ====================

     The future minimum operating lease payments on the one leasehold facility are as follows:

                                                (In thousands)
2003.......................................        $  338
2004.......................................           339
2005.......................................           339
2006.......................................           310
                                                --------------
                                                   $1,326
                                                ==============

Closed Facilities

     At December 31, 2002, there are eight closed properties that are not currently under contract for sale. We recorded a $12.4 million provision for impairment on these facilities for the year ended December 31, 2002. These properties are included in real estate in our Consolidated Balance Sheet. A summary of our investment in closed real estate properties is as follows:

                                                         December 31,
                                                      2002         2001
                                                    --------------------
                                                        (In thousands)

Buildings..................................         $ 3,875       $   -
Land.......................................             204           -
                                                    --------------------
                                                      4,079           -
Less accumulated depreciation..............          (1,782)          -
                                                    --------------------
   Total...................................         $ 2,297       $   -
                                                    ====================

Assets Sold or Held For Sale

     In 2000, management initiated a plan to dispose of certain properties judged to have limited long-term potential and to re-deploy the proceeds.

     During 2000, we recorded a $14.4 million provision for impairment related to assets held for sale and reclassified $24.3 million of assets held for sale to "owned and operated assets" as the timing and strategy for sale or, alternatively, re-leasing were revised in light of prevailing market conditions. During 2000, we realized disposition proceeds of $1.1 million on assets held for sale. Additionally, we received proceeds of $34.7 million from sales of certain core and other assets, resulting in a gain of $9.9 million.

     During 2001, we recorded a provision of $8.3 million for impairment of assets transferred to assets held for sale. We realized disposition proceeds of $1.4 million during 2001.

     During 2002, we realized gross disposition proceeds of $1.7 million associated with the sale of two facilities and miscellaneous beds. These facilities were classified as assets held for sale in 2001. Accordingly, they are subject to FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed and have not been reported as discontinued operations in our financial statements. Additionally, we received gross proceeds of $16.4 million from sales of certain other assets, resulting in gain of $2.6 million.

     Following is a summary of the impairment reserve:

Impairment balance at December 31, 1999................        $  21,733
Provision charged......................................           14,415
Converted to owned and operated........................          (17,339)
Provision applied......................................          (10,060)
                                                               ----------
Impairment balance at December 31, 2000................            8,749
Provision charged......................................            8,344
Provision applied......................................           (6,515)
                                                               ----------
Impairment balance at December 31, 2001................           10,578
Converted to closed facilities.........................           (4,447)
Provision applied......................................           (3,284)
                                                               ----------
Impairment balance at December 31, 2002................        $   2,847
                                                               ==========

NOTE 3 - MORTGAGE NOTES RECEIVABLE

     The following table summarizes the mortgage notes balances for the years ended December 31, 2002 and 2001:

                                                         2002         2001
                                                      -----------------------
                                                           (In thousands)

Gross mortgage notes--unimpaired.................      $171,514     $194,030
Gross mortgage notes--impaired...................        11,086        4,903
Reserve for uncollectible loans..................        (8,686)      (3,740)
                                                     ------------------------
Net mortgage notes at December 31................      $173,914     $195,193
                                                     ========================

     Mortgage notes receivable relate to 63 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in 11 states, operated by 12 independent healthcare operating companies.

     We monitor  compliance  with  mortgages and when  necessary  have initiated
collection,   foreclosure  and  other   proceedings   with  respect  to  certain
outstanding loans.

     In 2001, two facilities, which were to be sold, were given back to us and re-leased. Based on provisions of the new lease, the initial reserve for uncollectible loans of $3.7 million taken prior to 2001 was reversed in 2001. Additionally, we determined that a mortgage loan was impaired and we recorded a reserve for uncollectible loans of $3.7 million to reduce the carrying value of the mortgage loan to its net realizable value. Income recognized on the loan was $0.5 million and $0.6 million in 2001 and 2000, respectively.

     During 2002, we determined two mortgages were impaired and we recorded a reserve for uncollectible loans of $4.9 million to reduce the carrying value of the mortgage loans to the estimated value of their related collateral. Income recognized on these loans was $0.6 million, $0.8 million and $1.0 million in 2002, 2001 and 2000, respectively.

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

     The outstanding principal amount of mortgage notes receivable, net of allowances, are as follows:

                                                                                                     December 31,
                                                                                                  2002          2001
                                                                                               ------------------------
                                                                                                    (In thousands)
Mortgage note due 2010; interest at 11.57% payable monthly..................................   $ 59,688       $ 59,688
Participating mortgage note due 2003; interest at 11.55% payable monthly....................     35,571         37,500
Mortgage notes due 2015; monthly payments of $189,004, including interest at 11.01%.........     15,120         15,689
Mortgage note due 2010; monthly payment of $124,826, including interest at 11.50%...........     12,748         12,778
Participating mortgage note due 2008; interest at 10.69% payable monthly....................     12,000         12,000
Mortgage note due 2006; monthly payment of $107,382, including interest at 11.50%...........     10,971         10,997
Mortgage note due 2004; interest at 7.62% payable monthly...................................     10,112         10,500
Other mortgage notes........................................................................     15,304         17,840
Other convertible participating mortgage notes..............................................      2,400          7,346
Other participating mortgage notes..........................................................          -          2,000
Participating mortgage note due 2016; monthly payments of $106,797, including
  interest at 12.40%........................................................................          -          8,855
                                                                                               ------------------------
      Total mortgages--net...................................................................  $173,914       $195,193
                                                                                               ========================

     Mortgage notes are shown net of allowances of $8.7 million and $3.7 million in 2002 and 2001, respectively.

     Effective September 1, 2001, we entered into a comprehensive settlement with Mariner Post-Acute Network, Inc. ("Mariner") resolving all outstanding issues relating to our loan to Professional Healthcare Management Inc. ("PHCM"), a subsidiary of Mariner. Pursuant to the settlement, the PHCM loan is secured by a first mortgage on 12 skilled nursing facilities owned by PHCM with 1,679 operating beds. PHCM remained obligated on the total outstanding loan balance as of January 18, 2000, the date Mariner filed for protection under Chapter 11 of the Bankruptcy Act, and paid us our accrued interest at a rate of approximately 11% for the period from the filing date until September 1, 2001. Monthly payments with interest at the rate of 11.57% per annum resumed October 1, 2001.

     On February 1, 2001, four Michigan facilities, previously operated by PHCM and subject to our pre-petition mortgage, were transferred by PHCM to Ciena Health Care Management ("Ciena") who paid for the facilities by execution of a promissory note that was assigned to us. PHCM was given a $4.5 million credit on February 1, 2001 and an additional $3.5 million credit as of September 1, 2001, both against the PHCM loan balance in exchange for the assignment of the promissory note to us. The $8.7 million balance of the promissory note, which was secured by a first mortgage on the four facilities, was paid in full during 2002.

     Following the closing under the settlement agreement, the outstanding principal balance on the PHCM loan is approximately $59.7 million. The PHCM loan term is nine years, with PHCM having the option to extend for an additional eleven years. PHCM has the option to prepay the PHCM loan between February 1, 2005 and July 31, 2005.

     The estimated fair value of our mortgage loans at December 31, 2002 is approximately $183.6 million. Fair value is based on the estimates by management using rates currently prevailing for comparable loans.

NOTE 4 - OTHER INVESTMENTS

     A summary of our other investments is as follows:

                                                                                         At December 31,
                                                                                     ----------------------
                                                                                       2002           2001
                                                                                     ----------------------
Assets leased by United States Postal Service-net...............................     $16,931        $22,294
Notes receivable................................................................      14,236         17,213
Allowance for loss on notes receivable..........................................      (2,804)        (2,935)
Equity securities of Principal Healthcare Finance Trust.........................       1,266          1,266
Other...........................................................................       7,258          6,842
Equity securities of Omega Worldwide Inc........................................           -          4,496
Equity securities of Principal Healthcare Finance Limited.......................           -          1,615
                                                                                     ----------------------
      Total other investments...................................................     $36,887        $50,791
                                                                                     =======================

NOTE 5 - CONCENTRATION OF RISK

     As of December 31, 2002, our portfolio of domestic investments consisted of 222 healthcare facilities, located in 28 states and operated by 34 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled $852.1 million at December 31, 2002, with 97.2% of our real estate investments related to long-term care facilities. This portfolio is made up of 146 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate, participating and convertible participating mortgages on 63 long-term healthcare facilities and two long-term healthcare facilities that were recovered from customers and are currently operated through third-party management contracts for our own account and eight long-term healthcare facilities that were recovered from customers and are currently closed. In addition, one facility is subject to a leasehold interest and is included in Other investments in our audited Consolidated Financial Statements. At December 31, 2002, we also held miscellaneous investments and assets held for sale of approximately $39.2 million, including $16.9 million related to a non-healthcare facility leased by the United States Postal Service, a $1.3 million investment in Principal Healthcare Finance Trust, and $11.4 million of notes receivable, net of allowance.

     Approximately 55.8% of our real estate investments are operated by five public companies, including Sun Healthcare Group, Inc. ("Sun") (25.7%), Advocat, Inc. ("Advocat") (12.5%), Integrated Health Services, Inc. ("IHS") (7.3%), Mariner Post-Acute Network ("Mariner") (7.0%), and Alterra Healthcare Corporation ("Alterra") (3.3%). The two largest private operators represent 10.1% and 3.7%, respectively, of our investments. No other operator represents more than 2.7% of our investments. The three states in which we have our highest concentration of investments are Florida (16.2%), California (7.8%) and Illinois (7.7%).

NOTE 6 - LEASE AND MORTGAGE DEPOSITS

     Our company obtains liquidity deposits and letters of credit from most operators pursuant to its leases and mortgages. These generally represent the monthly rental and mortgage interest income for periods ranging from three to six months with respect to certain of its investments. The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. At December 31, 2002, we held $3.7 million in such liquidity deposits and $7.6 million in letters of credit. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

     On February 4, 2003, Sun remitted rent of $1.6 million versus the contractual amount of $2.1 million. We have agreed with Sun to use a letter of credit (posted by Sun as a security deposit) in the amount of $0.5 million to make up the difference in rent. The letter of credit was otherwise expiring on February 28, 2003 and was not being renewed. We hold additional security deposits (in the form of cash and letters of credit) of $2.3 million. (See Note 19 - Subsequent Events).

NOTE 7 - BORROWING ARRANGEMENTS

     We have two secured revolving credit facilities, providing up to $225.0 million of financing. At December 31, 2002, $177.0 million was outstanding and $12.5 million was utilized for the issuance of letters of credit, leaving availability of $35.5 million.

     On December 21, 2001, we reached amended agreements with the bank groups under both of our revolving credit facilities. The amendments became effective as of the closing of the rights offering and private placement to Explorer Holdings, L.P. on February 21, 2002. The amendments included modifications and/or eliminations to certain financial covenants.

     The amendment regarding our $175.0 million revolving credit facility included a one-year extension in maturity from December 31, 2002 to December 31, 2003 and a reduction in the total commitment from $175.0 million to $160.0 million. Borrowings bear interest at 2.50% to 3.25% over LIBOR through December 31, 2002 and 3.00% to 3.25% over LIBOR after December 31, 2002, based on our leverage ratio. Borrowings of $112.0 million are outstanding at December 31, 2002. Additionally, $12.5 million of letters of credit are outstanding against this credit facility at December 31, 2002. These letters of credit are collateral for certain long-term borrowings and collateral for insurance programs for certain owned and operated assets. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 4.42% at December 31, 2002 and 5.49% at December 31, 2001. Cost for the letters of credit range from 2.50% to 3.25%, based on our leverage ratio. Real estate investments with a gross book value of approximately $239.0 million are pledged as collateral for this revolving line of credit facility at December 31, 2002.

     As part of the amendment regarding our $75.0 million revolving credit facility, we prepaid $10.0 million in December 2001, originally scheduled to mature in March 2002. This voluntary prepayment resulted in a permanent reduction in the total commitment, thereby reducing the credit facility to $65.0 million. Our $65.0 million line of credit facility expires on June 30, 2005. Borrowings under the facility bear interest at 2.50% to 3.75% over LIBOR, based on our leverage ratio and collateral assigned. Borrowings of $65.0 million are outstanding at December 31, 2002. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 4.66% at December 31, 2002 and 5.65% at December 31, 2001. Real estate investments with a gross book value of approximately $117.1 million are pledged as collateral for this revolving line of credit facility at December 31, 2002.

     We are required to meet certain financial covenants, including prescribed leverage and interest coverage ratios on our long-term borrowings. We are also required to fix a certain portion of our interest rate. We utilize interest rate swaps or caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations (See Note 8 - Financial Instruments).

     The following is a summary of our long-term borrowings:

                                                          December 31,
                                                      2002          2001
                                                   ------------------------
                                                         (In thousands)
Unsecured borrowings:
  6.95% Notes due August 2007..................     $100,000      $100,000
  Other long-term borrowings...................        3,850         4,160
  6.95% Notes due June 2002....................            -        97,526
                                                   ------------------------
                                                     103,850       201,686
                                                   ------------------------
Secured borrowings:
  Revolving lines of credit....................      177,000       193,689
  Industrial Development Revenue Bonds.........        7,855         8,130
  Mortgage notes payable to banks..............       17,757         4,464
  HUD loans....................................            -         5,203
                                                   ------------------------
                                                     202,612       211,486
                                                   ------------------------
                                                    $306,462      $413,172
                                                   ========================

     On February 6, 2002, we refinanced our investment in a Baltimore, Maryland asset leased by the United States Postal Service ("USPS") resulting in $13.0 million of net cash proceeds. The new, fully-amortizing mortgage note payable has a 20-year term with a fixed interest rate of 7.26%. This transaction is cash neutral to us on a monthly basis, as lease payments due from USPS equal debt service on the new loan.

     On February 21, 2002, we raised gross proceeds of $50.0 million through the completion of a rights offering and simultaneous private placement to Explorer. The proceeds from the rights offering and private placement were used to repay outstanding indebtedness and for working capital and general corporate purposes.

     During 2002, we paid off the remaining $97.5 million of our 6.95% Notes that matured in June 2002, resulting in a loss on early extinguishment of debt of approximately $49,000. In addition, during 2002, as a result of foreclosure proceedings, we relinquished title to certain properties with a net carrying value of approximately $5.2 million in satisfaction of certain mortgage obligations owed to the Department of Housing and Urban Development ("HUD") in the amount of $5.2 million.

     During 2001, we repurchased $27.5 million of our 6.95% Notes due June 2002, resulting in a gain on early extinguishment of debt of $3.1 million.

     The balance of our Subordinated Convertible Debentures ("Debentures") was paid in full on February 1, 2001. The Debentures were convertible into shares of common stock at a conversion price of $26.962 per share. The Debentures were unsecured obligations of our company and were subordinate in right and payment to our senior unsecured indebtedness.

     Real estate investments with a gross book value of approximately $389.8 million are pledged as collateral for outstanding secured borrowings at December 31, 2002, including $356.1 million for our revolving lines of credit and $33.7 million for other long-term borrowings. Other long-term secured borrowings are payable in aggregate monthly installments of approximately $0.24 million, including interest at rates ranging from 7.3% to 10.0%.

     Assuming none of our borrowing arrangements are refinanced, converted or prepaid prior to maturity, required principal payments for each of the five years following December 31, 2002 and the aggregate due thereafter are set forth below:

                                            (In  thousands)
2003........................................   $113,124
2004........................................      1,209
2005........................................     66,306
2006........................................      1,401
2007........................................    101,514
Thereafter..................................     22,908
                                               ---------
                                               $306,462
                                               =========

     The estimated fair value of our long-term borrowings is approximately $296.7 million at December 31, 2002 and $396.4 million at December 31, 2001. Fair values are based on the estimates by management using rates currently prevailing for comparable loans.

NOTE 8 - FINANCIAL INSTRUMENTS

     At December 31, 2002 and 2001, the carrying amounts and fair values of our financial instruments are as follows:

                                                                                             2002                       2001
                                                                                   -------------------------------------------------
                                                                                   Carrying          Fair      Carrying         Fair
                                                                                     Amount         Value        Amount        Value
                                                                                   -------------------------------------------------
                                                                                                     (In thousands)
Assets:
   Cash and cash equivalents....................................................   $ 15,178      $ 15,178      $ 11,445     $ 11,445
   Mortgage notes receivable - net..............................................    173,914       183,618       195,193      203,181
   Other investments............................................................     36,887        37,419        50,791       51,300
    Derivative instruments......................................................      7,258         7,258             -            -
                                                                                   -------------------------------------------------
      Totals....................................................................   $233,237      $243,473      $257,429     $265,926
                                                                                   =================================================

Liabilities:
   Revolving lines of credit....................................................   $177,000      $177,000      $193,689     $193,689
   6.95% Notes..................................................................    100,000        90,413       197,526      181,936
   Other long-term borrowings...................................................     29,462        29,320        21,957       20,787
    Derivative instruments......................................................          -             -         2,166        2,166
                                                                                   -------------------------------------------------
      Totals....................................................................   $306,462      $296,733      $415,338     $398,578
                                                                                   =================================================

     Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. (See Note 1 - Organization and Significant Accounting Policies, Risks and Uncertainties). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

     We utilize interest rate swaps and caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

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

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated Other Comprehensive Income. On December 31, 2002, the derivative instrument was reported at its fair value of $7.3 million. An adjustment of $2.9 million to Other Comprehensive Income was made for the change in fair value of this cap during 2002. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the next twelve months, $0.1 million is expected to be reclassified to earnings from Other Comprehensive Income.

     As of September 2002, we terminated two interest rate swaps with notional amounts of $32.0 million each. Under the terms of the first swap agreement, which would have expired on December 2002, we received payments when LIBOR exceeded 6.35% and paid the counterparty when LIBOR was less than 6.35%. This interest rate swap was extended in December 2001 to December 2002 at the option of the counterparty and therefore did not qualify for hedge accounting under FASB No. 133. The fair value of this swap at December 31, 2002 and December 31, 2001 was a liability of $0 and $1.3 million, respectively.

     The fair value of the first swap agreement at January 1, 2001 was recorded as a liability and a transition adjustment in Other Comprehensive Income, which was amortized over the initial term of the swap ending December 31, 2001. The change in fair value, along with the amortization, is included in charges for derivative accounting in our Consolidated Statement of Operations.

     Under the second swap agreement, which was scheduled to expire December 31, 2002, we received payments when LIBOR exceeded 4.89% and paid the counterparty when LIBOR was less than 4.89%. The fair value of this interest rate swap at December 31, 2002 and December 31, 2001 was a liability of $0 and $0.8 million, respectively. The change in fair value in 2001 was included in Other Comprehensive Income as required under FASB No. 133 for fully effective cash flow hedges.

     The fair values of these interest rate swaps are included in accrued expenses and other liabilities in our Consolidated Balance Sheet at December 31, 2002 and December 31, 2001.

NOTE 9 - RETIREMENT ARRANGEMENTS

     Our company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

     We have a Deferred Compensation Plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock. There are no outstanding units as of December 31, 2002.

     Provisions   charged  to  operations  with  respect  to  these   retirement
arrangements totaled approximately $38,800, $33,500 and $181,000 in 2002, 2001 and 2000, respectively.

NOTE 10 - STOCKHOLDERS EQUITY AND STOCK OPTIONS

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

     The Series C preferred stock votes (on an "as converted" basis) together with our common stock on all matters submitted to stockholders. The original terms of the Series C preferred stock provided that if dividends on the Series C preferred stock are in arrears for four quarters, the holders of the Series C preferred stock, voting separately as a class (and together with the holder of Series A and Series B preferred if and when dividends on such series are in arrears for six or more quarters and special class voting rights are in effect with respect to the Series A and Series B preferred), would be entitled to elect directors who, together with the other directors designated by the holders of Series C preferred stock, would constitute a majority of our Board of Directors. The general terms of the Equity Investment are set forth in the Investment Agreement.

     In connection with Explorer's Equity Investment, we entered into a stockholders agreement with Explorer dated July 14, 2000 ("Stockholders Agreement") pursuant to which Explorer was initially entitled to designate up to four members of our Board of Directors depending on the percentage of total voting securities (consisting of common stock and Series C preferred stock) acquired from time to time by Explorer pursuant to the documentation entered into by Explorer in connection with the Equity Investment. Under the original Stockholders Agreement, Explorer was entitled to designate at least one director of our Board of Directors as long as it owned at least five percent (5%) of the total voting power of our company and to approve one "independent director" as long as it owned at least twenty-five percent (25%) of the shares it acquired at the time it completed the Equity Investment (or common stock issued upon the conversion of the Series C preferred stock acquired by Explorer at such time). The Stockholders Agreement has been subsequently amended as described below.

     We agreed to indemnify Explorer, its affiliates and the individuals that will serve as directors of our company against any losses and expenses that may be incurred as a result of the assertion of certain claims, provided that the conduct of the indemnified parties meets certain required standards. In addition, we agreed to pay Explorer an advisory fee of up to $3.1 million for Explorer's assistance in connection with financing matters. We agreed to reimburse Explorer for Explorer's out-of-pocket expenses, up to a maximum of $2.5 million, incurred in connection with the Equity Investment. We reimbursed Explorer approximately $1.77 million of such expenses through December 31, 2002.

February 2002 Rights Offering and Concurrent Private Placement

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

     On February 21, 2002, we filed Articles of Amendment amending the terms of our Series C Convertible Preferred Stock to: (i) remove the restriction that prevents the voting or conversion of the Series C preferred stock in excess of 49.9% of our voting securities owned by Explorer; (ii) provide that whenever dividends owed upon the Series C preferred stock are in arrears for four or more dividend periods, the holders of the Series C preferred stock will be entitled to designate two additional directors to our Board of Directors; and (iii) provide that the subscription price in the rights offering will not result in an adjustment to the conversion price of our Series C preferred stock.

     In connection with Explorer's February 2002 investment, we amended the Stockholders Agreement with Explorer to provide that Explorer will be entitled to designate to our Board of Directors that number of directors that would generally be proportionate to Explorer's ownership of voting securities in our company, not to exceed five directors (or six directors upon the increase in the size of the Board of Directors to ten directors). The Stockholders Agreement has been further amended to provide that Explorer shall be entitled to designate a majority of the total number of directors so long as Explorer owns a majority of our issued and outstanding voting securities. Explorer currently beneficially owns a majority of our voting securities and therefore would be entitled to designate a majority of our directors. Explorer has agreed to vote its shares in favor of three independent directors as defined under the rules of the New York Stock Exchange who are not affiliates of Explorer, so long as Explorer owns at least 15% of our voting securities. By letter dated January 21, 2003, Explorer advised us that they do not currently intend to designate additional directors at this time, although reserving its rights under the Stockholders Agreement and under the terms of the Series C preferred stock to do so. The Stockholders
Agreement as amended terminates February 20, 2007. Amounts reimbursed to Explorer as of December 31, 2002 for the February 2002 investment were $0.4 million.

Series A and Series B Cumulative Preferred Stock

     On April 28, 1998, we received gross proceeds of $50.0 million from the issuance of 2 million shares of 8.625% Series B Cumulative Preferred Stock
("Series B preferred stock") at $25 per share. Dividends on the Series B preferred stock are cumulative from the date of original issue and are payable quarterly. On April 7, 1997, we received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Series A preferred stock") at $25 per share. Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly. At December 31, 2002, the aggregate liquidation preference of Series A and Series B preferred stock issued is $107.5 million. (See Note 12 - Dividends).

Stockholder Rights Plan

     On May 12, 1999, our Board of Directors authorized the adoption of a stockholder rights plan ("Stockholder Rights Plan"). The plan is designed to require a person or group seeking to gain control of our company to offer a fair price to all our stockholders. The rights plan will not interfere with any merger, acquisition or business combination that our Board of Directors finds is in the best interest of our company and its stockholders.

     In connection with the adoption of the rights plan, our Board of Directors declared a dividend distribution of one right for each common share outstanding on May 24, 1999. The rights will not become exercisable unless a person acquires 10% or more of our common stock, or begins a tender offer that would result in the person owning 10% or more of our common stock. At that time, each right would entitle each stockholder other than the person who triggered the rights plan to purchase either our common stock or stock of an acquiring entity at a discount to the then market price. The plan was not adopted in response to any specific attempt to acquire control of our company.

     We amended our Stockholder Rights Plan in 2000 to exempt Explorer and any of its transferees that become parties to the standstill as Acquiring Persons under such plan. In October 2001, we further amended our Stockholder Rights Plan to exempt Explorer and its affiliates and transferees generally.

Stock Options and Stock Purchase Assistance Plan

     We account for stock options using the intrinsic value method as defined by APB 25: Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan ("Incentive Plan"), we reserved 3,500,000 shares of common stock for grants to be issued during a period of up to ten years. Options are exercisable at the market price at the date of grant, expire five years after date of grant for over 10% owners and ten years from the date of grant for less than 10% owners. Directors' shares vest over three years while other grants vest over five years or as defined in an employee's contract. Directors, officers and employees are eligible to participate in the Incentive Plan. At December 31, 2002, there were 2,374,501 outstanding options granted to 19 eligible participants. Additionally, 327,121 shares of restricted stock have been granted under the provisions of the Incentive Plan. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of stockholders equity. Unearned compensation is amortized to expense generally over the vesting period, with charges to operations of $0.15 million, $0.37 million and $0.54 million in 2002, 2001 and 2000, respectively.

     During 2000, 1,040,000 Dividend Equivalent Rights were granted to eligible employees. A Dividend Equivalent Right entitles the participant to receive payments from us in an amount determined by reference to any cash dividends paid on a specified number of shares of stock to our stockholders of record during the period such rights are effective. We recorded $0, $8,750 and $502,500 of expense related to the Dividend Equivalent Rights in 2002, 2001 and 2000, respectively. During 2001, payments of $502,500 were made in settlement of Dividend Equivalent Rights in connection with cancellation of options on 1,005,000 shares.

     At December 31, 2002, options currently exercisable (302,325) have a weighted-average exercise price of $5.208, with exercise prices ranging from $2.15 to $37.20. There are 618,489 shares available for future grants as of December 31, 2002.

     The following is a summary of activity under the plan.

                                                                                                  Stock Options
                                                                                ----------------------------------------------------
                                                                                  Number of          Exercise Price       Weighted-
                                                                                    Shares                                 Average
                                                                                                                            Price
                                                                                ----------------------------------------------------
Outstanding at December 31, 1999............................................        365,263         $15.250 - $37.205      $28.542
  Granted during 2000.......................................................      1,109,500           5.688 -   7.750        6.268
  Canceled..................................................................       (307,699)          6.125 -  37.205       28.885
                                                                                ----------------------------------------------------
Outstanding at December 31, 2000............................................      1,167,064           5.688 -  37.205        7.276
  Granted during 2001.......................................................      2,245,000           2.150 -   3.813        2.780
  Canceled..................................................................     (1,012,833)          6.250 -  36.617        4.798
                                                                                ----------------------------------------------------
Outstanding at December 31, 2001............................................      2,399,231           2.150 -  37.205        3.413
  Granted during 2002.......................................................          9,000           6.020 -   6.020        6.020
  Canceled..................................................................        (33,730)         19.866 -  25.038       22.836
                                                                                ----------------------------------------------------
Outstanding at December 31, 2002............................................      2,374,501         $ 2.150 - $37.205      $ 3.150
                                                                                ====================================================

     In 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard prescribes a fair value-based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. Based on our company's option activity, net earnings would have decreased in 2002 by approximately $70,400 and increased in 2001 and 2000 by approximately $16,000 and $1,064,000, respectively. Net earnings per basic and diluted common share on a pro forma basis would have been unchanged in 2002 and 2001, and would have increased in 2000 by approximately $0.06, under SFAS No. 123. The estimated weighted-average fair value of options granted in 2002, 2001 and 2000 was approximately $8,600, $998,000 and $407,000, respectively. In determining the estimated fair value of our stock options as of the date of grant, a Black-Scholes option pricing model was used with the following assumptions: risk-free interest rates of 2.5% in 2002 and 2001 and 5.2% in 2000; a dividend yield of 5.0% in 2002 and 2001 and 10.0% in 2000;
volatility factors of the expected market price of our common stock based on 30% volatility in 2002, 2001 and 2000; and a weighted-average expected life of the options of 4.0 years in 2002 and 2001 and 8.0 years for 2000.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Explorer Holdings, L.P.

     Hampstead,  through its  affiliate  Explorer,  indirectly  owned  1,048,420 shares of Series C preferred stock and 12,539,078 shares of our common stock, representing 54.4% of our outstanding voting power as of December 31, 2002. Daniel A. Decker, our Chairman of the Board, is a partner of Hampstead. Donald
J. McNamara, the Chairman of Hampstead, is one of our directors. Christopher W. Mahowald is one of our directors and holds an equity investment in Explorer.

     Series C Investment Agreement. Under the terms of an investment agreement dated May 11, 2000 between us and Explorer in connection with Explorer's purchase of Series C preferred stock and an investment agreement dated October 25, 2001 between us and Explorer in connection with Explorer's additional investment, we agreed to reimburse Explorer for its out-of-pocket expenses, up to a maximum amount of $2.5 million, incurred in connection with the Series C investment. As of December 31, 2002, we have reimbursed Explorer for approximately $2.2 million of these expenses, including $0.4 million during 2002.

     Advisory Agreement. Under the terms of an amended and restated advisory agreement dated October 4, 2000 between us and Hampstead, we agreed to pay Explorer an advisory fee if Hampstead provided assistance to us in connection with the evaluation of growth opportunities or other financing matters. On June 1, 2001, in connection with Hampstead's agreement to provide certain specified financial advisory, consulting and operational services, including but not limited to assistance in our efforts to refinance, repay or extend certain indebtedness and assist in efforts to manage our capitalization and liquidity, we agreed to pay Hampstead a fee equal to 1% of the aggregate amount of our indebtedness that was refinanced, repaid or extended, based on the maximum amount available to be drawn in the case of revolving credit facilities, up to a maximum fee of $3.1 million. Upon the closing of the rights offering and Explorer's investment in February 2002, Hampstead had fulfilled all of its obligations under the agreement. The fee was paid in the third quarter of 2002.

     Direct Expenses. In addition to the Series C investment costs and the Advisory Fee costs of $3.1 million, we agreed to reimburse Explorer for Explorer's direct expenses. As of December 31, 2002, we have reimbursed Explorer for approximately $0.6 million of such direct expenses, including $12,000 during 2002.

     Dividend and Governance Right Deferral. We entered into a dividend deferral letter agreement with Explorer dated November 15, 2000 relating to the extension of the dividend payment payable in connection with our Series C preferred stock for the dividend period ended October 31, 2000. The deferral period expired on April 2, 2001. The amount of the deferred dividend payment was $4.667 million representing the total unpaid preferential cumulative dividend for the October 2000 dividend. In exchange for the deferral, we also agreed to pay Explorer a fee equal to 10% of the daily unpaid principal balance of the unpaid dividend amount from November 15, 2000 until the dividend was paid. We issued 48,420 shares of Series C preferred stock to Explorer on April 2, 2001 in full payment of our obligations under the dividend deferral letter agreement. Shares of Series C preferred stock issued pursuant to this agreement are valued at $100 per share, the stated per share liquidation preference, and are convertible into our common stock at $6.25 per share.

     By letter dated January 21, 2003, Explorer, without waiving its rights under the terms of the Series C preferred stock or the Stockholders Agreement, has advised us that it is not currently seeking the election of the two additional directors resulting from the Series C dividend arrearage unless the holders of the Series A and Series B preferred stock seek to elect additional directors.

Omega Worldwide

     In 1995, we sponsored the organization of Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom. In November 1997, we formed Omega Worldwide, Inc. ("Worldwide"), a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. On April 2, 1998, we contributed substantially all of our Principal assets to Worldwide in exchange for approximately 8.5 million shares of Worldwide common stock and 260,000 shares of Series B preferred stock of which approximately 5.2 million shares were distributed on April 2, 1998 to our stockholders and 2.3 million shares were sold by us on April 3, 1998. In April 1999, in conjunction with an acquisition by Worldwide, we acquired an interest in Principal Healthcare Finance Trust (the "Trust"), an Australian Unit Trust, which owns 47 nursing home facilities and 446 assisted living units in Australia and New Zealand.

     During 2002, we sold our investment in Worldwide. Pursuant to a tender offer by Four Seasons Health Care Limited ("Four Seasons") for all of the outstanding shares of common stock of Worldwide, we sold our investment, which consisted of 1.2 million shares of common stock and 260,000 shares of preferred stock, to Four Seasons for cash proceeds of approximately $7.4 million (including $3.5 million for preferred stock liquidation preference and accrued preferred dividends). In addition, we sold our investment in Principal, which consisted of 990,000 ordinary shares and warrants to purchase 185,033 ordinary shares, to an affiliate of Four Seasons for cash proceeds of $2.8 million. Both transactions were completed in September 2002 and provided aggregate cash proceeds of $10.2 million. We realized a gain from the sale of our investments in Worldwide and Principal of $2.2 million which was recorded in Gain (loss) on assets sold in our audited Consolidated Financial Statements. We no longer own any interest in Worldwide or Principal.

     As of December 31, 2002, we hold a $1.3 million investment in the Trust.

     Services Agreement. We entered into a services agreement with Worldwide which provided for the allocation of indirect costs incurred by us to Worldwide. The allocation of indirect costs was based on the relationship of assets under our management to the combined total of those assets and assets under Worldwide's management. Upon expiration of this agreement on June 30, 2000, we entered into a new agreement requiring quarterly payments from Worldwide of $37,500 for the use of offices and administrative and financial services provided by us. Upon the reduction of our accounting staff, the services agreement was renegotiated again on November 1, 2000 requiring quarterly payments from Worldwide of $32,500. Costs allocated to Worldwide for 2001 and 2000 were approximately $130,000 and $404,000, respectively. The former services agreement expired in November of 2001.

NOTE 12 - DIVIDENDS

     In order to qualify as a real estate investment trust, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.

     On February 1, 2001, we announced the suspension of all common and preferred dividends. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. We have made sufficient distributions to satisfy the distribution requirements under the REIT rules to maintain our REIT status for 2001. For tax year 2002, we are projecting a tax loss; therefore, we anticipate no distribution will be required to satisfy the 2002 REIT rules. However, if we have taxable income, we intend to make the necessary distributions to satisfy the 2002 REIT requirements. The accumulated and unpaid dividends relating to all series of preferred stocks total $40.0 million as of December 31, 2002. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

     No common cash dividends were paid during 2002 and 2001. Cash dividends paid totaled $1.00 per common share for 2000. We can give no assurance as to when or if the dividends will be reinstated on the preferred stock or common stock, or the amount of the dividends if and when such payments are recommenced.

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

     The table below sets forth information regarding arrearages in payment of preferred stock dividends:


                                              Annual
                                           Dividend           Arrearage as of
       Title of Class                        Per Share       December 31, 2002
       --------------                      ------------      -----------------

9.25% Series A Cumulative
   Preferred Stock.....................      $ 2.3125           $10,637,500
8.625% Series B Cumulative
   Preferred Stock.....................      $ 2.1563             8,625,000
Series C Convertible Preferred Stock...      $10.0000            20,765,743
                                                                -----------
      Total............................                         $40,028,243
                                                                ===========

     Per share distributions by our company were characterized in the following manner for income tax purposes:

                                                    2002       2001       2000
                                                 -------------------------------
Common
Ordinary income.............................       $   -      $    -    $    -
Return of capital...........................           -           -     1.000
Long-term capital gain......................           -           -         -
                                                 -------------------------------
   Total dividends paid.....................       $   -      $    -    $1.000
                                                 ===============================

Series A Preferred
Ordinary income.............................       $   -      $    -    $2.313
                                                 ===============================

Series B Preferred
Ordinary income.............................       $   -      $    -    $2.156
                                                 ===============================

Series C Preferred Non-Cash (1)
Return of capital...........................       $   -      $4.842    $    -
                                                 ===============================

(1) Per share of Series C preferred stock. On an as-converted basis, non-cash dividends were $0.25 per common share equivalent, plus accrued interest.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Following are details of changes in operating assets and liabilities (excluding the effects of non-cash expenses), and other cash flow information:

                                                                                           For the year ended December 31,
                                                                                  --------------------------------------------------
                                                                                    2002                 2001                 2000
                                                                                  --------------------------------------------------
                                                                                                   (In thousands)
(Decrease) increase in cash from changes in operating assets and liabilities:
     Operating assets...........................................................  $  (385)             $  (248)             $ 1,306
     Accrued interest...........................................................   (1,488)                (448)              (3,751)
      Other liabilities.........................................................      285               (2,881)               2,465
                                                                                  --------------------------------------------------
                                                                                  $(1,588)             $(3,577)             $    20
                                                                                  ==================================================

Other cash flow transactions:
Interest paid during the period.................................................  $26,036              $34,236              $44,221

NOTE 14 - LITIGATION

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

     On June 21,  2000,  we were  named as a  defendant  in  certain  litigation brought against us in the U.S. District Court for the Eastern District of Michigan, Detroit Division, by Madison/OHI Liquidity Investors, LLC ("Madison"), for the breach and/or anticipatory breach of a revolving loan commitment. Ronald
M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Madison claimed damages as a result of the alleged breach of approximately $0.7 million and damages in an amount ranging from $15 to $28 million for the anticipatory breach. We filed counterclaims against Madison and the guarantors seeking repayment of approximately $7.4 million of unpaid principal on the loan, plus accrued interest. Effective as of September 30, 2002 the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million. The payment by Madison consists of a $0.4 million cash payment for our attorneys' fees, with the balance evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. Accordingly, a reserve of $1.25 million was recorded in 2002 relating to this note. As of December 31, 2002, we have received the $0.4 million cash payment and payments of principal and interest on the note equal to $2.7 million. The financial statements have been adjusted to reflect the restructuring and reduction of our investment in connection with the settlement of this matter.

     On December 29, 1998, Karrington Health, Inc. ("Karrington") brought suit against us in the Franklin County, Ohio, Common Pleas Court (subsequently removed to the U.S. District Court for the Southern District of Ohio, Eastern Division) alleging that we repudiated and ultimately breached a financing contract to provide $95 million of financing for the development of 13 assisted living facilities. Karrington was seeking recovery of approximately $34 million in damages it alleged to have incurred as a result of the breach. On August 13, 2001, we paid Karrington $10 million to settle all claims arising from the suit, but without our admission of any liability or fault, which liability is expressly denied. Based on the settlement, the suit has been dismissed with prejudice. The settlement was recorded in the quarter ended June 30, 2001.

NOTE 15 - SEVERANCE, MOVING AND CONSULTING AGREEMENT COSTS

     We entered into several consulting and severance agreements in 2001 and 2000 related to the resignation of certain of our company's senior managers. In addition, we incurred certain relocation costs in 2001 associated with our corporate office move from Michigan to Maryland, effective January 2002. Costs incurred for these items total $5.1 million and $4.7 million for the years ended December 31, 2001 and 2000, respectively. These costs are included in our Consolidated Statements of Operations in 2001 and 2000.

NOTE 16 - SEGMENT INFORMATION

     The following tables set forth the reconciliation of operating results and total assets for our reportable segments for the years ended December 31, 2002, 2001 and 2000.

                                                                                 For the year ended December 31, 2002
                                                                --------------------------------------------------------------------
                                                                                    Owned and
                                                                                   Operated and
                                                                     Core          Assets Held       Corporate
                                                                  Operations         For Sale        and Other       Consolidated
                                                                --------------------------------------------------------------------
                                                                                           (In thousands)
Operating revenues...........................................     $ 85,775          $ 44,277        $      -           $130,052
Operating expenses...........................................            -           (59,854)              -            (59,854)
                                                                --------------------------------------------------------------------
   Net operating income (loss)...............................       85,775           (15,577)              -             70,198
Adjustments to arrive at net income:
   Other revenues............................................            -                 -           7,059              7,059
   Depreciation and amortization.............................      (19,360)             (876)         (1,034)           (21,270)
   Interest expense..........................................            -                 -         (27,332)           (27,332)
   General and administrative................................            -                 -          (6,285)            (6,285)
   Legal.....................................................            -                 -          (2,869)            (2,869)
   State taxes...............................................            -                 -            (490)              (490)
   Refinancing expense.......................................            -                 -          (7,000)            (7,000)
   Provision for impairment..................................      (12,389)           (2,977)              -            (15,366)
   Provision for uncollectible mortgages, notes and
      accounts receivable....................................       (8,844)           (5,892)              -            (14,736)
   Adjustment of derivatives to fair value...................            -                 -             946                946
                                                                --------------------------------------------------------------------
                                                                   (40,593)           (9,745)        (37,005)           (87,343)
                                                                --------------------------------------------------------------------
Income (loss) before gain on assets sold and loss on early
   extinguishment of debt....................................       45,182           (25,322)        (37,005)           (17,145)
Gain (loss) on assets sold...................................            -               (75)          2,623              2,548
Loss on early extinguishment of debt.........................            -                 -             (49)               (49)
Preferred dividends..........................................            -                 -         (20,115)           (20,115)
                                                                --------------------------------------------------------------------
Net income (loss) available to common........................     $ 45,182          $(25,397)       $(54,546)          $(34,761)
                                                                ====================================================================

Total assets.................................................     $720,220          $ 16,941        $ 65,459           $802,620
                                                                ====================================================================

                                                                                 For the year ended December 31, 2001
                                                                --------------------------------------------------------------------
                                                                                    Owned and
                                                                                   Operated and
                                                                     Core          Assets Held       Corporate
                                                                  Operations         For Sale        and Other       Consolidated
                                                                --------------------------------------------------------------------
                                                                                           (In thousands)
Operating revenues...........................................     $ 81,973          $168,158        $      -           $250,131
Operating expenses...........................................            -          (168,894)              -           (168,894)
                                                                --------------------------------------------------------------------
   Net operating income (loss)...............................       81,973              (736)              -             81,237
Adjustments to arrive at net income:
   Other revenues............................................            -                 -           7,487              7,487
   Depreciation and amortization.............................      (17,397)           (3,770)           (899)           (22,066)
   Interest expense..........................................            -                 -         (36,270)           (36,270)
   General and administrative................................            -                 -         (10,383)           (10,383)
   Legal.....................................................            -                 -          (4,347)            (4,347)
   State taxes...............................................            -                 -            (739)              (739)
   Provision for impairment..................................            -            (9,608)              -             (9,608)
   Provision for uncollectible mortgages, notes and
      accounts receivable....................................         (683)           (7,291)              -             (7,974)
   Severance, moving and consulting agreement costs..........            -                 -          (5,066)            (5,066)
   Litigation settlement expenses............................            -                 -         (10,000)           (10,000)
   Adjustment of derivatives to fair value...................            -                 -          (1,317)            (1,317)
                                                                --------------------------------------------------------------------
                                                                   (18,080)          (20,669)        (61,534)          (100,283)
                                                                --------------------------------------------------------------------
Income (loss) before gain (loss) on assets sold and gain on
   early extinguishment of debt..............................       63,893           (21,405)        (61,534)           (19,046)
Gain (loss) on assets sold...................................          189              (866)              -               (677)
Gain on early extinguishment of debt.........................            -                 -           3,066              3,066
Preferred dividends..........................................            -                 -         (19,994)           (19,994)
                                                                --------------------------------------------------------------------
Net income (loss) available to common........................     $ 64,082          $(22,271)       $(78,462)          $(36,651)
                                                                ====================================================================

Total assets.................................................     $708,579          $115,276        $ 66,984           $890,839
                                                                ====================================================================

                                                                                 For the year ended December 31, 2000
                                                                --------------------------------------------------------------------
                                                                                    Owned and
                                                                                   Operated and
                                                                     Core          Assets Held       Corporate
                                                                  Operations         For Sale        and Other       Consolidated
                                                                --------------------------------------------------------------------
                                                                                           (In thousands)
Operating revenues...........................................     $ 91,434         $ 175,559        $      -          $ 266,993
Operating expenses...........................................            -          (177,975)              -           (177,975)
                                                                --------------------------------------------------------------------
   Net operating income (loss)...............................       91,434            (2,416)              -             89,018
Adjustments to arrive at net income:
   Other revenues............................................            -                 -           8,800              8,800
   Depreciation and amortization.............................      (17,978)           (3,797)         (1,490)           (23,265)
   Interest expense..........................................            -                 -         (42,400)           (42,400)
   General and administrative................................            -                 -          (6,425)            (6,425)
   Legal.....................................................            -                 -          (2,467)            (2,467)
   State taxes...............................................            -                 -            (195)              (195)
    Provision for impairment.................................       (1,939)          (57,395)         (2,356)           (61,690)
   Provision for uncollectible mortgages, notes and
      accounts receivable....................................       (4,871)           (1,000)        (10,386)           (16,257)
   Severance, moving and consulting agreement costs..........            -                 -          (4,665)            (4,665)
                                                                --------------------------------------------------------------------
                                                                   (24,788)          (62,192)        (61,584)          (148,564)
                                                                --------------------------------------------------------------------
Income (loss) before gain on assets..........................       66,646           (64,608)        (61,584)           (59,546)
Gain on assets sold..........................................        9,989                 -               -              9,989
Preferred dividends..........................................            -                 -         (16,928)           (16,928)
                                                                --------------------------------------------------------------------
Net income (loss) available to common........................     $ 76,635         $ (64,608)       $(78,512)         $ (66,485)
                                                                ====================================================================

Total assets.................................................     $724,338         $ 159,105        $ 65,008          $ 948,451
                                                                ====================================================================

     The  revenues,   expenses,  assets  and  liabilities  in  our  consolidated financial statements which related to our owned and operated assets are as follows:

                                                  Year Ended December 31,
                                               2002         2001        2000
                                             ---------------------------------
                                                       (In thousands)
Revenues(1)
Medicaid...............................      $ 26,947    $101,542    $108,082
Medicare...............................         9,307      40,178      31,459
Private & other........................         8,023      26,438      36,018
                                             ---------------------------------
   Total revenues......................        44,277     168,158     175,559
                                             ---------------------------------
Expenses
Patient care expenses..................        33,187     117,753     120,444
Administration.........................        13,463      26,825      33,264
Property & related.....................         3,861      10,960      11,701
Leasehold buyout expense...............         4,342           -           -
                                             ---------------------------------
   Total expenses......................        54,853     155,538     165,409
                                             ---------------------------------
Contribution margin....................       (10,576)     12,620      10,150
Management fees........................         2,465       8,840       8,778
Rent...................................         2,536       4,516       3,788
Provision for uncollectible accounts...         5,892       7,291       1,000
                                             ---------------------------------
EBITDA(2)..............................      $(21,469)   $ (8,027)   $ (3,416)
                                             =================================


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


     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $12.2 million at December 31, 2002 and $8.3 million at December 31, 2001. The following is a summary of allowance for doubtful accounts:

                                               2002         2001        2000
                                             ---------------------------------
                                                       (In thousands)

Beginning balance......................      $ 8,335      $1,200      $  200
Provision charged......................        5,892       7,291       1,000
Recovery...............................            -           -           -
Provision applied......................       (2,056)       (156)          -
                                             ---------------------------------
Ending balance.........................      $12,171      $8,335      $1,200
                                             =================================



                                                         December 31,
                                                      2002         2001
                                                     ------------------
                                                       (In thousands)

                      ASSETS
Cash.........................................        $   838   $  6,549
Accounts receivable - net....................          7,491     27,121
Other current assets.........................          1,207      2,125
                                                     -------------------
   Total current assets......................          9,536     35,795
                                                     -------------------
Investment in leasehold - net................            185        661
Land and buildings...........................          5,571     80,071
Less accumulated depreciation................           (675)    (8,647)
                                                     -------------------
Land and buildings - net.....................          4,896     71,424
                                                     -------------------
Assets held for sale - net...................          2,324      7,396
                                                     -------------------
Total assets.................................        $16,941   $115,276
                                                     ===================

                  LIABILITIES
Accounts payable.............................        $   389   $  4,816
Other current liabilities....................          2,834      5,371
                                                     -------------------
   Total current liabilities.................          3,223     10,187
                                                     -------------------
Total liabilities............................        $ 3,223   $ 10,187
                                                     ===================


NOTE 17 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following summarizes quarterly results of operations for the quarters ended

                                                                         March 31     June 30      September 30       December 31
                                                                       -------------------------------------------------------------
                                                                                     (In thousands, except per share)
2002
Revenues...............................................................   $43,924     $ 34,404         $ 30,882          $ 27,901
Loss available to common before gain (loss) on assets sold
  and gain (loss) on early extinguishment of debt......................      (600)      (5,189)         (15,049)          (16,422)
Net loss available to common...........................................      (572)      (5,569)         (12,891)          (15,729)
Loss available to common before gain (loss) on assets sold and gain
  (loss) on early extinguishment of debt per share:
  Basic loss before gain (loss) on asset dispositions
    and gain (loss) on early extinguishment of debt....................   $ (0.02)    $  (0.14)        $  (0.41)         $  (0.44)
  Diluted loss before gain (loss) on asset dispositions
    and gain (loss) on early extinguishment of debt....................     (0.02)       (0.14)           (0.41)            (0.44)
Loss available to common before gain (loss) on assets sold per share:
  Basic loss before gain (loss) on asset dispositions..................   $ (0.02)    $  (0.14)        $  (0.41)         $  (0.44)
  Diluted loss before gain (loss) on asset dispositions................     (0.02)       (0.14)           (0.41)            (0.44)
Net loss available to common per share:
  Basic net loss.......................................................   $ (0.02)    $  (0.15)        $  (0.35)         $  (0.42)
  Diluted net loss ....................................................     (0.02)       (0.15)           (0.35)            (0.42)
Cash dividends paid on common stock....................................         -            -                -                 -

2001
Revenues...............................................................   $69,177     $ 65,654         $ 66,835          $ 55,952
Loss available to common before gain (loss) on assets sold and
  gain on early extinguishment of debt.................................    (1,282)     (21,424)          (5,625)          (10,709)
Net loss available to common...........................................      (415)     (18,942)          (6,885)          (10,409)
Loss available to common before gain (loss) on assets sold and gain on early extinguishment of debt per share:
  Basic loss before gain (loss) on asset dispositions and gain on
    early extinguishment of debt.......................................   $ (0.06)    $  (1.07)        $  (0.28)         $  (0.53)
  Diluted loss before gain (loss) on asset dispositions and gain on
    early extinguishment of debt.......................................     (0.06)       (1.07)           (0.28)            (0.53)
Loss available to common before gain (loss) on assets sold per share:
  Basic loss before gain (loss) on asset dispositions..................   $ (0.05)    $  (0.95)        $  (0.27)         $  (0.53)
  Diluted loss before gain (loss) on asset dispositions................     (0.05)       (0.95)           (0.27)            (0.53)
Net loss available to common per share:
  Basic net loss.......................................................   $ (0.02)    $  (0.95)        $  (0.34)         $  (0.52)
  Diluted net loss ....................................................     (0.02)       (0.95)           (0.34)            (0.52)
Cash dividends paid on common stock....................................         -            -                -                 -

Note:2002 - During the three-month period ended March 31, 2002, we recognized a gain of $28,000 for early extinguishment of debt. During the three-month period ended June 30, 2002, we recognized a $2.5 million provision for impairment and a $3.7 million charge for uncollectible mortgages, notes and accounts receivable. In addition, we recognized a $0.3 million loss on sale of a property. During the three-month period ended September 30, 2002, we recognized a $2.4 million provision for impairment. Also, during the third quarter, we incurred a $5.2 million charge for uncollectible mortgages, notes and accounts receivable and recognized a gain on sale of $2.2 million on a non-healthcare investment. During the three-month period ended December 31, 2002, we recorded a $7.0 million refinancing expense, a $10.5 million provision for impairment and a $0.7 million gain on asset sales.

     2001 - During the three-month period ended March 31, 2001, we recognized a gain on sale of assets of $0.6 million and gain on early extinguishment of debt of $0.2 million. During the three-month period ended June 30, 2001, we recognized a litigation settlement expense of $10.0 million, impairment of $8.4 million and gain on early extinguishment of debt of $2.5 million. During the three-month period ended September 30, 2001, we recognized a loss on asset sales of $1.5 million and a gain on early extinguishment of debt of $0.2 million. During the three-month period ended December 31, 2002, we recognized a provision of $7.3 million for uncollectible accounts on our owned and operated accounts receivable, a provision for impairment of $1.2 million, gain on asset sales of $0.2 million and gain on early extinguishment of debt of $0.1 million. Additionally, during the three-month periods ended September 30, 2001 and December 31, 2002, we recognized charges related to the relocation of our corporate office of $4.3 million and $0.3 million, respectively. (See Note 2--Properties, Note 3 - Mortgage Notes Receivable and Note 16 - Segment Information).


NOTE 18 - EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                                                     Year Ended December 31,
                                                                                                2002           2001         2000
                                                                                           -----------------------------------------
                                                                                            (In thousands, except per share amounts)
Numerator:
  Loss before gain (loss) on assets sold and (loss) gain on early
     extinguishment of debt.....................................................             $(17,145)      $(19,046)     $(59,546)
  Preferred stock dividends.....................................................              (20,115)       (19,994)      (16,928)
                                                                                           -----------------------------------------
  Numerator for loss available to common before gain (loss) on assets sold and
    (loss) gain on early extinguishment of debt--basic and diluted..............              (37,260)       (39,040)      (76,474)
  Gain (loss) on assets sold--net...............................................                2,548           (677)        9,989
  (Loss) gain on early extinguishment of debt...................................                  (49)         3,066             -
                                                                                           -----------------------------------------
  Numerator for net loss per share--basic and diluted...........................             $(34,761)      $(36,651)     $(66,485)
                                                                                           =========================================
Denominator:
  Denominator for net loss per share--basic.....................................                34,739        20,038        20,052
  Effect of dilutive securities:
    Stock option incremental shares.............................................                     -             -             -
                                                                                           -----------------------------------------
  Denominator for net loss per share--diluted...................................                34,739        20,038        20,052
                                                                                           =========================================

                                                                                                    Year Ended December 31,
                                                                                                2002           2001         2000
                                                                                           -----------------------------------------
Net loss per share--basic:
  Loss before gain (loss) on assets sold and (loss) gain on early
    extinguishment of debt......................................................             $ (1.07)       $ (1.95)      $ (3.82)
  Gain (loss) on assets sold--net...............................................                0.07          (0.03)         0.50
  (Loss) gain on early extinguishment of debt...................................                   -           0.15             -
                                                                                           -----------------------------------------
  Net loss per share--basic.....................................................             $ (1.00)       $ (1.83)      $ (3.32)
                                                                                           =========================================
Net loss per share--diluted:
  Loss before gain (loss) on assets sold and (loss) gain on early
    extinguishment of debt......................................................             $ (1.07)       $ (1.95)      $ (3.82)
  Gain (loss) on assets sold--net...............................................                0.07          (0.03)         0.50
  (Loss) gain on early extinguishment of debt...................................                   -           0.15             -
                                                                                           -----------------------------------------
  Net loss per share--diluted...................................................             $ (1.00)       $ (1.83)      $ (3.32)
                                                                                           =========================================

     The effect of converting the Series C preferred stock and the effect of converting the 1996 convertible debentures in 2001 and 2000 have been excluded as all such effects are antidilutive.

NOTE 19 - SUBSEQUENT EVENTS

     Effective January 1, 2003, we completed a restructured transaction with Claremont Health Care Holdings, Inc. (formerly Lyric Health Care, LLC) whereby nine facilities formerly leased under two Master Leases were combined into one new ten year Master Lease. Annual rent under the new lease is $6.0 million, the same amount of rent recognized in 2002 for these properties. As part of the restructure, one facility located in Sarasota, Florida was closed in 2002 and is currently being marketed for sale.

     Separately, in December 2002, an agreement was approved by the United States Bankruptcy Court in Wilmington, Delaware between us and IHS, whereby upon notice provided by us, IHS will convey ownership of eight skilled nursing facilities (five in Florida, two in Georgia, and one in Texas) to an affiliate of us and transfer the operations to our designee. On February 1, 2003, we entered into a Master Lease, to re-lease a 130-bed facility, formerly operated by IHS, with Senior Management Services of Treemont, Inc. The initial term is ten years with rent culminating at $0.4 million annually by the end of the third year. We are in the process of negotiating lease arrangements on each of the remaining seven IHS properties.

     On January 14, 2003, we were notified by Alterra that it did not intend to pay January rent and that a restructuring of its Master Lease was necessary. We currently lease eight assisted living facilities (325 units) located in seven states to subsidiaries of Alterra. The Master Lease requires annual rent for 2003 of approximately $3.2 million. On January 14, 2003, we declared an "Event of Default" under its Master Lease and demanded payment under its Alterra guarantee. On January 22, 2003, Alterra announced that, in order to facilitate and complete its on-going restructuring initiatives, they had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. We intend to aggressively pursue all avenues afforded us in order to enforce the terms and conditions under the lease.

     On February 4, 2003, Sun remitted rent of $1.6 million versus the contractual amount of $2.1 million. We have agreed with Sun to use a letter of credit (posted by Sun as a security deposit) in the amount of $0.5 million to make up the difference in rent and agreed to temporarily forebear in declaring a default under the lease caused by Sun's failure to restore the $0.5 million letter of credit. The letter of credit was otherwise expiring on February 28, 2003 and was not being renewed. We hold additional security deposits (in the form of cash and letters of credit) of $2.3 million.

     On February 7, 2003, Sun announced "that it has opened dialogue with many of its landlords concerning the portfolio of properties leased to Sun and various of its consolidated subsidiaries (collectively, the `Company'). The Company is seeking a rent moratorium and/or rent concessions with respect to certain of its facilities and is seeking to transition its operations of certain facilities to new operators while retaining others." To this end, Sun has initiated conversations with us regarding a restructure of our lease. At this stage, it is too early to predict the outcome of those conversations. As of December 31, 2002, our investment balance was $219.0 million relating to the Sun portfolio under agreements provided for annual rental income of $25.1 million in 2002 and $25.7 million in 2003.

     On February 5, 2003, we entered into a binding agreement to buy out our last remaining leasehold interest in one facility in Indiana for $0.35 million. The expected closing date for this transaction is March 1, 2003 subject to change of ownership and licensure with the state of Indiana. In addition, we decided to close one facility in Illinois. Upon completion of these two transactions, our owned and operated portfolio will be reduced from three facilities at December 31, 2002 to one facility.

     In December 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain UCC financing statements in our favor. We filed a subsequent suit seeking recovery under title insurance policies written by the title company. The defendants denied the allegations made in the lawsuits. In settlement of our claims against the defendants, we agreed on February 20, 2003 to accept a lump sum cash payment of $3.2 million, which was paid on February 28, 2003.

              SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OMEGA HEALTHCARE INVESTORS, INC.
                                December 31, 2002

                                                                             (6)
                                                                      Gross Amount at
                                                                      Which Carried at
                                    Initial Cost                      Close of Period
                                     to Company    Cost Capitalized   ---------------                                  Life on Which
                                    -----------      Subsequent to       Buildings                                   Depreciation in
                                     Buildings        Acquisition        and Land        (7)                           Latest Income
                                     and Land    ---------------------  Improvements  Accumulated  Date of      Date      Statements
Description (1)       Encumbrances Improvements Improvements Impairment    Total     Depreciation Renovation  Acquired   is Computed
------------------------------------------------------------------------------------------------------------------------------------
Sun Healthcare
  Group, Inc.:                                                                                     1964-1995
   Alabama (LTC)         (4)      $ 23,584,957                            $23,584,957   $ 3,908,329       March 31, 1997    33 years
   California (LTC, RH) (3)(4)      65,912,924                             65,912,924     9,719,198      October 8, 1997    33 years
   Florida (LTC)         (3)        10,700,000                             10,700,000     1,798,646    February 28, 1997    33 years
   Florida (LTC)         (4)        10,796,688                             10,796,688     1,789,150       March 31, 1997    33 years
   Idaho (LTC)                         600,000                                600,000       100,859    February 28, 1997    33 years
   Illinois (LTC)        (4)         4,900,000                              4,900,000       983,781      August 30, 1996    30 years
   Illinois (LTC)        (4)         3,942,726                              3,942,726       653,361       March 31, 1997    33 years
   Indiana (LTC)         (4)         3,000,000                              3,000,000       602,315      August 30, 1996    30 years
   Louisiana (LTC)       (4)         4,602,574                              4,602,574       762,705       March 31, 1997    33 years
   Massachusetts (LTC)               8,300,000                              8,300,000     1,395,211    February 28, 1997    33 years
   North Carolina (LTC)  (3)        19,970,418                             19,970,418     5,179,099         June 4, 1994    39 years
   North Carolina (LTC)  (4)         2,739,021                              2,739,021       408,306      October 8, 1997    33 years
   Ohio (LTC)           (3)(4)      11,884,567                             11,884,567     1,756,585      October 8, 1997    33 years
   Tennessee (LTC)       (2)         7,942,374                              7,942,374     2,067,945   September 30, 1994    30 years
   Texas (LTC)           (4)         9,415,056                              9,415,056     1,560,196       March 31, 1997    33 years
   Washington (LTC)                  5,900,000                              5,900,000       990,045       March 31, 1997    33 years
   West Virginia (LTC)  (3)(4)      24,793,441                             24,793,441     3,623,823      October 8, 1997    33 years
                                  -----------------------------------------------------------------
                                   218,984,746                            218,984,746    37,299,554

Advocat, Inc.:                                                                                     1966-1994
   Alabama (LTC)         (3)        11,638,797     707,998                 12,346,795     3,766,899      August 14, 1992  31.5 years
   Arkansas (LTC)        (3)        37,887,832   1,437,249                 39,325,081    12,288,495      August 14, 1992  31.5 years
   Florida (LTC)                     2,000,000                              2,000,000        75,472      August 14, 1992  31.5 years
   Kentucky (LTC)        (3)        14,897,402   1,816,000                 16,713,402     3,808,516         July 1, 1994    33 years
   Ohio (LTC)            (3)         5,854,186                              5,854,186     1,335,054         July 1, 1994    33 years
   Tennessee (LTC)       (2)         9,542,121                              9,542,121     3,035,604      August 14, 1992  31.5 years
   West Virginia (LTC)   (3)         5,283,525     502,338                  5,785,863     1,321,394         July 1, 1994    33 years
                                  -----------------------------------------------------------------
                                    87,103,863   4,463,585                 91,567,448    25,631,434
Alterra Healthcare
 Corporation:
   Colorado (AL)                     2,583,440                              2,583,440       263,874        June 14, 1999    33 years
   Indiana (AL)                      5,446,868                              5,446,868       556,345        June 14, 1999    33 years
   Kansas (AL)                       3,418,670                              3,418,670       349,184        June 14, 1999    33 years
   Ohio (AL)                         3,520,747                              3,520,747       359,610        June 14, 1999    33 years
   Oklahoma (AL)                     3,177,993                              3,177,993       324,601        June 14, 1999    33 years
   Tennessee (AL)                    4,068,652                              4,068,652       415,574        June 14, 1999    33 years
   Washington (AL)                   5,673,693                              5,673,693       579,513        June 14, 1999    33 years
                                  -----------------------------------------------------------------
                                    27,890,063                             27,890,063     2,848,701
Integrated Health
  Services, Inc.:                                                                                  1986
   Washington (LTC)                 10,000,000                             10,000,000     3,116,583    September 1, 1996    20 years

Claremont Health Care
  Holdings, Inc.:                                                                                  1980-1993
   Florida (LTC)                     5,700,000                              5,700,000       814,923     January 13, 1998    33 years
   Florida (LTC)                    20,000,000                             20,000,000     2,738,434       March 31, 1998    33 years
   Illinois (LTC)                   14,700,000                             14,700,000     2,044,456     January 13, 1998    33 years
   New Hampshire (LTC)               5,800,000                              5,800,000       829,220     January 13, 1998    33 years
   Ohio (LTC)                        4,300,000                              4,300,000       614,766     January 13, 1998    33 years
   Ohio (LTC)                       16,000,000                             16,000,000     2,190,748       March 31, 1998    33 years
   Pennsylvania (LTC)               14,400,000                             14,400,000     2,058,752     January 13, 1998    33 years
   Pennsylvania (LTC)                5,500,000                              5,500,000       753,069       March 31, 1998    33 years
                                  -----------------------------------------------------------------
                                    86,400,000                             86,400,000    12,044,368
Alden Management
 Services, Inc.:                                                                                   1978
   Illinois (LTC)                   31,000,000     645,756                 31,645,756     8,436,667   September 30, 1994    30 years

Harborside Healthcare
 Corporation:                                                                                      1995-1998
   Massachusetts (LTC)              30,459,900     665,395   (8,257,521)   22,867,774     2,508,065        July 14, 1999    33 years

Haven Healthcare:                                                                                  1986-1998
   Connecticut (LTC)     (3)        24,183,164     372,599   (2,168,854)   22,386,909     2,274,420        July 14, 1999    33 years

StoneGate Senior Care LP:
   Texas (LTC)                      21,436,143     344,681                 21,780,824     3,317,396    December 31, 1993    39 years

Infinia Properties of
 Arizona, LLC:                                                                                     1998
   Arizona (LTC)                    24,029,032     426,712   (6,603,745)   17,851,999     2,330,553    December 31, 1998    33 years

USA Healthcare, Inc.:                                                                              1974-1997
   Iowa (LTC)                       12,040,044     168,000                 12,208,044     1,779,171      October 7, 1997    33 years
   Iowa (LTC)                        2,670,844                              2,670,844       540,900      August 30, 1996    30 years
                                  -----------------------------------------------------------------
                                    14,710,888     168,000                 14,878,888     2,320,071
Conifer Care
 Communites, Inc.:                                                                                 1974
   Colorado (LTC)                   14,170,968     193,652                 14,364,620     1,644,196    December 31, 1998    33 years

Washington N&R, LLC.:
   Missouri (LTC)        (4)        12,152,174                             12,152,174     1,389,707      January 7, 1999    33 years

Peak Medical of
 Idaho, Inc.:
   Idaho (LTC)           (4)        10,500,000                             10,500,000     1,148,606       March 26, 1999    33 years

HQM of Floyd
 County, Inc.:
   Kentucky (LTC)        (4)        10,250,000                             10,250,000       948,384        June 30, 1997    33 years

Corum Healthcare
 Management, LLC:                                                                                  1984
   Florida (LTC)                     8,150,000         866                  8,150,866     1,788,382   September 13, 1993    39 years

Hickory Creek
 Healthcare
 Foundation:
   Indiana (LTC)                     4,349,076      66,616                  4,415,692       229,005   September 30, 1994    25 years
   Ohio (LTC)                        2,804,347      30,092                  2,834,439       318,358      January 7, 1999    33 years
                                  -----------------------------------------------------------------
                                     7,153,423      96,708                  7,250,131       547,363

Mark Ide, LLC:                                                                                     1986-1994
   Indiana (LTC)                     8,383,671     322,279   (1,820,624)    6,885,326     2,378,832    December 23, 1992  31.5 years

American Senior
 Care Communities:
   Indiana (AL)                      6,194,937                              6,194,937       632,753        June 14, 1999    33 years

Liberty Assisted
 Living Center:
   Florida (AL)                      5,994,730         760                  5,995,490     1,880,697   September 30, 1994    27 years

Nexion                                                                                             1972
   Illinois (LTC)                    1,274,703      33,993   (1,000,000)      308,696       146,449      January 7, 1999    33 years
   Illinois (LTC)                    5,118,775     144,044                  5,262,819       528,827         June 1, 1999    33 years
                                  -----------------------------------------------------------------
                                     6,393,478     178,037   (1,000,000)    5,571,515       675,276
Eldorado Care Center,
 Inc. & Magnolia
 Manor, Inc.:                                                                                      1995-1998
   Illinois (LTC)                    5,100,000                              5,100,000       569,598     February 1, 1999    33 years

LandCastle
 Diversified LLC:                                                                                  1984-1990
   Florida (LTC)                     3,900,000                              3,900,000       129,235      August 14, 1992  31.5 years

Lamar Healthcare, Inc.                                                                             1996
   Texas (LTC)           (4)         2,442,858      97,109                  2,539,967       343,402        March 4, 1998    33 years

Closed Buildings:                                                                                  1991-1997
   Connecticut (LTC)                 4,300,000               (4,050,000)      250,000             -        July 14, 1999    33 years
   Florida (LTC)                     9,000,000               (6,767,704)    2,232,296     1,232,295       March 31, 1998    33 years
   Iowa (LTC)                        2,171,488               (1,871,794)      299,694       299,694      October 7, 1997    33 years
   Massachusetts (LTC)               4,100,000     200,259   (3,253,840)    1,046,419       249,852        July 14, 1999    33 years
   Texas (LTC)                       7,100,000               (6,850,000)      250,000             -      August 30, 1996    30 years
                                  -----------------------------------------------------------------
                                    26,671,488     200,259  (22,793,338)    4,078,409     1,781,841
                                  -----------------------------------------------------------------
                                  $703,655,526  $8,176,398 ($42,644,082) $669,187,842  $117,986,084
                                  =================================================================

(1) The real estate included in this schedule are being used in either the operation of long-term care facilities (LTC), assisted living facilities
     (AL) or rehabilitation hospitals (RH) located in the states indicated, except for those buildings which are designated as "closed".

(2)  Certain  of  the  real  estate   indicated  are  security  for   Industrial
     Development Revenue bonds totaling $7,855,000 at December 31, 2002.

(3) Certain of the real estate indicated are security for the Provident line of credit borrowings totaling $65,000,000 at December 31, 2002.

(4) Certain of the real estate indicated are security for the Fleet line of credit borrowings totaling $112,000,000 at December 31, 2002.

                                                                Year Ended December 31,
(5)                                             2000                     2001                     2002
                                            --------------------------------------------------------------
     Balance at beginning of period         $746,914,941             $710,542,017             $684,848,012
     Additions during period:
         Conversion from mortgage                      -                8,249,076                2,000,000
         Impairment (a)                      (37,456,499)              (8,344,205)             (13,388,521)
         Improvements                          1,302,828                2,418,873                  674,899
         Disposals/other                        (219,253)             (28,017,749)              (4,946,548)
                                            --------------------------------------------------------------
     Balance at close of period             $710,542,017             $684,848,012             $669,187,842
                                            ==============================================================

(a) The variance in impairment in the table shown above relates to assets previously classified as held for sale which were reclassified to owned and operated assets during 2000, impairment on leasehold investments in 2001 and impairment on assets sold in 2002.

(6)                                              2000                     2001                     2002
                                            --------------------------------------------------------------
     Balance at beginning of period         $ 67,929,407             $ 89,869,907             $100,037,825
     Additions during period:
         Provisions for depreciation          21,683,180               20,705,770               20,167,144
         Dispositions/other                      257,320              (10,537,852)              (2,218,885)
                                            --------------------------------------------------------------
     Balance at close of period             $ 89,869,907             $100,037,825             $117,986,084
                                            ==============================================================

The reported amount of our real estate at December 31, 2002 is less than the tax basis of the real estate by approximately $32.1 million.

                     SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                        OMEGA HEALTHCARE INVESTORS, INC.
                                December 31, 2002

                                                                                                                   Principal Amount
                                                                                                         Carrying       of Loans
                                                                                              Face       Amount of     Subject to
                          Interest          Final              Periodic            Prior    Amount of   Mortgages(2)  Delinquent
Description (1)             Rate        Maturity Date       Payment Terms          Liens    Mortgages       (3)         Interest
-----------------------------------------------------------------------------------------------------------------------------------
Michigan
 (9 LTC facilities) and
North Carolina
 (3 LTC facilities)      11.57%       August 31, 2010     Interest payable at      None   $ 59,688,448  $ 59,688,448
                                                          11.57% payable monthly
Florida
 (4 LTC facilities)      11.50%       February 28, 2010   Interest plus $2,800     None     12,891,500    12,748,272
                                                          of principal payable
                                                          monthly
Florida
 (2 LTC facilities)      11.50%       June 4, 2006        Interest plus $2,400     None     11,090,000    10,971,424
                                                          of principal payable
                                                          monthly
Texas
 (3 LTC facilities) 11.00% to 11.50%  2006 to 2011        Interest plus $43,000    None      5,733,104     3,777,503
                                                          of principal payable
                                                          monthly
Indiana
 (16 LTC facilities)      7.62%       October 31, 2004    Interest payable         None     10,500,000    10,111,877
                                                          monthly
Ohio
 (6 LTC facilities)      11.01%       January 1, 2015     Interest plus $53,000    None     18,238,752    15,119,512
                                                          of principal payable
                                                          monthly
Georgia
 (2 LTC facilities)      10.69%       March 13, 2008      Interest payable         None     12,000,000    12,000,000 (4)
                                                          monthly
Florida
 (5 LTC facilities) and
Texas
 (1 LTC facility)        11.55%       December 3, 2003    Interest payable         None     37,500,000    35,571,206 (4)
                                                          monthly
Other Mortgage Notes:
Various              9.00% to 13.00%  2004 to 2011        Interest plus $55,000    None     24,967,095    13,925,838 $11,085,724
                                                          of principal payable            ---------------------------
                                                          monthly                         $192,608,899  $173,914,080
                                                                                          ===========================

(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare, such facilities are located in the states indicated.

(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

                                                                         Year Ended December 31,
(3)                                                         2000                  2001                  2002
                                                        --------------------------------------------------------
Balance at beginning of period                          $213,616,645          $206,709,570          $195,193,424
Deductions during period - Collection of principal        (2,035,825)          (23,956,355)          (14,333,620)
Allowance for loss on mortgage loans                      (4,871,250)                    -            (4,945,724)
Conversion to purchase leaseback/other changes                     -            12,440,209            (2,000,000)
                                                        --------------------------------------------------------
Balance at close of period                              $206,709,570          $195,193,424          $173,914,080
                                                        ========================================================

(4) A mortgagor with a mortgage on six facilities located in Florida and Texas and a mortgage on two facilities located in Georgia filed for Chapter 11 bankruptcy protection in February 2000. In November 2001, the mortgagor informed us that it did not intend to pay future mortgage interest due. In January 2002, the mortgagor resumed making payments to us. Revenue has been recorded as payments were received.

                                INDEX TO EXHIBITS

Exhibit
Number                             Description

3.1 Articles of Incorporation, as amended (Incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended March 31, 1995)

3.2 Articles of Amendment to the Company's Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) of the Company's Form 10-Q for the quarterly period ended June 30, 2002)

3.3 Amended and Restated Bylaws, as amended as of May 2002 (Incorporated by reference to Exhibit 3(ii) to the Company's Form 10-Q/A for the quarterly period ended June 30, 2002)

3.4 Form of Articles Supplementary for Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarterly period ended March 31, 1997)

3.5 Articles Supplementary for Series B Preferred Stock (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated April 27, 1998)

3.6 Articles of Amendment amending and restating the terms of the Company's Series C Convertible Preferred Stock (Incorporated by reference to Exhibit
     4.1 to the Company's Form 8-K dated March 4, 2002)

4.0  See Exhibits 3.1 to 3.6

4.1 Form of Indenture (Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 dated February 3, 1997)

4.2 Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series A Junior Participating Preferred Stock) and Exhibit B thereto (Form of Rights Certificate) (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated April 20, 1999)

4.3 Amendment No. 1, dated May 11, 2000 to Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2000)

4.4 Amendment No. 2 to Rights Agreement between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent (Incorporated by reference to Exhibit F to the Schedule 13D filed by Explorer Holdings, L.P. on October 30, 2001 with respect to the Company)

10.1 Amended and Restated Investment Agreement, by and among Omega Healthcare Investors, Inc. and Explorer Holdings, L.P., dated as of May 11, 2000 (Incorporated by reference to Exhibit A of the Company's Proxy Statement dated June 16, 2000)

10.2 Indemnification Agreement between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P., dated as of July 14, 2000 (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)

10.3 Letter Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group, L.L.C. dated as of June 1, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001)

10.4 Amended and Restated Advisory Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group, L.L.C., dated October 4, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2000)

10.5 Letter Agreement between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. regarding deferral of dividends and waiver of certain provisions of Articles Supplementary pertaining to Series C Preferred Stock (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the quarterly period ended September 30, 2000)

10.6 Investment  Agreement,  dated as of October 30, 2001,  by and between Omega
     Healthcare Investors, Inc. and Explorer Holdings, L.P. (Incorporated by reference to Exhibit A to the Schedule 13D filed by Explorer Holdings, L.P. on October 30, 2001 with respect to the Company)

10.7 Letter Agreement between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. dated January 15, 2002 amending the Investment Agreement dated October 30, 2001 by and between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. (Incorporated by reference to Exhibit 10.44 to the Company's Amendment No. 3 to Form S-11 dated January 18, 2002)

10.8 Amended and Restated Stockholders Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated as of February 21, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 4, 2002)

10.9 Second Amended and Restated Stockholders Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated as of April 30, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002)

10.10 Amended and Restated Registration Rights Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated as of February 21, 2002 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 4, 2002)

10.11 Advisory Letter from the Hampstead Group, L.L.C. to Omega Healthcare Investors, Inc., dated February 21, 2002 (Incorporated by reference to
     Exhibit 10.3 to the Company's Form 8-K dated March 4, 2002)

10.12 Loan Agreement by and among Omega Healthcare Investors, Inc. and certain of its subsidiaries, the banks signatory hereto and Fleet Bank, N.A., as agent for such banks, dated June 15, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)

10.13 Amendment No. 1 to Loan Agreement by and among Omega Healthcare Investors, Inc. and certain of its subsidiaries, the banks signatory hereto and Fleet Bank, N.A., as agent for such banks (Incorporated by reference to Exhibit
     10.11 of the Company's Form 10-K for the year ended December 31, 2000)

10.14 Amendment No. 2 to Loan Agreement by and among Omega Healthcare Investors, Inc. and certain of its subsidiaries, the banks signatory hereto and Fleet Bank, N.A., as agent for such banks (Incorporated by reference to Exhibit
     10.12 of the Company's Form 10-K for the year ended December 31, 2000)

10.15 Amendment No.3 to Loan Agreement by and among Omega Healthcare Investors, Inc. and certain of its subsidiaries, the banks signatory hereto and Fleet Bank, N.A., as agent for such banks (Incorporated by reference to Exhibit
     10.13 of the Company's Form 10-K for the year ended December 31, 2000)

10.16 Amendment No.4 to Loan Agreement by and among Omega Healthcare Investors, Inc. and certain of its subsidiaries, the banks signatory hereto and Fleet Bank, N.A., as agent for such banks (Incorporated by reference to Exhibit
     10.42 of the Company's Amendment No. 2 to Form S-11 dated January 11, 2002)

10.17 Loan Agreement by and among Omega Healthcare Investors, Inc., Sterling Acquisition Corp. and Delta Investors I, LLC, The Provident Bank, Agent and Various Lenders Described Herein, dated August 16, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2000)

10.18 Amendment No.1 to Loan Agreement by and among Omega Healthcare Investors, Inc., Sterling Acquisition Corp. and Delta Investors I, LLC, The Provident Bank, Agent and Various Lenders Described Herein (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31,
     2000)

10.19 Amendment No.2 to Loan Agreement by and among Omega Healthcare Investors, Inc., Sterling Acquisition Corp. and Delta Investors I, LLC, The Provident Bank, Agent and Various Lenders Described Herein (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31,
     2000)

10.20 Amendment No.3 to Loan Agreement by and among Omega Healthcare Investors, Inc., Sterling Acquisition Corp. and Delta Investors I, LLC, The Provident Bank, Agent and Various Lenders Described Herein (Incorporated by reference to Exhibit 10.43 to the Company's Amendment No. 2 to Form S-11 dated January 11, 2002)

10.21 Amendment No.4 to Loan Agreement by and among Omega Healthcare Investors, Inc., Sterling Acquisition Corp. and Delta Investors I, LLC, The Provident Bank, Agent and Various Lenders Described Herein, dated April 1, 2002*

10.22 Settlement and Restructuring Agreement by and among Omega Healthcare Investors, Inc. and Sterling Acquisition Corp, and Advocat, Inc., Diversicare Leasing Corp., Sterling Health Care Management Inc., Diversicare Management Services Co. and Advocat Finance, Inc. dated October 1, 2000 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 2000)

10.23 Consolidated Amended and Restated Master Lease by and among Sterling Acquisition Corp. and Diversicare Leasing Corporation, effective October 1, 2000 and dated November 8, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30,
     2000)

10.24 Amended and Restated Secured Promissory Note between Omega Healthcare Investors, Inc. and Professional Health Care Management, Inc. dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.6 to the Company's 10-Q for the quarterly period ended September 30, 2001)

10.25 Settlement Agreement between Omega Healthcare Investors, Inc. Professional Health Care Management, Inc., Living Centers - PHCM, Inc. GranCare, Inc., and Mariner Post-Acute Network, Inc. dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.7 to the Company's 10-Q for the quarterly period ended September 30, 2001)

10.26 Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)

10.27 1993 Deferred Compensation Plan, effective March 2, 1993 (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1992)**

10.28 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)**

10.29 Amendment  to 2000 Stock Incentive  Plan  (Incorporated  by  reference  to
     Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)**

10.30 Employment Agreement between Omega Healthcare Investors, Inc. and C. Taylor Pickett, dated June 12, 2001 (Incorporated by reference to Exhibit
     10.2 to the  Company's  Form 10-Q for the  quarterly  period ended June 30,
     2001)**

10.31 Employment Agreement between Omega Healthcare Investors, Inc. and R. Lee Crabill, Jr., dated July 30, 2001 (Incorporated by reference to Exhibit
     10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2001)**

10.32 Employment Agreement between Omega Healthcare  Investors,  Inc. and Robert
     O. Stephenson,  dated August 30, 2001 (Incorporated by reference to Exhibit
     10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2001)**

10.33 Employment Agreement between Omega Healthcare  Investors,  Inc. and Daniel
     J. Booth, dated October 15, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30,
     2001)**

21   Subsidiaries of the Registrant*

23   Consent of Ernst & Young LLP*

99.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002*

99.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002*

---------
* Exhibits which are filed herewith.
** Management contract or compensatory plan, contract or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OMEGA HEALTHCARE INVESTORS, INC.

                                         By:  /s/ ROBERT O. STEPHENSON
                                              ---------------------------
                                                  Robert O. Stephenson
                                                  Chief Financial Officer

Dated:  March 3, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

      Signatures                        Title                    Date
      ----------                        -----                    ----
PRINCIPAL EXECUTIVE OFFICER

/s/ C. TAYLOR PICKETT            Chief Executive Officer     March 3, 2003
----------------------
    C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ ROBERT O. STEPHENSON         Chief Financial Officer     March 3, 2003
------------------------
    Robert O. Stephenson


      DIRECTORS

/s/ DANIEL A. DECKER             Chairman of the Board       March 3, 2003
--------------------
    Daniel A. Decker

/s/ THOMAS W. ERICKSON           Director                    March 3, 2003
----------------------
    Thomas W. Erickson

/s/ THOMAS F. FRANKE             Director                    March 3, 2003
--------------------
    Thomas F. Franke

/s/ HAROLD J. KLOOSTERMAN        Director                    March 3, 2003
-------------------------
    Harold J. Kloosterman

/s/ BERNARD J. KORMAN            Director                    March 3, 2003
---------------------
    Bernard J. Korman

/s/ EDWARD LOWENTHAL             Director                    March 3, 2003
--------------------
    Edward Lowenthal

/s/ CHRISTOPHER W. MAHOWALD      Director                    March 3, 2003
---------------------------
    Christopher W. Mahowald

/s/ DONALD J. MCNAMARA           Director                    March 3, 2003
----------------------
    Donald J. McNamara

/s/ C. TAYLOR PICKETT            Director                    March 3, 2003
----------------------
    C. Taylor Pickett

/s/ STEPHEN D. PLAVIN            Director                    March 3, 2003
---------------------
    Stephen D. Plavin

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, C. Taylor Pickett, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Omega Healthcare Investors, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003



                                                 /s/ C. TAYLOR PICKETT
                                                 ----------------------------
                                                     C. Taylor Pickett
                                                     Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Robert O. Stephenson, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Omega Healthcare Investors, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003



                                                 /s/ ROBERT O. STEPHENSON
                                                 --------------------------
                                                     Robert O. Stephenson
                                                     Chief Financial Officer