Form 10-Q
period 2003-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2003-05-09
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                                       or
 ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                                     No
    -----                                      -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of ther Exchange Act).

Yes   X                                     No
    -----                                      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003.

   Common Stock, $.10 par value                               37,149,445
             (Class)                                     (Number of shares)

                        OMEGA HEALTHCARE INVESTORS, INC.
                                    FORM 10-Q
                                 March 31, 2003

                                      INDEX
                                                                     Page No.
PART I   Financial Information

Item 1.  Consolidated Financial Statements:

         Balance Sheets
             March 31, 2003 (unaudited)
             and December 31, 2002....................................   2

         Statements of Operations (unaudited)
             Three months ended
             March 31, 2003 and 2002..................................   3

         Statements of Cash Flows (unaudited)
             Three months ended
             March 31, 2003 and 2002..................................   4

         Notes to Consolidated Financial Statements
             March 31, 2003 (unaudited)...............................   5

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  25

Item 4.  Controls and Procedures......................................  26

PART II  Other Information

Item 1.  Legal Proceedings............................................  26

Item 2.  Changes in Securities and Use of Proceeds ...................  26

Item 3.  Defaults Upon Senior Securities..............................  26

Item 4.  Submission of Matters to a Vote of Security Holders..........  27

Item 6.  Exhibits and Reports on Form 8-K.............................  27

                         PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                          March 31,         December 31,
                                                                                            2003                2002
                                                                                         -------------------------------
                                                                                         (Unaudited)         (See note)
                                     ASSETS
Real estate properties
   Land and buildings at cost...................................................         $ 713,373            $ 669,188
   Less accumulated depreciation................................................          (123,023)            (117,986)
                                                                                         -------------------------------
      Real estate properties - net..............................................           590,350              551,202
   Mortgage notes receivable - net..............................................           124,667              173,914
                                                                                         -------------------------------
                                                                                           715,017              725,116
Other investments - net.........................................................            40,722               36,887
                                                                                         -------------------------------
                                                                                           755,739              762,003
Assets held for sale - net......................................................             2,324                2,324
                                                                                         -------------------------------
   Total investments............................................................           758,063              764,327
Cash and cash equivalents.......................................................            25,673               15,178
Accounts receivable - net.......................................................             3,769                2,766
Interest rate cap...............................................................             6,634                7,258
Other assets....................................................................             5,970                5,597
Operating assets for owned properties...........................................                 -                8,883
Operating assets and liabilities for owned properties - net.....................               222                    -
                                                                                         -------------------------------
   Total assets.................................................................         $ 800,331            $ 804,009
                                                                                         ===============================

                   LIABILITIES AND STOCKHOLDERS EQUITY
Revolving lines of credit.......................................................         $ 177,000            $ 177,000
Unsecured borrowings............................................................           100,000              100,000
Other long-term borrowings......................................................            29,344               29,462
Accrued expenses and other liabilities..........................................             8,902               13,234
Operating liabilities for owned properties......................................                 -                4,612
                                                                                         -------------------------------
   Total liabilities............................................................           315,246              324,308
                                                                                         -------------------------------

Preferred stock.................................................................           212,342              212,342
Common stock and additional paid-in capital.....................................           484,788              484,766
Cumulative net earnings.........................................................           157,230              151,245
Cumulative dividends paid.......................................................          (365,654)            (365,654)
Unamortized restricted stock awards.............................................              (116)                (116)
Accumulated other comprehensive loss............................................            (3,505)              (2,882)
                                                                                         -------------------------------
   Total stockholders equity....................................................           485,085              479,701
                                                                                         -------------------------------
   Total liabilities and stockholders equity....................................         $ 800,331            $ 804,009
                                                                                         ===============================

Note - The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (In thousands, except per share amounts)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2003            2002
                                                                                     --------------------------
Revenues
   Rental income................................................................      $ 16,674        $ 15,431
   Mortgage interest income.....................................................         4,392           5,412
   Other investment income - net................................................           990           1,103
   Nursing home revenues of owned and operated assets...........................             -          21,748
   Litigation settlement........................................................         2,187               -
   Miscellaneous................................................................           321             230
                                                                                     --------------------------
                                                                                        24,564          43,924
Expenses
   Nursing home expenses of owned and operated assets..........................              -          23,700
   Nursing home revenues and expenses of owned and operated assets - net.......          1,333               -
   Depreciation and amortization................................................         5,329           5,326
   Interest.....................................................................         5,112           8,138
   General and administrative...................................................         1,471           1,719
   Legal........................................................................           558             855
   State taxes..................................................................           158             129
   Provision for impairment.....................................................         4,618               -
   Adjustment of derivatives to fair value......................................             -            (400)
                                                                                     --------------------------
                                                                                        18,579          39,467
                                                                                     --------------------------

Net income......................................................................         5,985           4,457
Preferred stock dividends.......................................................        (5,029)         (5,029)
                                                                                     --------------------------
Net income (loss) available to common...........................................      $    956        $   (572)
                                                                                     ==========================

Income (loss) per common share:
   Net income (loss) per share, basic...........................................      $   0.03        $  (0.02)
                                                                                     ==========================
   Net income (loss) per share, diluted.........................................      $   0.03        $  (0.02)
                                                                                     ==========================

Dividends declared and paid per common share....................................      $      -        $      -
                                                                                     ==========================
Weighted-average shares outstanding, basic......................................        37,145          27,421
                                                                                     ==========================
Weighted-average shares outstanding, diluted....................................        37,145          27,421
                                                                                     ==========================

Components of other comprehensive income:
   Unrealized gain on Omega Worldwide, Inc......................................      $      -        $    547
                                                                                     ==========================
   Unrealized (loss) gain on hedging contracts..................................      $   (623)       $    283
                                                                                     ==========================
Total comprehensive income......................................................      $  5,362        $  5,287
                                                                                     ==========================

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2003            2002
                                                                                     --------------------------
Operating activities
   Net income ..................................................................      $  5,985        $  4,457
   Adjustment to reconcile net income to cash provided by operating activities:
      Depreciation and amortization.............................................         5,329           5,326
      Provision for impairment..................................................         4,618               -
      Adjustment of derivatives to fair value...................................             -            (400)
      Other.....................................................................           702             630
Net change in accounts receivable for owned and operated assets - net...........         2,680          (1,398)
Net change in accounts payable for owned and operated assets....................           429          (1,658)
Net change in other owned and operated assets and liabilities...................           940            (192)
Net change in operating assets and liabilities..................................        (6,164)          3,453
                                                                                     --------------------------
Net cash provided by operating activities.......................................        14,519          10,218
                                                                                     --------------------------

Cash flows from financing activities
Proceeds from revolving lines of credit - net...................................             -             387
Proceeds from refinancing - net.................................................             -          13,635
Payments of long-term borrowings................................................          (118)        (35,616)
Receipts from Dividend Reinvestment Plan........................................             -               1
Proceeds from rights offering and private placement - net.......................             -          44,600
Deferred financing costs paid...................................................          (321)         (1,547)
Other...........................................................................             -              23
                                                                                     --------------------------
Net cash (used in) provided by financing activities.............................          (439)         21,483
                                                                                     --------------------------

Cash flow from investing activities
Capital improvements and funding of other investments...........................           (32)           (421)
Disposal of non-real estate assets..............................................             -             (80)
Investments in other assets.....................................................        (4,029)              -
Collection of mortgage principal................................................           476           1,942
                                                                                     --------------------------
Net cash (used in) provided by investing activities.............................        (3,585)          1,441
                                                                                     --------------------------

Increase in cash and cash equivalents...........................................        10,495          33,142
Cash and cash equivalents at beginning of period................................        15,178          11,445
                                                                                     --------------------------
Cash and cash equivalents at end of period......................................      $ 25,673        $ 44,587
                                                                                     ==========================

Interest paid during the period.................................................      $  5,601        $  7,272
                                                                                     ==========================

                 See notes to consolidated financial statements.

                        Omega Healthcare Investors, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

                                 March 31, 2003
Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2002 financial statements for consistency with the presentation adopted for 2003. Such reclassifications have no effect on previously reported earnings or equity.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("FAS 145"), which stipulates that gains and losses from extinguishment of debt generally will not be reported as extraordinary items effective for fiscal years beginning after May 15, 2002. We adopted this standard effective January 1, 2003. FAS 145 also specifies that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Therefore, the $28,000 gain on extinguishment of debt previously reported for the three-month period ended March 31, 2002 has been reclassified to interest expense in our Consolidated Statements of Operations.

     Due to the decrease in size of the owned and operated portfolio (one facility as of March 31, 2003), the operations of such facilities and the net assets employed therein are no longer considered a separate reportable segment. Accordingly, commencing January 1, 2003, the operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a net basis in our Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.

     Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

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

     When we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding and do not immediately sell the properties to new operators, the assets are included on the balance sheet as "real estate properties," and the value of such assets is reported at the lower of cost or fair value. (See Owned and Operated Assets below). Additionally, when a formal plan to sell real estate is adopted and is under contract, the real estate is classified as "Assets Held for Sale," with the net carrying amount adjusted to the lower of cost or fair value, less cost of disposal.

     Upon adoption of Financial Accounting Standards Board ("FASB") 144 as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements. Long-lived assets designated as held for sale prior to January 1, 2002 are subject to FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.

     A summary of the number of properties by category for the quarter ended March 31, 2003 follows:

                                                                                                                 Assets
                                                                                                     Total        Held
                                           Purchase /    Mortgages      Owned &      Closed        Healthcare     for
          Facility Count                   Leaseback     Receivable    Operated     Facilities     Facilities     Sale       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002...........        148           63              3           8            222            4         226
Properties transferred to assets
  held for sale........................          -            -              -           -              -            -           -
Properties closed......................         (1)          (1)            (1)          3              -            -           -
Properties sold/mortgages paid.........          -            -              -           -              -            -           -
Transition leasehold interest..........          -            -             (1)          -             (1)           -          (1)
Properties leased /mortgages placed....          -            -              -           -              -            -           -
Properties transferred to
  purchase/leaseback...................          8           (8)             -           -              -            -           -
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2003............        155           54              1          11            221            4         225
====================================================================================================================================

          Investment ($000's)
---------------------------------------
Balance at December 31, 2002...........   $659,538     $173,914       $  5,571     $  4,079       $843,102     $  2,324    $845,426
Properties transferred to assets
  held for sale........................          -            -              -            -              -            -           -
Properties closed......................     (5,900)      (1,200)          (309)       7,409              -            -           -
Properties sold/mortgages paid.........          -            -              -            -              -            -           -
Transition leasehold interest..........          -            -              -            -              -            -           -
Properties leased/mortgages placed.....          -            -              -            -              -            -           -
Properties transferred to
  purchase/leaseback...................     47,571      (47,571)             -            -              -            -           -
Impairment on properties...............          -            -              -       (4,618)        (4,618)           -      (4,618)
Capex and other........................          -         (476)            32            -           (444)           -        (444)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2003............   $701,209     $124,667       $  5,294     $  6,870       $838,040     $  2,324    $840,364
====================================================================================================================================

Purchase/Leaseback

     During the three-month period ended March 31, 2003, we successfully re-leased nine facilities formerly operated by Integrated Health Services, Inc. ("IHS"). Accordingly, eight skilled nursing facilities ("SNFs"), which we held mortgages on, and one SNF, which we leased to IHS, have been re-leased to various unaffiliated third parties. Titles to the eight properties, which we held mortgages on, have been transferred to wholly-owned subsidiaries of ours by Deeds in Lieu of Foreclosure.

     Specifically, during the quarter ended March 31, 2003, we leased nine SNFs to four unaffiliated third-party operators as part of four separate transactions. Each of the nine facilities had formerly been operated by subsidiaries of IHS. The four transactions included: (i) a Master Lease of five SNFs in Florida representing 600 beds to affiliates of Seacrest Healthcare Management, LLC, which lease has a ten-year term and has an initial annual rent of $2.5 million; (ii) a month-to-month lease (following a minimum four-month term) on two SNFs in Georgia representing 304 beds to subsidiaries of Triad Health Management of Georgia, LLC, which lease provides for annualized rent of $0.7 million - the month-to-month structure results from Georgia Medicaid rate cuts (effective February 1, 2003) and the potential for future Georgia reimbursement changes; (iii) a lease of one SNF in Texas, representing 130 beds, to an affiliate of Senior Management Services of America, Inc., which lease has a ten-year term and has various rent step-ups, reaching $384,000 by year three, thereafter, increasing by the lesser of CPI or 2.5%; and (iv) re-leased one 159-bed SNF, located in the state of Washington to a subsidiary of Sun Healthcare Group, Inc. ("Sun"), with an initial lease term of eight years and initial annual rent of $0.5 million.

     In an unrelated transaction, we recorded a provision for impairment of $4.6 million associated with one closed facility, located in the state of Washington, previously leased to a subsidiary of Sun as part of a Master Lease. We intend to sell this closed facility as soon as practicable; however, there can be no assurance if, or when, this sale will be completed.

     Also during the first quarter of 2003, we completed a restructured transaction with Claremont Health Care Holdings, Inc. (formerly Lyric Health Care, LLC) whereby nine facilities formerly leased under two Master Leases were combined into one new ten-year Master Lease. Annual rent under the new lease is $6.0 million, the same amount of rent recognized in 2002 for these properties.

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

     During the three months ended March 31, 2003, titles to eight facilities were transferred to us as discussed above (see Purchase/Leaseback). In addition, in an unrelated transaction with IHS, we received title to one closed property by Deed in Lieu of Foreclosure, which we held the mortgage on. This facility has been transferred to closed facilities and is included in our Consolidated Balance Sheet under "Land and buildings at cost." We intend to sell this closed facility as soon as practicable; however, there can be no assurance if, or when, this sale will be completed.

     No provision for loss on mortgages or notes receivable was recorded during the three-month periods ended March 31, 2003 and 2002, respectively.

Owned and Operated Assets

     At March 31, 2003, we own one, 128-bed facility that was previously recovered from a customer and is operated for our own account.

     During the three months ended March 31, 2003, we bought out a leasehold interest in one Indiana facility for $0.5 million. In addition, we closed one Illinois facility, which was previously classified as an owned and operated asset. This facility has been transferred to closed facilities and is included in our Consolidated Balance Sheet under "Land and buildings at cost." We intend to sell this closed facility as soon as practicable; however, there can be no assurance if or when this sale will be completed.

     We intend to operate the remaining owned and operated asset for our own account until we are able to re-lease, sell or close the facility. The facility and its respective operations are presented on a consolidated basis in our financial statements.

     Nursing home revenues, nursing home expenses, assets and liabilities included in our consolidated financial statements which relate to such owned and operated asset are set forth in the tables below. Nursing home revenues from this owned and operated asset are recognized as services are provided. The amounts shown in the consolidated financial statements are not comparable, as the number of owned and operated facilities and the timing of the foreclosures and re-leasing activities have occurred at different times during the periods presented. For 2003, nursing home revenues, nursing home expenses, operating assets and operating liabilities for our owned and operated properties are shown on a net basis on the face of our consolidated financial statements. For 2002, nursing home revenues, nursing home expenses ,operating assets and operating liabilities for our owned and operated properties are shown on a gross basis on the face of our consolidated financial statements.

     Nursing home revenues and nursing home expenses in our consolidated financial statements which relate to our owned and operated assets are as follows:

                                                   Three Months Ended
                                                        March 31,
                                                 --------------------------
                                                    2003            2002
                                                 --------------------------
                                                       (In thousands)
Nursing home revenues (1)
Medicaid......................................    $   855         $13,503
Medicare......................................        272           4,257
Private & other...............................        412           3,988
                                                 --------------------------
  Total nursing home revenues (2).............      1,539          21,748
                                                 --------------------------

Nursing home expenses
Patient care expenses.........................        866          15,278
Administration................................      1,111           4,502
Property & related............................        209           1,592
Leasehold buyout expense......................        582               -
Management fees...............................         76           1,200
Rent..........................................         28           1,128
                                                 --------------------------
  Total nursing home expenses (2).............      2,872          23,700
                                                 --------------------------
Nursing home revenues and expenses of owned
  and operated assets - net (2)...............    $(1,333)        $     -
                                                 ==========================

(1) Nursing home revenues from these owned and operated assets are recognized as services are provided.

(2) Nursing home revenues and expenses of owned and operated assets for the three months ended March 31, 2003 are shown on a net basis on the face of our Consolidated Statements of Operations and are shown on a gross basis for the three months ended March 31, 2002.

     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $11.3 million at March 31, 2003 and $6.9 million at March 31, 2002.

                                                          March 31,
                                                 -------------------------
                                                    2003            2002
                                                 -------------------------
                                                       (In thousands)

Beginning balance.............................    $12,171         $ 8,335
Provision charged/(recovery)..................          -            (750)
Provision applied.............................       (829)           (667)
                                                 -------------------------
Ending balance................................    $11,342         $ 6,918
                                                 =========================

     The table below reconciles reported revenues and expenses to revenues and expenses excluding nursing home revenues and expenses of owned and operated assets. Nursing home revenues and expenses of owned and operated assets for the three-month period ended March 31, 2003 are shown on a net basis on the face of our Consolidated Statements of Operations and are shown on a gross basis for the three-month period ended March 31, 2002. Since nursing home revenues are not included in reported revenues for the three-month period ended March 31, 2003, no adjustment is necessary to exclude nursing home revenues.


                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2003            2002
                                                 ------------------------
                                                       (In thousands)

Total revenues................................    $24,564         $43,924
  Nursing home revenues of owned and
    operated assets...........................          -          21,748
                                                 ------------------------
    Revenues excluding nursing home revenues
      of owned and operated assets............    $24,564         $22,176
                                                 ========================

Total expenses................................    $18,579         $39,467
  Nursing home expenses of owned and
    operated assets...........................          -          23,700
  Nursing home revenues and expenses of
    owned and operated assets - net...........      1,333               -
                                                 ------------------------
    Expenses excluding nursing home expenses
      of owned and operated assets............    $17,246         $15,767
                                                 ========================


     The assets and liabilities in our consolidated financial statements which relate to our owned and operated assets are as follows:

                                                  March 31,    December 31,
                                                    2003            2002
                                                 --------------------------
                                                       (In thousands)
                           ASSETS
Cash .........................................    $   562         $   838
Accounts receivable - net (1).................      4,810           7,491
Other current assets (1)......................        277           1,207
                                                 --------------------------
   Total current assets.......................      5,649           9,536
                                                 --------------------------
Investment in leasehold - net (1).............          -             185
                                                 --------------------------
Land and buildings............................      5,294           5,571
Less accumulated depreciation.................       (567)           (675)
                                                 --------------------------
Land and buildings - net......................      4,727           4,896
                                                 --------------------------
Assets held for sale - net....................          -           2,324
                                                 --------------------------
   Total assets...............................    $10,376         $16,941
                                                 ==========================

                         LIABILITIES
Accounts payable..............................    $   818         $   389
Other current liabilities.....................      4,047           4,223
                                                 --------------------------
   Total current liabilities..................      4,865           4,612
                                                 --------------------------
Total liabilities (1).........................    $ 4,865         $ 4,612
                                                 ==========================

Operating assets and liabilities for owned
  properties - net (1)........................    $   222         $     -
                                                 ==========================

(1) Operating assets and liabilities for owned properties as of March 31, 2003 are shown on a net basis on the face of our Consolidated Balance Sheet and are shown on a gross basis as of December 31, 2002.

Closed Facilities

     During the quarter ended March 31, 2003, three facilities were transferred to closed facilities. One facility was transferred from purchase leaseback and a non-cash impairment of $4.6 million was recorded to reduce the value of the investment to fair value. Another facility was transferred from mortgage notes receivable after we received a Deed in Lieu of Foreclosure. Finally, we transferred one facility from our owned and operated portfolio into closed facilities. At this time it was determined that no provisions for impairments were needed on the latter two investments. We intend to sell the facilities as soon as practicable. There can be no assurance if, or when, such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets.

     At March 31, 2003, there are 11 closed properties that are not currently under contract for sale. These properties are included in "Land and buildings at cost" in our Consolidated Balance Sheet.

Assets Held for Sale

     At March 31, 2003, the carrying value of four assets held for sale totaled $2.3 million (net of impairment reserves of $2.8 million). There can be no assurance if, or when, such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets.

     There were no sales or transfers of real estate assets held for sale during the quarter ended March 31, 2003. During the three months ended March 31, 2002, we realized gross disposition proceeds of $80,000 associated with the sale of beds from two facilities. These beds were part of the facilities that were classified as assets held for sale during 2001. Accordingly, they are subject to FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed.

Note C - Concentration of Risk and Related Issues

     As of March 31, 2003, our portfolio of domestic investments consisted of 221 healthcare facilities, located in 28 states and operated by 35 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled $843.0 million at March 31 2003, with 97.2% of our real estate investments related to long-term care facilities. This portfolio is made up of 153 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate, and convertible participating mortgages on 54 long-term healthcare facilities and one long-term healthcare facility that was recovered from a customer and is currently operated through a third-party management contract for our own account and 11 long-term healthcare facilities that were recovered from customers and are currently closed. At March 31, 2003, we also held miscellaneous investments and assets held for sale of approximately $43.0 million, including $16.8 million related to a non-healthcare facility leased by the United States Postal Service, a $1.3 million investment in Principal Healthcare Finance Trust and $15.5 million of notes receivable, net of allowance.

     Approximately 49.5% of our real estate investments are operated by four public companies, including Sun Healthcare Group, Inc. (26.5%), Advocat, Inc. ("Advocat") (12.6%), Mariner Post-Acute Network ("Mariner") (7.1%), and Alterra Healthcare Corporation ("Alterra") (3.3%). The three largest private operators represent 10.3%, 4.0% and 3.8%, respectively, of our investments. No other operator represents more than 2.7% of our investments. The three states in which we have our highest concentration of investments are Florida (16.1%), California (7.9%) and Illinois (7.8%).

Government  Healthcare  Regulation,  Reimbursements  and Industry  Concentration
Risks

     Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as the facility owned and operated for our own account, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and subject to frequent and substantial change. The Balanced Budget Act of 1997 ("Balanced Budget Act") significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities shifted from payments based on reimbursable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, skilled nursing facilities are paid on a per diem prospective case-mix adjusted payment basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue it derives from Medicare patients. Long-term care facilities have had to attempt to restructure their operations to operate profitably under the new Medicare prospective payment system reimbursement policies.

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

     The Benefits Improvement and Protection Act of 2000 ("Benefits Improvement and Protection Act") included a 16.7% increase in the nursing component of the case-mix adjusted federal periodic payment rate and a 6.7% increase in the 14 RUG payments for rehabilitation therapy services. The 16.7% increase was implemented in April 2000 and expired October 1, 2002. The 6.7% increase is an adjustment to the 20% increase granted in the Balance Budget Relief Act and spreads the funds directed at three of those 15 RUGs to an additional 11 rehabilitation RUGs. The increase was implemented in April 2001 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system.

     In addition to the expiration of the 4% increase implemented in the Balance Budget Relief Act and the 16.7% increase implemented in the Benefits Improvement and Protection Act, Medicare reimbursement could be further reduced when the Centers for Medicare & Medicaid Services ("CMS") completes its RUG refinement due to the termination of the 20% and 6.7% increases. However, the Medicare Payment Advisory Commission has recommended that the 20% and 6.7% increases be folded into the base rate upon the completion of the RUG refinement. The partial expiration of the increases under these statutes as of October 1, 2002 has had an adverse impact on the revenues of the operators of nursing facilities and has negatively impacted some operators' ability to satisfy their monthly lease or debt payments to us. Recently, CMS announced a delay in the implementation of further refinements in reimbursement rates until October 1, 2004, at the earliest. Because the revised reimbursement rates have not yet been published, it is unclear what effect they will have on us, or if the add-on payments included in the second part of the mitigating legislation will be included in these new rates.

     Due to the temporary nature of the remaining payment increases, we cannot be assured that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot be assured that there will be any future legislation to increase payment rates for skilled nursing facilities. If payment rates for skilled nursing facilities are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

     Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of its citizens. The Balanced Budget Act repealed the federal payment standard, also known as the Boren Amendment, for hospitals and nursing facilities under Medicaid, increasing states' discretion over the administration of Medicaid programs. A number of states have adopted or are considering reductions in their Medicaid expenditures which could result in decreased revenues for our lessees and mortgagors.

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

Risks Related to Owned and Operated Assets

     As a consequence of the financial difficulties encountered by a number of our operators, over the last several years we have recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. We are typically required to hold applicable licenses and are responsible for the regulatory compliance at our owned and operated facilities. At March 31, 2003, we had one facility, managed under a third party management agreement, classified as owned and operated. Our management contract with this third-party operator provides that the third-party operator is responsible for regulatory compliance, but we could be sanctioned for violation of regulatory requirements. In general, the risks of third-party claims such as patient care and personal injury claims are higher with respect to our owned and operated property as compared with our leased and mortgaged assets.

     We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The lawsuits are in various stages of discovery and we are unable to predict the likely outcome at this time. We continue to vigorously defend these claims and pursue all rights we may have against the managers of the facilities, under the terms of the management agreements. We have insured these matters, subject to self-insured retentions of various amounts.

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

     On February 1, 2001, we announced the suspension of all common and preferred dividends. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. Due to our 2002 taxable loss, no distribution was necessary to maintain our REIT status for 2002. Net operating loss carryforwards through 2002 of approximately $24.0 million are available to help offset taxable income. In addition, we intend to make the necessary distributions, if any, to satisfy the 2003 REIT requirements. The accumulated and unpaid dividends relating to all series of preferred stocks total $45.1 million as of March 31, 2003. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

     No common cash dividends were paid during 2002 and 2001. We can give no assurance as to if, or when, the dividends will be reinstated on the preferred stock or common stock, or the amount of the dividends if and when such payments are recommenced.

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

     Since dividends on the Series A and Series B preferred stock have been in arrears for more than 18 months, the holders of the Series A and Series B preferred stock (voting together as a single class) continue to have the right to elect two additional directors to our Board of Directors in accordance with the terms of the Series A and Series B preferred stock and our Bylaws. Explorer, the sole holder of the Series C preferred stock, also has the right to elect two other additional directors to our Board of Directors in accordance with the terms of the Series C preferred stock and our Bylaws. Explorer, without waiving its rights under the terms of the Series C preferred stock or the Stockholders Agreement, has advised us that it is not currently seeking the election of the two additional directors resulting from the Series C dividend arrearage unless the holders of the Series A and Series B preferred stock seek to elect additional directors, but has fully reserved its rights.

Note E - Earnings Per Share

     The computation of basic earnings per share is determined based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and the assumed conversion of the Series C preferred stock.

Note F - Stock-Based Compensation

     We account for stock options using the intrinsic value method as defined by APB 25, Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan ("Incentive Plan"), we reserved 3,500,000 shares of common stock for grants to be issued during a period of up to ten years. Options are exercisable at the market price at the date of grant, expire five years after date of grant for over 10% owners and ten years from the date of grant for less than 10% owners. Directors' shares vest over three years while other grants vest over five years or as defined in an employee's contract. Directors, officers and employees are eligible to participate in the Incentive Plan. At March 31, 2003, there were 2,374,501 outstanding options granted to 19 eligible participants. Additionally, 327,121 shares of restricted stock have been granted under the provisions of the Incentive Plan. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of stockholders equity. Unearned compensation is amortized to expense generally over the vesting period.

     Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was effective
January 1, 2003, requires certain disclosures related to our stock-based compensation arrangements. The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to our stock-based compensation.

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2003            2002
                                                 ------------------------
                                                  (In thousands, except
                                                    per share amounts)

Net income (loss ) available to common........    $ 956          $ (572)
Add:  Stock-based compensation expense
      included in net income (loss) available
      to common...............................        -               -
                                                 -----------------------
                                                    956            (572)
Less: Stock-based compensation expense
      determined under the fair value based
      method for all awards...................       66             171
                                                 -----------------------
Pro forma net income (loss) available
  to common...................................    $ 890          $ (743)
                                                 =======================
Earnings per share:
Basic, as reported............................    $0.03          $(0.02)
                                                 =======================
Basic, pro forma..............................    $0.02          $(0.03)
                                                 =======================
Diluted, as reported..........................    $0.03          $(0.02)
                                                 =======================
Diluted, pro forma............................    $0.02          $(0.03)
                                                 =======================

     At March 31, 2003, options currently exercisable (313,154) have a weighted-average exercise price of $5.238, with exercise prices ranging from $2.15 to $37.20. There are 618,489 shares available for future grants as of March 31, 2003.

     The following is a summary of first quarter 2003 activity under the plan.

                                                    Stock Options
                                     -------------------------------------------
                                                                     Weighted-
                                      Number of                      Average
                                        Shares    Exercise Price      Price
--------------------------------------------------------------------------------
Outstanding at December 31, 2002...   2,374,501   $2.150 - $37.205    $3.150
  Granted during 2003..............           -          -                 -
  Canceled.........................           -          -                 -
--------------------------------------------------------------------------------
Outstanding at March 31, 2003......   2,374,501   $2.150 - $37.205    $3.150
================================================================================

Note G - Litigation

     We are subject to various legal proceedings, claims and other actions arising out of the normal course of business. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations. (See Note C - Concentration of Risk and Related Issues; Risks Related to Owned and Operated Assets).

     On June 21, 2000, we were named as a defendant in certain litigation brought against us in the U.S. District Court for the Eastern District of Michigan, Detroit Division, by Madison/OHI Liquidity Investors, LLC ("Madison"), for the breach and/or anticipatory breach of a revolving loan commitment. Ronald
M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Effective as of September 30, 2002 the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million consisting of a $0.4 million cash payment for our attorneys' fees, with the balance evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. Accordingly, a reserve of $1.25 million was recorded in 2002 relating to this note. As of March 31, 2003, the principal balance on this note was $2.2 million prior to reserves.

     In 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain Uniform Commercial Code ("UCC") financing statements in our favor. We filed a subsequent suit seeking recovery under title insurance policies written by the title company. The defendants denied the allegations made in the lawsuits. In settlement of our claims against the defendants, we agreed in the first quarter of 2003 to accept a lump sum cash payment of $3.2 million. The cash proceeds were offset by related expenses incurred of $1.0 million resulting in a net gain of $2.2 million.

     We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The lawsuits are in various stages of discovery and we are unable to predict the likely outcome at this time. We continue to vigorously defend these claims and pursue all rights we may have against the managers of the facilities, under the terms of the management agreements. We have insured these matters, subject to self-insured retentions of various amounts.

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

     Our $160.0 million secured revolving line of credit facility expires on December 31, 2003. Borrowings under this facility bear interest at 2.50% to 3.25% over London Interbank Offered Rate ("LIBOR") through December 31, 2002 and 3.00% to 3.25% over LIBOR after December 31, 2002. Borrowings of $112.0 million were outstanding as of March 31, 2003. Additionally, $12.5 million of letters of credit were outstanding against this credit facility at March 31, 2003. These letters of credit were collateral for certain long-term borrowings and supported insurance programs associated with our owned and operated assets. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 4.36% at March 31, 2003. Cost for the letters of credit range from 2.50% to 3.25%, based on our leverage ratio. Real estate investments with a gross book value of approximately $238.8 million are pledged as collateral for this revolving line of credit facility at March 31, 2003.

     Our $65.0 million line of credit facility expires on June 30, 2005. Borrowings under this facility bear interest at 2.50% and 3.75% over LIBOR, based on our leverage ratio and collateral assignment. Borrowings of $65.0 million were outstanding at March 31, 2003. LIBOR-based borrowings under this facility bear interest at a weighted-average rate of 4.59% at March 31, 2003. Real estate investments with a gross book value of approximately $117.1 million are pledged as collateral for this revolving line of credit facility at March 31, 2003.

     At March 31, 2003, we had $177.0 million of LIBOR-based borrowings outstanding and $12.5 million of letters of credit outstanding, leaving availability of $35.5 million.

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

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 2000. We adopted the new Statement effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in Other Comprehensive Income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated Other Comprehensive Income. On March 31, 2003, the derivative instrument was reported at its fair value of $6.6 million as compared to its fair value at December 31, 2002 of $7.3 million. An adjustment of $0.6 million to Other Comprehensive Income was made for the change in fair value of this cap during the quarter ended March 31, 2003. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the twelve months ending December 31, 2003, $0.1 million is expected to be amortized.

Note J - Subsequent Events

     Sun Healthcare Group, Inc. During the first quarter of 2003, Sun remitted rent of $5.0 million versus the contractual amount of $6.4 million. We agreed with Sun to use letters of credit (posted by Sun as security deposits) in the amount of $1.4 million to make up the difference in rent and agreed to temporarily forebear in declaring a default under the lease caused by Sun's failure to restore the $1.4 million letter of credit.

     Also, during the quarter, Sun announced "that it has opened dialogue with many of its landlords concerning the portfolio of properties leased to Sun and various of its consolidated subsidiaries (collectively, the 'Company'). The Company is seeking a rent moratorium and/or rent concessions with respect to certain of its facilities and is seeking to transition its operations of certain facilities to new operators while retaining others." To this end, Sun has initiated conversations with us regarding a restructure of our lease. Although it is too early to predict the outcome of these conversations, it is likely that Sun's overall contractual rent will be reduced on certain facilities and that certain other facilities may be transitioned and re-leased to unaffiliated third-party operators. In April and May of 2003, Sun paid $1.3 million and $1.3 million, respectively, versus the monthly contractual rent of $2.2 million. We applied security deposits in the amount of $1.4 million. At the date of this filing, Sun has exhausted its security deposits with us. The accompanying consolidated financial statements do not reflect any adjustments relating to the potential outcome of these matters.

     As of March 31, 2003, we have an original investment balance of $219.0 million relating to the Sun portfolio under agreements providing for annual rental income of $25.1 million in 2002 and $25.7 million in 2003.

     Other Investments. On May 7, 2003, we sold our investment in a Baltimore, Maryland asset, leased by the United States Postal Service, to FL Lajolla, Inc. for approximately $19.6 million. FL Lajolla, Inc. paid us $1.95 million and assumed a first mortgage of approximately $17.6 million. As a result of this transaction, our debt balance is approximately $289 million versus $306 million at March 31, 2003.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains forward-looking statements, including statements regarding potential asset sales, potential future changes in reimbursement, the future effect of the "Medicare cliff" on our operators and plans to refinance or extend our upcoming debt maturity. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things: (i) those items discussed in Item 1 above; (ii) regulatory changes in the healthcare sector, including without limitation, changes in Medicare reimbursement; (iii) changes in the financial position of our operators; (iv) the ability of operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages, and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor's obligations; (v) our ability to dispose of assets held for sale on a timely basis and at appropriate prices; (vi) uncertainties relating to the operation of our owned and operated assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels; (vii) our ability to manage, re-lease or sell owned and operated assets; (viii) the availability and cost of capital; and (ix) competition in the financing of healthcare facilities.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

     Owned and Operated Assets and Assets Held for Sale. When we acquire real estate pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and is recorded at the lower of cost or fair value and is included in real estate properties on our Consolidated Balance Sheet. For 2003, operating assets and operating liabilities for our owned and operated properties are shown on a net basis on the face of our Consolidated Balance Sheet. For 2002, operating assets and operating liabilities for our owned and operated properties are shown on a gross basis on the face of our Consolidated Balance Sheet and are detailed in Note B - Properties; Owned and Operated Assets. The consolidation in 2003 is due to the decrease in the size of the owned and operated portfolio (currently one facility).

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

     Accounts Receivable - Owned and Operated Assets. Accounts receivable from owned and operated assets consist of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items.

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

     Nursing home revenues from owned and operated assets (primarily Medicare, Medicaid and other third-party insurance) are recognized as patient services are provided.

Results of Operations

     The following is a discussion of our consolidated results of operations, financial position and liquidity and capital resources which should be read in conjunction with the consolidated financial statements and accompanying notes. (See Note B - Properties and Note C - Concentration of Risk and Related Issues).

     Revenues for the three-month period ended March 31, 2003 totaled $24.6 million, a decrease of $19.4 million as compared to the same period in 2002. When excluding nursing home revenues of owned and operated assets, revenues increased $2.4 million versus the three-month period ended March 31, 2002. The increase was primarily a result of legal settlement.

     Rental income for the three-month period ended March 31, 2003 was $16.7 million, an increase of $1.3 million over the same period in 2002. The $1.3 million increase for the three-month period is due to $0.8 million relating to contractual increases in rents that became effective in the second half of 2002 and in the first quarter of 2003 and $0.9 million relating to leases on assets previously classified as owned and operated. These increases were partially offset by a $0.4 million reduction in lease revenue due to foreclosures, bankruptcies and restructurings.

     Mortgage interest income for the three-month period ended March 31, 2003 totaled $4.4 million, a decrease of $1.0 million as compared to the same period in 2002. The $1.0 million decrease is due to a reduction of interest income due to bankruptcies and restructurings of $0.6 million and mortgage payoffs and normal amortization of $0.4 million.

     In 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain UCC financing statements in our favor. We filed a subsequent suit seeking recovery under title insurance policies written by the title company. The defendants denied the allegations made in the lawsuits. In settlement of our claims against the defendants, we agreed in the first quarter of 2003 to accept a lump sum cash payment of $3.2 million. The cash proceeds were offset by related expenses incurred of $1.0 million resulting in a net gain of $2.2 million.

     Expenses for the three-month period ended March 31, 2003 totaled $18.6 million, a decrease of $20.9 million, from the three-month period ending March 31, 2002. Excluding nursing home expenses of owned and operated assets, expenses were $17.2 million for the three-month period ending March 31, 2003 versus $15.8 million for the same period in 2002. This $1.4 million increase in expenses was a result of a $4.6 million provision for impairment, partially offset by favorable reductions in general and administrative and legal expenses of $0.5 million, interest expense savings of $3.0 million.

     Nursing home expenses, net of nursing home revenues, for owned and operated assets for the three-month period ended March 31, 2003 were $1.3 million compared to $2.0 million for the same period in 2002. This decrease was a result of the decrease in the number of owned and operated facilities from 19 at March 31, 2002 to one at March 31, 2003.

     Interest expense for the three-month period ended March 31, 2003 was $5.1 million compared with $8.1 million for the same period in 2002. This decrease is primarily due to an $85.2 million reduction of total outstanding debt versus the same period in 2002.

     General and administrative and legal expenses for the three-month period ended March 31, 2003, totaled $2.0 million, compared with $2.6 million for the same period in 2002. The decrease is due to a reduction in consulting and legal costs primarily related to the reduction in the number of our owned and operated facilities.

     A provision for impairment of $4.6 million was recorded for the three-month period ended March 31, 2003. The provision was to reduce the carrying value of a closed building to its fair value less costs to dispose. The building is being actively marketed for sale; however, there can be no assurance if, or when, such sale will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the asset.

     Funds from operations ("FFO") for the three-month period ended March 31, 2003, on a fully diluted basis, was $13.5 million, an increase of $6.5 million, as compared to the $7.0 million for the same period in 2002 due to the factors mentioned above. The legal settlement increased FFO by $2.2 million and nursing home revenues and expenses, on a net basis, decreased FFO by $1.3 million. Both the legal settlement and net impact from our owned and operated nursing home assets are included in the $13.5 million of fully diluted FFO. We believe that FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue. We generally use the National Association of Real Estate Investment Trusts' ("NAREIT") measure of FFO. We define FFO as net income available to common stockholders, adjusted for the effects of asset dispositions and impairments and certain non-cash items, primarily depreciation and amortization. FFO herein is not necessarily comparable to FFO presented by other REITs due to the fact that not all REITs use the same definition. Diluted FFO is adjusted for the assumed conversion of Series C preferred stock and the exercise of in-the-money stock options. FFO does not represent cash generated from operating activities in accordance with GAAP, and therefore, should not be considered an alternative to net earnings or an indication of operating performance or to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, and such measure is not necessarily indicative of cash available to fund cash needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income.

     The following table reconciles net income (loss) available to common to FFO.

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2003            2002
                                                 ------------------------
                                                  (In thousands, except
                                                    per share amounts)

Net income (loss) available to common.........    $   956        $  (572)
  Plus impairment charge......................      4,618              -
                                                 ------------------------
    Sub-total.................................      5,574           (572)
  Elimination of non-cash items included in
    net income(loss):
    Depreciation..............................      5,282          5,280
    Amortization..............................         47             46
    Adjustment of derivatives to fair value...          -           (400)
                                                 ------------------------
Funds from operations, basic..................     10,903          4,354
Series C Preferred Dividends..................      2,621          2,621
                                                 ------------------------
Funds from operations, diluted................    $13,524        $ 6,975
                                                 ========================

Weighted-average common shares
  outstanding, basic..........................     37,145         27,421
  Assumed conversion of Series C
    Preferred Stock...........................     16,775         16,775
  Assumed exercise of stock options...........          3          1,057
                                                 ------------------------
Weighted-average common shares
  outstanding, diluted........................     53,923         45,253
                                                 ========================

Funds from operations, basic..................    $  0.29        $  0.16
                                                 ========================
Funds from operations, diluted *..............    $  0.25        $  0.15
                                                 ========================

  *  Lower of basic or diluted FFO per share.

Medicare Developments

     During the years 1999 and 2000, Congress enacted various legislation, which was intended to provide some relief to the extensive Medicare cut-backs resulting from the Balanced Budget Act. The legislation adopted in 1999 and 2000 increased Medicare payments to nursing facilities and specialty care facilities on an interim basis. Section 101 of the Balanced Budget Relief Act included a 20% increase for 15 patient acuity categories (known as RUGs) and a 4% across the board increase of the adjusted federal per diem payment rate. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The 4% increase was implemented in April 2000 and expired October 1, 2002.

     The Benefits Improvement and Protection Act included a 16.7% increase in the nursing component of the case mix adjusted federal periodic payment rate and a 6.7% increase in the 14 RUG payments for rehabilitation therapy services. The 16.7% increase was implemented in April 2000 and expired October 1, 2002. The 6.7% increase is an adjustment to the 20% increase granted in the Balance Budget Relief Act and spreads the funds directed at three of those 15 RUGs to an additional 11 rehabilitation RUGs. The increase was implemented in April 2001 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system.

     In addition to the expiration of the 4% increase implemented in Balance Budget Relief Act and the 16.7% increase implemented in Benefits Improvement and Protection Act, Medicare reimbursement could be further reduced when CMS completes its RUG refinement due to the termination of the 20% and 6.7% increases. However, the Medicare Payment Advisory Commission has recommended that the 20% and 6.7% increases be folded into the base rate upon the completion of the RUG refinement. The partial expiration of the increases under these statutes as of October 1, 2002 has had an adverse impact on the revenues of the operators of nursing facilities and has negatively impacted some operators' ability to satisfy their monthly lease or debt payments to us. Recently, CMS announced a delay in the implementation of further refinements in reimbursement rates until October 1, 2004, at the earliest. Because the revised reimbursement rates have not yet been published, it is unclear what effect they will have on us, or if the add-on payments included in the second part of the mitigating legislation will be included in these new rates.

     Due to the temporary nature of the remaining payment increases, we cannot be assured that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot be assured that there will be any future legislation to increase payment rates for skilled nursing facilities. If payment rates for skilled nursing facilities are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

Portfolio Developments

     The partial expiration of certain Medicare rate increase has had an adverse impact on the revenues of the operators of nursing home facilities and has negatively impacted some operators' ability to satisfy their monthly lease or debt payments to us. In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under Chapter 11 of the Bankruptcy Act. (See Note C - Concentration of Risk and Related Issues).

     Alterra Healthcare Corporation. We currently lease eight assisted living facilities (325 units) located in seven states to subsidiaries of Alterra. In the first quarter of 2003, we were notified by Alterra that it did not intend to pay January rent and that a restructuring of its Master Lease was necessary. Subsequently, Alterra resumed and has continued to pay lease payments to us at an annualized rent of $1.45 million versus the fourth quarter of 2002 annualized contractual rent of approximately $2.6 million. We are currently recognizing revenue on a cash basis.

     Alterra also announced during the first quarter of 2003, that, in order to facilitate and complete its on-going restructuring initiatives, they had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. We are in the process of attempting to negotiate a restructure of the Master Lease. At this time it is too early to predict the outcome of the negotiations, including the ultimate impact of the bankruptcy proceedings or any subsequent developments.

     Claremont Health Care Holdings, Inc. During the first quarter of 2003, we completed a restructured transaction with Claremont Health Care Holdings, Inc. (formerly Lyric Health Care, LLC) whereby nine facilities formerly leased under two Master Leases were combined into one new ten-year Master Lease. Annual rent under the new lease is $6.0 million, the same amount of rent recognized in 2002 for these properties.

     Integrated Health Services, Inc. During the three-month period ended March 31, 2003, we successfully re-leased nine facilities formerly operated by IHS. Accordingly, eight SNFs, which we held mortgages on, and one SNF, which we leased to IHS, have been re-leased to various unaffiliated third parties. Titles to the eight properties, which we held mortgages on, have been transferred to wholly-owned subsidiaries of ours by Deeds in Lieu of Foreclosure.

     Specifically, during the quarter ended March 31, 2003, we leased nine SNFs to four unaffiliated third-party operators as part of four separate transactions. Each of the nine facilities had formerly been operated by subsidiaries of IHS. The four transactions included: (i) a Master Lease of five SNFs in Florida representing 600 beds to affiliates of Seacrest Healthcare Management, LLC, which lease has a ten-year term and has an initial annual rent of $2.5 million; (ii) a month-to-month lease (following a minimum four-month term) on two SNFs in Georgia representing 304 beds to subsidiaries of Triad Health Management of Georgia, LLC, which lease provides for annualized rent of $0.7 million - the month-to-month structure results from Georgia Medicaid rate cuts (effective February 1, 2003) and the potential for future Georgia reimbursement changes; (iii) a lease of one SNF in Texas, representing 130 beds, to an affiliate of Senior Management Services of America, Inc., which lease has a ten-year term and has various rent step-ups, reaching $384,000 by year three, thereafter, increasing by the lesser of CPI or 2.5%; and (iv) re-leased one 159-bed SNF, located in the state of Washington to a subsidiary of Sun, with an initial lease term of eight years and initial annual rent of $0.5 million.

     Closure of these lease transactions terminates substantially all remaining contractual and debt relationships with IHS.

     Sun Healthcare Group, Inc. During the first quarter of 2003, Sun remitted rent of $5.0 million versus the contractual amount of $6.4 million. We have agreed with Sun to use letters of credit (posted by Sun as security deposits) in the amount of $1.4 million to make up the difference in rent and agreed to temporarily forebear in declaring a default under the lease caused by Sun's failure to restore the $1.4 million letter of credit. We hold additional security deposits (in the form of cash and letters of credit) in the amount of $1.4 million as of March 31, 2003.

     Also during the quarter, Sun announced "that it has opened dialogue with many of its landlords concerning the portfolio of properties leased to Sun and various of its consolidated subsidiaries (collectively, the `Company'). The Company is seeking a rent moratorium and/or rent concessions with respect to certain of its facilities and is seeking to transition its operations of certain facilities to new operators while retaining others." To this end, Sun has initiated conversations with us regarding a restructure of our lease. At this stage, it is too early to predict the outcome of these conversations. (See Note J - Subsequent Events).

     In an unrelated transaction during the quarter, we recorded a provision for impairment of $4.6 million associated with one closed facility, located in the state of Washington, previously leased to a subsidiary of Sun as part of the overall Sun Master Lease. We intend to sell this closed facility as soon as practicable; however, there can be no assurance if or when this sale will be completed.

     As of March 31, 2003, we have an original investment balance of $219.0 million relating to the Sun portfolio under agreements providing for annual rental income of $25.1 million in 2002 and $25.7 million in 2003.

Liquidity and Capital Resources

     At March 31, 2003, we had total assets of $800.3 million, stockholders equity of $485.1 million and debt of $306.3 million, representing approximately 38.7% of total capitalization.

Bank Credit Agreements

     We have two secured revolving credit facilities, providing up to $225.0 million of financing. At March 31, 2003, $177.0 million was outstanding and $12.5 million was utilized for the issuance of letters of credit, leaving availability of $35.5 million.

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

Dividends

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

     No preferred or common cash dividends were paid during the first three months ending March 31, 2003 and 2002, respectively. (See Note D - Dividends). We can give no assurance as to when or if the dividends will be reinstated on the preferred stock or common stock, or the amount of the dividends if and when such payments are recommenced. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. Due to our 2002 taxable loss, no distribution was necessary to maintain our REIT status for 2002. We project net operating loss carryforwards through 2002 of approximately $24.0 million help offset taxable income. In addition, we intend to make the necessary distributions, if any, to satisfy the 2003 REIT requirements. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

Liquidity

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

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at March 31, 2003 was $294.8 million. A one-percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $4.1 million.

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

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated Other Comprehensive Income. On March 31, 2003, the derivative instrument was reported at its fair value of $6.6 million as compared to its fair value at December 31, 2002 of $7.3 million. An adjustment of $0.6 million to Other Comprehensive Income was made for the change in fair value of this cap during the quarter ended March 31, 2003. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the twelve months ending December 31, 2003, $0.1 million is expected to be amortized.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note G - Litigation to the Consolidated Financial Statements in PART I,
Item 1 hereto, which is hereby incorporated by reference in response to this item.

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

               The table below sets forth information regarding arrearages in payment of preferred stock dividends:

         -----------------------------------------------------------------------
                                        Annual Dividend     Arrearage as of
              Title of Class               Per Share        March 31, 2003
         -----------------------------------------------------------------------
         9.25% Series A Cumulative
           Preferred Stock                $ 2.3125               $ 11,967,188
         -----------------------------------------------------------------------
         8.625% Series B Cumulative
           Preferred Stock                $ 2.1563               $  9,703,125
         -----------------------------------------------------------------------
         Series C Convertible
           Preferred Stock                $10.0000               $ 23,386,793
         -----------------------------------------------------------------------
         TOTAL                                                   $ 45,057,106
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


Item 4. Submission of Matters to a Vote of Security Holders

     (a)  An Annual Meeting of Stockholders was held on April 3, 2003.

     (b) The following directors were elected at the meeting for a three-year term: Daniel A. Decker, Thomas F. Franke and Bernard J. Korman. The following directors were not elected at the meeting but their term of office continued after the meeting: Thomas W. Erickson, Harold J.
          Kloosterman, Edward Lowenthal, Christopher W. Mahowald, Donald J. McNamara, C. Taylor Pickett, and Stephen D. Plavin. The results of the vote were as follows:

--------------------------------------------------------------------------------
                           Daniel A.          Thomas F.          Bernard J.
Manner of Vote Cast         Decker             Franke            Korman
--------------------------------------------------------------------------------
For*                      51,999,523         52,763,112          52,345,845
--------------------------------------------------------------------------------
Withheld                     993,571            230,252             647,519
--------------------------------------------------------------------------------
Abstentions and broker
  non-votes                        -                  -                   -
--------------------------------------------------------------------------------

     *Includes 16,774,722 votes represented by Series C preferred stock.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - The following Exhibits are filed herewith:

          Exhibit           Description

          99.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

     (b) Reports on Form 8-K - none were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OMEGA HEALTHCARE INVESTORS, INC.
                                                 Registrant


Date:   May 9, 2003                    By:  /s/ C. TAYLOR PICKETT
                                            ------------------------------------
                                                C. Taylor Pickett
                                                Chief Executive Officer

Date:   May 9, 2003                    By:  /s/ ROBERT O. STEPHENSON
                                            ------------------------------------
                                                Robert O. Stephenson
                                                Chief Financial Officer

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

Date:  May 9, 2003

                                            /s/ C. TAYLOR PICKETT
                                            ---------------------------
                                                C. Taylor Pickett
                                                Chief Executive Officer

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

Date:  May 9, 2003

                                            /s/ ROBERT O. STEPHENSON
                                            ----------------------------
                                                Robert O. Stephenson
                                                Chief Financial Officer