Form 10-Q
period 2003-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2003-07-31
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q
(MARK ONE)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
 ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

                      YES   X                             NO
                          -----                              -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                      YES   X                             NO
                          -----                              -----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF JUNE 30, 2003.

     COMMON STOCK, $.10 PAR VALUE                      37,156,554
               (CLASS)                             (NUMBER OF SHARES)

                        OMEGA HEALTHCARE INVESTORS, INC.
                                    FORM 10-Q
                                  JUNE 30, 2003

                                      INDEX
                                                                     Page No.
PART I   Financial Information

Item 1.  Consolidated Financial Statements:

         Balance Sheets
             June 30, 2003 (unaudited)
             and December 31, 2002....................................   2

         Statements of Operations (unaudited)
             Three and six months ended
             June 30, 2003 and 2002...................................   3

         Statements of Cash Flows (unaudited)
             Six months ended
             June 30, 2003 and 2002...................................   4

         Notes to Consolidated Financial Statements
             June 30, 2003 (unaudited)................................   5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  27

Item 4.  Controls and Procedures......................................  28

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................  29

Item 2.  Changes in Securities and Use of Proceeds ...................  29

Item 3.  Defaults Upon Senior Securities..............................  29

Item 4.  Submission of Matters to a Vote of Security Holders..........  30

Item 6.  Exhibits and Reports on Form 8-K.............................  30

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                       OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                           June 30,         December 31,
                                                                                            2003                2002
                                                                                         -------------------------------
                                                                                         (Unaudited)         (See note)
                                     ASSETS
Real estate properties
   Land and buildings at cost...................................................         $ 715,848            $ 669,188
   Less accumulated depreciation................................................          (128,236)            (117,986)
                                                                                         -------------------------------
     Real estate properties - net...............................................           587,612              551,202
   Mortgage notes receivable - net..............................................           120,912              173,914
                                                                                         -------------------------------
                                                                                           708,524              725,116
Other investments - net.........................................................            26,556               36,887
                                                                                         -------------------------------
                                                                                           735,080              762,003
Assets held for sale - net......................................................             2,227                2,324
                                                                                         -------------------------------
   Total investments............................................................           737,307              764,327
Cash and cash equivalents.......................................................            45,485               15,178
Accounts receivable - net.......................................................             2,575                2,766
Interest rate cap...............................................................             4,098                7,258
Other assets....................................................................             8,215                5,597
Operating assets for owned properties...........................................                 -                8,883
                                                                                         -------------------------------
   Total assets.................................................................         $ 797,680            $ 804,009
                                                                                         ===============================

            LIABILITIES AND STOCKHOLDERS EQUITY
Revolving lines of credit.......................................................         $ 187,122            $ 177,000
Unsecured borrowings............................................................           100,000              100,000
Other long-term borrowings......................................................            11,635               29,462
Accrued expenses and other liabilities..........................................             8,788               13,234
Operating liabilities for owned properties......................................                 -                4,612
Operating assets and liabilities for owned properties- net......................               609                    -
                                                                                         -------------------------------
   Total liabilities............................................................           308,154              324,308
                                                                                         -------------------------------

Preferred stock.................................................................           212,342              212,342
Common stock and additional paid-in capital.....................................           484,813              484,766
Cumulative net earnings.........................................................           164,059              151,245
Cumulative dividends paid.......................................................          (365,654)            (365,654)
Unamortized restricted stock awards.............................................                 -                 (116)
Accumulated other comprehensive loss............................................            (6,034)              (2,882)
                                                                                         -------------------------------
   Total stockholders equity....................................................           489,526              479,701
                                                                                         -------------------------------
   Total liabilities and stockholders equity....................................         $ 797,680            $ 804,009
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

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (In thousands, except per share amounts)

                                                                                 Three Months Ended             Six Months Ended
                                                                                      June 30,                     June 30,
                                                                                 2003           2002           2003           2002
                                                                                ---------------------         ---------------------
Revenues
  Rental income.................................................................$ 16,153     $15,666          $ 32,827    $ 31,097
  Mortgage interest income......................................................   3,489       5,186             7,881      10,598
  Other investment income - net.................................................     756       1,056             1,746       2,159
  Nursing home revenues of owned and operated assets............................       -      12,210                 -      33,958
  Litigation settlement.........................................................       -           -             2,187           -
  Miscellaneous.................................................................     391         286               712         516
                                                                                ---------------------         ---------------------
                                                                                  20,789      34,404            45,353      78,328
Expenses
  Nursing home expenses of owned and operated assets............................       -      13,485                 -      37,185
  Nursing home revenues and expenses of owned and operated assets - net.........     105           -             1,438           -
  Depreciation and amortization.................................................   5,404       5,352            10,733      10,678
  Interest......................................................................   7,383       7,187            12,495      15,325
  General and administrative....................................................   1,461       1,770             2,932       3,489
  Legal.........................................................................     784         797             1,342       1,652
  State taxes...................................................................     161          87               319         216
  Provision for impairment......................................................       -       2,483             4,618       2,483
  Provision for uncollectible mortgages, notes and accounts receivable..........       -       3,679                 -       3,679
  Adjustment of derivatives to fair value.......................................       -        (198)                -        (598)
                                                                                ---------------------         ---------------------
                                                                                  15,298      34,642            33,877      74,109
                                                                                ---------------------         ---------------------

Income (loss) before gain (loss) on assets sold.................................   5,491        (238)           11,476       4,219
Gain (loss) on assets sold - net................................................   1,338        (302)            1,338        (302)
                                                                                ---------------------         ---------------------
Net income (loss) ..............................................................   6,829        (540)           12,814       3,917
Preferred stock dividends.......................................................  (5,029)     (5,029)          (10,058)    (10,058)
                                                                                ---------------------         ---------------------
Net income (loss) available to common...........................................$  1,800     $(5,569)         $  2,756    $ (6,141)
                                                                                =====================         =====================

Income (loss) per common share:
  Net income (loss) per share - basic...........................................$   0.05     $ (0.15)         $   0.07    $  (0.19)
                                                                                =====================         =====================
  Net income (loss) per share - diluted.........................................$   0.05     $ (0.15)         $   0.07    $  (0.19)
                                                                                =====================         =====================

Dividends declared and paid per common share....................................$      -     $     -          $      -    $      -
                                                                                =====================         =====================

Weighted-average shares outstanding, basic......................................  37,153      37,129            37,149      32,302
                                                                                =====================         =====================
Weighted-average shares outstanding, diluted....................................  38,212      37,129            38,208      32,302
                                                                                =====================         =====================
Components of other comprehensive income:
  Unrealized gain on Omega Worldwide, Inc.......................................$      -     $    12          $      -    $    558
                                                                                =====================         =====================
  Unrealized (loss) gain on hedging contracts...................................$ (2,529)    $    83          $ (3,152)   $    366
                                                                                =====================         =====================

Total comprehensive income......................................................$  4,300     $  (445)         $  9,662    $  4,841
                                                                                =====================         =====================

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     --------------------------
                                                                                        2003            2002
                                                                                     --------------------------
Operating activities
   Net income ..................................................................      $ 12,814        $  3,917
   Adjustment to reconcile net income to cash provided by operating activities:
     Depreciation and amortization..............................................        10,733          10,678
     Provision for impairment...................................................         4,618           2,483
     Provision for uncollectible mortgages, notes and accounts receivable.......             -           3,679
     (Gain) loss on assets sold - net...........................................        (1,338)            302
     Adjustment of derivatives to fair value....................................             -            (598)
     Other......................................................................         3,807           1,381
Net change in accounts receivable for owned and operated assets - net...........         4,698           5,270
Net change in accounts payable for owned and operated assets....................          (236)         (3,219)
Net change in other owned and operated assets and liabilities...................           418             (93)
Net change in operating assets and liabilities..................................        (4,062)            195
                                                                                     --------------------------
Net cash provided by operating activities.......................................        31,452          23,995
                                                                                     --------------------------
Cash flow from financing activities
Proceeds from new financing - net...............................................       187,122               -
(Payments of) proceeds from credit line borrowings - net........................      (177,000)         14,001
Proceeds from refinancing - net.................................................             -          13,523
Payments of long-term borrowings................................................       (17,827)        (97,591)
Receipts from Dividend Reinvestment Plan........................................             3               3
Proceeds from rights offering and private placement - net.......................             -          44,600
Deferred financing costs paid...................................................        (7,204)         (4,024)
                                                                                     --------------------------
Net cash used in financing activities...........................................       (14,906)        (29,488)
                                                                                     --------------------------
Cash flow from investing activities
Proceeds from sale of real estate investments - net.............................           189           1,045
Capital improvements and funding of other investments...........................        (1,307)           (172)
Proceeds from (investments in) other assets.....................................        12,263             (80)
Collection of mortgage principal................................................         2,616           2,391
                                                                                     --------------------------
Net cash provided by investing activities.......................................        13,761           3,184
                                                                                     --------------------------
Increase (decrease) in cash and cash equivalents................................        30,307          (2,309)
Cash and cash equivalents at beginning of period................................        15,178          11,445
                                                                                     --------------------------
Cash and cash equivalents at end of period......................................      $ 45,485        $  9,136
                                                                                     ==========================

Interest paid during the period.................................................      $  8,798        $ 14,186
                                                                                     ==========================

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

                                  JUNE 30, 2003

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("FAS 145"), which stipulates that gains and losses from extinguishment of debt generally will not be reported as extraordinary items effective for fiscal years beginning after May 15, 2002. We adopted this standard effective January 1, 2003. FAS 145 also specifies that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Therefore, the $77,000 and $49,000 loss on extinguishment of debt previously reported for the three- and six-month periods ended June 30, 2002, respectively, has been reclassified to interest expense in our Consolidated Statements of Operations.

     Due to the decrease in size of the owned and operated portfolio (one facility as of June 30, 2003), the operations of such facilities and the net assets employed therein are no longer considered a separate reportable segment. Accordingly, commencing January 1, 2003, the operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a net basis in our Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.

     Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

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

     The table below summarizes our number of properties and investment by category for the quarter ended June 30, 2003:

                                                                                                                 Assets
                                                                                                     Total        Held
                                           Purchase /    Mortgages      Owned &      Closed        Healthcare     for
          Facility Count                   Leaseback     Receivable    Operated     Facilities     Facilities     Sale       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003..............        155           54              1           11            221            4         225
Properties closed......................          -           (2)             -            2              -            -           -
Properties sold/mortgages paid.........          -            -              -            -              -           (1)         (1)
Transition leasehold interest..........          -            -              -            -              -            -           -
Properties leased/mortgages placed.....          -            -              -            -              -            -           -
Properties transferred to
  purchase/leaseback...................          -            -              -            -              -            -           -
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2003.............        155           52              1           13            221            3         224
====================================================================================================================================

     INVESTMENT ($000'S)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003..............   $701,209     $124,667         $5,294       $6,870       $838,040        $2,324   $840,364
Properties closed......................          -       (1,200)             -        1,200              -             -          -
Properties sold/mortgages paid.........          -            -              -            -              -           (97)       (97)
Transition leasehold interest..........          -            -              -            -              -             -          -
Properties leased/mortgages placed.....          -            -              -            -              -             -          -
Properties transferred to
  purchase/leaseback...................          -            -              -            -              -             -          -
Impairment on properties...............          -            -              -            -              -             -          -
Capex and other........................      1,274       (2,555)             1            -         (1,280)            -     (1,280)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2003.............   $702,483     $120,912         $5,295       $8,070       $836,760        $2,227   $838,987
====================================================================================================================================

PURCHASE/LEASEBACK

     During the three-month period ended June 30, 2003, there were no re-leases or transfers of open facilities; however, in July, we re-leased five former Sun Healthcare Group, Inc. ("Sun") skilled nursing facilities ("SNFs") to three separate operators. Also in July, we amended our Master Lease with a subsidiary of Alterra Healthcare Corporation ("Alterra"). (See Note J - Subsequent Events).

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

     In an unrelated transaction during the first quarter of 2003, we recorded a provision for impairment of $4.6 million associated with one closed facility, located in the state of Washington, previously leased to a subsidiary of Sun as part of a Master Lease. We intend to sell this closed facility as soon as practicable; however, there can be no assurance if, or when, this sale will be completed.

     Also during the first quarter of 2003, we completed a restructured transaction with Claremont Health Care Holdings, Inc. ("Claremont") (formerly Lyric Health Care, LLC) whereby nine facilities formerly leased under two Master Leases were combined into one new ten-year Master Lease. Annual rent under the new lease is $6.0 million, the same amount of rent recognized in 2002 for these properties. (See Note J - Subsequent Events).

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

     During the three months ended June 30, 2003, fee-simple ownership of two closed facilities, which we held mortgages on, were transferred to us by Deed in Lieu of Foreclosure. These facilities have been transferred to closed facilities and are included in our Consolidated Balance Sheet under "Land and buildings at cost." We intend to sell these closed facilities as soon as practicable; however, there can be no assurance if, or when, these sales will be completed.

     During the three months ended March 31, 2003, fee-simple ownership of eight facilities were transferred to us as discussed above (see "Purchase/Leaseback" above). In addition, in an unrelated transaction with IHS, we received fee-simple ownership to one closed property, which we previously held the mortgage on, by Deed in Lieu of Foreclosure. This facility was transferred to closed facilities and is included in our Consolidated Balance Sheet under "Land and buildings at cost."

     No provision for loss on mortgages or notes receivable was recorded during the three- and six-month periods ended June 30, 2003 and 2002, respectively.

OWNED AND OPERATED ASSETS

     At June 30, 2003, we own one, 128-bed facility that was previously recovered from a customer and is operated for our own account. We intend to operate the remaining owned and operated asset for our own account until we are able to re-lease, sell or close the facility. The facility and its respective operations are presented on a consolidated basis in our financial statements.

     Nursing home revenues, nursing home expenses, assets and liabilities included in our consolidated financial statements which relate to such owned and operated asset are set forth in the tables below. Nursing home revenues from this owned and operated asset are recognized as services are provided. The amounts shown in the consolidated financial statements are not comparable, as the number of owned and operated facilities and the timing of the foreclosures and re-leasing activities have occurred at different times during the periods presented. For 2003, nursing home revenues, nursing home expenses, operating assets and operating liabilities for our owned and operated properties are shown on a net basis on the face of our consolidated financial statements. For 2002, nursing home revenues, nursing home expenses, operating assets and operating liabilities for our owned and operated properties are shown on a gross basis on the face of our consolidated financial statements.

     Nursing home revenues and nursing home expenses in our consolidated financial statements which relate to our owned and operated assets are as follows:

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------     ------------------
                                        2003       2002        2003       2002
                                       ------------------     ------------------
                                         (In thousands)         (In thousands)
Nursing home revenues (1)
  Medicaid............................. $  614    $ 7,488      $ 1,469   $20,991
  Medicare.............................    180      2,814          452     7,071
  Private & other......................    251      1,908          663     5,896
                                       ------------------     ------------------
    Total nursing home revenues (2)....  1,045     12,210        2,584    33,958
                                       ------------------     ------------------

Nursing home expenses
  Patient care expenses................    557      7,832        1,423    23,110
  Administration.......................    490      3,743        1,601     8,245
  Property & related...................     51        883          260     2,475
  Leasehold buyout expense.............      -          -          582         -
  Management fees......................     52        678          128     1,878
  Rent.................................      -        349           28     1,477
                                       ------------------     ------------------
    Total nursing home expenses (2)....  1,150     13,485        4,022    37,185
                                       ------------------     ------------------
Nursing home revenues and expenses of
  owned and operated assets - net (2)..$  (105)   $    -       $(1,438)  $     -
                                       ==================     ==================

(1) Nursing home revenues from these owned and operated assets are recognized as services are provided.

(2) Nursing home revenues and expenses of owned and operated assets for the three- and six-months ended June 30, 2003 are shown on a net basis on the face of our Consolidated Statements of Operations and are shown on a gross basis for the three- and six-months ended June 30, 2002.

     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $11.7 million at June 30, 2003 and $5.7 million at June 30, 2002.

                                                        JUNE 30,
                                                 -----------------------
                                                   2003          2002
                                                 -----------------------
                                                     (In thousands)
        Beginning balance.....................     $12,171      $ 8,335
        Provision charged/(recovery)..........           -         (750)
        Provision applied.....................        (829)      (1,880)
        Collection of accounts receivable
        previously written off................         321            -
                                                 -----------------------
        Ending balance........................     $11,663      $ 5,705
                                                 =======================

     The assets and liabilities in our consolidated financial statements which relate to our owned and operated assets are as follows:

                                                   June 30,    December 31,
                                                    2003           2002
                                                 --------------------------
                                                       (In thousands)
                           ASSETS
Cash .........................................    $   668         $   838
Accounts receivable - net (1).................      2,793           7,491
Other current assets (1)......................        411           1,207
                                                 --------------------------
   Total current assets.......................      3,872           9,536
                                                 --------------------------
Investment in leasehold - net (1).............          -             185
                                                 --------------------------
Land and buildings............................      5,295           5,571
Less accumulated depreciation.................       (605)           (675)
                                                 --------------------------
Land and buildings - net......................      4,690           4,896
                                                 --------------------------
Assets held for sale - net....................      2,227           2,324
                                                 --------------------------
   Total assets...............................    $10,789         $16,941
                                                 ==========================

                         LIABILITIES
Accounts payable..............................    $   153         $   389
Other current liabilities.....................      3,660           4,223
                                                 --------------------------
   Total current liabilities..................      3,813           4,612
                                                 --------------------------
Total liabilities (1).........................    $ 3,813         $ 4,612
                                                 ==========================

Operating assets and liabilities for owned
  properties - net (1)........................    $  (609)        $     -
                                                 ==========================

(1) Operating assets and liabilities for owned properties as of June 30, 2003 are shown on a net basis on the face of our Consolidated Balance Sheet and are shown on a gross basis as of December 31, 2002.

CLOSED FACILITIES

     During the quarter ended June 30, 2003, two facilities were transferred to closed facilities. Both facilities were transferred from mortgage notes receivable after we received a Deed in Lieu of Foreclosure. At this time it was determined that no provisions for impairments were needed on the two investments. We intend to sell the facilities as soon as practicable; however, there can be no assurance if, or when, these sales will be completed. (See Note J - Subsequent Events).

     During the quarter ended March 31, 2003, three facilities were transferred to closed facilities. One facility was transferred from purchase leaseback and a non-cash impairment of $4.6 million was recorded to reduce the value of the investment to fair value. Another facility was transferred from mortgage notes receivable after we received a Deed in Lieu of Foreclosure. Finally, we transferred one facility from our owned and operated portfolio into closed facilities. No provisions for impairments were needed on the latter two investments.

     At June 30, 2003, there are 13 closed properties of which eight are currently under a letter of intent to sell or contract for sale. There can be no assurance if, or when, such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets. These properties are included in "Land and buildings at cost" in our Consolidated Balance Sheet.

ASSETS HELD FOR SALE

     During the three-month period ended June 30, 2003, we sold one building located in Indiana, realizing proceeds of $0.2 million, net of closing costs, resulting in a gain of $0.1 million. During the three-month period ended June 30, 2002, we sold one building located in Texas, realizing proceeds of $1.0 million, net of closing costs, resulting in a loss of $0.3 million. There were no sales or transfers of real estate assets held for sale during the three-month period ended March 31, 2003. During the three-month period ended March 31, 2002, we realized gross disposition proceeds of $0.1 million associated with the sale of beds from two facilities.

     At June 30, 2003, the carrying value of the remaining three assets held for sale totaled $2.2 million (net of impairment reserves of $2.8 million). There can be no assurance if, or when, such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets. (See Note J - Subsequent Events).

OTHER NON-CORE ASSETS

     During the three-month period ended June 30, 2003, we sold an investment in a Baltimore, Maryland asset, leased by the United States Postal Service, for approximately $19.6 million. The purchaser paid us gross proceeds of $1.95 million and assumed the first mortgage of approximately $17.6 million. As a result, we recorded a gain of $1.3 million, net of closing costs and other expenses.

     During the three-month period ended June 30, 2002, a charge of $3.7 million for provision for uncollectible mortgages, notes and accounts receivable was recognized. This charge was primarily related to the restructuring and reduction of debt owed by Madison/OHI Liquidity Investors, LLC ("Madison"), as part of the compromise and settlement of a lawsuit with Madison. (See Note G - Litigation).

NOTE C - CONCENTRATION OF RISK

     As of June 30, 2003, our portfolio of domestic investments consisted of 221 healthcare facilities, located in 28 states and operated by 34 third-party operators. Our gross investment in these facilities, net of impairments, totaled $836.8 million at June 30, 2003, with 97.2% of our real estate investments related to long-term care facilities. This portfolio is made up of 153 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 52 long-term healthcare facilities, one long-term healthcare facility that was recovered from a customer and is currently operated through a third-party management contract for our own account and 13 long-term healthcare facilities that were recovered from customers and are currently closed. At June 30, 2003, we also held miscellaneous investments and assets held for sale of approximately $28.8 million, including a $1.3 million investment in Principal Healthcare Finance Trust and $18.1 million of notes receivable, net of allowance.

     Approximately 49.7% of our real estate investments are operated by four public companies, including Sun Healthcare Group, Inc. (26.8%), Advocat, Inc. ("Advocat") (12.5%), Mariner Post-Acute Network ("Mariner") (7.1%), and Alterra Healthcare Corporation ("Alterra") (3.3%). The three largest private operators represent 10.3%, 4.0% and 3.8%, respectively, of our investments. No other operator represents more than 2.8% of our investments. The three states in which we have our highest concentration of investments are Florida (15.4%), California (8.0%) and Illinois (7.9%). (See Note J - Subsequent Events).

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

     On February 1, 2001, we announced the suspension of all common and preferred dividends. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. Due to our 2002 taxable loss, no distribution was necessary to maintain our REIT status for 2002. Net operating loss carry-forwards through 2002 of approximately $24.0 million are available to help offset taxable income. In addition, we intend to make the necessary distributions, if any, to satisfy the 2003 REIT requirements. The accumulated and unpaid dividends relating to all series of preferred stocks total $50.1 million as of June 30, 2003. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

     No preferred or common cash dividends were paid during the first six months ended June 30, 2003 or the twelve months ended December 31, 2002 and 2001.

     In July 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock to be paid August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, the Board declared the regular quarterly dividend for all classes of preferred stock to be paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. (See Note J - Subsequent Events).

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

     Upon payment of the preferred dividends on August 15, 2003, the rights of the holders of the Series A and Series B preferred stock, and of Explorer, the sole holder of our Series C preferred stock, to elect additional directors resulting from the dividend arrearage will terminate. Explorer, as the holder of a majority of the outstanding voting power of us on an as-converted basis, would still have the right to designate a majority of the full Board pursuant to a stockholders agreement.

NOTE E - EARNINGS PER SHARE

     The computation of basic earnings per share is determined based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and the assumed conversion of the Series C preferred stock.

     For the three- and six-month periods ended June 30, 2003, stock options that were in-the-money had a dilutive effect of $0.001 per share and $0.002 per share, respectively. There were no dilutive effects from stock options in-the-money for the same periods in 2002.

NOTE F - STOCK-BASED COMPENSATION

     We account for stock options using the intrinsic value method as defined by APB 25, Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan ("Incentive Plan"), we reserved 3,500,000 shares of common stock for grants to be issued during a period of up to ten years. Options are exercisable at the market price at the date of grant, expire five years after date of grant for over 10% owners and ten years from the date of grant for less than 10% owners. Directors' shares vest over three years while other grants vest over five years or as defined in an employee's contract. Directors, officers and employees are eligible to participate in the Incentive Plan. At June 30, 2003, there were 2,383,501 outstanding options granted to 19 eligible participants. Additionally, 342,124 shares of restricted stock have been granted under the provisions of the Incentive Plan. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of stockholders equity. Unearned compensation is amortized to expense generally over the vesting period.

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

                                                                                 Three Months Ended             Six Months Ended
                                                                                      June 30,                     June 30,
                                                                                 2003           2002           2003           2002
                                                                                ---------------------         ---------------------
                                                                                (In thousands, except         (In thousands, except
                                                                                  per share amounts)            per share amounts)

Net income (loss) to common stockholders....................................    $ 1,800     $(5,569)           $ 2,756     $(6,141)
Add:   Stock-based compensation expense included in net income (loss) to
       common stockholders..................................................          -           -                  -           -
                                                                                ---------------------         ---------------------
                                                                                  1,800      (5,569)             2,756      (6,141)
Less:  Stock-based compensation expense determined under the fair value
       based method for all awards..........................................         73          20                 93          40
                                                                                ---------------------         ---------------------
Pro forma net income (loss) to common stockholders..........................    $ 1,727     $(5,589)           $ 2,663     $(6,181)
                                                                                =====================         =====================

Earnings per share:
Basic, as reported..........................................................    $  0.05     $ (0.15)           $  0.07     $ (0.19)
                                                                                =====================         =====================
Basic, pro forma............................................................    $  0.05     $ (0.15)           $  0.07     $ (0.19)
                                                                                =====================         =====================
Diluted, as reported........................................................    $  0.05     $ (0.15)           $  0.07     $ (0.19)
                                                                                =====================         =====================
Diluted, pro forma..........................................................    $  0.05     $ (0.15)           $  0.07     $ (0.19)
                                                                                =====================         =====================

     At June 30, 2003, options currently exercisable (670,051) have a weighted-average exercise price of $3.684, with exercise prices ranging from $2.15 to $37.20. There are 594,486 shares available for future grants as of June 30, 2003.

     The following is a summary of second quarter 2003 activity under the plan.

                                                    Stock Options
                                     -------------------------------------------
                                                                     Weighted-
                                      Number of                      Average
                                        Shares    Exercise Price      Price
--------------------------------------------------------------------------------
Outstanding at December 31, 2002....  2,374,501   $2.150 - $37.205    $3.150
  Granted during 1st quarter 2003...          -          -                 -
  Canceled..........................          -          -                 -
--------------------------------------------------------------------------------
Outstanding at March 31, 2003.......  2,374,501   $2.150 - $37.205    $3.150
  Granted during 2nd quarter 2003...      9,000    3.740 -   3.740     3.740
  Canceled..........................          -          -                 -
--------------------------------------------------------------------------------
Outstanding at June 30, 2003........  2,383,501   $2.150 - $37.205    $3.152
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

     On June 21, 2000, we were named as a defendant in certain litigation brought against us in the U.S. District Court for the Eastern District of Michigan, Detroit Division, by Madison/OHI Liquidity Investors, LLC , for the breach and/or anticipatory breach of a revolving loan commitment. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Effective as of September 30, 2002, the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million consisting of a $0.4 million cash payment for our attorneys' fees, with the balance evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. Accordingly, a reserve of $1.25 million was recorded in 2002 relating to this note. As of June 30, 2003, the principal balance on this note was $2.2 million prior to reserves.

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

NOTE H - BORROWING ARRANGEMENTS

     In June, 2003, we completed a new $225 million Senior Secured Credit Facility ("Credit Facility") arranged and syndicated by GE Healthcare Financial Services. At the closing, we borrowed $187.1 million under the new Credit Facility to repay borrowings under our two previous credit facilities and replace letters of credit. In addition, proceeds from the loan are permitted to be used to pay cumulative unpaid preferred dividends, and for general corporate purposes.

     The new Credit Facility includes a $125 million term loan ("Term Loan") and a $100 million revolving line of credit ("Revolver") collateralized by 121 facilities representing approximately half of our invested assets. Both the Term Loan and Revolver have a four-year maturity with a one-year extension at our option. The Term Loan amortizes on a 25-year basis and is priced at London Interbank Offered Rate ("LIBOR") plus a spread of 3.75%, with a floor of 6.00%. The Revolver is also priced at LIBOR plus a 3.75% spread, with a 6.00% floor.

     At June 30, 2003 we had $187.1 million of Credit Facility borrowings outstanding and $12.5 million of letters of credit outstanding, leaving availability of $25.4 million. The $187.1 million of outstanding borrowings had an interest rate of 6.00% at June 30, 2003.

     Borrowings under our $160.0 million secured revolving line of credit facility of $112.0 million were paid in full upon the closing of our new Credit Facility. Additionally, $12.5 million of letters of credit previously outstanding against this credit facility were reissued under the new Credit Facility. LIBOR-based borrowings under this facility had a weighted-average interest rate of approximately 4.5% at the payoff date.

     Borrowings under our $65.0 million line of credit facility, which was fully drawn, were paid in full upon the closing of our new Credit Facility. LIBOR-based borrowings under this facility had a weighted-average interest rate of approximately 4.6% at the payoff date.

     As a result of the new Credit Facility, for the three- and six-month periods ended June 30, 2003, our interest expense includes $2.6 million of non-cash interest related to the termination of our two previous credit facilities.

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

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated Other Comprehensive Income. On June 30, 2003, the derivative instrument was reported at its fair value of $4.1 million as compared to its fair value at December 31, 2002 of $7.3 million. An adjustment of $2.5 million and $3.2 million to Other Comprehensive Income was made for the change in fair value of this cap during the three- and six-month periods ended June 30, 2003, respectively. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the twelve months ending December 31, 2003, $0.1 million is expected to be amortized.

NOTE J - SUBSEQUENT EVENTS

     Sun Healthcare Group Inc. On July 1, 2003, we re-leased five skilled nursing facilities formerly leased by Sun. Specifically, we re-leased the five former Sun SNFs in the following three separate lease transactions: (i) a Master Lease of two SNFs in Florida, representing 350 beds, which Master Lease has a ten-year term and has an initial annual lease rate of $1.3 million; (ii) a Master Lease of two SNFs in Texas, representing 256 beds, which Master Lease has a ten-year term and has an initial annual lease rate of $800,000; and (iii) a lease of one SNF in Louisiana, representing 131 beds, which lease has a ten-year term and requires an initial annual lease rate of $400,000. Aggregate monthly contractual lease payments, under all three transactions, total approximately $208,000 and commenced July 1, 2003.

     Separately, we continue our ongoing restructuring discussions with Sun. At this time, we cannot determine the timing or outcome of these discussions. However, as a result of the above mentioned transitions of the five former Sun facilities, Sun's contractual monthly rent, starting in July, was reduced $0.2 million from approximately $2.2 million to approximately $2.0 million. For the month of July, Sun remitted approximately $1.51 million in lease payments versus $1.27 million per month for April, May and June. During the second quarter, we applied $1.37 million of security deposits, which exhausted all remaining security deposits associated with Sun.

     Alterra Healthcare Corporation. Effective July 7, 2003, we amended our Master Lease with a subsidiary of Alterra whereby the number of leased facilities was reduced from eight to five. The amended Master Lease has a remaining term of approximately ten years with an annual rent requirement of approximately $1.5 million. We are in the process of negotiating terms and conditions for the re-lease of the remaining three properties. In the interim, Alterra will continue to operate the facilities. The Amended Master Lease was approved by the U.S. Bankruptcy Court in the District of Delaware.

     Claremont Healthcare Holdings, Inc. Claremont failed to pay base rent due on July 1, 2003 in the amount of $0.5 million. On July 21, 2003, we drew on a letter of credit (posted by Claremont as a security deposit) in the amount of $0.5 million to pay Claremont's July rent payment and we demanded that Claremont restore the $0.5 million letter of credit. As of the date of this filing, we have additional security deposits in the form of cash and letters of credit in the amount of $2.0 million associated with Claremont. We are recognizing revenue from Claremont on a cash-basis as it is received.

     Other Assets. During July, we sold one held for sale facility in Indiana for proceeds of $0.2 million, net of closing costs, resulting in a gain of approximately $0.1 million. We also sold one closed facility located in Texas for proceeds of $1.0 million, net of closing costs, resulting in a gain of approximately $0.6 million.

     Dividends. Our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock to be paid August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, the Board declared the regular quarterly dividend for all classes of preferred stock to be paid on August 15, 2003 to preferred stockholders of record on August 5, 2003.

     Series A and Series B preferred stockholders of record on August 5, 2003 will be paid dividends in the amount of approximately $6.36 and $5.93 per preferred share, respectively, on August 15, 2003. Our Series C preferred stockholder will be paid dividends of approximately $27.31 per Series C preferred share on August 15, 2003. The liquidation preference for our Series A, B and C preferred stock is $25.00, $25.00 and $100.00 per share, respectively, excluding cumulative unpaid dividends. Total August 2003 dividend payments for all classes of preferred stock are approximately $55.1 million.

     Cumulative unpaid dividends represent unpaid dividends accrued for the period from November 1, 2000 through April 30, 2003. Regular quarterly dividends represent dividends for the period May 1, 2003 through July 31, 2003.

     Upon payment of the preferred dividends on August 15, 2003, the rights of the holders of the Series A and Series B preferred stock, and of Explorer, the sole holder of our Series C preferred stock, to elect additional directors resulting from the dividend arrearage will terminate. (See Note D - Dividends). Explorer, as the holder of a majority of the outstanding voting power of us on an as-converted basis, would still have the right to designate a majority of the full Board pursuant to a stockholders agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of June 30, 2003, our portfolio of domestic investments consisted of 221 healthcare facilities, located in 28 states and operated by 34 third-party operators. Our gross investment in these facilities, net of impairments, totaled $836.8 million at June 30, 2003, with 97.2% of our real estate investments related to long-term care facilities. This portfolio is made up of 153 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 52 long-term healthcare facilities, one long-term healthcare facility that was recovered from a customer and is currently operated through a third-party management contract for our own account and 13 long-term healthcare facilities that were recovered from customers and are currently closed. At June 30, 2003, we also held miscellaneous investments and assets held for sale of approximately $28.8 million, including a $1.3 million investment in Principal Healthcare Finance Trust and $18.1 million of notes receivable, net of allowance. (See Note J - Subsequent Events).

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

RESULTS OF OPERATIONS

     The following is a discussion of our consolidated results of operations, financial position and liquidity and capital resources which should be read in conjunction with the consolidated financial statements and accompanying notes. (See Note B - Properties).

     Revenues for the three- and six-month periods ended June 30, 2003 totaled $20.8 million and $45.4 million, respectively, a decrease of $13.6 million and $33.0 million, respectively, from the same periods in 2002. When excluding nursing home revenues of owned and operated assets, revenues decreased $1.4 million and increased $1.0 million versus the three- and six-month periods ended June 30, 2002, respectively. The decrease during the quarter was primarily the result of operator restructurings. The increase for the six-month period is primarily due to a legal settlement (see below).

     Rental income for the three- and six-month periods ended June 30, 2003 were $16.2 million and $32.8 million, respectively, an increase of $0.5 million and $1.7 million from the same periods in 2002. The $0.5 million increase for the three-month period is due to $0.6 million relating to contractual increases in rents that became effective in the second half of 2002 and in the first half of 2003 and $0.3 million in new leases, offset by a $0.4 million reduction in lease revenue due to foreclosures, bankruptcies and restructurings. The $1.7 million increase for the six-month period is due to $1.3 million relating to contractual increases in rents that became effective in the second half of 2002 and the first half of 2003 and $1.2 million in new leases, offset by a $0.4 million reduction in lease revenue due to foreclosures, bankruptcies and restructurings and $0.4 million due to deferral for non-payment.

     Mortgage interest income for the three- and six-month periods ended June 30, 2003 totaled $3.5 million and $7.9 million, respectively, a decrease of $1.7 million and $2.7 million from the same periods in 2002. The $1.7 million three-month decrease is primarily the result of bankruptcies and restructurings of $1.4 million and mortgage payoffs and normal amortization of $0.3 million. The $2.7 million six-month decrease is primarily the result of bankruptcies and restructurings of $2.0 million and mortgage payoffs and normal amortization of $0.7 million.

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

     Expenses for the three- and six-month periods ended June 30, 2003 totaled $15.3 million and $33.9 million, respectively, a decrease of $19.3 million and $40.2 million from the same periods in 2002. Excluding nursing home expenses of owned and operated assets, expenses were $15.2 million and $32.4 million, respectively, for the three- and six-month periods ended June 30, 2003 versus $21.2 million and $36.9 million for the same periods in 2002. The $6.0 million decrease for the three-month period ended June 30, 2003 primarily resulted from a provision for impairment of $2.5 million and a provision for uncollectible mortgages, notes and accounts receivable of $3.7 million, both taken in 2002. The $4.5 million decrease for the six-month period ended June 30, 2003 is primarily due to $2.8 million of interest savings, $0.9 million favorable reduction in general and administrative and legal expenses, $3.7 million favorable reduction in provision for uncollectible mortgages, notes and accounts receivable, off set by an increase of $2.1 million in provision for impairment and $0.6 million in adjustments of derivatives to fair value.

     Nursing home expenses, net of nursing home revenues, for owned and operated assets for the three- and six-month periods ended June 30, 2003 were $0.1 million and $1.4 million, respectively, a decrease of $1.2 million and $1.8 million from the same periods in 2002. The decrease was a result of the decrease in the number of owned and operated facilities from 13 at June 30, 2002 to one at June 30, 2003.

     Interest expense for the three- and six-month periods ended June 30, 2003 was $7.4 million and $12.5 million, respectively, compared to $7.2 million and $15.3 million for the same periods in 2002. The increase for the three-month period is primarily due to a $2.6 million non-cash interest expense related to the termination of our two previous credit facilities. The decrease for the six-month period is primarily due to a $39.1 million reduction of total outstanding debt versus the same periods in 2002.

     General and administrative and legal expenses for the three- and six-month periods ended June 30, 2003, totaled $2.2 million and $4.3 million, respectively, compared with $2.6 million and $5.1 million for the same periods in 2002. The $0.4 million decrease for the three-month period ended June 30, 2003 is primarily due to a reduction in consulting costs relating to the reduction in the number of our owned and operated facilities. The $0.8 million decrease for the six-month period ended June 30, 2003 is primarily due to a reduction in legal and consulting costs relating to the reduction in the number of our owned and operated facilities.

     A provision for impairment of $4.6 million was recorded in the first quarter of 2003. The provision was to reduce the carrying value of a closed building to its fair value less costs to dispose. The building is being actively marketed for sale; however, there can be no assurance if, or when, such sale will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the asset. A provision for impairment of $2.5 million was recorded for the three- and six-month periods ended June 30, 2002, to reduce the carrying value of three owned and operated buildings to their fair value less costs to dispose.

     A charge of $3.7 million for provision for uncollectible mortgages, notes and accounts receivable was recognized during the three-month period ended June 30, 2002. This charge was primarily related to the restructuring and reduction of debt owed by Madison, as part of the compromise and settlement of a lawsuit with Madison.

     During the three-month period ended June 30, 2003, we sold an investment in a Baltimore, Maryland asset, leased by the United States Postal Service, for approximately $19.6 million. The purchaser paid us gross proceeds of $1.95 million and assumed the first mortgage of approximately $17.6 million. As a result, we recorded a gain of $1.3 million, net of closing costs and other expenses. Also during the quarter, we sold one closed building located in Indiana, realizing proceeds, net of closing costs, of $0.2 million, resulting in a gain of approximately $0.1 million. During the three-month period ended June 30, 2002, we sold one building located in Texas, realizing proceeds of $1.0 million, net of closing costs, resulting in a loss of $0.3 million.

     Funds from operations ("FFO") for the three- and six-month periods ended June 30, 2003, on a fully diluted basis, was $8.5 million and $22.0 million, respectively, an increase of $3.5 million and $10.0 million, as compared to the $5.0 million and $12.0 million for the same periods in 2002, due to the factors mentioned above. For the three-month period ended June 30, 2003, nursing home revenues and expenses, on a net basis, decreased FFO by $0.1 million. For the six-month period ended June 30, 2003, the legal settlement, previously discussed, increased FFO by $2.2 million and nursing home revenues and expenses, on a net basis, decreased FFO by $1.4 million. Both the legal settlement and net impact from our owned and operated nursing home assets are included in the fully diluted FFO for the three- and six-month periods ended June 30, 2003. We believe that FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue. We generally use the National Association of Real Estate Investment Trusts' ("NAREIT") measure of FFO. We define FFO as net income available to common stockholders, adjusted for the effects of asset dispositions and impairments and certain non-cash items, primarily depreciation and amortization. FFO herein is not necessarily comparable to FFO presented by other REITs due to the fact that not all REITs use the same definition. Diluted FFO is adjusted for the assumed conversion of Series C preferred stock and the exercise of in-the-money stock options. FFO does not represent cash generated from operating activities in accordance with GAAP, and therefore, should not be considered an alternative to net earnings or an indication of operating performance or to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, and such measure is not necessarily indicative of cash available to fund cash needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be examined in conjunction with net income.

                                                                                 Three Months Ended             Six Months Ended
                                                                                      June 30,                     June 30,
                                                                                 2003           2002           2003           2002
                                                                                ---------------------         ---------------------
                                                                                (In thousands, except         (In thousands, except
                                                                                  per share amounts)            per share amounts)
Net income (loss) available to common...........................................$  1,800    $ (5,569)         $ 2,756     $ (6,141)
  (Less gain) plus loss from real estate dispositions...........................  (1,338)        302           (1,338)         302
  Plus impairment charge........................................................       -       2,483            4,618        2,483
                                                                                ---------------------         ---------------------
    Sub-total...................................................................     462      (2,784)           6,036       (3,356)
  Elimination of non-cash items included in net income (loss):
    Depreciation................................................................   5,366       5,309           10,648       10,589
    Amortization................................................................      38          43               85           89
    Adjustment of derivatives to fair value.....................................       -        (198)               -         (598)
                                                                                ---------------------         ---------------------
Funds from operations, basic....................................................   5,866       2,370           16,769        6,724
Series C Preferred Dividends....................................................   2,621       2,621            5,242        5,242
                                                                                ---------------------         ---------------------
Funds from operations, diluted..................................................$  8,487    $  4,991          $22,011     $ 11,966
                                                                                ---------------------         ---------------------

Weighted-average common shares outstanding, basic...............................  37,153      37,129           37,149       32,302
  Assumed conversion of Series C Preferred Stock................................  16,775      16,775           16,775       16,775
  Assumed exercise of stock options.............................................   1,058       1,439            1,058        1,439
                                                                                ---------------------         ---------------------
Weighted-average common shares outstanding, diluted.............................  54,986      55,343           54,982       50,516
                                                                                =====================         =====================
FFO per share, basic............................................................$   0.16    $   0.06          $  0.45     $   0.21
                                                                                =====================         =====================
FFO per share, diluted*.........................................................$   0.15    $   0.06          $  0.40     $   0.21
                                                                                =====================         =====================

*  Lower of basic or diluted FFO per share.

     The table below reconciles reported revenues and expenses to revenues and expenses excluding nursing home revenues and expenses of owned and operated assets. Nursing home revenues and expenses of owned and operated assets for the three- and six-month periods ended June 30, 2003 are shown on a net basis on the face of our Consolidated Statements of Operations and are shown on a gross basis for the three- and six-month periods ended June 30, 2002. Since nursing home revenues are not included in reported revenues for the three- and six-month periods ended June 30, 2003, no adjustment is necessary to exclude nursing home revenues.

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------     ------------------
                                        2003       2002        2003       2002
                                       ------------------     ------------------
                                         (In thousands)         (In thousands)

Total revenues........................ $20,789    $34,404     $45,353   $78,328
Nursing home revenues of owned and
  operated assets.....................       -     12,210           -    33,958
                                       ------------------     ------------------
  Revenues excluding nursing home
    revenues of owned and operated
    assets............................ $20,789    $22,194     $45,353   $44,370
                                       ==================     ==================

Total expenses........................ $15,298    $34,642     $33,877   $74,109
Nursing home expenses of owned and
  operated assets.....................       -     13,485           -    37,185
Nursing home revenues and expenses of
  owned and operated assets - net.....     105          -       1,438         -
                                       ------------------     ------------------
  Expenses excluding nursing home
    expenses of owned and operated
    assets............................ $15,193    $21,157     $32,439   $36,924
                                       ==================     ==================

PORTFOLIO DEVELOPMENTS

     The partial expiration of certain Medicare rate increases has had an adverse impact on the revenues of the operators of nursing home facilities and has negatively impacted some operators' ability to satisfy their monthly lease or debt payments to us. In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under Chapter 11 of the Bankruptcy Act. (See "Reimbursement Issues and Other Factors Affecting Future Results" below).

     Sun Healthcare Group, Inc. During the first quarter of 2003, Sun remitted rent of $5.0 million versus the contractual amount of $6.4 million. We agreed with Sun to use letters of credit (posted by Sun as security deposits) in the amount of $1.4 million to make up the difference in rent. During the second quarter of 2003, Sun remitted rent of $5.2 million versus the contractual of $6.7 million. The payment of $5.2 million was made up of $3.8 million in cash and the remaining security deposits of $1.4 million. All security deposits with Sun have been used.

     Effective July 1, 2003, we re-leased five former Sun SNFs in the following three separate lease transactions: (i) a Master Lease of two SNFs in Florida, representing 350 beds, which Master Lease has a ten-year term and has an initial annual lease rate of $1.3 million; (ii) a Master Lease of two SNFs in Texas, representing 256 beds, which Master Lease has a ten-year term and has an initial annual lease rate of $800,000; and (iii) a lease of one SNF in Louisiana, representing 131 beds, which lease has a ten-year term and requires an initial annual lease rate of $400,000. Aggregate monthly contractual lease payments, under all three transactions, total approximately $208,000 and commenced July 1, 2003. (See Note J - Subsequent Events).

     As a result of the above mentioned transitions of the five former Sun SNFs, Sun's contractual monthly rent, starting in July, was reduced $0.2 million from approximately $2.2 million to approximately $2.0 million. However, for the month of July, Sun remitted approximately $1.51 million in lease payments, and we are recognizing revenue from Sun on a cash-basis as it is received. We continue our ongoing restructuring discussions with Sun. At the time of this filing, we cannot determine the timing or outcome of these discussions. There can be no assurance that Sun will continue to pay rent at any level, although, we believe that alternative operators would be available to lease or buy the remaining Sun facilities if an appropriate agreement is not completed with Sun. (See "Reimbursement Issues and Other Factors Affecting Future Results" below).

     Alterra Healthcare Corporation. Alterra announced during the first quarter of 2003, that, in order to facilitate and complete its on-going restructuring initiatives, they had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. At that time, we leased eight assisted living facilities (325 units) located in seven states to subsidiaries of Alterra.

     Effective July 7, 2003, we amended our Master Lease with a subsidiary of Alterra whereby the number of leased facilities was reduced from eight to five. The amended Master Lease has a remaining term of approximately ten years with an annual rent requirement of approximately $1.5 million. This compares to the 2002 annualized revenue of $2.6 million. We are in the process of negotiating terms and conditions to re-lease the remaining three properties. In the interim, Alterra will continue to operate the three facilities. The Amended Master Lease has been approved by the U.S. Bankruptcy Court in the District of Delaware. (See Note J - Subsequent Events).

     Claremont Healthcare Holdings, Inc. Claremont failed to pay base rent due on July 1, 2003 in the amount of $0.5 million. On July 21, 2003, we drew on a letter of credit (posted by Claremont as a security deposit) in the amount of $0.5 million to pay Claremont's July rent payment and we demanded that Claremont restore the $0.5 million letter of credit. As of the date of this filing, we have additional security deposits in the form of cash and letters of credit in the amount of $2.0 million. We are recognizing revenue from Claremont on a cash-basis as it is received. (See Note J - Subsequent Events).

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, we had total assets of $797.7 million, stockholders equity of $489.5 million and debt of $298.8 million, representing approximately 37.9% of total capitalization.

BANK CREDIT AGREEMENTS

     In June 2003, we completed a new $225 million Senior Secured Credit Facility ("Credit Facility") arranged and syndicated by GE Healthcare Financial Services. At the closing, we borrowed $187.1 million under the new Credit Facility to repay borrowings under our two previous credit facilities and replace letters of credit. In addition, proceeds from the loan are permitted to be used to pay cumulative unpaid preferred dividends and for general corporate purposes.

     The new Credit Facility includes a $125 million term loan ("Term Loan") and a $100 million revolving line of credit ("Revolver") fully secured by 121 facilities representing approximately half of the our invested assets. Both the Term Loan and Revolver have a four-year maturity with a one-year extension at our option. The Term Loan amortizes on a 25-year basis and is priced at London Interbank Offered Rate ("LIBOR") plus a spread of 3.75%, with a floor of 6.00%. The Revolver is also priced at LIBOR plus a 3.75% spread, with a 6.00% floor.

     At June 30, 2003, we had $187.1 million of Credit Facility borrowings outstanding and $12.5 million of letters of credit outstanding, leaving availability of $25.4 million. The $187.1 million of outstanding borrowings had an interest rate of 6.00% at June 30, 2003. (See Note H - Borrowing Arrangements).

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

     In prior years, we have historically distributed to stockholders a large portion of the cash available from operations. Our historical policy has been to make distributions on common stock of approximately 80% of FFO, but on February 1, 2001, we announced the suspension of all common and preferred dividends. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. Due to our 2002 taxable loss, no distribution was necessary to maintain our REIT status for 2002. Net operating loss carry-forwards through 2002 of approximately $24.0 million are available to help offset taxable income. In addition, we intend to make the necessary distributions, if any, to satisfy the 2003 REIT requirements. The accumulated and unpaid dividends relating to all series of preferred stocks total $50.1 million as of June 30, 2003. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

     No preferred or common cash dividends were paid during the first six months ending June 30, 2003 and 2002, respectively. (See Note D - Dividends).

     In July, 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock to be paid August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, the Board declared the regular quarterly dividend for all classes of preferred stock to be paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. Total August 2003 dividend payments for all classes of preferred stock are approximately $55.1 million. (See Note J - Subsequent Events).

LIQUIDITY

     We believe our liquidity and various sources of available capital, including funds from operations, expected proceeds from planned asset sales and availability under our new Credit Facility are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next 12 months.

REIMBURSEMENT ISSUES AND OTHER FACTORS AFFECTING FUTURE RESULTS

     This document contains forward-looking statements, including statements regarding potential asset sales, potential future changes in reimbursement and the future effect of the "Medicare cliff" on our operators. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things: (i) those items discussed in Item 1 above; (ii) regulatory changes in the healthcare sector, including without limitation, changes in Medicare reimbursement; (iii) changes in the financial position of our operators; (iv) uncertainties relating to the restructure of Sun's remaining obligations and payment of contractual rents; (v) the ability of operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages, and impede our ability to collect unpaid rent or interest during the pendency of a bankruptcy proceeding and retain security deposits for the debtor's obligations; (vi) our ability to dispose of assets held for sale on a timely basis and at appropriate prices; (vii) uncertainties relating to the operation of our owned and operated assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(viii) our ability to manage, re-lease or sell owned and operated assets; (ix) the availability and cost of capital; and (x) competition in the financing of healthcare facilities.

     MEDICARE REIMBURSEMENT. Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as the facility owned and operated for our own account, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and subject to frequent and substantial change. The Balanced Budget Act of 1997 ("Balanced Budget Act") significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities shifted from payments based on reimbursable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, skilled nursing facilities are paid on a per diem prospective case-mix adjusted payment basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue it derives from Medicare patients. Long-term care facilities have had to attempt to restructure their operations to operate profitably under the new Medicare prospective payment system reimbursement policies.

     Legislation adopted in 1999 and 2000 increased Medicare payments to nursing facilities and specialty care facilities on an interim basis. Section 101 of the Balanced Budget Relief Act of 1999 ("Balanced Budget Relief Act") included a 20% increase for 15 patient acuity categories (known as Resource Utilization Groups ("RUGS")) and a 4% across the board increase of the adjusted federal per diem payment rate. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The 4% increase was implemented in April 2000 and expired October 1, 2002.

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

     In addition to the expiration of the 4% increase implemented in the Balanced Budget Relief Act and the 16.7% increase implemented in the Benefits Improvement and Protection Act, Medicare reimbursement could be further reduced when the Centers for Medicare & Medicaid Services ("CMS") completes its RUG refinement, thereby triggering the sunset of the temporary 20% and 6.7% increases also established under these statutes. The expiration of the 4% and 16.7% increases under these statutes as of October 1, 2002 has had an adverse impact on the revenues of the operators of nursing facilities and has negatively impacted some operators' ability to satisfy their monthly lease or debt payments to us.

     On May 16, 2003, CMS published its proposed payment rates for SNFs for federal fiscal year 2004 to become effective on October 1, 2003. The publication of the final rates for federal fiscal year 2004 is anticipated soon, as these rates are supposed to be published before August 1, 2003. The proposed rates and temporary updates discussed below may be revised when the final rates are published. Within the May 16th proposed rule, CMS proposed that the SNF update would be a 2.9% increase in Medicare payments for federal fiscal year 2004. In addition, on May 16, 2003, CMS announced that the two temporary payment increases - the 20% and 6.7% add-ons for certain payment categories - will continue to be effective for federal fiscal year 2004.

     On June 10, 2003, CMS published an additonal proposed payment revision for federal fiscal year 2004 in which CMS announced that it would incorporate a forecast error adjustment that takes into account previous years' update errors. According to CMS, there was a cumulative SNF market basket, or inflation adjustment, forecast error of 3.26% for federal fiscal years 2000 through 2002. As a result, CMS proposed to increase the national payment rate by an additional 3.26% above the 2.9% increase for federal fiscal year 2004 that was proposed in May. As with the rates and policies published in the May 16, 2003 proposed rule, this adjustment could change with the publication of the final payment rates, which are supposed to be published before August 1, 2003.

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

     MEDICAID AND OTHER THIRD-PARTY REIMBURSEMENT. Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of its citizens.

     Rising Medicaid costs and decreasing state revenues caused by current economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of our properties. In early 2003, many states announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing "freezes" or cuts in Medicaid rates paid to SNF providers. We cannot predict the extent to which Medicaid rate freezes or cuts will ultimately be adopted, the number of states that will adopt them nor the impact of such adoption on our operators. However, extensive Medicaid rate cuts or freezes could have a material adverse effect on our operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to us.

     On May 28, 2003, the federal Jobs and Growth Tax Relief Reconciliation Act ("Tax Relief Act") was signed into law, which included an increase in Medicaid federal funding for five fiscal quarters (April 1, 2003 through June 30, 2004). In addition, the Tax Relief Act provides state fiscal relief for federal fiscal years 2003 and 2004 to assist states with funding shortfalls. It is anticipated that these temporary federal funding provisions will mitigate state Medicaid funding reductions through federal fiscal year 2004.

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

     CONCENTRATION OF RISK. Approximately 49.7% of our real estate investments are operated by four public companies, including Sun (26.8%), Advocat (12.5%), Mariner (7.1%), and Alterra (3.3%). The three largest private operators represent 10.3%, 4.0% and 3.8%, respectively, of our investments. No other operator represents more than 2.8% of our investments. The three states in which we have our highest concentration of investments are Florida (15.4%), California (8.0%) and Illinois (7.9%).

     HEALTHCARE INVESTMENT RISKS. The possibility that the healthcare facilities will not generate income sufficient to meet operating expenses or will yield returns lower than those available through investments in comparable real estate or other investments are additional risks of investing in healthcare-related real estate. Income from properties and yields from investments in such properties may be affected by many factors, including changes in governmental regulation (such as zoning laws), general or local economic conditions (such as fluctuations in interest rates and employment conditions), the available local supply and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as earthquakes and floods) or similar factors.

     GENERAL REAL ESTATE RISKS. Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that the lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses.

     RISKS RELATED TO OWNED AND OPERATED ASSETS. As a consequence of the financial difficulties encountered by a number of our operators, over the last several years we recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. We are typically required to hold applicable licenses and are responsible for the regulatory compliance at our owned and operated facilities. At June 30, 2003, we had one facility, managed under a third-party management agreement, classified as owned and operated. Our management contract with this third-party operator provides that the third-party operator is responsible for regulatory compliance, but we could be sanctioned for violation of regulatory requirements. In general, the risks of third-party claims such as patient care and personal injury claims are higher with respect to our owned and operated property as compared with our leased and mortgaged assets.

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

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at June 30, 2003 was $289.8 million. A one-percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $2.6 million.

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

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated Other Comprehensive Income. On June 30, 2003, the derivative instrument was reported at its fair value of $4.1 million as compared to its fair value at December 31, 2002 of $7.3 million. An adjustment of $2.5 million and $3.2 million to Other Comprehensive Income was made for the change in fair value of this cap during the three- and six-month periods ended June 30, 2003, respectively. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the twelve months ending December 31, 2003, $0.1 million is expected to be amortized.

ITEM 4 - CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the most recent fiscal quarter.

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

ITEM 1 - LEGAL PROCEEDINGS

     See Note G - Litigation to the Consolidated Financial Statements in PART I,
Item 1 hereto, which is hereby incorporated by reference in response to this item.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None this period.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     (a)  Payment Defaults. Not Applicable.

     (b) Dividend Arrearages. Dividends on our preferred stock are cumulative: therefore, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full prior to recommencing the payment of cash dividends on our Common Stock.

          The table below sets forth information regarding arrearages in payment of preferred stock dividends as of June 30, 2003:

         -----------------------------------------------------------------------
                                        Annual Dividend     Arrearage as of
              Title of Class               Per Share        June 30, 2003
         -----------------------------------------------------------------------
         9.25% Series A Cumulative
           Preferred Stock                $ 2.3125               $ 13,296,875
         -----------------------------------------------------------------------
         8.625% Series B Cumulative
           Preferred Stock                $ 2.1563               $ 10,781,250
         -----------------------------------------------------------------------
         Series C Convertible
           Preferred Stock                $10.0000               $ 26,007,843
         -----------------------------------------------------------------------
         TOTAL                                                   $ 50,085,968
         -----------------------------------------------------------------------

               In July 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock to be paid August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, the Board declared the regular quarterly dividend for all classes of preferred stock to be paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. (See Note D - Dividends and Note J - Subsequent Events, PART I, Item 1 hereto).


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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
--------------------------------------------------------------------------------

     *    Includes 16,774,722 votes represented by Series C preferred stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - The following Exhibits are filed herewith:

        Exhibit       Description

        10.1 Loan Agreement among General Electric Capital Corporation and certain subsidiaries of Omega Healthcare Investors, Inc., dated as of June 23, 2003.

        10.2 Guaranty by Omega Healthcare Investors, Inc. for the benefit of General Electric Capital Corporation, dated as of June 23, 2003.

        10.3 Ownership Pledge, Assignment and Security Agreement between Omega Healthcare Investors, Inc. and General Electric Capital Corporation, dated as of June 23, 2003.

        10.4          2000 Stock Incentive Plan (as amended January 1, 2001).

        31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

        32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

     (b)  Reports on Form 8-K

               The following reports on Form 8-K were filed or furnished during the quarter ended June 30, 2003:

               Form 8-K dated May 8, 2003: Report with the following exhibit:

                    Press release issued by Omega Healthcare Investors, Inc. on May 8, 2003

               Form 8-K dated June 24, 2003: Report with the following exhibit:

                    Press release issued by Omega Healthcare Investors, Inc. on June 23, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant


Date:   July 31, 2003               By:  /s/  C. TAYLOR PICKETT
                                         -----------------------------
                                              C. Taylor Pickett
                                              Chief Executive Officer

Date:   July 31, 2003               By:  /s/  ROBERT O. STEPHENSON
                                         -----------------------------
                                              Robert O. Stephenson
                                              Chief Financial Officer