Form 10-Q
period 2003-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2003-11-10
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q
(MARK ONE)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SPETEMBER 30, 2003
                                       OR
 ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

                      YES   X                             NO
                          -----                              -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                      YES   X                             NO
                          -----                              -----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2003.

     COMMON STOCK, $.10 PAR VALUE                      37,210,991
               (CLASS)                             (NUMBER OF SHARES)

                        OMEGA HEALTHCARE INVESTORS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2003

                                      INDEX
                                                                     Page No.
PART I   Financial Information

Item 1.  Consolidated Financial Statements:

         Balance Sheets
             September 30, 2003 (unaudited)
             and December 31, 2002....................................   2

         Statements of Operations (unaudited)
             Three and nine months ended
             September 30, 2003 and 2002..............................   3

         Statements of Cash Flows (unaudited)
             Nine months ended
             September 30, 2003 and 2002..............................   4

         Notes to Consolidated Financial Statements
             September 30, 2003 (unaudited)...........................   5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............  17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  29

Item 4.  Controls and Procedures......................................  30

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................  31

Item 2.  Changes in Securities and Use of Proceeds ...................  31

Item 3.  Defaults Upon Senior Securities..............................  31

Item 4.  Submission of Matters to a Vote of Security Holders..........  31

Item 6.  Exhibits and Reports on Form 8-K.............................  31

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                                            2003                2002
                                                                                        --------------------------------
                                                                                          (UNAUDITED)        (SEE NOTE)
                                     ASSETS
Real estate properties
   Land and buildings at cost...................................................         $ 709,825            $ 669,188
   Less accumulated depreciation................................................          (133,344)            (117,986)
                                                                                        --------------------------------
     Real estate properties - net...............................................           576,481              551,202
   Mortgage notes receivable - net..............................................           120,314              173,914
                                                                                        --------------------------------
                                                                                           696,795              725,116
Other investments - net.........................................................            26,491               36,887
                                                                                        --------------------------------
                                                                                           723,286              762,003
Assets held for sale - net......................................................             2,091                2,324
                                                                                        --------------------------------
   Total investments............................................................           725,377              764,327
Cash and cash equivalents.......................................................             6,079               14,340
Accounts receivable - net.......................................................             2,599                2,766
Interest rate cap...............................................................             5,280                7,258
Other assets....................................................................             7,600                5,597
Operating assets for owned properties...........................................                 -                9,721
                                                                                        --------------------------------
   Total assets.................................................................         $ 746,935            $ 804,009
                                                                                        ================================

            LIABILITIES AND STOCKHOLDERS EQUITY
Revolving lines of credit.......................................................         $ 190,545            $ 177,000
Unsecured borrowings............................................................           100,000              100,000
Other long-term borrowings......................................................             6,945               29,462
Accrued expenses and other liabilities..........................................            18,075               13,234
Operating liabilities for owned properties......................................                 -                4,612
Operating assets and liabilities for owned properties- net......................               957                    -
                                                                                        --------------------------------
   Total liabilities............................................................           316,522              324,308
                                                                                        --------------------------------

Preferred stock.................................................................           212,342              212,342
Common stock and additional paid-in capital.....................................           484,918              484,766
Cumulative net earnings.........................................................           169,092              151,245
Cumulative dividends paid.......................................................          (431,123)            (365,654)
Unamortized restricted stock awards.............................................                 -                 (116)
Accumulated other comprehensive loss............................................            (4,816)              (2,882)
                                                                                        --------------------------------
   Total stockholders equity....................................................           430,413              479,701
                                                                                        --------------------------------
   Total liabilities and stockholders equity....................................         $ 746,935            $ 804,009
                                                                                        ================================

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

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                 2003           2002           2003           2002
                                                                                ---------------------         ---------------------
REVENUES
  Rental income.................................................................$ 16,523    $ 16,472          $ 49,350    $ 47,569
  Mortgage interest income......................................................   3,465       5,301            11,346      15,899
  Other investment income - net.................................................     660       2,068             2,406       4,227
  Nursing home revenues of owned and operated assets............................       -       6,798                 -      40,756
  Litigation settlement.........................................................       -           -             2,187           -
  Miscellaneous.................................................................     278         243               990         759
                                                                                ---------------------         ----------------------
                                                                                  20,926      30,882            66,279     109,210
                                                                                ---------------------         ----------------------
EXPENSES
  Nursing home expenses of owned and operated assets............................       -      19,677                 -      56,862
  Nursing home revenues and expenses of owned and operated assets - net.........      19           -             1,457           -
  Depreciation and amortization.................................................   5,386       5,297            16,119      15,961
  Interest......................................................................   5,468       6,444            17,963      21,769
  General and administrative....................................................   1,493       1,576             4,425       5,065
  Legal.........................................................................     538         610             1,880       2,262
  State taxes...................................................................     153          54               472         270
  Provision for impairment......................................................   4,276       2,371             8,894       1,699
  Provision for uncollectible mortgages, notes and accounts receivable..........       -       5,219                 -       8,898
  Adjustment of derivatives to fair value.......................................       -        (348)                -        (946)
                                                                                ---------------------         ----------------------
                                                                                  17,333      40,900            51,210     111,840
                                                                                ---------------------         ----------------------

Income (loss) before gain on assets sold........................................   3,593     (10,018)           15,069      (2,630)
Gain on assets sold - net.......................................................       -       2,157             1,282       1,855
                                                                                ---------------------         ----------------------
Income (loss) from continuing operations........................................   3,593      (7,861)           16,351        (775)
Income (loss) from discontinued operations......................................   1,440          (1)            1,496      (3,170)
                                                                                ---------------------         ----------------------
Net income (loss)...............................................................   5,033      (7,862)           17,847      (3,945)
Preferred stock dividends.......................................................  (5,029)     (5,029)          (15,087)    (15,087)
                                                                                ---------------------         ----------------------
Net income (loss) available to common...........................................$      4    $(12,891)         $  2,760    $(19,032)
                                                                                =====================         ======================

Income (loss) per common share:
  Basic:
    Income (loss) from continuing operations....................................$  (0.04)   $  (0.35)         $   0.03    $  (0.47)
                                                                                =====================         ======================
    Net income (loss)...........................................................$      -    $  (0.35)         $   0.07    $  (0.56)
                                                                                =====================         ======================
  Diluted:
    Income (loss) from continuing operations....................................$  (0.04)   $  (0.35)         $   0.03    $  (0.47)
                                                                                =====================         ======================
    Net income (loss)...........................................................$      -    $  (0.35)         $   0.07    $  (0.56)
                                                                                =====================         ======================

Dividends declared per common share.............................................$   0.15    $      -          $   0.15    $      -
                                                                                =====================         ======================

Weighted-average shares outstanding, basic......................................  37,193      37,133            37,164      33,930
                                                                                =====================         ======================
Weighted-average shares outstanding, diluted....................................  38,617      37,133            38,587      33,930
                                                                                =====================         ======================

Components of other comprehensive income:
  Unrealized gain on Omega Worldwide, Inc.......................................$      -    $    411          $      -    $    969
                                                                                =====================         ======================
  Unrealized gain (loss) on hedging contracts...................................$  1,218    $ (1,318)         $ (1,934)   $   (952)
                                                                                =====================         ======================

Total comprehensive income......................................................$  6,251    $ (8,769)         $ 15,913    $ (3,928)
                                                                                =====================         ======================

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     --------------------------
                                                                                        2003            2002
                                                                                     --------------------------
OPERATING ACTIVITIES
   Net income (loss)............................................................     $  17,847       $  (3,945)
   Adjustment to reconcile net income to cash provided by operating activities:
     Depreciation and amortization..............................................        16,119          15,976
     Provision for impairment...................................................         8,894           4,854
     Provision for uncollectible mortgages, notes and accounts receivable.......             -           8,898
     Gain on assets sold - net..................................................        (2,778)         (1,855)
     Adjustment of derivatives to fair value....................................             -            (946)
     Other......................................................................         4,286           1,077
Net change in accounts receivable for owned and operated assets - net...........         5,415          16,205
Net change in accounts payable for owned and operated assets....................          (324)         (3,741)
Net change in other owned and operated assets and liabilities...................           898           3,326
Net change in operating assets and liabilities..................................        (7,121)         (1,957)
                                                                                     --------------------------

Net cash provided by operating activities.......................................        43,236          37,892
                                                                                     --------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from new financing - net...............................................       190,545               -
Payments of credit line borrowings - net........................................      (177,000)         (3,889)
Proceeds from refinancing - net.................................................             -          13,409
Payments of long-term borrowings................................................       (22,517)        (97,981)
Payments for derivative instruments.............................................             -         (10,140)
Receipts from Dividend Reinvestment Plan........................................             3               4
Receipts from exercised options.................................................            82               -
Dividends paid..................................................................       (54,859)              -
Proceeds from rights offering and private placement - net.......................             -          44,600
Deferred financing costs paid...................................................        (7,203)         (5,604)
                                                                                     --------------------------

Net cash used in financing activities...........................................       (70,949)        (59,601)
                                                                                     --------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investments - net.............................         3,549           1,045
Capital improvements and funding of other investments...........................        (1,307)           (299)
Proceeds from other assets......................................................        13,996           7,652
Collection of mortgage principal................................................         3,214          11,587
                                                                                     --------------------------
Net cash provided by investing activities.......................................        19,452          19,985
                                                                                     --------------------------

Decrease in cash and cash equivalents...........................................        (8,261)         (1,724)
Cash and cash equivalents at beginning of period................................        14,340           4,896
                                                                                     --------------------------
Cash and cash equivalents at end of period......................................     $   6,079       $   3,172
                                                                                     ==========================
Interest paid during the period.................................................     $  13,731       $  22,890
                                                                                     ==========================

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

                               SEPTEMBER 30, 2003

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

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which stipulates that gains and losses from extinguishment of debt generally will not be reported as extraordinary items effective for fiscal years beginning after May 15, 2002. We adopted this standard effective January 1, 2003. SFAS No. 145 also specifies that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operation's - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall be reclassified. Therefore, the $49 thousand loss on extinguishment of debt previously reported for the nine-month period ended September 30, 2002, has been reclassified to interest expense in our Consolidated Statements of Operations.

     Due to the decrease in size of the owned and operated portfolio (one facility as of September 30, 2003), the operations of such facilities and the net assets employed therein are no longer considered a separate reportable segment. Accordingly, commencing January 1, 2003, the operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a net basis in our Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.

     Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

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

     When we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding and do not immediately sell the properties to new operators, the assets are included on the balance sheet as "real estate properties," and the value of such assets is reported at the lower of cost or estimated fair value. (See "Owned and Operated Assets" below). Additionally, when a formal plan to sell real estate is adopted and is under contract, the real estate is classified as "Assets Held for Sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less estimated costs of disposal.

     Upon adoption of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements. Long-lived assets designated as held for sale prior to January 1, 2002 are subject to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. During 2003, certain properties were sold and $3.2 million of the impairment loss recorded in 2002 is now reflected in discontinued operations. (See "Mortgages Receivable, Closed Facilities and Assets Held for Sale" below).

     The table below summarizes our number of properties and investment by category for the quarter ended September 30, 2003:

                                                                                                                 ASSETS
                                                                                                     TOTAL        HELD
                                           PURCHASE /    MORTGAGES      OWNED &      CLOSED        HEALTHCARE     FOR
          FACILITY COUNT                   LEASEBACK     RECEIVABLE    OPERATED     FACILITIES     FACILITIES     SALE       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003...............        155           52              1          13            221            3         224
Properties closed......................          -            -              -           -              -            -           -
Properties sold/mortgages paid.........          -           (1)             -          (4)            (5)          (2)         (7)
Transition leasehold interest..........          -            -              -           -              -            -           -
Properties leased/mortgages placed.....          -            -              -           -              -            -           -
Properties transferred to
  purchase/leaseback...................          -            -              -           -              -            -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003..........        155           51              1           9            216            1         217
====================================================================================================================================

         INVESTMENT ($000'S)
---------------------------------------
Balance at June 30, 2003...............   $702,483     $120,912       $  5,295     $  8,070       $836,760     $  2,227    $838,987
Properties transferred to assets
  held for sale........................          -            -              -            -              -            -           -
Properties closed......................          -            -              -            -              -            -           -
Properties sold/mortgages paid.........          -          (73)             -       (1,902)        (1,975)        (136)     (2,111)
Transition leasehold interest..........          -            -              -            -              -            -           -
Properties leased/mortgages placed.....          -            -              -            -              -            -           -
Properties transferred to
  purchase/leaseback...................          -            -              -            -              -            -           -
Impairment on properties...............     (4,276)           -              -            -         (4,276)           -      (4,276)
Capex and other........................        155         (525)             -            -           (370)           -        (370)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003..........   $698,362     $120,314       $  5,295     $  6,168       $830,139     $  2,091    $832,230
====================================================================================================================================

PURCHASE/LEASEBACK

     During the three-month period ended September 30, 2003, we re-leased five former Sun Healthcare Group, Inc. ("Sun") skilled nursing facilities ("SNFs") to three separate operators. (See Note J - Subsequent Events).

     Specifically, we re-leased the five former Sun SNFs in the following three separate lease transactions: (i) a Master Lease of two SNFs in Florida, representing 350 beds, which Master Lease has a ten-year term and has an initial annual lease rate of $1.3 million; (ii) a Master Lease of two SNFs in Texas, representing 256 beds, which Master Lease has a ten-year term and has an initial annual lease rate of $0.8 million; and (iii) a lease of one SNF in Louisiana, representing 131 beds, which lease has a ten-year term and requires an initial annual lease rate of $0.4 million. Aggregate monthly contractual lease payments, under all three transactions, total approximately $0.2 million and commenced July 1, 2003.

     As a result of the above mentioned transitions of the five former Sun facilities, Sun's contractual monthly rent, starting in July, was reduced $0.2 million from approximately $2.2 million to approximately $2.0 million. For the three-month period ended September 30, 2003, Sun remitted approximately $4.5 million in lease payments versus $3.8 million for the second quarter of 2003. However, during the second quarter, we applied $1.4 million of security deposits, which exhausted all remaining security deposits associated with Sun.

     During the third quarter of 2003, we amended our Master Lease with a subsidiary of Alterra Healthcare Corporation ("Alterra") whereby the number of leased facilities was reduced from eight to five. The amended Master Lease has a remaining term of approximately ten years with an annual rent requirement of approximately $1.5 million. We are in the process of negotiating terms and conditions for the re-lease of the remaining three properties. In the interim, Alterra will continue to operate the facilities. The Amended Master Lease was approved by the U.S. Bankruptcy Court in the District of Delaware. (See Note J - Subsequent Events).

     Also during the third quarter of 2003, Claremont Health Care Holdings, Inc. ("Claremont") (formerly Lyric Health Care, LLC) failed to pay base rent in the amount of $1.5 million. Therefore, we drew on a letter of credit (posted by Claremont as a security deposit) in the amount of $1.5 million to pay Claremont's third quarter rent payments and we demanded that Claremont restore the $1.5 million letter of credit. We are recognizing revenue from Claremont on a cash-basis as it is received. (See Note J - Subsequent Events). In addition, we permitted Claremont to close one facility. As a result, a provision for impairment of $4.3 million was recorded in the third quarter, reducing the carrying value of the facility in the process of being closed to its estimated fair value less estimated costs to dispose.

     During the three-month period ended March 31, 2003, we re-leased nine facilities formerly operated by Integrated Health Services, Inc. ("IHS"). Accordingly, eight SNFs on which we held mortgages, and one SNF, which we leased to IHS, have been re-leased to various unaffiliated third parties. Titles to the eight properties on which we held mortgages have been transferred to wholly-owned subsidiaries of ours by Deeds in Lieu of Foreclosure.

     Specifically, during the quarter ended March 31, 2003, we leased nine SNFs to four unaffiliated third-party operators as part of four separate transactions. Each of the nine facilities had formerly been operated by subsidiaries of IHS. The four transactions included: (i) a Master Lease of five SNFs in Florida representing 600 beds to affiliates of Seacrest Healthcare Management, LLC, which lease has a ten-year term and has an initial annual rent of $2.5 million; (ii) a month-to-month lease (following a minimum four-month term) on two SNFs in Georgia representing 304 beds to subsidiaries of Triad Health Management of Georgia, LLC, which lease provides for annualized rent of $1.3 million; (iii) a lease of one SNF in Texas, representing 130 beds, to an affiliate of Senior Management Services of America, Inc., which lease has a ten-year term and has various rent step-ups, reaching $384,000 by year three, thereafter, increasing by the lesser of CPI or 2.5%; and (iv) re-leased one 159-bed SNF, located in the state of Washington to a subsidiary of Sun, with an initial lease term of eight years and initial annual rent of $0.5 million.

     In an unrelated transaction during the first quarter of 2003, we recorded a provision for impairment of $4.6 million associated with one closed facility, located in the state of Washington, previously leased to a subsidiary of Sun as part of a Master Lease. The $4.6 million provision was recorded to reduce the value of the investment to its estimated fair value. We intend to sell this closed facility as soon as practicable; however, there can be no assurance if, or when, this sale will be completed.

     Also during the first quarter of 2003, we completed a restructured transaction with Claremont whereby nine facilities formerly leased under two Master Leases were combined into one new ten-year Master Lease. Annual rent under the new lease is $6.0 million, the same amount of rent recognized in 2002 for these properties. (See Note J - Subsequent Events).

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

     During the three months ended September 30, 2003, one facility, located in Indiana, was removed from an existing mortgage and sold on behalf of the mortgagor. Net sales proceeds of approximately $73 thousand were used to repay principal on the existing mortgage.

     During the three months ended June 30, 2003, fee-simple ownership of two closed facilities on which we held mortgages were transferred to us by Deed in Lieu of Foreclosure. These facilities have been transferred to closed facilities and are included in our Consolidated Balance Sheet under "Land and buildings at cost." We intend to sell these closed facilities as soon as practicable; however, there can be no assurance if, or when, these sales will be completed.

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

     No provision for loss on mortgages or notes receivable was recorded during the three- and nine-month periods ended September 30, 2003 as compared with $4.9 million for the same periods in 2002. The $4.9 million provision was associated with the write-down of two mortgage loans to bankrupt operators.

OWNED AND OPERATED ASSETS

     At September 30, 2003, we own one, 128-bed facility that was previously recovered from a customer and is operated for our own account. We intend to operate the remaining owned and operated asset for our own account until we are able to re-lease, sell or close the facility. The facility and its respective operations are presented on a consolidated basis in our financial statements.

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

     Nursing home revenues and nursing home expenses in our consolidated financial statements which relate to our owned and operated assets are as follows:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       ------------------     ------------------
                                        2003       2002        2003       2002
                                       ------------------     ------------------
                                         (IN THOUSANDS)         (IN THOUSANDS)
NURSING HOME REVENUES (1)
  Medicaid............................. $  604    $ 3,908      $ 2,073  $24,899
  Medicare.............................    193      1,591          645    8,662
  Private & other......................    280      1,299          943    7,195
                                       ------------------     ------------------
    Total nursing home revenues (2)....  1,077      6,798        3,661   40,756
                                       ------------------     ------------------

NURSING HOME EXPENSES
  Patient care expenses................    597      7,854        2,020   30,964
  Administration.......................    351      3,170        1,952   12,213
  Property & related...................     67      1,070          327    3,545
  Leasehold buyout expense.............      -      1,670          582    1,670
  Management fees......................     81        414          209    2,292
  Rent.................................      -        480           28    1,957
  Provision for uncollectible accounts.      -      5,019            -    4,221
                                       ------------------     ------------------
    Total nursing home expenses (2)....  1,096     19,677        5,118   56,862
                                       ------------------     ------------------
Nursing home revenues and expenses of
  owned and operated assets - net (2).. $  (19)   $     -      $(1,457) $    -
                                       ==================     ==================

     (1) Nursing home revenues from these owned and operated assets are recognized as services are provided.

     (2) Nursing home revenues and expenses of owned and operated assets for the three- and nine-months ended September 30, 2003 are shown on a net basis on the face of our Consolidated Statements of Operations and are shown on a gross basis for the three- and nine-months ended September 30, 2002.

     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $5.5 million at September 30, 2003 and $10.8 million at September 30, 2002. The following table is a summary of allowance for doubtful accounts:

                                                          SEPTEMBER 30,
                                                      -----------------------
                                                        2003        2002
                                                      ---------- ------------
                                                          (IN THOUSANDS)
             Beginning balance.....................    $ 12,171    $   8,335
             Provision charged/(recovery)..........           -        4,269
             Provision applied.....................      (7,666)      (1,823)
             Collection of accounts receivable
               previously written off..............       1,008            -
                                                      ---------- ------------
             Ending balance........................    $  5,513    $  10,781
                                                      ========== ============

      The assets and liabilities in our consolidated financial statements which relate to our owned and operated assets are as follows:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2003            2002
                                                 -----------------------------
                                                        (IN THOUSANDS)
                           ASSETS
Cash .........................................    $   331         $   838
Accounts receivable-net.......................      1,997           7,491
Other current assets .........................        294           1,207
                                                 -----------------------------
   Total current assets (1)...................      2,622           9,536
                                                 -----------------------------

Investment in leasehold-net (1)...............          -             185

Land and buildings............................      5,295           5,571
Less accumulated depreciation.................       (643)           (675)
                                                 -----------------------------
Land and buildings-net........................      4,652           4,896
                                                 -----------------------------
Assets held for sale-net......................      2,091           2,324
                                                 -----------------------------
  Total assets................................    $ 9,365         $16,941
                                                 =============================

                   LIABILITIES
Accounts payable..............................    $    65         $   389
Other current liabilities.....................      3,514           4,223
                                                 -----------------------------
   Total current liabilities..................      3,579           4,612
                                                 -----------------------------
Total liabilities (1).........................    $ 3,579         $ 4,612
                                                 =============================
Operating assets and liabilities for owned
   properties-net (1).........................    $  (957)        $     -
                                                 =============================

     (1) Operating assets and liabilities for owned properties as of September 30, 2003 are shown on a net basis on the face of our Consolidated Balance Sheet and are shown on a gross basis as of December 31, 2002.

CLOSED FACILITIES

     During the quarter ended September 30, 2003, we sold four closed facilities. We sold one facility located in Texas, realizing proceeds of $1.0 million, net of closing costs, resulting in a gain of approximately $0.6 million. We sold one facility located in Connecticut, realizing proceeds of approximately $1.2 million, net of closing costs, resulting in a gain of approximately $0.8 million. One facility located in Massachusetts was sold, realizing proceeds of $0.9 million, net of closing costs, resulting in a gain of approximately $0.3 million. Finally, one facility located in Florida was sold, realizing proceeds of $0.6 million, net of closing costs, resulting in a loss of approximately $0.3 million. In accordance with SFAS No. 144, the $1.4 million realized net gain for the nine months ended September 30, 2003 is reflected in our Consolidated Statements of Operations as discontinued operations.

     During the quarter ended June 30, 2003, two facilities were  transferred to
closed  facilities.   Both  facilities  were  transferred  from  mortgage  notes receivable after we received a Deed in Lieu of Foreclosure.

     During the quarter ended March 31, 2003, three facilities were transferred to closed facilities. One facility was transferred from purchase leaseback and a non-cash impairment of $4.6 million was recorded to reduce the value of the investment to its estimated fair value. Another facility was transferred from mortgage notes receivable after we received a Deed in Lieu of Foreclosure. Finally, we transferred one facility from our owned and operated portfolio into closed facilities. No provisions for impairments were needed on the latter two investments.

     At September 30, 2003, there are nine closed properties of which two are currently under either a letter of intent or contract of sale. At this time it was determined that no provisions for impairments were needed on the nine remaining investments. We intend to sell the facilities as soon as practicable; however, there can be no assurance if, or when, these sales will be completed on terms that allow us to realize the carrying value of the assets. These properties are included in "Land and buildings at cost" in our Consolidated Balance Sheet. (See Note J - Subsequent Events).

ASSETS HELD FOR SALE

     During the three-month period ended September 30, 2003, we sold two closed buildings located in Indiana, realizing proceeds of $0.3 million, net of closing costs, resulting in a gain of approximately $92 thousand. There were no sales or transfers of real estate assets held for sale during the three-month period ended September 30, 2002. In accordance with SFAS No. 144, the $0.1 million realized gain for the nine months ended September 30, 2003 is reflected in our Consolidated Statements of Operations as discontinued operations.

     During the three-month period ended June 30, 2003, we sold one closed building located in Indiana, realizing proceeds of $0.2 million, net of closing costs, resulting in a gain of $56 thousand. During the three-month period ended June 30, 2002, we sold one closed building located in Texas, realizing proceeds of $1.0 million, net of closing costs, resulting in a loss of $0.3 million. There were no sales or transfers of real estate assets held for sale during the three-month period ended March 31, 2003. During the three-month period ended March 31, 2002, we realized gross disposition proceeds of $0.1 million associated with the sale of beds from two facilities.

     At September 30, 2003, the carrying value of the remaining asset held for sale totaled $2.1 million (net of impairment reserves of $2.1 million). There can be no assurance if, or when, such sale will be completed or whether such sale will be completed on terms that allow us to realize the carrying value of the assets. (See Note J - Subsequent Events).

OTHER NON-CORE ASSETS

     There were no non-core real estate transactions during the three-month period ended September 30, 2003; however, during the three-month period ended June 30, 2003, we sold an investment in a Baltimore, Maryland asset, leased by the United States Postal Service, for approximately $19.6 million. The purchaser paid us gross proceeds of $1.95 million and assumed the first mortgage of approximately $17.6 million. As a result, we recorded a gain of $1.3 million, net of closing costs and other expenses.

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

NOTE C - CONCENTRATION OF RISK

     As of September 30, 2003, our portfolio of domestic investments consisted of 216 healthcare facilities, located in 28 states and operated by 34 third-party operators. Our gross investment in these facilities, net of impairments, totaled $830.1 million at September 30, 2003, with 97.2% of our real estate investments related to long-term care facilities. This portfolio is made up of 153 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 51 long-term healthcare facilities, one long-term healthcare facility that was recovered from a customer and is currently operated through a third-party management contract for our own account and nine long-term healthcare facilities that were recovered from customers and are currently closed. At September 30, 2003, we also held miscellaneous investments and assets held for sale of approximately $28.6 million, including a $1.3 million investment in Principal Healthcare Finance Trust and $18.1 million of notes receivable, net of allowance.

     Approximately 45.9% of our real estate investments are operated by four public companies: Sun Healthcare Group, Inc. (22.8%), Advocat, Inc. ("Advocat") (12.6%), Mariner Health Care, Inc. ("Mariner") (7.2%), and Alterra Healthcare Corporation (3.3%). The three largest private operators represent 9.9%, 6.6% and 3.8%, respectively, of our investments. No other operator represents more than 2.8% of our investments. The three states in which we have our highest concentration of investments are Florida (15.4%), California (8.0%) and Illinois (8.0%). (See Note J - Subsequent Events).

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

     On February 1, 2001, we announced the suspension of all common and preferred dividends. Due to our 2002 taxable loss, no distribution was necessary to maintain our REIT status for 2002. Net operating loss carry-forwards through 2002 of approximately $21.9 million, which is comprised of $7.3 million associated with our REIT and $14.6 million associated with our taxable REIT subsidiary, are available to help offset taxable income.

     In July 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock to be paid August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, our Board declared the regular quarterly dividend for all classes of preferred stock to be paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. As a result, for the nine months ended September 30, 2003, preferred cash dividend payments totaling $54.9 million were paid; however, no preferred cash dividends were paid during the twelve months ended December 31, 2002 and 2001.

     Series A and Series B preferred stockholders of record on August 5, 2003 were paid dividends in the amount of approximately $6.36 and $5.93 per preferred share, respectively, on August 15, 2003. Our Series C preferred stockholder were paid dividends of approximately $27.31 per Series C preferred share on August 15, 2003. The liquidation preference for our Series A, B and C preferred stock is $25.00, $25.00 and $100.00 per share, respectively, excluding cumulative unpaid dividends. Total August 2003 dividend payments for all classes of preferred stock were approximately $54.9 million.

     Cumulative unpaid dividends represent unpaid dividends accrued for the period from November 1, 2000 through April 30, 2003. Regular quarterly dividends represent dividends for the period May 1, 2003 through July 31, 2003. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

     No common cash dividends were paid during the nine months ended September 30, 2003 or the twelve months ended December 31, 2002 and 2001. However, in September 2003, our Board of Directors declared the reinstatement of its common dividend to be paid November 17, 2003 to common shareholders of record on October 31, 2003 in the amount of $0.15 per share. In addition, our Board declared its regular quarterly dividends for all classes of preferred stock to be paid November 17, 2003 to preferred stockholders of record on October 31, 2003.

     Series A and Series B preferred stockholders of record on October 31, 2003 will be paid dividends in the amount of approximately $0.578 and $0.539 per preferred share, respectively, on November 17, 2003. Our Series C preferred stockholder will be paid dividends of $2.50 per Series C preferred share on November 17, 2003. The liquidation preference for our Series A, B and C preferred stock is $25.00, $25.00 and $100.00 per share, respectively. Regular quarterly dividends represent dividends for the period August 1, 2003 through October 31, 2003. Total dividend payments for all classes of preferred stock are approximately $5.0 million.

NOTE E - EARNINGS PER SHARE

     The computation of basic earnings per share is determined based on the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share reflect the dilutive effect, if any, of stock options and the assumed conversion of the Series C preferred stock.

     For the three- and nine-month periods ended September 30, 2003, stock options that were in-the-money had a dilutive effect of $0.0001 per share and $0.003 per share, respectively. There were no dilutive effects from stock options in-the-money for the same periods in 2002.

NOTE F - STOCK-BASED COMPENSATION

     We account for stock options using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan ("Incentive Plan"), we reserved 3,500,000 shares of common stock for grants to be issued during a period of up to ten years. Options are exercisable at the market price at the date of grant, expire five years after date of grant for over 10% owners and ten years from the date of grant for less than 10% owners. Directors' shares vest over three years while other grants vest over five years or as defined in an employee's contract. At September 30, 2003, there were 2,352,835 outstanding options granted to 21 eligible participants. Additionally, 342,124 shares of restricted stock have been granted under the provisions of the Incentive Plan. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of stockholders equity. Unearned compensation is amortized to expense generally over the vesting period.

     Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was effective
January 1, 2003, requires certain disclosures related to our stock-based compensation arrangements. The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to our stock-based compensation.

                                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                 2003           2002           2003           2002
                                                                                ---------------------         ---------------------
                                                                                (IN THOUSANDS, EXCEPT         (IN THOUSANDS, EXCEPT
                                                                                  PER SHARE AMOUNTS)            PER SHARE AMOUNTS)

Net income (loss) to common stockholders....................................    $     4    $(12,891)           $ 2,760    $(19,032)
Add:  Stock-based compensation expense included in net income (loss) to
      common stockholders...................................................          -           -                  -           -
                                                                                ---------------------          --------------------
                                                                                      4     (12,891)             2,760     (19,032)
Less:  Stock-based compensation expense determined under the fair value
       based method for all awards..........................................         26          19                 66          58
                                                                                ---------------------          --------------------
Pro forma net (loss) income to common stockholders..........................    $   (22)   $(12,910)           $ 2,694    $(19,090)
                                                                                =====================          ====================

Earnings per share:
Basic, as reported..........................................................    $  0.00    $  (0.35)           $  0.07    $  (0.56)
                                                                                =====================          ====================
Basic, pro forma............................................................    $  0.00    $  (0.35)           $  0.07    $  (0.56)
                                                                                =====================          ====================
Diluted, as reported........................................................    $  0.00    $  (0.35)           $  0.07    $  (0.56)
                                                                                =====================          ====================
Diluted, pro forma..........................................................    $  0.00    $  (0.35)           $  0.07    $  (0.56)
                                                                                =====================          ====================

     At September 30, 2003, options currently exercisable (810,458) have a weighted-average exercise price of $3.622, with exercise prices ranging from $2.32 to $37.20. There are 574,486 shares available for future grants as of September 30, 2003.

     The following is a summary of quarterly activity through September 30, 2003 under the plan.

                                                    STOCK OPTIONS
                                     -------------------------------------------
                                                                       WEIGHTED-
                                      NUMBER OF                      AVERAGE
                                        SHARES    EXERCISE PRICE      PRICE
--------------------------------------------------------------------------------
Outstanding at December 31, 2002....  2,394,501   $1.590 - $37.205    $3.267
  Granted during 1st quarter 2003...          -          -                 -
  Exercised.........................          -          -                 -
  Canceled..........................          -          -                 -
--------------------------------------------------------------------------------
Outstanding at March 31, 2003.......  2,394,501   $1.590 - $37.205    $3.267
  Granted during 2nd quarter 2003...      9,000    3.740 -   3.740     3.740
  Exercised.........................          -          -                 -
  Canceled..........................          -          -                 -
--------------------------------------------------------------------------------
Outstanding at June 30, 2003........  2,403,501   $1.590 - $37.205    $3.152
  Granted during 3rd quarter 2003...          -          -                 -
  Exercised.........................    (50,666)   1.590 -   3.813     1.619
  Canceled..........................          -          -                 -
--------------------------------------------------------------------------------
Outstanding at September 30, 2003...  2,352,835   $2.320 - $37.205    $3.198
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

     On June 21, 2000, we were named as a defendant in certain litigation brought against us in the U.S. District Court for the Eastern District of Michigan, Detroit Division, by Madison/OHI Liquidity Investors, LLC , for the breach and/or anticipatory breach of a revolving loan commitment. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Effective as of September 30, 2002, the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million consisting of a $0.4 million cash payment for our attorneys' fees, with the balance evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. Accordingly, a reserve of $1.25 million was recorded in 2002 relating to this note. As of September 30, 2003, the principal balance on this note was $2.2 million prior to reserves.

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

NOTE H - BORROWING ARRANGEMENTS

     At September 30, 2003, we had $190.5 million of borrowings outstanding and $12.1 million of letters of credit outstanding, leaving availability of $22.0 million under our $225 million Senior Secured Credit Facility ("Credit Facility"). The $190.5 million of outstanding borrowings had an interest rate of 6.00% at September 30, 2003. In addition, during the quarter, we paid off three Industrial Revenue Bonds totaling approximately $4.4 million with a blended rate of 9.26% at the payoff date.

     In June 2003, we completed the new $225 million Credit Facility arranged and syndicated by GE Healthcare Financial Services. At the closing, we borrowed $187.1 million under the new Credit Facility to repay borrowings under our two previous credit facilities and replace letters of credit. In addition, proceeds from the loan were permitted to be used to pay cumulative unpaid preferred dividends, and are permitted to be used for general corporate purposes.

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

     Borrowings under our $160.0 million secured revolving line of credit facility of $112.0 million were paid in full upon the closing of our new Credit Facility. Additionally, $12.5 million of letters of credit previously outstanding against this credit facility were reissued under the new Credit Facility. LIBOR-based borrowings under this previous credit facility had a weighted-average interest rate of approximately 4.5% at the payoff date.

     Borrowings under our $65.0 million line of credit facility, which was fully drawn, were paid in full upon the closing of our new Credit Facility. LIBOR-based borrowings under this previous credit facility had a weighted-average interest rate of approximately 4.6% at the payoff date.

     As a result of the new Credit Facility, for the three- and nine-month periods ended September 30, 2003, our interest expense includes $0 and $2.6 million, respectively, of non-cash interest expense (financing costs) related to the termination of our two previous credit facilities.

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

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 2000. We adopted the new Statement effective January 1, 2001. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in Other Comprehensive Income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated Other Comprehensive Income. On September 30, 2003, the derivative instrument was reported at its fair value of $5.3 million as compared to its fair value at December 31, 2002 of $7.3 million. An adjustment of $1.2 million (gain) and $1.9 million (loss) to Other Comprehensive Income was made for the change in fair value of this cap during the three- and nine-month periods ended September 30, 2003, respectively. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the twelve months ending December 31, 2003, $0.1 million is expected to be amortized. The amortization for the three- and nine-month periods ended September 30, 2003 was $37,000 and $44,000, respectively, as compared to $0 for the same periods in 2002.

NOTE J - SUBSEQUENT EVENTS

     Alterra Healthcare Corporation. On November 1, 2003, we re-leased one assisted living facility ("ALF") formerly leased by Alterra, located in Washington and representing 52 beds, to a new operator under a Lease, which has a ten-year term and has an initial annual lease rate of $0.2 million. We are in the process of negotiating terms and conditions for the re-lease of the remaining two properties. In the interim, Alterra will continue to operate the two facilities.

     Sun Healthcare Group Inc. On November 1, 2003, we re-leased two SNFs formerly leased by Sun, located in California and representing 185 beds, to a new operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $0.6 million. In addition, on October 1, 2003, we re-leased three SNFs formerly leased by Sun, located in California and representing 271 beds, to a new operator under a Master Lease, which has a 15-year term and has an initial annual lease rate of $1.24 million.

     Separately, we continue our ongoing restructuring discussions with Sun. At the time of this filing, we cannot determine the timing or outcome of these discussions. There can be no assurance that Sun will continue to pay rent at any level, although, we believe that alternative operators would be available to lease or buy the remaining Sun facilities if an appropriate agreement is not completed with Sun. However, as a result of the above mentioned transitions of the five former Sun facilities, Sun's contractual monthly rent, starting in November, was reduced approximately $0.15 million from approximately $2.00 million to approximately $1.85 million. For the month of November, Sun remitted approximately $1.51 million in lease payments (or $18.1 million annually) similar to what was paid on a monthly basis during the third quarter of 2003. Rent received in November from the ten former Sun facilities (five mentioned above, plus five facilities re-leased in July - see Note B - Properties; Purchase/Leaseback) totaled approximately $0.35 million or $4.22 million annually.

     Claremont  Healthcare  Holdings,   Inc.  Effective  November  7,  2003,  we
re-leased two SNFs formerly leased by Claremont, located in Ohio and representing 279 beds, to a new operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $1.2 million.

     Claremont failed to pay base rent due on November 1, 2003 in the amount of $0.5 million. On November 10, 2003, we applied a security deposit in the amount of $0.5 million to pay Claremont's November rent payment and we demanded that Claremont restore the $0.5 million security deposit. As of the date of this filing, we have no additional security deposits with Claremont. We are recognizing revenue from Claremont on a cash-basis as it is received.

     Other Assets. On November 4, 2003, we sold one closed facility located in Iowa for its approximate net book value. On October 31, 2003, we sold one closed facility located in Florida, realizing proceeds of $2.6 million, net of closing costs, resulting in a gain of $1.5 million. These two facilities are part of the nine closed facilities at September 30, 2003 and are included in "Land and buildings at cost" in our Consolidated Balance Sheet. (See Note B - Properties; Closed Facilities). In addition, on October 31, 2003, we sold our remaining held for sale facility located in Texas, realizing proceeds of $1.5 million, net of closing costs, resulting in a loss of $0.8 million. (See Note B - Properties; Assets Held for Sale).


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of September 30, 2003, our portfolio of domestic investments consisted of 216 healthcare facilities, located in 28 states and operated by 34 third-party operators. Our gross investment in these facilities, net of impairments, totaled $830.1 million at September 30, 2003, with 97.2% of our real estate investments related to long-term care facilities. This portfolio is made up of 153 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 51 long-term healthcare facilities, one long-term healthcare facility that was recovered from a customer and is currently operated through a third-party management contract for our own account and nine long-term healthcare facilities that were recovered from customers and are currently closed. At September 30, 2003, we also held miscellaneous investments and assets held for sale of approximately $28.6 million, including a $1.3 million investment in Principal Healthcare Finance Trust and $18.1 million of notes receivable, net of allowance. (See Note J - Subsequent Events).

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

     Accounts Receivable-Owned and Operated Assets. Accounts receivable from owned and operated assets consist of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items.

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

     Revenues for the three- and nine-month periods ended September 30, 2003 totaled $20.9 million and $66.3 million, respectively, a decrease of $10.0 million and $42.9 million, respectively, from the same periods in 2002. When excluding nursing home revenues of owned and operated assets, revenues decreased $3.2 million and $2.2 million versus the three- and nine-month periods ended September 30, 2002, respectively. The decrease during the quarter was primarily the result of operator restructurings. The decrease for the nine-month period is primarily due to operator restructurings and the second quarter sale of our investment in a Baltimore, Maryland asset, offset by a legal settlement (see below).

     Rental income for the three- and nine-month periods ended September 30, 2003 were $16.5 million and $49.4 million, respectively, an increase of $0 and $1.8 million from the same periods in 2002. The $1.8 million increase for the nine-month period is due to $1.7 million relating to contractual increases in rents that became effective in the second half of 2002 and in 2003 and $0.4 million in net new leases (new lease revenue offset by the loss of lease revenue due to operator foreclosures, bankruptcies and restructurings), offset by $0.3 million due to deferral for non-payment.

     Mortgage interest income for the three- and nine-month periods ended September 30, 2003 totaled $3.5 million and $11.3 million, respectively, a decrease of $1.8 million and $4.6 million from the same periods in 2002. The $1.8 million three-month decrease is primarily the result of operator bankruptcies and restructurings of $1.5 million and mortgage payoffs and normal amortization of $0.3 million. The $4.6 million nine-month decrease versus 2002 is primarily the result of operator bankruptcies and restructurings of $3.5 million and mortgage payoffs and normal amortization of $1.1 million.

     Other investment income for the three- and nine-month periods ended September 30, 2003 totaled $0.7 million and $2.4 million, respectively, a decrease of $1.4 million and $1.8 million from the same periods in 2002. The decrease in both the three- and nine-month periods is primarily due to the second quarter 2003 sale of a Baltimore, Maryland asset, leased by the United States Postal Service.

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

     Expenses for the three- and nine-month periods ended September 30, 2003 totaled $17.3 million and $51.2 million, respectively, a decrease of $23.6 million and $60.6 million from the same periods in 2002. When excluding nursing home expenses of owned and operated assets, expenses were $17.3 million and $49.8 million, respectively, for the three- and nine-month periods ended September 30, 2003 versus $21.2 million and $55.0 million for the same periods in 2002. The $3.9 million decrease for the three-month period ended September 30, 2003 primarily resulted from a $4.3 million provision for impairment recorded during the third quarter of 2003 compared to a provision for impairment of $2.4 million and a provision for uncollectible mortgages, notes and accounts receivable of $5.2 million, both taken in the third quarter of 2002. In addition, interest expense decreased approximately $0.9 million from $6.4 million for the third quarter of 2002 to $5.5 million for the three-month period ended September 30, 2003. The $5.2 million decrease for the nine-month period ended September 30, 2003 is primarily due to $3.8 million of interest savings, $1.0 million favorable reduction in general and administrative and legal expenses, $8.9 million favorable reduction in provision for uncollectible mortgages, notes and accounts receivable, off set by an increase of $7.2 million in provision for impairment and $1.0 million in adjustments of derivatives to fair value. We believe that the presentation of our revenues and expenses, excluding nursing home owned and operated assets, provides a useful measure of the operating performance of our core portfolio as a REIT in view of the disposition of all but one of our owned and operated assets.

     Nursing home expenses, net of nursing home revenues, for owned and operated assets for the three- and nine-month periods ended September 30, 2003 were $19 thousand and $1.5 million, respectively, a decrease of $12.9 million and $14.6 million from the same periods in 2002. The decrease was a result of the decrease in the number of owned and operated facilities from eight at September 30, 2002 to one at September 30, 2003.

      Interest expense for the three- and nine-month periods ended September 30, 2003 was $5.5 million and $18.0 million, respectively, compared to $6.4 million and $21.8 million for the same periods in 2002. The decrease for the three- and nine-month periods is primarily due to a $22.0 million reduction of total outstanding debt versus the same periods in 2002.

     General and administrative and legal expenses for the three- and nine-month periods ended September 30, 2003, totaled $2.0 million and $6.3 million, respectively, compared with $2.2 million and $7.3 million for the same periods in 2002. The $0.2 million decrease for the three-month period ended September 30, 2003 is primarily due to a reduction in consulting costs relating to the reduction in the number of our owned and operated facilities. The $1.0 million decrease for the nine-month period ended September 30, 2003 is primarily due to a reduction in legal and consulting costs relating to the reduction in the number of our owned and operated facilities.

     A provision for impairment of $4.3 million and $8.9 million was recorded for the three- and nine-month periods ended September 30, 2003. The $4.3 million provision reduced the carrying value of a facility in the process of being closed to its estimated fair value less estimated costs to dispose. A provision for impairment of $4.6 million, taken in the first quarter of 2003, reduced the carrying value of a closed building to its estimated fair value less estimated costs to dispose. The buildings are being actively marketed for sale; however, there can be no assurance if, or when, such sales will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the assets. A provision for impairment of $2.4 million and $1.7 million was recorded for the three- and nine-month periods ended September 30, 2002, respectively. The $2.4 million provision was to reduce the carrying value of one owned and operated building and three core buildings that were closed during the third quarter of 2003 to their estimated fair value less estimated costs to dispose. The $1.7 million provision was to reduce the value of three closed owned and operated buildings and three closed core buildings to their estimated fair value less estimated costs to dispose. (See Note B - Properties; Owned and Operated Assets and Closed Facilities).

     There were no charges recognized for provision for uncollectible mortgages, notes and accounts receivable during the three- and nine-month period ended September 30, 2003. Charges of $5.2 million and $8.9 million for provision for uncollectible mortgages, notes and accounts receivable were recognized during the three- and nine-month period ended September 30, 2002, respectively. The $5.2 million charge was primarily related to the write-down of one loan to a bankrupt operator during the third quarter of 2002. The $8.9 million consists primarily of the write-down of the aforementioned loan during the quarter as well as the restructuring and reduction of debt owed by Madison, as part of the compromise and settlement of a lawsuit with Madison. (See Note G - Litigation).

     During the three-month period ended September 30, 2003, we sold four closed facilities. We sold one facility located in Texas, realizing proceeds of $1.0 million, net of closing costs, resulting in a gain of approximately $0.6 million. We sold one facility located in Connecticut, realizing proceeds of approximately $1.2 million, net of closing costs, resulting in a gain of approximately $0.8 million. One facility located in Massachusetts was sold, realizing proceeds of $0.9 million, net of closing costs, resulting in a gain of approximately $0.3 million. Finally, one facility located in Florida was sold, realizing proceeds of $0.6 million, net of closing costs, resulting in a loss of approximately $0.3 million. We also sold two closed assets held for sale buildings in Indiana, realizing proceeds of $0.3 million, net of closing costs, resulting in a gain of approximately $0.1 million. (See Note B - Properties; Closed Facilities and Assets Held for Sale). During the three-month period ended September 30, 2002, we sold our investments in Omega Worldwide, Inc. and Principal Healthcare Finance Limited, realizing proceeds of $10.2 million, resulting in a gain of $2.2 million.

     During the three-month period ended June 30, 2003, we sold an investment in a Baltimore, Maryland asset, leased by the United States Postal Service, for approximately $19.6 million. The purchaser paid us gross proceeds of $1.95 million and assumed the first mortgage of approximately $17.6 million. As a result, we recorded a gain of $1.3 million, net of closing costs and other expenses. Also during the second quarter of 2003, we sold one closed building located in Indiana, realizing proceeds, net of closing costs, of $0.2 million, resulting in a gain of approximately $0.1 million.

     The table below reconciles reported revenues and expenses to revenues and expenses excluding nursing home revenues and expenses of owned and operated assets. Nursing home revenues and expenses of owned and operated assets for the three- and nine-month periods ended September 30, 2003 are shown on a net basis on the face of our Consolidated Statements of Operations and are shown on a gross basis for the three- and nine-month periods ended September 30, 2002. Since nursing home revenues are not included in reported revenues for the three- and nine-month periods ended September 30, 2003, no adjustment is necessary to exclude nursing home revenues.

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       ------------------     ------------------
                                        2003       2002        2003       2002
                                       ------------------     ------------------
                                         (IN THOUSANDS)         (IN THOUSANDS)

Total revenues......................... $20,926   $30,882     $66,279  $109,210
Nursing home revenues of owned and
  operated assets......................       -     6,798           -    40,756
                                       ------------------     ------------------
  REVENUES EXCLUDING NURSING HOME
    REVENUES OF OWNED AND OPERATED
    ASSETS............................. $20,926   $24,084     $66,279  $ 68,454
                                       ==================     ==================

Total expenses......................... $17,333   $40,900     $51,210  $111,840
Nursing home expenses of owned and
  operated assets......................       -    19,677           -    56,862
Nursing home revenues and expenses of
  owned and operated assets - net......      19         -       1,457         -
                                       ------------------     ------------------
  EXPENSES EXCLUDING NURSING HOME
    EXPENSES OF OWNED AND OPERATED
    ASSETS............................. $17,314   $21,223     $49,753  $ 54,978
                                       ==================     ==================

PORTFOLIO DEVELOPMENTS

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

     Effective July 7, 2003, we amended our Master Lease with a subsidiary of Alterra whereby the number of leased facilities was reduced from eight to five. The amended Master Lease has a remaining term of approximately ten years with an annual rent requirement of approximately $1.5 million. This compares to the 2002 annualized revenue of $2.6 million. On November 1, 2003, we re-leased one ALF formerly leased by Alterra, located in Washington and representing 52 beds, to a new operator under a Lease, which has a ten-year term and has an initial annual lease rate of $0.2 million. We are in the process of negotiating terms and conditions for the re-lease of the remaining two properties. In the interim, Alterra will continue to operate the two facilities. (See Note J - Subsequent Events). The Amended Master Lease was approved by the U.S. Bankruptcy Court in the District of Delaware.

     Claremont  Healthcare  Holdings,   Inc.  Effective  November  7,  2003,  we
re-leased two SNFs formerly leased by Claremont, located in Ohio and representing 279 beds, to a new operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $1.2 million.

     Claremont failed to pay base rent due on November 1, 2003 in the amount of $0.5 million. On November 10, 2003, we applied a security deposit in the amount of $0.5 million to pay Claremont's November rent payment and we demanded that Claremont restore the $0.5 million security deposit. As of the date of this filing, we have no additional security deposits with Claremont. We continue to recognize revenue from Claremont on a cash-basis as it is received. (See Note J
- Subsequent Events).

     Sun Healthcare Group, Inc. Effective July 1, 2003, we re-leased five former Sun SNFs in the following three separate lease transactions: (i) a Master Lease of two SNFs in Florida, representing 350 beds, which Master Lease has a ten-year term and has an initial annual lease rate of $1.3 million; (ii) a Master Lease of two SNFs in Texas, representing 256 beds, which Master Lease has a ten-year term and has an initial annual lease rate of $800,000; and (iii) a lease of one SNF in Louisiana, representing 131 beds, which lease has a ten-year term and requires an initial annual lease rate of $400,000. Aggregate monthly contractual lease payments, under all three transactions, total approximately $208,000 and commenced July 1, 2003.

     On October 1, 2003, we re-leased three SNFs formerly leased by Sun, located in California and representing 271 beds, to a new operator under a Master Lease, which has a 15-year term and has an initial annual lease rate of $1.24 million.

     As a result of the transitions mentioned above, Sun's contractual monthly rent, starting in October, was reduced approximately $0.15 million from approximately $2.00 million to approximately $1.85 million. For the month of November, Sun remitted approximately $1.51 million in lease payments (or $18.1 million annually) similar to what was paid on a monthly basis during the third quarter of 2003. Revenue from Sun continues to be recognized on a cash-basis as it is received. Rent received in November from the ten former Sun facilities mentioned above totaled approximately $0.35 million or $4.22 million annually.

     On November 1, 2003, we re-leased two SNFs formerly leased by Sun, located in California and representing 185 beds, to a new operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $0.6 million. (See Note J - Subsequent Events).

     Separately, we continue our ongoing restructuring discussions with Sun and have entered into letters of intent with respect to many of the Sun properties. At the time of this filing, we cannot determine the timing or outcome of these discussions. There can be no assurance that Sun will continue to pay rent at any level, although, we believe that alternative operators would be available to lease or buy the remaining Sun facilities if an appropriate agreement is not completed with Sun. (See "Reimbursement Issues and Other Factors Affecting Future Results" below).

     Other Assets. On November 4, 2003, we sold one closed facility located in Iowa for its approximate net book value. October 31, 2003, we sold one closed facility located in Florida, realizing proceeds of $2.6 million, net of closing costs, resulting in a gain of $1.5 million. These two facilities are part of the nine closed facilities at September 30, 2003 and are included in "Land and buildings at cost" in our Consolidated Balance Sheet. (See Note B - Properties; Closed Facilities and Note J - Subsequent Events). In addition, on October 31, 2003, we sold our remaining held for sale facility located in Texas, realizing proceeds of $1.5 million, net of closing costs, resulting in a loss of $0.8 million. (See Note B - Properties; Assets Held for Sale and Note J - Subsequent Events).

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, we had total assets of $746.9 million, stockholders equity of $430.4 million and debt of $297.5 million, representing approximately 40.9% of total capitalization.

BANK CREDIT AGREEMENTS

     In June 2003, we completed a new $225 million Senior Secured Credit Facility arranged and syndicated by GE Healthcare Financial Services. At the closing, we borrowed $187.1 million under the new Credit Facility to repay borrowings under our two previous credit facilities and replace letters of credit. In addition, proceeds from the loan were permitted to be used to pay cumulative unpaid preferred dividends, and are permitted to be used for general corporate purposes.

     The new Credit Facility includes a $125 million term loan and a $100 million revolving line of credit fully secured by 121 facilities representing approximately half of the our invested assets. Both the Term Loan and Revolver have a four-year maturity with a one-year extension at our option. The Term Loan amortizes on a 25-year basis and is priced at London Interbank Offered Rate plus a spread of 3.75%, with a floor of 6.00%. The Revolver is also priced at LIBOR plus a 3.75% spread, with a 6.00% floor.

     At September 30, 2003, we had $190.5 million of Credit Facility borrowings outstanding and $12.1 million of letters of credit outstanding, leaving availability of $22.0 million. The $190.5 million of outstanding borrowings had an interest rate of 6.00% at September 30, 2003. (See Note H - Borrowing Arrangements).

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

     In prior years, we have historically distributed to stockholders a large portion of the cash available from operations. On February 1, 2001, we announced the suspension of all common and preferred dividends. Prior to recommencing the payment of dividends on our common stock, all accrued and unpaid dividends on our Series A, B and C preferred stock must be paid in full. Due to our 2002 taxable loss, no distribution was necessary to maintain our REIT status for 2002. Net operating loss carry-forwards through 2002 of approximately $21.9 million, which is comprised of $7.3 million associated with our REIT and $14.6 million associated with our taxable REIT subsidiary, are available to help offset taxable income.

     In July 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock to be paid August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, our Board declared the regular quarterly dividend for all classes of preferred stock to be paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. As a result, for the nine months ended September 30, 2003, preferred cash dividend payments totaling $54.9 million were paid; however, no preferred cash dividends were paid during the twelve months ended December 31, 2002 and 2001.

     Series A and Series B preferred stockholders of record on August 5, 2003 were paid dividends in the amount of approximately $6.36 and $5.93 per preferred share, respectively, on August 15, 2003. Our Series C preferred stockholder were paid dividends of approximately $27.31 per Series C preferred share on August 15, 2003. The liquidation preference for our Series A, B and C preferred stock is $25.00, $25.00 and $100.00 per share, respectively, excluding cumulative unpaid dividends. Total August 2003 dividend payments for all classes of preferred stock were approximately $54.9 million.

     Cumulative unpaid dividends represent unpaid dividends accrued for the period from November 1, 2000 through April 30, 2003. Regular quarterly dividends represent dividends for the period May 1, 2003 through July 31, 2003. In aggregate, preferred dividends continue to accumulate at approximately $5.0 million per quarter.

     No common cash dividends were paid during the nine months ended September 30, 2003 or the twelve months ended December 31, 2002 and 2001. However, in September 2003, our Board of Directors declared the reinstatement of its common dividend to be paid November 17, 2003 to common shareholders of record on October 31, 2003 in the amount of $0.15 per share. In addition, our Board declared its regular quarterly dividends for all classes of preferred stock to be paid November 17, 2003 to preferred stockholders of record on October 31, 2003. (See Note D - Dividends).

     Series A and Series B preferred stockholders of record on October 31, 2003 will be paid dividends in the amount of approximately $0.578 and $0.539 per preferred share, respectively, on November 17, 2003. Our Series C preferred stockholder will be paid dividends of $2.50 per Series C preferred share on November 17, 2003. The liquidation preference for our Series A, B and C preferred stock is $25.00, $25.00 and $100.00 per share, respectively. Regular quarterly dividends represent dividends for the period August 1, 2003 through October 31, 2003. Total dividend payments for all classes of preferred stock are approximately $5.0 million. (See Note D - Dividends).

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

     MEDICARE REIMBURSEMENT. Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as the facility owned and operated for our own account, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and subject to frequent and substantial change. The Balanced Budget Act of 1997 ("Balanced Budget Act") significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities shifted from payments based on reasonable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, skilled nursing facilities are paid on a per diem prospective case-mix adjusted payment basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue it derives from Medicare patients. Long-term care facilities have had to attempt to restructure their operations to operate profitably under the new Medicare prospective payment system reimbursement policies.

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

     On August 4, 2003, CMS published the payment rates for SNFs for federal fiscal year 2004 (effective on October 1, 2003). CMS announced that the SNF update would be a 3.0% increase in Medicare payments for federal fiscal year 2004. In addition, CMS announced that the two temporary payment increases - the 20% and 6.7% add-ons for certain payment categories - will continue to be effective for federal fiscal year 2004.

     Also in the August 4, 2003 announcement, CMS confirmed its intention to incorporate a forecast error adjustment that takes into account previous years' update errors. According to CMS, there was a cumulative SNF market basket, or inflation adjustment, forecast error of 3.26% for federal fiscal years 2000 through 2002. As a result, CMS has increased the national payment rate by an additional 3.26% above the 3.0% increase for federal fiscal year 2004.

     Due to the temporary nature of the 20% and 6.7% payment increases established under the Balanced Budget Relief Act and Benefits Improvement and Protection Act, we cannot be assured that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot be assured that there will be any future legislation to increase payment rates for skilled nursing facilities. If payment rates for skilled nursing facilities are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

     MEDICAID AND OTHER THIRD-PARTY REIMBURSEMENT. Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of its citizens.

     Rising Medicaid costs and decreasing state revenues caused by current economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of our properties. In early 2003, many states announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing "freezes" or cuts in Medicaid reimbursement rates, including rates paid to SNF providers, or reductions in Medicaid enrollee benefits, including long-term care benefits. We cannot predict the extent to which Medicaid rate freezes or cuts or benefit reductions will ultimately be adopted, the number of states that will adopt them nor the impact of such adoption on our operators. However, extensive Medicaid rate cuts or freezes or benefit reductions could have a material adverse effect on our operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments to us.

     On May 28, 2003, the federal Jobs and Growth Tax Relief Reconciliation Act ("Tax Relief Act") was signed into law, which included an increase in Medicaid federal funding for five fiscal quarters (April 1, 2003 through June 30, 2004). In addition, the Tax Relief Act provides state fiscal relief for federal fiscal years 2003 and 2004 to assist states with funding shortfalls. It is anticipated that these temporary federal funding provisions could mitigate state Medicaid funding reductions through federal fiscal year 2004.

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

     POTENTIAL RISKS FROM BANKRUPTCIES. Our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease ("Master Lease") covering all of that operator's facilities. Although each lease or Master Lease provides that we may terminate the Master Lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978, as amended, ("Bankruptcy Act") provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Act, or a debtor-in-possession in a reorganization, has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee, in a reorganization, were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible to determine at this time whether or not any of our leases or Master Leases contains any such provision. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years.

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

     CONCENTRATION OF RISK. Approximately 45.9% of our real estate investments are operated by four public companies: Sun (22.8%), Advocat (12.6%), Mariner (7.2%), and Alterra (3.3%). The three largest private operators represent 9.9%, 6.6% and 3.8%, respectively, of our investments. No other operator represents more than 2.8% of our investments. The three states in which we have our highest concentration of investments are Florida (15.4%), California (8.0%) and Illinois (8.0%).

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

     RISKS RELATED TO OWNED AND OPERATED ASSETS. As a consequence of the financial difficulties encountered by a number of our operators, over the last several years we recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. We are typically required to hold applicable licenses and are responsible for the regulatory compliance at our owned and operated facilities. At September 30, 2003, we had one facility, managed under a third-party management agreement, classified as owned and operated. Our management contract with this third-party operator provides that the third-party operator is responsible for regulatory compliance, but we could be sanctioned for violation of regulatory requirements. In general, the risks of third-party claims such as patient care and personal injury claims are higher with respect to our owned and operated property as compared with our leased and mortgaged assets.

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

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risk. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at September 30, 2003 was $287.0 million. A one-percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $2.7 million.

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

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated Other Comprehensive Income. On September 30, 2003, the derivative instrument was reported at its fair value of $5.3 million as compared to its fair value at December 31, 2002 of $7.3 million. An adjustment of $1.2 million (gain) and $1.9 million (loss) to Other Comprehensive Income was made for the change in fair value of this cap during the three- and nine-month periods ended September 30, 2003, respectively. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the twelve months ending December 31, 2003, $0.1 million is expected to be amortized. The amortization for the three- and nine-month periods ended September 30, 2003 was $37,000 and $44,000, respectively, as compared to $0 for the same periods in 2002.


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

     None this period.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None this period.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - The following Exhibits are filed herewith:

     Exhibit     Description

     10.1        2000 Stock Incentive Plan (as amended January 1, 2001).

     31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

     (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed or furnished during the quarter ended September 30, 2003:

          On July 25, 2003, Omega Healthcare Investors, Inc. furnished a Current Report on Form 8-K pursuant to Item 9 announcing its results of operations and financial condition as of and for the quarter ended June 30, 2003 and the reinstatement of preferred dividends.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant


Date:  November 10, 2003           By:  /s/  C. TAYLOR PICKETT
                                        ------------------------------
                                             C. Taylor Pickett
                                             Chief Executive Officer

Date:  November 10, 2003           By:  /s/  ROBERT O. STEPHENSON
                                        ------------------------------
                                             Robert O. Stephenson
                                             Chief Financial Officer