Form 10-K
period 2003-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2004-02-20
CIK 888491

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-11316

                        OMEGA HEALTHCARE INVESTORS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           MARYLAND                                       38-3041398
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

        9690 DEERECO RD., SUITE 100
              TIMONIUM, MD                                  21093
         (Address of Principal                           (Zip Code)
           Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 410-427-1700
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EXCHANGE ON
    TITLE OF EACH CLASS                                  WHICH REGISTERED
Common Stock, $.10 Par Value
  and associated stockholder protection rights           New York Stock Exchange
9.25% Series A Cumulative Preferred Stock, $1 Par Value New York Stock Exchange 8.625% Series B Cumulative Preferred Stock, $1 Par Value New York Stock Exchange 8.375%Series D Cumulative Redeemable Preferred Stock,
  $1 Par Value                                           New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $195,071,909. The aggregate market value was computed using the $5.25 closing price per share for such stock on the New York Stock Exchange on June 30, 2003.

     As of February 18, 2004 there were 43,608,956 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

--------------------------------------------------------------------------------

                        OMEGA HEALTHCARE INVESTORS, INC.
                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART 1
                                                                                                                 Page
Item 1.   Business of the Company..........................................................................        1
             Overview......................................................................................        1
             Summary of Financial Information..............................................................        1
             Description of the Business...................................................................        2
             Executive Officers of Our Company.............................................................        4
             Risk Factors..................................................................................        5
Item 2.   Properties.......................................................................................       15
Item 3.   Legal Proceedings................................................................................       17
Item 4.   Submission of Matters to a Vote of Security Holders..............................................       17

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters........................       18
Item 6.   Selected Financial Data..........................................................................       19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............       20
             Overview......................................................................................       20
             Critical Accounting Policies and Estimates....................................................       22
             Results of Operations.........................................................................       24
             Portfolio Developments........................................................................       29
             Liquidity and Capital Resources...............................................................       31
             Series D Preferred Offering; Series C Preferred Repurchase and Conversion.....................       33
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................................       35
Item 8.   Financial Statements and Supplementary Data......................................................       36
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............       36
Item 9A.  Controls and Procedures..........................................................................       36


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............................................       37
Item 11.  Executive Compensation...........................................................................       40
Item 12.  Security Ownership of Certain Beneficial Owners and Management...................................       44
Item 13.  Certain Relationships and Related Transactions...................................................       46
Item 14.  Principal Accountant Fees and Services...........................................................       47

                                     PART IV

Item 15.  Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K............       48

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

     As of December 31, 2003, our portfolio of investments consisted of 211 healthcare facilities, located in 28 states and operated by 39 third-party operators. Our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled $812.3 million. This portfolio is made up of:

     o 151 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties;

     o    fixed rate mortgages on 51 long-term healthcare facilities;

     o one long-term healthcare facility that was recovered from customers and is currently operated through third-party management contracts for our own account; and

     o six long-term healthcare facilities that were recovered from customers and are currently closed.

     In addition, we hold miscellaneous investments of approximately $29.8 million at December 31, 2003, including $22.7 million of notes receivable, net of allowance, consisting primarily of secured loans to third-party operators to our facilities.

     Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

SUMMARY OF FINANCIAL INFORMATION

     The following tables summarize our revenues and real estate assets by asset category for 2003, 2002 and 2001. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 3 - Properties,
Note 4 - Mortgage Notes Receivable and Note 16 - Segment Information to our audited consolidated financial statements).

                           REVENUES BY ASSET CATEGORY
                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                                2003         2002         2001
                                                                                              ----------------------------------
Core assets:
   Lease rental income.....................................................................   $ 65,121     $ 62,718     $ 60,117
   Mortgage interest income................................................................     14,747       20,922       20,478
                                                                                              ----------------------------------
       Total core asset revenues...........................................................     79,868       83,640       80,595
Other asset revenue........................................................................      2,982        5,302        4,845
Miscellaneous income.......................................................................      3,417        1,757        2,642
                                                                                              ----------------------------------
       Total revenue before owned and operated assets......................................     86,267       90,699       88,082
Owned and operated assets revenue..........................................................          -       42,905      162,042
                                                                                              ----------------------------------
       Total revenue.......................................................................   $ 86,267     $133,604     $250,124
                                                                                              ==================================

                      REAL ESTATE ASSETS BY ASSET CATEGORY
                                 (IN THOUSANDS)

                                                                                                 AS OF DECEMBER 31,
                                                                                                2003         2002
                                                                                              -----------------------
Core assets:
   Leased assets...........................................................................   $687,159     $663,617
   Mortgaged assets........................................................................    119,815      173,914
                                                                                              -----------------------
       Total core assets...................................................................    806,974      837,531
Other assets...............................................................................     29,787       36,887
                                                                                              -----------------------
       Total real estate assets before owned and operated assets...........................    836,761      874,418
Owned and operated and held for sale assets................................................      5,295        7,895
                                                                                              -----------------------
       Total real estate assets............................................................   $842,056     $882,313
                                                                                              =======================

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

     o the facility's historical, current and forecasted cash flow and its ability to meet operational needs, capital expenditures and lease or debt service obligations, providing a competitive return on investment to us;

     o    the construction quality, condition and design of the facility;

     o    the geographic area and type of facility;

     o the tax, growth, regulatory and reimbursement environment of the jurisdiction in which the facility is located;

     o the occupancy and demand for similar healthcare facilities in the same or nearby communities; and

     o    the payor mix of private, Medicare and Medicaid patients.

     One of our fundamental investment strategies is to obtain contractual rent escalations under long-term, non-cancelable, "triple-net" leases and fixed-rate mortgage loans, and to obtain substantial liquidity deposits. Additional security is typically provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate/personal guarantees, when appropriate.

     We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we sometimes pursue alternative investment structures, including convertible participating and participating mortgages, that achieve returns comparable to equity investments. The following summarizes the primary investment structures we typically use. Average annualized yields reflect existing contractual arrangements. However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of January 1, 2004 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

     PURCHASE/LEASEBACK. In a Purchase/Leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms typically ranging from 5 to 15 years, plus renewal options. The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the Consumer Price Index ("CPI") or increases in the revenue streams generated by the underlying properties, with certain fixed minimum and maximum levels. The average annualized yield from leases was 10.1% at January 1, 2004.

     CONVERTIBLE PARTICIPATING MORTGAGE. Convertible participating mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in the revenues generated by the underlying long-term care facilities, with certain maximum limits. Convertible participating mortgages afford us the option to convert our mortgage into direct ownership of the property, generally at a point six to nine years from inception. If we exercise our purchase option, we are obligated to lease the property back to the operator for the balance of the originally agreed term and for the originally agreed participations in revenues or CPI adjustments. This allows us to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out our option at prices based on specified formulas. At December 31, 2003, we did not have any convertible participating mortgages.

     PARTICIPATING MORTGAGE. Participating mortgages are similar to convertible participating mortgages except that we do not have a purchase option. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. At December 31, 2003, we did not have any participating mortgages.

     FIXED-RATE MORTGAGE. These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was 11.2% at January 1, 2004.

     The following table identifies the years of expiration of the 2004 payment obligations due to us under existing contractual obligations. This information is provided solely to indicate the scheduled expiration of payment obligations due to us, and is not a forecast of expected revenues.

                                              MORTGAGE
                                   RENT       INTEREST       TOTAL         %
                              -------------------------------------------------
                                                (IN THOUSANDS)

2004........................  $ 1,260        $ 1,281        $ 2,541     3.07%
2005........................        -              -              -        -
2006........................    3,844          1,462          5,306     6.41
2007........................      360             44            404     0.49
2008........................      750              -            750     0.91
Thereafter..................   63,170         10,580         73,750    89.12
                              -------------------------------------------------
  Total.....................  $69,384        $13,367        $82,751   100.00%
                              =================================================

     The table set forth in Item 2 - Properties, contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2003.

     BORROWING POLICIES. We may incur additional indebtedness and have historically sought to maintain a long-term debt-to-total capitalization ratio in the range of 40% to 50%. Total capitalization is total stockholders equity plus long-term debt. We intend to periodically review our policy with respect to our debt-to-total capitalization ratio and to modify the policy as our management deems prudent in light of prevailing market conditions. Our strategy generally has been to match the maturity of our indebtedness with the maturity of our investment assets, and to employ long-term, fixed-rate debt to the extent practicable in view of market conditions in existence from time to time.

     We may use proceeds of any additional indebtedness to provide permanent financing for investments in additional healthcare facilities. We may obtain either secured or unsecured indebtedness, and may obtain indebtedness which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. Where debt financing is available on terms deemed favorable, we generally may invest in properties subject to existing loans, secured by mortgages, deeds of trust or similar liens on properties.

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

     Borrowings may be in the form of bank borrowings, secured or unsecured, and publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, long-term, tax-exempt bonds or financing from banks, institutional investors or other lenders, or securitizations, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in our assets. Such indebtedness may be recourse to all or any part of our assets or may be limited to the particular asset to which the indebtedness relates.

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

EXECUTIVE OFFICERS OF OUR COMPANY

     At the date of this report, the executive officers of our company are:

     C. Taylor Pickett (42) is the Chief Executive Officer and has served in this capacity since June, 2001. Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services. Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

     Daniel J. Booth (40) is the Chief Operating Officer and has served in this capacity since October, 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services, Inc.'s management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

     R. Lee Crabill, Jr. (50) is the Senior Vice President of Operations of our company and has served in this capacity since July, 2001. Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network from 1997 through 2000. Prior to that, he served as an Executive Vice President of Operations at Beverly Enterprises.

     Robert O. Stephenson (40) is the Chief Financial Officer and has served in this capacity since August, 2001. Prior to joining our company, Mr. Stephenson served from 1996 to July 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. Prior to Integrated Health Services, Mr. Stephenson served in management roles at CSX Intermodal, Martin Marietta Corporation and Electronic Data Systems.

     Mariner Post-Acute Network and Integrated Health Services, along with several other long-term care operators, each filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in January and February 2000, respectively.

     As of December 31, 2003, we had 17 full-time employees and one part-time employee, including the four executive officers listed above.

RISK FACTORS

        You should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected.

RISKS RELATED TO THE OPERATORS OF OUR FACILITIES

     Our financial position could be weakened and our ability to pay dividends could be limited if any of our major operators were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. These adverse developments could arise due to a number of factors, including those listed below.

OUR RECENT EFFORTS TO RESTRUCTURE AND STABILIZE OUR PORTFOLIO MAY NOT PROVE TO BE SUCCESSFUL.

     In large part as a result of the 1997 changes in Medicare reimbursement of services provided by skilled nursing facilities and reimbursement cuts imposed under state Medicaid programs, a number of operators of our properties have encountered significant financial difficulties during the last several years. In 1999, our investment portfolio consisted of 216 properties and our largest public operators (by investment) were Sun Healthcare Group, Inc. ("Sun"), Integrated Health Services, Advocat, Inc. ("Advocat") and Mariner Health Care Inc. ("Mariner"). Some of these operators, including Sun, Integrated Health Services and Mariner, subsequently filed for bankruptcy protection. Other of our operators were required to undertake significant restructuring efforts. We have restructured our arrangements with many of our operators whereby we have renegotiated lease and mortgage terms, re-leased properties to new operators and have closed and/or disposed of properties. At December 31, 2003, our investment portfolio consisted of 211 properties and our largest public operators (by investment) were Sun (20.7%), Advocat (12.8%) and Mariner (7.4%). Our largest private company operators (by investment) were Seacrest Healthcare (6.8%) and Claremont Healthcare Holdings, Inc. ("Claremont") (5.7%). We have a non-binding agreement in principle with Sun, our largest operator (by investment) regarding our 51 properties that were leased to various affiliates of Sun. Finalization of our agreement with Sun is subject to negotiation and execution of definitive documentation. In addition, we continue to have ongoing restructuring discussions with Claremont regarding five facilities Claremont currently leases from us. We might not be successful in reaching definitive agreements with Sun or Claremont. We are also aware of four properties in our portfolio located in Illinois where facility operations are currently insufficient to meet rental payments due to us under our leases for these facilities. These lease payments are currently being paid by the lessee from funds other than those generated by the facilities. It is possible that we will need to take steps to restructure this portion of our portfolio, or other properties in our portfolio with respect to which our operators encounter financial difficulty. We cannot assure you that our recent efforts to restructure and stabilize our property portfolio will be successful.

THE BANKRUPTCY, INSOLVENCY OR FINANCIAL DETERIORATION OF OUR OPERATORS COULD DELAY OUR ABILITY TO COLLECT UNPAID RENTS OR REQUIRE US TO FIND NEW OPERATORS FOR REJECTED FACILITIES.

     We are exposed to the risk that our operators may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict an operator, demand immediate repayment and other remedies, the bankruptcy laws afford certain protections to a party that has filed for bankruptcy that may render these remedies unenforceable. In addition, an operator in bankruptcy may be able to restrict our ability to collect unpaid rent or mortgage payments during the bankruptcy case.

     If one of our lessees seeks bankruptcy protection, title 11 of the United States Code ("Bankruptcy Code"), provides that a trustee in a liquidation or reorganization case under the Bankruptcy Code, or a debtor-in-possession in a reorganization case under the Bankruptcy Code, has the option to assume or reject the unexpired lease obligations of a debtor-lessee. However, our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease covering all of that operator's facilities leased from us. Subject to certain restrictions, a debtor- lessee under a master lease agreement would generally be required to assume or reject a master lease as a whole, rather than making the decision on a facility by facility basis, thereby preventing the debtor-lessee from assuming only the better performing facilities and terminating the leasing arrangement with respect to the poorer performing facilities. Whether or not a court would require a master lease agreement to be assumed or rejected as a whole would depend on a number of factors, including applicable state law, the parties intent, whether the master lease agreement and related documents were executed contemporaneously, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each lease, and the provisions contained in the relevant documents, including whether the relevant documents are interrelated and contain ample cross-references. Therefore, it is not possible to predict how a bankruptcy court would decide this issue.

     o ASSUMPTION OF LEASES. In the event that an unexpired lease is assumed by or on behalf of the debtor-lessee, any defaults, other than those created by the financial condition of the debtor-lessee, the commencement of its bankruptcy case or the appointment of a trustee, would have to be cured and all the rental obligations thereunder generally would be entitled to a priority over other unsecured claims. Generally, unexpired leases must be assumed in their totality, however, a bankruptcy court has the power to refuse to enforce certain provisions of a lease, such as cross-default provisions or penalty provisions, that would otherwise prevent or limit the ability of a debtor-lessee from assuming or assuming and assigning to another party the unexpired lease.

     o REJECTION OF LEASES. Generally, the debtor-lessee is required to make rent payments to us during its bankruptcy unless and until it rejects the lease. The rejection of a lease is deemed to be a pre-petition breach of the lease and the lessor will be allowed a pre-petition general unsecured claim that will be limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of (a) one year and (b) fifteen percent (15%), not to exceed three years, of the remaining term of such lease, following the earlier of (i) the petition date and (ii) repossession or surrender of the leased property. Although the amount of a lease rejection claim is subject to the statutory cap described above, the lessor should receive the same percentage recovery on account of its claim as other holders of allowed pre-petition unsecured claims receive from the bankruptcy estate. If the debtor-lessee rejects the lease, the facility would be returned to us. In that event, if we were unable to re-lease the facility to a new operator on favorable terms or only after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time.

     If an operator defaults under one of our mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to the property and thereafter making substantial improvements or repairs in order to maximize the facility's investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay provisions of the federal bankruptcy law would preclude us from enforcing foreclosure or other remedies against the operator unless relief is obtained from the court. High "loan to value" ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

     The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval and licensure process of any federal, state or local agency necessary for the replacement of the previous operator licensed to manage the facility. In some instances, we may take possession of a property and such action could expose us to successor liabilities. These events, if they were to occur, could reduce our revenue and operating cash flow.

OPERATORS THAT FAIL TO COMPLY WITH GOVERNMENTAL REIMBURSEMENT PROGRAMS SUCH AS MEDICARE OR MEDICAID, LICENSING AND CERTIFICATION REQUIREMENTS, FRAUD AND ABUSE REGULATIONS OR NEW LEGISLATIVE DEVELOPMENTS MAY BE UNABLE TO MEET THEIR OBLIGATIONS TO US.

     Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators' costs of doing business and the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

     o MEDICARE AND MEDICAID. A significant portion of our skilled nursing facility operators' revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain certification and accreditation in these programs would result in a loss of funding from such programs. Loss of certification or accreditation could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those facilities could be reduced, which could in turn cause the value of our affected properties to decline. State licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our operators' revenues, potentially jeopardizing their ability to meet their obligations to us.

     o LICENSING AND CERTIFICATION. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating or result in a suspension of reimbursement payments until all licensure issues have been resolved and the necessary licenses obtained or reinstated. Our skilled nursing facilities require governmental approval, in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may be unable to satisfy current and future certificate of need requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time.

     o FRAUD AND ABUSE REGULATIONS. There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Furthermore, the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, in cooperation with other federal and state agencies, continues to focus on the activities of skilled nursing facilities in certain states in which we have properties. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, these so-called "whistleblower" suits have become more frequent. The violation of any of these regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator's ability to make lease or mortgage payments to us or to continue operating its facility.

     o LEGISLATIVE AND REGULATORY DEVELOPMENTS. Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, P.Law 108-173, which is one example of such legislation, was enacted in late 2003. The Medicare reimbursement changes for the long term care industry under this Act are limited to a temporary increase in the per diem amount paid to skilled nursing facilities for residents who have AIDS. The significant expansion of other benefits for Medicare beneficiaries under this Act, such as the expanded prescription drug benefit, could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts for our operators. Other proposals under consideration include efforts by individual states to control costs by decreasing state Medicaid reimbursements, a federal "Patient Protection Act" to protect consumers in managed care plans, efforts to improve quality of care and reduce medical errors throughout the health care industry and hospital cost-containment initiatives by public and private payors. We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

     Regulatory proposals and rules are released on an ongoing basis that may have major impact on the healthcare system generally and the skilled nursing and long-term care industries in particular.

OUR OPERATORS DEPEND ON REIMBURSEMENT FROM GOVERNMENTAL AND OTHER THIRD-PARTY PAYORS AND REIMBURSEMENT RATES FROM SUCH PAYORS MAY BE REDUCED.

     Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators' revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our operators, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our operators' liquidity, financial condition and results of operations which could cause the revenues of our operators to decline and potentially jeopardize their ability to meet their obligations to us.

OUR OPERATORS MAY BE SUBJECT TO SIGNIFICANT LEGAL ACTIONS THAT COULD SUBJECT THEM TO INCREASED OPERATING COSTS AND SUBSTANTIAL UNINSURED LIABILITIES, WHICH MAY AFFECT THEIR ABILITY TO PAY THEIR LEASE AND MORTGAGE PAYMENTS TO US.

     As is typical in the healthcare industry, our operators are often subject to claims that their services have resulted in resident injury or other adverse effects. Many of these operators have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by our operators may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on an operator's financial condition. If an operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if an operator is required to pay uninsured punitive damages, or if an operator is subject to an uninsurable government enforcement action, the operator could be exposed to substantial additional liabilities.

ONE OF OUR LARGEST OPERATORS WAS RECENTLY SERVED WITH SIX LAWSUITS BY THE STATE OF ARKANSAS SEEKING SUBSTANTIAL DAMAGES RELATING TO PATIENT CARE ISSUES AND ALLEGED MEDICAID FALSE CLAIMS.

     On February 19, 2004, Advocat announced that it had been served with six lawsuits by the State of Arkansas alleging violations by Advocat and certain of its subsidiaries of the Arkansas Abuse of Adults Act and the Arkansas Medicaid False Claims Act. In its announcement, Advocat stated that the complaints seek, in the aggregate, actual damages of approximately $250,000 and fines and penalties in excess of $45 million. Although Advocat stated its intention to vigorously defend itself against the subject allegations, Advocat further stated that it cannot predict the outcome of the subject lawsuits or the impact of the ultimate outcome on Advocat's financial condition, cash flows or results of operations. Advocat accounts for approximately 13.4% of our 2003 total revenues. In the event that there is an adverse outcome to Advocat in these lawsuits, or in the event that Advocat's business is otherwise adversely affected as a result of the lawsuits (for example, as a result of penalties imposed in connection with a settlement of the lawsuits, as a result of licensure revocation, admission holds or similar restrictions being imposed or as a result of a decline in business due to reputational issues), and Advocat is unable to pay its full monthly rental obligation to us, then we will experience a reduction of our rental income. Should such events occur, our income and cash flows from operations would be adversely affected. We are unable currently to predict how this matter may ultimately affect us.

INCREASED COMPETITION AS WELL AS INCREASED OPERATING COSTS HAVE RESULTED IN LOWER REVENUES FOR SOME OF OUR OPERATORS AND MAY AFFECT THE ABILITY OF OUR TENANTS TO MEET THEIR PAYMENT OBLIGATIONS TO US.

     The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. We cannot be certain the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

     The market for qualified nurses, healthcare professionals and other key personnel is highly competitive and our operators may experience difficulties in attracting and retaining qualified personnel. Increases in labor costs due to higher wages and greater benefits required to attract and retain qualified healthcare personnel incurred by our operators could affect their ability to pay their lease or mortgage payments. This situation could be particularly acute in certain states that have enacted legislation establishing minimum staffing requirements.

RISKS RELATED TO US AND OUR OPERATIONS

     In addition to the operator related risks discussed above, there are a number of risks directly associated with us and our operations.

WE RELY ON EXTERNAL SOURCES OF CAPITAL TO FUND FUTURE CAPITAL NEEDS, AND IF WE ENCOUNTER DIFFICULTY IN OBTAINING SUCH CAPITAL, WE MAY NOT BE ABLE TO MAKE FUTURE INVESTMENTS NECESSARY TO GROW OUR BUSINESS OR MEET MATURING COMMITMENTS.

     In order to qualify as a REIT under the Internal Revenue Code, or the Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needs to make investments and to satisfy or refinance maturing commitments. As a result, we may rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market's perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Generally speaking, difficult capital market conditions in our industry during the past several years and our need to stabilize our portfolio have limited our access to capital. Our potential capital sources include, but are not limited to:

EQUITY FINANCING. As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time including:

     o    the extent of investor interest;

     o    the general reputation of REITs and the attractiveness of their equity
          securities  in  comparison  to  other  equity  securities,   including
          securities issued by other real estate-based companies;

     o    our financial performance and that of our operators;

     o    the contents of analyst reports about us and the REIT industry;

     o general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

     o our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from additional investments and rental increases; and

     o other factors such as governmental regulatory action and changes in REIT tax laws.

     The market value of the equity securities of a REIT is generally based upon the market's perception of the REIT's growth potential and its current and potential future earnings and cash distributions. Our failure to meet the market's expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock and reduce the value of your investment.

DEBT FINANCING/LEVERAGE. Financing for future investments and our maturing commitments may be provided by borrowings under our bank line of credit, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make timely payments of interest, that we will be unable to refinance existing indebtedness and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage. Our degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings, affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

CERTAIN OF OUR OPERATORS ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES.

     Based on existing contractual rent and lease payments regarding the restructuring of certain existing investments, Advocat and Sun each account for over 10% of our current contractual monthly revenues, with Sun accounting for slightly over 20% of our current contractual monthly revenues. Additionally, our top five operators account for over 55% of our current contractual monthly revenues. The failure or inability of any of these operators to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline. For information regarding our non-binding agreement in principle with Sun, see "Portfolio Developments; Sun Healthcare Group, Inc."

UNFORESEEN COSTS ASSOCIATED WITH THE ACQUISITION OF NEW PROPERTIES COULD REDUCE OUR PROFITABILITY.

     Our business strategy contemplates future acquisitions that may not prove to be successful. For example, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, or newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide funding to enable healthcare operators to build, expand or renovate facilities on our properties and the project is not completed, we could be forced to become involved in the development to ensure completion or we could lose the property. These costs may negatively affect our results of operations.

OUR ASSETS MAY BE SUBJECT TO IMPAIRMENT CHARGES.

     We periodically but not less than annually evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs.

WE MAY NOT BE ABLE TO SELL CERTAIN CLOSED FACILITIES FOR THEIR BOOK VALUE.

     From time to time, we close facilities and actively market such facilities for sale. To the extent we are unable to sell these properties for our book value, we may be required to take an impairment charge or loss on the sale, either of which would reduce our net income.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We have substantial indebtedness and we may increase our indebtedness in the future. As of December 31, 2003, our debt was $280.6 million, the majority of which currently comes due in 2007. Our level of indebtedness could have important consequences to our stockholders. For example, it could:

     o limit our ability to satisfy our obligations with respect to holders of our capital stock;

     o potentially cause us to violate a cross-default provision under our various long-term debt obligations;

     o    make us more vulnerable to economic downturns;

     o potentially limit our ability to withstand competitive pressures if, as a result of a decline in our rating agency ratings, our cost of capital increases as compared to our competitors' cost of capital thus reducing the spread on our investments; and

     o    impair our ability to obtain  additional  financing  in the future for
          working  capital,   capital  expenditures,   acquisitions  or  general
          corporate purposes.

OUR REAL ESTATE INVESTMENTS ARE RELATIVELY ILLIQUID.

     Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. All of our properties are "special purpose" properties that could not be readily converted to general residential, retail or office use. Healthcare facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs--in some cases without a prior hearing--for failure to meet program requirements. Transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or mortgagor becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.

AS AN OWNER OR LENDER WITH RESPECT TO REAL PROPERTY, WE MAY BE EXPOSED TO POSSIBLE ENVIRONMENTAL LIABILITIES.

     Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable in certain circumstances for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property, and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce the owner's revenues.

     Although our leases and mortgage loans require the lessee and the mortgagor to indemnify us for certain environmental liabilities, the scope of such obligations may be limited, and we cannot assure you that any such mortgagor or lessee would be able to fulfill its indemnification obligations.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE. THIS COMPETITION MAY PREVENT US FROM RAISING PRICES AT THE SAME PACE AS OUR COSTS INCREASE.

     We compete for additional healthcare facility investments with other healthcare investors, including other REITs. The operators of the facilities compete with other regional or local nursing care facilities for the support of the medical community, including physicians and acute care hospitals, as well as the general public. Some significant competitive factors for the placing of patients in skilled and intermediate care nursing facilities include quality of care, reputation, physical appearance of the facilities, services offered, family preferences, physician services and price. If our cost of capital should increase relative to the cost of capital of our competitors, the spread that we realize on our investments may decline if competitive pressures limit or prevent us from charging higher lease or mortgage rates.

WE ARE NAMED AS DEFENDANTS IN LITIGATION ARISING OUT OF PROFESSIONAL LIABILITY AND GENERAL LIABILITY CLAIMS RELATING TO OUR PREVIOUSLY OWNED AND OPERATED FACILITIES WHICH IF DECIDED AGAINST US, COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We and several of our wholly-owned subsidiaries have been named as defendants in professional liability and general liability claims related to our owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages, against the defendants. The lawsuits are in various stages of discovery and we are unable to predict the likely outcome at this time. We continue to vigorously defend these claims and pursue all rights we may have against the managers of the facilities, under the terms of the management agreements. We have insured these matters, subject to self-insured retentions of various amounts. There can be no assurance that we will be successful in our defense of these matters or in asserting our claims against various managers of the subject facilities or that the amount of any settlement or judgment will be substantially covered by insurance or that any punitive damages will be covered by insurance.

WE ARE SUBJECT TO SIGNIFICANT ANTI-TAKEOVER PROVISIONS.

     Our articles of incorporation and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions. Our Board of Directors is divided into three classes and our Board members are elected for terms that are staggered. Our Board of Directors also has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval. We have also adopted a stockholders rights plan which provides for share purchase rights to become exercisable at a discount if a person or group acquires more than 9.9% of our common stock or announces a tender or exchange offer for more than 9.9% of our common stock. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

WE MAY CHANGE OUR INVESTMENT STRATEGIES AND POLICIES AND CAPITAL STRUCTURE.

     Our Board of Directors, without the approval of our stockholders, may alter our investment strategies and policies if it determines in the future that a change is in our and our stockholders' best interests. The methods of implementing our investment strategies and policies may vary as new investments and financing techniques are developed.

IF WE FAIL TO MAINTAIN OUR REIT STATUS, WE WILL BE SUBJECT TO FEDERAL INCOME TAX ON OUR TAXABLE INCOME AT REGULAR CORPORATE RATES.

     We were organized to qualify for taxation as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code. We believe we have conducted, and we intend to continue to conduct, our operations so as to qualify as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our REIT taxable income. We cannot assure you that we will at all times satisfy these rules and tests.

     If we were to fail to qualify as a REIT in any taxable year, as a result of a determination that we failed to meet the annual distribution requirement or otherwise, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings and cash flow available for investment, debt service or distribution to stockholders because of our additional tax liability for the years involved. In addition, distributions to stockholders would no longer be required to be made.

WE HEDGE FLOATING RATE DEBT WITH AN INTEREST RATE CAP, AND MAY RECORD CHARGES ASSOCIATED WITH THE TERMINATION OR CHANGE IN VALUE OF THE INTEREST RATE CAP.

     We utilize one interest rate cap to reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. We will assess the probability that our expected future floating rate debt is sufficient for our cap and may recognize a charge to earnings to reverse amounts previously recorded as a component of comprehensive income.

RISKS RELATED TO OUR STOCK

THE  MARKET  VALUE OF OUR  STOCK  COULD BE  SUBSTANTIALLY  AFFECTED  BY  VARIOUS
FACTORS.

     The share price of our stock will depend on many factors, which may change from time to time, including:

     o    the market for similar securities issued by REITs;

     o    changes in estimates by analysts;

     o    our ability to meet analysts' estimates;

     o    general economic and financial market conditions; and

     o    our financial condition, performance and prospects.

OUR ISSUANCE OF ADDITIONAL CAPITAL STOCK, WARRANTS OR DEBT SECURITIES, WHETHER OR NOT CONVERTIBLE, MAY REDUCE THE MARKET PRICE FOR OUR SHARES.

     We cannot predict the effect, if any, that future sales of our capital stock, warrants or debt securities, or the availability of our securities for future sale, will have on the market price of our shares, including our common stock. Sales of substantial amounts of our common stock or preferred shares, warrants or debt securities convertible into or exercisable or exchangeable for common stock in the public market or the perception that such sales might occur could reduce the market price of our stock and the terms upon which we may obtain additional equity financing in the future.

     In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

     o The issuance and exercise of options to purchase our common stock. As of December 31, 2003, we had outstanding options to acquire approximately 2.3 million shares of our common stock. In addition, we may in the future issue additional options or other securities convertible into or exercisable for our common stock under our 2000 Stock Incentive Plan, as amended, or other remuneration plans. We may also issue options or convertible securities to our employees in lieu of cash bonuses or to our directors in lieu of director's fees.

     o    The issuance of debt securities  exchangeable  for our common stock.

     o    The exercise of warrants we may issue in the future.

     o Lenders sometimes ask for warrants or other rights to acquire shares in connection with providing financing. We cannot assure you that our lenders will not request such rights.

THERE ARE NO ASSURANCES OF OUR ABILITY TO PAY DIVIDENDS IN THE FUTURE.

     In 2001, our Board of Directors suspended dividends on our common stock and all series of preferred stock in an effort to generate cash to address then impending debt maturities. In 2003, we paid all accrued but unpaid dividends on all series of preferred stock and reinstated dividends on our common stock and all series of preferred stock. However, our ability to pay dividends may be adversely affected if any of the risks described above were to occur. Our payment of dividends is subject to compliance with restrictions contained in our bank credit facilities and our preferred stock. All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include, a return of capital.

HOLDERS OF OUR OUTSTANDING PREFERRED STOCK HAVE LIQUIDATION AND OTHER RIGHTS THAT ARE SENIOR TO THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

     Our Board of Directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of February 11, 2004, 2,300,000 shares of our 9.25% Series A cumulative preferred stock, 2,000,000 shares of our 8.625% Series B cumulative preferred stock and 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock were issued and outstanding. Holders of our preferred stock are generally entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $25 per share with respect to the Series A, Series B and Series D preferred stock, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our Board of Directors if six quarterly preferred dividends are in arrears.

LEGISLATIVE OR REGULATORY ACTION COULD ADVERSELY AFFECT PURCHASERS OF OUR STOCK.

     In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our stock. Changes are likely to continue to occur in the future, and we cannot assure you that any of these changes will not adversely affect our stockholder's stock. Any of these changes could have an adverse effect on an investment in our stock or on market value or resale potential. Stockholders are urged to consult with your own tax advisor with respect to the impact that recent legislation may have on your investment and the status of legislative regulatory or administrative developments and proposals and their potential effect.

RECENT CHANGES IN TAXATION OF CORPORATE DIVIDENDS MAY ADVERSELY AFFECT THE VALUE OF OUR STOCK.

     The Jobs and Growth Tax Relief Reconciliation Act of 2003 that was enacted into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to individuals by a REIT on its shares, except for certain limited amounts. While the earnings of a REIT that are distributed to its stockholders still generally will be subject to less combined federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level tax, this legislation could cause individual investors to view the stock of regular C corporations as more attractive relative to the shares of a REIT than was the case prior to the enactment of the legislation. Individual investors could hold this view because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual's other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the shares of REITs in general or on the value of our stock in particular, either in terms of price or relative to other investments.


ITEM 2 - PROPERTIES

     At December 31, 2003, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities which are leased to operators, mortgages on facilities which are operated by the mortgagors or their affiliates and one facility owned and operated for our account. The facilities are located in 28 states and are operated by 39 unaffiliated operators. The following table summarizes our property investments as of December 31, 2003:

                                                                                                                      GROSS
                                                            NO. OF          NO. OF            OCCUPANCY             INVESTMENT
             INVESTMENT STRUCTURE/OPERATOR                   BEDS         FACILITIES        PERCENTAGE(1)         (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
PURCHASE/LEASEBACK
   Sun Healthcare Group, Inc.........................        4,028            38                 85                  $168,482
   Advocat, Inc......................................        2,997            29                 77                    91,567
   Seacrest Healthcare...............................          950             7                 88                    55,020
   Claremont Health Care Holdings, Inc...............          628             5                 95                    45,900
   Alden Management Services, Inc....................          868             4                 56                    31,727
   Harborside Healthcare Corporation.................          465             4                 84                    22,868
   Haven Healthcare..................................          442             4                 95                    22,387
   Alterra Healthcare Corporation....................          273             7                 75                    22,216
   StoneGate Senior Care LP..........................          664             6                 84                    21,781
   CommuniCare Health Services.......................          260             2                 60                    20,300
   Infinia Properties of Arizona, LLC................          378             4                 69                    17,852
   USA Healthcare, Inc...............................          550             5                 75                    14,879
   Conifer Care Communities, Inc.....................          195             3                 87                    14,365
   Senior Management.................................          386             3                 83                    13,463
   Washington N&R, LLC...............................          286             2                 80                    12,152
   Peak Medical of Idaho, Inc........................          224             2                 70                    10,500
   HQM of Floyd County, Inc..........................          283             3                 87                    10,250
   Triad Health Management of Georgia II, LLC........          304             2                 99                    10,000
   Mark Ide Limited Liability Company(2).............          373             4                 78                     9,885
   The Ensign Group, Inc.............................          271             3                 93                     9,656
   Lakeland Investors, LLC...........................          300             1                 62                     8,348
   Hickory Creek Healthcare Foundation, Inc..........          138             2                 89                     7,250
   American Senior Communities, LLC..................           78             2                 73                     6,195
   Liberty Assisted Living Centers, LP...............          120             1                100                     5,995
   Emeritus Corporation..............................           52             1                 72                     5,674
   Longwood Management Corporation...................          185             2                 93                     5,200
   Eldorado Care Center, Inc. & Magnolia
     Manor, Inc......................................          167             2                 46                     5,100
   Nexion Management.................................          131             1                 96                     4,603
   LandCastle Diversified LLC........................          238             2                 62                     3,900
   Lamar Healthcare, Inc.............................          102             1                 68                     2,540
   Generations Healthcare, Inc.......................           59             1                 87                     2,507
                                                     -------------------------------------------------------------------------------
                                                            16,395           153                 81                   682,562
OWNED AND OPERATED ASSETS--FEE
   Nexion Health Management, Inc(2)..................          128             1                 84                     5,295
                                                     -------------------------------------------------------------------------------
                                                               128             1                 84                     5,295
CLOSED FACILITIES
   Closed Facilities.................................            -             6                  -                     4,597
                                                     -------------------------------------------------------------------------------
                                                                 -             6                  -                     4,597
FIXED-RATE MORTGAGES
   Mariner Health Care, Inc..........................        1,618            12                 94                    59,688
   Essex Healthcare Corporation......................          633             6                 76                    14,484
   Advocat, Inc......................................          423             4                 82                    12,715
   Parthenon Healthcare, Inc.........................          300             2                 81                    10,851
   Hickory Creek Healthcare Foundation, Inc..........          667            15                 71                    10,025
   Tiffany Care Centers, Inc.........................          319             5                 75                     4,518
   Texas Health Enterprises/HEA Mgmt. Group, Inc.....          450             3                 67                     3,226
   Evergreen Healthcare..............................          191             2                 66                     2,131
   Covenant Care Midwest, Inc........................          150             1                 60                     1,691
   Paris Nursing Home, Inc...........................          144             1                 70                       486
                                                     -------------------------------------------------------------------------------
                                                             4,895            51                 82                   119,815
Reserve for uncollectible loans......................            -             -                  -                         -
                                                     -------------------------------------------------------------------------------
       Total.........................................       21,418           211                 81                  $812,269
                                                     ===============================================================================

(1)  Represents the most recent data provided by our operators.

(2) Effective January 1, 2004, our remaining owned and operated asset was re-leased to Mark Ide Limited Liability Company.

     The following table presents the concentration of our facilities by state as of December 31, 2003:

                                                                                       TOTAL            % OF
                                                  NUMBER OF         TOTAL            INVESTMENT        TOTAL
                                                  FACILITIES         BEDS          (IN THOUSANDS)    INVESTMENT
                                            --------------------------------------------------------------------
Florida...................................             23              2,770           $126,128         15.5
California................................             19              1,556             66,436          8.2
Ohio......................................             14              1,445             58,878          7.2
Illinois..................................             11              1,513             51,274          6.3
Michigan..................................              9              1,171             42,009          5.2
Texas.....................................             14              1,746             41,496          5.1
North Carolina............................              8              1,154             40,389          5.0
Arkansas..................................             12              1,253             39,325          4.8
Indiana...................................             24              1,277             35,968          4.4
Alabama...................................              9              1,152             35,932          4.4
Massachusetts.............................              5                600             31,168          3.8
West Virginia.............................              7                688             30,579          3.8
Kentucky..................................              9                757             26,963          3.3
Connecticut...............................              4                442             22,387          2.8
Tennessee.................................              6                642             21,553          2.7
Washington................................              3                194             18,230          2.2
Arizona...................................              4                378             17,852          2.2
Colorado..................................              4                232             16,948          2.1
Iowa......................................              7                700             16,679          2.1
Missouri..................................              7                605             16,671          2.1
Pennsylvania..............................              2                200             15,697          1.9
Idaho.....................................              3                264             11,100          1.4
Georgia...................................              2                304             10,000          1.2
New Hampshire.............................              1                 68              5,800          0.7
Louisiana.................................              1                131              4,603          0.6
Kansas....................................              1                 40              3,419          0.4
Oklahoma..................................              1                 36              3,178          0.4
Utah......................................              1                100              1,607          0.2

                                            --------------------------------------------------------------------
     Total................................            211             21,418          $ 812,269        100.0
                                            ====================================================================

     Our core portfolio consists of long-term lease and mortgage agreements. Our leased real estate properties are leased under provisions of Single Facility Leases or Master Leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the Master Leases provide for minimum annual rentals that are subject to annual increases based upon increases in the CPI or increases in revenues of the underlying properties, with certain limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

     At December 31, 2003, we had one owned and operated facility which is subject to governmental regulation and derives a substantial portion of its net operating revenues from third-party payors, including the Medicare and Medicaid programs. This facility is managed by an independent third party under a management contract. The manager is responsible for the day-to-day operations of the facility, including, among other things, patient care, staffing, billing and collection of patient accounts and facility-level financial reporting. For its services, the manager is paid a management fee based on a percentage of nursing home revenues. We leased this facility to an operator effective January 1, 2004 and, as of the date of this report, we have no owned and operated facilities in our portfolio. (See Note 3 - Properties to our audited consolidated financial statements).

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

     On June 21, 2000, we were named as a defendant in certain litigation brought against us in the U.S. District Court for the Eastern District of Michigan, Detroit Division, by Madison/OHI Liquidity Investors, LLC ("Madison"), for the breach and/or anticipatory breach of a revolving loan commitment. Ronald
M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Effective as of September 30, 2002, the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million consisting of a $0.4 million cash payment for our attorneys' fees, with the balance evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. Accordingly, a reserve of $1.26 million was recorded in 2002 relating to this note. As of December 31, 2003, the principal balance on this note was $2.2 million prior to reserves.

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

     We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our formerly owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The lawsuits are in various stages of discovery and we are unable to predict the likely outcome at this time. We continue to vigorously defend these claims and pursue all rights we may have against the managers of the facilities, under the terms of the management agreements, which include, among other matters, the requirement that the operators indemnify us against all losses, cost, fines and related expenses arising out of such matters. We also maintain insurance against such claims, subject to self-insured retentions of various amounts. There can be no assurance that the operators will fulfill their obligations to indemnify us or that such insurance will be available to fund any losses or settlements arising as a result of such claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol OHI. The following table sets forth, for the periods shown, the high and low prices for our common stock as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

                          2003                                                   2002
     --------------------------------------------           ------------------------------------------
                                       DIVIDENDS                                             DIVIDENDS
     QUARTER         HIGH       LOW    PER SHARE            QUARTER      HIGH         LOW    PER SHARE
     --------------------------------------------           ------------------------------------------
     First       $  3.9200   $ 2.2600    $ 0.00             First      $ 6.2000   $ 3.8000    $ 0.00
     Second         5.6000     2.2100      0.00             Second       7.6600     5.0300      0.00
     Third          8.3500     5.0700      0.00             Third        7.5800     4.5500      0.00
     Fourth         9.4200     7.4000      0.15             Fourth       5.9400     3.2500      0.00
                                         -------                                              -------
                                         $ 0.15                                               $ 0.00
                                         =======                                              =======

     The closing price for our common stock on December 31, 2003 was $9.33 per share. As of December 31, 2003, there were 37,290,562 shares of common stock outstanding with approximately 1,700 registered holders and approximately 14,200 beneficial owners.

     In 2003, we paid all cumulative, unpaid dividends and resumed our regular quarterly dividend payments on our Series A, B and C preferred stock and common stock. (See Note 13 - Dividends; Note 20 - Subsequent Events).

     The following table provides information about all equity awards under our company's 2000 Stock Incentive Plan and 1993 Amended and Restated Stock Option and Restricted Stock Plan as of December 31, 2003.

------------------------------------------------------------------------------------------------------------
                                       (a)                     (b)                         (c)
------------------------------------------------------------------------------------------------------------
                                                                                  Number of securities
                              Number of securities                               remaining available for
                                to be issued upon        Weighted-average         future issuance under
                                   exercise of           exercise price of      equity compensation plans
        Plan category         outstanding options,     outstanding options,       (excluding securities
                               warrants and rights      warrants and rights     reflected in column (a))
------------------------------------------------------------------------------------------------------------
     Equity compensation
      plans approved by
      security holders                     2,282,630                    $3.20                      566,332
------------------------------------------------------------------------------------------------------------
     Equity compensation
    plans not approved by
      security holders                            --                       --                           --
------------------------------------------------------------------------------------------------------------
            Total                          2,282,630                    $3.20                      566,332
------------------------------------------------------------------------------------------------------------

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth our selected financial data and operating data for our company on an historical basis. The following data should be read in conjunction with our financial statement and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                         2003        2002        2001       2000       1999
                                                                       ------------------------------------------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenues from core operations...................................       $ 86,267    $ 90,699    $ 88,082   $ 98,325   $120,385
Revenues from nursing home operations(1)........................              -      42,905     162,042    167,287      1,050
                                                                       ------------------------------------------------------
  Total revenues................................................       $ 86,267     133,604     250,124    265,612    121,435
                                                                       ------------------------------------------------------

Income (loss) from continuing operations........................       $ 23,341      (3,744)    (15,588)   (43,250)    18,966
Net income (loss) available to common...........................          2,915     (34,761)    (36,651)   (66,485)    10,040
Per share amounts:
Income (loss) from continuing operations:
  Basic.........................................................       $   0.09    $  (0.69)   $  (1.78)  $  (3.00)  $   0.47
  Diluted.......................................................           0.08       (0.69)      (1.78)     (3.00)      0.47
Net income (loss) available to common:
  Basic.........................................................       $   0.08    $  (1.00)   $  (1.83)  $  (3.32)  $   0.51
  Diluted.......................................................           0.08       (1.00)      (1.83)     (3.32)      0.51
Dividends, Common Stock(2)......................................           0.15           -           -       1.00       2.80
Dividends, Series A Preferred(2)................................          6.937           -           -       2.31       2.31
Dividends, Series B Preferred(2)................................          6.469           -           -       2.16       2.16
Dividends, Series C Preferred(3)................................         29.807           -           -       0.25          -

Weighted-average common shares outstanding, basic...............         37,189      34,739      20,038     20,052     19,877
Weighted-average common shares outstanding, diluted.............         38,154      34,739      20,038     20,052     19,877


                                                                                              DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                         2003        2002        2001       2000       1999
                                                                       ------------------------------------------------------
BALANCE SHEET DATA
Gross investments...............................................       $842,056    $882,313    $938,228   $974,507 $1,072,398
Total assets....................................................        725,054     804,009     892,414    950,213  1,040,688
Revolving lines of credit.......................................        177,074     177,000     193,689    185,641    166,600
Other long-term borrowings......................................        103,520     129,462     219,483    249,161    339,764
Subordinated convertible debentures.............................              -           -           -     16,590     48,405
Stockholders equity.............................................        436,235     479,701     450,690    464,313    457,081

----------

(1) Nursing home revenues and expenses of owned and operated assets are shown on a net basis for the year ended December 31, 2003 and are shown on a gross basis for the years ended December 31, 2002, 2001, 2000 and 1999.

(2)  Dividends per share are those declared and paid during such period.

(3)  Dividends  per share are those  declared  during such period,  based on the
     number  of  shares  of  common  stock  issuable  upon   conversion  of  the
     outstanding Series C preferred stock.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This document contains forward-looking statements, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

     (i)  those items discussed under "Risk Factors" in Item 1 above;

     (ii) uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;

     (iii)the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors' obligations;

     (iv) our ability to sell closed assets on a timely basis and at terms that allow us to realize the carrying value of these assets;

     (v) our ability to negotiate appropriate modifications to the terms of our credit facilities;

     (vi) our ability to complete the proposed refinancing with respect to our existing credit facilities;

     (vii)our ability to manage, re-lease or sell any owned and operated facilities;

     (viii) the availability and cost of capital

     (ix) competition in the financing of healthcare facilities;

     (x)  regulatory and other changes in the healthcare sector

     (xi) the  effect  of  economic  and  market   conditions   generally   and,
          particularly, in the healthcare industry;

     (xii) changes in interest rates;

     (xiii) the amount and yield of any additional investments;

     (xiv)changes in tax laws and regulations affecting real estate investment trusts; and

     (xv) changes in the ratings of our debt and preferred securities.

OVERVIEW

     As of December 31, 2003, our portfolio consisted of 211 healthcare facilities, located in 28 states and operated by 39 third-party operators. Our gross investment in these facilities, net of impairments, totaled $812.3 million at December 31, 2003, with 97.1% of our real estate investments related to long-term care facilities. Our portfolio is made up of 151 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 51 long-term healthcare facilities, one long-term healthcare facility that was recovered from a customer and was operated through a third-party management contract for our own account and six long-term healthcare facilities that were recovered from customers and are currently closed. At December 31, 2003, we also held miscellaneous investments of approximately $29.8 million.

     Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as any facilities owned and operated for our own account, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and subject to frequent and substantial change. The Balanced Budget Act of 1997 ("Balanced Budget Act") significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities shifted from payments based on reasonable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, skilled nursing facilities are paid on a per diem prospective case-mix adjusted basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue it derives from Medicare patients.

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

     In addition, each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of its citizens. Rising
Medicaid costs and decreasing state revenues caused by current economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of our properties. In early 2003, many states announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing "freezes" or cuts in Medicaid reimbursement rates, including rates paid to SNF providers, or reductions in Medicaid enrollee benefits, including long-term care benefits. We cannot predict the extent to which Medicaid rate freezes or cuts or benefit reductions will ultimately be adopted, the number of states that will adopt them nor the impact of such adoption on our operators. However, extensive Medicaid rate cuts or freezes or benefit reductions could have a material adverse effect on our operators' liquidity, financial condition and results of operations, which could affect adversely their ability to make lease or mortgage payments to us.

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

     At December 31, 2002, we owned three long-term healthcare facilities that had been recovered from customers and were operated for our own account. During 2001 and 2002, we experienced a significant increase in nursing home revenues attributable to the increase in owned and operated assets. During 2003, these increases abated as we re-leased, sold or closed all but one of these facilities. In addition, in connection with the recovery of these assets, we often fund working capital and deferred capital expenditure needs for a transitional period until license transfers and other regulatory matters are completed and reimbursement from third-party payors recommences. As of January 1, 2004, we had sold or re-leased all of the owned and operated facilities in our portfolio and had six closed facilities in our portfolio Our management intends to sell these assets as promptly as possible, consistent with achieving valuations that reflect our management's estimate of fair value of the assets. We do not know, however, if, or when, the dispositions will be completed or whether the dispositions will be completed on terms that will enable us to realize the fair value of such assets.

     The following significant highlights occurred during the twelve-month period ended December 31, 2003.

     FINANCING

     o    In June  2003,  we  obtained  a $225  million  Senior  Secured  Credit
          Facility  ("Credit  Facility")  to  repay  borrowings  under  our  two previous credit facilities, replace letters of credit and pay cumulative unpaid preferred dividends.

     o In December 2003, we secured a $50 million acquisition credit facility, which we believe, combined with the $225 million Credit Facility and cash on hand, will provide us the flexibility to initiate a growth strategy in 2004.

     DIVIDENDS

     o In July 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends and regular quarterly dividends for all classes of preferred stock and such dividends were paid on August 15, 2003 to preferred stockholders of record on August 5, 2003.

     o In September 2003, our Board of Directors reinstated our common stock dividend and a dividend of $0.15 per share of common stock was paid on November 17, 2003 to common stockholders of record on October 31, 2003.

     RE-LEASING

     o    In March 2003, we re-leased nine skilled nursing  facilities  ("SNFs")
          formerly  operated  by  Integrated  Health  Services,   Inc.  to  four
          unaffiliated third-party operators.

     o In July 2003, we amended our Master Lease with a subsidiary of Alterra Healthcare Corporation ("Alterra") whereby the number of leased facilities was reduced from eight to five.

     o    In November  2003, we re-leased two SNFs formerly  leased by Claremont
          Healthcare  Holdings,   Inc.   ("Claremont"),   located  in  Ohio  and
          representing 270 beds, to a new operator under a Master Lease.

     o Throughout 2003, we re-leased 12 SNFs formerly operated by Sun to six unaffiliated third-party operators.

        ASSET SALES

     o In May 2003, we sold an investment in a Baltimore, Maryland asset, leased by the United States Postal Service ("USPS"), for approximately $19.6 million. The purchaser paid us proceeds of $1.8 million and assumed the first mortgage of approximately $17.6 million.

     o In December 2003, we sold one SNF formerly leased by Claremont, located in Illinois and representing 150 beds, for $9.0 million. We received net proceeds of approximately $6.0 million in cash and a $3.0 million, five-year, 10.5% secured note for the balance. We also sold our investment in Principal Healthcare Finance Trust for proceeds of approximately $1.6 million.

     o Throughout 2003, we sold eight closed facilities and four assets held for sale for proceeds of approximately $9.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. These policies were followed in preparing the consolidated financial statements for all periods presented. Actual results could differ from those estimates.

     We have identified six significant accounting policies which we believe are critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, we believe the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The six critical accounting policies are:

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

ASSET IMPAIRMENT

     Management periodically but not less than annually evaluates the real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are less than the carrying values of the assets. If the sum of the expected future undiscounted cash flow, including sales proceeds, is less than carrying value, then an adjustment is made to the net carrying value of the leased properties and other long-lived assets to the present value of expected future undiscounted cash flows. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

LOAN IMPAIRMENT

     Management periodically but not less than annually evaluates the outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, then the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

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

OWNED AND OPERATED ASSETS AND ASSETS HELD FOR SALE

     When we acquire real estate pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and is recorded at the lower of cost or fair value and is included in real estate properties on our audited consolidated balance sheet. For 2003, operating assets and operating liabilities for our owned and operated properties are shown on a net basis on the face of our audited consolidated Balance Sheet. For 2002, operating assets and operating liabilities for our owned and operated properties are shown on a gross basis on the face of our audited consolidated balance sheet and are detailed in Note 16 - Segment Information. The net basis presentation in 2003 is due to the decrease in the size of the owned and operated portfolio (one facility at December 31, 2003).

     When a formal plan to sell real estate is adopted and we hold a contract for sale, the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset. Upon adoption of SFAS 144 as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements.

RESULTS OF OPERATIONS

     The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUES

     Our revenues for the year ended December 31, 2003 totaled $86.3 million, a decrease of $47.3 million from 2002 revenues. When excluding nursing home revenues of owned and operated assets, revenues were $86.3 million for the year ended December 31, 2003, a decrease of $4.4 million from the comparable prior year period. The decrease during the year was primarily the result of operator restructurings, the sale of our investment in a Baltimore, Maryland asset leased by the USPS, partially offset by a legal settlement.

        Detail changes in revenues during the year ended December 31, 2003 are as follows:

     o Rental income for the year ended December 31, 2003 totaled $65.1 million, an increase of $2.4 million over 2002 rental income.

     o Mortgage interest income for the year ended December 31, 2003 totaled $14.7 million, decreasing $6.2 million.

     o Other investment income for the year ended December 31, 2003 totaled $3.0 million, decreasing $2.3 million.

     o In 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain Uniform Commercial Code financing statements in our favor. We filed a subsequent suit seeking recovery under title insurance policies written by the title company. The defendants denied the allegations made in the lawsuits. In settlement of our claims against the defendants, we agreed in the first quarter of 2003 to accept a lump sum cash payment of $3.2 million. The cash proceeds were offset by related expenses incurred of $1.0 million resulting in a net gain of $2.2 million.

     We believe that the presentation of our revenues and expenses, excluding nursing home owned and operated assets, provides a useful measure of the operating performance of our core portfolio as a real estate investment trust ("REIT") in view of the disposition of all but one of our owned and operated assets as of December 31, 2003.

EXPENSES

     Our expenses for the year ended December 31, 2003 totaled $63.6 million, decreasing approximately $76.3 million from expenses of $139.9 million during 2002. When excluding nursing home expenses of owned and operated assets, expenses were $62.1 million for the year ended December 31, 2003, a decrease of $14.0 million from the comparable prior year period. The decrease during the year was primarily the result of $4.0 million of lower interest expense, $0.9 million favorable reduction in general and administrative and legal expenses, $8.8 million favorable reduction in provision for uncollectible mortgages, notes and accounts receivable, off set by an increase of $5.2 million in provision for impairment and $0.9 million in adjustments of derivatives to fair value.

     Our nursing home expenses, net of nursing home revenues, for owned and operated assets decreased to $19.4 million from $20.9 million in 2002 due to the releasing efforts, sales and/or closures during the year. In 2002, nursing home expenses included a $5.9 million provision for uncollectible accounts receivable and $4.3 million of expenses related to leasehold buy outs.

     Effective January 1, 2004, our remaining owned and operated asset was re-leased to an existing operator. This facility, located in Illinois, was re-leased under a new Master Lease which encompasses four additional facilities.

     An analysis of significant changes in our expenses during the years ended December 31, 2003 and 2002 is as follows:

     o Our general and administrative expenses for 2003 totaled $5.9 million as compared to $6.3 million for 2002, a decrease of $0.4 million. The decrease is due to lower consulting costs, primarily related to the owned and operated facilities and cost reductions due to reduced staffing, travel and other employee-related expenses.

     o Our legal expenses for 2003 totaled $2.3 million as compared to $2.9 million in 2002. The decrease is largely attributable to a reduction of legal costs associated with our owned and operated facilities due to the releasing efforts, sales and/or closures of 32 owned and operated assets since December 31, 2001.

     o Our interest expense for the year ended December 31, 2003 was approximately $23.4 million, compared with $27.4 million for 2002. The decrease in 2003 is due to lower average borrowings on our credit facilities as well as the impact of our current year refinancings and the payoff in 2002 of $97.5 million of 6.95% Notes that matured in June 2002.

     o In 2002, we recognized a $7.0 million refinancing expense as we were unable to complete a planned commercial mortgage-backed securities transaction due to the impact on our operators resulting from reductions in Medicare reimbursement and concerns about potential Medicaid rate reductions.

     o Provisions for impairment of $8.9 million and $3.7 million are included in expenses for 2003 and 2002, respectively. The 2003 provision of $8.9 million was to reduce the carrying value of two closed facilities to their fair value less cost to dispose. The 2002 provision of $3.7 million reduced the carrying value of three closed facilities to their fair value less cost to dispose.

     o We recognized a provision for loss on uncollectible mortgages, notes and accounts receivable of $8.8 million in 2002. The provision included $4.9 million associated with the write down of two mortgage loans to bankrupt operators and $3.5 million related to the restructuring of debt owed by Madison/OHI Liquidity Investors, LLC ("Madison") as part of the compromise and settlement of a lawsuit with Madison. (See Note 14 - Litigation). The 2002 provision also included $0.4 million to adjust accounts receivable to their net realizable value.

     o During 2002, we recorded a non-cash gain of $0.9 million related to the maturity and payoff of two interest rate swaps with a notional amount of $32.0 million each.

OTHER

     During 2003, we recognized a gain on assets sold of $0.7 million, primarily a result of the following transactions:

     o The sale of our investment in a Baltimore, Maryland asset, leased by the USPS, for approximately $19.6 million. The purchaser paid us proceeds of $1.8 million and assumed the first mortgage of approximately $17.6 million. As a result, we recorded a gain of $1.3 million, net of closing costs and other expenses.

     o The sale of four closed buildings, which were classified as assets held for sale in 2001, in four separate transactions, realizing proceeds, net of closing costs, of $2.0 million, resulting in a net loss of approximately $0.7 million.

     o The sale of our investment in Principal Healthcare Finance Trust realizing proceeds of approximately $1.6 million, net of closing costs, resulting in an accounting gain of approximately $0.1 million

LOSS FROM DISCONTINUED OPERATIONS

     Discontinued operations relates to properties we disposed of in 2003 that are accounted for as discontinued operations under SFAS No. 144. The loss of $0.3 million in 2003 versus the loss of $10.9 million in 2002 was primarily due to provisions for impairment of $11.7 million on seven facilities in 2002 as compared to none in 2003.

FUNDS FROM OPERATIONS

     Our funds from operations ("FFO") for the year ended December 31, 2003, on a diluted basis was $35.0 million, an increase of $41.5 million as compared to a deficit of $6.5 million for 2002 due to factors mentioned above. Funds from operations is net earnings available to common stockholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Diluted funds from operations is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C preferred stock and the exercise of in-the-money stock options. We consider funds from operations to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt and to make expenditures. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     In October 2003, the National Association of Real Estate Investment Trusts ("NAREIT") informed its member companies that the Securities and Exchange Commission ("SEC") has taken the position that asset impairment charges should not be excluded in calculating FFO. The SEC's interpretation is that recurring impairments on real property are not an appropriate adjustment. In the tables below, we have applied the SEC's interpretation of FFO and have not added back asset impairment charges. As a result, our basic FFO and diluted FFO set forth in the tables below are not comparable to similar measures reported in previous disclosures.

     The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the years ended December 31, 2003 and 2002:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------
                                                                                     2003            2002
                                                                                 ---------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON..................................          $  2,915         $(34,761)
  Add back loss (deduct gain) from real estate dispositions(1).........               149           (2,548)
                                                                                 ---------------------------
                                                                                    3,064          (37,309)
Elimination of non-cash items included in net income (loss):
  Depreciation and amortization(2).....................................            21,426           21,270
  Adjustment of derivatives to fair value..............................                 -             (946)
                                                                                 ---------------------------
FUNDS FROM OPERATIONS, BASIC...........................................            24,490          (16,985)
  Series C Preferred Dividends.........................................            10,484           10,484
                                                                                 ---------------------------
FUNDS FROM OPERATIONS, DILUTED.........................................          $ 34,974         $ (6,501)
                                                                                 ===========================

(1) The add back of loss/deduction of gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements. The 2003 net loss add back includes $0.8 million loss related to facilities classified as discontinued operations.

(2) The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. The 2003 and 2002 includes depreciation and amortization of $0.4 million and $0.7 million, respectively, related to facilities classified as discontinued operations.

TAXES

     No provision for federal income taxes has been made since we qualify as a REIT under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. For tax year 2003, preferred and common dividend payments of $65.5 million made throughout 2003 satisfy the 2003 REIT requirements (must distribute at least 90% of our REIT taxable income for the taxable year and meet certain other conditions).

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES

     Our revenues for the year ended December 31, 2002 totaled $133.6 million, a decrease of $116.5 million from 2001 revenues. Excluding nursing home revenues of owned and operated assets, revenues were $90.7 million for the year ended December 31, 2002, an increase of $2.6 million from the comparable prior year period.

     Detail changes in revenues during the year ended December 31, 2002 are as follows:

     o Our rental income for the year ended December 31, 2002 totaled $62.7 million, an increase of $2.6 million from 2001 rental income. The increase is due to $8.0 million from new leases on assets previously classified as owned and operated and $0.9 million of contractual rent increases on the existing portfolio. This increase is partially offset by a reduction of revenues of $6.3 million due to bankruptcies, restructurings and other.

     o Our mortgage interest income for the year ended December 31, 2002 totaled $20.9 million, increasing $0.4 million over 2001 mortgage interest. The increase is due to $1.1 million for new investments placed during 2001 and receipt in 2002 of $1.6 million of interest due in 2001 and not received until 2002, offset by $1.5 million from loans paid off, $0.7 million due to restructurings and bankruptcies and $0.1 million due to normal amortization of the portfolio.

     o Our nursing home revenues of owned and operated assets for the year ended December 31, 2002 totaled $42.9 million, decreasing $119.1 million over 2001 nursing home revenues. This decrease is due to the re-leasing, sale and/or closure of 30 assets in 2002.

EXPENSES

     Our expenses for the year ended December 31, 2002 totaled $139.9 million, decreasing approximately $125.1 million over expenses of $265.0 million for 2001.

     Our nursing home expenses for owned and operated assets decreased to $63.8 million from $169.9 million in 2001 due to the re-leasing, sale and/or closure of 30 owned and operated assets during the year. In 2002, nursing home expenses included a $5.9 million provision for uncollectible accounts receivable and $4.3 million of expenses related to leasehold buy outs. Nursing home expenses in 2001 included a $7.3 million provision for uncollectible accounts receivable.

     An analysis of significant changes in our expenses during the years ended December 31, 2002 and 2001 is as follows:

     o Our general and administrative expenses for 2002 totaled $6.3 million as compared to $10.4 million for 2001, a decrease of $4.1 million. The decrease is due to lower consulting costs, primarily related to the owned and operated facilities and cost reductions due to reduced staffing, travel and other employee-related expenses.

     o Our legal expenses for 2002 totaled $2.9 million as compared to $4.3 million in 2001. The decrease is largely attributable to a reduction of legal costs associated with our owned and operated facilities due to the re-leasing, sale and/or closure of 30 owned and operated assets during 2002.

     o Depreciation and amortization of real estate totaled $20.5 million in 2002, decreasing $0.8 million from 2001. The decrease consists primarily of $0.4 million of leasehold amortization expense for leaseholds written down in 2001 or sold in 2002 and $0.6 million from properties sold, impaired or reclassified to held for sale, offset by $0.2 million from properties previously classified as mortgages.

     o Our interest expense for the year ended December 31, 2002 was approximately $27.4 million, compared with $33.2 million for 2001. The decrease in 2002 is due to the payoff of $97.5 million of 6.95% Notes that matured in June 2002 and lower average borrowings on our credit facilities.

     o In 2002, we recognized a $7.0 million refinancing expense as we were unable to complete a planned commercial mortgage-backed securities transaction due to the impact on our operators resulting from reductions in Medicare reimbursement and concerns about potential Medicaid rate reductions.

     o    Provisions  for  impairment  of $3.7  million  and  $8.1  million  are included in expenses for 2002 and 2001, respectively. The 2002 provision of $3.7 million reduced the carrying value of three closed facilities to their fair value less cost to dispose. The 2001 provision of $8.1 million related to facilities recovered from operators and classified as held for sale assets to fair value less cost to dispose.

     o We recognized a provision for loss on uncollectible mortgages, notes and accounts receivable of $8.8 million in 2002. The provisions included $4.9 million associated with the write down of two mortgage loans to bankrupt operators and $3.5 million related to the restructuring of debt owed by Madison/OHI Liquidity Investors, LLC ("Madison") as part of the compromise and settlement of a lawsuit with Madison. (See Note 14 - Litigation to our audited consolidated financial statements). The 2002 provisions also included $0.4 million to adjust accounts receivable to their net realizable value. In 2001, we recognized a provision for uncollectible mortgages, notes and accounts receivable of $0.7 million to adjust the carrying value of accounts receivable to net realizable value.

     o In 2001, we recorded a $5.1 million charge for severance, moving and consulting agreement costs. This charge was comprised of $4.6 million for relocation of our corporate headquarters and $0.5 million for consulting and severance payments to a former executive.

     o In 2001, we recorded a $10 million litigation settlement to settle a suit brought by Karrington Health, Inc. in 1998. This settled all claims arising from the suit, but without our admission of any liability or fault, which liability is expressly denied. Based on the settlement, the suit was dismissed with prejudice.

     o During 2002, we recorded a non-cash gain of $0.9 million related to the maturity and payoff of two interest rate swaps with a notional amount of $32.0 million each. We recorded a non-cash charge of $1.3 million for 2001 related to the adoption of Statement of Financial Account Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

OTHER

     During 2002, we recognized a gain on assets sold of $2.5 million, primarily a result of the following transactions.

     o The sale of our investment in Omega Worldwide, Inc. ("Worldwide"). Pursuant to a tender offer by Four Seasons Health Care Limited ("Four Seasons") for all of the outstanding shares of common stock of Worldwide, we sold our investment, which consisted of 1.2 million shares of common stock and 260,000 shares of preferred stock, to Four Seasons for cash proceeds of approximately $7.4 million (including $3.5 million for preferred stock liquidation preference and accrued preferred dividends).

     o The sale of our investment in Principal Healthcare Finance Limited, an Isle of Jersey company ("PHFL"), which consisted of 990,000 ordinary shares and warrants to purchase 185,033 ordinary shares, to an affiliate of Four Seasons for cash proceeds of $2.8 million.

     o In addition, we sold certain other assets in 2002 realizing cash proceeds of $7.5 million, resulting in a net accounting gain of $0.3 million.

LOSS FROM DISCONTINUED OPERATIONS

     Discontinued operations relates to properties we disposed of in 2003 that are accounted for as discontinued operations under SFAS No. 144. The loss of $10.9 million in 2002 versus the loss of $1.1 million in 2001 was primarily due to provisions for impairment of $11.7 million on seven facilities in 2002 as compared to $1.5 million on one facility in 2001.

FUNDS FROM OPERATIONS

     Our FFO for the year ended December 31, 2002, on a diluted basis was a deficit of $6.5 million, an increase in the deficit of $4.3 million as compared to a deficit of $2.2 million for 2001 due to factors mentioned above. Funds from operations is net earnings available to common stockholders, excluding any gains or losses from debt restructuring and the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Diluted funds from operations is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C preferred stock and the exercise of in-the-money stock options. We consider funds from operations to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt and to make expenditures. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     In October 2003, NAREIT informed its member companies that the SEC has taken the position that asset impairment charges should not be excluded in calculating FFO. The SEC's interpretation is that recurring impairments on real property are not an appropriate adjustment. In the tables below, we have applied the SEC's interpretation of FFO and have not added back asset impairment charges. As a result, our basic FFO and diluted FFO set forth in the tables below are not comparable to similar measures reported in previous disclosures.

     The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the years ended December 31, 2002 and 2001:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------
                                                                                     2002            2001
                                                                                 ---------------------------
NET LOSS AVAILABLE TO COMMON...........................................          $(34,761)        $(36,651)
  (Deduct gain) add back loss from real estate dispositions............            (2,548)             677
                                                                                 ---------------------------
                                                                                  (37,309)         (35,974)
Elimination of non-cash items included in net income (loss):
  Depreciation and amortization(1).....................................            21,270           22,066
  Adjustment of derivatives to fair value..............................              (946)           1,317
                                                                                 ---------------------------
FUNDS FROM OPERATIONS, BASIC...........................................           (16,985)         (12,591)
  Series C Preferred Dividends.........................................            10,484           10,363
                                                                                 ---------------------------
FUNDS FROM OPERATIONS, DILUTED.........................................          $ (6,501)        $ (2,228)
                                                                                 ===========================

(1) The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. The 2002 and 2001 includes depreciation and amortization of $0.7 million and $0.8 million, respectively, related to facilities classified as discontinued operations.

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

ALTERRA HEALTHCARE CORPORATION

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

     Effective July 7, 2003, we amended our Master Lease with a subsidiary of Alterra whereby the number of leased facilities was reduced from eight to five. The amended Master Lease has a remaining term of approximately ten years with an annual rent requirement of approximately $1.5 million. This compares to the 2002 annualized revenue of $2.6 million. On November 1, 2003, we re-leased one assisted living facility formerly leased by Alterra, located in Washington and representing 52 beds, to a new operator under a lease, which has a ten-year term and has an initial annual lease rate of $0.2 million. We are in the process of negotiating terms and conditions for the re-lease of the remaining two properties. In the interim, Alterra will continue to operate the two facilities. The Amended Master Lease was approved by the U.S. Bankruptcy Court in the District of Delaware.

CLAREMONT HEALTHCARE HOLDINGS, INC.

     Effective December 1, 2003, we sold one SNF formerly leased by Claremont, located in Illinois and representing 150 beds, for $9.0 million. We received net proceeds of approximately $6.0 million in cash and a $3.0 million, five-year, 10.5% secured note for the balance. This transaction results in a non-cash, non-FFO accounting loss of approximately $3.8 million, which was recorded in the fourth quarter of 2003.

     On November 7, 2003, we re-leased two SNFs formerly leased by Claremont, located in Ohio and representing 270 beds, to a new operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $1.1 million.

     Separately, we continue our ongoing restructuring discussions with Claremont regarding the five facilities Claremont currently leases from us. At the time of this filing, we cannot determine the timing or outcome of these discussions. Claremont failed to pay base rent due during the fourth quarter of 2003 in the amount of $1.5 million. During the fourth quarter of 2003, we applied security deposits in the amount of $1.0 million to pay Claremont's rent payments and the Company demanded that Claremont restore the $1.5 million security deposit. At December 31, 2003, we had no additional security deposits with Claremont. Due to the significant uncertainty of collection, we recognize revenue from Claremont on a cash-basis as it is received.

SUN HEALTHCARE GROUP, INC.

     On February 7, 2003, Sun announced "that it has opened dialogue with many of its landlords concerning the portfolio of properties leased to Sun and various of its consolidated subsidiaries (collectively, the 'Company'). The Company is seeking a rent moratorium and/or rent concessions with respect to certain of its facilities and is seeking to transition its operations of certain facilities to new operators while retaining others." To this end, Sun has initiated conversations with us regarding a restructure of our lease. As a result, during 2003, we re-leased 12 SNFs, formerly leased by Sun, in the following transactions:

     o On July 1, 2003, we re-leased one SNF in Louisiana and representing 131 beds, to an existing operator under a Master Lease, which lease has an eight-year term and requires an initial annual lease rate of $400,000;

     o On July 1, 2003, we re-leased two SNFs located in Texas and representing 256 beds, to an existing operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $800,000;

     o On July 1, 2003, we re-leased two SNFs located in Florida and representing 350 beds, to an existing operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $1.3 million;

     o On October 1, 2003, we re-leased three SNFs located in California and representing 271 beds, to a new operator under a Master Lease, which has a 15-year term and has an initial annual lease rate of $1.25 million;

     o On November 1, 2003, we re-leased two SNFs located in California and representing 185 beds, to a new operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $0.6 million;

     o On December 1, 2003, we re-leased one SNF located in California and representing 59 beds, to a new operator under a lease, which has a ten-year term and has an initial annual lease rate of $0.12 million; and

     o On December 1, 2003, we re-leased one SNF located in Indiana and representing 99 beds, to an existing operator under a lease, which has a five-year term.

     As a result of the above-mentioned transitions of the 12 former Sun facilities, Sun operated 38 of our facilities at December 31, 2003.

     Effective January 1, 2004, we re-leased four SNFs to an existing operator under a new Master Lease, which has a five-year term and has an initial annual lease rate of $0.75 million. Three SNFs formerly leased by Sun, located in Illinois, representing 350 total beds, were part of this transaction. The fourth SNF in the transaction, located in Illinois, representing 128 beds, was the last remaining owned and operated facility in our portfolio. A fifth facility, leased in December 2003, was incorporated in this Master Lease.

     On January 26, 2004, we announced the signing of a non-binding term sheet representing an agreement in principle with Sun regarding properties we own that were leased to various affiliates of Sun prior to the impact of the transactions above. Under the arrangement contemplated by the non-binding term sheet, Sun would continue to operate and occupy 23 long-term care facilities, five behavioral properties and two hospital properties. One property in the State of Washington, formerly operated by a Sun affiliate, has already been closed and the lease relating to that property will be terminated. With respect to the remaining 20 facilities, 15 have already been transitioned to new operators and five are in the process of being transferred to new operators.

     The non-binding term sheet contemplates execution and delivery of a new master lease with the following general terms:

     o    Term: Through December 31, 2013.

     o Base Rent: Commencing February 1, 2004, monthly base rent would be $1.56 million, subject to annual increases not to exceed 2.5% per year.

     o Deferred Base Rent: $7.76 million would be deferred and bear interest at a floating rate with a floor of 6% per year. That interest would accrue but would not be payable to us through January 3, 2008. Interest thereafter accruing would be paid monthly. We are releasing all other claims for base rent which otherwise would be due under the current leases.

     o Conversion of Deferred Base Rent: We would have the right at any time to convert the deferred base rent into 800,000 shares of Sun's common stock, subject to certain non-dilution provisions and the right of Sun to pay cash in an amount equal to the value of that stock in lieu of issuing stock to Omega. If the value of the common stock exceeds 140% of the deferred base rent, Sun can require Omega to convert the deferred base rent into Sun's common stock. We would have the right to require Sun to prepare and file a registration statement to facilitate resale of the Sun stock.


     The terms described above are subject to the negotiation and execution of definitive documents satisfactory to us and Sun. Separately, we continue our ongoing restructuring discussions with Sun. We cannot determine the timing or outcome of these discussions at the time of this filing. There can be no assurance that Sun will continue to pay rent at the current level, although, we believe that alternative operators would be available to lease or buy the remaining Sun facilities if an appropriate agreement is not completed with Sun.

ASSET DISPOSITIONS IN 2003

OTHER ASSETS

     o We sold an investment in a Baltimore, Maryland asset, leased by the USPS, for approximately $19.6 million. The purchaser paid us gross proceeds of $1.8 million and assumed the first mortgage of approximately $17.6 million. As a result, we recorded a gain of $1.3 million, net of closing costs and other expenses. (See Note 3 - Properties; Other Non-Core Assets).

     o We sold our investment in Principal Healthcare Finance Trust realizing proceeds of approximately $1.6 million, net of closing costs, resulting in an accounting gain of approximately $0.1 million. (See
          Note 3 - Properties; Other Non-Core Assets).

CLOSED FACILITIES

     o We sold eight closed facilities realizing proceeds of approximately $7.0 million, net of closing costs, resulting in a net gain of approximately $3.0 million. In accordance with SFAS No. 144, the $3.0 million realized net gain is reflected in our audited consolidated statements of operations as discontinued operations. (See Note 3 - Properties; Closed Facilities and Note 19 - Discontinued Operations).

ASSETS HELD FOR SALE

     o We sold the four remaining facilities, which were classified as assets held for sale in 2001, realizing proceeds of $2.0 million, net of closing costs, resulting in a net loss of approximately $0.7 million. (See Note 3 - Properties; Assets Held for Sale).

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, we had total assets of $725.1 million, stockholders equity of $436.2 million and long-term debt of $280.6 million, representing approximately 39.1% of total capitalization. In addition, as of December 31, 2003, we had an aggregate of $2.3 million of scheduled principal payments in 2004.

     The  following   table  shows  the  amounts  due  in  connection  with  the contractual obligations described below as of December 31, 2003.

                                                              PAYMENTS DUE BY PERIOD
                                                         LESS THAN                          MORE THAN
                                               TOTAL      1 YEAR     1-3 YEARS  3-5 YEARS    5 YEARS
                                             ----------------------------------------------------------
                                                                  (IN THOUSANDS)
Long-term debt(1)..........................  $280,594     $2,319      $276,280    $  900       $1,095
Other long-term liabilities................     1,051        198           630       223            -
                                             ----------------------------------------------------------
       Total................................ $281,645     $2,517      $276,910    $1,123       $1,095
                                             ==========================================================

     (1) The $276.3 million includes the $100.0 million 6.95% Note, which matures in August 2007, and the $170.1 million of credit facility and term loan borrowings, which mature in June 2007. BANK CREDIT AGREEMENTS

     We have two secured credit facilities totaling $275 million, consisting of a $225 million Senior Secured Credit Facility and a $50 million acquisition credit facility ("Acquisition Line"). At December 31, 2003, $177.1 million was outstanding under the Credit Facility and $12.1 million was utilized for the issuance of letters of credit, leaving availability of $85.0 million. The $177.1 million of outstanding borrowings had an interest rate of 6.00% at December 31, 2003; however, no funds have been drawn under the Acquisition Line. In addition, during 2003, we paid off four Industrial Revenue Bonds totaling $7.8 million with a fixed blended rate of approximately 9.66%.

     In 2003, we completed the $225 million Credit Facility arranged and syndicated by GE Healthcare Financial Services, with General Electric Capital Corporation ("GECC") as agent and lender. At the closing, we borrowed $187.1 million under the Credit Facility to repay borrowings under our two previous credit facilities and replace letters of credit totaling $12.5 million. In addition, proceeds from the loan were permitted to be used to pay cumulative unpaid preferred dividends and for general corporate purposes.

     The Credit Facility includes a $125 million term loan ("Term Loan") and a $100 million revolving line of credit ("Revolver") collateralized by our interests in 121 facilities representing approximately half of our invested assets. In addition, we are the guarantor of our subsidiaries' obligations under the Credit Facility and have pledged to the lenders the shares of these subsidiaries. Both the Term Loan and Revolver have a four-year maturity with a one-year extension at our option. The Term Loan amortizes on a 25-year basis and is priced at London Interbank Offered Rate ("LIBOR") plus a spread of 3.75%, with a floor of 6.00%. The Revolver is also priced at LIBOR plus a 3.75% spread, with a 6.00% floor.

     Borrowings under our old $160.0 million secured revolving line of credit facility of $112.0 million were paid in full upon the closing of the Credit Facility and the agreements were terminated. Additionally, $12.5 million of letters of credit previously outstanding against this credit facility were reissued under the new Credit Facility. LIBOR-based borrowings under this previous credit facility had a weighted-average interest rate of approximately 4.5% at the payoff date.

     Borrowings under our old $65.0 million line of credit facility, which was fully drawn, were paid in full upon the closing of our Credit Facility. LIBOR-based borrowings under this previous credit facility had a weighted-average interest rate of approximately 4.6% at the payoff date.

     As a result of the new Credit Facility, for the twelve-month period ended December 31, 2003, our interest expense includes $2.6 million of non-cash interest expense (financing costs) related to the termination of our two previous credit facilities mentioned above.

     In December 2003, we closed on a four-year, $50 million revolving acquisition line of credit arranged by GE Healthcare Financial Services. The Acquisition Line will be secured by first liens on facilities acquired or assignments of mortgages made on new acquisitions. The interest rate of LIBOR plus 3.75% with a 6% floor on the revolving acquisition line of credit is identical to our existing Credit Facility.

     We are required to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitation on additional indebtedness and limitations on dividend payout on our long-term borrowings. We are also required to fix a certain portion of our interest rate. We utilize interest rate caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. (See Note 9 - Financial Instruments).

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

     In September 2003, our Board of Directors reinstated our common stock dividend that was paid on November 17, 2003 to common stockholders of record on October 31, 2003 in the amount of $0.15 per common share. Total common stock cash dividends were approximately $5.6 million for the twelve months ended December 31, 2003.

     In addition, our Board of Directors declared its regular quarterly dividends for all classes of preferred stock that was paid on November 17, 2003 to preferred stockholders of record on October 31, 2003. Series A and Series B preferred stockholders of record on October 31, 2003 were paid dividends in the amount of approximately $0.578 and $0.539 per preferred share, respectively, on November 17, 2003. Our Series C preferred stockholder was paid dividends of $2.50 per Series C preferred share on November 17, 2003. The liquidation preference for our Series A, B and C preferred stock is $25.00, $25.00 and $100.00 per share, respectively. Regular quarterly dividends represented dividends for the period August 1, 2003 through October 31, 2003. Total preferred cash dividend payments for all classes of preferred stock totaled approximately $59.9 million for the twelve months ended December 31, 2003.

     In July 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock and such dividends were paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, our Board of Directors declared the regular quarterly dividend for all classes of preferred stock that also was paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. Series A and Series B preferred stockholders of record on August 5, 2003 were paid dividends in the amount of approximately $6.36 and $5.93 per preferred share, respectively, on August 15, 2003. Our Series C preferred stockholder was paid dividends of approximately $27.31 per Series C preferred share on August 15, 2003.

LIQUIDITY

     We believe our liquidity and various sources of available capital, including funds from operations, our existing availability under our Credit Facility and expected proceeds from planned asset sales are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

SERIES D PREFERRED OFFERING; SERIES C PREFERRED REPURCHASE AND CONVERSION

     On February 5, 2004, we entered into a Repurchase and Conversion Agreement with Explorer Holdings, L.P. ("Explorer") pursuant to which Explorer granted us an option to repurchase up to 700,000 shares of Series C preferred stock at $145.92 per share (or $9.12 per share of common stock on an as converted basis), provided we purchased a minimum of $100 million on or prior to February 27, 2004. Explorer also agreed to convert all of its remaining shares of Series C preferred stock into shares of our common stock upon exercise of the repurchase option. At the time Explorer entered into the Repurchase and Conversion Agreement, Explorer held all of our outstanding Series C preferred stock, which had an aggregate liquidation preference of $104,842,000, and was convertible at the holder's option into our common stock at a conversion price of $6.25 per share.

     On February 10, 2004, we sold in a registered direct placement 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock at $25 per share for net proceeds, after fees and expenses, of approximately $114.9 million. The Series D preferred stock may be redeemed at par at our election on or after the fifth anniversary of the original issue date. These securities rank pari passu with the Series A and Series B preferred stock and are not convertible into any other Omega securities. The Series D preferred stock has no stated maturity and will not be subject to a sinking fund or mandatory redemption.

     We used approximately $102.1 million of the net proceeds of the Series D preferred stock offering to repurchase 700,000 shares of Series C preferred stock from Explorer as of February 10, 2004 pursuant to the repurchase option. In connection with the transaction, Explorer converted its remaining 348,420 shares of Series C preferred stock into 5,574,720 shares of common stock.

     As a result of the offering of Series D preferred stock, the application of $102.1 million of the net proceeds received to repurchase 700,000 shares of Series C preferred, and the conversion of the remaining Series C preferred stock into shares of our common stock, (i) no Series C preferred stock is outstanding, and we plan to re-classify the remaining authorized shares of Series C preferred stock as authorized but unissued preferred stock, without designation as to class; (ii) 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock, with an aggregate liquidation preference of $118,487,500, have been issued; and (iii) Explorer holds, as of February 20, 2004, 18,118,246 shares of our common stock, representing approximately 41.5% of our outstanding common stock. Under the stockholders agreement between Explorer and us, Explorer continues to be entitled to designate four of our ten directors.

     In connection with our repurchase of a portion of Explorer's Series C preferred stock, our results for the first quarter of 2004 will include a non-recurring reduction in net income attributable to common stockholders of approximately $39 million. This amount reflects the sum of (i) the difference between the deemed redemption price of $145.92 per share of our Series C preferred stock and the carrying amount of $100 per share of Series C preferred stock multiplied by the number of shares of Series C preferred stock repurchased upon exercise of our option to repurchase shares of Series C preferred stock, and (ii) the cost associated with the original issuance of our Series C preferred stock that was previously classified as additional paid in capital, pro rated for the repurchase. On July 31, 2003, the SEC issued its interpretation of FASB-EITF Issue D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." Under the SEC's interpretation relating to the redemption of preferred stock, the difference between the carrying amount of the shares and the redemption price must be recorded as a reduction in net income attributable to common stockholders. The SEC's interpretation also included a statement that, upon conversion or redemption, all costs associated with the original issuance of such preferred stock should be recorded as a reduction of net income attributable to common stockholders. These non-recurring reductions in net income attributable to common stockholders will reduce our earnings per share and funds from operations for the first quarter of 2004.

     In June 2003, we provided a guaranty of the obligations of our various subsidiaries that are the borrowers under a loan agreement with GECC, on its own behalf and as agent for certain other banks who are participating in our Credit Facility. Our guaranty contains various affirmative and negative covenants typical for such transactions including a limitation on the amount of dividends that we can pay that is equal to 95% of our "Funds from Operations" as defined in the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in April 2002. GECC and certain of the other banks participating in our Credit Facility have confirmed that the non-recurring reduction in net income attributable to common stockholders resulting from our repurchase of a portion of Explorer's Series C preferred stock and the cost associated with the original issuance of our Series C preferred stock will not be included in the calculation pursuant to our guaranty of the maximum amount of dividends that we can pay.

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

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2003 was $272.4 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $2.1 million.

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

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. GAAP requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated other comprehensive income. On December 31, 2003, the derivative instrument was reported at its fair value of $5.5 million. An adjustment of $1.6 million to other comprehensive income was made for the change in fair value of this cap during 2003. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the next twelve months, $1.2 million is expected to be reclassified to earnings from other comprehensive income.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 is included in Note 17 to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A - CONTROLS AND PROCEDURES

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

     Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information relates to the directors of Omega.

                                   YEAR
                                   FIRST
                                   BECAME A                                               TERM TO
               DIRECTORS           DIRECTOR   BUSINESS EXPERIENCE DURING PAST 5 YEARS    EXPIRE IN
-----------------------------------------------------------------------------------------------------
Daniel A. Decker* (51)............   2000    Mr.  Decker is  Chairman  of the Board and    2006
                                             has  served in this  capacity  since  July
                                             17,  2000.   Mr.  Decker  also  served  as
                                             Executive  Chairman  from March 2001 until
                                             June 12, 2001 when Mr.  Pickett  joined us
                                             as Chief  Executive  Officer.  Mr.  Decker
                                             has  been  an  officer  of  The  Hampstead
                                             Group,  L.L.C.,  a  privately-held  equity
                                             investment  firm based in  Dallas,  Texas,
                                             since 1990. Mr. Decker  previously  served
                                             as a  director  of  various  other  public
                                             companies.


Thomas F. Franke (74).............   1992    Mr.  Franke is a  Director  and has served    2006
                                             in this  capacity  since  March 31,  1992.
                                             Mr.   Franke  is  Chairman  and  principal
                                             owner  of  Cambridge  Partners,  Inc.,  an
                                             owner,    developer    and    manager   of
                                             multifamily  housing  in Grand  Rapids and
                                             Ann  Arbor,   Michigan.  He  is  also  the
                                             principal  owner of a  private  healthcare
                                             firm  operating  in the United  States and
                                             is a  principal  owner of a private  hotel
                                             firm in the  United  Kingdom.  Mr.  Franke
                                             was a founder  and  previously  a director
                                             of Principal  Healthcare  Finance  Limited
                                             and Omega Worldwide, Inc.


Bernard J. Korman (72)............   1993    Mr.  Korman is a  Director  and has served    2006
                                             in this  capacity  since October 19, 1993.
                                             Mr.  Korman has been Chairman of the Board
                                             of  Trustees of  Philadelphia  Health Care
                                             Trust,  a private  healthcare  foundation,
                                             since  December  1995 and  Chairman of the
                                             Board of The Pep Boys,  Inc. since May 28,
                                             2003.  He was  formerly  President,  Chief
                                             Executive  Officer  and  Director of MEDIQ
                                             Incorporated  (health care  services) from
                                             1977  to  1995.   Mr.  Korman  is  also  a
                                             director   of   the    following    public
                                             companies:  The New  America  High  Income
                                             Fund, Inc. (financial  services),  The Pep
                                             Boys,   Inc.  (auto   supplies),   Kramont
                                             Realty  Trust  (real   estate   investment
                                             trust),   and  NutraMax   Products,   Inc.
                                             (consumer   health  care  products).   Mr.
                                             Korman was  previously a director of Omega
                                             Worldwide, Inc.


Thomas W. Erickson* (53).........    2000    Mr.  Erickson is a Director and has served    2005
                                             in this capacity  since July 17, 2000. Mr.
                                             Erickson   served  as  our  Interim  Chief
                                             Executive  Officer  from  October  1, 2000
                                             until  June 12,  2001.  Mr.  Erickson  has
                                             served  as  Interim  President  and  Chief
                                             Executive  Officer of Luminex  Corporation
                                             (NASDAQ)   since    September   2002.   In
                                             addition,  Mr.  Erickson  was  Co-Founder,
                                             President and Chief Executive  Officer for
                                             CareSelect   Group,   Inc.,   a  physician
                                             practice management company,  from 1994 to
                                             2001  and  has  served  as  President  and
                                             Chief  Executive  Officer of ECG Ventures,
                                             Inc.,  a  venture  capital  company,  from
                                             1987 to  present.  Earlier in his  career,
                                             Mr.   Erickson  held  several   management
                                             positions  at  American   Hospital  Supply
                                             Corporation.  He  currently is Chairman of
                                             the Board of LifeCare Hospitals, Inc.


Harold J. Kloosterman (62)........   1992    Mr.  Kloosterman  is a  Director  and  has    2005
                                             served in this  capacity  since  September
                                             1,  1992.  Mr.  Kloosterman  has served as
                                             President    since   1985   of   Cambridge
                                             Partners,  Inc.,  a  company  he formed in
                                             1985.   He  has  been   involved   in  the
                                             development  and management of commercial,
                                             apartment  and  condominium   projects  in
                                             Grand  Rapids and Ann Arbor,  Michigan and
                                             in the Chicago area. Mr.  Kloosterman  was
                                             formerly  a  Managing  Director  of  Omega
                                             Capital    from   1986   to   1992.    Mr.
                                             Kloosterman   has  been  involved  in  the
                                             acquisition,  development  and  management
                                             of commercial and  multifamily  properties
                                             since  1978.  He has  also  been a  senior
                                             officer of LaSalle Partners, Inc.


Edward Lowenthal (59).............   1995    Mr.   Lowenthal  is  a  Director  and  has    2004
                                             served in this capacity  since October 17,
                                             1995.  From  January  1997 to March  2002,
                                             Mr.  Lowenthal  served  as  President  and
                                             Chief Executive  Officer of Wellsford Real
                                             Properties,   Inc.   (AMEX:WRP),   a  real
                                             estate merchant bank,  since 1997, and was
                                             President of the  predecessor of Wellsford
                                             Real  Properties,  Inc.  since  1986.  Mr.
                                             Lowenthal  also  serves as a  director  of
                                             REIS,  Inc.  (a  provider  of real  estate
                                             market     information    and    valuation
                                             technology),  Corporate Renaissance Group,
                                             Inc. (a mutual fund),  Equity  Residential
                                             Properties  Trust,  Great Lakes REIT and a
                                             trustee of the Manhattan School of Music.


Christopher W. Mahowald* (42).....   2000    Mr.  Mahowald is a Director and has served    2004
                                             in this  capacity  since October 17, 2000.
                                             Mr. Mahowald has served as President   of
                                             EFO Realty since January 1997 where he is
                                             responsible for the origination, analysis,
                                             structuring and execution of new investment
                                             activity and asset management relating to
                                             EFO Realty's existing real estate assets.

Donald J. McNamara* (50)..........   2000    Mr.  McNamara is a Director and has served    2005
                                             in this  capacity  since October 17, 2000.
                                             Mr.   McNamara   is  the  founder  of  The
                                             Hampstead Group,  L.L.C., a privately-held
                                             equity  investment  firm  based in Dallas,
                                             Texas,  and  has  served  as its  Chairman
                                             since  its   inception  in  1989.  He  has
                                             served  as   Chairman   of  the  Board  of
                                             Directors   of   FelCor    Lodging   Trust
                                             (NYSE:FCH)  since its merger with  Bristol
                                             Hotel Company in July 1998.  Mr.  McNamara
                                             has also  served as a director of Franklin
                                             Covey Co.  (NYSE:FC)  since May 1999.  Mr.
                                             McNamara  also   currently   serves  as  a
                                             trustee of St.  Mark's School in Texas and
                                             a trustee of the Virginia Tech Foundation.

C. Taylor Pickett (42)............   2002    Mr.   Pickett   is  the  Chief   Executive    2005
                                             Officer  and has  served in this  capacity
                                             since  June 12,  2001.  He has  served  on
                                             the  Board  of  Directors  since  May  30,
                                             2002.  Prior to joining our  company,  Mr.
                                             Pickett   served  as  the  Executive  Vice
                                             President  and  Chief  Financial   Officer
                                             from   January   1998  to  June   2001  of
                                             Integrated   Health   Services,   Inc.,  a
                                             public company  specializing in post-acute
                                             healthcare  services.  He also  served  as
                                             Executive  Vice  President  of Mergers and
                                             Acquisitions  from  May  1997 to  December
                                             1997 of Integrated Health Services.  Prior
                                             to his  roles as Chief  Financial  Officer
                                             and  Executive  Vice  President of Mergers
                                             and  Acquisitions,  Mr.  Pickett served as
                                             the    President   of   Symphony    Health
                                             Services,  Inc.  from  January 1996 to May
                                             1997.  Mr.  Pickett was also  previously a
                                             director of Omega Worldwide, Inc.


Stephen D. Plavin** (44)..........   2000    Mr.  Plavin is a  Director  and has served    2004
                                             in this capacity  since July 17, 2000. Mr.
                                             Plavin  has been Chief  Operating  Officer
                                             of  Capital   Trust,   Inc.,  a  New  York
                                             City-based  mortgage  REIT and  investment
                                             management  company and has served in this
                                             capacity  since  1998.  In this role,  Mr.
                                             Plavin  is  responsible  for  all  of  the
                                             lending,     investing    and    portfolio
                                             management  activities  of Capital  Trust,
                                             Inc.

* Director designated by Explorer pursuant to the Stockholders Agreement with Explorer.

** Independent Director approved by Explorer pursuant to the Stockholders Agreement.

     Information regarding our executive officers is set forth in Item 1 of this report.

AUDIT COMMITTEE

     The Board of Directors has an Audit Committee consisting of Messrs. Kloosterman, Korman and Plavin. The Board has determined that Mr. Korman is an Audit Committee Financial Expert and that all the members of the Audit Committee are independent directors in accordance with the criteria established by the New York Stock Exchange.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, all filings required under Section 16 of the Securities Exchange Act of 1934 were made on a timely basis.

CODE OF ETHICS

     We expect to adopt a Code of Ethics on or before our 2004 annual meeting of stockholders and intend to post the Code of Ethics on our website at www.omegahealthcare.com. We have not adopted a Code of Ethics as of the date of this report because we had previously anticipated implementing a Code of Ethics prior to the filing of its definitive proxy statement within 120 days of fiscal year end, and incorporating the information required by this item by reference to the definitive proxy statement. In connection with the exercise of Explorer's registration rights, we have elected to include in the information under Part III within the body of this report at this time, rather than by incorporation by reference to the definitive proxy statement to be filed.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the compensation for services in all capacities to Omega of each person who served as chief executive officer during the year ended December 31, 2003 and the four most highly compensated executive officers serving at December 31, 2003.

                                                                                  LONG-TERM COMPENSATION
                                           ANNUAL COMPENSATION                   AWARD(S)               PAYOUTS
                                           -------------------                   -------                -------
                                                                        RESTRICTED      SECURITIES        ALL
                                                                          STOCK         UNDERLYING       LTIP           OTHER
          NAME AND                                                       AWARD(S)        OPTIONS/       PAYOUTS      COMPENSATION
     PRINCIPAL POSITION        YEAR      SALARY($)       BONUS($)          ($)            SARS(#)         ($)           ($)(1)
------------------------------------------------------------------------------------------------------------------------------------

C. Taylor Pickett..........    2003       463,500        463,500             --               --          --            6,000 (1)
Chief Executive Officer        2002       450,000        191,250             --               --          --            6,000 (1)
(from June 12, 2001)           2001       250,673        250,500        116,000 (2)    1,120,000          --               --

Daniel J. Booth............    2003       283,250        141,625             --               --          --            6,000 (1)
Chief Operating Officer        2002       275,000         58,438             --               --          --            4,125 (1)
(from October 15, 2001)        2001        58,349         30,000             --          350,000          --               --

R. Lee Crabill, Jr.........    2003       221,450        110,750             --               --          --            6,000 (1)
Senior Vice President          2002       215,000         45,688             --               --          --           19,285 (4)
(from July 30, 2001)           2001        91,237         45,500             --          245,000          --           21,851 (3)

Robert O. Stephenson.......    2003       221,450        110,750             --               --          --            6,000 (1)
Chief Financial Officer        2002       215,000         45,688             --               --          --            4,300 (1)
(from August 1, 2001)          2001        89,583         45,500             --          325,000          --               --

-----------

(1)  Consists of contributions to our 401(k) Profit-Sharing Plan.

(2) Represents a restricted stock award of 50,000 shares of our common stock to Mr. Pickett on June 12, 2001, which vested on June 12, 2003.

(3)  Represents   compensation  to  Mr.  Crabill  for  reimbursement  of  moving expenses.

(4)  Consists  of   contributions   to  our  401(k)   Profit-Sharing   Plan  and
     compensation to Mr. Crabill for reimbursement of moving expenses.


OPTION GRANTS/SAR GRANTS

        There were no options or stock appreciation rights ("SARs") granted to the named executive officers during 2003.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        The following table summarizes options and SARs exercised during 2003 and presents the value of unexercised options and SARs held by the named executive officers at December 31, 2003.

                                                              NUMBER OF
                                                             SECURITIES
                                                             UNDERLYING            IN-THE-MONEY
                               SHARES                        UNEXERCISED          OPTIONS/SARS AT
                              ACQUIRED                    OPTIONS/ SARS AT            FISCAL
                                 ON          VALUE       FISCAL YEAR-END (#)       YEAR-END ($)
                              EXERCISE     REALIZED      UNEXERCISABLE (U)       UNEXERCISABLE (U)
    NAME                         (#)          ($)          EXERCISABLE (E)        EXERCISABLE (E)
----------------------------------------------------------------------------------------------------
C. Taylor Pickett...........   20,000      110,000          468,219(U)          $ 3,157,548(U)
                                   --           --          631,781(E)          $ 4,281,452(E)

Daniel J. Booth.............       --           --          145,833(U)          $   915,331(U)
                                   --           --          204,167(E)          $ 1,283,169(E)

R. Lee Crabill, Jr..........       --           --           98,750(U)          $   619,633(U)
                                   --           --          146,250(E)          $   919,317(E)

Robert O. Stephenson........       --           --          165,985(U)          $  1,067,032(U)
                                   --           --          159,015(E)          $  1,016,968(E)

LONG-TERM INCENTIVE PLAN

     For the period from August 14, 1992, the date of commencement of our operations, through December 31, 2003, we have had no long-term incentive plans.

DEFINED BENEFIT OR ACTUARIAL PLAN

     For the period from August 14, 1992, the date of commencement of our operations, through December 31, 2003, we have had no pension plans.

COMPENSATION AND SEVERANCE AGREEMENTS

C. TAYLOR PICKETT EMPLOYMENT AGREEMENT

     We entered into an employment agreement with C. Taylor Pickett dated as of June 12, 2001, to be our Chief Executive Officer. The term of the agreement expires on June 12, 2005.

     Mr. Pickett's base salary is $450,000 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 100% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors. In connection with this employment agreement, we issued Mr. Pickett 50,000 shares of our restricted common stock on June 12, 2001, which vested during 2003. In connection with the employment agreement, Mr. Pickett was granted an incentive stock option to purchase 172,413 shares of our common stock and a nonqualified stock option to purchase 627,587 shares of our common stock. The incentive stock option has vested as to 25% of the shares on December 31, 2002; as to an additional 25% after Mr. Pickett completes two years of service; as to an additional 25% ratably on a monthly basis in 2004; and as to the final 25% ratably on a monthly basis in the first six months of 2005, in each case provided Mr. Pickett continues to work for us on the applicable vesting date. The nonqualified stock option will become vested as to 50% of the shares after Mr. Pickett completes two years of service and will become ratably vested as to the remainder of the shares on a monthly basis over the next 24 months of service following that two year anniversary.

     If we terminate Mr. Pickett's employment without cause or if he resigns for good reason, he will be entitled to payment of his base salary for a period of 12 months or, if shorter, for the remainder of the term of the agreement. Additionally, Mr. Pickett will be entitled to payment of an amount equal to the bonus paid in the prior year, payable in 12 monthly installments. Mr. Pickett is required to execute a release of claims against us as a condition to the payment of severance benefits. The vesting of Mr. Pickett's options may be subject to acceleration upon the occurrence of certain events such as termination without cause or resignation for good reason and will become fully vested if, within one year following a change of control, he is terminated without cause or resigns for good reason.

     Mr. Pickett is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. Mr. Pickett is subject to covenants which prohibit him from competing with us and from soliciting our customers or employees while he is employed by us and for 12 months following his termination of employment.

DANIEL J. BOOTH EMPLOYMENT AGREEMENT

     We entered into an employment agreement with Daniel J. Booth effective as of October 15, 2001, to be our Chief Operating Officer. The term of the agreement expires on January 1, 2006.

     Mr. Booth's base salary is $275,000 per year, subject to increase by us, and he is eligible for an annual bonus of up to 50% of his base salary based on criteria determined by the Compensation Committee. In connection with his employment agreement, Mr. Booth was granted an incentive stock option to purchase 166,666 shares of our common stock and a nonqualified stock option to purchase 83,334 shares of our common stock. The incentive stock option has vested as to 40% of the shares on December 31, 2003; and will vest as to 20% of the shares on each of October 1, 2004, October 1, 2005 and January 1, 2006, and the nonqualified stock option vested on October 1, 2003, provided that Mr. Booth continues to work for us on the applicable vesting date.

     Our agreement with Mr. Booth contains severance and accelerated option vesting provisions similar to those in Mr. Pickett's agreement described above. Mr. Booth is required to execute a release of claims against us as a condition to the payment of severance benefits. He is also subject to restrictions on his use of confidential information and our trade secrets that are the same as those in our agreement with Mr. Pickett described above.

ROBERT O. STEPHENSON EMPLOYMENT AGREEMENT

     We entered into an employment agreement with Robert O. Stephenson effective as of August 30, 2001, to be our Chief Financial Officer. The term of the agreement expires on January 1, 2006.

     Mr. Stephenson's base salary is $215,000 per year, subject to increase by us, and he is eligible for an annual bonus of up to 50% of his base salary based on criteria determined by the Compensation Committee. In connection with his employment agreement, Mr. Stephenson was granted an incentive stock option to purchase 181,155 shares of our common stock and a nonqualified stock option to purchase 18,845 shares of our common stock. The incentive stock option has vested as to 40% of the shares on December 31, 2003; and will vest as to 20% of the shares on each of August 1, 2004, August 1, 2005 and January 1, 2006, and the nonqualified stock option vested on August 1, 2003, provided that Mr. Stephenson continues to work for us on the applicable vesting date.

     Our agreement with Mr. Stephenson contains severance and accelerated option vesting provisions similar to those in Mr. Pickett's agreement described above. Mr. Stephenson is required to execute a release of claims against us as a condition to the payment of severance benefits. He is also subject to restrictions on his use of confidential information and our trade secrets that are the same as those in our agreement with Mr. Pickett described above.

R. LEE CRABILL, JR. EMPLOYMENT AGREEMENT

     We entered into an employment agreement with R. Lee Crabill, Jr. effective as of July 30, 2001, to be our Senior Vice President of Operations. The term of the agreement expires on July 30, 2005.

     Mr. Crabill's base salary is $215,000 per year, subject to increase by us, and he is eligible for an annual bonus of up to 50% of his base salary based on criteria determined by the Compensation Committee. In connection with his employment agreement, Mr. Crabill was granted an incentive stock option to purchase 133,333 shares of our common stock and a nonqualified stock option to purchase 41,667 shares of our common stock. The incentive stock option has vested as to 50% of the shares on December 31, 2003; and will vest as to 25% of the shares on each of August 1, 2004 and August 1, 2005, and the nonqualified stock option will vest as to 50% of the shares after Mr. Crabill completes two years of service and will become ratably vested as to the remainder of the shares on a monthly basis over the next 24 months of service following that two year anniversary, provided Mr. Crabill continues to work for us on the applicable vesting date.

     Our agreement with Mr. Crabill contains severance and accelerated option vesting provisions similar to those in Mr. Pickett's agreement described above. Mr. Crabill is required to execute a release of claims against us as a condition to the payment of severance benefits. He is also subject to restrictions on his use of confidential information and our trade secrets that are the same as those in our agreement with Mr. Pickett described above.

COMPENSATION OF DIRECTORS

     For the year ended December 31, 2003, each non-employee director received a cash payment equal to $15,000 per year, payable in quarterly installments of $3,750. Each non-employee director also received a quarterly grant of shares of common stock equal to the number of shares determined by dividing the sum of $3,750 by the fair market value of the common stock on the date of each quarterly grant, currently set at February 15, May 15, August 15, and November
15. At the director's option, the quarterly cash payment of director's fees may be payable in shares of common stock. In addition, each non-employee director was entitled to receive fees equal to $1,500 per meeting for attendance at each regularly scheduled meeting of our Board of Directors. For each teleconference or called special meeting of our Board of Directors, each non-employee director received $1,500 for meetings with a duration in excess of 15 minutes and $750 for meetings with a duration of less than 15 minutes. In addition, we reimbursed the directors for travel expenses incurred in connection with their duties as directors. Employee directors received no compensation for service as directors.

     The cash compensation, not including reimbursement for expenses, paid by us in consideration of Mr. Decker's and Mr. McNamara's service on our Board of Directors as Explorer designees was paid directly to Hampstead under the advisory agreement.

     Each non-employee director was awarded options with respect to 10,000 shares at the date the plan was adopted or upon their initial election as a director. Each non-employee director is also awarded an additional option grant with respect to 1,000 shares on January 1 of each year they serve as a director. All grants have been and will be at an exercise price equal to 100% of the fair market value of our common stock on the date of the grant. Non-employee director options vest one-third after each year for three years.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION

     The following table provides information about all equity awards under our company's 2000 Stock Incentive Plan and 1993 Amended and Restated Stock Option and Restricted Stock Plan as of December 31, 2003.

------------------------------------------------------------------------------------------------------------
                                       (a)                     (b)                         (c)
------------------------------------------------------------------------------------------------------------
                                                                                  Number of securities
                              Number of securities                               remaining available for
                                to be issued upon        Weighted-average         future issuance under
                                   exercise of           exercise price of      equity compensation plans
        Plan category         outstanding options,     outstanding options,       (excluding securities
                               warrants and rights      warrants and rights     reflected in column (a))
------------------------------------------------------------------------------------------------------------
     Equity compensation
      plans approved by
      security holders                     2,282,630                    $3.20                      566,332
------------------------------------------------------------------------------------------------------------
     Equity compensation
    plans not approved by
      security holders                            --                       --                           --
------------------------------------------------------------------------------------------------------------
            Total                          2,282,630                    $3.20                      566,332
------------------------------------------------------------------------------------------------------------

BENEFICIAL OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding beneficial ownership of our capital stock as of February 18, 2004:

     o each of our directors and the named executive officers appearing in the table under "Executive Compensation--Compensation of Executive Officers;" and

     o all persons known to us to be the beneficial owner of more than 5% of our outstanding common stock.

     Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable. The business address of the directors and executive officers is 9690 Deereco Road, Suite 100, Timonium, Maryland 21093.

                                          COMMON STOCK              SERIES A PREFERRED       SERIES B PREFERRED
                                                       PERCENT                   PERCENT                  PERCENT
                                       NUMBER OF          OF        NUMBER OF      OF        NUMBER OF        OF
        BENEFICIAL OWNER                SHARES         CLASS(1)      SHARES     CLASS(17)     SHARES      CLASS(18)
---------------------------------------------------------------------------------------------------------------------
C. Taylor Pickett.............        633,185 (2)          1.5%        --           --          --            --
Daniel J. Booth...............         76,986 (3)          0.2%        --           --          --            --
R. Lee Crabill, Jr............         90,403 (4)          0.2%        --           --          --            --
Robert O. Stephenson..........        107,237              0.2%        --           --          --            --
Daniel A. Decker..............     18,139,296 (5) (6)     41.6%        --           --          --            --
Thomas W. Erickson............         57,969 (7)          0.1%        --           --          --            --
Thomas F. Franke..............         67,834 (8) (9)      0.2%     7,400         0.3%       2,000           0.1%
Harold J. Kloosterman.........        106,594 (10)         0.2%        --           --          --            --
                                              (11)
Bernard J. Korman.............        548,080 (8)          1.3%       200            *       1,300           0.1%
Edward Lowenthal..............         31,221 (12)           *         --           --         100             *
Christopher W. Mahowald.......         30,352 (6)            *     16,500 (15)    0.7%          --            --
Donald J. McNamara............     18,679,201 (5) (6)     42.8%     4,800 (16)    0.2%       9,959           0.5%
                                              (13)
Stephen D. Plavin.............         22,853 (6)            *         --           --          --            --
Directors and executive
   officers as                     20,469,965 (14)        46.9%    28,900         1.3%      13,359           0.7%
a group (13 persons)..........

5% BENEFICIAL OWNERS:
Hampstead Investment Partners
   III, L.P. (through Explorer
   Holdings, L.P.)
3232 McKinney Ave.
Suite 890, LB 12                   18,118,246 (5)         41.5%
Dallas TX 75204...............

-----------

*    Less than 0.10%

(1) Based on 43,608,956 shares of our common stock outstanding as of February 18, 2004.

(2) Includes stock options that are exercisable within 60 days to acquire 243,963 shares.

(3) Includes stock options that are exercisable within 60 days to acquire 6,250 shares.

(4) Includes stock options that are exercisable within 60 days to acquire 4,375 shares.

(5) Represents 18,118,246 shares of common stock owned by Explorer. Hampstead holds the ultimate controlling interest in Explorer. Messrs. McNamara and Decker disclaim beneficial ownership of the common stock, which they may be deemed to beneficially own because of their ownership interests in Hampstead, which holds the ultimate controlling interest in Explorer.

(6) Includes stock options that are exercisable within 60 days to acquire 11,999 shares.

(7) Includes stock options that are exercisable within 60 days to acquire 46,333 shares.

(8) Includes stock options that are exercisable within 60 days to acquire 5,000 shares.

(9) Includes 47,141 shares owned by a family limited liability company (Franke Family LLC) of which Mr. Franke is a Member.

(10) Includes shares owned jointly by Mr. Kloosterman and his wife, and 35,206 shares held solely in Mr. Kloosterman's wife's name.

(11) Includes stock options that are exercisable within 60 days to acquire 6,999 shares.

(12) Includes stock options that are exercisable within 60 days to acquire 8,001 shares.

(13) Includes 373,215 shares held by a partnership established by Mr. McNamara for the benefit of certain members of Mr. McNamara's family, 7,546 shares held by a charitable foundation established by Mr. McNamara, and 1,466 shares held by a trust established by Mr. McNamara for non-family members of which Mr. McNamara is the trustee. Mr. McNamara disclaims any beneficial ownership of the shares held by the partnership, the foundation and the trust.

(14) Includes 373,917 of stock options that are exercisable within 60 days. Includes shares of our common stock owned by Explorer. See Note (5) above.

(15) Includes 300 shares held solely in Mr. Mahowald's wife's name.

(16) Includes 800 shares held by a trust established by Mr. McNamara for non-family members of which Mr. McNamara is the trustee. Mr. McNamara disclaims any beneficial ownership of the shares held by the trust.

(17) Based on 2,300,000 shares of Series A preferred stock outstanding on February 18, 2004.

(18) Based on 2,000,000 shares of Series B preferred stock outstanding on February 18, 2004.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXPLORER HOLDINGS, L.P.

     Hampstead, through its affiliate Explorer, indirectly owned 18,118,246 shares of our common stock, representing 41.5% of our outstanding voting power as of February 5, 2004. Daniel A. Decker, our Chairman of the Board of Directors, is a principal of Hampstead. Donald J. McNamara, the Chairman of Hampstead, is one of our directors. Christopher W. Mahowald is one of our directors and holds an equity investment in Explorer. Explorer is entitled to designate a majority of the members of our Board of Directors pursuant to our Stockholders Agreement with Explorer. See "Stockholders Agreement with Explorer Holdings, L.P."

REPURCHASE AND CONVERSION AGREEMENT. Pursuant to our Repurchase and Conversion Agreement with Explorer, we used approximately $102.1 million of the net proceeds of our Series D preferred stock offering to repurchase 700,000 shares of Series C preferred stock and Explorer converted its remaining 348,420 shares of Series C preferred stock into 5,574,720 shares of common stock, all as of February 10,2004. (See Item 7 - Management's Discussion and Analysis of Results of Operation and Financial Condition; Series D Preferred Offering; Series C Preferred Purchase and Conversion).

     Pursuant to our Repurchase and Conversion Agreement, we paid Explorer $150,000 in settlement of all outstanding claims by Explorer for reimbursement of expenses (other than travel and related expenses incurred by representatives of Explorer on behalf of us) and in consideration of Explorer's agreement to pay all expenses incurred by it in connection with the transactions.

ADVISORY AGREEMENT. Under the terms of an amended and restated advisory agreement dated October 4, 2000 between us and Hampstead, we have agreed to pay Explorer an advisory fee if Hampstead provides assistance to us in connection with the evaluation of growth opportunities or other financing matters. We have also agreed to reimburse Explorer for certain direct expenses. As of December 31, 2003, we reimbursed Explorer for approximately $0.6 million of such direct expenses. (See Note 12 - Related Party Transactions).

REGISTRATION OF EXPLORER'S SHARES. On February 5, 2004, we received a request from Explorer pursuant to its registration rights agreement with us requesting that we file a registration statement with the SEC registering Explorer's shares of our common stock on a shelf basis permitting sales from time to time as determined by Explorer, and we have filed such a registration statement. Under the registration rights agreement, we bear the expenses associated with such registration, other than fees and expenses of Explorer's counsel and excluding underwriting discounts and commissions relating to the offer and sale of Explorer's shares.

STOCKHOLDERS AGREEMENT WITH EXPLORER HOLDINGS, L.P. On July 14, 2000, Explorer Holdings, L.P. completed a Series C investment of $100.0 million in exchange for 1,000,000 shares of Omega's Series C preferred stock. In connection with Explorer's Series C investment, Omega entered into a Stockholders Agreement with Explorer dated July 14, 2000. As a condition to the closing of Explorer's additional $31.3 million investment in February 2002, we amended the Stockholders Agreement with Explorer to provide that Explorer would be entitled to designate to our Board of Directors that number of directors that would generally be proportionate to Explorer's ownership of voting securities, not to exceed five directors (or six directors upon the increase in the size of the Board of Directors to ten directors). Explorer has agreed to vote its shares in favor of three independent directors as defined under the rules of the New York Stock Exchange who are not affiliates of Explorer, so long as Explorer owns at least 15% of our voting securities. The Stockholders Agreement as amended terminates February 20, 2007.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP audited our financial statements for each of the years ended December 31, 2001, 2002 and 2003.

AUDIT FEES

     The aggregate fees billed by Ernst & Young LLP for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal year 2002 and 2003 and the reviews of the financial statements included in the Company's Forms 10-Q for fiscal years 2002 and 2003 were approximately $216,000 and $167,000, respectively.

AUDIT RELATED FEES

     There were no fees billed by Ernst & Young LLP for professional services to our company relating to employee benefit audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards for fiscal years 2002 and 2003.

TAX FEES

     The aggregate fees billed by Ernst & Young LLP for professional services to our company relating to tax compliance, tax planning and tax advice taken as a whole were approximately $149,000 and $33,000 for fiscal years 2002 and 2003, respectively.

OTHER FEES

     The aggregate fees billed by Ernst & Young LLP for professional services to our company rendered other than as stated under the captions "Audit Fees," "Audit-Related Fees" and "Tax Fees" above for fiscal years 2002 and 2003 were approximately $71,000 and $0, respectively. We reimbursed certain fees and expenses of an investment banking firm selected to act as placement agent in connection with a planned commercial mortgage-backed securities ("CMBS") transaction pursuant to our agreement with the placement agent. In 2002, we were unable to complete the proposed CMBS transaction due to the impact on our operators resulting from reductions in Medicare reimbursement and concerns about potential Medicaid rate reductions. The placement agent engaged the transaction support group based in a different office of Ernst & Young LLP to provide the placement agent with certain procedures agreed upon by Ernst & Young LLP and the placement agent. Among the placement agent expenses that were reimbursed by us were $1.2 million for services provided to the placement agent by Ernst & Young LLP.

DETERMINATION OF AUDITOR INDEPENDENCE

     The Audit Committee has considered the provision of non-audit services by our principal accountants and has determined that the provision of such services was consistent with maintaining the independence of Ernst & Young LLP.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES

     The Audit Committee's current practice is to pre-approve all audit services and all permitted non-audit services to be provided to our company by our independent auditor; provided, however pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Listing of Consolidated Financial Statements

                                                                       PAGE
      TITLE OF DOCUMENT                                               NUMBER
      -----------------                                               ------
Report of Independent Auditors.....................................    F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002.......    F-2
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001.................................    F-3
Consolidated Statements of Stockholders Equity for the years ended
  December  31, 2003, 2002 and 2001................................    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001.................................    F-5
Notes to Consolidated Financial Statements.........................    F-6

     (a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III-- Real Estate and Accumulated Depreciation............    F-34

Schedule IV-- Mortgage Loans on Real Estate........................    F-35

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or sufficient information has been included in the notes to the Financial Statements and therefore has been omitted.

     (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page I-1 of this report.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2003. The following report on Form 8-K was furnished during the quarter ended December 31, 2003:

     Form 8-K dated October 24, 2003: Report with the following exhibit: Press release issued by Omega Healthcare Investors, Inc. on October 24, 2003.

     (c) Exhibits -- See Index to Exhibits beginning on Page I-1 of this report.

     (d) Financial Statement Schedules -- The following consolidated financial statement schedules are included herein:

Schedule III -- Real Estate and Accumulated Depreciation

Schedule IV-- Mortgage Loans on Real Estate

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Omega Healthcare Investors, Inc.


     We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedules listed in the Index under Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 19 to the consolidated financial statements, in 2003 Omega Healthcare Investors, Inc. adopted the provisions of Statements of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."



                                               /s/ Ernst & Young LLP

Chicago, Illinois
January 27, 2004, except
for Note 20, as to which the date is
February 13, 2004.

                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             DECEMBER 31,
                                                                                        2003           2002
                                                                                     ------------------------
                                     ASSETS
Real estate properties
   Land and buildings at cost...................................................      $ 692,454    $ 669,188
   Less accumulated depreciation................................................       (134,477)    (117,986)
                                                                                     ------------------------
     Real estate properties--net................................................        557,977      551,202
   Mortgage notes receivable--net...............................................        119,815      173,914
                                                                                     ------------------------
                                                                                        677,792      725,116
Other investments--net..........................................................         29,787       36,887
                                                                                     ------------------------
                                                                                        707,579      762,003
Assets held for sale--net.......................................................             --        2,324
                                                                                     ------------------------
   Total investments............................................................        707,579      764,327
Cash and cash equivalents.......................................................          3,094       14,340
Accounts receivable--net........................................................          1,893        2,766
Interest rate cap...............................................................          5,537        7,258
Other assets....................................................................          6,951        5,597
Operating assets for owned properties...........................................             --        9,721
                                                                                     ------------------------
   Total assets.................................................................      $ 725,054    $ 804,009
                                                                                     ========================
             LIABILITIES AND STOCKHOLDERS EQUITY
Revolving lines of credit and term loan.........................................      $ 177,074    $ 177,000
Unsecured borrowings............................................................        100,000      100,000
Other long-term borrowings......................................................          3,520       29,462
Accrued expenses and other liabilities..........................................          6,583       13,234
Operating liabilities for owned properties......................................             --        4,612
Operating assets and liabilities for owned properties - net.....................          1,642           --
                                                                                     ------------------------
   Total liabilities............................................................        288,819      324,308
                                                                                     ------------------------
Stockholders equity:
Preferred stock $1.00 par value; authorized--10,000 shares:
   Issued and outstanding--2,300 shares Class A with an
     aggregate liquidation preference of $57,500 as of
     December 31, 2003 and 2002, respectively...................................         57,500       57,500
   Issued and outstanding--2,000 shares Class B with an
     aggregate liquidation preference of $50,000 as of
     December 31, 2003 and 2002, respectively...................................         50,000       50,000
   Issued and outstanding--1,048 shares Class C with an
     aggregate liquidation preference of $104,842 as of
     December 31, 2003 and 2002, respectively...................................        104,842      104,842
Common stock $.10 par value; authorized--100,000 shares
   Issued and outstanding--37,291 shares and 37,141 shares
     as of December 31, 2003 and 2002, respectively.............................          3,729        3,714
Additional paid-in capital......................................................        481,467      481,052
Cumulative net earnings.........................................................        174,275      151,245
Cumulative dividends paid.......................................................       (431,123)    (365,654)
Unamortized restricted stock awards.............................................             --        (116)
Accumulated other comprehensive loss............................................         (4,455)      (2,882)
                                                                                     ------------------------
   Total stockholders equity....................................................        436,235      479,701
                                                                                     ------------------------
     Total liabilities and stockholders equity..................................      $ 725,054    $ 804,009
                                                                                     ========================

                             See accompanying notes.
                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                        2003          2002         2001
                                                                                      ---------------------------------------
REVENUES
   Rental income................................................................      $  65,121    $  62,718     $  60,117
   Mortgage interest income.....................................................         14,747       20,922        20,478
   Other investment income--net.................................................          2,982        5,302         4,845
   Nursing home revenues of owned and operated assets...........................             --       42,905       162,042
   Litigation settlement........................................................          2,187           --            --
   Miscellaneous................................................................          1,230        1,757         2,642
                                                                                      ---------------------------------------
                                                                                         86,267      133,604       250,124
EXPENSES
   Nursing home expenses of owned and operated assets...........................             --       63,778       169,861
   Nursing home revenues and expenses of owned and operated assets - net........          1,466           --            --
   Depreciation and amortization................................................         20,985       20,538        21,300
   Interest.....................................................................         23,388       27,381        33,204
   General and administrative...................................................          5,943        6,285        10,383
   Legal........................................................................          2,301        2,869         4,347
   State taxes..................................................................            614          490           739
   Refinancing expenses.........................................................             --        7,000            --
   Provisions for impairment....................................................          8,894        3,657         8,135
   Provisions for uncollectible mortgages, notes and accounts receivable........             --        8,844           683
   Severance, moving and consulting agreement costs.............................             --           --         5,066
   Litigation settlement expense................................................             --           --        10,000
   Adjustment of derivatives to fair value......................................             --         (946)        1,317
                                                                                      ---------------------------------------
                                                                                         63,591      139,896       265,035
                                                                                      ---------------------------------------
INCOME (LOSS) BEFORE GAIN (LOSS) ON ASSETS SOLD.................................         22,676       (6,292)      (14,911)
Gain (loss) on assets sold--net.................................................            665        2,548          (677)
                                                                                      ---------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS........................................         23,341       (3,744)      (15,588)
Loss from discontinued operations...............................................           (311)     (10,902)       (1,069)
                                                                                      ---------------------------------------
NET INCOME (LOSS)...............................................................         23,030      (14,646)      (16,657)
Preferred stock dividends.......................................................        (20,115)     (20,115)      (19,994)
                                                                                      ---------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON...........................................      $   2,915    $ (34,761)    $ (36,651)
                                                                                      =======================================

INCOME (LOSS) PER COMMON SHARE:
  Basic:
   Income (loss) from continuing operations.....................................      $    0.09    $   (0.69)    $   (1.78)
                                                                                      =======================================
   Net income (loss)............................................................      $    0.08    $   (1.00)    $   (1.83)
                                                                                      =======================================
  Diluted:
   Income (loss) from continuing operations.....................................      $    0.08    $   (0.69)    $   (1.78)
                                                                                      =======================================
   Net income (loss)............................................................      $    0.08    $  (1.00)     $   (1.83)
                                                                                      =======================================

Dividends declared and paid per common share....................................      $    0.15    $      --     $      --
                                                                                      =======================================
Weighted-average shares outstanding, basic......................................         37,189       34,739        20,038
                                                                                      =======================================
Weighted-average shares outstanding, diluted....................................         38,154       34,739        20,038
                                                                                      =======================================

COMPONENTS OF OTHER COMPREHENSIVE INCOME:
Net income (loss)...............................................................      $  23,030   $  (14,646)   $  (16,657)
   Unrealized gain (loss) on Omega Worldwide, Inc...............................             --          969          (939)
   Unrealized loss on hedging contracts.........................................         (1,573)      (2,033)         (849)
                                                                                      ---------------------------------------
Total comprehensive income (loss)...............................................      $  21,457   $  (15,710)   $  (18,445)
                                                                                      =======================================

                             See accompanying notes.

                       OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              COMMON STOCK    ADDITIONAL    PREFERRED   CUMULATIVE
                                                                PAR VALUE  PAID-IN CAPITAL    STOCK     NET EARNINGS
                                                             ---------------------------------------------------------
Balance at December 31, 2000 (20,038 common shares).......      $  2,004      $438,552       $207,500     $182,548
  Issuance of common stock:
    Grant of restricted stock (50 shares at an
      average of $2.320 per share) and
      amortization of deferred stock compensation.........             5           111             --           --
    Cancellation of restricted stock (52 shares)..........            (5)         (325)            --           --
    Dividend Reinvestment Plan (10 shares)................             1            28             --           --
    Grant of stock as payment of director fees
     (37 shares at an average of $2.454 per share)........             4            86             --           --
    Cancellation of stock held as collateral for
      note (84 shares)....................................            (9)         (336)            --           --
   Issuance of Series C preferred stock (in lieu of
      November 2000 dividends)............................            --           (45)         4,842           --
   Net loss...............................................            --            --             --      (16,657)
   Unrealized loss on Omega Worldwide, Inc................            --            --             --           --
   Unrealized loss on hedging contracts...................            --            --             --           --
                                                             ---------------------------------------------------------
Balance at December 31, 2001 (19,999 common shares).......         2,000       438,071        212,342      165,891
  Issuance of common stock:
    Release of restricted and amortization of
      deferred stock compensation.........................            --            --             --           --
    Dividend Reinvestment Plan (1 shares).................            --             5             --           --
    Rights Offering (17,123 shares).......................         1,712        42,888             --           --
    Grant of  stock as payment of director fees
      (18 shares at an average of $5.129 per share).......             2            88             --           --
   Net loss...............................................            --            --             --      (14,646)
   Unrealized gain on Omega Worldwide, Inc................            --            --             --           --
   Realized gain on sale of Omega Worldwide, Inc..........            --            --             --           --
   Unrealized gain on hedging contracts...................            --            --             --           --
   Unrealized loss on interest rate cap...................            --            --             --           --
                                                             ---------------------------------------------------------
Balance at December 31, 2002 (37,141 common shares).......         3,714       481,052        212,342      151,245
  Issuance of common stock:
    Release of restricted stock and amortization
      of deferred stock compensation......................            --            --             --           --
    Dividend Reinvestment Plan (6 shares).................             1            41             --           --
    Exercised Options (121 shares at an average
      exercise price of $2.373 per share).................            12           275             --           --
    Grant of stock as payment of directors
      fees (23 shares at an average of $4.373 per
      share)..............................................             2            99             --           --
   Net income.............................................            --            --             --       23,030
   Common dividends paid ($0.15 per share)................            --            --             --           --
   Preferred dividends paid (Series A of $6.359 per
     share, Series B of $5.930 per share and
     Series C of $2.50 per share).........................            --            --             --           --
   Unrealized loss on interest rate cap...................            --            --             --           --
                                                             ---------------------------------------------------------
Balance at December 31, 2003 (37,291 common shares).......      $  3,729      $481,467       $212,342     $174,275
                                                             =========================================================

                             See accompanying notes.
                        OMEGA HEALTHCARE INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              UNAMORTIZED      ACCUMULATED
                                                                              RESTRICTED          OTHER
                                                               CUMULATIVE       STOCK         COMPREHENSIVE
                                                                DIVIDENDS       AWARDS           LOSS         TOTAL
                                                             -------------------------------------------------------------
Balance at December 31, 2000 (20,038 common shares).......     $(365,654)     $   (607)         $    (30)    $464,313
  Issuance of common stock:
    Grant of restricted stock (50 shares at an
      average of $2.320 per share) and
      amortization of deferred stock compensation.........            --           135                --          251
    Cancellation of restricted stock (52 shares)..........            --           330                --           --
    Dividend Reinvestment Plan (10 shares)................            --            --                --           29
    Grant of stock as payment of director fees
     (37 shares at an average of $2.454 per share)........            --            --                --           90
    Cancellation of stock held as collateral for
      note (84 shares)....................................            --            --                --         (345)
   Issuance of Series C preferred stock (in lieu of
      November 2000 dividends)............................            --            --                --        4,797
   Net loss...............................................            --            --                --      (16,657)
   Unrealized loss on Omega Worldwide, Inc................            --            --              (939)        (939)
   Unrealized loss on hedging contracts...................            --            --              (849)        (849)
                                                             -------------------------------------------------------------
Balance at December 31, 2001 (19,999 common shares).......      (365,654)         (142)           (1,818)     450,690
  Issuance of common stock:
    Release of restricted and amortization of
      deferred stock compensation.........................            --            26                --           26
    Dividend Reinvestment Plan (1 shares).................            --            --                --            5
    Rights Offering (17,123 shares).......................            --            --                --       44,600
    Grant of  stock as payment of director fees
      (18 shares at an average of $5.129 per share).......            --            --                --           90
   Net loss...............................................            --            --                --      (14,646)
   Unrealized gain on Omega Worldwide, Inc................            --            --               558          558
   Realized gain on sale of Omega Worldwide, Inc..........            --            --               411          411
   Unrealized gain on hedging contracts...................            --            --               849          849
   Unrealized loss on interest rate cap...................            --            --            (2,882)      (2,882)
                                                             -------------------------------------------------------------
Balance at December 31, 2002 (37,141 common shares).......      (365,654)         (116)           (2,882)     479,701
  Issuance of common stock:
    Release of restricted stock and amortization
      of deferred stock compensation......................            --           116                --          116
    Dividend Reinvestment Plan (6 shares).................            --            --                --           42
    Exercised Options (121 shares at an average
      exercise price of $2.373 per share).................            --            --                --          287
    Grant of stock as payment of directors
      fees (23 shares at an average of $4.373 per
      share)..............................................            --            --                --          101
   Net income.............................................            --            --                --       23,030
   Common dividends paid ($0.15 per share)................        (5,582)           --                --       (5,582)
   Preferred dividends paid (Series A of $6.359 per
     share, Series B of $5.930 per share and
     Series C of $2.50 per share).........................       (59,887)           --                --      (59,887)
   Unrealized loss on interest rate cap...................            --            --           (1,573)       (1,573)
                                                             -------------------------------------------------------------
 Balance at December 31, 2003 (37,291 common shares)......     $(431,123)     $     --          $ (4,455)    $436,235
                                                            =============================================================

                             See accompanying notes.
                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       2003         2002         2001
                                                                                  ---------------------------------------
OPERATING ACTIVITIES
Net income (loss)...............................................................    $  23,030    $(14,646)     $(16,657)
  Adjustment to reconcile net income to cash provided by operating activities:
    Depreciation and amortization...............................................       20,985      20,538        21,300
    Provisions for impairment...................................................        8,894       3,657         8,135
    Provisions for uncollectible mortgages, notes and accounts receivable.......           --       8,844           683
    Amortization for deferred finance costs.....................................        4,761       2,784         2,483
    (Gain) loss on assets sold - net............................................         (665)     (2,548)          677
    Amortization of derivatives.................................................          149          --            --
    Adjustment of derivatives to fair value.....................................           --        (946)        1,317
    Adjustment for discontinued operations......................................          441      12,441         2,239
    Other.......................................................................          804      (1,052)       (3,035)
Net change in accounts receivable for owned and operated assets.................        5,994      18,792         2,909
Net change in accounts payable for owned and operated assets....................       (1,478)     (4,427)       (3,820)
Net change in other owned and operated assets and liabilities...................        2,157       5,407         2,069
Net change in accounts receivable...............................................          873       1,799         5,932
Net change in other assets......................................................       (1,354)      2,524         2,606
Net change in operating assets and liabilities..................................       (8,138)     (5,911)      (12,115)
                                                                                  ---------------------------------------
Net cash provided by operating activities.......................................       56,453      47,256        14,723
                                                                                  ---------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investments ..................................       12,911       1,246         5,216
Capital improvements and funding of other investments...........................       (1,504)       (727)       (1,706)
Proceeds from other investments - net and assets held for sale - net............       23,815      16,027         2,252
Investments in other investments - net and assets held for sale - net...........       (7,736)         --         (548)
Collection of mortgage principal................................................        3,624      14,334        23,956
Other...........................................................................           --          --           119
                                                                                  ---------------------------------------
Net cash provided by investing activities.......................................       31,110      30,880        29,289
                                                                                  ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new financing.....................................................      260,977          --            --
Payments on new financing.......................................................      (83,903)         --            --
Proceeds from credit line borrowings............................................           --      20,005        25,548
Payments of credit line borrowings..............................................     (177,000)    (36,694)      (17,500)
Proceeds from long-term borrowings..............................................           --      13,293            --
Payments of long-term borrowings................................................      (25,942)    (98,111)      (46,268)
Payments for derivative instruments.............................................           --     (10,140)            --
Receipts from Dividend Reinvestment Plan........................................           42           5            29
Receipts from exercised options.................................................          287          --            --
Dividends paid..................................................................      (65,469)         --            --
Proceeds from rights offering and private placement - net ......................           --      44,600            --
Deferred financing costs paid...................................................       (7,801)     (1,650)       (2,688)
Other...........................................................................           --          --          (45)
                                                                                  ---------------------------------------
Net cash used in financing activities...........................................      (98,809)    (68,692)      (40,924)
                                                                                  ---------------------------------------
(Decrease) increase in cash and cash equivalents................................      (11,246)      9,444         3,088
Cash and cash equivalents at beginning of year..................................       14,340       4,896         1,808
                                                                                  ---------------------------------------
Cash and cash equivalents at end of year........................................    $   3,094    $ 14,340      $  4,896
                                                                                  =======================================
Interest paid during the year..................................................     $  18,101    $ 26,036      $ 34,236
                                                                                  =======================================

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

     Omega Healthcare Investors, Inc., a Maryland corporation, is a self-administered real estate investment trust ("REIT"). From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care nursing homes, assisted living facilities and rehabilitation hospitals. At December 31, 2003, we have investments in 211 healthcare facilities located in the United States.

CONSOLIDATION

     The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE INVESTMENTS

     We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

     Depreciation for buildings is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 39 years. Leasehold interests are amortized over the shorter of useful life or term of the lease, with lives ranging from four to seven years.

OWNED AND OPERATED ASSETS AND ASSETS HELD FOR SALE

     Real estate acquired and operated pursuant to a foreclosure proceeding is designated as "owned and operated assets" and recorded at the lower of cost or fair value and is included in "real estate properties" on our audited consolidated balance sheet. For 2003, the assets and liabilities of our owned and operated properties are shown on a net basis on the face of our audited consolidated balance sheet. For 2002, operating assets and operating liabilities for our owned and operated properties are shown on a gross basis on the face of our audited consolidated balance sheet and are detailed in Note 3 - Properties. The net basis presentation in 2003 is due to the insignificance of the owned and operated portfolio (one facility at December 31, 2003).

     When a formal plan to sell real estate was adopted and we held a contract for sale, the real estate was classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities was excluded from operations after management has committed to a plan to sell the asset. Upon adoption of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements.

ASSET IMPAIRMENT

     Management periodically, but not less than annually, evaluates the real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators are based on factors such as market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment related to long-lived assets are recognized when expected future cash flows are less than the carrying values of the assets. If the sum of the expected future cash flow, including sales proceeds, is less than carrying value, then an impairment charge is recorded to write the asset down to the present value of expected future cash flows. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

LOAN IMPAIRMENT

     Management periodically, but not less than annually, evaluates the outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

ACCOUNTS RECEIVABLE - OWNED AND OPERATED ASSETS

     Accounts receivable from owned and operated assets consists of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items. A provision of $0.0 million, $5.9 million and $7.3 million was recorded in 2003, 2002 and 2001, respectively.

INVESTMENTS IN EQUITY SECURITIES

     Marketable securities classified as available-for-sale are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on securities held as available-for-sale are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities available-for-sale are included in investment income.

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Amortization of financing costs totaling $4.9 million, $2.8 million and $2.5 million in 2003, 2002 and 2001, respectively, is classified as interest expense in our audited consolidated statements of operations. Amounts paid for financings that are not ultimately completed are expensed at the time the determination is made that such financings are not viable. In 2002, $7.0 million of such costs was expensed and was classified as refinancing expense in 2002 in our audited consolidated statements of operations.

     We have adopted Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which requires that gains and losses from the extinguishment of debt are no longer presented as an extraordinary item in our audited consolidated statements of operations. The accompanying consolidated financial statements present gains or losses arising from the extinguishment of debt as interest expense within income from continuing operations and the effects of extinguishments in prior periods have been reclassified to conform to the prescribed presentation.

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

EARNINGS PER SHARE

     Basic earnings per common share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options and the conversion of our Series C preferred stock.

FEDERAL AND STATE INCOME TAXES

     As a qualified REIT, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. To the extent that we have foreclosure income from our owned and operated assets, we will incur federal tax at a rate of 35%. To date, our owned and operated assets have generated losses, and therefore, no provision for federal income tax is necessary.

STOCK-BASED COMPENSATION

     Our company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants. Expense related to Dividend Equivalent Rights is recognized as dividends are declared, based on anticipated vesting.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on our results of operations or financial position.

     In January 2003, the FASB issued Financial Interpretation Number ("FIN") 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities. We believe that, as of December 31, 2003, we do not have any entities that meet the definition of a variable interest entity under FIN 46, therefore, the provisions of FIN 46 are not expected to have an impact on our results of operations or financial position.

RISKS AND UNCERTAINTIES

     Our company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the growth in cost of healthcare services. (See Note 6 - Concentration of Risk).

RECLASSIFICATIONS

     Certain reclassifications have been recorded to the prior year financial statements to conform to current year presentation.

NOTE 3 - PROPERTIES

LEASED PROPERTY

     Our leased real estate properties, represented by 151 long-term care facilities and two rehabilitation hospitals at December 31, 2003, are leased under provisions of single leases and Master Leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and Master Leases provide for minimum annual rentals which are subject to annual increases based upon increases in the CPI or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

     A summary of our investment in leased real estate properties is as follows:

                                               DECEMBER 31,
                                             2003       2002
                                          ---------------------
                                              (IN THOUSANDS)
Buildings..............................   $ 649,591  $ 628,764
Land...................................      32,971     30,774
                                          ---------------------
                                            682,562    659,538
Less accumulated depreciation..........    (131,604)  (115,529)
                                          ---------------------
   Total...............................   $ 550,958  $ 544,009
                                          =====================

     The future minimum contractual rentals for the remainder of the initial terms of the leases are as follows:

                                        (IN THOUSANDS)
                                        --------------
2004...................................   $  68,269
2005...................................      68,125
2006...................................      67,396
2007...................................      64,190
2008...................................      63,733
Thereafter.............................     241,782
                                        -------------
                                          $ 573,495
                                        =============

     A summary of the lease transactions which occurred in 2003 is as follows:

ALTERRA HEALTHCARE CORPORATION

     o Alterra Healthcare Corporation ("Alterra") announced during the first quarter of 2003, that, in order to facilitate and complete its on-going restructuring initiatives, they had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. At that time, we leased eight assisted living facilities (325 units) located in seven states to subsidiaries of Alterra.

     o Effective July 7, 2003, we amended our Master Lease with a subsidiary of Alterra whereby the number of leased facilities was reduced from eight to five. The amended Master Lease has a remaining term of
          approximately   ten  years  with  an  annual   rent   requirement   of
          approximately $1.5 million. This compares to the 2002 annualized revenue of $2.6 million. On November 1, 2003, we re-leased one assisted living facility formerly leased by Alterra, located in Washington, to a new operator under a Lease, which has a ten-year term and has an initial annual lease rate of $0.2 million. We are in the process of negotiating terms and conditions for the re-lease of the remaining two properties. In the interim, Alterra continues to operate the two facilities. The Amended Master Lease was approved by the U.S. Bankruptcy Court in the District of Delaware.

CLAREMONT HEALTHCARE HOLDINGS, INC.

     o Effective December 1, 2003, we sold one skilled nursing facility ("SNF") formerly leased by Claremont Healthcare Holdings, Inc. ("Claremont"), located in Illinois, for $9.0 million. We received net proceeds of approximately $6.0 million in cash and a $3.0 million, five-year, 10.5% secured note for the balance. This transaction results in a non-cash accounting loss of approximately $3.8 million, which was recorded in the fourth quarter of 2003.

     o On November 7, 2003, we re-leased two SNFs formerly leased by Claremont, located in Ohio, to a new operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $1.1 million.

     o Separately, we continue our ongoing restructuring discussions with Claremont regarding the five facilities Claremont currently leases from us. We cannot determine the timing or outcome of these discussions. Claremont failed to pay base rent due during the fourth quarter of 2003 in the amount of $1.5 million. During the fourth quarter of 2003, we applied security deposits in the amount of $1.0 million to pay Claremont's rent payments and we demanded that Claremont restore the $1.5 million security deposit. At December 31, 2003, we had no additional security deposits with Claremont. We recognize revenue from Claremont on a cash-basis as it is received.

SUN HEALTHCARE GROUP, INC.

     o On February 7, 2003, Sun Healthcare Group, Inc. ("Sun") announced "that it has opened dialogue with many of its landlords concerning the portfolio of properties leased to Sun and various of its consolidated subsidiaries (collectively, the `Company'). The Company is seeking a rent moratorium and/or rent concessions with respect to certain of its facilities and is seeking to transition its operations of certain facilities to new operators while retaining others." To this end, Sun has initiated conversations with us regarding a restructure of our lease. As a result, during 2003, we released 12 SNFs, formerly leased by Sun, in the following transactions:

          o On July 1, 2003, we re-leased one SNF in Louisiana to an existing operator under a Master Lease, which lease has an eight-year term and requires an initial annual lease rate of $400,000;

          o On July 1, 2003, we re-leased two SNFs located in Texas to an existing operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $800,000;

          o On July 1, 2003, we re-leased two SNFs located in Florida to an existing operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $1.3 million;

          o    On  October  1,  2003,   we  re-leased   three  SNFs  located  in
               California, to a new operator under a Master Lease, which has a 15-year term and has an initial annual lease rate of $1.25 million;

          o On November 1, 2003, we re-leased two SNFs located in California to a new operator under a Master Lease, which has a ten-year term and has an initial annual lease rate of $0.6 million;

          o On December 1, 2003, we re-leased one SNF located in California to a new operator under a lease, which has a ten-year term and has an initial annual lease rate of $0.12 million; and

          o On December 1, 2003, we re-leased one SNF located in Indiana to an existing operator under a lease, which has a five-year term.

     o As a result of the above-mentioned transitions of the 12 former Sun facilities, Sun operated 38 of our facilities at December 31, 2003.

     o Effective January 1, 2004, we re-leased four SNFs to an existing operator under a new Master Lease, which has a five-year term and has an initial annual lease rate of $0.75 million. Three SNFs formerly leased by Sun, located in Illinois, were part of this transaction. The fourth SNF in the transaction, located in Illinois, was the last remaining owned and operated facility in our portfolio. A fifth facility, leased in December 2003, was incorporated in this Master Lease.

     o On January 26, 2004, we announced the signing of a non-binding term sheet representing an agreement in principle with Sun regarding 51 properties we own that are leased to various affiliates of Sun. Under the arrangement contemplated by the non-binding term sheet, Sun would continue to operate and occupy 23 long-term care facilities, five behavioral properties and two hospital properties. One property in the State of Washington, formerly operated by a Sun affiliate, has already been closed and the lease relating to that property will be terminated. With respect to the remaining 20 facilities, 15 have already been transitioned to new operators and five are in the process of being transferred to new operators. The non-binding term sheet contemplates execution and delivery of a new master lease with the following general terms:

          o    Term: Through December 31, 2013.

          o Base Rent: Commencing February 1, 2004, monthly base rent would be $1.56 million, subject to annual increases not to exceed 2.5% per year.

          o Deferred Base Rent: $7.76 million would be deferred and bear interest at a floating rate with a floor of 6% per year. That interest would accrue but would not be payable to us through January 3, 2008. Interest thereafter accruing would be paid monthly. We are releasing all other claims for base rent which otherwise would be due under the current leases.

          o Conversion of Deferred Base Rent: We would have the right at any time to convert the deferred base rent into 800,000 shares of Sun's common stock, subject to certain non-dilution provisions and the right of Sun to pay cash in an amount equal to the value of that stock in lieu of issuing stock to Omega. If the value of the common stock exceeds 140% of the deferred base rent, Sun can require Omega to convert the deferred base rent into Sun's common stock.

          The terms described above are subject to the negotiation and execution of definitive documents satisfactory to us and Sun. Separately, we continue our ongoing restructuring discussions with Sun. We cannot determine the timing or outcome of these discussions at the time of this filing. There can be no assurance that Sun will continue to pay rent at the current level, although, we believe that alternative operators would be available to lease or buy the remaining Sun facilities if an appropriate agreement is not completed with Sun.

     As a result of our 2003 re-leasing efforts, our owned and operated portfolio has decreased from three at December 31, 2002 to one at December 31, 2003.

OWNED AND OPERATED ASSETS

     At December 31, 2003, we owned one, 128-bed facility that was previously recovered from a bankrupt customer and is operated for our own account. The facility and its respective operations are presented on a consolidated basis in our audited consolidated financial statements. At December 31, 2002, we owned and operated three long-term care facilities (two owned and one subject to a leasehold interest). Impairment charges of $3.0 million, including $2.0 million for a property that was sold, was taken on these assets for the year ended December 31, 2002.

     A summary of our investment in the one and two owned and operated real estate assets at December 31, 2003 and 2002, respectively, is as follows:

                                               DECEMBER 31,
                                             2003      2002
                                          ---------------------
                                              (IN THOUSANDS)
Buildings...............................  $   5,039  $   5,251
Land....................................        256        320
                                          ---------------------
                                              5,295      5,571
Less accumulated depreciation...........       (681)      (675)
                                          ---------------------
   Total................................  $   4,614  $   4,896
                                          =====================

     Effective January 1, 2004, our remaining owned and operated asset was re-leased to an existing operator. This facility, located in Illinois, was re-leased under a new Master Lease which encompasses four additional facilities.

CLOSED FACILITIES

     At December 31, 2003, there are six closed properties that are not currently under contract for sale. We recorded a $8.8 million and $3.7 million provision for impairment for the year ended December 31, 2003 and 2002, respectively. These properties are included in real estate in our audited consolidated balance sheet. A summary of our investment in closed real estate properties is as follows:

                                               DECEMBER 31,
                                             2003      2002
                                          ---------------------
                                              (IN THOUSANDS)
Buildings...............................  $   3,970  $   3,875
Land....................................        627        204
                                          ---------------------
                                              4,597      4,079
Less accumulated depreciation...........     (2,192)    (1,782)
                                          ---------------------
   Total................................  $   2,405  $   2,297
                                          =====================

     In 2003, six facilities were transferred to closed facilities. Two facilities were transferred from purchase leaseback and non-cash impairments of $8.8 million were recorded to reduce the value of the investments to their estimated fair value. Three facilities were transferred from mortgage notes receivable after we received a Deed in Lieu of Foreclosure. Finally, we transferred one facility from our owned and operated portfolio into closed facilities.

     In addition, in 2003 we sold eight closed facilities realizing proceeds of approximately $7.0 million, net of closing costs, resulting in a net gain of approximately $3.0 million. In accordance with SFAS No. 144, the $3.0 million realized net gain for the twelve months ended December 31, 2003 is reflected in our audited consolidated statements of operations as discontinued operations. (See Note 19 - Discontinued Operations).

ASSETS SOLD OR HELD FOR SALE

     During 2003, we sold the four remaining facilities, which were classified as assets held for sale in 2001, realizing proceeds of $2.0 million, net of closing costs, resulting in a net loss of approximately $0.7 million, in the following transactions:

          o On June 6, 2003, we sold one closed facility classified as held for sale located in the state of Indiana, realizing net proceeds of $0.2 million, resulting in a gain of $0.1 million.

          o On July 9, 2003, we sold one closed facility classified as held for sale located in the state of Indiana, realizing net proceeds of $0.2 million, resulting in a gain of $0.1 million.

          o On September 30, 2003, we sold one closed facility classified as held for sale located in Indiana for its approximate net book value.

          o On October 31, 2003, we sold our remaining held for sale facility located in Texas, realizing proceeds of $1.5 million, net of closing costs, resulting in a loss of $0.8 million.

     During 2002, we realized proceeds of $1.7 million associated with the sale of two facilities, which were classified as assets held for sale in 2001, and miscellaneous beds. Accordingly, these six facilities (four sold in 2003 and two sold in 2002) were subject to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed and have not been reported as discontinued operations in our audited consolidated financial statements.

     During 2001, we recorded a provision of $8.3 million for impairment of assets transferred to assets held for sale. We also realized proceeds of $1.4 million during 2001.

OTHER NON-CORE ASSETS

          o On May 8, 2003, we sold an investment in a Baltimore, Maryland asset, leased by the United States Postal Service ("USPS"), for approximately $19.6 million. The purchaser paid us proceeds of $1.8 million and assumed the first mortgage of approximately $17.6 million. As a result, we recorded a gain of $1.3 million, net of closing costs and other expenses.

          o On December 4, 2003, we sold our investment in Principal Healthcare Finance Trust realizing proceeds of approximately $1.6 million, net of closing costs, resulting in an accounting gain of approximately $0.1 million.

          o During 2002, we received proceeds of $16.4 million from sales of certain other non-core assets, resulting in a gain of $2.6 million. We also recognized a provision of $3.7 million for uncollectible mortgages, notes and accounts receivable. This charge was primarily related to the restructuring and reduction of debt owed by Madison/OHI Liquidity Investors, LLC ("Madison"), as part of the compromise and settlement of a lawsuit with Madison. (See Note 14 - Litigation).

NOTE 4 - MORTGAGE NOTES RECEIVABLE

     Mortgage notes receivable relate to 51 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states, operated by ten independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

     The following table summarizes the mortgage notes balances for the years ended December 31, 2003 and 2002:


                                                   2003       2002
                                               ----------------------
                                                    (IN THOUSANDS)
Gross mortgage notes--unimpaired............    $119,815   $171,514
Gross mortgage notes--impaired..............          --     11,086
Reserve for uncollectible loans.............          --    (8,686)
                                               ----------------------
Net mortgage notes..........................    $119,815   $173,914
                                               ======================

     During 2003, we reduced the number of mortgaged facilities by 12 as a result of the following:

          o One facility, located in Indiana, was removed from an existing mortgage and sold on behalf of the mortgagor. Net sales proceeds from this transaction of approximately $73 thousand were used to repay principal on the existing mortgage.

          o Fee-simple ownership of two closed facilities on which we held mortgages were transferred to us by Deed in Lieu of Foreclosure. These facilities were transferred to closed facilities and are included in our audited consolidated balance sheet under "land and buildings at cost." We intend to sell these closed facilities as soon as practicable; however, there can be no assurance if, or when, these sales will be completed.

          o Titles to eight IHS properties on which we held mortgage were transferred to our wholly-owned subsidiaries by Deed in Lieu of Foreclosure. These facilities were then subsequently leased to four unaffiliated third-party operators as part of four separate transactions. (See Note 3 - Properties).

          o We received fee-simple ownership to one closed property, which we previously held the mortgage on, by Deed in Lieu of Foreclosure. This facility was transferred to closed facilities and is included in our audited consolidated balance sheet under "land and buildings at cost."

     During 2002, we determined two mortgages were impaired and we recorded a reserve for uncollectible loans of $4.9 million to reduce the carrying value of the mortgage loans to the estimated value of their related collateral.

     The outstanding principal amounts of mortgage notes receivable, net of allowances, are as follows:

                                                                                           DECEMBER 31,
                                                                                          2003       2002
                                                                                        --------------------
                                                                                          (IN THOUSANDS)
Mortgage note due 2010; interest only at 11.57% payable monthly.......................  $ 59,688   $ 59,688
Participating mortgage note due 2003; interest at 11.55% payable monthly..............        --     37,571
Mortgage notes due 2015; monthly payments of $189,004, including interest at 11.01%...    14,484     15,120
Mortgage note due 2010; monthly payment of $124,833, including interest at 11.50%.....    12,715     12,748
Participating mortgage note due 2008; interest at 10.69% payable monthly..............        --     12,000
Mortgage note due 2006; monthly payment of $107,382, including interest at 11.50%.....    10,851     10,971
Mortgage note due 2004; interest at 7.62% payable monthly.............................    10,025     10,112
Other mortgage notes..................................................................    12,052     15,304
Other convertible participating mortgage notes........................................        --      2,400
                                                                                        --------------------
     Total mortgages-net..............................................................  $119,815   $173,914
                                                                                        ====================

     Mortgage notes are shown net of allowances of $8.7 million at December 31, 2002.

NOTE 5 - OTHER INVESTMENTS

     A summary of our other investments is as follows:
                                                                AT DECEMBER 31,
                                                                2003      2002
                                                             -------------------
                                                                (In thousands)
Notes receivable...........................................  $ 25,525  $ 14,236
Notes receivable allowance.................................    (2,787)   (2,804)
Purchase option(1).........................................     7,049     7,258
Assets leased by United States Postal Service-net..........        --    16,931
Equity securities of Principal Healthcare Finance Trust....        --     1,266
                                                             -------------------
     Total other investments...............................  $ 29,787  $ 36,887
                                                             ===================

(1) We paid $7.0 million to enter into a purchase option to acquire a portfolio of seven SNFs in Ohio from a third-party operator. Under the terms of the purchase option, the amount paid for this option will be offset against future purchase price consideration. We have the ability to exercise this option from 2007 to 2011 and we are continuing to assess the feasibility of this option.

     A summary of our notes receivable is as follows:

                                                                 AT DECEMBER 31,
                                                                2003      2002
                                                             -------------------
                                                                (In thousands)

Note receivable callable in 1999; interest only at 14%.....  $  6,000  $  6,000
Working capital note receivable due 2004;
  interest only at 11%.....................................     5,000        --
Note receivable due 2008; interest only at 11%.............     3,000        --
Other notes receivable; 6% to 14%; maturity dates range
  from on demand to 2013...................................    11,525     8,236
                                                             -------------------
     Total notes receivable................................  $ 25,525  $ 14,236
                                                             ===================

NOTE 6 - CONCENTRATION OF RISK

     As of December 31, 2003, our portfolio of investments consisted of 211 healthcare facilities, located in 28 states and operated by 39 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled $812.3 million at December 31, 2003, with 97.1% of our real estate investments related to long-term care facilities. This portfolio is made up of 151 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 51 long-term healthcare facilities and one long-term healthcare facility that was recovered from customers and is currently operated through a third-party management contract for our own account and six long-term healthcare facilities that were recovered from customers and are currently closed. At December 31, 2003, we also held other investments of approximately $29.8 million, including $22.7 million of notes receivable, net of allowance.

     At December 31, 2003, approximately 41.6% of our real estate investments are operated by four public companies: Sun Healthcare Group, Inc. (20.7%), Advocat, Inc. ("Advocat") (12.8%), Mariner Health Care, Inc. ("Mariner") (7.4%) and Emeritus Corporation ("Emeritus") (0.7%). The two largest private operators represent 6.8% and 5.7%, respectively, of our investments. No other operator represents more than 4.0% of our investments. The three states in which we have our highest concentration of investments are Florida (15.5%), California (8.2%) and Ohio (7.3%).

     Effective January 1, 2004, our remaining owned and operated long-term healthcare facility was re-leased to an existing operator. This facility, located in Illinois, was re-leased under a new Master Lease which encompasses four additional facilities.

NOTE 7 - LEASE AND MORTGAGE DEPOSITS

     We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators. These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of its investments. The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. At December 31, 2003, we held $3.3 million in such liquidity deposits and $6.5 million in letters of credit. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

NOTE 8 - BORROWING ARRANGEMENTS

     We have two secured credit facilities totaling $275 million, consisting of a $225 million Senior Secured Credit Facility ("Credit Facility") and a $50 million acquisition credit facility ("Acquisition Line"). At December 31, 2003, $177.1 million was outstanding under the Credit Facility and $12.1 million was utilized for the issuance of letters of credit, leaving availability of $85.0 million. The $177.1 million of outstanding borrowings had an interest rate of 6.00% at December 31, 2003.

     The Credit Facility includes a $125 million term loan ("Term Loan") and a $100 million revolving line of credit ("Revolver") collateralized by our interests in 121 facilities representing approximately half of our invested assets. Both the Term Loan and Revolver have a four-year maturity with a one-year extension at our option. The Term Loan amortizes on a 25-year basis and is priced at London Interbank Offered Rate ("LIBOR") plus a spread of 3.75%, with a floor of 6.00%. The Revolver is also priced at LIBOR plus a 3.75% spread, with a 6.00% floor.

     Borrowings under our old $160 million secured revolving line of credit facility of $112.0 million were paid in full upon the closing of the Credit Facility. Additionally, $12.5 million of letters of credit previously outstanding against this credit facility were reissued under the new Credit Facility. LIBOR-based borrowings under this previous credit facility had a weighted-average interest rate of approximately 4.5% at the payoff date.

     Borrowings under our old $65 million line of credit facility, which was fully drawn, were paid in full upon the closing of our Credit Facility. LIBOR-based borrowings under this previous credit facility had a weighted-average interest rate of approximately 4.6% at the payoff date.

     As a result of the new Credit Facility, for the twelve-month period ended December 31, 2003, our interest expense includes $2.6 million of non-cash interest expense related to financing costs written off in conjunction with the termination of our two previous credit facilities mentioned above.

     In December 2003, we secured a $50 million revolving Acquisition Line arranged by GE Healthcare Financial Services. The Acquisition Line will be secured by first liens on potential facilities acquired or assignments of mortgages made on new acquisitions. The interest rate on the outstanding borrowings is LIBOR plus 3.75% with a 6% floor.

     Also in 2003, we sold an asset located in Baltimore, MD, leased by the USPS. The asset was secured by a first mortgage note, which was fully assumed by the purchaser, with an outstanding principal amount at the time of sale of $17.6 million and a fixed interest rate of 7.26%. The note amortized over a 20-year term. In addition, during 2003, we paid off four Industrial Revenue Bonds totaling $7.8 million with a fixed blended rate of approximately 9.66%.

     We are required to meet certain financial covenants, including prescribed leverage and interest coverage ratios on our long-term borrowings. We are also required to fix a certain portion of our interest rate. We utilize an interest rate cap to reduce exposure to interest rate fluctuations (See Note 9 - Financial Instruments).

     At December 31, 2003, we had borrowings under a 6.95% $100 million interest-only note due in August 2007.

     The following is a summary of our long-term borrowings:

                                                                 DECEMBER 31,
                                                               2003       2002
                                                            --------------------
                                                                (IN THOUSANDS)
 Unsecured borrowings:
   6.95% Notes due August 2007...........................   $100,000  $100,000
   Other long-term borrowings............................      3,520     3,850
                                                            --------------------
                                                             103,520   103,850
                                                            --------------------
 Secured borrowings:
   Revolving lines of credit and term loan...............    177,074   177,000
   Industrial Development Revenue Bonds..................         --     7,855
   Mortgage notes payable to banks.......................         --    17,757
                                                            --------------------
                                                             177,074   202,612
                                                            --------------------
                                                            $280,594  $306,462
                                                            ====================

     Real estate investments with a gross book value of approximately $424.6 million are pledged as collateral for outstanding secured borrowings at December 31, 2003.

     Assuming none of our borrowing arrangements are refinanced, converted or prepaid prior to maturity, required principal payments for each of the five years following December 31, 2003 and the aggregate due thereafter are set forth below:

                                                  (IN THOUSANDS)
                      2004.....................      $   2,319
                      2005.....................          2,481
                      2006.....................          2,654
                      2007.....................        271,145
                      2008.....................            435
                      Thereafter...............          1,560
                                                ---------------
                                                     $ 280,594
                                                ===============

NOTE 9 - FINANCIAL INSTRUMENTS

     At December 31, 2003 and 2002, the carrying amounts and fair values of our financial instruments are as follows:

                                                                         2003                  2002
                                                                  CARRYING     FAIR     CARRYING     FAIR
                                                                   AMOUNT     VALUES     AMOUNT     VALUES
                                                                 --------------------------------------------
                                                                               (IN THOUSANDS)
ASSETS:
   Cash and cash equivalents..................................    $  3,094   $  3,094   $ 14,340   $ 14,340
   Mortgage notes receivable - net............................     119,815    127,814    173,914    183,618
   Other investments..........................................      29,787     29,995     36,887     37,419
   Interest rate cap..........................................       5,537      5,537      7,258      7,258
                                                                 --------------------------------------------
     Totals...................................................    $158,233    166,440    232,399    242,635
                                                                 ============================================

LIABILITIES:
   Revolving lines of credit..................................    $177,074   $177,074   $177,000   $177,000
   6.95% Notes................................................     100,000     92,240    100,000     90,413
   Other long-term borrowings.................................       3,520      3,121     29,462     29,320
                                                                 --------------------------------------------
     Totals...................................................    $280,594   $272,435   $306,462   $296,733
                                                                 ============================================

     Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. (See Note 2 - Summary of Significant Accounting Policies). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

     We utilize interest rate caps to reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. GAAP requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty will pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges are reported on the balance sheet with corresponding adjustments to accumulated other comprehensive income. On December 31, 2003, the derivative instrument was recorded at its fair value of $5.5 million. An adjustment of $1.6 million to other comprehensive income was made for the change in fair value of this cap during 2003. Over the term of the interest rate cap, the $10.1 million cost is amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. Over the next twelve months, $1.2 million is expected to be reclassified to earnings from other comprehensive income.

     In 2002, we terminated two interest rate swaps with notional amounts of $32.0 million each. Under the terms of the first swap agreement, which would have expired on December 2002, we received payments when LIBOR exceeded 6.35% and paid the counterparty when LIBOR was less than 6.35%. Under the second swap agreement, which was scheduled to expire December 31, 2002, we received payments when LIBOR exceeded 4.89% and paid the counterparty when LIBOR was less than 4.89%.

     During 2002, we recorded a non-cash gain of $0.9 million related to the maturity and payoff of two interest rate swaps with a notional amount of $32.0 million each.

NOTE 10 - RETIREMENT ARRANGEMENTS

     We have a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

     We have a Deferred Compensation Plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock. There are no outstanding units as of December 31, 2003.

     Our contributions to these retirement arrangements totaled approximately $52,200, $38,800 and $33,500 in 2003, 2002 and 2001, respectively.

NOTE 11 - STOCKHOLDERS EQUITY AND STOCK OPTIONS

SERIES C PREFERRED STOCK

     Explorer Holdings, L.P. ("Explorer"), an affiliate of Hampstead Investment Partners III, L.P. ("Hampstead"), a private equity investor, owned all of the 1,048,420 outstanding shares of our Series C convertible preferred stock as of December 31, 2003 with a liquidation preference of $100 per share. Shares of the Series C preferred stock are convertible into common stock at any time by the holder at an initial conversion price of $6.25 per share of common stock. The shares of Series C preferred stock are entitled to receive dividends at the greater of 10% per annum or the dividend payable on shares of common stock, with the Series C preferred stock participating on an "as converted" basis. Dividends on the Series C preferred stock are cumulative from the date of original issue and are payable quarterly. (See Note 20 - Subsequent Events).

     The Series C preferred stock votes (on an "as converted" basis) together with our common stock on all matters submitted to stockholders. The original terms of the Series C preferred stock provided that if dividends on the Series C preferred stock were in arrears for four quarters, the holders of the Series C preferred stock, voting separately as a class (and together with the holder of Series A and Series B preferred stock if and when dividends on such series are in arrears for six or more quarters and special class voting rights are in effect with respect to the Series A and Series B preferred stock), would be entitled to elect directors who, together with the other directors designated by the holders of Series C preferred stock, would constitute a majority of our Board of Directors. The general terms of the Equity Investment are set forth in the Investment Agreement.

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

FEBRUARY 2002 RIGHTS OFFERING AND CONCURRENT PRIVATE PLACEMENT

     In 2002, we completed a registered rights offering and simultaneous private placement to Explorer. Stockholders exercised subscription rights to purchase a total of 6.4 million shares of common stock at a subscription price of $2.92 per share, raising gross proceeds of $18.7 million. In the private placement with Explorer, we issued a total of 10.7 million shares of common stock at a price of $2.92 per share, raising gross proceeds of $31.3 million. Proceeds from the rights offering and private placement were used to repay outstanding indebtedness and for working capital and general corporate purposes.

     In connection with Explorer's 2002 investment, we amended the Stockholders Agreement with Explorer to provide that Explorer will be entitled to designate to our Board of Directors that number of directors that would generally be proportionate to Explorer's ownership of voting securities in our company, not to exceed five directors (or six directors upon the increase in the size of the Board of Directors to ten directors). The Stockholders Agreement has been further amended to provide that Explorer shall be entitled to designate a majority of the total number of directors so long as Explorer owns a majority of our issued and outstanding voting securities. Explorer currently beneficially owns a majority of our voting securities and therefore would be entitled to designate a majority of our directors. Explorer has agreed to vote its shares in favor of three independent directors as defined under the rules of the New York Stock Exchange who are not affiliates of Explorer, so long as Explorer owns at least 15% of our voting securities.

SERIES A AND SERIES B CUMULATIVE PREFERRED STOCK

     As of December 31, 2003 and 2002, respectively, there are 2.3 million shares of 9.25% Series A Cumulative Preferred Stock ("Series A preferred stock") with a liquidation preference of $25 per share. Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly. As of December 31, 2003 and 2002, respectively, there are 2 million outstanding shares of 8.625% Series B Cumulative Preferred Stock ("Series B preferred stock") with a liquidation preference of $25 per share. Dividends on the Series B preferred stock are cumulative from the date of original issue and are payable quarterly. At December 31, 2003, the aggregate liquidation preference of Series A and Series B preferred stock issued is $107.5 million. (See Note 13 - Dividends and Note 20 - Subsequent Events).

STOCK OPTIONS AND STOCK PURCHASE ASSISTANCE PLAN

     We account for stock options using the intrinsic value method as defined by APB 25: Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan ("Incentive Plan"), we reserved 3,500,000 shares of common stock for grants to be issued during a period of up to ten years. Options are exercisable at the market price at the date of grant, expire five years after date of grant for over 10% owners and ten years from the date of grant for less than 10% owners. Directors' shares vest over three years while other grants vest over five years or as defined in an employee's contract. Directors, officers and employees are eligible to participate in the Incentive Plan. At December 31, 2003, there were 2,282,630 outstanding options granted to 21 eligible participants. Additionally, 350,278 shares of restricted stock have been granted under the provisions of the Incentive Plan. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of stockholders equity. Unearned compensation is amortized to expense generally over the vesting period.

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

                                                                            YEAR ENDED DECEMBER 31,
                                                                        2003        2002         2001
                                                                      ----------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER
                                                                               SHARE AMOUNT)
Net income (loss) to common stockholders..........................    $ 2,915     $(34,761)    $(36,651)
Add:  Stock-based compensation expense included in
      net income (loss) to common stockholders....................         --           --           --
                                                                      ----------------------------------
                                                                        2,915      (34,761)     (36,651)
Less:  Stock-based compensation expense determined
       under the fair value based method for all awards...........         79           70           30
                                                                      ----------------------------------
Pro forma net income (loss) to common stockholders................    $ 2,836     $(34,831)    $(36,681)
                                                                      ==================================
Earnings per share:
Basic, as reported................................................    $  0.08     $  (1.00)    $  (1.83)
                                                                      ==================================
Basic, pro forma..................................................    $  0.08     $  (1.00)    $  (1.83)
                                                                      ==================================
Diluted, as reported..............................................    $  0.08     $  (1.00)    $  (1.83)
                                                                      ==================================
Diluted, pro forma................................................    $  0.07     $  (1.00)    $  (1.83)
                                                                      ==================================

     At December 31, 2003, options currently exercisable (1,299,354) have a weighted-average exercise price of $3.429, with exercise prices ranging from $2.32 to $37.20. There are 566,332 shares available for future grants as of December 31, 2003.

     The following is a summary of activity under the plan.

                                              STOCK OPTIONS
                                                                   WEIGHTED-
                                     NUMBER OF                      AVERAGE
                                      SHARES      EXERCISE PRICE     PRICE
                                    ------------------------------------------
Outstanding at December 31, 2000...  1,167,064  $ 5.688 - $37.205  $ 7.276
Granted............................  2,245,000    1.590 -   3.813    2.780
Canceled........................... (1,012,833)   6.250 -  36.617    4.798
                                    ------------------------------------------
Outstanding at December 31, 2001...  2,399,231    1.590 -  37.205    3.413
Granted............................     29,000    6.020 -   6.020    6.020
Canceled...........................    (33,730)  19.866 -  25.038   22.836
                                    ------------------------------------------
Outstanding at December 31, 2002...  2,394,501    1.590 -  37.205    3.150
Granted............................      9,000    3.740 -   3.740    3.740
Exercised..........................   (120,871)   1.590 -   6.125    2.448
                                    ------------------------------------------
Outstanding at December 31, 2003...  2,282,630  $ 2.320 - $37.205  $ 3.202
                                    ==========================================

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

NOTE 12 - RELATED PARTY TRANSACTIONS

EXPLORER HOLDINGS, L.P.

     Hampstead,  through its  affiliate  Explorer,  indirectly  owned  1,048,420 shares of Series C preferred stock and 12,539,078 shares of our common stock, representing 54.2% of our outstanding voting power as of December 31, 2003. Daniel A. Decker, our Chairman of the Board, is a principal of Hampstead. Donald
J. McNamara, the Chairman of Hampstead, is one of our directors. Christopher W. Mahowald is one of our directors and holds an equity investment in Explorer.

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

     DIRECT EXPENSES. In addition to the Series C investment costs and the Advisory Fee costs of $3.1 million, we reimbursed Explorer for Explorer's direct expenses. As of December 31, 2003, we reimbursed Explorer approximately $0.6 million of such direct expenses.

     DIVIDEND AND GOVERNANCE RIGHT DEFERRAL. We issued 48,420 shares of Series C preferred stock to Explorer on April 2, 2001 in full payment of our obligations under the dividend deferral letter agreement with Explorer dated November 14, 2000 relating to the extension of the dividend payment payable in connection with our Series C preferred stock for the dividend period ended October 31, 2000. The amount of the deferred dividend payment was $4.667 million representing the total unpaid preferential cumulative dividend for the October 2000 dividend. In exchange for the deferral, we also agreed to pay Explorer a fee equal to 10% of the daily unpaid principal balance of the unpaid dividend amount from November 15, 2000 until the dividend was paid.

OMEGA WORLDWIDE

     In December 2003, we sold our investment in the Principal Healthcare Finance Trust, an Australian Unit Trust, which owns 47 nursing home facilities and 446 assisted living units in Australia and New Zealand, realizing proceeds of approximately $1.6 million, net of closing costs, resulting in a gain of approximately $0.1 million.

     During 2002, we sold our investment in Omega Worldwide, Inc. ("Worldwide"), a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. Pursuant to a tender offer by Four Seasons Health Care Limited ("Four Seasons") for all of the outstanding shares of common stock of Worldwide, we sold our investment, which consisted of 1.2 million shares of common stock and 260,000 shares of preferred stock, to Four Seasons for cash proceeds of approximately $7.4 million (including $3.5 million for preferred stock liquidation preference and accrued preferred dividends). In addition, we sold our investment in Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom, which consisted of 990,000 ordinary shares and warrants to purchase 185,033 ordinary shares, to an affiliate of Four Seasons for cash proceeds of $2.8 million. Both transactions were completed in September 2002 and provided aggregate cash proceeds of $10.2 million. We realized a gain from the sale of our investments in Worldwide and Principal of $2.2 million which was recorded in gain (loss) on assets sold in our audited consolidated financial statements. We no longer own any interest in Worldwide or Principal.

NOTE 13 - DIVIDENDS

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

     In July 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock that were paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, our Board of Directors declared the regular quarterly dividend for all classes of preferred stock that was also paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. Series A and Series B preferred stockholders of record on August 5, 2003 were paid dividends in the amount of approximately $6.36 and $5.93 per preferred share, respectively, on August 15, 2003. Our Series C preferred stockholder was paid a dividend of approximately $27.31 per Series C preferred share on August 15, 2003.

     In September 2003, our Board of Directors reinstated our common stock dividend that was paid on November 17, 2003 to common stockholders of record on October 31, 2003 in the amount of $0.15 per common share. Total common stock cash dividends totaled approximately $5.6 million for the twelve months ended December 31, 2003.

     In addition, our Board of Directors declared its regular quarterly dividends for all classes of preferred stock that was paid on November 17, 2003 to preferred stockholders of record on October 31, 2003. Series A and Series B preferred stockholders of record on October 31, 2003 were paid dividends in the amount of approximately $0.578 and $0.539 per preferred share, respectively, on November 17, 2003. Our Series C preferred stockholder was paid a dividend of $2.50 per Series C preferred share on November 17, 2003. Regular quarterly dividends represented dividends for the period August 1, 2003 through October 31, 2003. Total preferred cash dividend payments for all classes of preferred stock totaled approximately $59.9 million for the twelve months ended December 31, 2003.

     Per share distributions by our company were characterized in the following manner for income tax purposes:

                                          2003       2002     2001
                                       ------------------------------
COMMON
Ordinary income......................   $   --     $   --    $   --
Return of capital....................    0.150         --        --
Long-term capital gain...............       --         --        --
                                       ------------------------------
   Total dividends paid..............   $0.150     $   --    $   --
                                       ==============================

SERIES A PREFERRED
Ordinary income......................   $1.064     $   --    $   --
Return of capital....................    5.873         --        --
Long-term capital gain...............       --         --        --
                                       ------------------------------
   Total dividends paid..............   $6.937     $   --    $   --
                                       ==============================
SERIES B PREFERRED
Ordinary income......................   $0.992     $   --    $   --
Return of capital....................    5.477         --        --
Long-term capital gain...............       --         --        --
                                       ------------------------------
   Total dividends paid..............   $6.469     $   --    $   --
                                       ==============================
SERIES C PREFERRED
Ordinary income......................  $ 4.572     $   --    $   --
Return of capital....................   25.235         --        --
Long-term capital gain...............       --         --        --
                                       ------------------------------
   Total dividends paid..............  $29.807     $   --        --
                                       ==============================
SERIES C PREFERRED NON-CASH (1)
Return of capital....................   $   --     $   --    $4.842
                                       ==============================

(1) Per share of Series C preferred stock. On an as-converted basis, non-cash dividends were $0.25 per common share equivalent, plus accrued interest.

     On January 21, 2004, our Board of Directors declared a common stock dividend to be paid on February 13, 2004 to common stockholders of record on February 2, 2004 in the amount of $0.17 per common share. Also on January 21, 2004, our Board of Directors declared its regular quarterly dividends for all classes of preferred stock. Series A and Series B preferred stockholders of record on February 2, 2004 will be paid dividends in the amount of approximately $0.578 and $0.539 per preferred share, respectively, on February 13, 2004. Our Series C preferred stockholder will be paid a dividend of $2.72 per Series C preferred share on February 13, 2004.

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

     On June 21, 2000, we were named as a defendant in certain litigation brought against us in the U.S. District Court for the Eastern District of Michigan, Detroit Division, by Madison/OHI Liquidity Investors, LLC, for the breach and/or anticipatory breach of a revolving loan commitment. Ronald M. Dickerman and Bryan Gordon are partners in Madison and limited guarantors ("Guarantors") of Madison's obligations to us. Effective as of September 30, 2002, the parties settled all claims in the suit in consideration of Madison's payment of the sum of $5.4 million consisting of a $0.4 million cash payment for our attorneys' fees, with the balance evidenced by the amendment of the existing promissory note from Madison to us. The note reflects a principal balance of $5.0 million, with interest accruing at 9% per annum, payable over three years upon liquidation of the collateral securing the note. The note is also fully guaranteed by the Guarantors; provided that if all accrued interest and 75% of original principal has been repaid within 18 months, the Guarantors will be released. Accordingly, a reserve of $1.25 million was recorded in 2002 relating to this note. As of December 31, 2003, the principal balance on this note was $2.2 million prior to reserves.

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

NOTE 15 - SEVERANCE, MOVING AND CONSULTING AGREEMENT COSTS

     We entered into several consulting and severance agreements in 2001 related to the resignation of certain of our company's senior managers. In addition, we incurred certain relocation costs in 2001 associated with our corporate office move from Michigan to Maryland, effective January 2002. Costs incurred for these items total $5.1 million for the year ended December 31, 2001.

NOTE 16 - SEGMENT INFORMATION

     The following tables set forth the reconciliation of operating results and total assets for our reportable segments for the years ended December 31, 2003, 2002 and 2001.

                                                                 FOR THE YEAR ENDED DECEMBER 31, 2003
                                                          CORE         OWNED AND     CORPORATE
                                                       OPERATIONS      OPERATED      AND OTHER   CONSOLIDATED
                                                     ---------------------------------------------------------
                                                                         (IN THOUSANDS)
Operating revenues................................       $ 79,868        $ 4,601     $      -     $  84,469
Operating expenses................................              -         (6,067)           -        (6,067)
                                                     ---------------------------------------------------------

   Net operating income (loss)....................         79,868         (1,466)           -        78,402
Adjustments to arrive at net income:
   Other revenues.................................              -              -        6,399         6,399
   Depreciation and amortization..................        (20,055)          (153)        (777)      (20,985)
   Interest expense...............................              -              -      (23,388)      (23,388)
   General and administrative.....................              -              -       (5,943)       (5,943)
   Legal..........................................              -              -       (2,301)       (2,301)
   State taxes....................................              -              -         (614)         (614)
   Provisions for uncollectible accounts..........         (8,894)             -            -        (8,894)
                                                     ---------------------------------------------------------

                                                          (28,949)          (153)     (26,624)      (55,726)
                                                     ---------------------------------------------------------

Income (loss) before gain on assets sold..........         50,919         (1,619)     (26,624)       22,676
(Loss) gain on assets sold - net..................              -           (671)       1,336           665
                                                     ---------------------------------------------------------
Income (loss) from continuing operations..........         50,919         (2,290)     (25,288)       23,341
Loss from discontinued operations.................              -              -         (311)         (311)
                                                     ---------------------------------------------------------
Net income (loss).................................         50,919         (2,290)     (25,599)       23,030
Preferred dividends...............................              -              -      (20,115)      (20,115)
                                                     ---------------------------------------------------------

Net income (loss) available to common.............       $ 50,919        $(2,290)    $(45,714)    $   2,915
                                                     =========================================================


Total assets......................................       $673,179        $ 4,613     $ 47,262     $ 725,054
                                                     =========================================================

                                                              FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                     OWNED AND
                                                                   OPERATED AND
                                                         CORE       ASSETS HELD    CORPORATE
                                                      OPERATIONS     FOR SALE      AND OTHER   CONSOLIDATED
                                                     --------------------------------------------------------
                                                                         (IN THOUSANDS)
Operating revenues................................       $ 83,640       $ 42,905     $      -     $ 126,545
Operating expenses................................              -        (63,778)           -       (63,778)
                                                     --------------------------------------------------------

   Net operating income (loss)....................         83,640        (20,873)           -        62,767
Adjustments to arrive at net income:
   Other revenues.................................              -              -        7,059         7,059
   Depreciation and amortization..................        (18,659)          (844)      (1,035)      (20,538)
   Interest expense...............................              -              -      (27,381)      (27,381)
   General and administrative.....................              -              -       (6,285)       (6,285)
   Legal..........................................              -              -       (2,869)       (2,869)
   State taxes....................................              -              -         (490)         (490)
   Refinancing expense............................              -              -       (7,000)       (7,000)
   Provisions for impairment......................         (3,010)          (647)           -        (3,657)
   Provisions for uncollectible accounts..........         (8,844)             -            -        (8,844)
   Adjustment of derivatives to fair value........              -              -          946           946
                                                     --------------------------------------------------------
                                                          (30,513)        (1,491)     (37,055)      (69,059)
                                                     --------------------------------------------------------

Income (loss) before gain (loss) on assets sold...         53,127        (22,364)     (37,055)       (6,292)
(Loss) gain on assets sold - net..................              -            (75)       2,623         2,548
                                                     --------------------------------------------------------
Income (loss) from continuing operation...........         53,127        (22,439)     (34,432)       (3,744)
Loss from discontinued operations.................              -              -      (10,902)      (10,902)
                                                     --------------------------------------------------------
Net income (loss).................................         53,127        (22,439)     (45,334)      (14,646)
Preferred dividends...............................              -              -      (20,115)      (20,115)
                                                     --------------------------------------------------------

Net income (loss) available to common.............       $ 53,127       $(22,439)    $(65,449)    $ (34,761)
                                                     ========================================================

Total assets......................................       $720,220       $ 16,941     $ 66,848     $ 804,009
                                                     ========================================================

                                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                     OWNED AND
                                                                   OPERATED AND
                                                         CORE       ASSETS HELD    CORPORATE
                                                      OPERATIONS     FOR SALE      AND OTHER   CONSOLIDATED
                                                     --------------------------------------------------------
                                                                         (IN THOUSANDS)
Operating revenues...................................    $ 80,595      $ 162,042     $      -     $ 242,637
Operating expenses...................................           -       (169,861)           -      (169,861)
                                                     --------------------------------------------------------

   Net operating income (loss).......................      80,595         (7,819)           -        72,776
Adjustments to arrive at net income:
   Other revenues....................................           -              -        7,487         7,487
   Depreciation and amortization.....................     (16,687)        (3,253)      (1,360)      (21,300)
   Interest expense..................................           -              -      (33,204)      (33,204)
   General and administrative........................           -              -      (10,383)      (10,383)
   Legal.............................................           -              -       (4,347)       (4,347)
   State taxes.......................................           -              -         (739)         (739)
   Litigation settlement expense.....................           -              -      (10,000)      (10,000)
   Provisions for impairment.........................           -         (8,135)           -        (8,135)
   Provisions for uncollectible accounts.............        (683)             -            -          (683)
   Severance, moving and consulting agreement costs..           -              -       (5,066)       (5,066)
   Adjustment of derivatives to fair value...........           -              -       (1,317)       (1,317)
                                                     --------------------------------------------------------
                                                          (17,370)       (11,388)     (58,929)      (87,687)
                                                     --------------------------------------------------------


Income (loss) before gain (loss) on assets sold......      63,225        (19,207)     (58,929)      (14,911)
Gain (loss) on assets sold - net.....................         189           (866)           -          (677)
                                                     --------------------------------------------------------
 Income (loss) from continuing operations............      63,414        (20,073)     (58,929)      (15,588)
 Loss from discontinued operations...................           -              -       (1,069)       (1,069)
                                                     --------------------------------------------------------
Net Income (loss)....................................      63,414        (20,073)     (59,998)      (16,657)
Preferred dividends..................................           -              -      (19,994)      (19,994)
                                                     --------------------------------------------------------
Net income (loss) available to common................    $ 63,414      $ (20,073)    $(79,992)    $ (36,651)
                                                     ========================================================

Total assets.........................................    $708,579      $ 115,277     $ 66,983     $ 890,839
                                                     ========================================================

     Nursing home revenues and nursing home expenses in our audited consolidated financial statements which relate to our owned and operated assets are as follows:

                                                YEAR ENDED DECEMBER 31,
                                            2003          2002        2001
                                          ----------------------------------
                                                     (IN THOUSANDS)
NURSING HOME REVENUES (1)
Medicaid................................   $ 2,624     $25,575     $ 95,426
Medicare................................       747       9,307       40,178
Private & other.........................     1,230       8,023       26,438
                                          ----------------------------------
  Total nursing home revenues (2).......     4,601      42,905      162,042
                                          ----------------------------------

NURSING HOME EXPENSES
Patient care expenses...................     2,566      31,219      111,429
Administration..........................     2,245      13,463       26,825
Property & related......................       389       3,861       10,960
Leasehold buyout expense................       582       4,342           --
Management fees.........................       257       2,465        8,840
Rent....................................        28       2,536        4,516
Provisions for uncollectible accounts...        --       5,892        7,291
                                          ----------------------------------
  Total nursing home expenses (2).......     6,067      63,778      169,861
                                          ----------------------------------
Nursing home revenues and expenses of
  owned and operated assets - net (2)...   $(1,466)    $    --     $      -
                                          ==================================

(1) Nursing home revenues from these owned and operated assets are recognized as services are provided.

(2) Nursing home revenues and expenses of owned and operated assets for year ended December 31, 2003 are shown on a net basis on the face of our audited consolidated statements of operations and are shown on a gross basis for the year ended December 31, 2002 and 2001.

     Accounts receivable for owned and operated assets is net of an allowance for doubtful accounts of approximately $5.7 million at December 31, 2003 and $12.2 million at December 31, 2002. The following is a summary of allowance for doubtful accounts:

                                            2003        2002         2001
                                          -----------------------------------
                                                     (IN THOUSANDS)

Beginning balance.....................     $12,171     $ 8,335      $ 1,200
Provision charged.....................           -       5,892        7,291
Provision applied.....................      (7,655)     (2,056)        (156)
Collection of accounts receivable
  previously written off..............       1,218           -            -
                                          -----------------------------------
  Ending balance......................     $ 5,734     $12,171      $8,335
                                          ===================================

     The assets and liabilities in our audited consolidated financial statements which relate to our owned and operated assets are as follows:

                                                        DECEMBER 31,
                                                     2003          2002
                                                  -------------------------
                                                       (IN THOUSANDS)

                             ASSETS
Cash.........................................      $   624       $   838
Accounts receivable - net....................        1,412         7,491
Other current assets.........................          253         1,207
                                                  -------------------------

   Total current assets (1)..................        2,289         9,536
                                                  -------------------------
Investment in leasehold - net (1)............           --           185
Land and buildings...........................        5,295         5,571
Less accumulated depreciation................         (681)         (675)
                                                  -------------------------
Land and buildings - net.....................        4,614         4,896
                                                  -------------------------
Assets held for sale - net...................           --         2,324
                                                  ------------------------

    Total assets.............................      $ 6,903       $16,941
                                                  =========================

                          LIABILITIES
Accounts payable.............................      $    98       $   389
Other current liabilities....................        3,833         4,223
                                                  -------------------------

   Total current liabilities.................        3,931         4,612
                                                  -------------------------

     Total liabilities (1)...................      $ 3,931         4,612
                                                  =========================

Operating assets and liabilities for
    owned properties - net (1)...............      $(1,642)$     $    --
                                                  =========================

(1) Operating assets and liabilities for owned properties as of December 31, 2003 are shown on a net basis on the face of our audited consolidated balance sheet and are shown on a gross basis as of December 31, 2002.

     The table below reconciles reported revenues and expenses to revenues and expenses excluding nursing home revenues and expenses of owned and operated assets. Nursing home revenues and expenses of owned and operated assets for the year ended December 31, 2003 are shown on a net basis on the face of our audited consolidated statements of operations and are shown on a gross basis for the year ended December 31, 2002 and 2001, respectively. Since nursing home revenues are not included in reported revenues for the year ended December 31, 2003, no adjustment is necessary to exclude nursing home revenues.

                                                 YEAR ENDED DECEMBER 31,
                                                    2003      2002      2001
                                                ------------------------------
                                                       (IN THOUSANDS)
Total revenues...............................    $ 86,267  $133,604  $250,124
  Nursing home revenues of owned and
    operated assets..........................          --    42,905   162,042
                                                ------------------------------
    REVENUES EXCLUDING NURSING HOME REVENUES
      OF OWNED AND OPERATED ASSETS...........    $ 86,267  $ 90,699  $ 88,082
                                                ==============================

Total expenses...............................    $ 63,591  $139,896  $265,035
  Nursing home expenses of owned and
    operated assets..........................          --    63,778   169,861
  Nursing home revenues and expenses of
    owned and operated assets - net..........       1,466        --        --
                                                ------------------------------
    EXPENSES EXCLUDING NURSING HOME EXPENSES
      OF OWNED AND OPERATED ASSETS............   $ 62,125  $ 76,118  $ 95,174
                                                ==============================

NOTE 17 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following summarizes quarterly results of operations for the years ended December 31, 2003 and 2002.

                                                                     MARCH 31     JUNE 30     SEPTEMBER 30  DECEMBER 31
                                                                   ------------------------------------------------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE)
2003
Revenues................................................            $ 24,308     $ 20,534     $ 20,671    $ 20,754
Income from continuing operations.......................               5,851        6,699        3,550       7,241
Net income available to common..........................                 956        1,800           4          155
Income (loss) from continuing operations per share:
   Basic income (loss) from continuing operations.......            $   0.02    $   0.04      $  (0.04)   $   0.06
   Diluted income (loss) from continuing operations.....            $   0.02    $   0.04      $  (0.04)   $   0.06
Net income (loss) available to common per share:
   Basic net income.....................................            $   0.02    $   0.05      $      -    $      -
   Diluted net income...................................            $   0.02    $   0.05      $      -    $      -
Cash dividends paid on common stock.....................            $      -    $      -      $      -    $   0.15

2002
Revenues................................................            $ 42,411    $ 33,455      $ 30,341    $ 27,397
Income (loss)from continuing operations.................               4,261)         99         6,580      (1,524)
Net loss available to common............................                (572)     (5,569)      (12,891)    (15,729)
Loss from continuing operations per share:
   Basic loss from continuing operations................            $  (0.03)   $  (0.13)     $  (0.31)   $  (0.18)
   Diluted loss from continuing operations..............            $  (0.03)   $  (0.13)     $  (0.31)   $  (0.18)
Net loss available to common per share:
   Basic net loss.......................................            $  (0.02)   $  (0.15)     $  (0.35)   $  (0.42)
   Diluted net loss.....................................            $  (0.02)   $  (0.15)     $  (0.35)   $  (0.42)

Note:2003 - During the three-month period ended March 31, 2003, we recognized provisions for impairment of $4.6 million. During the three-month period ended June 30, 2003, we recognized a $1.3 million gain on the sale of an asset held for sale and a non-healthcare investment. During the three-month period ended September 30, 2003, we recognized provisions for impairment of $4.3 million and a $91 thousand gain on the sale of two assets held for sale properties. During the three-month period ended December 31, 2003, we recognized a $0.8 million loss on the sale of an asset held for sale and a non-healthcare investment.

Note:2002 - During the three-month period ended June 30, 2002, we recognized provisions for impairment of $1.5 million and provisions for uncollectible mortgages, notes and accounts receivable of $3.7 million. In addition, we recognized a $0.3 million loss on the sale of a property. During the three-month period ended September 30, 2002, we recognized provisions for impairment of $1.2 million and provisions for uncollectible mortgages, notes and accounts receivable of $5.2 million. Also during the third quarter, we recognized a $2.2 million gain on the sale of a non-healthcare investment. During the three-month period ended December 31, 2002, we recorded a $7.0 million refinancing expense, a $1.0 million provision for impairment and a $0.7 million gain on asset sales.

NOTE 18 - EARNINGS PER SHARE

        The following tables set forth the computation of basic and diluted earnings per share:

                                                                                YEAR ENDED DECEMBER 31,
                                                                              2003        2002         2001
                                                                            -----------------------------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                                        AMOUNTS)
Numerator:
   Income (loss) from continuing operations.............................      $ 23,341   $ (3,744)    $(15,588)
   Preferred stock dividends............................................       (20,115)   (20,115)     (19,994)
                                                                            -----------------------------------
   Numerator for income (loss) available to common from continuing
     operations - basic and diluted.....................................         3,226    (23,859)     (35,582)
   Loss from discontinued operations....................................         (311)    (10,902)      (1,069)
                                                                            -----------------------------------
   Numerator for net income (loss) available to common per share -
     basic and diluted..................................................      $  2,915   $(34,761)    $(36,651)
                                                                            ===================================
Denominator:
   Denominator for net income (loss) per share - basic..................        37,189     34,739       20,038
   Effect of dilutive securities:
     Stock option incremental shares....................................           965          -            -
                                                                            -----------------------------------
   Denominator for net income (loss) per share - diluted................        38,154     34,739       20,038
                                                                            ===================================
Earnings per share - basic:
   Income (loss) available to common from continuing operations.........      $   0.09   $  (0.69)    $  (1.78)
   Income (loss) income from discontinued operations....................         (0.01)     (0.31)       (0.05)
                                                                            ----------------------------------
   Net income (loss) per share - basic..................................      $   0.08   $  (1.00)    $  (1.83)
                                                                            ==================================
Earnings per share - diluted:
   Income (loss) available to common from continuing operations.........      $   0.08   $  (0.69)    $  (1.78)
   Income (loss) income form discontinued operations....................             -      (0.31)       (0.05)
                                                                            ----------------------------------
   Net income (loss) per share - diluted................................      $   0.08   $  (1.00)    $  (1.83)
                                                                            ==================================

     The effect of converting the Series C preferred stock and the effect of converting the 1996 convertible debentures in 2003, 2002 and 2001 have been excluded as all such effects are anti-dilutive.

NOTE 19 - DISCONTINUED OPERATIONS

     The  implementation  of SFAS No.  144,  Accounting  for the  Impairment  or
Disposal of Long-Lived Assets, as of January 1, 2002, resulted in the presentation of the net operating results on facilities sold during 2003 as income from discontinued operations for all periods presented. We incurred a net loss from discontinued operations of $0.3 million, $10.9 million and $1.1 million for 2003, 2002 and 2001, respectively, in the accompanying consolidated statements of operations.

     Upon adoption of SFAS No. 144, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements. All properties sold in 2002 were classified as assets held for sale in 2001. Accordingly, they are subject to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed and have not been reported as discontinued operations in our financial statements.

     The following table summarizes the results of operations of the sold and held for sale facilities for the years ended December 31, 2003, 2002 and 2001, respectively.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                               2003        2002         2001
                                                                             ----------------------------------
                                                                                      (IN THOUSANDS)
  REVENUES
     Rental income......................................................      $    944   $  2,103     $  1,072
     Nursing home revenues of owned and operated assets.................             -      1,371        6,116
     Mortgage interest income...........................................             -         33          306
                                                                             ----------------------------------
                                                                                   944      3,507        7,494
                                                                             ----------------------------------
  EXPENSES
     Nursing home expenses of owned and operated assets.................             -     (1,968)      (6,324)
     Depreciation and amortization......................................          (441)      (732)        (766)
     Provisions for impairment..........................................             -    (11,709)      (1,473)
                                                                             ----------------------------------
                                                                                  (441)   (14,409)      (8,563)
                                                                             ----------------------------------
  Income (loss) before loss on sale of assets...........................           503    (10,902)      (1,069)
  Loss on assets sold - net.............................................          (814)         -            -
                                                                             ----------------------------------
  LOSS FROM DISCONTINUED OPERATIONS.....................................      $   (311)  $(10,902)    $ (1,069)
                                                                             ==================================

NOTE 20 - SUBSEQUENT EVENTS

SERIES D PREFERRED OFFERING; SERIES C PREFERRED REPURCHASE AND CONVERSION

     On February 5, 2004, we entered into a Repurchase and Conversion Agreement with Explorer, pursuant to which Explorer granted us an option to repurchase up to 700,000 shares of Series C preferred stock at $145.92 per share (or $9.12 per share of common stock on an as converted basis), provided we purchased a minimum of $100 million on or prior to February 27, 2004. Explorer also agreed to convert all of its remaining shares of Series C preferred stock into shares of our common stock upon exercise of the repurchase option. At the time Explorer entered into the Repurchase and Conversation Agreement, Explorer held all of our outstanding Series C preferred stock, which had an aggregate liquidation preference of $104,842,000, and was convertible at the holder's option into our common stock at a conversion price of $6.25 per share.

     On February 10, 2004, we sold in a registered direct placement 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock at $25 per share for net proceeds, after fees and expenses, of approximately $114.9 million. The Series D preferred stock may be redeemed at par at our election on or after the fifth anniversary of the original issue date. These securities rank pari passu with the Series A and Series B preferred stock and are not convertible into any other Omega securities. The Series D preferred stock has no stated maturity and is not be subject to a sinking fund or mandatory redemption.

     We used approximately $102.1 million of the net proceeds of the Series D preferred stock offering to repurchase 700,000 shares of Series C preferred stock from Explorer as of February 10, 2004 pursuant to the repurchase option. In connection with the transaction, Explorer converted its remaining 348,420 shares of Series C preferred stock into 5,574,720 shares of common stock.

     As a result of the offering of Series D preferred stock, the application of $102.1 million of the net proceeds received to repurchase 700,000 shares of Series C preferred, and the conversion of the remaining Series C preferred stock into shares of our common stock, (i) no Series C preferred stock is outstanding, and we plan to re-classify the remaining authorized shares of Series C preferred stock as authorized but unissued preferred stock, without designation as to class; (ii) 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock, with an aggregate liquidation preference of $118,487,500, have been issued; and (iii) Explorer holds, as of the date of this report, 18,118,246 shares of our common stock, representing approximately 41.5% of our outstanding common stock. Under the stockholders agreement between Explorer and the company, Explorer continues to be entitled to designate four of our ten directors.

              SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OMEGA HEALTHCARE INVESTORS, INC.
                                DECEMBER 31, 2003

                                                                             (3)
                                                                      GROSS AMOUNT AT
                                                                      WHICH CARRIED AT
                                    INITIAL COST                      CLOSE OF PERIOD
                                     TO COMPANY    COST CAPITALIZED   ---------------                                  LIFE ON WHICH
                                    -----------      SUBSEQUENT TO       BUILDINGS                                   DEPRECIATION IN
                                     BUILDINGS        ACQUISITION        AND LAND        (4)                           LATEST INCOME
                                     AND LAND    ---------------------  IMPROVEMENTS  ACCUMULATED  DATE OF      DATE      STATEMENTS
DESCRIPTION (1)       ENCUMBRANCES IMPROVEMENTS IMPROVEMENTS IMPAIRMENT    TOTAL     DEPRECIATION RENOVATION  ACQUIRED   IS COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
Sun Healthcare
  Group, Inc.:
   Alabama (LTC)         (2)      $ 23,584,956                           $ 23,584,956   $ 4,587,901                 1997    33 years
   California (LTC, RH)  (2)        48,467,605 $    82,708                 48,550,313     8,560,440    1964         1997    33 years
   Idaho (LTC)           (2)           600,000                                600,000       118,145                 1997    33 years
   Illinois (LTC)        (2)         8,842,726                              8,842,726     1,906,072                 1996 30-33 years
   Massachusetts (LTC)   (2)         8,300,000                              8,300,000     1,634,336                 1997    33 years
   North Carolina (LTC)  (2)        22,652,488      56,951                 22,709,439     6,287,463 1982-1991  1994-1997 33-39 years
   Ohio (LTC)            (2)        11,864,320      20,247                 11,884,567     2,099,495    1995         1997    33 years
   Tennessee (LTC)       (2)         7,905,139      37,237                  7,942,373     2,317,026                 1994    30 years
   Washington (LTC)      (2)        10,000,000   1,274,300                 11,274,300     3,715,098                 1997    33 years
   West Virginia (LTC)   (2)        24,751,206      42,238                 24,793,444     4,337,722                 1997    33 years
                                  -----------------------------------------------------------------
                                   166,968,440   1,513,678                168,482,118    35,563,698
                                  -----------------------------------------------------------------
Advocat, Inc.:
   Alabama (LTC)         (2)        11,588,534     758,261                 12,346,795     4,142,727 1975-1985       1992  31.5 years
   Arkansas (LTC)        (2)        37,887,832   1,473,599  $   (36,350)   39,325,081    13,511,691 1984-1985       1992  31.5 years
   Florida (LTC)         (2)         1,050,000   1,920,000     (970,000)    2,000,000       135,750                 1992  31.5 years
   Kentucky (LTC)        (2)        15,151,027   1,562,375                 16,713,402     4,313,466 1972-1994       1994    33 years
   Ohio (LTC)            (2)         5,604,186     250,000                  5,854,186     1,517,144    1984         1994    33 years
   Tennessee (LTC)       (2)         9,542,121                              9,542,121     3,328,867 1986-1987       1992  31.5 years
   West Virginia (LTC)   (2)         5,437,221     348,642                  5,785,863     1,494,313                 1994    33 years
                                  -----------------------------------------------------------------
                                    86,260,921   6,312,877   (1,006,350)   91,567,448    28,443,958
                                  -----------------------------------------------------------------
Seacrest Healthcare:
   Florida (LTC)         (2)        55,019,839                             55,019,839     4,881,244            1997-1998    33 years
                                  -----------------------------------------------------------------
Claremont Health Care
  Holdings, Inc.:
   Florida (LTC)                    25,700,000                             25,700,000     4,293,568 1979-1990       1998    33 years
   New Hampshire (LTC)               5,800,000                              5,800,000       996,048    1993         1998    33 years
   Pennsylvania (LTC)               14,400,000                             14,400,000     2,472,946                 1998    33 years
                                  -----------------------------------------------------------------
                                    45,900,000                             45,900,000     7,762,562
                                  -----------------------------------------------------------------
Other:
   Arizona (LTC)                    24,029,032     426,712   (6,603,745)   17,851,998     2,835,101                 1998    33 years
   California (LTC)      (2)        17,333,030      29,579                 17,362,609     3,061,393                 1997    33 years
   Colorado (LTC, AL)               16,754,408     193,652                 16,948,060     2,396,507            1998-1999    33 years
   Connecticut (LTC)                26,989,849     355,703   (4,958,643)   22,386,909     2,917,125                 1999    33 years
   Florida (LTC, AL) (Closed)       21,725,430   2,018,626   (3,901,250)   19,842,806     4,357,390            1992-1994 31.5-33 yrs
   Georgia (LTC)                    10,000,000                             10,000,000       201,081                 1998    37 years
   Idaho (LTC)           (2)        10,500,000                             10,500,000     1,450,653                 1999    33 years
   Illinois (LTC) (Closed)          42,500,187     952,480   (1,021,600)   42,431,068    11,024,646            1994-1999 30-33 years
   Indiana (LTC, AL)     (2)        26,784,105   1,002,118   (1,843,400)   25,942,823     5,156,172 1980-1994  1992-1999 31.5-33 yrs
   Iowa (LTC) (Closed)              15,176,410     520,390     (708,578)   14,988,222     2,862,353            1996-1997 30-33 years
   Kansas (AL)                       3,418,670                              3,418,670       447,527                 1999    33 years
   Kentucky (LTC)        (2)        10,250,000                             10,250,000     1,243,240                 1997    33 years
   Louisiana (LTC)       (2)         4,602,574                              4,602,574       895,323                 1997    33 years
   Massachusetts (LTC)              30,718,142     407,153   (8,257,521)   22,867,774     3,158,370                 1999    33 years
   Missouri (LTC)                   12,301,560                 (149,386)   12,152,174     1,739,181                 1999    33 years
   Ohio (LTC, AL)                   26,468,999     186,187                 26,655,186     4,254,344            1998-1999    33 years
   Oklahoma (LTC)                    3,177,993                              3,177,993       416,021                 1999    33 years
   Pennsylvania (LTC) (Closed)       5,500,000               (4,203,077)    1,296,923       871,923                 1998    33 years
   Tennessee (AL)                    4,068,652                              4,068,652       532,614                 1999    33 years
   Texas (LTC)           (2)        37,342,113     441,789                 37,783,902     6,229,648            1993-2001 33-39 years
   Washington (LTC, AL) (Closed)    11,573,693               (4,617,568)    6,956,125     1,775,154            1997-1999    33 years
                                  -----------------------------------------------------------------
                                   361,214,847   6,534,389  (36,264,768)  331,484,468    57,825,767
                                  -----------------------------------------------------------------

     Total                        $715,364,047 $14,360,944 ($37,271,118) $692,453,873  $134,477,229
                                  =================================================================

(1) The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities
     (AL) or rehabilitation hospitals (RH) located in the states indicated, except for those buildings which are designated as "closed".

(2) Certain of the real estate indicated are security for the GE Healthcare Financial Services line of credit and term loan borrowings totaling $177,074,000 at December 31, 2003.

                                                                          YEAR ENDED DECEMBER 31,
(3)                                                     2001                     2002                     2003
                                                    ---------------------------------------------------------------
     Balance at beginning of period                 $710,542,017             $684,848,012             $669,187,842
     Additions during period:
         Conversion from mortgage                      8,249,076                2,000,000               49,971,206
         Impairment (a)                               (6,871,266)              (1,679,423)              (8,894,000)
         Impairment on discontinued operations        (1,472,939)             (11,709,098)                       -
         Improvements                                  2,418,873                  674,899                1,585,097
         Disposals/other                             (28,017,749)              (4,946,548)             (19,396,272)
                                                    ---------------------------------------------------------------
     Balance at close of period                     $684,848,012             $669,187,842             $692,453,872
                                                    ===============================================================

(a) The variance in impairment in the table shown above relates to assets previously classified as held for sale which were reclassified to owned and operated assets during 2000, impairment on leasehold investments in 2001 and impairment on assets sold in 2002.

(4)                                                     2001                     2002                     2003
                                                    ---------------------------------------------------------------
     Balance at beginning of period                 $ 89,869,907             $100,037,825             $117,986,084
     Additions during period:
         Provisions for depreciation                  19,939,678               19,435,023               20,208,110
         Provisions for depreciation on
           on discontinued operations                    766,092                  732,121                  441,012
         Dispositions/other                          (10,537,852)              (2,218,885)              (4,157,977)
                                                    ---------------------------------------------------------------
     Balance at close of period                     $100,037,825             $117,986,084             $134,477,229
                                                    ==============================================================

The reported amount of our real estate at December 31, 2003 is less than the tax basis of the real estate by approximately $5.4 million.

                     SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                        OMEGA HEALTHCARE INVESTORS, INC.
                                DECEMBER 31, 2003

                                                                                                        CARRYING
                                                                                              FACE      AMOUNT OF
                          INTEREST          FINAL              PERIODIC            PRIOR    AMOUNT OF   MORTGAGES
DESCRIPTION (1)             RATE        MATURITY DATE       PAYMENT TERMS          LIENS    MORTGAGES     (2)(3)
---------------------------------------------------------------------------------------------------------------------
Michigan
 (9 LTC facilities) and
North Carolina
 (3 LTC facilities)      11.57%       August 31, 2010     Interest payable at      None   $ 59,688,450  $ 59,688,450
                                                          11.57% payable monthly
Ohio
 (6 LTC facilities)      11.01%       January 1, 2015     Interest plus $59,000    None     18,238,752    14,484,496
                                                          of principal payable
                                                          monthly
Florida
 (4 LTC facilities)      11.50%       February 28, 2010   Interest plus $3,100     None     12,891,454    12,714,609
                                                          of principal payable
                                                          monthly
Florida
 (2 LTC facilities)      11.50%       June 4, 2006        Interest plus $3,900     None     11,090,000    10,850,522
                                                          of principal payable
                                                          monthly
Indiana
 (15 LTC facilities)      7.62%       October 31, 2004    Interest plus $3,100     None     10,500,000    10,025,089
                                                          of principal payable
                                                          monthly
Texas
 (3 LTC facilities) 11.00% to 11.50%  2006 to 2011        Interest plus $57,800    None      5,733,104     3,226,081
                                                          of principal payable
                                                          monthly
Other Mortgage Notes:
Various              9.00% to 13.00%  2004 to 2011        Interest plus $69,300    None     11,725,258     8,826,035
                                                          of principal payable            --------------------------
                                                          monthly                         $129,867,018  $119,815,281
                                                                                          ==========================

(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.

(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

                                                                         YEAR ENDED DECEMBER 31,
(3)                                                      2000                    2001                    2002
                                                    --------------------------------------------------------------
Balance at beginning of period                      $206,709,570             $195,193,424             $173,914,080
Deductions during period - collection of
  principal and other                                (23,956,355)             (14,333,620)              (4,127,592)
Allowance for loss on mortgage loans                           -               (4,945,724)                       -
Conversion to purchase leaseback/other changes        12,440,209               (2,000,000)             (49,971,207)
                                                    --------------------------------------------------------------
Balance at close of period                          $195,193,424             $173,914,080             $119,815,281
                                                    ==============================================================

                       INDEX TO EXHIBITS TO 2003 FORM 10-K

 EXHIBIT
 NUMBER                                              DESCRIPTION
--------------------------------------------------------------------------------

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

3.7 Form of Articles Supplementary relating to 8.375% Series D Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed February 10, 2004)

4.0  See Exhibits 3.1 to 3.7

4.1 Form of Indenture (Incorporated by reference to Exhibit 4.2 to the Company's Form S-3 dated February 3, 1997)

4.2 Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series A Junior Participating Preferred Stock) and Exhibit B thereto (Form of Rights Certificate) (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated April 20, 1999)

4.3 Amendment No. 1, dated May 11, 2000 to Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2000)

4.4 Amendment No. 2 to Rights Agreement between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent (Incorporated by reference to Exhibit F to the Schedule 13D filed by Explorer Holdings, L.P. on October 30, 2001 with respect to the Company)

10.1 Indemnification Agreement between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P., dated as of July 14, 2000 (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)

10.2 Letter Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group, L.L.C. dated as of June 1, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001)

10.3 Amended and Restated Advisory Agreement between Omega Healthcare Investors, Inc. and The Hampstead Group, L.L.C., dated October 4, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2000)

10.4 Letter Agreement between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. regarding deferral of dividends and waiver of certain provisions of Articles Supplementary pertaining to Series C Preferred Stock (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q/A for the quarterly period ended September 30, 2000)

10.5 Investment  Agreement,  dated as of October 30, 2001,  by and between Omega
     Healthcare Investors, Inc. and Explorer Holdings, L.P. (Incorporated by reference to Exhibit A to the Schedule 13D filed by Explorer Holdings, L.P. on October 30, 2001 with respect to the Company)

10.6 Letter Agreement between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. dated January 15, 2002 amending the Investment Agreement dated October 30, 2001 by and between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. (Incorporated by reference to Exhibit 10.44 to the Company's Amendment No. 3 to Form S-11 dated January 18, 2002)

10.7 Second Amended and Restated Stockholders Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated as of April 30, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002)

10.8 Amended and Restated Registration Rights Agreement between Explorer Holdings, L.P. and Omega Healthcare Investors, Inc., dated as of February 21, 2002 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 4, 2002)

10.9 Advisory Letter from the Hampstead Group, L.L.C. to Omega Healthcare Investors, Inc., dated February 21, 2002 (Incorporated by reference to
     Exhibit 10.3 to the Company's Form 8-K dated March 4, 2002)

10.10 Amended and Restated Secured Promissory Note between Omega Healthcare Investors, Inc. and Professional Health Care Management, Inc. dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.6 to the Company's 10-Q for the quarterly period ended September 30, 2001)

10.11 Settlement Agreement between Omega Healthcare Investors, Inc. Professional Health Care Management, Inc., Living Centers - PHCM, Inc. GranCare, Inc., and Mariner Post-Acute Network, Inc. dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.7 to the Company's 10-Q for the quarterly period ended September 30, 2001)

10.12 Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)

10.13 1993 Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 6, 2003)**

10.14 2000 Stock Incentive Plan (as amended January 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2003)**

10.15 Amendment to 2000 Stock  Incentive  Plan  (Incorporated  by  reference  to
     Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 2000)**

10.16 Employment Agreement between Omega Healthcare Investors, Inc. and C. Taylor Pickett, dated June 12, 2001 (Incorporated by reference to Exhibit
     10.2 to the  Company's  Form 10-Q for the  quarterly  period ended June 30,
     2001)**

10.17 Employment Agreement between Omega Healthcare Investors, Inc. and R. Lee Crabill, Jr., dated July 30, 2001 (Incorporated by reference to Exhibit
     10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2001)**

10.18 Employment Agreement between Omega Healthcare  Investors,  Inc. and Robert
     O. Stephenson,  dated August 30, 2001 (Incorporated by reference to Exhibit
     10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2001)**

10.19 Employment Agreement between Omega Healthcare  Investors,  Inc. and Daniel
     J. Booth, dated October 15, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30,
     2001)**

10.20 Loan Agreement among General Electric Capital Corporation and certain subsidiaries of Omega Healthcare Investors, Inc., dated as of June 23, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2003)

10.21 Guaranty by Omega Healthcare Investors, Inc. for the benefit of General Electric Capital Corporation, dated as of June 23, 2003 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2003)

10.22 Ownership Pledge, Assignment and Security Agreement between Omega Healthcare Investors, Inc. and General Electric Capital Corporation, dated as of June 23, 2003 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 2003)

10.23 Repurchase and Conversion Agreement by and between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. dated as of February 5, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 5, 2003)

10.24 Form of Purchase Agreement dated as of February 5, 2004 by and between Omega Healthcare Investors, Inc. and the purchasers of the 8.375% Series D cumulative redeemable preferred shares (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 10, 2004)

10.25 Placement Agent Agreement by and between the Omega Healthcare Investors, Inc. and Cohen & Steers Capital Advisors, Inc. dated as of February 5, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 10, 2004)

10.26 Loan Agreement dated as of December 31, 2003 among General Electric Credit Corporation (as Agent and a Lender), the other financial institutions party thereto, Omega Acquisition Facility I, LLC and other entities who become parties thereto (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 10, 2004)

10.27 Guaranty dated as of December 31, 2003 made by Omega Healthcare Investors, Inc. in favor of General Electric Credit Corporation, as Agent and a Lender (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed February 10, 2004)

10.28 Ownership Pledge, Assignment and Security Agreement dated as of December 31, 2003 made by Omega Healthcare Investors, Inc. in favor of General Electric Credit Corporation, as Agent and a Lender (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed February 10,
     2004)

21   Subsidiaries of the Registrant*

23   Consent of Ernst & Young LLP*

31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002*

32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002*
---------
*    Exhibits which are filed herewith.

**   Management contract or compensatory plan, contract or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMEGA HEALTHCARE INVESTORS, INC.

                                      By:  /S/ C. TAYLOR PICKETT
                                         -----------------------------
                                               C. Taylor Pickett
                                               Chief Executive Officer

Dated:  February 20, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

SIGNATURES                       TITLE                       DATE
--------------------------------------------------------------------------------
PRINCIPAL EXECUTIVE OFFICER

/S/ C.  TAYLOR PICKETT           Chief Executive Officer     February 20, 2004
---------------------------
    C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/S/ ROBERT O. STEPHENSON         Chief Financial Officer     February 20, 2004
---------------------------
    Robert O. Stephenson


DIRECTORS

/S/ DANIEL A. DECKER             Chairman of the Board       February 20, 2004
---------------------------
    Daniel A. Decker

/S/ THOMAS W. ERICKSON           Director                    February 20, 2004
---------------------------
    Thomas W. Erickson

/S/ THOMAS F. FRANKE             Director                    February 20, 2004
---------------------------
    Thomas F. Franke

/S/ HAROLD J. KLOOSTERMAN        Director                    February 20, 2004
---------------------------
    Harold J. Kloosterman

/S/ BERNARD J. KORMAN            Director                    February 20, 2004
---------------------------
    Bernard J. Korman

/S/ EDWARD LOWENTHAL             Director                    February 20, 2004
---------------------------
    Edward Lowenthal

/S/ CHRISTOPHER W. MAHOWALD      Director                    February 20, 2004
---------------------------
    Christopher W. Mahowald

/S/ DONALD J. MCNAMARA           Director                    February 20, 2004
---------------------------
    Donald J. McNamara

/S/ C.  TAYLOR PICKETT           Director                    February 20, 2004
---------------------------
    C. Taylor Pickett

/S/ STEPHEN D. PLAVIN            Director                    February 20, 2004
---------------------------
    Stephen D. Plavin