Form 10-Q
period 2004-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2004-05-05
CIK 888491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                          --------------

                                    FORM 10-Q
(MARK ONE)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR
___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

                    YES   X                             NO
                        -----                               ----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                    YES   X                             NO
                        -----                               ----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MAY 3, 2004.

           COMMON STOCK, $.10 PAR VALUE                       46,340,599
                      (CLASS)                             (NUMBER OF SHARES)

                        OMEGA HEALTHCARE INVESTORS, INC.
                                    FORM 10-Q
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements:
             Consolidated Balance Sheets
                 March 31, 2004 (unaudited) and December 31, 2003.................         2

             Consolidated Statements of Operations (unaudited)
                 Three months ended March 31, 2004 and 2003.......................         3

             Consolidated Statements of Cash Flows (unaudited)
                 Three months ended march 31, 2004 and 2003.......................         4

             Notes to Consolidated Financial Statements
                 March 31, 2004 (unaudited).......................................         5

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................        16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........        29

Item 4.      Controls and Procedures..............................................        30

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings....................................................        31

Item 2.      Changes in Securities and Use of Proceeds............................        31

Item 3.      Defaults Upon Senior Securities......................................        31

Item 4.      Submission of Matters to a Vote of Security Holders..................        31

Item 6.      Exhibits and Reports on Form 8-K.....................................        31


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                        OMEGA HEALTHCARE INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,      DECEMBER 31,
                                                                   2004            2003
                                                             --------------------------------
                                                               (UNAUDITED)      (SEE NOTE)
                           ASSETS
Real estate properties
   Land and buildings at cost...............................     $  692,365     $   692,454
   Less accumulated depreciation............................      (139,437)       (134,477)
                                                               ------------------------------
     Real estate properties - net...........................        552,928         557,977
   Mortgage notes receivable - net..........................        119,225         119,815
                                                               ------------------------------
                                                                    672,153         677,792
Other investments - net.....................................         29,965          29,787
                                                               ------------------------------
   Total investments........................................        702,118         707,579
Cash and cash equivalents...................................         62,315           3,094
Accounts receivable - net...................................          2,818           1,893
Interest rate cap...........................................             --           5,537
Other assets................................................         20,006           8,562
                                                               ------------------------------
   Total assets.............................................     $  787,257     $   726,665
                                                               ==============================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving lines of credit...................................     $   10,000     $   177,074
Unsecured borrowings........................................        300,000         100,000
Other long-term borrowings..................................          3,520           3,520
Accrued expenses and other liabilities......................         23,787           9,836
                                                               ------------------------------
   Total liabilities........................................        337,307         290,430
                                                               ------------------------------

Preferred stock.............................................        225,988         212,342
Common stock and additional paid-in-capital.................        546,227         485,196
Cumulative net earnings.....................................        163,977         174,275
Cumulative dividends paid...................................      (447,499)       (431,123)
Cumulative dividends - redemption...........................       (38,743)              --
Accumulated other comprehensive loss........................             --         (4,455)
                                                               ------------------------------
   Total stockholders' equity...............................        449,950         436,235
                                                               ------------------------------
   Total liabilities and stockholders' equity...............     $  787,257     $   726,665
                                                               ==============================

NOTE - The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          -----------------------------
                                                                                2004           2003
                                                                          -----------------------------
REVENUES
   Rental income.......................................................    $    17,123    $    16,419
   Mortgage interest income............................................          3,366          4,392
   Other investment income - net.......................................            641            990
   Litigation settlement...............................................             --          2,187
   Miscellaneous.......................................................            406            321
                                                                          -----------------------------
                                                                                21,536         24,309
EXPENSES
   Nursing home  revenues  and expenses of owned and operated
     assets - net.....................................................             --          1,333
   Depreciation and amortization.......................................          5,224          5,208
   Interest............................................................          4,693          4,420
   Interest - amortization of deferred financing costs.................            454            692
   Interest - refinancing costs........................................         19,106             --
   General and administrative..........................................          1,514          1,629
   Legal...............................................................            490            558
   Provisions for impairment...........................................             --          4,618
                                                                          -----------------------------
                                                                                31,481         18,458
                                                                          -----------------------------

(LOSS) INCOME FROM CONTINUING OPERATIONS...............................        (9,945)          5,851
(Loss) gain from discontinued operations...............................          (353)            134
                                                                          -----------------------------
NET (LOSS) INCOME......................................................       (10,298)          5,985
Preferred stock dividends..............................................        (4,687)        (5,029)
Series C preferred stock conversion charges............................       (38,743)             --
                                                                          -----------------------------
NET (LOSS) INCOME AVAILABLE TO COMMON..................................    $  (53,728)    $       956
                                                                          =============================

(LOSS) INCOME  PER COMMON SHARE:
Basic:
   (Loss) income from continuing operations............................    $    (1.29)    $      0.02
   Net (loss) income...................................................    $    (1.30)    $      0.03
Diluted:
   (Loss) income from continuing operations............................    $    (1.29)    $      0.02
   Net (loss) income...................................................    $    (1.30)    $      0.03

Dividends declared and paid per common share...........................    $      0.17    $        --
                                                                          =============================
Weighted-average shares outstanding, basic.............................         41,459         37,145
                                                                          =============================
Weighted-average shares outstanding, diluted...........................         41,459         37,145
                                                                          =============================

COMPONENTS OF OTHER COMPREHENSIVE INCOME:
Net (loss) income......................................................    $  (10,298)    $     5,985
   Unrealized gain (loss) on hedging contracts.........................          4,455          (623)
                                                                          -----------------------------
Total comprehensive (loss) income......................................    $   (5,843)    $     5,362
                                                                          =============================

                         See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           --------------------------
                                                                                2004           2003
                                                                           --------------------------
OPERATING ACTIVITIES
Net (loss) income.......................................................      $(10,298)     $   5,985
   Adjustment  to  reconcile  net  income to cash  provided  by  operating activities:
     Depreciation and amortization......................................          5,224         5,208
     Provisions for impairment..........................................             --         4,618
     Refinancing costs..................................................         12,728            --
     Amortization for deferred finance costs............................            353           691
     Loss on assets sold - net..........................................            351            --
     Amortization of derivatives........................................            101             1
     Adjustment of derivatives to fair value............................          (257)            --
     Adjustment for discontinued operations and other...................           (11)           132
Net change in accounts receivable.......................................          (925)       (1,003)
Net change in other assets..............................................             77         1,002
Net change in operating assets and liabilities..........................        (1,121)       (3,339)
                                                                           --------------------------
Net cash provided by operating activities...............................          6,222        13,295
                                                                           --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate investments ..........................             85            --
Capital improvements and funding of other investments...................          (420)          (32)
Proceeds from other investments and assets held for sale - net..........          1,872           621
Investments in other investments and assets held for sale - net.........        (2,100)       (3,150)
Collection of mortgage principal........................................            590           476
                                                                           --------------------------
Net cash provided by (used in) investing activities.....................             27       (2,085)
                                                                           --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new financing.............................................         10,000            --
Proceeds from credit line borrowings....................................         13,700            --
Payments of credit line borrowings......................................      (190,774)            --
Proceeds from long-term borrowings......................................        200,000            --
Payments of long-term borrowings........................................             --         (118)
Proceeds from sale of interest rate cap.................................          3,460            --
Receipts from Dividend Reinvestment Plan................................             40            --
Receipts from exercised options.........................................          1,868            --
Dividends paid..........................................................       (11,735)            --
Proceeds from preferred stock offering..................................         13,645            --
Proceeds from common stock offering.....................................         22,368            --
Deferred financing costs paid...........................................        (9,600)         (321)
                                                                           --------------------------
Net cash provided by (used in) financing activities.....................         52,972         (439)
                                                                           --------------------------

Increase in cash and cash equivalents...................................         59,221        10,771
Cash and cash equivalents at beginning of period........................          3,094        14,340
                                                                           --------------------------
Cash and cash equivalents at end of period..............................      $  62,315     $  25,111
                                                                           ==========================
Interest paid during the period.........................................      $   6,973     $   5,601
                                                                           ==========================

                         See notes to consolidated financial statements.

                        OMEGA HEALTHCARE INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2003 financial statements for consistency with the presentation adopted for 2004. Such reclassifications have no effect on previously reported earnings or equity.

     In January 2003, the FASB issued Financial Interpretation Number ("FIN") 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities. As of March 31, 2004, we do not have any entities that meet the definition of a variable interest entity under FIN 46; therefore, the provisions of FIN 46 do not have an impact on our results of operations or financial position.

     Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - PROPERTIES

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

     When we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding and do not immediately re-lease or sell the properties to new operators, the assets are included on the balance sheet as "real estate properties," and the value of such assets is reported at the lower of cost or estimated fair value.

     Upon adoption of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002, long-lived assets sold or designated as held for sale after January 1, 2002 are reported as discontinued operations in our financial statements.

     The table below summarizes our number of properties and investment by category for the quarter ended March 31, 2004:

                                                                                                              TOTAL
                                                       PURCHASE/     MORTGAGES     OWNED &       CLOSED     HEALTHCARE
          FACILITY COUNT                               LEASEBACK     RECEIVABLE   OPERATED     FACILITIES   FACILITIES
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003......................        153            51            1             6          211
Properties closed.................................          -             -            -             -            -
Properties sold/mortgages paid....................          -             -            -            (2)          (2)
Transition leasehold interest.....................          -             -            -             -            -
Properties leased/mortgages placed................          -             -            -             -            -
Properties transferred to purchase/leaseback......          1             -           (1)            -            -
-----------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2004.......................        154            51            -             4          209
=======================================================================================================================

       INVESTMENT ($000'S)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003......................    $682,562       $119,815      $ 5,295        $4,597      $812,269
Properties closed.................................           -              -            -             -             -
Properties sold/mortgages paid....................           -              -            -          (509)         (509)
Transition leasehold interest.....................           -              -            -             -             -
Properties leased/mortgages placed................           -              -            -             -             -
Properties transferred to purchase/leaseback......       5,295              -       (5,295)            -             -
Impairment on properties..........................           -              -            -             -             -
Capex and other...................................         420           (590)           -             -          (170)
-----------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2004.......................    $688,277       $119,225      $     -        $4,088      $811,590
=======================================================================================================================

PURCHASE/LEASEBACKS

     A summary of the lease transactions which occurred in the first quarter of 2004 is as follows:

SUN HEALTHCARE GROUP, INC.

o Effective January 1, 2004, we re-leased five skilled nursing facilities ("SNFs") to an existing operator under a new Master Lease, which has a five-year term and an initial annual lease rate of $0.75 million. Four former Sun Healthcare Group, Inc. ("Sun") SNFs, three located in Illinois and one located in Indiana, representing an aggregate of 449 beds, were part of the transaction. The fifth SNF in the transaction, located in Illinois and representing 128 beds, was the last remaining owned and operated facility in our portfolio.

o On March 1, 2004, we entered into an agreement with Sun regarding 51 properties that are leased to various affiliates of Sun. Under the terms of a master lease agreement, Sun will continue to operate and occupy 23 long-term care facilities, five behavioral properties and two hospital properties through December 31, 2013. One property, located in Washington and formerly operated by a Sun affiliate, has already been closed and the lease relating to that property has been terminated. With respect to the remaining 20 facilities, 17 have already been transitioned to new operators and three are in the process of being transferred to new operators.

o Effective March 1, 2004, we re-leased two SNFs formerly leased by Sun located in California and representing 117 beds, to a new operator under a Master Lease, which has a ten-year term. The commencement date of the first re-lease is March 1, 2004 and has an initial annual lease rate of approximately $0.12 million. The commencement date of the second re-lease is expected to be May 1, 2004, subject to licensing, and has an initial annual lease rate of approximately $0.1 million.

CLAREMONT HEALTHCARE HOLDINGS, INC.

o Effective March 8, 2004, we re-leased three SNFs formerly leased by Claremont Health Care Holdings, Inc. ("Claremont") located in Florida and representing 360 beds, to an existing operator at an initial annual lease rate of $2.5 million. These facilities were added to an existing Master Lease, the initial term of which has been extended ten years to February, 2014. The aggregate annual lease rate under this Master Lease, inclusive of the $2.5 million, is $3.9 million.

     Subsequent to the first  quarter,  we acquired three new  facilities.  (See
Note 12 - Subsequent Events). A summary of the lease transaction follows:

HAVEN HEALTHCARE

o Effective April 1, 2004, we purchased three SNFs, representing 399 beds, for a total investment of $26.0 million. Two of the facilities are located in Vermont, with the third located in Connecticut. The facilities were combined into an existing Master Lease with Haven Healthcare ("Haven"), a current operator. Rent under the Master Lease was increased by approximately $2.7 million for the first lease year commencing April 1, 2004, with annual increases thereafter. The term of the Master Lease had been increased to ten years on January 1, 2004 and runs through December 31, 2013, followed by two ten-year renewal options. We received a security deposit equivalent to three months of incremental rent.

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

     On April 6, 2004, we received approximately $4.6 million in proceeds on a mortgage loan payoff from Tiffany Care Centers, Inc. We held mortgages on five facilities located in Missouri, representing 319 beds, which produced approximately $0.5 million of annual interest revenue in 2003.

     No provisions for loss on mortgages or notes receivable were recorded during the three-months ended March 31, 2004 and 2003, respectively.

OWNED AND OPERATED ASSETS

     At March 31, 2004, we no longer own any facilities that were previously recovered from customers. Effective January 1, 2004, our remaining owned and operated asset was re-leased to an existing operator. This facility, located in Illinois, was re-leased under a new Master Lease, which encompasses four additional facilities.

CLOSED FACILITIES

     During the three months ended March 31, 2004, we sold two facilities, one located in Iowa and the other located in Florida, realizing proceeds of approximately $85 thousand, net of closing costs and other expenses, resulting in a net loss of approximately $351 thousand. In accordance with SFAS No. 144, the $351 thousand realized net loss is included within discontinued operations in our consolidated statements of operations. (See Note 11 - Discontinued Operations).

     At March 31, 2004, there are four closed properties that are not currently under contract for sale. At this time, it is determined that no provisions for impairments are needed on the four remaining investments. We intend to sell the facilities as soon as practicable; however, there can be no assurance if, or when, these sales will be completed on terms that allow us to realize the carrying value of the assets. These properties are included in "Land and buildings at cost" in our consolidated balance sheet. (See Note 12 - Subsequent Events).

OTHER NON-CORE ASSETS

o In connection with refinancing our $225 million senior secured credit facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004 and is included in interest refinancing costs in our consolidated statement of operations.

o Under our restructuring agreement with Sun, we received the right to convert deferred base rent owed to us, totaling approximately $7.8 million, into 800,000 shares of Sun's common stock, subject to certain non-dilution provisions and the right of Sun to pay cash in an amount equal to the value of that stock in lieu of issuing stock to us.

     On March 30, 2004, we notified Sun of our intention to exercise our right to convert the deferred base rent into fully paid and non-assessable shares of Sun's common stock. On April 16, 2004, we received a stock certificate for 760,000 restricted shares of Sun's common stock and cash in the amount of approximately $0.5 million in exchange for the remaining 40,000 shares of Sun's common stock.

NOTE 3 - CONCENTRATION OF RISK

     As of March 31, 2004, our portfolio of investments consisted of 209 healthcare facilities, located in 28 states and operated by 40 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled $811.6 million at March 31, 2004, with 97.1% of our real estate investments related to long-term care facilities. This portfolio is made up of 152 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 51 long-term healthcare facilities and four long-term healthcare facilities that were recovered from customers and are currently closed. At March 31, 2004, we also held other investments of approximately $30.0 million, including $23.0 million of notes receivable, net of allowance.

     Approximately 40.2% of our real estate investments are operated by four public companies: Sun (19.3%), Advocat, Inc. (12.8%), Mariner Health Care, Inc. (7.4%) and Emeritus Corporation (0.7%). The three largest private operators represent 6.8%, 4.5% and 3.9%, respectively, of our investments. No other operator represents more than 3.0% of our investments. The three states in which we have our highest concentration of investments are Florida (15.5%), California (8.2%) and Illinois (7.2%).

NOTE 4 - DIVIDENDS

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

     On March 29, 2004, our Board of Directors declared regular quarterly dividends for all classes of preferred stock, payable May 17, 2004 to preferred stockholders of record on April 30, 2004. Series B and Series D preferred stockholders of record on April 30, 2004 will be paid dividends in the amount of $0.53906 and $0.47109, per preferred share, respectively, on May 17, 2004. The liquidation preference for each of our 8.625% Series B preferred stock ("Series B preferred stock") and 8.375% Series D cumulative redeemable preferred stock ("Series D preferred stock") is $25.00. Regular quarterly preferred dividends represent dividends for the period February 1, 2004 through April 30, 2004 for the Series B preferred stock and February 10, 2004 through April 30, 2004 for the Series D preferred stock.

     In March 2004, our Board of Directors also authorized the redemption of all shares outstanding of our 9.25% Series A preferred stock ("Series A preferred stock") (NYSE:OHI PrA; CUSIP: 681936209). We expect the shares to be redeemed on April 30, 2004 for $25.00 per share, plus $0.57813 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.57813 per share. Dividends on the shares of Series A preferred stock will cease to accrue from and after the redemption date, after which the Series A preferred stock will no longer be outstanding and holders of the Series A preferred stock will have only the right to receive the redemption price.

     A notice of redemption and related materials was mailed to holders of Series A preferred stock on March 29, 2004. EquiServe Trust Company ("EquiServe"), located at 66 Brooks Drive, Braintree, MA 02184, will act as our redemption agent. Requests for copies of the materials or questions relating to the notice of redemption and related materials should be directed to EquiServe at 800-251-4215 or to Bob Stephenson, our Chief Financial Officer, at 410-427-1700. On or before the redemption date, we will deposit with EquiServe the aggregate redemption price, to be held in trust for the benefit of the holders of the Series A preferred stock. Holders of the Series A preferred stock who hold shares through the Depository Trust Company will be redeemed in accordance with the Depository Trust Company's procedures.

     On April 20, 2004, our Board of Directors announced a common stock dividend of $0.18 per share, which is a $0.01 per share, or 5.9%, increase over the previous quarter's dividend. The common stock dividend will be paid May 17, 2004 to common stockholders of record on April 30, 2004. At the date of this filing, we had approximately 46.3 million common shares outstanding.

NOTE 5 - EARNINGS PER SHARE

     The computation of basic earnings per common share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options and the conversion of our 10% Convertible Series C preferred stock ("Series C preferred stock") in 2003.

     For the three-month period ended March 31, 2004 and 2003, there were no dilutive effects from stock options in-the-money.

NOTE 6 - STOCK-BASED COMPENSATION

     We account for stock options using the intrinsic value method as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan ("Incentive Plan"), we reserved 3,500,000 shares of common stock for grants to be issued during a period of up to ten years. Options are exercisable at the market price at the date of grant, expire five years after date of grant for over 10% owners and ten years from the date of grant for less than 10% owners. Directors' shares vest over three years while other grants vest over five years or as defined in an employee's contract. Directors, officers and employees are eligible to participate in the Incentive Plan. At March 31, 2004, there were 1,244,059 outstanding options granted to 21 eligible participants. Additionally, 353,545 shares of restricted stock have been granted under the provisions of the Incentive Plan and as of March 31, 2004, there were no shares of restricted stock outstanding. The market value of the restricted shares on the date of the award was recorded as unearned compensation-restricted stock, with the unamortized balance shown as a separate component of stockholders' equity. Unearned compensation is amortized to expense generally over the vesting period.

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

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ----------------------------
                                                                         2004          2003
                                                                    ----------------------------
                                                                     (IN THOUSANDS, EXCEPT PER
                                                                           SHARE AMOUNTS)
 Net (loss) income available to common stockholders..............       $(53,728)       $   956
 Add:  Stock-based compensation expense included in net
     (loss) income available to common stockholders..............              --            --
                                                                    ----------------------------
                                                                         (53,728)           956
 Less:  Stock-based compensation expense determined under
     the fair value based method for all awards..................             6              66
                                                                    ----------------------------
 Pro forma net (loss) income available to common stockholders....       $(53,734)       $   890
                                                                    ============================
 Earnings per share:
 Basic, as reported..............................................       $  (1.30)       $  0.03
                                                                    ============================
 Basic, pro forma................................................       $  (1.30)       $  0.02
                                                                    ============================
 Diluted, as reported............................................       $  (1.30)       $  0.03
                                                                    ============================
 Diluted, pro forma..............................................       $  (1.30)       $  0.02
                                                                    ============================

     At March 31, 2004, options currently exercisable (387,184) have a weighted-average exercise price of $5.22, with exercise prices ranging from $2.32 to $37.20. There are 562,070 shares available for future grants as of March 31, 2004.

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

NOTE 7 - FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

SERIES C PREFERRED STOCK REPURCHASE

     On February 5, 2004, we announced that Explorer Holdings L.P., our then largest stockholder ("Explorer"), granted us the option to repurchase up to 700,000 of our Series C preferred stock (which were convertible into Omega common shares) held by Explorer at a negotiated purchase price of $145.92 per Series C preferred stock (or $9.12 per common share on an as converted basis). Explorer further agreed to convert any remaining Series C preferred stock into common stock.

SERIES D PREFERRED STOCK OFFERING

     On February 10, 2004, we announced the closing of the sale of 4,739,500 shares of Series D cumulative redeemable preferred stock. The preferred stock was issued at $25 per share and trades on the NYSE under the symbol "OHI PrD."

SERIES C PREFERRED STOCK REDEMPTION AND CONVERSION

     We used approximately $102.1 million of the net proceeds from the Series D preferred stock offering to repurchase 700,000 shares of our Series C preferred stock from Explorer. In connection with the closing of the repurchase, Explorer converted its remaining 348,420 Series C preferred stock into approximately 5.6 million shares of Omega common stock. Following the repurchase and conversion, Explorer held approximately 18.1 million common shares.

     The combined repurchase and conversion of the Series C preferred stock reduced our preferred dividend requirements, increased our market capitalization and facilitated future financings by simplifying our capital structure. Under FASB-EITF Issue D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the repurchase of the Series C preferred stock resulted in a non-cash charge to net income available to common shareholders of approximately $38.7 million.

18.1 MILLION SECONDARY AND 2.7 MILLION PRIMARY OFFERING OF OMEGA COMMON STOCK

     On March 8, 2004, we announced the closing of the underwritten public offering of 18.1 million shares of Omega common stock at $9.85 per share owned by Explorer. As a result of the offering, Explorer no longer owns any Omega common stock. We did not receive any proceeds from the sale of the shares sold by Explorer.

     In connection with the 18.1 million common stock offering, we issued approximately 2.7 million additional shares of Omega common stock at a price of $9.85 per share, less underwriting discounts, to cover over-allotments in connection with the 18.1 million secondary offering. We received net proceeds of approximately $22.4 million from this offering.

$200 MILLION 7% SENIOR UNSECURED NOTES OFFERING AND $125 MILLION CREDIT FACILITY

     Effective March 22, 2004, we closed on a private offering of $200 million of 7% senior unsecured notes due 2014 (the "Notes") and a $125 million revolving senior secured credit facility ("New Credit Facility") provided by Bank of America, N.A., Deutsche Bank AG, UBS Loan Finance, LLC and GE Healthcare Financial Services.

     We used proceeds from the Notes offering to replace our previous $225 million senior secured credit facility and $50 million acquisition credit facility, which have been terminated. The remaining proceeds will be used for working capital and general corporate purposes. The New Credit Facility will be used for acquisitions and general corporate purposes. In connection with the termination of the $225 million senior secured credit facility and $50 million acquisition credit facility, we recorded a charge of approximately $12.6 million, of which $6.3 million consisted of non-cash charges relating to deferred financing costs of the previous credit facilities. The Notes are unsecured senior obligations of Omega, which have been guaranteed by all of our subsidiaries. The Notes were issued in a private placement contemplating resales in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Act"). The Notes have not been registered under the Act.

$200 MILLION INTEREST RATE CAP SALE

     In connection with the repayment and termination of our $225 million senior secured credit facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004.

BANK CREDIT AGREEMENTS

     We have one $125 million revolving senior secured credit facility. At March 31, 2004, $10.0 million was outstanding under the New Credit Facility and $12.1 million was utilized for the issuance of letters of credit, leaving availability of $102.9 million. The $10.0 million of outstanding borrowings had an interest rate of 4.09% at March 31, 2004.

     We are required to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitation on additional indebtedness and limitations on dividend payout on our long-term borrowings. As of March 31, 2004, we were in compliance with all property level and corporate financial covenants.

NOTE 8 - RELATED PARTY TRANSACTIONS

     On February 5, 2004, we entered into a Repurchase and Conversion Agreement with our then largest stockholder, Explorer, pursuant to which Explorer granted us an option to repurchase up to 700,000 shares of our Series C preferred stock at $145.92 per share (or $9.12 per share of common stock on an as-converted basis), provided we purchase a minimum of $100 million on or prior to February 27, 2004. Explorer also agreed to convert all of its remaining shares of Series C preferred stock into share of our common stock upon exercise of the repurchase option.

     On February 10, 2004, we sold in a registered direct placement 4,739,500 shares of our 8.375% Series D cumulative preferred stock at $25 per share to a number of institutional investors and other purchasers for net proceeds, after fees and expenses, of approximately $114.9 million. Following the closing of the Series D preferred stock offering, we used approximately $102.1 million of the net proceeds to repurchase 700,000 shares of our Series C preferred stock from Explorer pursuant to the repurchase option. In connection with this transaction, Explorer converted its remaining 348,420 shares of Series C preferred stock into 5,574,720 shares of our common stock. We anticipate using the balance of the net proceeds of the offering to redeem approximately 600,000 shares of our Series A preferred stock. (See Note 12 - Subsequent Events).

     As a result of the Series D preferred stock offering, the application of the proceeds received from the offering to fund the exercise of our repurchase option and the conversion of the remaining Series C preferred stock into shares of our common stock:

o No Series C preferred stock is outstanding, and we plan to re-classify the remaining authorized shares of Series C preferred stock as authorized but unissued preferred stock, without designation as to class;

o 4,739,500 shares of our Series D preferred stock, with an aggregate liquidation preference of $118,487,500, have been issued; and

o    Explorer  held  18,118,246   shares  of  our  common  stock,   representing
     approximately 41.5% of our outstanding common stock.

     On February 5, 2004, we received a request from Explorer, pursuant to its registration rights agreement with us, requesting that we prepare and file with the SEC a registration statement registering Explorer's shares of our common stock on a shelf basis permitting sales from time to time as determined by Explorer. Accordingly, on February 12, 2004 we filed a registration statement with the SEC registering Explorer's 18,118,246 shares of common stock. Explorer sold all of these registered shares in this offering.

     In connection with our repurchase of a portion of Explorer's Series C preferred stock, our results of operations for the first quarter of 2004 included a non-recurring reduction in net income attributable to common stockholders of approximately $38.7 million. This amount reflects the sum of (i) the difference between the deemed redemption price of $145.92 per share of our Series C preferred stock and the carrying amount of $100 per share of our Series C preferred stock multiplied by the number of shares of the Series C preferred stock repurchased upon exercise of our option to repurchase shares of Series C preferred stock and (ii) the cost associated with the original issuance of our Series C preferred stock that was previously classified as additional paid in capital, pro rated for the repurchase. This non-recurring reduction in net income attributable to common stockholders reduced our earnings per share and our reportable funds from operations for the first quarter of 2004.

NOTE 9 - LITIGATION

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

NOTE 10 - ACCOUNTING FOR DERIVATIVES

     We utilized an interest rate cap to reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. GAAP requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that was designated as a cash flow hedge. On March 31, 2004, we sold the $200.0 million interest rate cap, realizing net proceeds of approximately $3.5 million, resulting in a loss of approximately $6.5 million, which was recorded during the first quarter of 2004 and is included within the $19.1 million interest expense associated with refinancing activities. An adjustment of $4.5 million to other comprehensive income was recorded as a result of this transaction.

NOTE 11 - DISCONTINUED OPERATIONS

     The  implementation  of SFAS No.  144,  Accounting  for the  Impairment  or
Disposal  of  Long-Lived  Assets,  as  of  January  1,  2002,  resulted  in  the presentation of the net operating results on facilities sold during 2004 as income from discontinued operations for all periods presented. We incurred a net loss from discontinued operations of $353 thousand in the accompanying consolidated statements of operations.

        The following table summarizes the results of operations of facilities sold during the three months ended March 31, 2004 and 2003, respectively.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                      2004         2003
                                                                  --------------------------
                                                                       (IN THOUSANDS)

  REVENUES
      Rental income...........................................      $      --     $     255
                                                                  --------------------------
                                                                           --           255
                                                                  --------------------------
  EXPENSES
      Depreciation and amortization...........................              2           121
                                                                  --------------------------
                                                                            2           121
                                                                  --------------------------
  (Loss) income before (loss) gain on sale of assets..........            (2)           134
  (Loss) gain on assets sold - net............................          (351)            --
                                                                  --------------------------
  (LOSS) GAIN FROM DISCONTINUED OPERATIONS....................      $   (353)     $     134
                                                                  ==========================

NOTE 12 - SUBSEQUENT EVENTS

NEW INVESTMENTS

HAVEN HEALTHCARE, INC.

o Effective April 1, 2004, we purchased three SNFs, representing 399 beds, for a total investment of $26.0 million. Two of the facilities are located in Vermont, with the third located in Connecticut. The facilities were combined into an existing Master Lease with Haven Healthcare ("Haven"), a current operator. Rent under the Master Lease was increased by approximately $2.7 million for the first lease year commencing April 1, 2004, with annual increases thereafter. The term of the Master Lease had been increased to ten years on January 1, 2004 and runs through December 31, 2013, followed by two ten-year renewal options. We received a security deposit equivalent to three months of incremental rent.

SENIOR MANAGEMENT

o Effective May 1, 2004, we purchased two SNFs, representing 477 beds, for a total investment of $9.4 million. The purchase price includes funds for capital expenditures, additional bed licenses and transaction costs. Both facilities are located in Texas and were combined into an existing Master Lease with Senior Management, a current operator. Rent under the Master Lease was increased by approximately $1.0 million for the first lease year commencing May 1, 2004, with annual increases thereafter. The term of the Master Lease has been increased to ten years, and is followed by two ten-year renewal options. During the first lease year, Senior Management will fund a security deposit equivalent to approximately four months of incremental rent.

ASSET DISPOSITION

o On April 30, 2004, we sold one closed SNF, located in Illinois, for net proceeds of approximately $50 thousand, resulting in a loss of approximately $137 thousand. At the time of this filing, we have three remaining closed facilities with a total net book value of approximately $1.8 million.

FINANCING ACTIVITIES

o On April 30, 2004, we redeemed our $57.5 million 9.25% Series A preferred stock.

o    On April 30,  2004,  we  exercised  our  right to  increase  the  revolving commitments under our existing $125 million credit facility by an additional $50 million, to $175 million. All other terms of the credit facility, which closed on March 22, 2004, remain the same, including the term which runs through March 22, 2008.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS, REIMBURSEMENT ISSUES AND OTHER FACTORS AFFECTING FUTURE RESULTS

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statement within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i) uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;

(ii) the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors' obligations;

(iii)our ability to sell closed assets on a timely basis and at terms that allow us to realize the carrying value of these assets;

(iv) our ability to negotiate appropriate modifications to the terms of our existing credit facilities;

(v) our ability to complete the proposed refinancing with respect to our existing credit facilities;

(vi) our ability to manage, re-lease or sell any owned and operated facilities;

(vii) the availability and cost of capital;

(viii) competition in the financing of healthcare facilities;

(ix) regulatory and other changes in the healthcare sector;

(x) the effect of economic and market conditions generally and, particularly, in the healthcare industry;

(xi) changes in interest rates;

(xii) the amount and yield of any additional investments;

(xiii) changes in tax laws and regulations affecting real estate investment trusts; and

(xiv) changes in the ratings of our debt and preferred securities.

OVERVIEW

     As of March 31, 2004, our portfolio of investments consisted of 209 healthcare facilities, located in 28 states and operated by 40 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled $811.6 million at March 31, 2004, with 97.1% of our real estate investments related to long-term care facilities. This portfolio is made up of 152 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 51 long-term healthcare facilities and four long-term healthcare facilities that were recovered from customers and are currently closed. At March 31, 2004, we also held other investments of approximately $30.0 million, including $23.0 million of notes receivable, net of allowance.

HIGHLIGHTS

     The following significant highlights occurred during the three-month period ended March 31, 2004.

FINANCING AND BORROWING

o Issued $118.5 million of 8.375% Series D cumulative redeemable preferred stock ("Series D preferred stock").

o    Completed  an 18.1  million  share  secondary  offering and the sale of 2.7
     million   common  shares,   which   resulted  in  significant   shareholder
     diversification and a large increase in institutional investors.

o    Issued $200 million 7% 10-year senior unsecured notes (the "Notes").

o    Closed on a new $125 million revolving credit facility.

o Sold our $200 million interest rate cap in connection with our repayment and termination of the $225 million senior secured credit facility, realizing net proceeds of approximately $3.5 million, resulting in a loss of approximately $6.5 million.

o    Received rating agency upgrades from both Moody's and S&P.

o Scheduled the April 30, 2004 redemption of the 9.25% Series A preferred stock ("Series A preferred stock").

DIVIDENDS

o    Increased common dividends 5.9% to $0.18 per common share.

RE-LEASING

o    Re-leased our last owned and operated facility.

o Completed the restructuring of Sun Healthcare Group, Inc.'s ("Sun") portfolio.

ASSET SALES

o    Sold  two  closed  facilities,  realizing  proceeds  of  approximately  $85 thousand, net of closing costs and other expenses, resulting in a loss of approximately $351 thousand.


MEDICARE REIMBURSEMENT

     Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as any facilities owned and operated for our own account, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and subject to frequent and substantial change. The Balanced Budget Act of 1997 ("Balanced Budget Act") significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities ("SNFs") shifted from payments based on reasonable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, SNFs are paid on a per diem prospective case-mix adjusted basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue it derives from Medicare patients.

     Legislation adopted in 1999 and 2000 increased Medicare payments to nursing facilities and specialty care facilities on an interim basis. Section 101 of the Balanced Budget Refinement Act of 1999 ("Balanced Budget Refinement Act") included a 20% increase for 15 patient acuity categories (known as Resource Utilization Groups ("RUGS")) and a 4% across the board increase of the adjusted federal per diem payment rate. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The 4% increase was implemented in April 2000 and expired October 1, 2002.

     The Benefits Improvement and Protection Act of 2000 ("Benefits Improvement and Protection Act") included a 16.7% increase in the nursing component of the case-mix adjusted federal periodic payment rate and a 6.7% increase in the 14 RUG payments for rehabilitation therapy services. The 16.7% increase was implemented in April 2000 and expired October 1, 2002. The 6.7% increase is an adjustment to the 20% increase granted in the Balanced Budget Refinement Act and spreads the funds directed at three of those 15 RUGs to an additional 11 rehabilitation RUGs. The increase was implemented in April 2001 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system.

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

     Due to the temporary nature of the 20% and 6.7% payment increases established under the Balanced Budget Refinement Act and Benefits Improvement and Protection Act, we cannot be assured that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot be assured that there will be any future legislation to increase payment rates for SNFs. If payment rates for SNFs are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

MEDICAID AND OTHER THIRD-PARTY REIMBURSEMENT

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

CONCENTRATION OF RISK

     Approximately 40.2% of our real estate investments are operated by four public companies: Sun (19.3%), Advocat, Inc. (12.8%), Mariner Health Care, Inc. (7.4%) and Emeritus Corporation (0.7%). The three largest private operators represent 6.8%, 4.5% and 3.9%, respectively, of our investments. No other operator represents more than 3.0% of our investments. The three states in which we have our highest concentration of investments are Florida (15.5%), California (8.2%) and Illinois (7.2%).

HEALTHCARE INVESTMENT RISKS

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

GENERAL REAL ESTATE RISKS

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

RISKS RELATED TO OWNED AND OPERATED ASSETS

     As a consequence of the financial difficulties encountered by a number of our operators, over the last several years we recovered various long-term care assets, pledged as collateral for the operators' obligations, either in connection with a restructuring or settlement with certain operators or pursuant to foreclosure proceedings. We are typically required to hold applicable licenses and are responsible for the regulatory compliance at our owned and operated facilities. In general, the risks of third-party claims such as patient care and personal injury claims are higher with respect to our owned and operated property as compared with our leased and mortgaged assets. During the first quarter of 2004, our last owned and operated facility was re-leased to an existing operator. However, there can be no assurance that we will not recover assets from operators in the future that will be owned and operated facilities.

     During 2003, the number of owned and operated assets were abated as we re-leased, sold or closed all but one of these facilities. In addition, in connection with the recovery of these assets, we often fund working capital and deferred capital expenditure needs for a transitional period until license transfers and other regulatory matters are completed and reimbursement from third-party payors recommences. As of January 1, 2004, we re-leased our remaining owned and operated facility. As of March 31, 2004, we had four closed facilities in our portfolio. Our management intends to sell these assets as promptly as possible, consistent with achieving valuations that reflect our management's estimate of fair value of the assets. We do not know, however, if, or when, the dispositions will be completed or whether the dispositions will be completed on terms that will enable us to realize the fair value of such assets. (See Note 12 - Subsequent Events).

     We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our owned and operated facilities prior to their re-leasing or sale. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The lawsuits are in various stages of discovery and we are unable to predict the likely outcome at this time. We continue to vigorously defend these claims and pursue all rights we may have against the managers of the facilities, under the terms of the management agreements. We have insured these matters, subject to self-insured retentions of various amounts.

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

     We have identified four significant accounting policies which we believe are critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, we believe the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The four critical accounting policies are:

REVENUE RECOGNITION

     With the exception of one Master Lease, rental income and mortgage interest income are recognized as earned over the terms of the related Master Leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index ("CPI")) as defined in the Master Leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection of amounts due become questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, lease revenues are recorded as received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

     The one Master Lease not recognized as earned over the term of the lease is recognized on a straight-line basis. We recognize the minimum base rental revenue under Master Lease on a straight-line basis over the terms of the related lease. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES

     Our revenues for the three months ended March 31, 2004 totaled $21.5 million, a decrease of $2.8 million from the first quarter of 2003. The decrease during the period was primarily the result of a $2.2 million litigation settlement in 2003 and $0.4 million revenue, which was related to the sale of a Baltimore, MD asset sold in April 2003.

     Detail changes in revenues during the three months ended March 31, 2004 are as follows:

o Rental income for the three months ended March 31, 2004 totaled $17.1 million, an increase of $0.7 million over 2003 rental income primarily due to scheduled contractual increases.

o Mortgage interest income for the three months ended March 31, 2004 totaled $3.4 million, decreasing $1.0 million due to the restructuring of two Integrated Health Services, Inc. mortgages during the second quarter of 2003.

o Other investment income for the three months ended March 31, 2004 totaled $0.6 million, decreasing $0.4 million due to the impact of the sale of the Baltimore asset.

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

EXPENSES

     Our expenses for the three months ended March 31, 2004 totaled $31.5 million, increasing approximately $13.0 million from expenses of $18.5 million during the comparable period in 2003. The increase during the period was primarily the result of $19.1 million refinancing costs recorded in 2004, offset by a $4.6 million provision for impairment recorded in 2003.

     Effective January 1, 2004, our remaining owned and operated asset was re-leased to an existing operator. This facility, located in Illinois, was re-leased under a new Master Lease, which encompasses four additional facilities. As a result, our nursing home expenses, net of nursing home revenues, for owned and operated assets decreased to $0 million from $1.3 million in 2003 due to the re-leasing efforts on our remaining owned and operated asset in January 2004.

     An analysis of significant changes in our expenses during the three months ended March 31, 2004 and 2003 is as follows:

o Our general and administrative expenses for 2004 totaled $1.5 million as compared to $1.6 million for 2003, a decrease of $0.1 million. The decrease is due to lower consulting costs, primarily related to the owned and operated facilities and cost reductions due to reduced staffing, travel and other employee-related expenses.

o Our legal expenses for 2004 totaled $0.5 million as compared to $0.6 million in 2003. The decrease is largely attributable to a reduction of legal costs associated with our owned and operated facilities due to the releasing efforts, sales and/or closures of 32 owned and operated assets since December 31, 2001.

o Our interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2004 and 2003 was approximately $5.1 million. In addition, for the three months ended March 31, 2004, we recorded $19.1 million of refinancing-related charges. The $19.1 million consists of a $6.4 million exit fee paid to our old bank syndication and a $6.3 million non-cash deferred financing cost write-off associated with the termination of our $225 million credit facility and our $50 million acquisition facility. In addition, the sale of a $200 million interest rate cap supporting our $225 million credit facility resulted in a loss of approximately $6.5 million, which was also included in the $19.1 million interest costs.

o Provisions for impairment of $0 million and $4.6 million are included in expenses for 2004 and 2003, respectively. The 2003 provision of $4.6 million was to reduce the carrying value of a closed building to its fair value less costs to dispose. The building is being actively marketed for sale; however, there can be no assurance if, or when, such sale will be completed or whether such sales will be completed on terms that allow us to realize the carrying value of the asset.

OTHER

o During the three-month period ended March 31, 2004, we sold two closed facilities in two separate transactions. We realized proceeds of approximately $85 thousand, net of closing costs and other expenses, resulting in a loss of approximately $351 thousand.

o In March 2004, we sold our $200 million interest rate cap in the first quarter, realizing net proceeds of approximately $3.5 million, resulting in an accounting loss of approximately $6.5 million.

LOSS FROM DISCONTINUED OPERATIONS

     Discontinued operations relates to properties we disposed of in the first quarter of 2004 that are accounted for as discontinued operations under SFAS No.
144. The sale of two closed facilities resulted in a net loss of approximately $351 thousand. In accordance with SFAS No. 144, the $351 thousand realized net loss is reflected in our consolidated statements of operations as discontinued operations. (See Note 11 - Discontinued Operations).

FUNDS FROM OPERATIONS

     Our funds from operations ("FFO") for the three months ended March 31, 2004, on a diluted basis was a deficit of $48.2 million, a decrease of $57.1 million as compared to $8.9 million for the same period in 2003. Funds from operations is net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation and amortization associated with real estate investments. Diluted funds from operations is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C preferred stock and the exercise of in-the-money stock options. We consider FFO to be one performance measure which is helpful to investors of real estate companies because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and to make expenditures. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     In February 2004, NAREIT informed its member companies that it was adopting the position of the Securities and Exchange Commission ("SEC") with respect to asset impairment charges and would no longer recommend that impairment write-downs be excluded from FFO. In the tables included in this disclosure, we have applied this interpretation and have not excluded asset impairment charges in calculating our FFO. As a result, our basic FFO, diluted FFO and FFO per diluted share and adjusted FFO may not be comparable to similar measures reported in previous disclosures. According to NAREIT, there is inconsistency among NAREIT member companies as to the adoption of this interpretation of FFO. Therefore, a comparison of our FFO results to another company's FFO results may not be meaningful.

     The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three months ended March 31, 2004 and 2003:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2004         2003
                                                                   -------------------------
                                                                        (IN THOUSANDS)
    NET (LOSS) INCOME AVAILABLE TO COMMON........................     $(53,728)    $    956
        Add back loss from real estate dispositions(1)...........           351          --
                                                                   -------------------------
                                                                       (53,377)         956
    Elimination of non-cash items included in net income (loss):
        Depreciation and amortization(2).........................         5,225       5,329
                                                                   -------------------------
    FUNDS FROM OPERATIONS, BASIC.................................      (48,152)       6,285
    Series C Preferred Dividends.................................            --       2,621
                                                                   -------------------------
    FUNDS FROM OPERATIONS, DILUTED...............................     $(48,152)    $  8,906
                                                                   =========================

(1) The addition of loss from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements. The 2004 net loss add back is related to the facilities classified as discontinued operations.

(2) The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. The 2004 and 2003 depreciation and amortization related to the facilities classified as discontinued operations is $0 and $121 thousand, respectively.

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

SUN HEALTHCARE GROUP, INC.

o Effective January 1, 2004, we re-leased five SNFs to an existing operator under a new Master Lease, which has a five-year term and an initial annual lease rate of $0.75 million. Four former Sun SNFs, three located in Illinois and one located in Indiana, representing an aggregate of 449 beds, were part of the transaction. The fifth SNF in the transaction, located in Illinois and representing 128 beds, was the last remaining owned and operated facility in our portfolio.

o On March 1, 2004, we entered into an agreement with Sun regarding 51 properties that are leased to various affiliates of Sun. Under the terms of a master lease agreement, Sun will continue to operate and occupy 23 long-term care facilities, five behavioral properties and two hospital properties through December 31, 2013. One property, located in Washington and formerly operated by a Sun affiliate, has already been closed and the lease relating to that property has been terminated. With respect to the remaining 20 facilities, 17 have already been transitioned to new operators and three are in the process of being transferred to new operators.

o Effective March 1, 2004, we re-leased two SNFs formerly leased by Sun located in California and representing 117 beds, to a new operator under a Master Lease, which has a ten-year term. The commencement date of the first re-lease is March 1, 2004 and has an initial annual lease rate of approximately $0.12 million. The commencement date of the second re-lease is expected to be May 1, 2004, subject to licensing, and has an initial annual lease rate of approximately $0.1 million.

o Under our restructuring agreement with Sun, we received the right to convert deferred base rent owed to us, totaling approximately $7.8 million, into 800,000 shares of Sun's common stock, subject to certain non-dilution provisions and the right of Sun to pay cash in an amount equal to the value of that stock in lieu of issuing stock to us.

o On March 30, 2004, we notified Sun of our intention to exercise our right to convert the deferred base rent into fully paid and non-assessable shares of Sun's common stock. On April 16, 2004, we received a stock certificate for 760,000 restricted shares of Sun's common stock and cash in the amount of approximately $0.5 million in exchange for the remaining 40,000 shares of Sun's common stock.

CLAREMONT HEALTHCARE HOLDINGS, INC.

o Effective March 8, 2004, we re-leased three SNFs formerly leased by Claremont Health Care Holdings, Inc. ("Claremont") located in Florida and representing 360 beds, to an existing operator at an initial annual lease rate of $2.5 million. These facilities were added to an existing Master Lease, the initial term of which has been extended ten years to February, 2014. The aggregate annual lease rate under this Master Lease, inclusive of the $2.5 million, is $3.9 million.

o Separately, we continue our ongoing restructuring discussions with Claremont regarding the two facilities Claremont currently leases from us. At the time of this filing, we cannot determine the timing or outcome of these discussions. Due to the significant uncertainty of collection, we recognize revenue from Claremont on a cash-basis as it is received.

TIFFANY CARE CENTERS, INC.

o On April 6, 2004, we received approximately $4.6 million in proceeds on a mortgage loan payoff. We held mortgages on five facilities located in Missouri, representing 319 beds, which produced approximately $0.5 million of annual interest revenue in 2003.

     Subsequent to the first  quarter,  we acquired three new  facilities.  (See
Note 12 - Subsequent Events). A summary of the lease transaction follows:

HAVEN HEALTHCARE

o Effective April 1, 2004, we purchased three SNFs, representing 399 beds, for a total investment of $26.0 million. Two of the facilities are located in Vermont, with the third located in Connecticut. The facilities were combined into an existing Master Lease with Haven Healthcare ("Haven"), a current operator. Rent under the Master Lease was increased by approximately $2.7 million for the first lease year commencing April 1, 2004, with annual increases thereafter. The term of the Master Lease had been increased to ten years on January 1, 2004 and runs through December 31, 2013, followed by two ten-year renewal options. We received a security deposit equivalent to three months of incremental rent.

ASSET DISPOSITIONS IN 2004

OTHER ASSETS

o In connection with refinancing our $225 million senior secured credit facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004.

CLOSED FACILITIES

o We sold two closed facilities realizing proceeds of approximately $85 thousand, net of closing costs, resulting in a net loss of approximately $351 thousand. In accordance with SFAS No. 144, the $351 thousand realized net loss is included within discontinued operations in our consolidated statements of operations. (See Note 2 - Properties; Closed Facilities; Note 11 - Discontinued Operations; Note 12 - Subsequent Events).

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, we had total assets of $787.3 million, stockholders' equity of $450.0 million and debt of $313.5 million, representing approximately 41.1% of total capitalization. In addition, as of March 31, 2004, we had an aggregate of $350 thousand of scheduled principal payments in 2004.

     The  following   table  shows  the  amounts  due  in  connection  with  the contractual obligations described below as of March 31, 2004.

                                                      PAYMENTS DUE BY PERIOD
                                                 LESS THAN                          MORE THAN
                                        TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS   5 YEARS
                                     ----------------------------------------------------------
                                                          (IN THOUSANDS)
Long-term debt(1).................     $313,520     $  350   $ 111,050    $   700     $201,420
Other long-term liabilities.......          987        201         602        184           -
                                     ----------------------------------------------------------
    Total.........................     $314,507     $  551   $ 111,652    $   884     $201,420
                                     ==========================================================

(1) The $313.5 million includes the $100.0 million 6.95% Notes, which mature in August 2007, the $125 million credit facility borrowing, which matures in March 2008 and $200 million 7.0% Notes, which mature in April 2014.

FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

SERIES C PREFERRED STOCK REPURCHASE

     On February 5, 2004, we announced that Explorer Holdings L.P., our then largest stockholder ("Explorer"), granted us the option to repurchase up to 700,000 of our Series C preferred stock (which were convertible into Omega common shares) held by Explorer at a negotiated purchase price of $145.92 per Series C preferred stock (or $9.12 per common share on an as converted basis). Explorer further agreed to convert any remaining Series C preferred stock into common stock.

SERIES D PREFERRED STOCK OFFERING

     On February 10, 2004, we announced the closing of the sale of 4,739,500 shares of 8.375% Series D preferred stock. The preferred stock was issued at $25 per share and trades on the NYSE under the symbol "OHI PrD."

SERIES C PREFERRED STOCK REDEMPTION AND CONVERSION

     We used approximately $102.1 million of the net proceeds from the Series D preferred stock offering to repurchase 700,000 shares of our Series C preferred stock from Explorer. In connection with the closing of the repurchase, Explorer converted its remaining 348,420 Series C preferred stock into approximately 5.6 million shares of Omega common stock. Following the repurchase and conversion, Explorer held approximately 18.1 million common shares.

     The combined repurchase and conversion of the Series C preferred stock reduced our preferred dividend requirements, increased our market capitalization and facilitated future financings by simplifying our capital structure. Under FASB-EITF Issue D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the repurchase of the Series C preferred stock resulted in a non-cash charge to net income available to common shareholders of approximately $38.7 million.

18.1 MILLION SECONDARY AND 2.7 MILLION PRIMARY OFFERING OF OMEGA COMMON STOCK

     On March 8, 2004, we announced the closing of the underwritten public offering of 18.1 million shares of Omega common stock at $9.85 per share owned by Explorer. As a result of the offering, Explorer no longer owns any Omega common stock. We did not receive any proceeds from the sale of the shares sold by Explorer.

     In connection with the 18.1 million common stock offering, we issued approximately 2.7 million additional shares of Omega common stock at a price of $9.85 per share, less underwriting discounts, to cover over-allotments in connection with the 18.1 million secondary offering. We received net proceeds of approximately $22.4 million from this offering.

$200 MILLION 7% SENIOR UNSECURED NOTES OFFERING AND $125 MILLION CREDIT FACILITY

     Effective March 22, 2004, we closed on a private offering of $200 million of 7% senior unsecured notes due 2014 and a $125 million revolving senior secured credit facility ("New Credit Facility") provided by Bank of America, N.A., Deutsche Bank AG, UBS Loan Finance, LLC and GE Healthcare Financial Services.

     We used proceeds from the Notes offering to replace our previous $225 million senior secured credit facility and $50 million acquisition credit facility, which have been terminated, with the remainder to be used for working capital and general corporate purposes. The New Credit Facility will be used for acquisitions and general corporate purposes. In connection with the termination of the $225 million senior secured credit facility and $50 million acquisition credit facility, we recorded a charge of approximately $12.6 million, of which $6.3 million consisted of non-cash charges relating to deferred financing costs of the previous credit facilities. The Notes are unsecured senior obligations of Omega, which have been guaranteed by all of our subsidiaries. The Notes were issued in a private placement contemplating resales in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Act"). The Notes have not been registered under the Act.

$200 MILLION INTEREST RATE CAP SALE

     In connection with our repayment and termination of the $225 million senior secured credit facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004 and included in the $19.1 million of interest expense associated with refinancing activities.

BANK CREDIT AGREEMENTS

     We have one $125 million revolving senior secured credit facility. At March 31, 2004, $10.0 million was outstanding under the New Credit Facility and $12.1 million was utilized for the issuance of letters of credit, leaving availability of $102.9 million. The $10.0 million of outstanding borrowings had an interest rate of 4.09% at March 31, 2004.

     We are required to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitation on additional indebtedness and limitations on dividend payout on our long-term borrowings. As of March 31, 2004, we were in compliance with all property level and corporate financial covenants.

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

     On March 29, 2004, our Board of Directors declared its regular quarterly dividends for all classes of preferred stock, payable May 17, 2004 to preferred stockholders of record on April 30, 2004. Series B and Series D preferred stockholders of record on April 30, 2004 will be paid dividends in the amount of $0.53906 and $0.47109, per preferred share, respectively, on May 17, 2004. The liquidation preference for each of our Series B and D preferred stock is $25.00. Regular quarterly preferred dividends represent dividends for the period February 1, 2004 through April 30, 2004 for the Series B preferred stock and February 10, 2004 through April 30, 2004 for the Series D preferred stock. Total dividend payments for both classes of preferred stock are approximately $3.3 million.

     Our Board of Directors also authorized the redemption of all shares outstanding of its Series A preferred stock (NYSE:OHI PrA; CUSIP: 681936209). We expect the shares to be redeemed on April 30, 2004 for $25.00 per share, plus $0.57813 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.57813 per share. Dividends on the shares of Series A preferred stock will cease to accrue from and after the redemption date, after which the Series A preferred stock will no longer be outstanding and holders of the Series A preferred stock will have only the right to receive the redemption price. The total dividend payment for the Series A preferred stock is approximately $1.3 million.

     A notice of redemption and related materials was mailed to holders of Series A preferred stock on March 29, 2004. EquiServe Trust Company ("EquiServe"), located at 66 Brooks Drive, Braintree, MA 02184, will act as our redemption agent. Requests for copies of the materials or questions relating to the notice of redemption and related materials should be directed to EquiServe at 800-251-4215 or to Bob Stephenson, our Chief Financial Officer, at 410-427-1700. On or before the redemption date, we will deposit with EquiServe the aggregate redemption price, to be held in trust for the benefit of the holders of the Series A preferred stock. Holders of the Series A preferred stock who hold shares through the Depository Trust Company will be redeemed in accordance with the Depository Trust Company's procedures.

     On April 20, 2004, our Board of Directors announced a common stock dividend of $0.18 per share, which is a $0.01 per share, or 5.9%, increase over the previous quarter's dividend. The common stock dividend will be paid May 17, 2004 to common stockholders of record on April 30, 2004. At the date of this release, we had approximately 46.3 million commons shares outstanding.

LIQUIDITY

     We believe our liquidity and various sources of available capital, including funds from operations, our existing availability under our New Credit Facility and expected proceeds from planned asset sales are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

     The market value of our long-term fixed rate borrowings and mortgages are subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at March 31, 2004 was $267.4 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $16.3 million.

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

     In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that was designated as a cash flow hedge. On March 31, 2004, we sold the $200.0 million interest rate cap, realizing net proceeds of approximately $3.5 million, resulting in a loss of approximately $6.5 million, which was recorded during the first quarter of 2004 and is included in the $19.1 million of interest expense associated with refinancing activities. An adjustment of $4.5 million to other comprehensive income was recorded as a result of this transaction.

ITEM 4 - CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities and Exchange Act of 1934, as amended. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of March 31, 2004. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     See Note 9 - Litigation to the Consolidated Financial Statements in PART I,
Item 1 hereto, which is hereby incorporated by reference in response to this item.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------
PERIOD              TOTAL NUMBER OF     AVERAGE PRICE    TOTAL NUMBER OF    MAXIMUM NUMBER OF
                    SHARES PURCHASED    PAID PER SHARE   SHARES PURCHASED   SHARES THAT MAY
                                                         AS PART OF         YET BE PURCHASED
                                                         PUBLICLY           UNDER THE PLANS OR
                                                         ANNOUNCED PLANS    PROGRAMS
                                                         OR PROGRAMS
------------------------------------------------------------------------------------------------
January 2004               -0-                N/A               N/A                 N/A
------------------------------------------------------------------------------------------------
February 2004       700,000 shares of    $145.92 (or            N/A                 N/A
                    Series C            $9.12 per
                    Convertible         common share
                    Preferred Stock     on an as
                    (11,200,000         converted
                    shares of common    basis)
                    stock on an as
                    converted basis)
                    (a)
------------------------------------------------------------------------------------------------
March 2004                 -0-                N/A               N/A                 N/A
------------------------------------------------------------------------------------------------
Total               700,000 shares of    $145.92 (or            N/A                 N/A
                    Series C            $9.12 per
                    Convertible         common share
                    Preferred Stock     on an as
                                        converted
                                        basis)
------------------------------------------------------------------------------------------------

(a) On February 5, 2004, we entered into a Repurchase and Conversion Agreement with Explorer Holdings, L.P ("Explorer"), pursuant to which Explorer granted us an option to repurchase up to 700,000 shares of Series C preferred stock at $145.92 per share (or $9.12 per share of common stock on an as converted basis). On February 10, 2004, we exercised our option and repurchased 700,000 shares of Series C preferred stock from Explorer pursuant to the repurchase option.

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

31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed or furnished during the quarter ended March 31, 2004:

o On January 27, 2004, Omega Healthcare Investors, Inc. furnished a Current Report on Form 8-K pursuant to Item 9 announcing its agreement in principle for lease restructuring with Sun Healthcare Group, Inc.

o On January 29, 2004, Omega Healthcare Investors, Inc. furnished a Current Report on Form 8-K pursuant to Item 12 announcing its results of operations and financial condition as of and for the quarter ended and year ended December 31, 2003.

o On February 5, 2004, Omega Healthcare Investors, Inc. filed a Current Report on Form 8-K pursuant to Item 5 announcing that it had revised its historical financial statements and containing its revised consolidated financial statements as of and for the periods ended December 31, 2002 and 2001.

o On February 5, 2004, Omega Healthcare Investors, Inc. filed a Current Report on Form 8-K pursuant to Item 5 announcing that it had entered into a Repurchase and Conversion Agreement with Explorer Holdings, L.P.

o On February 10, 2004, Omega Healthcare Investors, Inc. filed a Current Report on Form 8-K pursuant to Item 7 setting forth the material documents relating to its offering of Series D preferred stock.

o On February 23, 2004, Omega Healthcare Investors, Inc. filed a Current Report on Form 8-K pursuant to Item 5 announcing that it issued a press release announcing the proposed secondary offering by Explorer Holdings, L.P. of 18,118,246 shares of Omega common stock in an underwritten public offering, plans for a proposed private placement of approximately $200 million in principal amount of unsecured notes and a proposed refinancing of Omega's existing senior credit facility.

o On March 4, 2004, Omega Healthcare Investors, Inc. filed a Current Report on Form 8-K pursuant to Item 5 announcing that Explorer Holdings, L.P. has priced the public offering of its 18,118,246 shares of Omega common stock at $9.85 per share.

o On March 8, 2004, Omega Healthcare Investors, Inc. filed a Current Report on Form 8-K pursuant to Item 5 announcing that it had entered into firm commitments with Bank of America, N.A., Deutsche Bank AG and UBS Loan Finance, LLC to obtain a new $125 million revolving senior credit facility.

o On March 11, 2004, Omega Healthcare Investors, Inc. filed a Current Report on Form 8-K pursuant to Item 5 announcing the closing of the underwritten public offering of 18,116,246 shares of Omega common stock, the resignation of the Explorer director designees, the appointment of Bernard Korman as non-executive chairman of the Board of Directors, and the re-lease of five skilled nursing facilities and the sale of one closed facility.

o On March 26, 2004, Omega Healthcare Investors, Inc. filed a Current Report on Form 8-K pursuant to Item 5 announcing the sale of $200 million aggregate principal amount of 7% senior notes due 2014 in a private placement and that it entered into a new $125 million revolving senior secured credit facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OMEGA HEALTHCARE INVESTORS, INC.
                                   Registrant


Date:   May 4, 2004                 By:   /S/ C. TAYLOR PICKETT
                                          ---------------------
                                          C. Taylor Pickett
                                          Chief Executive Officer

Date:   May 4, 2004                 By:   /S/ ROBERT O. STEPHENSON
                                          ------------------------
                                          Robert O. Stephenson
                                          Chief Financial Officer