Form 10-Q
period 2004-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2004-11-02
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
or

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

Yes X                 No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X                 No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2004.

Common Stock, $.10 par value               46,787,174
(Class)                               (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2004

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	September 30, 2004 (unaudited) and December 31, 2003	2

	Consolidated Statements of Operations (unaudited)
	Three and nine months ended September 30, 2004 and 2003	3

	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2004 and 2003	4

	Notes to Consolidated Financial Statements
	September 30, 2004 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II	Other Information

Item 1.	Legal Proceedings	38

Item 6.	Exhibits	38

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30,	December 31,
	2004	2003
	(Unaudited)	(See note)
ASSETS
Real estate properties
Land and buildings at cost	$729,660	$692,454
Less accumulated depreciation	(149,885)	(134,477)
Real estate properties - net	579,775	557,977
Mortgage notes receivable - net	113,687	119,815
	693,462	677,792
Other investments - net	34,399	29,787
Total investments	727,861	707,579

Cash and cash equivalents	3,303	3,094
Accounts receivable - net	4,220	1,893
Interest rate cap	—	5,537
Other assets	10,961	8,562
Operating assets for owned properties	337	2,289
Total assets	$746,682	$728,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving lines of credit	$37,000	$177,074
Unsecured borrowings	300,000	100,000
Other long-term borrowings	3,170	3,520
Accrued expenses and other liabilities	21,993	8,194
Operating liabilities for owned properties	87	3,931
Total liabilities	362,250	292,719

Stockholders’ equity:
Preferred stock	168,488	212,342
Common stock and additional paid-in-capital	551,732	485,196
Cumulative net earnings	178,556	174,275
Cumulative dividends paid	(467,782)	(431,123)
Cumulative dividends - redemption	(41,054)	—
Unamortized restricted stock awards	(3,068)	—
Accumulated other comprehensive loss	(2,440)	(4,455)
Total stockholders’ equity	384,432	436,235
Total liabilities and stockholders’ equity	$746,682	$728,954

Note - The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Rental income	$18,572	$16,268	$53,864	$48,585
Mortgage interest income	3,224	3,465	9,926	11,346
Other investment income - net	609	660	1,798	2,406
Miscellaneous	202	242	623	810
Nursing home revenues of owned and operated assets	-	1,077	-	3,456
Total operating revenues	22,607	21,712	66,211	66,603
Expenses
Depreciation and amortization	5,394	5,261	16,002	15,745
General and administrative	1,644	1,646	4,558	4,897
Restricted stock expense	279	-	279	-
Legal	303	538	1,175	1,880
Nursing home expenses of owned and operated assets	-	1,036	-	4,545
Total operating expenses	7,620	8,481	22,014	27,067

Income before other income and expense	14,987	13,231	44,197	39,536
Other income (expense):
Interest and other investment income	7	37	103	180
Interest	(5,873)	(4,933)	(16,319)	(13,668)
Interest - amortization of deferred financing costs	(479)	(536)	(1,359)	(1,710)
Interest - refinancing costs	-	-	(19,106)	(2,586)
Owned and operated professional liability claims	-	-	(3,000)	-
Litigation settlements	-	-	-	2,187
Provision for impairment	-	(4,277)	-	(8,894)
Adjustment of derivative to fair value	-	-	256	-
Total other (expense) income	(6,345)	(9,709)	(39,425)	(24,491)

Income before gain on assets sold	8,642	3,522	4,772	15,045
Gain from assets sold - net	-	92	-	1,430
Income from continuing operations	8,642	3,614	4,772	16,475
Gain (loss) from discontinued operations	-	1,419	(491)	1,372
Net income	8,642	5,033	4,281	17,847
Preferred stock dividends	(3,559)	(5,029)	(12,248)	(15,087)
Preferred stock conversion and redemption charges	-	-	(41,054)	-
Net income (loss) available to common	$5,083	$4	$(49,021)	$2,760

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.11	$(0.04)	$(1.08)	$0.04
Net income (loss)	$0.11	$-	$(1.09)	$0.07
Diluted:
Income (loss) from continuing operations	$0.11	$(0.04)	$(1.08)	$0.04
Net income (loss)	$0.11	$-	$(1.09)	$0.07

Dividends declared and paid per common share	$0.18	$0.15	$0.53	$0.15

Weighted-average shares outstanding, basic	46,552	37,193	44,798	37,164
Weighted-average shares outstanding, diluted	47,134	37,193	44,798	37,848

Components of other comprehensive income:
Net income	$8,642	$5,033	$4,281	$17,847
Unrealized (loss) gain on investments and hedging contracts	(708)	1,218	2,015	(1,934)
Total comprehensive income	$7,934	$6,251	$6,296	$15,913

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$4,281	$17,847
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,002	15,745
Provisions for impairment	—	8,894
Refinancing costs	19,106	2,586
Amortization for deferred finance costs	1,258	1,701
Loss (gain) on assets sold - net	440	(2,778)
Amortization of derivatives	101	9
Restricted stock amortization expense	279	—
Adjustment of derivatives to fair value	(256)	—
Other	(38)	359
Net change in accounts receivable	(2,327)	167
Net change in other assets	306	(398)
Net change in operating assets and liabilities	(3,532)	(896)
Net cash provided by operating activities	35,620	43,236

Cash flows from investing activities
Acquisition of real estate	(34,114)	—
Proceeds from sale of stock	480	—
Proceeds from sale of real estate investments	135	3,549
Capital improvements and funding of other investments	(3,542)	(1,307)
Proceeds from other investments and assets held for sale - net	4,158	13,996
Investments in other investments - net	(3,165)	—
Collection of mortgage principal	6,128	3,214
Net cash (used in) provided by investing activities	(29,920)	19,452

Cash flows from financing activities
Proceeds from new credit facility borrowings	48,000	—
Payments of new credit facility borrowings	(11,000)	—
Proceeds from terminated credit facility borrowings	13,700	190,545
Payments of terminated credit facility borrowings	(190,774)	(177,000)
Terminated credit facility exit fee	(6,378)	—
Proceeds from (payments of) long-term borrowings	199,650	(22,517)
Proceeds from sale of interest rate cap	3,460	—
Receipts from Dividend Reinvestment Plan	123	3
Receipts from exercised options	1,633	82
Dividends paid	(32,019)	(54,859)
Redemption of preferred stock	(57,500)	—
Proceeds from preferred stock offering	13,646	—
Proceeds from common stock offering	22,368	—
Deferred financing costs paid	(10,400)	(7,203)
Net cash used in financing activities	(5,491)	(70,949)

Increase (decrease) in cash and cash equivalents	209	(8,261)
Cash and cash equivalents at beginning of period	3,094	14,340
Cash and cash equivalents at end of period	$3,303	$6,079
Interest paid during the period	$11,506	$14,846

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. ("Omega" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2003 financial statements for consistency with the presentation adopted for 2004. Such reclassifications have no effect on previously reported earnings or equity.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation Number ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R addresses consolidation by business enterprises of variable interest entities. As of September 30, 2004, we did not have any entities that met the definition of a variable interest entity under FIN 46R; therefore, the provisions of FIN 46R did not have an impact on our consolidated results of operations or financial position.

Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

We have one reportable segment consisting of investments in real estate. Our business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States. Our core portfolio consists of long-term lease and mortgage agreements. All of our leases are "triple-net" leases, which require the tenants to pay all property related expenses. Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Substantially all depreciation expenses reflected in the consolidated statement of operations relate to the ownership of our investment in real estate.

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

If we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding and do not immediately re-lease or sell the properties to new operators, the assets will be included on the balance sheet as "foreclosed real estate properties," and the value of such assets is reported at the lower of cost or estimated fair value.

The table below summarizes our number of properties and investment by category for the nine months ended September 30, 2004:

					Total
	Purchase /	Mortgages	Owned &	Closed	Healthcare
Facility Count	Leaseback	Receivable	Operated	Facilities	Facilities
Balance at December 31, 2003	153	51	1	6	211
Properties closed	-	-	-	-	-
Properties sold/mortgages paid	-	(5)	-	(3)	(8)
Transition leasehold interest	-	-	-	-	-
Properties acquired	5	-	-	-	5
Properties transferred to purchase/leaseback	1	-	(1)	-	-
Balance at September 30, 2004	159	46	-	3	208

Investment ($000’s)
Balance at December 31, 2003	$682,562	$119,815	5,295	$4,597	$812,269
Properties closed	-	-	-	-	-
Properties sold/mortgages paid	-	(4,470)	-	(818)	(5,288)
Transition leasehold interest	-	-	-	-	-
Properties acquired	34,600	-	-	-	34,600
Properties transferred to purchase/leaseback	5,295	-	(5,295)	-	-
Impairment on properties	-	-	-	-	-
Capex and other	3,424	(1,658)	-	-	1,766
Balance at September 30, 2004	$725,881	$113,687	-	$3,779	$843,347

Purchase/Leasebacks

Set forth below is a summary of the lease transactions which occurred in the first nine months of 2004.

Haven Healthcare

·	On April 1, 2004, we purchased three skilled nursing facilities ("SNFs"), representing 399 beds, for a total investment of $26.0 million. Two of these facilities are located in Vermont and the third is located in Connecticut. The facilities were combined into an existing Master Lease with Haven Healthcare ("Haven"). Rent under the Master Lease was increased by approximately $2.7 million for the first lease year commencing on April 1, 2004, with annual increases thereafter. The term of the Master Lease had been increased to ten years on January 1, 2004 and runs through December 31, 2013, followed by two ten-year renewal options. We received a security deposit equivalent to three months of incremental rent.

Senior Management

·	On May 1, 2004, we purchased two SNFs, representing 477 beds, for a total investment of $9.4 million. The purchase price includes funds for capital expenditures, additional bed licenses and transaction costs. Both facilities are located in Texas and were combined into an existing Master Lease with Senior Management. Rent under the Master Lease was increased by approximately $1.0 million for the first lease year commencing on May 1, 2004, with annual increases thereafter. The term of the Master Lease has been increased to ten years, and is followed by two ten-year renewal options. During the first lease year, Senior Management will fund a security deposit equivalent of approximately four months of incremental rent.

Sun Healthcare Group, Inc.

·	On March 1, 2004, we re-leased two SNFs formerly leased by Sun Healthcare Group, Inc. ("Sun") located in California and representing 117 beds, to a new operator under a Master Lease, which has a ten-year term. The commencement date of the first re-lease was March 1, 2004, with an initial annual lease rate of approximately $0.12 million. The second facility continues to be operated by Sun as a result of licensing issues. We are currently seeking alternative operators to re-lease or potentially purchase this facility.

·	On March 1, 2004, we entered into an agreement with Sun regarding 51 properties that are leased to various affiliates of Sun. Under the terms of a master lease agreement, Sun will continue to operate and occupy 23 long-term care facilities, five behavioral properties and two hospital properties through December 31, 2013. One property, located in Washington and formerly operated by a Sun affiliate, has already been closed and the lease relating to that property has been terminated. With respect to the remaining 20 facilities, 17 have already been transitioned to new operators and three are in the process of being transferred to new operators.

·	Effective January 1, 2004, we re-leased five SNFs to an existing operator under a new Master Lease, which has a five-year term and an initial annual lease rate of $0.75 million. These SNFs consist of four former Sun SNFs, three located in Illinois and one located in Indiana, representing an aggregate of 449 beds. The fifth SNF in the transaction, located in Illinois and representing 128 beds, was the last remaining owned and operated facility in our portfolio.

Claremont Healthcare Holdings, Inc.

·	Effective March 8, 2004, we re-leased three SNFs formerly leased by Claremont Health Care Holdings, Inc. located in Florida and representing 360 beds, to an existing operator at an initial annual lease rate of $2.5 million. These facilities were added to an existing Master Lease, the initial term of which has been extended ten years to February 2014. The aggregate annual lease rate under this Master Lease, inclusive of the $2.5 million, is $3.9 million.

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

No provisions for loss on mortgages or notes receivable were recorded during the three-and nine-months ended September 30, 2004 and 2003, respectively.

Acquisitions

There were no acquisitions completed for the three months ended September 30, 2004; however, the table below summarizes the two acquisitions completed during the three months ended June 30, 2004. The purchase price includes transaction costs.

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

	Pro Forma (in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$22,607	$22,637	$67,222	$69,377
Net income	$8,642	$5,373	$4,656	$18,868

Earnings per share - Basic	$0.11	$0.01	$(1.09)	$0.10
Earnings per share - Diluted	$0.11	$0.01	$(1.09)	$0.10

Closed Facilities

During the three months ended June 30, 2004, we sold one closed SNF located in Illinois for net proceeds of approximately $50 thousand, resulting in a loss of approximately $137 thousand. During the three months ended March 31, 2004, we sold two facilities, one located in Iowa and the other located in Florida, realizing proceeds of approximately $85 thousand, net of closing costs and other expenses, resulting in a net loss of approximately $351 thousand. In accordance with SFAS No. 144, the $137 thousand and the $351 thousand realized net losses are included in discontinued operations in our consolidated statements of operations for their respective time periods. (See Note 11 - Discontinued Operations).

At September 30, 2004, there were three closed properties that were not under contract for sale with a total net book value of approximately $1.8 million. At this time, we determined that no provisions for impairment are needed on the three remaining investments. We intend to sell the facilities as soon as practicable; however, there can be no assurance if, or when, these sales will be completed on terms that allow us to realize the carrying value of the assets. These properties are included in "Land and buildings at cost" in our consolidated balance sheet.

Other Non-Core Assets

·	In connection with refinancing our $225 million senior secured credit facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004 and is included in interest refinancing costs in our consolidated statement of operations.

·	Under our restructuring agreement with Sun, we received the right to convert deferred base rent owed to us, totaling approximately $7.8 million, into 800,000 shares of Sun’s common stock, subject to certain non-dilution provisions and the right of Sun to pay cash in an amount equal to the value of that stock in lieu of issuing stock to us.

On March 30, 2004, we notified Sun of our intention to exercise our right to convert the deferred base rent into fully paid and non-assessable shares of Sun’s common stock. On April 16, 2004, we received a stock certificate for 760,000 restricted shares of Sun’s common stock and cash in the amount of approximately $0.5 million in exchange for the remaining 40,000 shares of Sun’s common stock. On July 23, 2004, Sun registered these shares with the Securities and Exchange Commission ("SEC"). We are accounting for the remaining 760,000 shares as "available for sale" marketable securities with changes in market value recorded in other comprehensive income.

NOTE 3 - CONCENTRATION OF RISK

As of September 30, 2004, our portfolio of investments consisted of 208 healthcare facilities, located in 29 states and operated by 39 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled $843.3 million at September 30, 2004, with 97.2% of our real estate investments related to long-term care facilities. This portfolio is made up of 157 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 46 long-term healthcare facilities and three long-term healthcare facilities that were recovered from customers and are currently closed. At September 30, 2004, we also held other investments of approximately $34.4 million, including $21.7 million of notes receivable, net of allowance.

Approximately 38.7% of our real estate investments are operated by four public companies: Sun (18.6%), Advocat, Inc. ("Advocat") (12.3%), Mariner Health Care, Inc. (7.1%) and Emeritus Corporation (0.7%). The four largest private operators represent 6.5%, 5.8%, 4.4%, and 3.8%, respectively, of our investments. No other operator represents more than 2.9% of our investments. The three states in which we have our highest concentration of investments are Florida (15.1%), California (7.9%) and Ohio (6.9%).

For the three-month period ended September 30, 2004, our revenues from operations totaled $22.6 million, of which approximately $5.5 million was derived from Sun (24.1%) and $3.0 million from Advocat (13.1%). For the nine-month period ended September 30, 2004, our revenues from operations totaled $66.2 million, of which approximately $16.4 million was derived from Sun (24.7%) and $8.9 million from Advocat (13.4%).

NOTE 4 - DIVIDENDS

In order to qualify as a real estate investment trust ("REIT"), we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates, respectively. In addition, our $175 million revolving senior secured credit facility ("Credit Facility") has certain financial covenants which limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s funds from operations ("FFO") as defined in the loan agreement governing our Credit Facility (the "Loan Agreement"), unless a greater distribution is required to maintain REIT status. The Loan Agreement, in general, defines FFO as net income (or loss), plus depreciation and amortization and shall be adjusted for charges related to (i) restructuring our debt, (ii) redemption of preferred stock, (iii) litigation charges up to $5.0 million, (iv) non-cash charges for accounts and notes receivable up to $5.0 million, and (v) non-cash impairment charges.

On October 19, 2004, our Board of Directors announced a common stock dividend of $0.19 per share, an increase of $0.01 per common share. The common stock dividend will be paid November 15, 2004 to common stockholders of record on October 29, 2004. Also on October 19, 2004, our Board of Directors declared its regular quarterly dividends for all classes of preferred stock, payable November 15, 2004 to preferred stockholders of record on October 29, 2004. Holders of record of our 8.625% Series B cumulative preferred stock (the "Series B preferred stock") and 8.375% Series D cumulative redeemable preferred stock (the "Series D preferred stock") on October 29, 2004 will be paid dividends in the amount of approximately $0.53906 and $0.52344, per preferred share, respectively, on November 15, 2004. The liquidation preference for each of our Series B and D preferred stock is $25.00. Regular quarterly preferred dividends represent dividends for the period August 1, 2004 through October 31, 2004 for the Series B and Series D preferred stock.

On July 20, 2004, our Board of Directors announced a common stock dividend of $0.18 per share. The common stock dividend was paid August 16, 2004 to common stockholders of record on July 30, 2004. In addition, our Board of Directors also declared its regular quarterly dividends for all classes of preferred stock to preferred stockholders of record on July 30, 2004. These holders of the Series B preferred stock and the Series D preferred stock were paid dividends in the amount of $0.53906 and $0.52344, per preferred share, respectively, on August 16, 2004. Regular quarterly preferred dividends represented dividends for the period May 1, 2004 through July 31, 2004 for both the Series B preferred stock and the Series D preferred stock.

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

On April 30, 2004, we fully redeemed our 9.25% Series A preferred stock ("Series A preferred stock") (NYSE:OHI PrA; CUSIP: 681936209) for $25.00 per share, plus $0.57813 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.57813 per share. Dividends on the shares of Series A preferred stock ceased to accrue from and after the redemption date, after which the Series A preferred stock will no longer be outstanding and holders of the Series A preferred stock will have only the right to receive the redemption price.

NOTE 5 - TAXES

For the three and nine months ended September 30, 2004, no provision for income tax was recorded due to our intention to distribute to our stockholders at least 100% of our estimated 2004 taxable income and to continue to qualify as a REIT. We are permitted to own up to 100% of a "taxable REIT subsidiary" or a "TRS." Currently we have two taxable REIT subsidiaries that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These taxable subsidiaries had net operating loss carry-forwards as of September 30, 2004 of $14.6 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 6 - STOCK-BASED COMPENSATION

Stock Option

We account for stock options using the intrinsic value method as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan (the "2000 Plan"), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers and employees and consultants are eligible to participate in the 2000 Plan. At September 30, 2004, there were outstanding options for 848,530 shares of common stock granted to 17 eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of September 30, 2004, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the "2004 Plan"), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 share of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of September 30, 2004, a total of 319,995 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)		(in thousand, except per share amounts)
Net income (loss) available to common stockholders	$5,083	$4	$(49,021)	$2,760
Add: Stock-based compensation expense included in net income(loss) available to common stockholders	279	—	279	—
	5,362	4	(48,742)	2,760
Less: Stock-based compensation expense determined under the fair value based method for all awards	282	26	294	66
Pro forma net income (loss) available to common stockholders	$5,080	$(22)	$(49,036)	$2,694
Earnings per share:
Basic, as reported	$0.11	$—	$(1.09)	$0.07
Basic, pro forma	$0.11	$—	$(1.09)	$0.07
Diluted, as reported	$0.11	$—	$(1.09)	$0.07
Diluted, pro forma	$0.11	$—	$(1.09)	$0.07

At September 30, 2004, under the 2000 Plan, there were options for 248,848 shares of common stock currently exercisable with a weighted-average exercise price of $5.34, with exercise prices ranging from $2.32 to $37.20. There are 559,960 shares available for future grants as of September 30, 2004. A breakdown of the options outstanding as of September 30, 2004 by price range is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.32 -$3.00	491,593	$2.66	6.87	107,687	$2.71
$3.01 -$3.81	295,435	$3.22	7.15	92,996	$3.27
$6.02 -$9.33	42,501	$6.97	7.57	29,164	$6.84
$20.25 -$37.20	19,001	$28.03	2.73	19,001	$28.03

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

Restricted Stock

As of September 10, 2004, we entered into restricted stock agreements with four executive officers under the 2004 Plan. A total of 317,500 shares of restricted stock were granted which equated to approximately $3.3 million of deferred compensation. The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the Restricted stock Agreements). As a result of the grant, we recorded a $0.3 million non-cash compensation expense for the three- and nine- month periods ended September 30, 2004. On August 17, 2004, we issued 499 shares of restricted common stock to each non-employee director under the 2004 Plan for a total of 2,495 shares. These shares represent a quarterly payment of the portion of the directors’annual retainer that is payable in shares of our common stock.

Performance Restricted Stock Units

As of September 10, 2004, we entered into performance restricted stock unit agreements with our four executive officers under the 2004 Plan. A total of 317,500 restricted stock units were issued under the 2004 Plan and will fully vest into shares of common stock when our company attains $0.30 per share of adjusted funds from operations (as defined in the Restricted Stock Unit Agreements) for two (2) consecutive quarters, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the Restricted Stock Unit Agreements). The issuance of restricted stock units had no impact on our calculation of diluted earnings per common share at this time; however, the expense related to the restricted stock units will be recognized when it becomes probable that the vesting requirements will be met.

NOTE 7 - FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

On April 30, 2004, we exercised our right to increase the revolving commitments under our Credit Facility by an additional $50 million to $175 million. All other terms of the Credit Facility, which closed on March 22, 2004, remain the same. Bank of America, N.A. serves as Administrative Agent for the Credit Facility.

At September 30, 2004, $37.0 million was outstanding under the Credit Facility and $4.3 million was utilized for the issuance of letters of credit, leaving availability of $133.7 million. The $37.0 million of outstanding borrowings had a blended interest rate of 4.82% at September 30, 2004.

We are required to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts on our long-term borrowings. As of September 30, 2004, we were in compliance with all property level and corporate financial covenants.

Series A Preferred Redemption

On April 30, 2004, we redeemed all outstanding 2.3 million shares of our Series A preferred stock at a price of $25.57813 per share, comprised of the $25 per share liquidation value and accrued dividend. Under FASB-EITF Issue D-42, ‘‘The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the repurchase of the Series A preferred stock resulted in a non-cash charge to net income available to common stockholders of approximately $2.3 million. On July 9, 2004, we filed articles supplementary with the Maryland Department of Assessments and Taxation to reclassify the redeemed shares of Series A preferred stock as authorized but un-issued preferred stock, without designation as to class.

Series C Preferred Stock Repurchase

On February 5, 2004, we announced that Explorer Holdings L.P. ("Explorer"), our then largest stockholder, granted us the option to repurchase up to 700,000 shares of our Series C cumulative preferred stock ("Series C preferred stock"), which were convertible into Omega common shares held by Explorer at a negotiated purchase price of $145.92 per share of Series C preferred stock (or $9.12 per common share on an as converted basis). Explorer further agreed to convert any remaining Series C preferred stock into common stock.

Series D Preferred Stock Offering

On February 10, 2004, we announced the closing of the sale of 4,739,500 shares of Series D preferred stock. The preferred stock was issued at $25 per share and listed on the New York Stock Exchange ("NYSE") under the symbol "OHI PrD."

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

The combined repurchase and conversion of the Series C preferred stock reduced our preferred dividend requirements, increased our market capitalization and facilitated future financings by simplifying our capital structure. Under FASB-EITF Issue D-42, ‘‘The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the redemption and conversion of the Series C preferred stock resulted in a non-cash charge to net income available to common stockholders of approximately $38.7 million.

18.1 Million Secondary and 2.7 Million Primary Offering of Our Common Stock

On March 8, 2004, we announced the closing of an underwritten public offering of 18.1 million shares of our common stock at a price of $9.85 per share owned by Explorer (the "Secondary Offering"). As a result of the Secondary Offering, Explorer no longer owns any shares of our common stock. We did not receive any proceeds from the sale of the shares sold by Explorer.

In connection with the Secondary Offering, we issued approximately 2.7 million additional shares of our common stock at a price of $9.85 per share, less underwriting discounts (the "Over-allotment Offering"), to cover over-allotments relating to the Secondary Offering. We received net proceeds of approximately $22.4 million from the Over-allotment Offering.

$200 Million 7% Senior Unsecured Notes Offering and $125 Million Credit Facility

Effective March 22, 2004, we closed a private offering of $200 million aggregate principal amount of 7% senior unsecured notes due 2014 (the "Initial Notes") and the Credit Facility provided by Bank of America, N.A., Deutsche Bank AG, UBS Loan Finance, LLC and GE Healthcare Financial Services. We used proceeds from the offering of the Initial Notes to replace and terminate our previous $225 million senior secured credit facility and $50 million acquisition credit facility (the "Prior Credit Facility"). The Credit Facility will be used for acquisitions and general corporate purposes. In connection with the termination of the Prior Credit Facility, we recorded a charge of approximately $12.6 million, of which $6.3 million consisted of non-cash charges relating to deferred financing costs of the previous credit facilities.

On June 21, 2004, we filed a registration statement on Form S-4, which was amended on July 26, 2003 and August 25, 2004, under the Securities Act of 1933, as amended (the "Securities Act"), with the SEC offering to exchange (the "Exchange Offer") up to $200 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the "Exchange Notes"), for all of our outstanding unregistered Initial Notes. In September 2004, upon the expiration of the Exchange Offer, $200 million aggregate principal amount of Exchange Notes were exchanged for the unregistered Initial Notes. As a result of the Exchange Offer, no Initial Notes remain outstanding. The terms of the Exchange Notes are identical to the terms of the Initial Notes, except that the Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Exchange Notes represent our unsecured senior obligations and have been guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries.

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

As a result of the Series D preferred stock offering, the application of the proceeds received from the offering to fund the exercise of our repurchase option, and the conversion of the remaining Series C preferred stock into shares of our common stock:

·	No shares of Series C preferred stock were outstanding on July 9, 2004;
·	4,739,500 shares of our Series D preferred stock, with an aggregate liquidation preference of $118,487,500, have been issued; and
·	Explorer held 18,118,246 shares of our common stock, representing approximately 41.5% of our outstanding common stock.

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

NOTE 10 - DERIVATIVES

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

NOTE 11 - DISCONTINUED OPERATIONS

The implementation of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002, requires the presentation of the net operating results of facilities sold during 2004 as income from discontinued operations for all periods presented. We incurred a net loss from discontinued operations of $0 and $491 thousand for the three-and nine-month periods ended September 30, 2004, respectively, in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of facilities sold during the three and nine months ended September 30, 2004 and 2003, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues
Rental income	$—	$255	$—	$766
Owned & operated revenue	—	—	—	205
Subtotal Revenues	—	255	—	971
Expenses
Owned & operated expenses	—	61	—	574
Depreciation and amortization	—	124	2	374
Subtotal expenses	—	185	2	948

Income (loss) income before gain (loss) on sale of assets	—	70	(2)	23
Gain (loss) on assets sold - net	—	1,349	(489)	1,349
Gain (loss) from discontinued operations	$—	$1,419	$(491)	$1,372

NOTE 12 - EARNINGS PER SHARE

The computation of basic earnings per common share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common stock outstanding during the relevant period. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options, restricted stock and the conversion of our Series C preferred stock in 2003.

For the three-month period ended September 30, 2004, there was a dilutive effect of $0.001 per share from stock options. For the nine-month period ended September 30, 2004, there was no dilutive effect from stock options. For the three- month period ended September 30, 2003, there was no dilutive effect from stock options. For the nine-month period ended September 30, 2003, stock options had a dilutive effect of $0.001 per share.

NOTE 13 - SUBSEQUENT EVENTS

Re-leasing Activity

On October 1, 2004, we re-leased one assisted living facility ("ALF") formerly leased to Alterra Healthcare located in Ohio and representing 36 beds, to a new operator under a single facility lease. This lease has a three-year term and an annual rent of $240 thousand.

New Investments

Effective October 12, 2004, we entered into a binding Put Agreement ("Put") whereby we agreed to buy the stock and/or assets of 13 skilled nursing facilities in the State of Ohio for the purchase price of approximately $79 million. The holder of the Put, American Health Care Centers, Inc. ("American") and its affiliated companies paid $1,000 and agreed to eliminate the right to prepay their current mortgage with Omega in the event the option is not exercised. American has 90 days from October 12, 2004 in which to exercise its option to sell the properties to us, and if the option is exercised, then the transaction will close within ten days. In 1997, Omega paid a portion of the purchase price, equal to approximately $7 million, to obtain a separate option which extends through 2007 to acquire the properties and will now be applied to the purchase price in the event the Put is exercised by American. The 13 properties are currently subject to a master lease with Essex Healthcare Corporation.

We currently have a $14 million mortgage loan to American and its affiliates, encumbering 6 of the 13 properties. The $14 million mortgage loan will be deducted from the purchase price at closing, making our net investment of new capital approximately $58 million, after applying the $7 million purchase option and the $14 million mortgage loan.

Capital Raising Activity

On October 29, 2004, we announced the pricing of a privately placed offering of an additional $60 million aggregate principal amount of 7% senior notes due 2014 at an issue price of 102.25% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 6.67%), resulting in gross proceeds to us of $61.35 million. The terms of the notes offered will be substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014. The notes will be offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and to non-U.S. persons outside the United States under Regulation S under the Securities Act. We intend to use the net proceeds of the offering for general corporate purposes, including acquisitions.

The notes to be issued in this offering have not been registered under the Securities Act of 1933, as amended, or any applicable state laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer of any securities for sale. We have agreed to file a registration statement with the SEC, pursuant to which we would exchange the privately placed notes for notes which are registered. After the exchange, these notes will be identical to, and will trade as a single series with, the existing 7% senior notes due 2014.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statement within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as "may," "will," "anticipates," "expects," "believes," "intends," "should" or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(ii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iii)	our ability to sell closed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(iv)	our ability to negotiate appropriate modifications to the terms of our credit facilities;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital;
(vii)	competition in the financing of healthcare facilities;
(viii)	regulatory and other changes in the healthcare sector;
(ix)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(x)	changes in interest rates;
(xi)	the amount and yield of any additional investments;
(xii)	changes in tax laws and regulations affecting real estate investment trusts; and
(xiii)	changes in the ratings of our debt and preferred securities.

Overview

As of September 30, 2004, our portfolio of investments consisted of 208 healthcare facilities, located in 29 states and operated by 39 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled $843.3 million at September 30, 2004, with 97.2% of our real estate investments related to long-term care facilities. This portfolio is made up of 157 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 46 long-term healthcare facilities and three long-term healthcare facilities that were recovered from customers and are currently closed. At September 30, 2004, we also held other investments of approximately $34.4 million, including $21.7 million of notes receivable, net of allowance.

Medicare Reimbursement

Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as any facilities owned and operated for our own account; derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations, and subject to frequent and substantial change. The Balanced Budget Act of 1997 (the "Balanced Budget Act") significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities ("SNFs") shifted from payments based on reasonable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, SNFs are paid on a per diem prospective case-mix adjusted basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue such facility derives from Medicare patients.

Legislation adopted in 1999 and 2000 increased Medicare payments to nursing facilities and specialty care facilities on an interim basis. Section 101 of the Balanced Budget Refinement Act of 1999 (the "Balanced Budget Refinement Act") included a 20% increase for 15 patient acuity categories (known as Resource Utilization Groups ("RUGs")) and a 4% across the board increase of the adjusted federal per diem payment rate for all RUGs. The 20% increase was implemented in April 2000 and will remain in effect until the implementation of refinements in the current RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The 4% increase was implemented in April 2000 and expired October 1, 2002.

The Benefits Improvement and Protection Act of 2000 (the "Benefits Improvement and Protection Act") included a 16.7% increase in the nursing component of the case-mix adjusted federal periodic payment rate, which was implemented in April 2000 and expired October 1, 2002. The Benefits Improvement and Protection Act also modified the 20% increase granted in the Balanced Budget Refinement Act, reducing the 20% increase for three of the 15 RUGs to a 6.7% increase and instituting a new 6.7% increase for 11 other RUGs. These modifications were implemented in April 2001 and will remain in effect until the Centers for Medicare and Medicaid Services ("CMS") refines the current RUG case-mix classification system.

The October 1, 2002 expiration of the 4% and 16.7% increases under these statutes has had an adverse impact on the revenues of the operators of nursing facilities and has negatively impacted some operators’ ability to satisfy their monthly lease or debt payments to us. Medicare reimbursement could be further reduced when CMS completes its refinement of the RUG classification system, thereby eliminating the temporary 20% and 6.7% increases also established under these statutes.

On August 4, 2003, CMS published the payment rates for SNFs for federal fiscal year 2004 (effective October 1, 2003 through September 30, 2004), which included a 3.0% increase in Medicare payments for federal fiscal year 2004. In addition, CMS announced that the 20% and 6.7% temporary add-ons for certain payment categories would remain in effect for federal fiscal year 2004. CMS also confirmed in the August 4, 2003 announcement its intention to incorporate a forecast error adjustment to take into account previous years’ update errors. As a result, CMS increased the national payment rates by an additional 3.26% above the 3.0% increase for federal fiscal year 2004.

CMS published the payment rates for SNFs for federal fiscal year 2005 (October 1, 2004-September 30, 2005) on July 30, 2004. CMS announced that the national payment rates would be increased by 2.8% over the previous year’s rates. Additionally, CMS stated it would maintain the 20% and 6.7% temporary add-ons for the designated payment categories for federal fiscal year 2005.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004. This temporary payment increase, which will remain in place until CMS implements revisions to the RUG case-mix classification system, arises from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Modernization Act").

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

Due to the temporary nature of the 20% and 6.7% Medicare payment increases established under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act as well as the increase in the per diem amounts for SNF residents who have AIDS under the Medicare Modernization Act, we cannot be assured that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot be assured that there will be any future legislation to increase payment rates for SNFs. If payment rates for SNFs are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

Medicaid and Other Third-Party Reimbursement

Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of its citizens. Rising Medicaid costs and decreasing state revenues caused by recent economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of our properties. In 2003 and 2004, many states announced actual or potential budget shortfalls, and many budget forecasts for 2005 could be similar. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing "freezes" or cuts in Medicaid reimbursement rates, including rates paid to SNF providers, or reductions in Medicaid enrollee benefits, including long-term care benefits. We cannot predict the extent to which Medicaid rate freezes or cuts or benefit reductions will ultimately be adopted, the number of states that will adopt them or the impact of such adoption on our operators. However, extensive Medicaid rate cuts or freezes or benefit reductions could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make lease or mortgage payments to us.

On May 28, 2003, the federal Jobs and Growth Tax Relief Reconciliation Act (the "Tax Relief Act") was signed into law, which included an increase in Medicaid federal funding for five fiscal quarters (April 1, 2003 through June 30, 2004). In addition, the Tax Relief Act provided state fiscal relief for federal fiscal years 2003 and 2004 to assist states with funding shortfalls, and these temporary federal funding provisions are considered to have partially mitigated state Medicaid funding reductions through federal fiscal year 2004. However, the temporary Medicaid funding provided under the Tax Relief Act expired on June 30, 2004, and although federal legislation has been introduced in Congress to reinstitute the funding, it is unknown whether such legislation will be enacted, what level of funding would be provided if the legislation was enacted, or how great an effect this funding could have on mitigating Medicaid funding reductions.

In the proposed budget for fiscal year 2005, which was released in February 2004, CMS indicated it intended to ask Congress to pass legislation that would restrict states’ ability to use intergovernmental transfers ("IGTs") to access federal Medicaid funding for public providers. Although this legislation has not been introduced in Congress to date, if passed, such legislation likely would reduce some state Medicaid budgets, which could result in lower reimbursement levels for providers. However, it is not known whether legislation to accomplish this purpose will be introduced or enacted by Congress, or what effect, if any, it would have on reimbursement rates. Nonetheless, CMS announced in October 2004 that it had hired 100 auditors to review state Medicaid budget proposals, including IGTs, as they are developed at the state level, and such action also could limit states’ access to federal Medicaid funding.

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

Fraud and Abuse

There are various extremely complex and largely un-interpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers.  Penalties for health care fraud have been increased and expanded over recent years, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs, and the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, continues to focus on the activities of skilled nursing facilities in certain states in which we have properties. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called "whistleblower’’ suits have become more frequent. The violation of any of these regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

Legislative and Regulatory Developments

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

Potential Risks from Bankruptcies

Our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease ("Master Lease") covering all of that operator’s facilities. Although each lease or Master Lease provides that we may terminate the Master Lease upon the bankruptcy or insolvency of the tenant, the Bankruptcy Reform Act of 1978, as amended ("Bankruptcy Act"), provides that a trustee in a bankruptcy or reorganization proceeding under the Bankruptcy Act, or a debtor-in-possession in a reorganization, has the power and the option to assume or reject the unexpired lease obligations of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, all the rental obligations generally would be entitled to a priority over other unsecured claims. However, the court also has the power to modify a lease if a debtor-lessee, in a reorganization, were required to perform certain provisions of a lease that the court determined to be unduly burdensome. It is not possible to determine at this time whether or not any of our leases or Master Leases contains any such provision. If a lease is rejected, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years.

Generally, with respect to our mortgage loans, the imposition of an automatic stay under the Bankruptcy Act precludes us from exercising foreclosure or other remedies against the debtor. Pre-petition creditors generally do not have rights to the cash flows from the properties underlying the mortgages. The timing of the collection from mortgagors in bankruptcy depends on negotiating an acceptable settlement with the mortgagor (and subject to approval of the bankruptcy court) or the order of the bankruptcy court in the event a negotiated settlement cannot be achieved. A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption or rejection because it is not an executory contract or a lease. Second, the mortgagee's loan may be divided into (1) a secured loan for the portion of the mortgage debt that does not exceed the value of the property and (2) a general unsecured loan for the portion of the mortgage debt that exceeds the value of the property. A secured creditor such as our company is entitled to the recovery of interest and costs only if, and to the extent that, the value of the collateral does not exceed the amount owed. If the value of the collateral exceeds the amount of the debt, interest and allowed costs may not be paid during the bankruptcy proceeding, but accrue until confirmation of a plan of reorganization or such other time as the court orders. If the value of the collateral held by a senior creditor is less than the secured debt, interest on the loan for the time period between the filing of the case and confirmation may be disallowed. Finally, while a lease generally would either be rejected or assumed with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and the timing of principal payments, may be modified if the debtor is able to effect a "cram down" under the Bankruptcy Act.

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, some significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. In order to protect our investments, we may take possession of a property or even become licensed as an operator, which might expose us to successor liability under government programs or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses. Third-party payors may also suspend payments to us following foreclosure until we receive the required licenses to operate the facilities. Should such events occur, our income and cash flow from operations would be adversely affected.

Concentration of Risk

For the three-month period ended September 30, 2004, our operating revenues totaled $22.6 million, of which approximately $5.5 million derived from Sun Healthcare Group, Inc. ("Sun") (24.1%) and $3.0 million from Advocat Inc. ("Advocat") (13.1%). For the nine-month period ended September 30, 2004, our operating revenues totaled $66.2 million, of which $16.4 million derived from Sun (24.7%) and $8.9 million from Advocat (13.4%). Approximately 38.7% of our real estate investments are operated by four public companies: Sun (18.6%), Advocat (12.3%), Mariner Health Care, Inc. (7.1%) and Emeritus Corporation (0.7%). The four largest private operators represent 6.5%, 5.8%, 4.4%, and 3.8%, respectively, of our investments. No other operator represents more than 2.9% of our investments. The three states in which we have our highest concentration of investments are Florida (15.1%), California (7.9%) and Ohio (6.9%).

Healthcare Investment Risks

The possibility that the healthcare facilities will not generate income sufficient to meet operating expenses or will yield returns lower than those available through investments in comparable real estate or other investments are additional risks of investing in healthcare-related real estate. Income from properties and yields from investments in such properties may be affected by many factors, including changes in governmental regulation (such as zoning laws), general or local economic conditions (such as fluctuations in interest rates and employment conditions), local supply and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as earthquakes and floods) or other factors.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and a summary of our significant accounting policies is included in Note 2 to our 2003 Form 10-K. Note 1 to the accompanying consolidated financial statements includes a summary of recent accounting pronouncements and their actual or expected impact on our consolidated financial statements. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

We have identified four significant accounting policies which we believe are critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, we believe the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. Our actual results may differ from these estimates. The four critical accounting policies are described below.

Revenue Recognition

With the exception of one Master Lease, rental income and mortgage interest income are recognized as earned over the terms of the related Master Leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index ("CPI")) as defined in the Master Leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection. The amount of the reserve is estimated based on what management believes will be collected. When collection is uncertain, lease revenues are recorded as received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

The one Master Lease not recognized as earned over the term of the lease is recognized on a straight-line basis. We recognize the minimum base rental revenue under this Master Lease on a straight-line basis over the term of the related lease. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date.

Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold. To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Depreciation and Asset Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements. Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are less than the carrying values of the assets. If the sum of the expected future undiscounted cash flow, including sales proceeds, is less than carrying value, then an adjustment is made to the net carrying value of the leased properties and other long-lived assets to the present value of expected future undiscounted cash flows. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or view of market and economic conditions could result in recognition of additional impairment losses, which, under applicable accounting guidance, could be substantial.

If events or circumstances indicate that the fair value of an investment has declined below its carrying value and we consider the decline to be "other than temporary," the investment is written down to fair value and an impairment loss is recognized.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, then the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

Discontinued Operations

We adopted SFAS No. 144 effective January 1, 2002, which requires, among other things, that the operating results of specified real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be reflected as discontinued operations in the consolidated statements of operations for all periods presented. We held no assets that qualified as held for disposition, as defined by SFAS No. 144, as of September 30, 2004 and December 31, 2003.

Results of Operations

The following discussion relates to our consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our consolidated financial statements and accompanying notes.

Three Months Ended September 30, 2004 and 2003

Operating Revenues

Our operating revenues for the three months ended September 30, 2004 totaled $22.6 million, an increase of $0.9 million, over the same period in 2003. When excluding nursing home revenues of owned and operated assets, revenues increased by $2.0 million. The $2.0 million increase was primarily a result of new investments made in April 2004, re-leasing and restructuring activities completed throughout 2003 and during the first quarter of 2004, as well as scheduled contractual increases in rents.

Detail changes in operating revenues during the three months ended September 30, 2004 are as follows:

·	Rental income for the three months ended September 30, 2004 was $18.6 million, an increase of $2.3 million over the same period in 2003. The increase was due to new leases entered into in April of 2004, restructurings and re-leasing activities and scheduled contractual increases in rents.
·	Mortgage interest income for the three months ended September 30, 2004 totaled $3.2 million, a decrease of $0.2 million over the same period in 2003. The decrease was primarily the result of normal amortization and a loan payoff which occurred in the second quarter of 2004.
·	Other investment income for the three months ended September 30, 2004 totaled $0.6 million, a decrease of $51 thousand over the same period in 2003.

Operating Expenses

Operating expenses for the three months ended September 30, 2004 totaled $7.6 million, a decrease of approximately $0.9 million over the same period in 2003. When excluding nursing home expenses of owned and operated assets, an increase in expenses of $0.2 million was primarily due to restricted stock amortization expense recorded in September 2004, partially offset by reductions in general and administrative and legal costs.
Detail changes in our operating expenses during the three months ended September 30, 2004 are as follows:

·	Our restricted stock expense for the three months ended September 30, 2004 was $0.3 million, compared to $0 for the same period in 2003. The increase is due to the expense associated with restricted stock awards issued during this period.
·	Our legal expenses for the three months ended September 30, 2004 were $0.3 million, compared to $0.5 million for the same period in 2003. The decrease is largely attributable to a reduction of legal costs associated with our owned and operated facilities due to the re-leasing efforts, sales and/or closures of 32 owned and operated assets since December 31, 2001.

Other Income (Expense)

·	Our interest expense, including amortization of deferred costs, for the three months ended September 30, 2004 was $6.4 million, compared to $5.5 million for the same period in 2003. The increase of $0.9 million was primarily due to higher debt on our balance sheet versus the same period in 2003.

Other

·	During the three months ended September 30, 2004, no closed facilities were sold. During the three months ended September 30, 2003, we sold four closed facilities in four separate transactions. We realized proceeds of approximately $3.7 million, net of closing costs and other expenses, resulting in a gain of approximately $1.4 million.

Nine Months Ended September 30, 2004 and 2003

Operating Revenues

Our operating revenues for the nine months ended September 30, 2004 totaled $66.2 million, a decrease of $0.4 million from the same period in 2003. When excluding nursing home revenues of owned and operated assets, revenues increased $3.1 million. The $3.1 million increase was primarily a result of new investments made in April 2004, re-leasing and restructuring activities completed throughout 2003 and during the first quarter of 2004, as well as scheduled contractual increases in rents.

Detail changes in operating revenues during the nine months ended September 30, 2004 are as follows:

·	Rental income for the nine months ended September 30, 2004 was $53.9 million, an increase of $5.3 million over the same period in 2003. The increase was due to new leases entered into in April of 2004, restructurings and re-leasing activities and scheduled contractual increases in rents.
·	Mortgage interest income for the nine months ended September 30, 2004 totaled $9.9 million, a decrease of $1.4 million over the same period in 2003. The decrease is primarily the result of the restructuring of two mortgages during 2003, the payoff of a mortgage in April 2004 and normal amortization.
·	Other investment income for the nine months ended September 30, 2004 totaled $1.8 million, a decreased of $0.6 million over the same period in 2003. The primary reason for the decrease was due to the impact of the sale of our investment in a Baltimore, Maryland asset, leased by the United States Postal Service in 2003.

Operating Expenses

Operating expenses for the nine months ended September 30, 2004 totaled $22.0 million, a decrease of approximately $5.1 million over the same period in 2003. When excluding nursing home expenses of owned and operated assets, expenses decreased $0.5 million, primarily due to reductions in general and administrative and legal costs, offset by restricted stock amortization expense incurred in September 2004.
Detailed changes in our operating expenses during the nine months ended September 30, 2004 are as follows:

·	Our general and administrative expense for the nine months ended September 30, 2004 was $4.6 million, compared to $4.9 million for the same period in 2003. The decrease was due to lower consulting costs, primarily related to the owned and operated facilities and cost reductions due to reduced travel and other employee-related expenses.
·	Our legal expenses for the nine months ended September 30, 2004 were $1.2 million, compared to $1.9 million for the same period in 2003. The decrease is largely attributable to a reduction of legal costs associated with our owned and operated facilities due to the releasing efforts, sales and/or closures of 32 owned and operated assets since December 31, 2001.
·	Our restricted stock expense for the nine months ended September 30, 2004 was $0.3 million, compared to $0 for the same period in 2003. The increase is due to the expense associated with restricted stock awards issued during the three months ended September 30, 2004.
·	As of September 30, 2004, we no longer owned any facilities that were previously recovered from customers. As a result, our nursing home expenses, for owned and operated assets decreased to $0 from $4.5 million in 2003.
Other Income (Expense)

·	Our interest expense, including amortization of deferred costs, for the nine months ended September 30, 2004 was $17.7 million, compared to $15.4 million for the same period in 2003. The increase of $2.3 million was primarily due to higher debt on our balance sheet versus the same period in 2003.
·	For the nine months ended September 30, 2004, we recorded $19.1 million of refinancing-related charges associated with refinancing our capital structure. The $19.1 million consists of a $6.4 million exit fee paid to our old bank syndication and a $6.3 million non-cash deferred financing cost write-off associated with the termination of our $225 million credit facility and our $50 million acquisition facility. In addition, the sale of a $200 million interest rate cap supporting our $225 million credit facility resulted in a loss of approximately $6.5 million, which was also included in the $19.1 million interest costs.
·	For the nine months ended September 30, 2003, we recorded a $2.6 million one-time, non-cash charge associated with the termination of two credit facilities syndicated by Fleet and Provident Bank during 2003.
·	For the nine months ended September 30, 2004 we recorded a $3.0 million charge associated with professional liability claims made against our former owned and operated facilities.
·	For the nine months ended September 30, 2003, we recorded a legal settlement receipt of $2.2 million. In 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain Uniform Commercial Code financing statements on our behalf.

Other
·	In March 2004, we sold our $200 million interest rate cap, realizing net proceeds of approximately $3.5 million, resulting in an accounting loss of approximately $6.5 million.
·	During the nine months ended September 30, 2004, we sold three facilities, one located in Iowa, one in Florida, and one in Illinois, realizing proceeds of approximately $0.1 million, net of closing costs and other expenses, resulting in a net loss of approximately $0.5 million.
·	During the nine months ended September 30, 2003, we sold four closed facilities in four separate transactions. We realized proceeds of approximately $3.7 million, net of closing costs and other expenses, resulting in a gain of approximately $1.4 million.

Loss from Discontinued Operations

Discontinued operations relate to properties we disposed of in 2004 and are accounted for as discontinued operations under SFAS No. 144. The sale of three closed facilities resulted in a net loss of approximately $491 thousand for the nine months ended September 30, 2004. In accordance with SFAS No. 144, the $491 thousand realized net loss is reflected in our consolidated statements of operations as discontinued operations.

Funds From Operations

Our funds from operations available to common stockholders ("FFO"), for the three- and nine-months ended September 30, 2004, were $10.5 million and a deficit of $32.5 million, respectively, compared to $6.6 million and $24.0 million, respectively, for the same period in 2003.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts ("NAREIT"), and, consequently, FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization. FFO available to common stockholders is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C cumulative preferred stock (the "Series C preferred stock"). We believe that FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue. FFO herein is not necessarily comparable to FFO of other real estate investment trusts, or REITs, that do not use the same definition or implementation guidelines or interpret the standards differently from us.

We use FFO as one of several criteria to measure operating performance of our business. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investor and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Net income (loss) available to common	$5,083	$4	$(49,021)	$2,760
Add back (gain) loss from real estate dispositions	—	(1,440)	488	(2,778)
Sub-total	5,083	(1,436)	(48,533)	(18)
Elimination of non-cash items included in net income (loss):
Depreciation and amortization	5,394	5,386	16,005	16,119
Funds from operations	10,477	3,950	(32,528)	16,101
Series C preferred dividends	—	2,621	—	7,863
Funds from operations available to common stockholders	$10,477	$6,571	$(32,528)	$23,964

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

Alterra Healthcare

·	On October 1, 2004, we re-leased one assisted living facility ("ALF") formerly leased by Alterra Healthcare located in Ohio and representing 36 beds, to a new operator under a single facility lease. This lease has a three-year term and an annual rent of $240 thousand.

Haven Healthcare

·	On April 1, 2004, we purchased three SNFs, representing 399 beds, for a total investment of $26.0 million. Two of the facilities are located in Vermont and the third is located in Connecticut. The facilities were combined into an existing Master Lease with Haven Healthcare ("Haven"). Rent under the Master Lease was increased by approximately $2.7 million for the first lease year commencing on April 1, 2004, with annual increases thereafter. The term of the Master Lease was increased to ten years on January 1, 2004 to expire on December 31, 2013, followed by two ten-year renewal options. We received a security deposit equivalent to three months of incremental rent.

Senior Management

·	On May 1, 2004, we purchased two SNFs representing 477 beds, for a total investment of $9.4 million. The purchase price includes funds for capital expenditures, additional bed licenses and transaction costs. Both facilities are located in Texas and were combined into an existing Master Lease with Senior Management. Rent under the Master Lease was increased by approximately $1.0 million for the first lease year commencing on May 1, 2004, with annual increases thereafter. The term of the Master Lease has been increased to ten years, and is followed by two ten-year renewal options. During the first lease year, Senior Management will fund a security deposit equivalent to approximately four months of incremental rent.

Sun Healthcare Group, Inc.

·	On March 1, 2004, we re-leased two SNFs formerly leased by Sun located in California and representing 117 beds, to a new operator under a Master Lease, which has a ten-year term. The commencement date of the first re-lease was March 1, 2004 with an initial annual lease rate of approximately $0.12 million. The second facility continues to be operated by Sun as a result of licensing issues. We are currently seeking alternative operators to re-lease or potentially purchase this facility.

·	On March 1, 2004, we entered into an agreement with Sun regarding 51 properties that are leased to various affiliates of Sun. Under the terms of a master lease agreement, Sun will continue to operate and occupy 23 long-term care facilities, five behavioral properties and two hospital properties through December 31, 2013. One property, located in Washington and formerly operated by a Sun affiliate, has already been closed and the lease relating to that property has been terminated. With respect to the remaining 20 facilities, 17 have already been transitioned to new operators and three are in the process of being transferred to new operators.

·	Under our restructuring agreement with Sun, we received the right to convert deferred base rent owed to us, totaling approximately $7.8 million, into 800,000 shares of Sun’s common stock, subject to certain anti-dilution provisions and Sun’s right to pay cash in an amount equal to the value of that stock in lieu of issuing stock to us.

·	On March 30, 2004, we notified Sun of our intention to exercise our right to convert the deferred base rent into fully paid and non-assessable shares of Sun’s common stock. On April 16, 2004, we received a stock certificate for 760,000 restricted shares of Sun’s common stock and cash in the amount of approximately $0.5 million in exchange for the remaining 40,000 shares of Sun’s common stock. On July 23, 2004, Sun registered these shares with the SEC. We are accounting for the remaining 760,000 shares as "available for sale" marketable securities with changes in market value recorded in other comprehensive income.

·	Effective January 1, 2004, we re-leased five SNFs to an existing operator under a new Master Lease, which has a five-year term and an initial annual lease rate of $0.75 million. Four former Sun SNFs, three located in Illinois and one located in Indiana, representing an aggregate of 449 beds, were part of the transaction. The fifth SNF in the transaction, located in Illinois and representing 128 beds, was the last remaining owned and operated facility in our portfolio.

Claremont Healthcare Holdings, Inc.

·	Effective March 8, 2004, we re-leased three SNFs, formerly leased by Claremont Health Care Holdings, Inc. ("Claremont") located in Florida and representing 360 beds, to an existing operator at an initial annual lease rate of $2.5 million. These facilities were added to an existing Master Lease, the initial term of which has been extended ten years to February, 2014. The aggregate annual lease rate under this Master Lease, inclusive of the $2.5 million, is $3.9 million.
·	Separately, we continue our ongoing restructuring discussions with Claremont regarding the two facilities Claremont currently leases from us. At the time of this filing, we cannot determine the timing or outcome of these discussions. Due to the significant uncertainty of collection, we recognize revenue from Claremont on a cash-basis as it is received.

Tiffany Care Centers, Inc.

·	On April 6, 2004, we received approximately $4.6 million in proceeds on a mortgage loan payoff. We held mortgages on five facilities located in Missouri, representing 319 beds, which produced approximately $0.5 million of annual interest revenue in 2003.

Asset Dispositions in 2004

Other Assets

·	In connection with refinancing our $225 million senior secured credit facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004.

Closed Facilities

·	There were no sales of closed facilities during the three months ended September 30, 2004.
·	During the three months ended June 30, 2004, we sold one closed SNF located in Illinois for net proceeds of approximately $50 thousand, resulting in a loss of approximately $137 thousand.
·	During the three months ended March 31, 2004, we sold two facilities, one located in Iowa and the other located in Florida, realizing proceeds of approximately $85 thousand, net of closing costs and other expenses, resulting in a net loss of approximately $351 thousand.
·	In accordance with SFAS No. 144, the $137 thousand and the $351 thousand realized respective net losses from the first and second quarters of 2004 are included within discontinued operations in our consolidated statements of operations for their respective time periods.

Liquidity and Capital Resources

At September 30, 2004, we had total assets of $746.7 million, stockholders’ equity of $384.4 million and debt of $340.2 million, representing approximately 47.0% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2004.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$340,170	$-	$138,050	$700	$201,420
Other long-term liabilities	886	201	602	83	-
Total	$341,056	$201	$138,652	$783	$201,420

(1)	The $340.2 million includes the $100.0 million aggregate principal amount of 6.95% Senior Notes due 2007, $37 million borrowings under the $175 million credit facility borrowing, which matures in March 2008 and $200 million aggregate principal amount of 7.0% Senior Notes due 2014.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

We have a $175 million revolving senior secured credit facility ("Credit Facility"). At September 30, 2004, $37.0 million was outstanding under the Credit Facility and $4.3 million was utilized for the issuance of letters of credit, leaving availability of $133.7 million. The $37.0 million of outstanding borrowings had a blended interest rate of 4.82% at September 30, 2004.

On April 30, 2004, we exercised our right to increase the revolving commitments under our Credit Facility by an additional $50 million, to $175 million. All other terms of the credit facility, which closed on March 22, 2004, remain the same. Bank of America, N.A. serves as Administrative Agent for the Credit Facility.

We are required to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts on our long-term borrowings. As of September 30, 2004, we were in compliance with all property level and corporate financial covenants.

Series A Preferred Redemption

On April 30, 2004, we redeemed all of the outstanding 2.3 million shares of our Series A preferred stock at a price of $25.57813, comprised of the $25 per share liquidation value and accrued dividend. Under FASB-EITF Issue D-42, ‘‘The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the repurchase of the Series A preferred stock resulted in a non-cash charge to net income available to common stockholders of approximately $2.3 million. This non-cash charge did not have any effect on our net worth.

Series C Preferred Stock Repurchase

On February 5, 2004, we announced that Explorer Holdings L.P. ("Explorer"), our then largest stockholder, granted us the option to repurchase up to 700,000 of our Series C preferred stock which were convertible into our common shares held by Explorer at a negotiated purchase price of $145.92 per share of Series C preferred stock (or $9.12 per common share on an as converted basis). Explorer further agreed to convert any remaining Series C preferred stock into our common stock.

Series D Preferred Stock Offering

On February 10, 2004, we announced the closing of the sale of 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock (the "Series D preferred stock") at a price of $25 per share. The Series D preferred stock is listed on the New York Stock Exchange ("NYSE") under the symbol "OHI PrD."

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

18.1 Million Secondary and 2.7 Million Primary Offering of Our Common Stock

On March 8, 2004, we announced the closing of an underwritten public offering of 18.1 million shares of our common stock at a price of $9.85 per share owned by Explorer (the "Secondary Offering"). As a result of the Secondary Offering, Explorer no longer owned any shares of our common stock. We did not receive any proceeds from the sale of the shares sold by Explorer.

In connection with the Secondary Offering, we issued approximately 2.7 million additional shares of our common stock at a price of $9.85 per share, less underwriting discounts (the "Over-Allotment Offering"), to cover over-allotments in connection with the Secondary Offering. We received net proceeds of approximately $22.4 million from the Over-Allotment Offering.

$200 Million 7% Senior Unsecured Notes Offering and $125 Million Credit Facility

Effective March 22, 2004, we closed a private offering of $200 million aggregate principal amount of 7% senior unsecured notes due 2014 (the "Initial Notes") and the Credit Facility provided by Bank of America, N.A., Deutsche Bank AG, UBS Loan Finance, LLC and GE Healthcare Financial Services. We used proceeds from the offering of the Initial Notes to replace and terminate our previous $225 million senior secured credit facility and $50 million acquisition credit facility (the "Prior Credit Facility"). The Credit Facility will be used for acquisitions and general corporate purposes. In connection with the termination of the Prior Credit Facility, we recorded a charge of approximately $12.6 million, of which $6.3 million consisted of non-cash charges relating to deferred financing costs of the previous credit facilities.

On June 21, 2004, we filed a registration statement on Form S-4, as amended on July 26, 2003 and August 25, 2004, under the Securities Act of 1933, as amended (the "Securities Act"), with the SEC offering to exchange (the "Exchange Offer") up to $200 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the "Exchange Notes"), for all of our outstanding unregistered Initial Notes. In September 2004, upon the expiration of the Exchange Offer, $200 million aggregate principal amount of Exchange Notes were exchanged for the unregistered Initial Notes. As a result of the Exchange Offer, no Initial Notes remain outstanding. The terms of the Exchange Notes are identical to the terms of the Initial Notes, except that the Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Exchange Notes represent our unsecured senior obligations and have been guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries.

$200 Million Interest Rate Cap Sale

In connection with the repayment and termination of our Prior Credit Facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our Credit Facility has certain financial covenants which limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s FFO as defined in the loan agreement governing the Credit Facility (the "Loan Agreement"), unless a greater distribution is required to maintain REIT status. The Loan Agreement, defines FFO as net income (or loss), plus depreciation and amortization and shall be adjusted for charges related to (i) restructuring our debt, (ii) redemption of preferred stock, (iii) litigation charges up to $5.0 million, (iv) non-cash charges for accounts and notes receivable up to $5.0 million, and (v) non-cash impairment charges.

On October 19, 2004, our Board of Directors announced a common stock dividend of $0.19 per share, an increase of $0.01 per common share. The common stock dividend will be paid November 15, 2004 to common stockholders of record on October 29, 2004. Also on October 19, 2004, our Board of Directors declared its regular quarterly dividends for all classes of preferred stock, payable November 15, 2004 to preferred stockholders of record on October 29, 2004. Holders of record of our 8.625% Series B cumulative preferred stock (the "Series B preferred stock") and 8.375% Series D cumulative redeemable preferred stock (the "Series D preferred stock") on October 29, 2004 will be paid dividends in the amount of approximately $0.53906 and $0.52344, per preferred share, respectively, on November 15, 2004. The liquidation preference for each of our Series B and D preferred stock is $25.00. Regular quarterly preferred dividends represent dividends for the period August 1, 2004 through October 31, 2004 for the Series B and Series D preferred stock.

On July 20, 2004, our Board of Directors announced a common stock dividend of $0.18 per share. The common stock dividend was paid August 16, 2004 to common stockholders of record on July 30, 2004. In addition, our Board of Directors also declared its regular quarterly dividends for all classes of preferred stock to preferred stockholders of record on July 30, 2004. These holders of the Series B preferred stock and the Series D preferred stock were paid dividends in the amount of $0.53906 and $0.52344, per preferred share, respectively, on August 16, 2004. Regular quarterly preferred dividends represented dividends for the period May 1, 2004 through July 31, 2004 for both the Series B preferred stock and the Series D preferred stock.

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

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:
·  normal recurring expenses
·  debt service payments
·  preferred stock dividends
·  common stock dividends
·  growth through acquisitions of additional properties.

Cash and cash equivalents totaled $3.3 million as of September 30, 2004, an increase of $0.2 million as compared to the balance at December 31, 2003. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $35.6 million for the nine months ended September 30, 2004 as compared to $43.2 million for the same period in 2003. The $7.6 million decrease is due primarily to a $3.0 million charge associated with professional liability claims (see Note 9 - Litigation) and normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was an outflow of $29.9 million for the nine months ended September 30, 2004 as compared to an inflow of $19.5 million for the same period in 2003. The decrease of $49.4 million was primarily due to: (i) two acquisitions completed in April 2004, and (ii) a decrease of approximately $9.8 million of incremental cash flow from asset sales in 2003 compared to 2004.

Financing Activities - Net cash flow from financing activities was an outflow of $5.5 million for the nine months ended September 30, 2004 as compared to an outflow of $70.9 million for the same period in 2003. The change in financing cash flow was primarily a result of (i) issuance of $118.5 million of preferred equity, (ii) a public issuance of 2.7 million shares of our common stock at a price of $9.85 per share, (iii) a private offering of the Initial Notes, and (iv) the sale of an interest rate cap. In addition, the decrease of $65.5 million was the result of (i) the redemption of our Series A preferred stock and Series C preferred stock, (ii) repayment of Prior Credit Facility and related termination fees, and (iii) payments of common and preferred dividend payments.

Recent Developments

On October 29, 2004, we announced the pricing of a privately placed offering of an additional $60 million aggregate principal amount of 7% senior notes due 2014 at an issue price of 102.25% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 6.67%), resulting in gross proceeds to us of $61.35 million. The terms of the notes offered will be substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014. The notes will be offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and to non-U.S. persons outside the United States under Regulation S under the Securities Act. We intend to use the net proceeds of the offering for general corporate purposes, including acquisitions.

The notes to be issued in this offering have not been registered under the Securities Act of 1933, as amended, or any applicable state laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure does not constitute an offer of any securities for sale. We have agreed to file a registration statement with the SEC, pursuant to which we would exchange the privately placed notes for notes which are registered. After the exchange, these notes will be identical to, and will trade as a single series with, the existing 7% senior notes due 2014.

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

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at September 30, 2004 was $348.1 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $15.7 million.

Item 4 - Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of September 30, 2004. No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits

Exhibit No.	Description
3.1	Articles of Amendment to Omega Healthcare Investors, Inc.’s, Articles of Incorporation, as amended
4.1

Articles Supplementary reclassifying Omega Healthcare Investors, Inc.’s Series A preferred stock and Series C preferred stock, as authorized but un-issued shares of Omega Healthcare Investors, Inc.’s preferred stock without designation as to series

10.1	Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan
10.2

Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and C. Taylor Pickett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 16, 2004, File No. 1-11316)

10.3

Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Daniel J. Booth (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 16, 2004, File No. 1-11316)

10.4

Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and R. Lee Crabill (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 16, 2004, File No. 1-11316)

10.5

Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Robert O. Stephenson (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on September 16, 2004, File No. 1-11316)

10.6

Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on form 8-K., filed with the Securities and Exchange Commission on September 16, 2004, file No. 1-11316)

10.8

Put Agreement, effective as of October 12, 2004 , by and between American Health Care Centers, Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2004, File No. 1-11316)

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:    November 2, 2004    By:    /S/ C. TAYLOR PICKETT
                                          C. Taylor Pickett
                                         Chief Executive Officer

Date:    November 2, 2004    By:    /S/ ROBERT O. STEPHENSON
                                          Robert O. Stephenson
                                          Chief Financial Officer