Form 10-K
period 2004-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2005-02-18
CIK 888491

-----------------------------------------------------------------------------------------------------------------------------------------------------------------

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11316

OMEGA HEALTHCARE INVESTORS, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	38-3041398
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

9690 Deereco Road, Suite 100
Timonium, MD	21093
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 410-427-1700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.10 Par Value and associated stockholder protection rights	New York Stock Exchange
8.625% Series B Cumulative Preferred Stock, $1 Par Value	New York Stock Exchange
8.375% Series D Cumulative Redeemable Preferred Stock, $1 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $466,072,452. The aggregate market value was computed using the $10.04 closing price per share for such stock on the New York Stock Exchange on June 30, 2004.

As of February 14, 2005 there were 50,940,920 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, is incorporated by reference in Part III herein.
 -----------------------------------------------------------------------------------------------------------------------------------------------------------------

OMEGA HEALTHCARE INVESTORS, INC.
2004 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I
Page
Item 1 Business of the Company	1
Overview	1
Summary of Financial Information	1
Description of the Business	2
Executive Officers of Our Company	4
Risk Factors	5
Item 2. Properties	15
Item 3. Legal Proceedings	17
Item 4 Submission of Matters to a Vote of Security Holders	17

PART II

Item 5 Market for the Registrant’s Common Equity and Related Stockholder Matters	18
Item 6 Selected Financial Data	19
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Forward-Looking Statements, Reimbursement Issues and Other Factors Affecting Future Results	20
Overview	20
Critical Accounting Policies and Estimates	24
Results of Operations	26
Portfolio Developments, New Investments and Recent Developments	31
Liquidity and Capital Resources	34
Item 7AQuantitative and Qualitative Disclosures About Market Risk	39
Item 8. Financial Statements and Supplementary Data	39
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A.Controls and Procedures	39
Item 9B.Other Information	40

PART III

Item 10.Directors and Executive Officers of the Registrant	41
Item 11.Executive Compensation	41
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K	42

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

Our portfolio of investments, as of December 31, 2004, consisted of 221 healthcare facilities, located in 29 states and operated by 42 third-party operators. This portfolio was made up of:

•	173 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties; and
•	fixed rate mortgages on 46 long-term healthcare facilities.

As of December 31, 2004, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $927 million. In addition, we also held miscellaneous investments of approximately $30 million at December 31, 2004, consisting primarily of secured loans to third-party operators to our facilities.

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following tables summarize our revenues and real estate assets by asset category for 2004, 2003 and 2002. (See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 - Properties and Note 4 - Mortgage Notes Receivable to our audited consolidated financial statements).

Revenues by Asset Category
(In thousands)
	Year ended December 31,
	2004	2003	2002
Core assets:
Lease rental income	$73,982	$64,653	$60,233
Mortgage interest income	13,266	14,656	20,351
Total core asset revenues	87,248	79,309	80,584
Other asset revenue	2,372	2,982	5,302
Miscellaneous income	831	1,048	1,384
Total revenue before owned and operated assets	90,451	83,339	87,270
Owned and operated assets revenue	-	4,395	42,203
Total revenue	$90,451	$87,734	$129,473

Real Estate Assets by Asset Category
(In thousands)

	As of December 31,
	2004	2003
Core assets:
Leased assets	$808,574	$687,159
Mortgaged assets	118,058	119,784
Total core assets	926,632	806,943
Other assets	29,699	29,178
Total real estate assets before owned and operated assets	956,331	836,121
Owned and operated and held for sale assets	-	5,295
Total real estate assets	$956,331	$841,416

Description of the Business

Investment Strategy. We maintain a diversified portfolio of long-term healthcare facilities and mortgages on healthcare facilities located throughout the United States. In making investments, we generally have focused on established, creditworthy, middle-market healthcare operators that meet our standards for quality and experience of management. We have sought to diversify our investments in terms of geographic locations and operators.

In evaluating potential investments, we consider such factors as:

•	the quality and experience of management and the creditworthiness of the operator of the facility;
•
the facility's historical and forecasted cash flow and its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations, providing a competitive return on investment to us;

•	the construction quality, condition and design of the facility;
•	the geographic area of the facility;
•	the tax, growth, regulatory and reimbursement environment of the jurisdiction in which the facility is located;
•	the occupancy and demand for similar healthcare facilities in the same or nearby communities; and
•	the payor mix of private, Medicare and Medicaid patients.

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

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we sometimes pursue alternative investment structures, including convertible participating and participating mortgages, which can achieve returns comparable to equity investments. The following summarizes the primary investment structures we typically use. Average annualized yields reflect existing contractual arrangements. However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of January 1, 2005 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

Purchase/Leaseback. In a Purchase/Leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms typically ranging from 5 to 15 years, plus renewal options. The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the Consumer Price Index (“CPI”) or increases in the revenue streams generated by the underlying properties, with certain fixed minimum and maximum levels. The average annualized yield from leases was approximately 10.3% at January 1, 2005.

Convertible Participating Mortgage. Convertible participating mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in the revenues generated by the underlying long-term care facilities, with certain maximum limits. Convertible participating mortgages afford us the option to convert our mortgage into direct ownership of the property, generally at a point six to nine years from inception. If we exercise our purchase option, we are obligated to lease the property back to the operator for the balance of the originally agreed term and for the originally agreed participations in revenues or CPI adjustments. This allows us to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out our option at prices based on specified formulas. At December 31, 2004, we did not have any convertible participating mortgages.

Participating Mortgage. Participating mortgages are similar to convertible participating mortgages except that we do not have a purchase option. Interest rates are usually subject to annual increases based upon increases in the CPI or increases in revenues of the underlying long-term care facilities, with certain maximum limits. At December 31, 2004, we did not have any participating mortgages.

Fixed-Rate Mortgage. These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was approximately 11.3% at January 1, 2005.

The following table identifies the years of expiration of the 2005 payment obligations due to us under existing contractual obligations. This information is provided solely to indicate the scheduled expiration of payment obligations due to us, and is not a forecast of expected revenues.

	Rent	Mortgage Interest	Total	%
(In thousands)
2005	$1,860	$-	$1,860	1.92%
2006	3,594	2,374	5,968	6.17
2007	360	34	394	0.41
2008	765	-	765	0.79
2009	198	-	198	0.20
Thereafter	76,567	10,958	87,525	90.51
Total	$83,344	$13,366	$96,710	100.00%

The table set forth in Item 2 - Properties, contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2004. In addition, please see Note 18 - Subsequent Events.

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

If we need capital to repay indebtedness as it matures, we may be required to liquidate investments in properties at times which may not permit realization of the maximum recovery on these investments. This could also result in adverse tax consequences to us. We may be required to issue additional equity interests in our company, which could dilute your investment in our company. (See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

Federal Income Tax Considerations. We intend to make and manage our investments, including the sale or disposition of property or other investments, and to operate in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), unless, because of changes in circumstances or changes in the Internal Revenue Code, our Board of Directors determines that it is no longer in our best interest to qualify as a REIT. As a REIT, we generally will not pay federal income taxes on the portion of our taxable income which is distributed to stockholders.

Policies With Respect To Certain Activities. If our Board of Directors determines that additional funding is required, we may raise such funds through additional equity offerings, debt financing, and retention of cash flow (subject to provisions in the Internal Revenue Code concerning taxability of undistributed REIT taxable income) or a combination of these methods.

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

Executive Officers of Our Company

At the date of this report, the executive officers of our company are:

C. Taylor Pickett (43) is the Chief Executive Officer and has served in this capacity since June, 2001. Mr. Pickett is also a Director and has served in this capacity since May 30, 2002. Mr. Pickett’s term as a Director expires in 2005. Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services, Inc. Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

Daniel J. Booth (41) is the Chief Operating Officer and has served in this capacity since October, 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services’ management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (51) is the Senior Vice President of Operations of our company and has served in this capacity since July, 2001. Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc. from 1997 through 2000. Prior to that, he served as an Executive Vice President of Operations at Beverly Enterprises.

Robert O. Stephenson (41) is the Chief Financial Officer and has served in this capacity since August, 2001. Prior to joining our company, Mr. Stephenson served from 1996 to July 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to Integrated Health Services, Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Mariner Post-Acute Network and Integrated Health Services, along with several other long-term care operators, each filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in January and February 2000, respectively.

As of December 31, 2004, we had 18 full-time employees, including the four executive officers listed above.

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

Risks Related to the Operators of Our Facilities

Our financial position could be weakened if any of our major operators were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. These adverse developments could arise due to a number of factors, including those listed below.

Our recent efforts to restructure and stabilize our portfolio may not prove to be successful.

In large part as a result of the 1997 changes in Medicare reimbursement of services provided by skilled nursing facilities and reimbursement cuts imposed under state Medicaid programs, a number of operators of our properties have encountered significant financial difficulties during the last several years. In 1999, our investment portfolio consisted of 216 properties and our largest public operators (by investment) were Sun Healthcare Group, Inc. (“Sun”), Integrated Health Services (“IHS”), Advocat, Inc. (“Advocat”) and Mariner Health Care, Inc. (“Mariner”). Some of these operators, including Sun, IHS and Mariner, subsequently filed for bankruptcy protection. Other operators of ours were required to undertake significant restructuring efforts. We have restructured our arrangements with many of our operators whereby we have renegotiated lease and mortgage terms, re-leased properties to new operators and have closed and/or disposed of properties. At December 31, 2004, our investment portfolio consisted of 221 properties and our largest public operators (by investment) were Sun (17%), Advocat (11%) and Mariner (6%). However, on February 1, 2005, Mariner exercised its right to prepay its mortgages with us, and as a result, as of the date of this filing we no longer hold mortgages on any facilities operated by Mariner. Our largest private company operators (by investment) were Guardian LTC Management, Inc. (“Guardian”) (9%), Seacrest Healthcare (6%) and Haven Healthcare Management (“Haven”) (5%). We are also aware of four properties in our portfolio located in Illinois where facility operations are currently insufficient to meet rental payments due to us under our leases for these facilities. These lease payments are currently being paid by the lessee from funds other than those generated by the facilities. It is possible that we will need to take steps to restructure this portion of our portfolio, or other properties in our portfolio with respect to which our operators encounter financial difficulty. We cannot assure you that our recent efforts to restructure and stabilize our property portfolio will be successful.

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

If one of our lessees seeks bankruptcy protection, title 11 of the United States Code (“Bankruptcy Code”), provides that a trustee in a liquidation or reorganization case under the Bankruptcy Code, or a debtor-in-possession in a reorganization case under the Bankruptcy Code, has the option to assume or reject the unexpired lease obligations of a debtor-lessee. However, our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease covering all of that operator's facilities leased from us. Subject to certain restrictions, a debtor-lessee under a master lease agreement would generally be required to assume or reject a master lease as a whole, rather than making the decision on a facility by facility basis, thereby preventing the debtor-lessee from assuming only the better performing facilities and terminating the leasing arrangement with respect to the poorer performing facilities. Whether or not a court would require a master lease agreement to be assumed or rejected as a whole would depend on a number of factors, including applicable state law, the parties’ intent, whether the master lease agreement and related documents were executed contemporaneously, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each lease, and the provisions contained in the relevant documents, including whether the relevant documents are interrelated and contain ample cross-references. Therefore, it is not possible to predict how a bankruptcy court would decide this issue.

•
Assumption of Leases. In the event that an unexpired lease is assumed by or on behalf of the debtor-lessee, any defaults, other than those created by the financial condition of the debtor-lessee, the commencement of its bankruptcy case or the appointment of a trustee, would have to be cured and all the rental obligations thereunder generally would be entitled to a priority over other unsecured claims. Generally, unexpired leases must be assumed in their totality, however, a bankruptcy court has the power to refuse to enforce certain provisions of a lease, such as cross-default provisions or penalty provisions, which would otherwise prevent or limit the ability of a debtor-lessee from assuming or assuming and assigning to another party the unexpired lease.

•
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

Operators that fail to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may be unable to meet their obligations to us.

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators' costs of doing business and the amount of reimbursement paid by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•
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

•
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

•
Fraud and Abuse Laws and Regulations. There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Furthermore, the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, in cooperation with other federal and state agencies, continues to focus on the activities of skilled nursing facilities in certain states in which we have properties. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, these so-called "whistleblower" suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator's ability to make lease or mortgage payments to us or to continue operating its facility.

•
Legislative and Regulatory Developments. Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The Medicare Prescription Drug Improvement and Modernization Act of 2003, which is one example of such legislation, was enacted in late 2003. The Medicare reimbursement changes for the long term care industry under this Act are limited to a temporary increase in the per diem amount paid to skilled nursing facilities for residents who have AIDS. The significant expansion of other benefits for Medicare beneficiaries under this Act, such as the expanded prescription drug benefit, could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts for our operators. Other proposals under consideration include efforts to control costs by decreasing state Medicaid reimbursements, efforts to improve quality of care and reduce medical errors throughout the health care industry and hospital cost-containment initiatives by public and private payors. We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

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

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needs to make investments and to satisfy or refinance maturing commitments. As a result, we may rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market's perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Generally speaking, difficult capital market conditions in our industry during the past several years and our need to stabilize our portfolio have limited our access to capital. Our potential capital sources include, but are not limited to:

Equity Financing. As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time including:

•	the extent of investor interest;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our operators;

•	the contents of analyst reports about us and the REIT industry;

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•
our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from additional investments and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

The market value of the equity securities of a REIT is generally based upon the market's perception of the REIT's growth potential and its current and potential future earnings and cash distributions. Our failure to meet the market's expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

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

Based on existing contractual rent and lease payments regarding the restructuring of certain existing investments, Advocat and Sun each account for over 10% of our current contractual monthly revenues, with Sun accounting for approximately 20% of our current contractual monthly revenues at December 31, 2004. Additionally, our top five operators account for over 54% of our current contractual monthly revenues. The failure or inability of any of these operators to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline. For information regarding our agreement with Sun, see "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio Developments; New Investment and Recent Developments; Sun Healthcare Group, Inc."

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

We periodically but not less than annually evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on several factors, including but not limited to, market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the period in which the write-off occurs.

We may not be able to sell certain closed facilities for their book value.

From time to time, we close facilities and actively market such facilities for sale. To the extent we believe we are unable to sell these properties for our book value, we may be required to take an impairment charge or loss on the sale, either of which would reduce our net income.

Our substantial indebtedness could adversely affect our financial condition.

We have substantial indebtedness and we may increase our indebtedness in the future. As of December 31, 2004, we had total debt of approximately $380 million, of which $15 million consisted of borrowings under our senior revolving credit facility, $100 million of which consisted of our 6.95% senior notes due 2007 and $260 million of which consisted of our 7% senior notes due 2014. Our level of indebtedness could have important consequences to our stockholders. For example, it could:

•	limit our ability to satisfy our obligations with respect to holders of our capital stock;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	require us to pledge as collateral substantially all of our assets;

•	require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interests;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our real estate investments are relatively illiquid.

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. All of our properties are "special purpose" properties that could not be readily converted to general residential, retail or office use. Healthcare facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs—in some cases without a prior hearing—for failure to meet program requirements. Transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or mortgagor becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.

As an owner or lender with respect to real property, we may be exposed to possible environmental liabilities.

Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable in certain circumstances for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property, and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce the owner's revenues.

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

Our Board of Directors, without the approval of our stockholders, may alter our investment strategies and policies if it determines in the future that a change is in our stockholders' best interests. The methods of implementing our investment strategies and policies may vary as new investments and financing techniques are developed.

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have conducted, and we intend to continue to conduct, our operations so as to qualify as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our REIT taxable income. We cannot assure you that we will at all times satisfy these rules and tests.

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

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management and other qualified personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Our employment agreements with our executive officers provide that their employment may be terminated by either party at any time. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

Risks Related to Our Stock

The market value of our stock could be substantially affected by various factors.

The share price of our stock will depend on many factors, which may change from time to time, including:

•	the market for similar securities issued by REITs;
•	changes in estimates by analysts;
•	our ability to meet analysts' estimates;
•	general economic and financial market conditions; and
•	our financial condition, performance and prospects.

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

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

•
The issuance and exercise of options to purchase our common stock. As of December 31, 2004, we had outstanding options to acquire approximately 0.9 million shares of our common stock. In addition, we may in the future issue additional options or other securities convertible into or exercisable for our common stock under our 2004 Stock Incentive Plan, our 2000 Stock Incentive Plan, as amended, or other remuneration plans. We may also issue options or convertible securities to our employees in lieu of cash bonuses or to our directors in lieu of director's fees.

•	The issuance of shares pursuant to our dividend reinvestment and direct stock purchase plan.
•	The issuance of debt securities exchangeable for our common stock.
•	The exercise of warrants we may issue in the future.
•	Lenders sometimes ask for warrants or other rights to acquire shares in connection with providing financing. We cannot assure you that our lenders will not request such rights.

There are no assurances of our ability to pay dividends in the future.

In 2001, our Board of Directors suspended dividends on our common stock and all series of preferred stock in an effort to generate cash to address then impending debt maturities. In 2003, we paid all accrued but unpaid dividends on all series of preferred stock and reinstated dividends on our common stock and all series of preferred stock. However, our ability to pay dividends may be adversely affected if any of the risks described above were to occur. Our payment of dividends is subject to compliance with restrictions contained in our bank credit facility, the indenture relating to our outstanding 7% senior notes due 2014 and our preferred stock. All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include, a return of capital.

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock.

Our Board of Directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of the date of this filing, 2,000,000 shares of our 8.625% Series B cumulative preferred stock and 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock were issued and outstanding. The aggregate liquidation preference with respect to this outstanding preferred stock is approximately $168.5 million, and annual dividends on our outstanding preferred stock are approximately $14.2 million. Holders of our preferred stock are generally entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $25 per share with respect to the Series B and Series D preferred stock, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our Board of Directors if six quarterly preferred dividends are in arrears.

Legislative or regulatory action could adversely affect purchasers of our stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our stock. Changes are likely to continue to occur in the future, and we cannot assure you that any of these changes will not adversely affect our stockholder’s stock. Any of these changes could have an adverse effect on an investment in our stock or on market value or resale potential. Stockholders are urged to consult with their own tax advisor with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect.

Recent changes in taxation of corporate dividends may adversely affect the value of our stock.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 that was enacted into law May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to individuals by a REIT on its shares, except for certain limited amounts. While the earnings of a REIT that are distributed to its stockholders still generally will be subject to less combined federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level tax, this legislation could cause individual investors to view the stock of regular C corporations as more attractive relative to the shares of a REIT than was the case prior to the enactment of the legislation. Individual investors could hold this view because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual's other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the shares of REITs in general or on the value of our stock in particular, either in terms of price or relative to other investments.

Item 2 - Properties

At December 31, 2004, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities which are leased to operators, mortgages on facilities which are operated by the mortgagors or their affiliates and facilities owned and operated for our account, including facilities subject to leasehold interests. The facilities are located in 29 states and are operated by 42 unaffiliated operators. The following table summarizes our property investments as of December 31, 2004:
Investment Structure/Operator	Number of Beds	Number of Facilities	Occupancy Percentage(1)	Gross Investment (In thousands)

Purchase/Leaseback(2)

Sun Healthcare Group, Inc	3,463	32	87	$155,090
Advocat, Inc	2,997	29	76	91,567
Guardian LTC Management, Inc	1,243	16	84	80,200
Seacrest Healthcare	950	7	86	55,020
Haven Healthcare	841	7	94	49,503
HQM of Floyd County, Inc	643	6	90	37,899
Alden Management Services, Inc	868	4	57	31,732
Mark Ide Limited Liability Company	832	8	84	24,391
Harborside Healthcare Corporation	465	4	88	22,868
Senior Management	871	5	75	22,371
StoneGate SNF Properties, LP	664	6	87	21,781
CommuniCare Health Services.	260	2	65	20,386
Claremont Health Care Holdings, Inc	268	2	93	20,200
Infinia Properties of Arizona, LLC	378	4	58	18,886
Alterra Healthcare Corporation	237	6	82	18,696
USA Healthcare, Inc	489	5	81	15,029
Conifer Care Communities, Inc.	195	3	91	14,367
Washington N&R, LLC	286	2	78	12,152
Peak Medical of Idaho, Inc	224	2	69	10,500
Triad Health Management of Georgia II, LLC	304	2	99	10,000
The Ensign Group, Inc	271	3	93	9,656
Lakeland Investors, LLC	300	1	64	8,522
Hickory Creek Healthcare Foundation, Inc.	138	2	89	7,250
American Senior Communities, LLC	78	2	88	6,195
Liberty Assisted Living Centers, LP	120	1	96	5,995
Emeritus Corporation	52	1	73	5,674
Longwood Management Corporation	185	2	92	5,425
Eldorado Care Center, Inc. & Magnolia Manor, Inc.	167	2	36	5,100
Nexion Management	131	1	94	4,602
LandCastle Diversified LLC	238	2	63	3,900
Saber Healthcare Group	36	1	41	3,521
Generations Healthcare, Inc.	60	1	65	3,007
Parkview Eskco of Paris, Inc./Lamar Healthcare	102	1	74	2,540
Skilled Healthcare	59	1	81	1,764
Keh	98	1	62	1,486
Carter Care Centers, Inc.	58	1	77	1,299
	18,571	175	81	808,574

Fixed Rate Mortgages(3)

Mariner Health Care, Inc.(4)	1,618	12	93	59,658
Essex Healthcare Corporation	633	6	76	13,776
Advocat, Inc	423	4	83	12,677
Parthenon Healthcare, Inc.	300	2	73	10,782
Hickory Creek Healthcare Foundation, Inc. .	667	15	79	9,991
CommuniCare Health Services	150	1	87	6,500
Texas Health Enterprises/HEA Mgmt. Group, Inc	408	3	68	2,532
Evergreen Healthcare	191	2	67	1,762
Paris Nursing Home, Inc	144	1	70	380
	4,534	46	83	118,058
Reserve for uncollectible loans	-	-	-	-
Total	23,105	221	81	$926,632

(1) Represents the most recent data provided by our operators.
(2) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(3) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder. For more information, see Note 18 - Subsequent Events.
(4) On February 1, 2005, Mariner exercised its right to prepay its mortgage with us, and as a result, as of the date of this report we no longer hold mortgages on properties operated by Mariner.

The following table presents the concentration of our facilities by state as of December 31, 2004:

	Number of Facilities	Number of Beds	Gross Investment (In thousands)	% of Total Investment
Florida	21	2,770	$126,134	13.6
Pennsylvania	14	1,136	80,821	8.7
Ohio	17	1,730	70,834	7.7
California	19	1,557	66,983	7.2
Illinois	10	1,513	51,238	5.5
Texas	16	2,189	49,604	5.4
Michigan	9	1,171	41,977	4.5
North Carolina	8	1,154	40,389	4.4
Arkansas	12	1,253	39,325	4.2
West Virginia	8	860	38,279	4.1
Indiana	24	1,258	36,034	3.9
Alabama	9	1,152	35,932	3.9
Connecticut	5	562	35,221	3.8
Massachusetts	5	600	31,168	3.4
Kentucky	9	757	27,375	3.0
Tennessee	6	642	21,553	2.3
Arizona	4	378	18,886	2.1
Colorado	4	232	16,950	1.8
Washington	2	194	16,948	1.8
Iowa	5	489	15,029	1.6
Vermont	2	279	14,281	1.5
Missouri	2	286	12,152	1.3
Idaho	3	264	11,100	1.2
Georgia	2	304	10,000	1.1
New Hampshire	1	68	5,800	0.6
Louisiana	1	131	4,603	0.5
Kansas	1	40	3,419	0.4
Oklahoma	1	36	3,178	0.3
Utah	1	100	1,418	0.2

	221	23,105	$926,632	100.0
Reserve for uncollectible loans			-	-
Total	221	23,105	$926,632	100.0

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location. We have healthcare facilities located in 29 states. Only one state comprised more than 10% of our rental and mortgage income in 2004. In addition, the majority of our 2004 rental and mortgage income is derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 42 different public and private healthcare providers. Except for Sun and Advocat, which together hold approximately 28% of our portfolio (by investment), no single tenant holds greater than 10% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. A large portion of our core portfolio consists of long-term lease and mortgage agreements. At December 31, 2004, approximately 91% of our leases and mortgages have primary terms that expire in 2010 or later. Our leased real estate properties are leased under provisions of single facility leases or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the Consumer Price Index (“CPI”) or increases in revenues of the underlying properties, with certain limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

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

We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The majority of these lawsuits representing the most significant amount of exposure were settled during the three months ended June 30, 2004, at which time we recorded a $3.0 million charge associated with all settled and outstanding claims. There currently is one lawsuit pending that is in the discovery stage and we are unable to predict the likely outcome of this lawsuit at this time.

In 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain Uniform Commercial Code (“UCC”) financing statements in our favor. We filed a subsequent suit seeking recovery under title insurance policies written by the title company. The defendants denied the allegations made in the lawsuits. In settlement of our claims against the defendants, we agreed in the first quarter of 2003 to accept a lump sum cash payment of $3.2 million. The cash proceeds were offset by related expenses incurred of $1.0 million resulting in a net gain of $2.2 million.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of the year covered by this report.

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol “OHI.” The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

2004				2003

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$11.450	$9.150	$0.17	First	$3.920	$2.260	$0.00
Second	11.250	8.350	0.18	Second	5.600	2.210	0.00
Third	10.800	9.470	0.18	Third	8.350	5.070	0.00
Fourth	12.950	10.670	0.19	Fourth	9.420	7.400	0.15
			$0.72				$0.15

The closing price on December 31, 2004 was $11.80 per share. As of December 31, 2004, there were 50,824,489 shares of common stock outstanding with 1,624 registered holders and over 12,000 beneficial owners.

During the fourth quarter of 2004, we purchased 13,967 shares of our common stock from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2004 to October 31, 2004	13,967	$11.05	-	$-
November 1, 2004 to November 30, 2004	-	-	-	-
December 1, 2004 to December 31, 2004	-	-	-	-
Total	13,967	$11.05	-	$-

(1) Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and our financial condition. In addition, the payment of dividends is subject to the restrictions described in Note 13 to our consolidated financial statements.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results.

	Year ended December 31,
	2004	2003	2002	2001	2000
(In thousands, except per share amounts)
Operating Data
Revenues from core operations	$90,451	$83,339	$87,270	$86,314	$96,285
Revenues from nursing home operations	-	4,395	42,203	160,580	167,287
Total revenues	$90,451	$87,734	$129,473	$246,894	$263,572
Income (loss) from continuing operations	$13,467	$32,162	$1,477	$(16,828)	$(42,783)
Net (loss) income available to common	(40,123)	2,915	(34,761)	(36,651)	(66,485)
Per share amounts:
(Loss) income from continuing operations: Basic	$(0.95)	$0.32	$(0.54)	$(1.84)	$(2.98)
Diluted	(0.95)	0.32	(0.54)	(1.84)	(2.98)
Net (loss) income available to common: Basic	$(0.88)	$0.08	$(1.00)	$(1.83)	$(3.32)
Diluted	(0.88)	0.08	(1.00)	(1.83)	(3.32)
Dividends, Common Stock(1)	0.72	0.15	-	-	1.00
Dividends, Series A Preferred(1)	1.156	6.937	-	-	2.31
Dividends, Series B Preferred(1)	2.156	6.469	-	-	2.16
Dividends, Series C Preferred(2)	-	29.807	-	-	0.25
Dividends, Series D Preferred(1)	1.518	-	-	-	-

Weighted-average common shares outstanding, basic	45,472	37,189	34,739	20,038	20,052
Weighted-average common shares outstanding, diluted	45,472	38,154	34,739	20,038	20,052

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data Gross investments	$956,331	$841,416	$881,220	$938,229	$974,323
Total assets	833,563	729,013	804,148	892,414	953,651
Revolving lines of credit	15,000	177,074	177,000	193,689	185,641
Other long-term borrowings	364,508	103,520	129,462	219,483	249,161
Subordinated convertible debentures	-	-	-	-	16,590
Stockholders equity	432,480	436,235	479,701	450,690	464,313

(1)	Dividends per share are those declared and paid during such period.
(2)	Dividends per share are those declared during such period, based on the number of shares of common stock issuable upon conversion of the outstanding Series C preferred stock.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1 above;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)
the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to sell closed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facilities;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xi)	changes in interest rates;
(xii)	the amount and yield of any additional investments;
(xiii)	changes in tax laws and regulations affecting real estate investment trusts; and
(xiv)	changes in the ratings of our debt and preferred securities.

Overview

Our portfolio of investments at December 31, 2004, consisted of 221 healthcare facilities, located in 29 states and operated by 42 third-party operators. Our gross investment in these facilities totaled approximately $927 million at December 31, 2004, with 97% of our real estate investments related to long-term healthcare facilities. This portfolio is made up of 173 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties and fixed rate mortgages on 46 long-term healthcare facilities. At December 31, 2004, we also held other investments of approximately $30 million, consisting primarily of secured loans to third-party operators of our facilities.

Medicare Reimbursement

Nearly all of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as any facilities that may be owned and operated for our own account from time to time, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations, and subject to frequent and substantial change. The Balanced Budget Act of 1997 (the “Balanced Budget Act”) significantly reduced spending levels for the Medicare and Medicaid programs. Due to the implementation of the terms of the Balanced Budget Act, effective July 1, 1998, the majority of skilled nursing facilities (“SNFs”) shifted from payments based on reasonable cost to a prospective payment system for services provided to Medicare beneficiaries. Under the prospective payment system, SNFs are paid on a per diem prospective case-mix adjusted basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue such facility derives from Medicare patients.

Legislation adopted in 1999 and 2000 increased Medicare payments to nursing facilities and specialty care facilities on an interim basis. Section 101 of the Balanced Budget Refinement Act of 1999 (the “Balanced Budget Refinement Act”) included a 20% increase for 15 patient acuity categories (known as Resource Utilization Groups (“RUGs”)) and a 4% across the board increase of the adjusted federal per diem payment rate for all RUGs. The 20% increase was implemented in April 2000 and will remain in effect until the Centers for Medicare and Medicaid Services (“CMS”) implements refinements to the current RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The 4% increase was implemented in April 2000 and expired October 1, 2002.

The Benefits Improvement and Protection Act of 2000 (the “Benefits Improvement and Protection Act”) included a 16.7% increase in the nursing component of the case-mix adjusted federal periodic payment rate, which was implemented in April 2000 and expired October 1, 2002. The Benefits Improvement and Protection Act also modified the 20% increase granted in the Balanced Budget Refinement Act, reducing the 20% increase for three of the 15 RUGs to a 6.7% increase and instituting a new 6.7% increase for 11 other RUGs. These modifications were implemented in April 2001 and will remain in effect until CMS refines the current RUG case-mix classification system.

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

CMS published the payment rates for SNFs for federal fiscal year 2005 (October 1, 2004 through September 30, 2005) on July 30, 2004. CMS announced that the national payment rates would be increased by 2.8% over the previous year’s rates. Additionally, CMS stated it would maintain the 20% and 6.7% temporary add-ons for the designated payment categories for federal fiscal year 2005.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004. This temporary payment increase, which will remain in place until CMS implements revisions to the RUG case-mix classification system, arises from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Modernization Act”). When applicable, this 128% increase applies in lieu of the 20% and 6.7% increases described above.

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

CMS released a proposed rule in February 2003 that, if implemented, would limit Medicare reimbursement to certain providers, including SNFs, for bad debt arising from unpaid beneficiary deductibles and coinsurance amounts. In the proposed rule, CMS indicated that reimbursement rates would be reduced by 10% each year for three years until reimbursement rates to SNFs for bad debt equal 70% of reimbursement rates during federal fiscal year 2003. CMS has not issued a final rule on this issue, and we cannot predict whether CMS will implement these proposed policies or when the final rule may be issued. However, extensive cuts in Medicare payments for bad debt could have a material adverse effect on our operators’ financial condition and result of operations, which could adversely affect their ability to meet their payment obligation to us.

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

Congress may consider federal legislation involving the Medicare program in 2005, although the likelihood of enactment of such legislation remains uncertain.

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

On May 28, 2003, the federal Jobs and Growth Tax Relief Reconciliation Act (the “Tax Relief Act”) was signed into law, which included an increase in Medicaid federal funding for five fiscal quarters (April 1, 2003 through June 30, 2004). In addition, the Tax Relief Act provided state fiscal relief for federal fiscal years 2003 and 2004 to assist states with funding shortfalls, and these temporary federal funding provisions are considered to have partially mitigated state Medicaid funding reductions through federal fiscal year 2004. However, the temporary Medicaid funding provided under the Tax Relief Act expired on June 30, 2004. Although federal legislation was introduced in Congress in 2004 to reinstitute the funding, it is unknown whether such legislation will be introduced in 2005, whether such legislation will be enacted, what level of funding would be provided if the legislation was enacted, or how great an effect this funding could have on mitigating Medicaid funding reductions.

Congress may consider federal legislation to reform the Medicaid program in 2005, although the content and likelihood of enactment of such legislation remains uncertain. For example, in the proposed budget for fiscal year 2005, which was released in February 2004, CMS indicated it intended to ask Congress to pass legislation that would restrict states’ ability to use intergovernmental transfers (“IGTs”) to access federal Medicaid funding for public providers.

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

Fraud and Abuse

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. Penalties for healthcare fraud have been increased and expanded over recent years, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs, and the OIG in cooperation with other federal and state agencies, continues to focus on the activities of skilled nursing facilities in certain states in which we have properties. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

Legislative and Regulatory Developments

Each year, legislative proposals are introduced or proposed in Congress, state legislatures as well as by federal and state agencies, which, if implemented, could result in major changes in the health care system, either nationally or at the state level. In addition, regulatory proposals and rules are released on an ongoing basis that may have major impacts on the health care system generally and the industries in which our operators do business. Legislative and regulatory developments can be expected to occur on an ongoing basis at the local, state and federal levels that have direct or indirect impacts on the policies governing the reimbursement levels paid to our facilities by public and private third-party payors, the costs of doing business and the threshold requirements that must be met for facilities to continue operation or to expand. The Medicare Modernization Act, which is one example of such legislation, was enacted in December 2003. The significant expansion of other benefits for Medicare beneficiaries under this Act, such as the prescription drug benefit, could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts on our operators. Although the creation of a prescription drug benefit for Medicare beneficiaries was expected to generate fiscal relief for state Medicaid programs, the structure of the benefit and costs associated with its implementation and administration through the states may mitigate the relief for states that was anticipated. CMS also launched the Nursing Home Quality Initiative program in 2002, which requires nursing homes participating in Medicare to provide consumers with comparative information about the quality of care at the facility. In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues. In addition, the reporting of such information could lead in the future to reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters. Other proposals under consideration include efforts by individual states to control costs by decreasing state Medicaid reimbursements in the current or future fiscal years and federal legislation addressing various issues, such as protecting consumers in managed care plans, improving quality of care and reducing medical errors throughout the health care industry. We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Significant Highlights

The following significant highlights occurred during the twelve-month period ended December 31, 2004.

Financing

•	In February 2004, we issued 4,739,500 shares of 8.375% Series D cumulative redeemable preferred stock.
•	In February 2004, we repurchased 700,000 shares of our 10% Series C convertible preferred stock with the remaining shares converted into our common stock.
•	In March 2004, we closed on an 18.1 million secondary common share offering and a 2.7 million primary common share offering.
•	In March 2004, we closed on a primary offering of $200 million, 7% unsecured notes due 2014.
•	In March 2004, we obtained a $125 million Senior Secured Credit Facility (“Credit Facility”) and terminated two credit facilities that existed at that time.
•	In April 2004, we fully redeemed our 9.25% Series A cumulative preferred stock.
•	In April 2004, we increased our Credit Facility commitment to $175 million and in December 2004, we further increased our Credit Facility commitment to $200 million.
•	In November 2004, we completed a primary offering of $60 million, 7% unsecured notes due 2014.
•	In December 2004, we issued 4.0 million primary shares of our common stock.

Dividends

•	In 2004, we paid common stock dividends of $0.17, $0.18, $0.18 and $0.19 per share, for stockholders of record on February 2, 2004, April 30, 2004, July 30, 2004 and October 29, 2004, respectively.

New Investments

•	In April 2004, we purchased three SNFs for approximately $26 million and leased them to an existing third-party operator.
•	In April 2004, we purchased two SNFs for approximately $9 million and leased them to an existing third-party operator.
•	In November 2004, we closed on a first mortgage loan to an existing operator for approximately $7 million associated with one SNF.
•	In November and December 2004, we purchased 15 SNFs and one assisted living facility (“ALF”) for approximately $80 million and leased them to a new third-party operator.

Re-leasing and Restructuring

•	In January 2004, we re-leased five SNFs formerly operated by Sun Healthcare Group, Inc. (“Sun”) to an existing third-party operator.
•	In January 2004, we re-leased our last remaining owned and operated facility to an existing third-party operator.
•	In January 2004, we re-leased one SNF formerly leased by Claremont Healthcare Holdings, Inc. (“Claremont”) to an existing operator.
•	In March 2004, we restructured and amended our master lease with Sun, our largest operator.
•	In March 2004, we re-leased one SNF formerly operated by Sun to a new third-party operator.
•	In March 2004, we re-leased three SNFs formerly leased by Claremont to an existing operator.
•	In October 2004, we re-leased one assisted living facility formerly leased to Alterra Healthcare Corporation (“Alterra”) to a new third party operator.
•	In November 2004, we re-leased two SNFs formerly operated by Sun to two unaffiliated new third-party operators.

Asset sales

•	Throughout 2004, we sold six closed facilities for proceeds of approximately $5.7 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. These policies were followed in preparing the consolidated financial statements for all periods presented. Actual results could differ from those estimates.

We have identified four significant accounting policies which we believe are critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant assumptions, judgments and estimates. With respect to these critical accounting policies, we believe the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The four critical accounting policies are:

Revenue Recognition

With the exception of one master lease, rental income and mortgage interest income are recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the CPI) as defined in the master leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection. The amount of the reserve is estimated based on what management believes will likely be collected. When collection is uncertain, lease revenues are recorded when received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized when received after taking into account application of principal repayments and security deposits.

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

Asset Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements. Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be permanently less than the carrying values of the assets. If the sum of the expected future undiscounted cash flows, including sales proceeds, is determined to be permanently less than carrying value, then an adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or view of market and economic conditions could result in recognition of additional impairment losses, which, under applicable accounting guidance, could be substantial.

During the year ended December 31, 2004, we did not recognize an impairment loss; however, during the years ended December 31, 2003 and 2002, we recognized impairment losses of $8.9 million and $15.4 million, respectively, including amounts in discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes these indicators are permanent, then the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. We recorded loan impairments of $0.0 million, $0.0 million and $8.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, including amounts in discontinued operations.

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of specified real estate assets which have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as discontinued operations in the consolidated statements of operations for all periods presented. We held no assets that qualified as held for disposition, as defined by SFAS No. 144, as of December 31, 2004 and December 31, 2003.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Operating Revenues

Our operating revenues for the year ended December 31, 2004 totaled $90.5 million, an increase of $2.7 million from the same period in 2003. When excluding nursing home revenues of owned and operated assets, revenues increased $7.1 million. The $7.1 million increase was primarily a result of new investments made in second and fourth quarters of 2004, re-leasing and restructuring activities completed throughout 2003 and during the first quarter of 2004, as well as scheduled contractual increases in rents.

Detailed changes in operating revenues for the year ended December 31, 2004 are as follows:

•
Rental income for the year ended December 31, 2004 was $74.0 million, an increase of $9.3 million over the same period in 2003. The increase was due to new leases entered into in April, November and December of 2004, re-leasing and restructuring activities and scheduled contractual increases in rents.

•
Mortgage interest income for the year ended December 31, 2004 totaled $13.3 million, a decrease of $1.4 million over the same period in 2003. The decrease is primarily the result of mortgage payoffs during 2004, the restructuring of two mortgages during 2003 and normal amortization and was partially offset by a new mortgage placed in November 2004.

•
Other investment income for the year ended December 31, 2004 totaled $2.4 million, a decrease of $0.6 million over the same period in 2003. The primary reason for the decrease was due to the impact of the sale of our investment in a Baltimore, Maryland asset leased by the United States Postal Service (“USPS”) in 2003.

Operating Expenses

Operating expenses for the year ended December 31, 2004 totaled $30.4 million, a decrease of approximately $4.9 million over the same period in 2003. When excluding nursing home expenses of owned and operated assets, operating expenses increased $0.6 million, primarily due to restricted stock amortization expense resulting from issuance of restricted stock grants in 2004. This increase was partially offset by reductions in general and administrative and legal costs.

Detailed changes in our operating expenses for the year ended December 31, 2004 are as follows:

•	Our general and administrative expense was $6.2 million, compared to $6.6 million for the same period in 2003.
•
Our legal expenses were $1.5 million, compared to $2.3 million for the same period in 2003. The decrease is largely attributable to a reduction of legal costs associated with our owned and operated facilities due to the releasing efforts, sales and/or closures of 33 owned and operated assets since December 31, 2001.

•	Our restricted stock expense was $1.1 million, compared to $0 for the same period in 2003. The increase is due to the expense associated with restricted stock awards granted during 2004.
•
As of December 31, 2004, we no longer owned any facilities that were previously recovered from customers. As a result, our nursing home expenses for owned and operated assets decreased to $0 from $5.5 million in 2003.

We believe that the presentation of our revenues and expenses, excluding nursing home owned and operated assets, provides a useful measure of the operating performance of our core portfolio as a REIT in view of the disposition of all of our owned and operated assets as of January 1, 2004.

Other Income (Expense)

For the year ended December 31, 2004, our total other net expenses were $46.6 million as compared to $21.0 million for the same period in 2003. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs, for the year ended December 31, 2004 was $23.1 million, compared to $18.5 million for the same period in 2003. The increase of $4.6 million was primarily due to higher debt on our balance sheet versus the same period in 2003.

•
For the year ended December 31, 2004, we recorded $19.1 million of refinancing-related charges associated with refinancing our capital structure. The $19.1 million consists of a $6.4 million exit fee paid to our old bank syndication and a $6.3 million non-cash deferred financing cost write-off associated with the termination of our $225 million credit facility and our $50 million acquisition facility, and a loss of approximately $6.5 million associated with the sale of an interest rate cap.

•	For the year ended December 31, 2003, we recorded a $2.6 million one-time, non-cash charge associated with the termination of two credit facilities syndicated by Fleet and Provident Bank during 2003.
•	For the year ended December 31, 2004, we recorded a $3.0 million charge associated with professional liability claims made against our former owned and operated facilities.
•
For the year ended December 31, 2003, we recorded a legal settlement receipt of $2.2 million. In 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain Uniform Commercial Code financing statements on our behalf.

Gain (Loss) from Discontinued Operations
Discontinued operations relate to properties we disposed of in 2004 and are accounted for as discontinued operations under SFAS No. 144. For the year ended December 31, 2004, we sold six closed facilities, realizing proceeds of approximately $5.7 million, net of closing costs and other expenses, resulting in a net gain of approximately $3.3 million. In accordance with SFAS No. 144, the $3.3 million realized net gain is reflected in our consolidated statements of operations as discontinued operations.

Funds From Operations

Our funds from operations available to all equity holders (“FFO”), for the year ended December 31, 2004, was a deficit of ($21.9) million, a decrease of $46.4 million as compared to $24.5 million for the same period in 2003. Our funds from operations available to common stockholders (“FFO available to common stockholders”), for the year ended December 31, 2004, was a deficit of ($21.9) million, a decrease of $56.9 million as compared to $35.0 million for the same period in 2003.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and, consequently, FFO is defined as net income available to all equity holders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization. FFO available to common stockholders is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C cumulative preferred stock (the “Series C preferred stock”) in 2003. We believe that FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue. FFO herein is not necessarily comparable to FFO of other real estate investment trusts (“REITs”) that do not use the same definition or implementation guidelines or interpret the standards differently from us.

We use FFO as one of several criteria to measure operating performance of our business. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
Net (loss) income available to common	$(40,123)	$2,915
Add back loss (deduct gain) from real estate dispositions(1)	(3,310)	149
	(43,433)	3,064
Elimination of non-cash items included in net (loss) income:
Depreciation and amortization(2)	21,551	21,426
Funds from operations available to all equity holders	(21,882)	24,490
Series C Preferred Dividends	-	10,484
Funds from operations available to common stockholders	$(21,882)	$34,974

(1)
The add back of loss/deduction of gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements. The loss (deduct gain) add back includes $3.3 million gain and $0.8 million loss related to facilities classified as discontinued operations for the year ended December 31, 2004 and 2003, respectively.

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. FFO for 2004 and 2003 includes depreciation and amortization of $0.0 million and $0.6 million, respectively, related to facilities classified as discontinued operations.

Taxes

No provision for federal income taxes has been made since we qualify as a REIT under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. For tax year 2004, preferred and common dividend payments of approximately $49 million made throughout 2004 satisfy the 2004 REIT requirements (which states we must distribute at least 90% of our REIT taxable income for the taxable year and meet certain other conditions). We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of December 31, 2004 of $14.6 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Operating Revenues

Our operating revenues for the year ended December 31, 2003 totaled $87.7 million, a decrease of $41.7 million from 2002 revenues. When excluding nursing home revenues of owned and operated assets, revenues were $83.3 million for the year ended December 31, 2003, a decrease of $3.9 million from the comparable prior year period. The decrease during the year was primarily the result of operator restructurings and the sale of our investment in a Baltimore, Maryland asset leased by the USPS.

Detailed changes in revenues during the year ended December 31, 2003 are as follows:

•	Rental income for the year ended December 31, 2003 totaled $64.7 million, an increase of $4.4 million over 2002 rental income.
•	Mortgage interest income for the year ended December 31, 2003 totaled $14.7 million, decreasing $5.7 million.
•	Other investment income for the year ended December 31, 2003 totaled $3.0 million, decreasing $2.3 million.

Operating Expenses

Our operating expenses for the year ended December 31, 2003 totaled $35.2 million, decreasing approximately $62.3 million from expenses of $97.5 million during 2002. When excluding nursing home expenses of owned and operated assets, operating expenses were $29.7 million for the year ended December 31, 2003, a decrease of $6.0 million from the comparable prior year period. The decrease during the year was primarily the result of favorable reductions in general and administrative and legal expenses, provisions for impairments recorded in 2002, offset by an increase in depreciation and amortization expense.

An analysis of changes in our operating expenses during the years ended December 31, 2003 and 2002 is as follows:

•
Our general and administrative expenses for 2003 totaled $6.6 million as compared to $6.8 million for 2002, a decrease of $0.2 million. The decrease is due to lower costs, primarily related to the owned and operated facilities and cost reductions due to reduced staffing, travel and other employee-related expenses.

•
Our legal expenses for 2003 totaled $2.3 million as compared to $2.9 million in 2002. The decrease is largely attributable to a reduction of legal costs associated with our owned and operated facilities due to the releasing efforts, sales and/or closures of 32 owned and operated assets since December 31, 2001.

•
Provisions for impairment of $8.9 million and $15.4 million were recorded in 2003 and 2002, respectively. The 2003 provision of $8.9 million was to reduce the carrying value of two closed facilities to their fair value less cost to dispose. The 2002 provision of $15.4 million reduced the carrying value of several closed facilities to their fair value less cost to dispose. See “Loss from Discontinued Operations” below.

•
We recognized a provision for loss on uncollectible mortgages, notes and accounts receivable of $8.8 million in 2002. The provision included $4.9 million associated with the write-down of two mortgage loans to bankrupt operators and $3.5 million related to the restructuring of debt owed by Madison/OHI Liquidity Investors, LLC (“Madison”) as part of the compromise and settlement of a lawsuit with Madison.

We believe that the presentation of our revenues and expenses, excluding nursing home owned and operated assets, provides a useful measure of the operating performance of our core portfolio as a REIT in view of the disposition of all but one of our owned and operated assets as of December 31, 2003.

Other Income (Expense)

For the year ended December 31, 2003, our total other net expenses were $21.0 million as compared to $33.1 million for the same period in 2002. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs, for the year ended December 31, 2003 was $18.5 million, compared to $24.6 million for the same period in 2002. The decrease in 2003 is due to lower average borrowings on the then existing credit facilities as well as the impact of 2003 refinancing activities and the payoff in 2002 of $97.5 million of 6.95% notes that matured in June 2002.

•	For the year ended December 31, 2003, we recorded a $2.6 million one-time, non-cash charge associated with the termination of two credit facilities syndicated by Fleet and Provident Bank during 2003.
•
For the year ended December 31, 2003, we recorded a legal settlement receipt of $2.2 million. In 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain Uniform Commercial Code financing statements on our behalf.

•
In 2002, we recognized a $7.0 million refinancing expense as we were unable to complete a planned commercial mortgage-backed securities transaction due to the impact on our operators resulting from reductions in Medicare reimbursement and concerns about potential Medicaid rate reductions.

•	During 2002, we recorded a non-cash gain of $0.9 million related to the maturity and payoff of two interest rate swaps with a notional amount of $32.0 million each.

Other
•
During 2003, we sold four closed facilities, which were classified as assets held for sale in 2001, in four separate transactions, realizing proceeds, net of closing costs, of $2.0 million, resulting in a net loss of approximately $0.7 million.

•
During 2003, we sold our investment in a Baltimore, Maryland asset, leased by the USPS, for approximately $19.6 million. The purchaser paid us proceeds of $1.8 million and assumed the first mortgage of approximately $17.6 million. As a result, we recorded a gain of $1.3 million, net of closing costs and other expenses.

•
In 2003, we sold our investment in Principal Healthcare Finance Trust realizing proceeds of approximately $1.6 million, net of closing costs, resulting in an accounting gain of approximately $0.1 million.

Loss from Discontinued Operations

Discontinued operations relates to properties we disposed of in 2004 and 2003 that are accounted for as discontinued operations under SFAS No. 144. The loss of $9.1 million in 2003 versus the loss of $16.1 million in 2002 was primarily due to provisions for impairment of $8.8 million on three closed facilities in 2003 as compared to $13.4 million on several closed facilities in 2002.

Funds From Operations

Our FFO available to common stockholders for the year ended December 31, 2003, was $35.0 million, an increase of $41.5 million as compared to a deficit of $6.5 million for 2002.

 We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the NAREIT, and, consequently, FFO is defined as net income available to all equity holders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization. FFO available to common stockholders is the lower of funds from operations and funds from operations adjusted for the assumed conversion of Series C preferred stock in 2003. We believe that FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue. FFO herein is not necessarily comparable to FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

We use FFO as one of several criteria to measure operating performance of our business. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP and FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

In February 2004, NAREIT informed its member companies that it was adopting the position of the SEC with respect to asset impairment charges and would no longer recommend that impairment write-downs be excluded from FFO. In the tables included in this disclosure, we have applied this interpretation and have not excluded asset impairment charges in calculating our FFO. As a result, our FFO and FFO available to common stockholders may not be comparable to similar measures reported in previous disclosures. According to NAREIT, there is inconsistency among NAREIT member companies as to the adoption of this interpretation of FFO. Therefore, a comparison of our FFO results to another company's FFO results may not be meaningful.

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002

Net income (loss) available to common	$2,915	$(34,761)
Add back loss (deduct gain) from real estate dispositions(1)	149	(2,548)
	3,064	(37,309)
Elimination of non-cash items included in net income (loss):
Depreciation and amortization(2)	21,426	21,270
Adjustment of derivatives to fair value	-	(946)
Funds from operations, available to all equity holders	24,490	(16,985)
Series C Preferred Dividends	10,484	10,484
Funds from operations, available to common stockholders	$34,974	$(6,501)

(1)
The add back of loss/deduction of gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements. The 2003 net loss add back includes $0.8 million loss related to facilities classified as discontinued operations.

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. FFO for 2003 and 2002 includes depreciation and amortization of $0.6 million and $1.1 million, respectively, related to facilities classified as discontinued operations.

Portfolio Developments, New Investments and Recent Developments

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

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the year ended December 31, 2004.

Alterra Healthcare

•	On October 1, 2004, we re-leased one ALF formerly leased by Alterra, located in Ohio and representing 36 beds, to a new operator under a single facility lease.

Claremont Healthcare Holdings, Inc.

•
Effective March 8, 2004, we re-leased three SNFs formerly leased by Claremont, located in Florida and representing 360 beds, to an existing operator. These facilities were added to an existing master lease, the initial term of which has been extended ten years to February, 2014.

•
Effective January 1, 2005, we re-leased one SNF formerly leased to Claremont, located in New Hampshire and representing 68 beds to an existing operator. This facility was added to an existing master lease, which expires on December 31, 2013, followed by two 10-year renewal options.

•
Separately, we continue our ongoing restructuring discussions with Claremont regarding the one facility Claremont currently leases from us. At the time of this filing, we cannot determine the timing or outcome of these discussions. Due to the significant uncertainty of collection, we recognize rental income from Claremont when it is received.

CommuniCare Health Services, Inc.

•
On November 1, 2004, we completed a first mortgage loan, in the amount of approximately $7 million, on one SNF in Cleveland, Ohio. The operator of the facility is an affiliate of CommuniCare Health Services, Inc., an existing tenant of ours. The term of the mortgage is ten years and carries an interest rate of 11%. We received a security deposit equivalent to three months interest.

Essex Healthcare Corporation

•
On January 13, 2005, we completed approximately $58 million of net new investments as a result of the exercise by American Health Care Centers (“American”) of a put agreement with Omega for the purchase by Omega of 13 SNFs. In October 2004, American and its affiliated companies paid one thousand dollars to us and agreed to eliminate the right to prepay the existing Omega mortgage in the event the option was not exercised. The gross purchase price of approximately $79 million was offset by approximately $7 million paid by us to American in 1997 to obtain an option to acquire the properties and reflects approximately $14 million in mortgage loans we had outstanding with American and its affiliates, which encumbered 6 of the 13 properties.

•	The 13 properties, all located in Ohio, will continue to be leased by Essex Healthcare Corporation. The master lease and related agreements have approximately six years remaining.

Guardian LTC Management, Inc.

•
On November 2, 2004, we purchased 14 SNFs and one ALF from subsidiaries of Guardian LTC Management, Inc. (“Guardian”), for a total investment of approximately $72 million. Thirteen of the facilities are located in Pennsylvania and two in Ohio. The 15 facilities were simultaneously leased back to the sellers, which are subsidiaries of Guardian, under a new master lease effective November 2, 2004.

•
On December 3, 2004, we purchased one additional facility located in West Virginia from the sellers for approximately $8 million. The West Virginia facility is a combined SNF and rehabilitation hospital. The West Virginia facility was added to the master lease on December 3, 2004.

•	The term of the master lease is ten years and runs through October 31, 2014, followed by four renewal options of five years each. We also received a security deposit equivalent to three months rent.

Haven Healthcare Management

•
On April 1, 2004, we purchased three SNFs, representing 399 beds, for a total investment of approximately $26 million. Two of the facilities are located in Vermont and the third is located in Connecticut. The facilities were combined into an existing master lease with Haven. The term of the master lease was increased to ten years on January 1, 2004 and will expire on December 31, 2013, followed by two ten-year renewal options. We received a security deposit equivalent to three months of incremental rent.

Mariner Health Care, Inc.

•
On December 10, 2004, Mariner notified us of its intention to exercise its right to prepay in full the approximately $60 million aggregate principal amount owed to us under a promissory note secured by a mortgage with an interest rate of 11.57%, together with the required prepayment premium of 3% of the outstanding principal balance and all accrued and unpaid interest, on February 1, 2005. In addition, pursuant to certain provisions contained in the promissory note, Mariner will pay us an amendment fee owing for the period ending on February 1, 2005..

Senior Management

•
On April 30, 2004, we purchased two SNFs representing 477 beds, for a total investment of approximately $9 million. The purchase price includes funds for capital expenditures, additional bed licenses and transaction costs. Both facilities are located in Texas and were combined into an existing master lease with Senior Management. The term of the master lease has been increased to ten years and is followed by two ten-year renewal options. During the first lease year, Senior Management will fund a security deposit equivalent to approximately four months of incremental rent.

Sun Healthcare Group, Inc.

•
Effective November 1, 2004, we re-leased two SNF’s formerly leased by Sun, both located in California. The first, representing 59 beds, was re-leased to a new operator under a single facility lease with a five year term. The second, representing 98 beds, was also re-leased to a new operator under a single facility lease with a three and a half year term.

•
On March 1, 2004, we entered into an agreement with Sun regarding 51 properties that are leased to various affiliates of Sun. Under the terms of a master lease agreement, Sun will continue to operate and occupy 23 long-term care facilities, five behavioral properties and two hospital properties through December 31, 2013. One property, located in Washington and formerly operated by a Sun affiliate, has already been closed and the lease relating to that property has been terminated. With respect to the remaining 20 facilities, 17 have already been transferred to new operators and three are in the process of being transferred to new operators.

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

•	On March 1, 2004, we re-leased one SNF formerly leased by Sun, located in California and representing 58 beds, to a new operator under a master lease, which has a ten-year term.

•
Effective January 1, 2004, we re-leased five SNFs to an existing operator under a new master lease, which has a five-year term. Four former Sun SNFs, three located in Illinois and one located in Indiana, representing an aggregate of 449 beds, were part of the transaction. The fifth SNF in the transaction, located in Illinois and representing 128 beds, was the last remaining owned and operated facility in our portfolio.

Tiffany Care Centers, Inc.

•	On April 6, 2004, we received approximately $5 million in proceeds on a mortgage loan payoff. We held mortgages on five facilities located in Missouri, representing 319 beds.

Asset Dispositions in 2004

Other Assets

•
In connection with refinancing our $225 million senior secured credit facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004.

Closed Facilities

•
During 2004, we sold six closed facilities, realizing proceeds of approximately $5.7 million, net of closing costs and other expenses, resulting in an accounting gain of approximately $3.3 million. As a result of these transactions, we currently have no closed facilities remaining in our portfolio.

•
In accordance with SFAS No. 144, the $3.3 million realized net gain from the sales are included within discontinued operations in our consolidated statements of operations for their respective time periods.

Liquidity and Capital Resources

At December 31, 2004, we had total assets of $833.6 million, stockholders equity of $432.5 million and debt of $379.5 million, representing approximately 46.7% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2004.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)
Long-term debt(1)	$378,170	$370	$100,805	$15,900	$261,095
Other long-term liabilities	786	151	401	234	-
Total	$378,956	$521	$101,206	$16,134	$261,095

(1)
The $378.2 million includes the $100.0 million aggregate principal amount of 6.95% Senior Notes due 2007, $15 million in borrowings under the $200 million credit facility borrowing, which matures in March 2008, and $260 million aggregate principal amount of 7.0% Senior Notes due 2014.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

We have a $200 million revolving senior secured credit facility (“Credit Facility”). At December 31, 2004, $15.0 million was outstanding under the Credit Facility and $4.3 million was utilized for the issuance of letters of credit, leaving availability of $180.7 million. The $15.0 million of outstanding borrowings had a blended interest rate of 5.41% at December 31, 2004.

On December 2, 2004, we exercised our right to increase the revolving commitments under our Credit Facility by an additional $25 million, to $200 million. Additionally, on April 30, 2004, we exercised our right to increase the revolving commitments under our Credit Facility by an additional $50 million, to $175 million. All other terms of the Credit Facility, which closed on March 22, 2004 with commitments of $125 million, remain substantially the same. The Credit Facility will be used for acquisitions and general corporate purposes. Bank of America, N.A. serves as Administrative Agent for the Credit Facility.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2004, we were in compliance with all property level and corporate financial covenants.

4.0 Million Primary Share Common Stock Offering

On December 15, 2004, we closed an underwritten public offering of 4,025,000 shares of our common stock at a price of $11.96 per share, less underwriting discounts. The offering included 525,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters. We received approximately $46 million in net proceeds from the sale of the shares, after deducting underwriting discounts and before estimated offering expenses.

$60 Million 7% Senior Unsecured Notes Offering

On October 29, 2004, we completed a privately placed offering of an additional $60 million aggregate principal amount of 7% senior notes due 2014 (the “Additional Notes”) at an issue price of 102.25% of the principal amount of the Additional Notes, resulting in gross proceeds of approximately $61 million. The terms of the Additional Notes offered were substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014 issued in March 2004. (For additional information regarding our existing notes, see “$200 Million 7% Senior Unsecured Notes Offering and $125 Million Credit Facility” below). The Additional Notes were issued through a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 (the “Securities Act”) and in offshore transactions pursuant to Regulation S under the Securities Act.

On December 21, 2004, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange (the “Additional Notes Exchange Offer”) up to $60 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “Additional Exchange Notes”), for all of our outstanding unregistered Additional Notes. On February 11, 2005, we commenced the Additional Notes Exchange Offer, which currently expires on March 18, 2005. The terms of the Additional Exchange Notes will be identical to the terms of the Additional Notes, except that the Additional Exchange Notes will be registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Additional Exchange Notes will represent our unsecured senior obligations and will be guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. There can be no assurance that we will experience full participation in the Additional Notes Exchange Offer. In the event all the Additional Notes are not exchanged in the Additional Notes Exchange Offer, we will have two classes of 7% senior notes outstanding.

Universal Shelf Registration Statement

On July 26, 2004, we filed a universal shelf registration statement on Form S-3 with the SEC. The registration statement was declared effective by the SEC on August 27, 2004, allowing us to offer and sell up to $500 million aggregate amount of our common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. The terms of any such future offerings will be established at the time of such offering. At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be prepared and filed containing specific information about the terms of any such offering. On December 15, 2004, we sold 4,025,000 shares of common stock under the universal shelf registration statement.

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

Series C Preferred Stock Repurchase

On February 5, 2004, we announced that Explorer Holdings L.P. (“Explorer”), our then largest stockholder, granted us the option to repurchase up to 700,000 shares of our Series C preferred stock which were convertible into our common shares held by Explorer at a negotiated purchase price of $145.92 per share of Series C preferred stock (or $9.12 per common share on an as converted basis). Explorer further agreed to convert any remaining Series C preferred stock into our common stock.

Series D Preferred Stock Offering

On February 10, 2004, we closed on the sale of 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock (the “Series D preferred stock”) at a price of $25 per share. The Series D preferred stock is listed on the NYSE under the symbol “OHI PrD.”

Series C Preferred Stock Redemption and Conversion

We used approximately $102.1 million of the net proceeds from the Series D preferred stock offering to repurchase 700,000 shares of our Series C preferred stock from Explorer. In connection with the closing of the repurchase, Explorer converted its remaining 348,420 shares of Series C preferred stock into approximately 5.6 million shares of our common stock. Following the repurchase and conversion, Explorer held approximately 18.1 million of our common shares.

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

18.1 Million Secondary and 2.7 Million Share Primary Offering of Our Common Stock

On March 8, 2004, we announced the closing of an underwritten public offering of 18.1 million shares of our common stock, owned by Explorer, at a price of $9.85 per share (the “Secondary Offering”). As a result of the Secondary Offering, Explorer no longer owned any shares of our common stock. We did not receive any proceeds from the sale of the shares sold by Explorer.

In connection with the Secondary Offering, we issued approximately 2.7 million additional shares of our common stock at a price of $9.85 per share, less underwriting discounts (the “Over-Allotment Offering”), to cover over-allotments in connection with the Secondary Offering. We received net proceeds of approximately $23 million from the Over-Allotment Offering.

$200 Million 7% Senior Unsecured Notes Offering and $125 Million Credit Facility

Effective March 22, 2004, we closed a private offering of $200 million aggregate principal amount of 7% senior unsecured notes due 2014 (the “Initial Notes”) and the Credit Facility provided by Bank of America, N.A., Deutsche Bank AG, UBS Loan Finance, LLC and GE Healthcare Financial Services. We used proceeds from the offering of the Initial Notes to replace and terminate our previous $225 million senior secured credit facility and $50 million acquisition credit facility (collectively, the “Prior Credit Facility”). The Credit Facility will be used for acquisitions and general corporate purposes. In connection with the termination of the Prior Credit Facility, we recorded a charge of approximately $12.6 million, of which $6.3 million consisted of non-cash charges relating to deferred financing costs of the previous credit facilities.

On June 21, 2004, we filed a registration statement on Form S-4, as amended on July 26, 2003 and August 25, 2004, under the Securities Act, with the SEC offering to exchange (the “Exchange Offer”) up to $200 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “Exchange Notes”), for all of our outstanding unregistered Initial Notes. In September 2004, upon the expiration of the Exchange Offer, $200 million aggregate principal amount of Exchange Notes were exchanged for the unregistered Initial Notes. As a result of the Exchange Offer, no Initial Notes remain outstanding. The terms of the Exchange Notes are identical to the terms of the Initial Notes, except that the Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Exchange Notes represent our unsecured senior obligations and have been guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. Following the completion of the Additional Notes Exchange Offer discussed above, the Additional Exchange Notes will trade together with the Exchange Notes as a single class of securities.

$200 Million Interest Rate Cap Sale

In connection with the repayment and termination of our Prior Credit Facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our Credit Facility has certain financial covenants which limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s FFO as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status. The Loan Agreement, defines FFO as net income (or loss), plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.
On January 18, 2005, our Board of Directors announced a common stock dividend of $0.20 per share, an increase of $0.01 per common share. The common stock dividend was paid February 15, 2005 to common stockholders of record on January 31, 2005. Also on January 18, 2005, our Board of Directors declared regular quarterly dividends for all classes of preferred stock, which was paid February 15, 2005 to preferred stockholders of record on January 31, 2005. Holders of record of our 8.625% Series B cumulative preferred stock (the “Series B preferred stock”) and 8.375% Series D cumulative redeemable preferred stock (the “Series D preferred stock”) on January 31, 2005 were paid dividends in the amount of approximately $0.53906 and $0.52344, per preferred share, respectively, on February 15, 2005. The liquidation preference for each of our Series B and D preferred stock is $25.00. Regular quarterly preferred dividends represent dividends for the period November 1, 2004 through January 31, 2005 for the Series B and Series D preferred stock.

On October 19, 2004, our Board of Directors announced a common stock dividend of $0.19 per share, an increase of $0.01 per common share. The common stock dividend was paid November 15, 2004 to common stockholders of record on October 29, 2004. In addition, our Board of Directors also declared regular quarterly dividends for all classes of preferred stock to preferred stockholders of record on October 29, 2004. These holders of the Series B preferred stock and the Series D preferred stock were paid dividends in the amount of $0.53906 and $0.52344, per preferred share, respectively, on November 15, 2004. Regular quarterly preferred dividends represent dividends for the period August 1, 2004 through October 31, 2004 for the Series B and Series D preferred stock.

On July 20, 2004, our Board of Directors announced a common stock dividend of $0.18 per share. The common stock dividend was paid August 16, 2004 to common stockholders of record on July 30, 2004. In addition, our Board of Directors also declared regular quarterly dividends for all classes of preferred stock to preferred stockholders of record on July 30, 2004. These holders of the Series B preferred stock and the Series D preferred stock were paid dividends in the amount of $0.53906 and $0.52344, per preferred share, respectively, on August 16, 2004. Regular quarterly preferred dividends represented dividends for the period May 1, 2004 through July 31, 2004 for both the Series B preferred stock and the Series D preferred stock.

On March 29, 2004, our Board of Directors declared regular quarterly dividends for all classes of preferred stock, payable on May 17, 2004 to preferred stockholders of record on April 30, 2004. These holders of the Series B preferred stock and the Series D preferred stock received dividends in the amount of $0.53906 and $0.47109, per preferred share, respectively, on May 17, 2004. Regular quarterly preferred dividends represented dividends for the period February 1, 2004 through April 30, 2004 for the Series B preferred stock and February 10, 2004 through April 30, 2004 for the Series D preferred stock. On April 20, 2004, our Board of Directors announced a common stock dividend of $0.18 per share, which is a $0.01 per share, or 5.9% increase over the previous quarter’s dividend. The common stock dividend was paid May 17, 2004 to common stockholders of record on April 30, 2004.

In March 2004, our Board of Directors authorized the redemption of all outstanding 2.3 million shares of our Series A preferred stock. The Series A preferred stock was redeemed on April 30, 2004 for $25 per share, plus $0.57813 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.57813 per share.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our Credit Facility and expected proceeds from mortgage payoffs are more than adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

•  normal recurring expenses;
•  debt service payments;
•  preferred stock dividends;
•  common stock dividends; and
•  growth through acquisitions of additional properties.

The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of facilities we lease or have mortgages on; (ii) rental and mortgage rates; (iii) our debt service obligations; and (iv) general, administrative and legal expenses. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets environment may impact the availability of cost-effective capital and affect our plans for acquisition and disposition activity.

Cash and cash equivalents totaled $12.1 million as of December 31, 2004, an increase of $9.0 million as compared to the balance at December 31, 2003. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $54.4 million for the year ended December 31, 2004 as compared to $56.5 million for the same period in 2003. The $2.1 million decrease is due primarily to a $3.0 million charge associated with professional liability claims (see Note 14 - Litigation) and normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was an outflow of $106.2 million for the year ended December 31, 2004 as compared to an inflow of $31.1 million for the same period in 2003. The decrease of $137.3 million was primarily due to: (i) acquisitions completed in April, November and December of 2004; and (ii) a mortgage placed in November 2004; offset partially by: (i) mortgage payoffs in 2004; and (ii) a decrease in the incremental cash flow from asset sales in 2003 as compared to 2004.

Financing Activities - Net cash flow from financing activities was an inflow of $60.9 million for the year ended December 31, 2004 as compared to an outflow of $98.8 million for the same period in 2003. The change in financing cash flow was primarily a result of: (i) issuance of $118.5 million of preferred equity; (ii) a public issuance of 2.7 million shares of our common stock at a price of $9.85 per share; (iii) a public issuance of 4.0 million shares of our common stock at a price of $11.96 per share; (iv) private offerings of a combined $260 million of senior unsecured notes; and (v) the sale of an interest rate cap. The financial cash inflows were partially offset by: (i) the redemption of our Series A preferred stock and Series C preferred stock; (ii) repayment of Prior Credit Facility and related termination fees; and (iii) payments of common and preferred dividend payments.

Effects of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not have any financial instruments that meet the provisions of SFAS No. 150; therefore, adopting the provisions of SFAS No. 150 did not have an impact on our results of operations or financial position.

In December 2003, the FASB issued the revised Financial Interpretation Number (“FIN”) 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. FIN 46R was effective March 31, 2004. Variable interest entities (“VIEs”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. We do not have any entities that meet the definition of a variable interest entity under FIN 46R; therefore, the provisions of FIN 46R did not have an impact on our results of operations or financial position.

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for Omega after June 15, 2005 (i.e., our third quarter 2005). All public companies must use either the modified prospective or the modified retrospective transition method. We are currently evaluating the impact of adoption of this pronouncement, which must be adopted in the third quarter of fiscal year 2005.

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
Notes receivable - The fair value of notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Borrowings under lines of credit arrangement - The carrying amount approximates fair value because the borrowings are interest rate adjustable.

Senior unsecured notes - The fair value of the senior unsecured notes is estimated by discounting the future cash flows using the current borrowing rate available for the similar debt.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2004 was approximately $399 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $20 million.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 is included in Note 15 to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of December 31, 2004.

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

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our 2004 financial statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to our company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

For information regarding Executive Officers of our company, see Item 1 - Business of the Company - Executive Officers of Our Company.

Code of Business Conduct and Ethics. We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer and controller. A copy of our Code of Ethics is available on our website at www.omegahealthcare.com and print copies are available upon request without charge. You can request print copies by contacting our Chief Financial Officer in writing at Omega Healthcare Investors, Inc., 9690 Deereco Road, Suite 100, Timonium, Maryland 21093 or by telephone at 410-427-1700. Any amendment to our Code of Ethics or any waiver of our Code of Ethics will be disclosed on our website at www.omegahealthcare.com promptly following the date of such amendment or waiver.

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14 - Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III - Real Estate and Accumulated Depreciation	F-36
Schedule IV - Mortgage Loans on Real Estate	F-37

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or have been omitted because sufficient information has been included in the notes to the Financial Statements.

(a)(3) Listing of Exhibits — See Index to Exhibits beginning on Page I-1 of this report.

(b) Reports on Form 8-K.

The following reports were filed during the quarter ended December 31, 2004:
•	Current Report on Form 8-K filed on December 13, 2004;
•	Current Report on Form 8-K filed on December 3, 2004;
•	Current Report on Form 8-K filed on November 9, 2004;
•	Current Report on Form 8-K filed on November 8, 2004;
•	Current Report on Form 8-K filed on October 29, 2004;
•	Current Report on Form 8-K filed on October 29, 2004; and
•	Current Report on Form 8-K filed on October 18, 2004;

The following report on Form 8-K was furnished during the quarter ended December 31, 2004:
•	Current Report on Form 8-K furnished on October 26, 2004

(c) Exhibits — See Index to Exhibits beginning on Page I-1 of this report.

(d)  Financial Statement Schedules — The following consolidated financial statement schedules are included herein:

Schedule III — Real Estate and Accumulated Depreciation

Schedule IV — Mortgage Loans on Real Estate

Management’s Report on Internal Control over Financial Reporting

The management of Omega Healthcare Investors, Inc. (“Omega”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Omega have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Omega’s management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, Omega’s internal control over financial reporting is effective based on those criteria.

Omega's independent auditors have issued an audit report on our assessment of the company's internal control over financial reporting. This report appears on page F3 of our Annual Report on Form 10-K attached hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 11, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Omega Healthcare Investors, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Omega Healthcare Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Omega Healthcare Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 11, 2005

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31,
	2004	2003
ASSETS
Real estate properties
Land and buildings, at cost	$808,574	$692,454
Less accumulated depreciation	(153,379)	(134,477)
Real estate properties—net	655,195	557,977
Mortgage notes receivable—net	118,058	119,784
	773,253	677,761
Other investments—net	29,699	29,178
Total investments	802,952	706,939

Cash and cash equivalents	12,083	3,094
Accounts receivable—net	5,582	2,592
Interest rate cap	—	5,537
Other assets	12,733	8,562
Operating assets for owned properties	213	2,289
Total assets	$833,563	$729,013
LIABILITIES AND STOCKHOLDERS EQUITY
Revolving lines of credit and term loan	$15,000	$177,074
Unsecured borrowings	360,000	100,000
Premium on unsecured borrowings	1,338	—
Other long-term borrowings	3,170	3,520
Accrued expenses and other liabilities	21,067	8,253
Operating liabilities for owned properties	508	3,931
Total liabilities	401,083	292,778

Stockholders equity:
Preferred stock $1.00 par value; authorized—20,000 shares:
Issued and outstanding in 2003—2,300 shares Class A with an aggregate liquidation preference of $57,500		57,500
Issued and outstanding—2,000 shares Class B with an aggregate liquidation preference of $50,000	50,000	50,000
Issued and outstanding in 2003—1,048 shares Class C with an aggregate liquidation preference of $104,842	—	104,842
Issued and outstanding in 2004—4,740 shares Class D with an aggregate liquidation preference of $118,488	118,488	—
Common stock $.10 par value; authorized—100,000 shares
Issued and outstanding—50,824 shares in 2004 and 37,291 shares in 2003	5,082	3,729
Additional paid-in capital	592,698	481,467
Cumulative net earnings	191,013	174,275
Cumulative dividends paid	(480,292)	(431,123)
Cumulative dividends - redemption	(41,054)	—
Unamortized restricted stock awards	(2,231)	—
Accumulated other comprehensive loss	(1,224)	(4,455)
Total stockholders equity	432,480	436,235
Total liabilities and stockholders equity	$833,563	$729,013

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues
Rental income	$73,982	$64,653	$60,233
Mortgage interest income	13,266	14,656	20,351
Other investment income - net	2,372	2,982	5,302
Miscellaneous	831	1,048	1,384
Nursing home revenues of owned and operated assets	-	4,395	42,203
Total operating revenues	90,451	87,734	129,473
Expenses
Depreciation and amortization	21,513	20,793	20,155
General and administrative	6,213	6,557	6,775
Restricted stock expense	1,115	-	-
Legal	1,513	2,301	2,869
Provision for impairment	-	74	1,977
Provisions for uncollectible mortgages, notes and accounts receivable	-	-	3,941
Nursing home expenses of owned and operated assets	-	5,493	61,765
Total operating expenses	30,354	35,218	97,482

Income before other income and expense	60,097	52,516	31,991
Other income (expense):
Interest and other investment income	122	182	373
Interest expense	(23,050)	(18,495)	(24,548)
Interest - amortization of deferred financing costs	(1,852)	(2,307)	(2,833)
Interest - refinancing costs	(19,106)	(2,586)	(7,000)
Owned and operated professional liability claims	(3,000)	-	-
Litigation settlements	-	2,187	-
Adjustment of derivative to fair value	256	-	946
Total other expense	(46,630)	(21,019)	(33,062)

Income before gain on assets sold	13,467	31,497	(1,071)
Gain from assets sold - net	-	665	2,548
Income from continuing operations	13,467	32,162	1,477
Gain (loss) from discontinued operations	3,271	(9,132)	(16,123)
Net income	16,738	23,030	(14,646)
Preferred stock dividends	(15,807)	(20,115)	(20,115)
Preferred stock conversion and redemption charges	(41,054)	-	-
Net income (loss) available to common	$(40,123)	$2,915	$(34,761)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.95)	$0.32	$(0.54)
Net income (loss)	$(0.88)	$0.08	$(1.00)
Diluted:
Income (loss) from continuing operations	$(0.95)	$0.32	$(0.54)
Net income (loss)	$(0.88)	$0.08	$(1.00)

Dividends declared and paid per common share	$0.72	$0.15	$-

Weighted-average shares outstanding, basic	45,472	37,189	34,739
Weighted-average shares outstanding, diluted	45,472	38,154	34,739

Components of other comprehensive income:
Net income	$16,738	$23,030	$(14,646)
Unrealized (loss) gain on investments and hedging contracts	3,231	(1,572)	(1,064)
Total comprehensive income (loss)	$19,969	$21,458	$(15,710)

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(In thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Preferred Stock	Cumulative Net Earnings

Balance at December 31, 2001 (19,999 common shares)	$2,000	$438,071	$212,342	$165,891
Issuance of common stock:
Release of restricted and amortization of deferred stock compensation	—	—	—	—
Dividend reinvestment plan (1 share)	—	5	—	—
Rights offering (17,123 shares)	1,712	42,888	—	—
Grant of stock as payment of director fees (18 shares at an average of $5.129 per share)	2	88	—	—
Net loss for 2002	—	—	—	(14,646)
Unrealized gain on Omega Worldwide, Inc.	—	—	—	—
Realized gain on sale of Omega Worldwide, Inc.	—	—	—	—
Unrealized gain on hedging contracts	—	—	—	—
Unrealized loss on interest rate cap	—	—	—	—

Balance at December 31, 2002 (37,141 common shares)	3,714	481,052	212,342	151,245
Issuance of common stock:
Release of restricted stock and amortization of deferred stock compensation	—	—	—	—
Dividend reinvestment plan (6 shares)	1	41	—	—
Exercised options (121shares at an average exercise price of $2.373 per share)	12	275	—	—
Grant of stock as payment of directors fees (23 shares at an average of $4.373 per share)	2	99	—	—
Net income for 2003	—	—	—	23,030
Common dividends paid ($0.15 per share).	—	—	—	—
Preferred dividends paid (Series A of $6.359 per share, Series B of $5.930 per share and Series C of $2.50 per share)	—	—	—	—
Unrealized loss on interest rate cap	—	—	—	—

Balance at December 31, 2003 (37,291 common shares)	3,729	481,467	212,342	174,275
Issuance of common stock:
Grant of restricted stock (318 shares at $10.54 per share)	—	3,346	—	—
Amortization of restricted stock	—	—	—	—
Dividend reinvestment plan (16 shares at $9.84 per share)	2	157	—	—
Exercised options (1,190 shares at an average exercise price of $2.775 per share)	119	(403)	—	—
Grant of stock as payment of directors fees (10 shares at an average of $10.3142 per share)	1	101	—	—
Equity offerings (2,718 shares at $9.85 per share)	272	23,098	—	—
Equity offerings (4,025 shares at $11.96 per share)	403	45,437	—	—
Net income for 2004	—	—	—	16,738
Purchase of Explorer common stock (11,200 shares).	(1,120)	(101,025)	—	—
Common dividends paid ($0.72 per share).	—	—	—	—
Issuance of Series D preferred stock (4,740 shares).	—	(3,700)	118,488	—
Series A preferred redemptions.	—	2,311	(57,500)	—
Series C preferred stock conversions.	1,676	103,166	(104,842)	—
Series C preferred stock redemptions	—	38,743	—	—
Preferred dividends paid (Series A of $1.156 per share, Series B of $2.156 per share and Series D of $1.518 per share)	—	—	—	—
Sale of interest rate cap	—	—	—	—
Unrealized loss on investments	—	—	—	—

Balance at December 31, 2004 (50,824 common shares)	$5,082	$592,698	$168,488	$191,013
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(In thousands, except per share amounts)
	Cumulative Dividends	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2001 (19,999 common shares)	$(365,654)	$(142)	$(1,818)	$450,690
Issuance of common stock:
Release of restricted and amortization of deferred stock compensation	—	26	—	26
Dividend reinvestment plan (1 share)	—	—	—	5
Rights offering (17,123 shares)	—	—	—	44,600
Grant of stock as payment of director fees (18 shares at an average of $5.129 per share)	—	—	—	90
Net loss for 2002	—	—	—	(14,646)
Unrealized gain on Omega Worldwide, Inc.	—	—	558	558
Realized gain on sale of Omega Worldwide, Inc.	—	—	411	411
Unrealized gain on hedging contracts	—	—	849	849
Unrealized loss on interest rate cap	—	—	(2,882)	(2,882)

Balance at December 31, 2002 (37,141 common shares)	(365,654)	(116)	(2,882)	479,701
Issuance of common stock:
Release of restricted stock and amortization of deferred stock compensation	—	116	—	116
Dividend reinvestment plan (6 shares)	—	—	—	42
Exercised options (121shares at an average exercise price of $2.373 per share)	—	—	—	287
Grant of stock as payment of directors fees (23 shares at an average of $4.373 per share)	—	—	—	101
Net income for 2003	—	—	—	23,030
Common dividends paid ($0.15 per share).	(5,582)	—	—	(5,582)
Preferred dividends paid (Series A of $6.359 per share, Series B of $5.930 per share and Series C of $2.50 per share)	(59,887)	—	—	(59,887)
Unrealized loss on interest rate cap	—	—	(1,573)	(1,573)

Balance at December 31, 2003 (37,291 common shares)	(431,123)	—	(4,455)	436,235
Issuance of common stock:
Grant of restricted stock (318 shares at $10.54 per share)	—	(3,346)	—	—
Amortization of restricted stock	—	1,115	—	1,115
Dividend reinvestment plan (16 shares)	—	—	—	159
Exercised options (1,190 shares at an average exercise price of $2.775 per share)	—	—	—	(284)
Grant of stock as payment of directors fees (10 shares at an average of $10.3142 per share)	—	—	—	102
Equity offerings (2,718 shares)	—	—	—	23,370
Equity offerings (4,025 shares)	—	—	—	45,840
Net income for 2004	—	—	—	16,738
Purchase of Explorer common stock (11,200 shares).	—	—	—	(102,145)
Common dividends paid ($0.72 per share).	(32,151)	—	—	(32,151)
Issuance of Series D preferred stock (4,740 shares)	—	—	—	114,788
Series A preferred stock redemptions	(2,311)	—	—	(57,500)
Series C preferred stock conversions	—	—	—	—
Series C preferred stock redemptions	(38,743)	—	—	—
Preferred dividends paid (Series A of $1.156 per share, Series B of $2.156 per share and Series D of $1.518 per share)	(17,018)	—	—	(17,018)
Sale of interest rate cap	—	—	6,014	6,014
Unrealized loss on investments	—	—	(2,783)	(2,783)

Balance at December 31, 2004 (50,824 common shares)	$(521,346)	$(2,231)	$(1,224)	$432,480
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2004	2003	2002
Cash flow from operating activities
Net income (loss)	$16,738	$23,030	$(14,646)
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	21,551	21,426	21,270
Provisions for impairment (including amounts in discontinued operations)	—	8,894	15,366
Provisions for uncollectible mortgages, notes and accounts receivable (including amounts in discontinued operations)	—	—	8,844
Refinancing costs	19,106	2,586	7,000
Amortization for deferred finance costs	1,852	2,307	2,833
(Gain) loss on assets sold - net	(3,358)	148	(2,548)
Restricted stock amortization expense	1,115	—	—
Adjustment of derivatives to fair value	(256)	—	(946)
Other	(55)	(45)	(40)
Net change in accounts receivable	(2,990)	174	1,799
Net change in other assets	(72)	303	289
Net change in operating assets and liabilities	731	(2,370)	8,035
Net cash provided by operating activities	54,362	56,453	47,256

Cash flow from investing activities
Acquisition of real estate	(114,214)	—	—
Placement of mortgage loans	(6,500)	—	—
Proceeds from sale of stock	480	—	—
Proceeds from sale of real estate investments	5,672	12,911	1,246
Capital improvements and funding of other investments	(5,606)	(1,504)	(727)
Proceeds from other investments and assets held for sale - net	9,145	23,815	16,027
Investments in other investments- net	(3,430)	(7,736)	—
Collection of mortgage principal	8,226	3,624	14,334
Net cash (used in) provided by investing activities	(106,227)	31,110	30,880

Cash flow from financing activities
Proceeds from credit line borrowings	157,700	260,977	20,005
Payments of credit line borrowings	(319,774)	(260,903)	(36,694)
Prepayment of re-financing penalty	(6,378)	—	—
Proceeds from long-term borrowings	261,350	—	13,293
Payments of long-term borrowings	(350)	(25,942)	(98,111)
Proceeds from sale of interest rate cap	3,460	—	(10,140)
Receipts from Dividend Reinvestment Plan	159	42	5
Receipts from exercised options	1,806	287	—
Payments for exercised options	(2,090)	—	—
Dividends paid	(49,169)	(65,469)	—
Redemption of preferred stock	(57,500)	—	—
Proceeds from preferred stock offering	12,643	—	—
Proceeds from common stock offering	69,210	—	44,600
Deferred financing costs paid	(10,213)	(7,801)	(1,650)
Net cash provided by (used in) financing activities	60,854	(98,809)	(68,692)

Increase (decrease) in cash and cash equivalents	8,989	(11,246)	9,444
Cash and cash equivalents at beginning of year	3,094	14,340	4,896
Cash and cash equivalents at end of year	$12,083	$3,094	$14,340
Interest paid during the year	$19,150	$18,101	$26,036
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”). From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care nursing homes, assisted living facilities and rehabilitation hospitals. At December 31, 2004, we have investments in 221 healthcare facilities located throughout the United States.

Consolidation

Our consolidated financial statements include the accounts of Omega and all direct and indirect wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

In prior years, we had a reportable segment relating to our portfolio of owned and operated facilities that we acquired as a result of certain foreclosure proceedings. However, owned and operated facilities are not our core business, and thus we divested all of our owned and operated facilities. As of January 1, 2004, the divestment process had been sufficiently implemented such that our holdings of owned and operated facilities were immaterial and thus no longer constituted a separate reportable segment.  As of December 31, 2004, we had no owned and operated facilities. In addition, we previously reported a segment entitled "Corporate and Other;" however, all of the items classified thereunder are properly allocable to core operations and, as result, do not currently constitute a separate reportable segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investments and Depreciation

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Asset Impairment

Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be permanently less than the carrying values of the assets. An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

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

During the year ended December 31, 2004, we did not recognize an impairment loss; however, during the years ended December 31, 2003 and 2002, we recognized impairment losses of $8.9 million and $15.4 million, respectively, including amounts in discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes these indicators are permanent, then the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. During the year ended December 31, 2004 and 2003, we did not recognize an impairment loss; however, during the year ended December 31, 2002, we recognized an impairment loss of $8.8 million, including amounts in discontinued operations.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2004, we had one marketable security (i.e., shares of a publicly traded company; see Note 5 - Other Investments) where the fair value had temporarily declined below its carrying value. The fair value of this security is directly impacted by stock market volatility. We are not aware of any factors associated with this marketable security and its issuer that would otherwise materially adversely affect our ability to realize our investment in this asset.

Comprehension Income

SFAS 130, “Reporting Comprehensive Income,” establishes guideline for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in stockholders equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Amortization of financing costs totaling $1.9 million, $2.3 million and $2.8 million in 2004, 2003 and 2002, respectively, is classified as “interest - amortization of deferred financing costs” in our audited consolidated statements of operations. When financings are terminated, unamortized amounts paid, as well as, charges incurred for the termination, are expensed at the time the termination is made. In addition, amounts paid for financings that are not ultimately completed are expensed at the time the determination is made that such financings are not viable. In 2002, $7.0 million of such costs were expensed and were classified as “interest - refinancing costs” in our 2002 consolidated statements of operations.

We have adopted Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and, accordingly gains and losses from the extinguishment of debt are presented as interest expense within income from continuing operations in the accompanying consolidated financial statements.

Revenue Recognition

Rental income is recognized as earned over the terms of the related master leases. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index (“CPI”)) as defined in the master leases. One lease with a tenant contains provisions relating to increases in rental payments over the term of the leases. Rental income under this lease is recognized over the term of the lease on a straight-line basis. Mortgage interest income is recognized as earned over the terms of the related mortgage notes.

Reserves are taken against earned revenues from leases and mortgages when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, lease revenues are recorded as received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

Nursing home revenues from owned and operated assets (primarily Medicare, Medicaid and other third party insurance) are recognized as patient services are provided.

Owned and Operated Assets

If real estate is acquired and operated pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and recorded at the lower of cost or fair value.

Assets Held for Sale and Discontinued Operations

When a formal plan to sell real estate was adopted and we held a contract for sale, the real estate was classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities was excluded from operations after management has committed to a plan to sell the asset. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets sold or designated as held for sale are reported as discontinued operations in our financial statements for all periods presented.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options and the conversion of our Series C preferred stock.

Federal and State Income Taxes

As a qualified REIT, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. To the extent that we have foreclosure income from our owned and operated assets, we will incur federal tax at a rate of 35%. To date, our owned and operated assets have generated losses, and therefore, no provision for federal income tax is necessary. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently we have two TRS’ that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRS’ had net operating loss carry-forwards as of December 31, 2004 of $14.6 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

Stock-Based Compensation

Our company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was effective January 1, 2003, requires certain disclosures related to our stock-based compensation arrangements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to our stock-based compensation.

	Twelve Months Ended December 31,
	2004	2003	2002
(In thousands, except per share amounts)
Net (loss) income to common stockholders	$(40,123)	$2,915	$(34,761)
Add: Stock-based compensation expense included in net (loss) income to common stockholders	1,115	—	—
	(39,008)	2,915	(34,761)
Less: Stock-based compensation expense determined under the fair value based method for all awards	1,140	79	70
Pro forma net (loss) income to common stockholders	$(40,148)	$2,836	$(34,831)

Earnings per share:
Basic, as reported	$(0.88)	$0.08	$(1.00)
Basic, pro forma	$(0.88)	$0.08	$(1.00)
Diluted, as reported	$(0.88)	$0.08	$(1.00)
Diluted, pro forma	$(0.88)	$0.07	$(1.00)

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In connection with the implementation of the Black-Scholes options valuation model, for each of the years ended December 31, 2004, 2003, and 2002, we made the following significant weighted-average assumptions:

Significant Weighted-Average Assumptions:
Risk-free Interest Rate at time of Grant	2.50%
Expected Stock Price Volatility	3.00%
Expected Option Life in Years (a)	4
Expected Dividend Payout	5.00%
(a) Expected life is based on contractual expiration dates

Effects of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not have any financial instruments that meet the provisions of SFAS No. 150; therefore, adopting the provisions of SFAS No. 150 did not have an impact on our results of operations or financial position.

In December 2003, the FASB issued the revised Financial Interpretation Number (“FIN”) 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. FIN 46R was effective March 31, 2004. Variable interest entities (“VIEs”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. We do not have any entities that meet the definition of a variable interest entity under FIN 46R; therefore, the provisions of FIN 46R did not have an impact on our results of operations or financial position.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for Omega after June 15, 2005 (i.e., our third quarter 2005). All public companies must use either the modified prospective or the modified retrospective transition method. We are currently evaluating the impact of adoption of this pronouncement, which must be adopted in the third quarter of fiscal year 2005.

Risks and Uncertainties

Our company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the growth in cost of healthcare services (see Note 6 - Concentration of Risk).

Reclassifications

Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 173 long-term care facilities and two rehabilitation hospitals at December 31, 2004, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals which are subject to annual increases based upon increases in CPI or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:
	December 31,
	2004	2003
(In thousands)
Buildings	$768,433	$649,591
Land	40,141	32,971
	808,574	682,562
Less accumulated depreciation	(153,379)	(131,604)
Total	$655,195	$550,958

The future minimum estimated rentals for the remainder of the initial terms of the leases are as follows:

(In thousands)
2005	$81,485
2006	80,954
2007	77,800
2008	77,466
2009	76,732
Thereafter	249,936
$644,373

Below is a summary of the significant lease transactions which occurred in 2004.

Alterra Healthcare

•	On October 1, 2004, we re-leased one assisted living facility (“ALF”), formerly leased by Alterra Healthcare, located in Ohio and representing 36 beds, to a new operator under a single facility lease.

Claremont Healthcare Holdings, Inc.

•
Effective March 8, 2004, we re-leased three skilled nursing facilities (“SNFs”), formerly leased by Claremont Healthcare Holdings, Inc. (“Claremont”), located in Florida and representing 360 beds, to an existing operator. These facilities were added to an existing master lease, the initial term of which has been extended ten years to February, 2014.

•
Effective January 1, 2005, we re-leased one SNF, formerly leased to Claremont, located in New Hampshire and representing 68 beds, to an existing operator. This facility was added to an existing master lease which expires on December 31, 2013, followed by two 10-year renewal options.

•
Separately, we continue our ongoing restructuring discussions with Claremont regarding the one facility Claremont currently leases from us. Due to the significant uncertainty of collection, we recognize rental income from Claremont when it is received.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Guardian LTC Management, Inc.

•
On November 2, 2004, we purchased 14 SNFs and one ALF from subsidiaries of Guardian LTC Management, Inc. (“Guardian”), for a total investment of approximately $72 million. Thirteen of the facilities are located in Pennsylvania and two in Ohio. The 15 facilities were simultaneously leased back to the sellers, which are subsidiaries of Guardian, under a new master lease effective November 2, 2004.

•
On December 3, 2004, we purchased one additional facility located in West Virginia from the sellers for approximately $8 million. The West Virginia facility is a combined SNF and rehabilitation hospital. The West Virginia facility was added to the master lease on December 3, 2004.

•	The term of the master lease is ten years and runs through October 31, 2014, followed by four renewal options of five years each. We also received a security deposit equivalent to three months rent.

Haven Healthcare Management

•
On April 1, 2004, we purchased three SNFs, representing 399 beds, for a total investment of approximately $26 million. Two of the facilities are located in Vermont and the third is located in Connecticut. The facilities were combined into an existing master lease with Haven Healthcare Management (“Haven”). The term of the master lease was increased to ten years on January 1, 2004 and will expire on December 31, 2013, followed by two ten-year renewal options. We received a security deposit equivalent to three months of incremental rent.

Senior Management

•
On April 30, 2004, we purchased two SNFs representing 477 beds, for a total investment of approximately $9 million. Both facilities are located in Texas and were combined into an existing master lease with Senior Management. The term of the master lease has been increased to ten years and is followed by two ten-year renewal options.

Sun Healthcare Group, Inc.

•
Effective November 1, 2004, we re-leased two SNF’s formerly leased by Sun Healthcare Group, Inc. (“Sun”), both located in California. The first, representing 59 beds, was re-leased to a new operator under a single facility lease with a five year term. The second, representing 98 beds, was also re-leased to a new operator under a single facility lease with a three and a half year term.

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

•	On March 1, 2004, we re-leased one SNF formerly leased by Sun located in California and representing 58 beds, to a new operator under a master lease, which has a ten-year term.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•
Effective January 1, 2004, we re-leased five SNFs to an existing operator under a new master lease, which has a five-year term. Four former Sun SNFs, three located in Illinois and one located in Indiana, representing an aggregate of 449 beds, were part of the transaction. The fifth SNF in the transaction, located in Illinois and representing 128 beds, was the last remaining owned and operated facility in our portfolio.

Acquisitions

There were several acquisitions completed for the year ended December 31, 2004, as described above. The table below summarizes these acquisitions. The purchase price includes transaction costs.

100% Interest Acquired	Acquisition Date	Purchase Price ($000’s)

Three facilities (2 in Vermont, 1 in Connecticut)	April 1, 2004	$26,000
Two facilities in Texas	April 30, 2004	9,400
Fifteen facilities (13 in Pennsylvania, 2 Ohio)	November 1, 2004	72,500
One facility in West Virginia	December 3, 2004	7,700

The acquired properties are included in our results of operations from the respective date of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made.

	Pro Forma Year Ended December 31,
	2004	2003	2002
(In thousands, except per share amount)
Revenues	$98,386	$99,632	$141,371
Net income	18,669	25,870	(11,806)

Earnings per share - proforma:
Basic	$(0.84)	$0.15	$(0.92)
Diluted	$(0.84)	$0.15	$(0.92)

Owned and Operated Assets

At December 31, 2004, we did not own any facilities that were previously recovered from a bankrupt tenant. At December 31, 2003, we owned and operated one long-term care facility which was re-leased on January 1, 2004 to an existing operator. At December 31, 2002, we owned and operated three long-term care facilities (two owned and one subject to a leasehold interest). An impairment charge of $3.0 million, including $2.0 million for a property that was sold, was taken on these assets for the year ended December 31, 2002.

A summary of our investment in owned and operated real estate assets at December 31, 2004 and 2003, respectively, is as follows:
	December 31,
	2004	2003
(In thousands)
Buildings	$-	$5,039
Land	-	256
	-	5,295
Less accumulated depreciation	-	(681)
Total	$-	$4,614

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Closed Facilities

At December 31, 2004, we had no closed facilities in our portfolio. For the year ended December 31, 2004, we sold six closed facilities, realizing proceeds of approximately $5.7 million, net of closing costs and other expenses, resulting in a net gain of approximately $3.3 million. In accordance with SFAS No. 144, the $3.3 million realized net gain is reflected in our consolidated statements of operations as discontinued operations. At December 31, 2003, there were six closed properties that were not under contract for sale. For the year ended December 31, 2003, we recorded an $8.8 million provision for impairment on these facilities. These properties were included in real estate in our Consolidated Balance Sheet. A summary of our investment in closed real estate properties is as follows:

	December 31,
	2004	2003
(In thousands)
Buildings	$-	$3,970
Land	-	627
	-	4,597
Less accumulated depreciation	-	(2,192)
Total	$-	$2,405

In 2003, six facilities were transferred to closed facilities. Two facilities were transferred from purchase leaseback, and non-cash impairments of $8.8 million were recorded to reduce the value of the investments to their estimated fair value. Three facilities were transferred from mortgage notes receivable after we received a Deed in Lieu of Foreclosure. Finally, we transferred one facility from our owned and operated portfolio into closed facilities. No provisions for impairments were needed on the latter four investments.

In addition, in 2003 we sold eight closed facilities and realized a net loss of $3.0 million for the twelve months ended December 31, 2003, which is reflected in our Consolidated Statements of Operations as discontinued operations.

Assets Sold or Held For Sale

During 2003, we sold four facilities, which were previously classified as “assets held for sale,” realizing proceeds of $2.0 million, net of closing costs, resulting in a net loss of approximately $0.7 million. Accordingly, these four facilities were subject to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed and were not reported as discontinued operations in our audited consolidated financial statements.

NOTE 4 - MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable relate to 46 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in ten states, operated by ten independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of December 31, 2004, we have no foreclosed property and none of our mortgages were in foreclosure proceedings.

The following table summarizes the mortgage notes balances for the years ended December 31, 2004 and 2003:
	December 31,
	2004	2003
(In thousands)
Gross mortgage notes—unimpaired	$118,058	$119,784
Gross mortgage notes—impaired	—	—
Reserve for uncollectible loans	—	—
Net mortgage notes at December 31	$118,058	$119,784

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2004, we reduced the number of mortgaged facilities by 5 as a result of the following transactions:

•
On November 1, 2004, we closed on a first mortgage loan, in the amount of $6.5 million on one SNF in Cleveland, Ohio. The operator of the facility is an affiliate of CommuniCare Health Services, Inc., an existing tenant of ours. The term of the mortgage is ten years and carries an interest rate of 11%. We received a security deposit equivalent to three months interest.

•
On April 6, 2004, we received approximately $4.6 million in proceeds on a mortgage loan payoff. We held mortgages on five facilities with Tiffany Care Centers, Inc. located in Missouri, representing 319 beds.

•	On November 1, 2004, we received approximately $1.6 million for the repayment on one facility mortgage.

During 2003, we reduced the number of mortgaged facilities by 12, as compared to 2002, as a result of the following:

•	One facility, located in Indiana, was removed from an existing mortgage and sold on behalf of the mortgagor.
•
Fee-simple ownership of two closed facilities on which we held mortgages was transferred to us by Deed in Lieu of Foreclosure. These facilities were transferred to closed facilities and are included in our Consolidated Balance Sheet under “Land and buildings, at cost.”

•
Titles to eight Integrated Health Services, Inc. (“IHS”) properties on which we held mortgages were transferred to wholly-owned subsidiaries of ours by Deed in Lieu of Foreclosure. These facilities were then subsequently leased to four unaffiliated third-party operators as part of four separate transactions.

•
Finally, in an unrelated transaction with IHS, we received fee-simple ownership of one closed property, which we previously held the mortgage on, by Deed in Lieu of Foreclosure. This facility was transferred to closed facilities and was included in our Consolidated Balance Sheet under “Land and buildings, at cost.”

At December 31, 2004, all mortgages were structured as fixed-rate mortgages. The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows (see Note 18 - Subsequent Events):

	December 31,
	2004	2003
	(In thousands)

Mortgage note due 2010; interest only at 11.57% payable monthly	$59,657	$59,657
Mortgage notes due 2015; monthly payments of $189,004, including interest at 11.06%	13,776	14,484
Mortgage note due 2014; interest only at 11.00% payable monthly	6,500	—
Mortgage note due 2010; monthly payment of $124,833, including interest at 11.50%	12,677	12,715
Mortgage note due 2006; monthly payment of $107,382, including interest at 11.50%	10,782	10,851
Mortgage note due 2004; interest at 10.00% payable monthly	9,991	10,025
Other mortgage notes	4,675	12,052
Total mortgages—net (1)	$118,058	$119,784

(1) Mortgage notes are shown net of allowances of $0.0 million in 2004 and 2003.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5 - OTHER INVESTMENTS

Other investments are made up of notes receivable, a purchase option and marketable securities. A summary of our other investments is as follows:
	At December 31,
	2004	2003
(In thousands)
Notes receivable(1)	$18,692	$25,085
Notes receivable allowance	(2,902)	(2,956)
Purchase option and other(2)	6,909	7,049
Marketable securities	7,000	—
Total other investments	$29,699	$29,178

(1)	Includes notes receivable on non-accrual status for 2004 and 2003 of $6.8 million and $11.5 million respectively.
(2)
We paid $7.0 million to enter into a purchase option to acquire a portfolio of seven SNFs in Ohio from a third-party operator. The purchase option was exercised in January 2005 and applied against the purchase price. See Note 18 - Subsequent Events.

For the year ended December 31, 2004, the following transactions impacted our other investments:

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

A summary of our notes receivable is as follows:
	At December 31,
	2004	2003
	(In thousands)
Note receivable callable in 1999; interest only at 14%	$1,500	$5,581
Working capital note receivable due 2004; interest only at 11%	4,065	4,979
Note receivable due 2008; interest only at 11%	3,000	3,000
Other notes receivable; 6% to 14%; maturity dates range from on demand to 2013	10,127	11,525
Total notes receivable	$18,692	$25,085

NOTE 6 - CONCENTRATION OF RISK

As of December 31, 2004, our portfolio of domestic investments consisted of 221 healthcare facilities, located in 29 states and operated by 42 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $927 million at December 31, 2004, with approximately 97% of our real estate investments related to long-term care facilities. This portfolio is made up of 173 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, and fixed rate mortgages on 46 long-term healthcare facilities. At December 31, 2004, we also held miscellaneous investments of approximately $30 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2004, approximately 34% of our real estate investments were operated by three public companies: Sun (17%), Advocat (11%) and Mariner Health Care, Inc. (“Mariner”) (6%). Our largest private company operators (by investment) were Guardian (9%), Seacrest Healthcare (6%) and Haven (5%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Florida (14%), Pennsylvania (9%) and Ohio (8%) at December 31, 2004.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the year ended December 31, 2004, our revenues from operations totaled $90.5 million, of which approximately $21.8 million was derived from Sun (24%) and $11.9 million from Advocat (13%). No other operator was greater than 10% of our revenues from operations.

NOTE 7 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators. These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of its investments. The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. At December 31, 2004, we held $4.6 million in such liquidity deposits and $8.8 million in letters of credit. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

NOTE 8 - BORROWING ARRANGEMENTS

Secured Borrowings

We have a $200 million revolving senior secured credit facility (“Credit Facility”). At December 31, 2004, $15.0 million was outstanding under the Credit Facility and $4.3 million was utilized for the issuance of letters of credit, leaving availability of $180.7 million. The $15.0 million of outstanding borrowings had a blended interest rate of 5.41% at December 31, 2004.

On December 2, 2004, we exercised our right to increase the revolving commitments under our Credit Facility by an additional $25 million, to $200 million. Additionally, on April 30, 2004, we exercised our right to increase the revolving commitments under our Credit Facility by an additional $50 million, to $175 million. All other terms of the Credit Facility, which closed on March 22, 2004 with commitments of $125 million, remain substantially the same. The Credit Facility will be used for acquisitions and general corporate purposes. Bank of America, N.A. serves as Administrative Agent for the Credit Facility.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2004, we were in compliance with all property level and corporate financial covenants.

At December 31, 2003, we had $177.1 million combined outstanding borrowings with an interest rate of 6.00% under our previous $225 million senior secured credit facility and $50 million acquisition credit facility (collectively, “Prior Credit Facility”).

Unsecured Borrowings

$60 Million 7% Senior Unsecured Notes Offering

On October 29, 2004, we completed a privately placed offering of an additional $60 million aggregate principal amount of 7% senior notes due 2014 (“the Additional Notes”) at an issue price of 102.25% of the principal amount of the Additional Notes (equal to a per annum yield to maturity of approximately 6.67%), resulting in gross proceeds of approximately $61 million. The terms of the Additional Notes offered were substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014 issued in March 2004. The Additional Notes were issued through a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 (the “Securities Act”) and in offshore transactions pursuant to Regulation S under the Securities Act.

On December 21, 2004, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange (the “Additional Notes Exchange Offer”) up to $60 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “Additional Exchange Notes”), for all of our outstanding unregistered Additional Notes. The terms of the Additional Exchange Notes will be identical to the terms of the Additional Exchange Notes, except that the Additional Exchange Notes will be registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Additional Exchange Notes will represent our unsecured senior obligations and will be guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. There can be no assurance that we will experience full participation in the Additional Notes Exchange Offer.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event all the Additional Notes are not exchanged in the Additional Notes Exchange Offer for Additional Exchange Notes, we will have two classes of 7% senior notes outstanding.

$200 Million 7% Senior Unsecured Notes Offering

Effective March 22, 2004, we closed a private offering of $200 million aggregate principal amount of 7% senior unsecured notes due 2014 (the “Initial Notes”) and the Credit Facility provided by Bank of America, N.A., Deutsche Bank AG, UBS Loan Finance, LLC and GE Healthcare Financial Services. We used proceeds from the offering of the Initial Notes to replace and terminate our Prior Credit Facility.

On June 21, 2004, we filed a registration statement on Form S-4, as amended on July 26, 2003 and August 25, 2004, under the Securities Act with the SEC offering to exchange (the “Exchange Offer”) up to $200 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “Exchange Notes”), for all of our outstanding unregistered Initial Notes. In September 2004, upon the expiration of the Exchange Offer, $200 million aggregate principal amount of Exchange Notes were exchanged for the unregistered Initial Notes. As a result of the Exchange Offer, no Initial Notes remain outstanding. The terms of the Exchange Notes are identical to the terms of the Initial Notes, except that the Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Exchange Notes represent our unsecured senior obligations and have been guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. Following the completion of the Additional Notes Exchange Offer discussed above, the Additional Exchange Notes will trade together with the Exchange Notes as a single class of securities.

The following is a summary of our long-term borrowings:

	December 31,
	2004	2003
	(In thousands)
Unsecured borrowings:
6.95% Notes due August 2007	$100,000	$100,000
7% Notes due August 2014	260,000	—
Premium on 7% Notes due August 2014	1,338	—
Other long-term borrowings	3,170	3,520
	364,508	103,520
Secured borrowings:
Revolving lines of credit	15,000	177,074
	15,000	177,074
	$379,508	$280,594

Real estate investments with a gross book value of approximately $206 million are pledged as collateral for outstanding secured borrowings at December 31, 2004.

Assuming none of our borrowing arrangements are refinanced, converted or prepaid prior to maturity, required principal payments, excluding the premium on the 7% Notes, for each of the five years following December 31, 2004 and the aggregate due thereafter are set forth below:

(In thousands)
2005	$370
2006	390
2007	100,415
2008	15,435
2009	465
Thereafter	261,095
$378,170

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - FINANCIAL INSTRUMENTS

At December 31, 2004 and 2003, the carrying amounts and fair values of our financial instruments were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$12,083	$12,083	$3,094	$3,094
Mortgage notes receivable - net	118,058	121,366	119,784	127,814
Other investments	29,699	30,867	29,178	29,995
Derivative instruments	-	-	5,537	5,537
Totals	$159,840	$164,316	$157,593	$166,440
Liabilities:
Revolving lines of credit	$15,000	$15,000	$177,074	$177,074
6.95% Notes	100,000	106,643	100,000	92,240
7.00% Notes	260,000	272,939	-	-
Premium on 7.00% Notes	1,338	990	-	-
Other long-term borrowings	3,170	3,199	3,520	3,121
Totals	$379,508	$398,771	$280,594	$272,435

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.
•
Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•
Mortgage notes receivable: The fair values of the mortgage notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•
Other investments: Other investments are primarily comprised of notes receivable and a marketable security held for resale. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings. The fair value of the marketable security is estimated using a quoted market value.

•	Revolving lines of credit: The fair value of our borrowings under variable rate agreements approximate their carrying value.
•	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

From time to time, we may utilize interest rate swaps and caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. We account for derivative financial instruments under the guidance of Financial Accounting Standards Board SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133. The Statements require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in Other Comprehensive Income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In September 2002, we entered into a 61-month, $200.0 million interest rate cap with a strike of 3.50% that has been designated as a cash flow hedge. Under the terms of the cap agreement, when LIBOR exceeds 3.50%, the counterparty would pay us $200.0 million multiplied by the difference between LIBOR and 3.50% times the number of days when LIBOR exceeds 3.50%. The unrealized gain/loss in the fair value of cash flow hedges is reported on the balance sheet with corresponding adjustments to accumulated Other Comprehensive Income. On December 31, 2003, the derivative instrument was reported at its fair value of $5.5 million. An adjustment of $1.6 million to Other Comprehensive Income was made for the change in fair value of this cap during 2003. Over the term of the interest rate cap, the $10.1 million cost will be amortized to earnings based on the specific portion of the total cost attributed to each monthly settlement period. In connection with the repayment and termination of our Prior Credit Facility, we sold our $200 million interest rate cap on March 31, 2004. Net proceeds from the sale totaled approximately $3.5 million and resulted in a loss of approximately $6.5 million, which was recorded in the first quarter of 2004.

NOTE 10 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

We have a Deferred Compensation Plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock. There are no outstanding units as of December 31, 2004.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $52,800, $52,200 and $38,800 in 2004, 2003 and 2002, respectively.

NOTE 11 - STOCKHOLDERS EQUITY AND STOCK-BASED COMPENSATION

Stockholders Equity

4.0 Million Primary Share Common Stock Offering

On December 15, 2004, we closed an underwritten public offering of 4,025,000 shares of our common stock at a price of $11.96 per share, less underwriting discounts. The offering included 525,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters. We received approximately $46 million in net proceeds from the sale of the shares, after deducting underwriting discounts and before estimated offering expenses.

Series A Preferred Redemption

On April 30, 2004, we redeemed all of the outstanding 2.3 million shares of our Series A Cumulative Preferred Stock ("Series A preferred stock") at a price of $25.57813, comprised of the $25 per share liquidation value and accrued dividend. Under FASB-EITF Issue D-42, ‘‘The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the repurchase of the Series A preferred stock resulted in a non-cash charge to net income available to common stockholders of approximately $2.3 million. In 1997, we received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A preferred stock at $25 per share. Dividends on the Series A preferred stock were cumulative from the date of original issue and were payable quarterly.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Series D Preferred Stock Offering

On February 10, 2004, we closed on the sale of 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock (the “Series D preferred stock”) at a price of $25 per share. The Series D preferred stock is listed on the NYSE under the symbol “OHI PrD.” Dividends on the Series D preferred stock are cumulative from the date of original issue and are payable quarterly. At December 31, 2004, the aggregate liquidation preference of the Series D preferred stock was $118.5 million. (See Note 13 - Dividends).

Series C Preferred Stock Redemption, Conversion and Repurchase

On July 14, 2000, Explorer Holdings, L.P., (“Explorer”), a private equity investor, completed an investment of $100.0 million in our company in exchange for 1,000,000 shares of our Series C convertible preferred stock (the “Series C preferred stock”). Shares of the Series C preferred stock were convertible into common stock at any time by the holder at an initial conversion price of $6.25 per share of common stock. The shares of Series C preferred stock were entitled to receive dividends at the greater of 10% per annum or the dividend payable on shares of common stock, with the Series C preferred stock participating on an "as converted" basis. Dividends on the Series C preferred stock were cumulative from the date of original issue and are payable quarterly.

On February 5, 2004, we announced that Explorer, our then largest stockholder, granted us the option to repurchase up to 700,000 shares of our Series C preferred stock which were convertible into our common shares held by Explorer at a negotiated purchase price of $145.92 per share of Series C preferred stock (or $9.12 per common share on an as converted basis). Explorer further agreed to convert any remaining Series C preferred stock into our common stock.

We used approximately $102.1 million of the net proceeds from the Series D preferred stock offering to repurchase 700,000 shares of our Series C preferred stock from Explorer. In connection with the closing of the repurchase, Explorer converted its remaining 348,420 shares of Series C preferred stock into approximately 5.6 million shares of our common stock. Following the repurchase and conversion, Explorer held approximately 18.1 million of our common shares.

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

18.1 Million Secondary and 2.7 Million Share Primary Offering of Our Common Stock

On March 8, 2004, we announced the closing of an underwritten public offering of 18.1 million shares of our common stock at a price of $9.85 per share owned by Explorer (the “Secondary Offering”). As a result of the Secondary Offering, Explorer no longer owned any shares of our common stock. We did not receive any proceeds from the sale of the shares sold by Explorer.

In connection with the Secondary Offering, we issued approximately 2.7 million additional shares of our common stock at a price of $9.85 per share, less underwriting discounts (the “Over-Allotment Offering”), to cover over-allotments in connection with the Secondary Offering. We received net proceeds of approximately $23 million from the Over-Allotment Offering.

Series B Cumulative Preferred Stock

In 1998, we received gross proceeds of $50.0 million from the issuance of 2 million shares of 8.625% Series B Cumulative Preferred Stock ("Series B preferred stock") at $25 per share. Dividends on the Series B preferred stock are cumulative from the date of original issue and are payable quarterly. At December 31, 2004, the aggregate liquidation preference of Series B preferred stock issued was $50 million (see Note 13 - Dividends and Note 18 - Subsequent Events).

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

We account for stock options using the intrinsic value method as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers and employees and consultants are eligible to participate in the 2000 Plan. At December 31, 2004, there were outstanding options for 570,183 shares of common stock granted to 17 eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of December 31, 2004, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At December 31, 2004, under the 2000 Plan, there were options for 102,641 shares of common stock currently exercisable with a weighted-average exercise price of $8.11, with exercise prices ranging from $2.32 to $37.20. There were 559,960 shares available for future grants as of December 31, 2004. A breakdown of the options outstanding under the 2000 Plan as of December 31, 2004, by price range, is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.32 -$3.00	326,204	$2.64	6.63	27,189	$2.35
$3.01 -$3.81	194,981	$3.21	6.93	38,541	$3.28
$6.02 -$9.33	29,997	$6.65	7.21	17,910	$6.15
$20.25 -$37.20	19,001	$28.03	2.48	19,001	$28.03

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of December 31, 2004, a total of 322,060 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of December 31, 2004, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2004, options outstanding (570,183) have a weighted-average exercise price of $3.891, with exercise prices ranging from $2.32 to $37.20. For the years ended December 31, 2004, 2003, and 2002, 9,000, 9,000 and 29,000 options were granted at a weighted average price per share of $9.33, $3.74 and $6.02, respectively. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price		Weighted- Average Price
Outstanding at December 31, 2001	2,399,231	$$	1.590 - 37.205	$3.413
Granted during 2002	29,000		6.020 - 6.020	6.020
Cancelled	(33,730)		19.866 - 25.038	22.836
Outstanding at December 31, 2002	2,394,501		1.590 - 37.205	3.150
Granted during 2003	9,000		3.740 - 3.740	3.740
Exercised	(120,871)		1.590 - 6.125	2.448
Outstanding at December 31, 2003	2,282,630		2.320 - 37.205	3.202
Granted during 2004	9,000		9.330 - 9.330	9.330
Exercised	(1,713,442)		2.320 - 7.750	2.988
Cancelled	(8,005)		3.740 - 9.330	6.914
Outstanding at December 31, 2004	570,183	$$	2.320 - 37.205	$3.891

Restricted Stock

As of September 10, 2004, we entered into restricted stock agreements with four executive officers under the 2004 Plan. A total of 317,500 shares of restricted stock were granted, which equated to approximately $3.3 million of deferred compensation. The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the Restricted Stock Agreements). As a result of the grant, we recorded a $1.1 million non-cash compensation expense for the year ended December 31, 2004. For the year ended December 31, 2004, we issued 912 shares of restricted common stock to each non-employee director under the 2004 Plan for a total of 4,560 shares. These shares represent a quarterly payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

Performance Restricted Stock Units

As of September 10, 2004, we entered into performance restricted stock unit agreements with our four executive officers under the 2004 Plan. A total of 317,500 restricted stock units were issued under the 2004 Plan and will fully vest into shares of common stock when our company attains $0.30 per share of adjusted funds from operations (as defined in the Restricted Stock Unit Agreements) for two (2) consecutive quarters, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the Restricted Stock Unit Agreements). The issuance of restricted stock units had no impact on our calculation of diluted earnings per common share at this time; however, under our current method of accounting for stock-based compensation, the expense related to the restricted stock units will be recognized when it becomes probable that the vesting requirements will be met.

NOTE 12 - RELATED PARTY TRANSACTIONS

Explorer Holdings, L.P.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of the Series D preferred stock offering, the application of the proceeds received from the offering to fund the exercise of our repurchase option, and the conversion of the remaining Series C preferred stock into shares of our common stock:

•	No shares of Series C preferred stock were outstanding on July 9, 2004;
•	4,739,500 shares of our Series D preferred stock, with an aggregate liquidation preference of $118,487,500, have been issued; and
•	Explorer held 18,118,246 shares of our common stock, representing approximately 41.5% of our outstanding common stock.

On February 12, 2004, we registered Explorer’s 18,118,246 shares of common stock with the SEC. Explorer sold all of these registered shares pursuant to the registration statement.

In connection with our repurchase of a portion of Explorer’s Series C preferred stock, our results of operations for the first quarter of 2004 included a non-recurring reduction in net income attributable to common stockholders of approximately $38.7 million. This amount reflects the sum of: (i) the difference between the deemed redemption price of $145.92 per share of our Series C preferred stock and the carrying amount of $100 per share of our Series C preferred stock multiplied by the number of shares of the Series C preferred stock repurchased upon exercise of our option to repurchase shares of Series C preferred stock; and (ii) the cost associated with the original issuance of our Series C preferred stock that was previously classified as additional paid-in capital, pro-rated for the repurchase.

Omega Worldwide

In December 2003, we sold our investment in the Principal Healthcare Finance Trust, an Australian Unit Trust, which owns 47 nursing home facilities and 446 assisted living units in Australia and New Zealand, realizing proceeds of approximately $1.6 million, net of closing costs, resulting in a gain of approximately $0.1 million.

During 2002, we sold our investment in Omega Worldwide, Inc. (“Worldwide”), a company which provides asset management services and management advisory services, as well as equity and debt capital to the healthcare industry, particularly residential healthcare services to the elderly. Pursuant to a tender offer by Four Seasons Health Care Limited (“Four Seasons”) for all of the outstanding shares of common stock of Worldwide, we sold our investment, which consisted of 1.2 million shares of common stock and 260,000 shares of preferred stock, to Four Seasons for cash proceeds of approximately $7.4 million (including $3.5 million for preferred stock liquidation preference and accrued preferred dividends). In addition, we sold our investment in Principal Healthcare Finance Limited ("Principal"), an Isle of Jersey company, whose purpose is to invest in nursing homes and long-term care facilities in the United Kingdom, which consisted of 990,000 ordinary shares and warrants to purchase 185,033 ordinary shares, to an affiliate of Four Seasons for cash proceeds of $2.8 million. Both transactions were completed in September 2002 and provided aggregate cash proceeds of $10.2 million. We realized a gain from the sale of our investments in Worldwide and Principal of $2.2 million which was recorded in gain (loss) on assets sold in our audited Consolidated Financial Statements. We no longer own any interest in Worldwide or Principal.

NOTE 13 - DIVIDENDS

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our Credit Facility has certain financial covenants which limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s FFO as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status. The Loan Agreement, defines FFO as net income (or loss), plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On February 1, 2001, we announced the suspension of all common and preferred dividends.

In July 2003, our Board of Directors declared a full catch-up of cumulative, unpaid dividends for all classes of preferred stock, which was paid on August 15, 2003 to preferred stockholders of record on August 5, 2003. In addition, our Board of Directors declared the regular quarterly dividend for all classes of preferred stock that was also paid on August 15, 2003 to preferred stockholders of record on August 5, 2003.  Series A and Series B preferred stockholders of record on August 5, 2003 were paid dividends in the amount of approximately $6.36 and $5.93 per preferred share, respectively, on August 15, 2003. Our Series C preferred stockholder was paid a dividend of approximately $27.31 per Series C preferred share on August 15, 2003.

In September 2003, our Board of Directors reinstated our common stock dividend, which was paid on November 17, 2003 to common stockholders of record on October 31, 2003 in the amount of $0.15 per common share. Total common stock cash dividends totaled approximately $5.6 million for the twelve months ended December 31, 2003.

In addition, our Board of Directors declared regular quarterly dividends for all classes of preferred stock, which was paid on November 17, 2003 to preferred stockholders of record on October 31, 2003. Series A and Series B preferred stockholders of record on October 31, 2003 were paid dividends in the amount of approximately $0.578 and $0.539 per preferred share, respectively, on November 17, 2003. Our Series C preferred stockholder was paid a dividend of $2.50 per Series C preferred share on November 17, 2003. Regular quarterly dividends represented dividends for the period August 1, 2003 through October 31, 2003. Total preferred cash dividend payments for all classes of preferred stock totaled approximately $59.9 million for the twelve months ended December 31, 2003.

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

On July 20, 2004, our Board of Directors announced a common stock dividend of $0.18 per share. The common stock dividend was paid August 16, 2004 to common stockholders of record on July 30, 2004. In addition, our Board of Directors also declared regular quarterly dividends for all classes of preferred stock to preferred stockholders of record on July 30, 2004. These holders of the Series B preferred stock and the Series D preferred stock were paid dividends in the amount of $0.53906 and $0.52344, per preferred share, respectively, on August 16, 2004. Regular quarterly preferred dividends represented dividends for the period May 1, 2004 through July 31, 2004 for both the Series B preferred stock and the Series D preferred stock.

On October 19, 2004, our Board of Directors announced a common stock dividend of $0.19 per share, an increase of $0.01 per common share. The common stock dividend was paid November 15, 2004 to common stockholders of record on October 29, 2004. In addition, our Board of Directors also declared regular quarterly dividends for all classes of preferred stock to preferred stockholders of record on October 29, 2004. These holders of the Series B preferred stock and the Series D preferred stock were paid dividends in the amount of $0.53906 and $0.52344, per preferred share, respectively, on November 15, 2004. Regular quarterly preferred dividends represent dividends for the period August 1, 2004 through October 31, 2004 for the Series B and Series D preferred stock.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Per share distributions by our company were characterized in the following manner for income tax purposes:

	2004	2003	2002
Common
Ordinary income	$—	$—	$—
Return of capital	0.720	0.150	—
Long-term capital gain	—	—	—
Total dividends paid	$0.720	$0.150	$—

Series A Preferred
Ordinary income	$0.901	$1.064	$—
Return of capital	0.255	5.873	—
Long-term capital gain	—	—	—
Total dividends paid	$1.156	$6.937	$—

Series B Preferred
Ordinary income	$1.681	$0.992	$—
Return of capital	0.475	5.477	—
Long-term capital gain	—	—	—
Total dividends paid	$2.156	$6.469	$—

Series C Preferred
Ordinary income	$2.120	$4.572	$—
Return of capital	0.600	25.235	—
Long-term capital gain	—	—	—
Total dividends paid	$2.720	$29.807	$—

Series D Preferred
Ordinary income	$1.184	$—	$—
Return of capital	0.334	—	—
Long-term capital gain	—	—	—
Total dividends paid	$1.518	$—	$—

On January 18, 2005, our Board of Directors announced a common stock dividend of $0.20 per share, an increase of $0.01 per common share. The common stock dividend was paid February, 2005 to common stockholders of record on January 31, 2005. Also on January 18, 2005, our Board of Directors declared regular quarterly dividends for all classes of preferred stock, which were paid February, 2005 to preferred stockholders of record on January 31, 2005. Holders of record of our 8.625% Series B cumulative preferred stock (the “Series B preferred stock”) and 8.375% Series D cumulative redeemable preferred stock (the “Series D preferred stock”) on January 31, 2005 were paid dividends in the amount of approximately $0.53906 and $0.52344, per preferred share, respectively, on February 2005. The liquidation preference for each of our Series B and D preferred stock is $25.00. Regular quarterly preferred dividends represent dividends for the period November 1, 2004 through January 31, 2005 for the Series B and Series D preferred stock.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The majority of these lawsuits representing the most significant amount of exposure were settled and we have recorded a $3.0 million charge associated with all settled and outstanding claims. There currently is one lawsuit pending that is in the discovery stage and we are unable to predict the likely outcome of this lawsuit at this time.

In 2000, we filed suit against a title company (later adding a law firm as a defendant), seeking damages based on claims of breach of contract and negligence, among other things, as a result of the alleged failure to file certain Uniform Commercial Code (“UCC”) financing statements in our favor. We filed a subsequent suit seeking recovery under title insurance policies written by the title company. The defendants denied the allegations made in the lawsuits. In settlement of our claims against the defendants, we agreed in the first quarter of 2003 to accept a lump sum cash payment of $3.2 million. The cash proceeds were offset by related expenses incurred of $1.0 million resulting in a net gain of $2.2 million.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 15 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2004 and 2003.

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2004
Revenues	$21,260	$22,345	$22,607	$24,239
(Loss) income from continuing operations	(9,934)	6,083	8,652	8,666
(Loss) gain from discontinued operations	(364)	(146)	(10)	3,791
Net (loss) income	(10,298)	5,937	8,642	12,457
Net (loss) income available to common	(53,728)	(376)	5,083	8,898
(Loss) income from continuing operations per share:
Basic (loss) income from continuing operations	$(1.29)	$(0.01)	$0.11	$0.11
Diluted (loss) income from continuing operations	$(1.29)	$(0.01)	$0.11	$0.11
Net (loss) income available to common per share:
Basic net (loss) income	$(1.30)	$(0.01)	$0.11	$0.19
Diluted net (loss) income	$(1.30)	$(0.01)	$0.11	$0.19
Cash dividends paid on common stock	$0.17	$0.18	$0.18	$0.19

2003
Revenues	$23,032	21,395	$21,617	$21,690
Income from continuing operations	10,377	6,765	7,768	7,252
(Loss) gain from discontinued operations	(4,393)	64	(2,735)	(2,068)
Net income	5,984	6,829	5,033	5,184
Net income available to common	956	1,800	4	155
Income from continuing operations per share:
Basic income from continuing operations	$0.14	$0.05	$0.07	$0.06
Diluted income from continuing operations	$0.14	$0.05	$0.07	$0.06
Net income available to common per share:
Basic net income	$0.03	$0.05	$—	$—
Diluted net income	$0.03	$0.05	$—	$—
Cash dividends paid on common stock	$—	$—	$—	$0.15

Note:
2004 - During the three-month period ended March 31, 2004, we completed a repurchase and conversion of the Series C preferred stock which resulted in a non-cash charge to net income available to common stockholders of approximately $38.7 million In addition, we recognized $19.1 million of refinancing-related charges. In addition, we sold our $200 million interest rate cap in the first quarter, realizing net proceeds of approximately $3.5 million, resulting in an accounting loss of $6.5 million. During the three-month period ended June 30, 2004, we redeemed all of the outstanding 2.3 million shares of our Series A preferred stock. As a result, the repurchase of the Series A preferred stock resulted in a non-cash charge to net income available to common stockholders of approximately $2.3 million. In addition, we recognized a $3.0 million charge associated with professional liability claims made against our former owned and operated facilities. During the three-month period ended September 30, 2004, we recognized a $0.3 million expense associated with restricted stock awards issued during this period. During the three-month period ended December 31, 2004, we recognized a $1.1 million expense associated with restricted stock awards and we sold our remaining three closed facilities, realizing proceeds of approximately $5.5 million, net of closing costs and other expenses, resulting in an accounting gain of approximately $3.8 million.

Note:
2003 - During the three-month period ended March 31, 2003, we recognized provisions for impairment of $4.6 million. During the three-month period ended June 30, 2003, we recognized a $1.3 million gain on the sale of an asset held for sale and a non-healthcare investment. During the three-month period ended September 30, 2003, we recognized provisions for impairment of $4.3 million and a $91 thousand gain on the sale of two properties held for sale. During the three-month period ended December 31, 2003, we recognized a $0.8 million loss on the sale of an asset held for sale and a non-healthcare investment.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 16 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$13,467	$32,162	$1,477
Preferred stock dividends	(15,807)	(20,115)	(20,115)
Series C preferred stock conversion charges	(41,054)	-	-
Numerator for (loss) income available to common from continuing operations - basic and diluted	(43,394)	12,047	(18,638)
Gain (loss) from discontinued operations	3,271	(9,132)	(16,123)
Numerator for net (loss) income available to common per share - basic and diluted	$(40,123)	$2,915	$(34,761)
Denominator:
Denominator for net income (loss) per share - basic	45,472	37,189	34,739
Effect of dilutive securities:
Stock option incremental shares	-	965	-
Denominator for net income (loss) per share - diluted	45,472	38,154	34,739

Earnings per share - basic:
(Loss) income available to common from continuing operations	$(0.95)	$0.32	$(0.54)
Income (loss) from discontinued operations	0.07	(0.24)	(0.46)
Net (loss) income per share - basic	$(0.88)	$0.08	$(1.00)
Earnings per share - diluted:
(Loss) income available to common from continuing operations	$(0.95)	$0.32	$(0.54)
Income (loss) from discontinued operations	0.07	(0.24)	(0.46)
Net (loss) income per share - diluted	$(0.88)	$0.08	$(1.00)

The effects of converting the Series C preferred stock in 2003 and 2002 have been excluded as all such effects are anti-dilutive. For the years ended December 31, 2004 and 2002 respectively, there were 683,399 and 17,837,456 stock options and restricted stock shares, excluded as all such effects were anti-dilutive.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 - DISCONTINUED OPERATIONS

The implementation of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002, resulted in the presentation of the net operating results on facilities sold during 2004 as income from discontinued operations for all periods presented. We incurred a net gain of $3.3 million from discontinued operations in 2004. We incurred a net loss of $9.1 million and $16.1 million for 2003 and 2002, respectively, in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of the sold and held for sale facilities for the years ended December 31, 2004, 2003 and 2002, respectively.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenues
Rental income	$—	$1,412	$ 4,588
Mortgage interest income	—	92	603
Nursing home revenues of owned and operated assets	—	206	2,073
Subtotal Revenues	—	1,710	7,264
Expenses
Nursing home expenses of owned and operated assets	—	574	3,981
Depreciation and amortization	38	634	1,115
Provisions for impairment	—	8,820	13,388
Allowance for uncollectible loans	—	—	4,903
Subtotal Expenses	38	10,028	23,387

Loss before gain (loss) on sale of assets	(38)	(8,318)	(16,123)
Gain (loss) on assets sold - net	3,309	(814)	—
Gain (loss) from discontinued operations	$3,271	$(9,132)	$ (16,123)

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 18 - SUBSEQUENT EVENTS

Essex Healthcare Corporation

On January 13, 2005, we completed approximately $58 million of net new investments as a result of the exercise by American Health Care Centers (“American”) of a put agreement with Omega for the purchase by Omega of 13 SNFs. In October 2004, American and its affiliated companies paid one thousand dollars to us and agreed to eliminate the right to prepay the existing Omega mortgage in the event the option was not exercised. The gross purchase price of approximately $79 million was offset by approximately $7 million paid by us to American in 1997 to obtain an option to acquire the properties and approximately $14 million in mortgage loans we had outstanding with American and its affiliates, which encumbered 6 of the 13 properties.

The 13 properties, all located in Ohio, will continue to be leased to Essex Healthcare Corporation. The master lease and related agreements have approximately six years remaining and in 2005 annual payments are approximately $9 million with annual escalators.

Mariner Health Care, Inc.

On December 10, 2004, Mariner notified us that on February 1, 2005, it intended to: (i) exercise its right to prepay in full the aggregate principal amount owed to us under a promissory note secured by a mortgage; (ii) pay a premium of 3% of the outstanding principal balance; (iii) pay all accrued and unpaid interest; and (iv) pursuant to certain provisions contained in the promissory note, pay us an amendment fee. On February 1, 2005, Mariner paid us approximately $63 million in reference to this transaction.

Dividends

On January 18, 2005, our Board of Directors announced a common stock dividend of $0.20 per share, an increase of $0.01 per common share. The common stock dividend was paid February 15, 2005 to common stockholders of record on January 31, 2005. Also on January 18, 2005, our Board of Directors declared regular quarterly dividends for all classes of preferred stock which were paid February 15, 2005 to preferred stockholders of record on January 31, 2005. Holders of record of our 8.625% Series B cumulative preferred stock (the “Series B preferred stock”) and 8.375% Series D cumulative redeemable preferred stock (the “Series D preferred stock”) on January 31, 2005 were paid dividends in the amount of approximately $0.53906 and $0.52344, per preferred share, respectively, on February 15, 2005. The liquidation preference for each of our Series B and D preferred stock is $25.00. Regular quarterly preferred dividends represent dividends for the period November 1, 2004 through January 31, 2005 for the Series B and Series D preferred stock.

Additional Notes Exchange Offer

On February 11, 2005, we commenced the Additional Notes Exchange Offer, which currently expires on March 18, 2005. The terms of the Additional Exchange Notes will be identical to the terms of the Additional Notes, except that the Additional Exchange Notes will be registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Additional Exchange Notes will represent our unsecured senior obligations and will be guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. There can be no assurance that we will experience full participation in the Additional Notes Exchange Offer. In the event all the Additional Notes are not exchanged in the Additional Notes Exchange Offer for Additional Exchange Notes, we will have two classes of 7% senior notes outstanding. Following the completion of the Additional Notes Exchange Offer, the Additional Exchange Notes will trade together with the previously issued Exchange Notes as a single class of securities.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2004

					(3)
					Gross Amount at
					Which Carried at
		Initial Cost to	Cost Capitalized		Close of Period				Life on Which
		Company	Subsequent to		Buildings				Depreciation
		Buildings	Acquisition		and Land	(4)			in Latest
		and Land			Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Total	Depreciation	Renovation	Acquired	is Computed

Sun Healthcare Group, Inc.:
Alabama (LTC)………………………………..	(2)	$23,584,956	$-	-	$23,584,956	$5,269,333		1997	33 years
California (LTC, RH)……………………………….	(2)	43,925,794	74,958	-	44,000,752	9,031,858	1964	1997	33 years
Idaho (LTC)…………………………….	(2)	600,000	-	-	600,000	135,478		1997	33 years
Massachusetts (LTC)………………………….	(2)	8,300,000	-	-	8,300,000	1,874,116		1997	33 years
North Carolina (LTC)………………………….	(2)	22,652,488	56,951	-	22,709,439	6,989,439	1982-1991	1994-1997	30 years to 33 years
Ohio (LTC)………………………………………	(2)	11,864,320	20,247	-	11,884,567	2,443,344	1995	1997	33 years
Tennessee (LTC)………………………………	(2)	7,905,139	37,234	-	7,942,373	2,566,789		1994	30 years
Washington (LTC)…………………………….	(2)	10,000,000	1,274,300	-	11,274,300	4,315,253		1995	20 years
West Virginia (LTC)…………………………..	(2)	24,751,206	42,238	-	24,793,444	5,053,576		1997-1998	33 years
Total Sun………………………………		153,583,903	1,505,928	-	155,089,831	37,679,188

Advocat, Inc.:
Alabama (LTC)…………………………		11,588,534	758,261	-	12,346,795	4,519,586	1975-1985	1992	31.5 years
Arkansas (LTC)……………………….		37,887,832	1,473,599	(36,350)	39,325,081	14,738,238	1984-1985	1992	31.5 years
Florida (LTC)………………………..…		1,050,000	1,920,000	(970,000)	2,000,000	196,193		1992	31.5 years
Kentucky (LTC)…………………...….		15,151,027	1,562,375	-	16,713,402	4,819,800	1972-1994	1994-1995	33 years
Ohio (LTC)……………………………..		5,604,186	250,000	-	5,854,186	1,699,733	1984	1994	33 years
Tennessee (LTC)………………………		9,542,121		-	9,542,121	3,622,933	1986-1987	1992	31.5 years
West Virginia (LTC)………………….		5,437,221	348,642	-	5,785,863	1,667,706		1994-1995	33 years
Total Advocat…………………………		86,260,921	6,312,877	(1,006,350)	91,567,448	31,264,189

Guardian LTC Management, Inc.
Ohio (LTC)………………………….…..		6,078,915	-	-	6,078,915	12,452		2004	39 years
Pennsylvania (LTC, AL)………………		66,421,085	-	-	66,421,085	138,758		2004	39 years
West Virginia (LTC)…………………..		7,700,000	-	-	7,700,000	-		2004	39 years
Total Guardian………………………		80,200,000	-	-	80,200,000	151,210

Seacrest Healthcare:
Florida (LTC)…………………………..		55,019,839	-	-	55,019,839	6,308,563		1997-1998	33 -37.5 years
Total Seacrest…………………………		55,019,839	-	-	55,019,839	6,308,563

Haven Healthcare:
Connecticut (LTC)……………………		38,789,849	1,389,929	(4,958,643)	35,221,135	3,780,722		1999-2004	33 years to 39 years
Vermont (LTC)…………………………		14,200,000	81,501	-	14,281,501	261,084		2004	39 years
Total Haven…………………………..		52,989,849	1,471,430	(4,958,643)	49,502,636	4,041,806

Other:
Arizona (LTC)…………………………		24,029,032	1,461,009	(6,603,745)	18,886,296	3,346,879		1998	33 years
California (LTC)……………………………….	(2)	21,874,841	762,644	-	22,637,485	4,524,956		1997	33 years
Colorado (LTC, AL)…………………..		16,754,408	196,017	-	16,950,425	2,886,289		1998-1999	33 years
Florida (LTC, AL) ………...………..…..		45,825,980	3,730,345	(3,901,250)	45,655,075	9,939,762		1992-1998	31.5 years to 33 years
Georgia (LTC)…………………………		10,000,000	-	-	10,000,000	441,589		1998	37.5 years
Idaho (LTC)…………………………….	(2)	10,500,000	-	-	10,500,000	1,753,528		1999	33 years
Illinois (LTC) ……………………...…..		50,061,501	1,197,853	(21,600)	51,237,754	14,397,381		1994-1999	30 years to 33 years
Indiana (LTC, AL)…………….………		26,784,105	1,102,118	(1,843,400)	26,042,823	5,916,970	1980-1994	1992-1999	30 years to 33 years
Iowa (LTC) ………………..….....…….		14,451,576	606,468	(29,156)	15,028,888	3,188,557		1996-1998	30 years to 33 years
Kansas (AL)……………………………		3,418,670	-	-	3,418,670	546,139		1999	33 years
Kentucky (LTC)……………………………….		10,250,000	411,948	-	10,661,948	1,543,084		1999	33 years
Louisiana (LTC)……………………………….	(2)	4,602,574	-	-	4,602,574	1,028,304		1997	33 years
Massachusetts (LTC)…………………		30,718,142	407,153	(8,257,521)	22,867,774	3,810,458		1999	33 years
Missouri (LTC)………………………..		12,301,560	-	(149,386)	12,152,174	2,089,612		1999	33 years
New Hampshire (LTC)………………..		5,800,000	-	-	5,800,000	1,163,333		1998	33 years
Ohio (LTC, AL)…………………………		26,468,999	271,903	-	26,740,902	5,028,844		1998-1999	33 years
Oklahoma (AL)……………………….		3,177,993	-	-	3,177,993	507,691		1999	33 years
Pennsylvania (LTC) ………...………..		14,400,000	-	-	14,400,000	2,888,274		1998	33 years
Tennessee (AL)……………………….		4,068,652	-	-	4,068,652	649,975		1999	33 years
Texas (LTC)…………………………………….	(2)	45,428,938	1,262,964	-	46,691,902	7,376,330		1997-2004	33 years to 39 years
Washington (AL) ……………….……		5,673,693	-	-	5,673,693	906,383		1999	33 years
Total Other…………………………….		386,590,664	11,410,422	(20,806,058)	377,195,028	73,934,338

Total		814,645,176	20,700,657	(26,771,051)	808,574,782	153,379,294

(1) The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL)
or rehabilitation hospitals (RH) located in the states indicated.
(2) Certain of the real estate indicated are security for the BAS Healthcare Financial Services line of credit and term loan borrowings totaling $15,000,000 at December 31, 2004.

Year Ended December 31,
(3)		2002	2003	2004
Balance at beginning of period		$684,848,012	$669,187,842	$692,453,873
Additions during period:
Acquisitions		-	-	114,286,825
Conversion from mortgage		2,000,000	49,971,206	-
Impairment (a)		(1,679,423)	(8,894,000)	-
Impairment on Discontinued Ops		(11,709,098)	-	-
Improvements		674,899	1,585,097	6,431,306
Disposals/other		(4,946,548)	(19,396,272)	(4,597,222)
Balance at close of period		$669,187,842	$692,453,873	$808,574,782

(a) The variance in impairment in the table shown above relates to assets previously classified as impairment on assets sold in 2002 and 2003.

(4)		2002	2003	2004
Balance at beginning of period		$100,037,825	$117,986,084	$134,477,229
Additions during period:
Provisions for depreciation		19,435,023	20,208,110	21,093,611
Provisions for depreciation, Discontinued Ops.		732,121	441,012	38,215
Dispositions/other		(2,218,885)	(4,157,977)	(2,229,761)
Balance at close of period		$117,986,084	$134,477,229	$153,379,294

The reported amount of our real estate at December 31, 2004 is less than the tax basis of the real estate by approximately $26.1 million.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2004

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)

	Michigan (9 LTC facilities) and
1	North Carolina (3 LTC facilities)……………………………………………	11.57%	August 31, 2010	Interest only at 11.57% payble monthly	None	$59,688,450	$59,657,083
2	Ohio (6 LTC facilities)……………………………………………………..	11.06%	January 1, 2015	Interest plus $66,000 of principal payable monthly	None	18,238,752	13,775,938
4	Florida (4 LTC facilities)…………………………………………………	11.50%	February 28, 2010	Interest plus $3,500 of principal payable monthly	None	12,891,454	12,676,839
5	Florida (2 LTC facilities)……………………………………………………………..	11.50%	June 4, 2006	Interest plus $4,200 of principal payable monthly	None	11,090,000	10,782,295
6	Indiana (15 LTC facilities)…………………………………………………….	10.00%	October 31, 2006	Interest payable monthly	None	10,500,000	9,990,843
3	Ohio (1 LTC facilities)……………………………………………………..	11.00%	October 31, 2014	Interest payable monthly	None	6,500,000	6,500,000
7	Texas (3 LTC facilities)…………………………………………….	11.00% to 11.50%	2006 to 2011	Interest plus $70,000 of principal payable monthly	None	5,733,104	2,532,354
	Other mortgage notes:
8	Various……………………………………………………………….	9.00% to 12.00%	2006 to 2011	Interest plus $48,200 of principal payable monthly	None	4,056,380	2,142,259

						$128,698,140	$118,057,610

	(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
	(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

		Year Ended December 31,
	(3)	2002	2003	2004
	Balance at beginning of period………………………………….	$ 195,193,424	$ 173,914,080	$ 119,783,915
	Deductions during period - collection of principal………………..	(14,333,620)	(4,158,959)	(8,226,305)
	Allowance for loss on mortgage loans…………………………….	(4,945,724)	-	-
	Conversion to purchase leaseback/other changes………………	(2,000,000)	(49,971,206)	6,500,000
	Balance at close of period......................…….	$ 173,914,080	$ 119,783,915	$ 118,057,610

INDEX TO EXHIBITS TO 2004 FORM 10-K
EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarterly period ended March 31, 1995).
3.2	Articles of Amendment to the Company’s Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) of the Company’s Form 10-Q for the quarterly period ended June 30, 2002).
3.3	Articles of Amendment the Company’s Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2004).
3.4	Amended and Restated Bylaws, as amended as of May 2002 (Incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2002).
3.5	Articles Supplementary for Series B Preferred Stock (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K, filed on April 27, 1998).
3.6
Articles of Amendment amending and restating the terms of the Company’s Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on March 4, 2002).

3.7	Form of Articles Supplementary relating to 8.375% Series D Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on February 10, 2004).
3.8
Articles Supplementary reclassifying Omega Healthcare Investors, Inc.’s Series A preferred stock and Series C preferred stock, as authorized but un-issued shares of Omega Healthcare Investors, Inc.’s preferred stock without designation as to series. (Incorporated by reference Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004).

4.0	See Exhibits 3.1 to 3.8.
4.1
Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series A Junior Participating Preferred Stock) and Exhibit B thereto (Form of Rights Certificate) (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K, filed on April 20, 1999).

4.2
Amendment No. 1, dated May 11, 2000 to Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2000).

4.3
Amendment No. 2 to Rights Agreement between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent (Incorporated by reference to Exhibit F to the Schedule 13D filed by Explorer Holdings, L.P. on October 30, 2001 with respect to the Company).

4.4
Indenture, dated as of March 22, 2004, among the Company, each of the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 26, 2004).

4.5	Form of 7% Senior Notes due 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on March 26, 2004).
4.6	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on March 26, 2004).
4.7
First Supplemental Indenture, dated as of July 20, 2004, among the Company and the subsidiary guarantors named therein, OHI Asset II (TX), LLC and U.S Bank National Association. (Incorporated by reference Exhibit 4.9 to the Company’s Form S-4 filed on December 21, 2003.)

4.8
Registration Rights Agreement, dated as of November 8, 2004, by and among Omega Healthcare, the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as Initial Purchasers. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on November 9, 2004).

4.9
Second Supplemental Indenture, dated as of November 5, 2004, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed on Schedule I thereto, OHI Asset (OH) New Philadelphia, LLC, OHI Asset (OH) Lender, LLC, OHI Asset (PA) Trust and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on November 9, 2004).

4.10	Form of Indenture. (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3/A, filed on August 25, 2004).
4.11	Form of Debt Security. (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3/A, filed on August 25, 2004).
4.12	Form of Articles Supplementary for Preferred Stock. (Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3/A, filed on August 25, 2004).
4.13	Form of Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3/A, filed on August 25, 2004).
4.14	Form of Securities Warrant Agreement. (Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3/A, filed on August 25, 2004).
10.1
Amended and Restated Secured Promissory Note between Omega Healthcare Investors, Inc. and Professional Health Care Management, Inc. dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.6 to the Company’s 10-Q for the quarterly period ended September 30, 2001).

10.2
Settlement Agreement between Omega Healthcare Investors, Inc., Professional Health Care Management, Inc., Living Centers - PHCM, Inc. GranCare, Inc., and Mariner Post-Acute Network, Inc. dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.3	Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).
10.4	1993 Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 6, 2003).+
10.5	2000 Stock Incentive Plan (as amended January 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003).+
10.6	Amendment to 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).+
10.7
Repurchase and Conversion Agreement by and between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. dated as of February 5, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 5, 2004).

10.8
Form of Purchase Agreement dated as of February 5, 2004 by and between Omega Healthcare Investors, Inc. and the purchasers of the 8.375% Series D cumulative redeemable preferred shares (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 10, 2004).

10.9
Placement Agent Agreement by and between the Omega Healthcare Investors, Inc. and Cohen & Steers Capital Advisors, Inc. dated as of February 5, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 10, 2004)

10.10
Purchase Agreement, dated as of March 15, 2004, among Omega, Deutsche Bank Securities Inc., UBS Securities LLC, Banc of America Securities LLC and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 26, 2004).

10.11
Indenture, dated as of March 22, 2004, among Omega, each of the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 26, 2004).

10.12
Registration Rights Agreement, dated as of March 22, 2004, among Omega, Deutsche Bank Securities Inc., UBS Securities LLC, Banc of America Securities LLC and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on March 26, 2004).

10.13	Form of 7% Senior Notes due 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on March 26, 2004).
10.14	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on March 26, 2004).
10.15
Credit Agreement, dated as of March 22, 2004, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on March 26, 2004).

10.16
Guaranty, dated as of March 22, 2004, given by Omega and the subsidiary guarantors named therein in favor of the Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on March 26, 2004).

10.17
Security Agreement, dated as of March 22, 2004, made by OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on March 26, 2004).

10.18
First Amendment to the Credit Agreement and Assignment Agreement, dated as of June 18, 2004, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended June 30, 2004).

10.19
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and C. Taylor Pickett (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.20
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Daniel J. Booth (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.21
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and R. Lee Crabill (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.22
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Robert O. Stephenson (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.23	Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+
10.24	Form of Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed on September 16, 2004).+
10.25
Put Agreement, effective as of October 12, 2004, by and between American Health Care Centers, Inc. and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2004).

10.26	Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004).
10.27
Purchase Agreement, dated as of October 28, 2004, effective November 1, 2004, among Omega, OHI Asset (PA) Trust, Guardian LTC Management, Inc. and the licensees named therein. (Incorporated by reference Exhibit 10.1 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.28
Master Lease, dated October 28, 2004, effective November 1, 2004, among Omega, OHI Asset (PA) Trust and Guardian LTC Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.29
Second Amendment to Credit Agreement and Waiver, dated as of November 5, 2004, among OHI Asset , LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.30	Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+*
10.31	Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+*
10.32	Schedule of 2005 Omega Healthcare Investors, Inc. Executive Officers Salaries and Bonuses. +*
12.1	Ratio of Earnings to Fixed Charges.*
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
_________
* Exhibits which are filed herewith.
+ Management contract or compensatory plan, contract or arrangement.

I 1-3

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

By: /s/ C. TAYLOR PICKETT
 C. Taylor Pickett
Chief Executive Officer

Date: February 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. TAYLOR PICKETT	Chief Executive Officer	February 18, 2005
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ ROBERT O. STEPHENSON	Chief Financial Officer	February 18, 2005
Robert O. Stephenson

DIRECTORS

/s/ BERNARD J. KORMAN	Chairman of the Board	February 18, 2005
Bernard J. Korman

/s/ THOMAS F. FRANKE	Director	February 18, 2005
Thomas F. Franke

/s/ HAROLD J. KLOOSTERMAN	Director	February 18, 2005
Harold J. Kloosterman

/s/ EDWARD LOWENTHAL	Director	February 18, 2005
Edward Lowenthal

/s/ C. TAYLOR PICKETT	Director	February 18, 2005
C. Taylor Pickett

/s/ STEPHEN D. PLAVIN	Director	February 18, 2005
Stephen D. Plavin

I-4