Form 10-Q
period 2005-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2005-05-05
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

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

Yes X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2005.

             Common Stock, $.10 par value                    51,030,778
            (Class)            (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2005

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2005 (unaudited) and December 31, 2004	2

	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2005 and 2004	4

	Notes to Consolidated Financial Statements
	March 31, 2005 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	Other Information

Item 1.	Legal Proceedings	32

Item 2.	Market for Registrant’s Common Equity and Related Stockholder Matters	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31,	December 31,
	2005	2004
	(Unaudited)	(See note)
ASSETS
Real estate properties
Land and buildings at cost	$878,287	$808,574
Less accumulated depreciation	(158,439)	(153,379)
Real estate properties - net	719,848	655,195
Mortgage notes receivable - net	44,254	118,058
	764,102	773,253
Other investments - net	20,185	29,699
Total investments	784,287	802,952

Cash and cash equivalents	9,846	12,083
Accounts receivable - net	4,642	5,582
Other assets	15,198	12,733
Operating assets for owned properties	—	213
Total assets	$813,973	$833,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$15,000
Unsecured borrowings	360,000	360,000
Premium on unsecured borrowings	1,290	1,338
Other long-term borrowings	3,170	3,170
Accrued expenses and other liabilities	26,557	21,067
Operating liabilities for owned properties	556	508
Total liabilities	391,573	401,083

Stockholders’ equity:
Preferred stock	168,488	168,488
Common stock and additional paid-in-capital	597,521	597,780
Cumulative net earnings	200,317	191,013
Cumulative dividends paid	(497,664)	(480,292)
Cumulative dividends - redemption	(41,054)	(41,054)
Unamortized restricted stock awards	(2,023)	(2,231)
Accumulated other comprehensive loss	(3,185)	(1,224)
Total stockholders’ equity	422,400	432,480
Total liabilities and stockholders’ equity	$813,973	$833,563

Note - The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2005	2004
Revenues
Rental income	$22,963	$17,022
Mortgage interest income	1,956	3,366
Other investment income - net	522	641
Miscellaneous	3,165	130
Total operating revenues	28,606	21,159
Expenses
Depreciation and amortization	6,227	5,159
General and administrative	1,827	2,004
Restricted stock expense	285	—
Provisions for impairment	3,700	—
Total operating expenses	12,039	7,163

Income before other income and expense	16,567	13,996
Other income (expense):
Interest and other investment income	41	19
Interest	(6,774)	(4,693)
Interest - amortization of deferred financing costs	(506)	(454)
Interest - refinancing costs	—	(19,106)
Adjustment of derivative to fair value	—	256
Total other expense	(7,239)	(23,978)

Income (loss) from continuing operations	9,328	(9,982)
Loss from discontinued operations	(24)	(316)
Net income (loss)	9,304	(10,298)
Preferred stock dividends	(3,559)	(4,687)
Preferred stock conversion and redemption charges	—	(38,743)
Net income (loss) available to common	$5,745	$(53,728)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.11	$(1.29)
Net income (loss)	$0.11	$(1.30)
Diluted:
Income (loss) from continuing operations	$0.11	$(1.29)
Net income (loss)	$0.11	$(1.30)

Dividends declared and paid per common share	$0.20	$0.17
Weighted-average shares outstanding, basic	50,928	41,459
Weighted-average shares outstanding, diluted	51,313	41,459

Components of other comprehensive income:
Net income (loss)	$9,304	$(10,298)
Unrealized (loss) gain on investment and hedging contracts	(1,961)	4,455
Total comprehensive income (loss)	$7,343	$(5,843)

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Three Months Ended March 31,
	2005	2004
Operating activities
Net income (loss)	$9,304	$(10,298)
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	6,253	5,225
Provisions for impairment	3,700	—
Refinancing costs	—	19,106
Amortization for deferred financing costs	506	454
Loss on assets sold - net	37	351
Restricted stock amortization expense	285	—
Adjustment of derivatives to fair value	—	(256)
Other	(87)	(11)
Net change in accounts receivable	940	(925)
Net change in other assets	(2,856)	77
Net change in operating assets and liabilities	4,433	(1,123)
Net cash provided by operating activities	22,515	12,600

Cash flows from investing activities
Acquisition of real estate	(58,053)	—
Proceeds from sale of real estate investments	6,931	85
Capital improvements and funding of other investments	(1,327)	(420)
Proceeds from other investments - net	764	1,872
Investments in other investments - net	(311)	(2,100)
Collection of mortgage principal	60,121	590
Net cash provided by investing activities	8,125	27

Cash flows from financing activities
Proceeds from credit facility borrowings	47,000	23,700
Payment on credit facility borrowings	(62,000)	(190,774)
Prepayment of re-financing penalty	—	(6,378)
Proceeds from long-term borrowings	—	200,000
Proceeds from sale of interest rate cap	—	3,460
Receipts from dividend reinvestment plan and directors fees	149	40
Receipts from exercised options	133	2,846
Payments of exercised options	(591)	(978)
Dividends paid	(17,372)	(11,735)
Proceeds from preferred stock offering	—	12,643
Proceeds from common stock offering	—	23,370
Deferred financing costs paid	(168)	(9,600)
Cost of raising capital	(28)	—
Net cash (used in) provided by financing activities	(32,877)	46,594

(Decrease) increase in cash and cash equivalents	(2,237)	59,221
Cash and cash equivalents at beginning of period	12,083	3,094
Cash and cash equivalents at end of period	$9,846	$62,315
Interest paid during the period	$3,996	$6,973

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. (“Omega” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2004 financial statements for consistency with the presentation adopted for 2005. Such reclassifications have no effect on previously reported earnings or equity.

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, subsequent to the end of our 2005 first quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We are currently evaluating the impact of adoption of this pronouncement.

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

Our consolidated financial statements include the accounts of Omega and all direct and indirect wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. We have one reportable segment consisting of investments in real estate. Our business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States. Our core portfolio consists of long-term lease and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property related expenses. Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Substantially all depreciation expenses reflected in the consolidated statements of operations relate to the ownership of our investment in real estate.

NOTE 2 - PROPERTIES

In the ordinary course of our business activities, we periodically evaluate investment opportunities and extend credit to customers. We also regularly engage in lease and loan extensions and modifications. Additionally, we actively monitor and manage our investment portfolio with the objectives of improving credit quality and increasing returns. In connection with portfolio management, we may engage in various collection and foreclosure activities.

If we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding and do not immediately re-lease or sell the properties to new operators, the assets will be included on the balance sheet as “foreclosed real estate properties,” and the value of such assets is reported at the lower of cost or estimated fair value.

The table below summarizes our number of properties and gross investment by category for the three months ended March 31, 2005:

		Mortgage	Total
	Leased	Notes	Healthcare
Facility Count	Property	Receivable	Facilities
Balance at December 31, 2004	175	46	221
Properties sold/mortgages paid	(3)	(12)	(15)
Properties acquired	7	-	7
Properties transferred to purchase/leaseback	6	(6)	-
Balance at March 31, 2005	185	28	213

Investment ($000’s)
Balance at December 31, 2004	$808,574	$118,058	$926,632
Properties sold/mortgages paid	(7,243)	(59,657)	(66,900)
Properties acquired	65,553	-	65,553
Properties transferred to purchase/leaseback	13,776	(13,776)	-
Impairment on properties	(3,700)	-	(3,700)
Capex and other	1,327	(371)	956
Balance at March 31, 2005	$878,287	$44,254	$922,541

Leased Property

Our leased real estate properties, represented by 183 long-term care facilities and two rehabilitation hospitals at March 31, 2005, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the Consumer Price Index or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Set forth below is a summary of the lease and acquisition transactions that occurred in the three months ended March 31, 2005.

Essex Healthcare

•
On January 13, 2005, we closed on approximately $58 million of net new investments as a result of the exercise by American Health Care Centers (“American”) of a put agreement with us for the purchase of 13 skilled nursing facilities (“SNFs”). The gross purchase price of approximately $79 million was satisfied in part by a purchase option of approximately $7 million and approximately $14 million in mortgage loans we had outstanding with American and its affiliates.

•	The 13 properties, all located in Ohio, will continue to be leased by Essex Healthcare Corporation. The master lease and related agreements have remaining terms of approximately six years.

Claremont Health Care Holdings, Inc.

•
Effective January 1, 2005, we re-leased one SNF formerly leased to Claremont Health Care Holdings, Inc., located in New Hampshire and representing 68 beds to an existing operator. This facility was added to an existing master lease which expires on December 31, 2013, followed by two 10-year renewal options.

Other

•
During the three months ended March 31, 2005, a $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, currently in the process of being re-leased or potentially closed, to their estimated fair value.

Assets Sold

During the three months ended March 31, 2005, we sold three facilities, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6.1 million, net of closing costs and other expenses.

Acquisitions

There was one acquisition of thirteen facilities completed for the three-months ended March 31, 2005 (see Leased Property, Essex Healthcare above). The table below summarizes the acquisition. The purchase price includes estimated transaction costs.

100% Interest Acquired         Acquisition Date         Purchase Price ($000’s)

Thirteen facilities in Ohio           January 13, 2005          $79,300

The acquired properties are included in our results of operations from the respective date of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation of the purchase price to land and buildings was made, and we will finalize the allocation in 2005 after all information is obtained.

	Pro Forma (in thousands, except per share amounts)
	Three Months Ended March 31,
	2005	2004
Revenues	$28,876	$23,233
Net income (loss)	$9,271	$(9,619)

Earnings per share - Basic	$0.11	$(1.28)
Earnings per share - Diluted	$0.11	$(1.28)

Mortgage Notes Receivable

Mortgage notes receivable relate to 28 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states, operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of March 31, 2005, we had no foreclosed property and none of our mortgages were in foreclosure proceedings.

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

On February 1, 2005, Mariner Health Care, Inc. (“Mariner”) exercised its right to prepay in full the $59.7 million aggregate principal amount owed to us under a promissory note secured by a mortgage with an interest rate of 11.57%, together with the required prepayment premium of 3% of the outstanding principal balance and all accrued and unpaid interest. In addition, pursuant to certain provisions contained in the promissory note, Mariner paid us an amendment fee owed for the period ending on February 1, 2005.

No provisions for loss on mortgages or notes receivable were recorded during the three-months ended March 31, 2005 and 2004, respectively.

NOTE 3 - CONCENTRATION OF RISK

As of March 31, 2005, our portfolio of domestic investments consisted of 213 healthcare facilities, located in 28 states and operated by 39 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $923 million at March 31, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 183 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties and fixed rate mortgages on 28 long-term healthcare facilities. At March 31, 2005, we also held miscellaneous investments of approximately $20 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2005, approximately 27% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc. (“Sun”) (16%) and Advocat, Inc. (“Advocat”) (11%). Our largest private company operators (by investment) were Guardian LTC Management, Inc. (9%), Essex Healthcare Corp. (9%), Haven Healthcare (6%), and Seacrest Healthcare (6%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (15%), Florida (13%) and Pennsylvania (9%) at March 31, 2005.

For the three-month period ended March 31, 2005, our revenues from operations totaled $28.6 million, of which approximately $5.5 million were derived from Sun (19%) and $3.1 million from Advocat (11%). No other operator generated more than 10% of our revenues from operations.

NOTE 4 - DIVIDENDS

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our $200 million revolving senior secured credit facility (“Credit Facility”) has certain financial covenants which limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s FFO as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status. The Loan Agreement, defines FFO as net income (or loss), plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.

Common Dividends

On April 19, 2005, the Board of Directors announced a common stock dividend of $0.21 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid May 16, 2005 to common stockholders of record on May 2, 2005.

On January 18, 2005, the Board of Directors announced a common stock dividend of $0.20 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2005 to common stockholders of record on January 31, 2005.

Series D Preferred Dividends

On March 15, 2005, the Board of Directors declared the regular quarterly dividends for its 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on May 2, 2005. The stockholders of record of the Series D Preferred Stock on May 2, 2005 will be paid dividends in the amount of $0.52344 per preferred share on May 16, 2005. The liquidation preference for the Company’s Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2005 through April 30, 2005.

On January 18, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.53906 per preferred share for its Series D Preferred Stock, which were paid February 15, 2005 to preferred stockholders of record on January 31, 2005.

Series B Preferred Stock Redemption and Quarterly Dividends

On March 15, 2005, the Board of Directors also authorized the redemption of all shares outstanding of our 8.625% Series B Preferred Stock (“Series B Preferred Stock”) (NYSE:OHI PrA; CUSIP: 681936209). We redeemed all of the outstanding shares on May 2, 2005 for $25.00 per share, plus $0.55104 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.55104 per share. Dividends on the shares of Series B Preferred Stock ceased to accrue from and after the redemption date, after which the Series B Preferred Stock was no longer outstanding and holders of the Series B Preferred Stock have only the right to receive the redemption price.

The notice of redemption and related materials were mailed to the holders of the Series B Preferred Stock on or about April 1, 2005. EquiServe Trust Company acted as our redemption and paying agent. On or before the redemption date, we deposited with EquiServe the aggregate redemption price to be held in trust for the benefit of the holders of the Series B Preferred Stock. Holders of the Series B Preferred Stock who hold shares through the Depository Trust Company will have their shares of the Series B Preferred Stock redeemed in accordance with the Depository Trust Company’s procedures.

In connection with the redemption of the Series B Preferred Stock, Omega’s second quarter 2005 results will reflect a non-recurring reduction in net income attributable to common shareholders of approximately $2.0 million or approximately $0.04 per common share. This reduction will be taken in accordance with the Securities and Exchange Commission’s Interpretation of FASB-EITF Topic D-42 (“The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”), issued on July 31, 2003. Under this interpretation, all costs associated with the original issuance of the Series B Preferred Stock will be recorded as a reduction of net income attributable to common stockholders.

On January 18, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share for its Series B Preferred Stock, which were paid February 15, 2005 to preferred stockholders of record on January 31, 2005.

NOTE 5 - TAXES

As a qualified REIT, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.

NOTE 6 - STOCK-BASED COMPENSATION

Stock Options

We account for stock options using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers and employees and consultants are eligible to participate in the 2000 Plan. At March 31, 2005, there were outstanding options for 495,213 shares of common stock granted to 17 eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of March 31, 2005, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At March 31, 2005, under the 2000 Plan, there were options for 131,484 shares of common stock currently exercisable with a weighted-average exercise price of $7.06, with exercise prices ranging from $2.32 to $37.20. There were 559,960 shares available for future grants as of March 31, 2005. A breakdown of the options outstanding under the 2000 Plan as of March 31, 2005, by price range, is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years	)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.32 -$3.00	279,797	$2.69	6.39		32,343	$2.37
$3.01 -$3.81	169,919	$3.21	6.65		61,145	$3.24
$6.02 -$9.33	26,496	$6.69	6.94		18,995	$6.38
$20.25 -$37.20	19,001	$28.03	2.24		19,001	$28.03

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of March 31, 2005, a total of 331,275 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of March 31, 2005, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

At March 31, 2005, the only options outstanding to purchase shares of common stock were options issued under our 2000 Plan for 495,213 shares of common stock. For the quarter ended March 31, 2005, no options were granted under any of our stock incentive plans. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price	Weighted- Average Price
Outstanding at December 31, 2004	570,183	$2.320 - 37.205	$3.891
Granted during 1st quarter 2005	-	- - -	-
Exercised	(74,970)	2.320 - 9.330	2.805
Cancelled	-	- - -	-
Outstanding at March 31, 2005	495,213	2.320 - 37.205	4.056

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was effective January 1, 2003, requires certain disclosures related to our stock-based compensation arrangements.

The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to our stock-based compensation.

	Three Months Ended March 31,
	2005	2004
(in thousands, except per share amounts)
Net income (loss) to common stockholders	$5,745	$(53,728)
Add: Stock-based compensation expense included in net income (loss) to common stockholders	285	—
	6,030	(53,728)
Less: Stock-based compensation expense determined under the fair value based method for all awards	348	6
Pro forma net income (loss) to common stockholders	$5,682	$(53,734)

Earnings per share:
Basic, as reported	$0.11	$(1.30)
Basic, pro forma	$0.11	$(1.30)
Diluted, as reported	$0.11	$(1.30)
Diluted, pro forma	$0.11	$(1.30)

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

Restricted Stock

On September 10, 2004, we entered into restricted stock agreements with four executive officers under the 2004 Plan. A total of 317,500 shares of restricted stock were granted, which equated to approximately $3.3 million of deferred compensation. The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the Restricted Stock Agreements).

For the quarter ended March 31, 2005, we issued 1,443 shares of restricted common stock to each non-employee director and an additional 2,000 shares of restricted common stock to the Chairman of the Board under the 2004 Plan for a total of 9,215 shares. These shares represent a payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

Performance Restricted Stock Units

On September 10, 2004, we entered into performance restricted stock unit agreements with our four executive officers under the 2004 Plan. A total of 317,500 restricted stock units were issued under the 2004 Plan and will fully vest into shares of common stock when our company attains $0.30 per share of adjusted funds from operations (as defined in the Restricted Stock Unit Agreements) for two (2) consecutive quarters, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the Restricted Stock Unit Agreements). The issuance of restricted stock units has no impact on our calculation of diluted earnings per common share at this time; however, under our current method of accounting for stock-based compensation, the expense related to the restricted stock units will be recognized when it becomes probable that the vesting requirements will be met.

NOTE 7 - FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At March 31, 2005, there were no outstanding borrowings under our Credit Facility and $4.3 million was utilized for the issuance of letters of credit, leaving availability of $195.7 million.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2005, we were in compliance with all property level and corporate financial covenants.

At December 31, 2004, we had $15.0 million of outstanding borrowings with a blended interest rate of 5.41%.

$60 Million 7% Senior Unsecured Notes Offering

On October 29, 2004, we completed a privately placed offering of an additional $60 million aggregate principal amount of 7% senior notes due 2014 (“the Additional Notes”) at an issue price of 102.25% of the principal amount of the Additional Notes (equal to a per annum yield to maturity of approximately 6.67%), resulting in gross proceeds of approximately $61 million. The terms of the Additional Notes offered were substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014 issued in March 2004 (the “Existing Notes”), which were subsequently exchanged for registered senior notes in September 2004. The Additional Notes were issued through a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 (the “Securities Act”) and in offshore transactions pursuant to Regulation S under the Securities Act.

On December 21, 2004, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange (the “Additional Notes Exchange Offer”) up to $60 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “Additional Exchange Notes”), for all of our outstanding unregistered Additional Notes. On March 18, 2005, upon the expiration of the Additional Notes Exchange Offer, $60 million aggregate principal amount of Additional Exchange Notes were exchanged for the unregistered Additional Notes. As a result of the Additional Exchange Offer, no Additional Notes remain outstanding. The terms of the Additional Exchange Notes are identical to the terms of the Additional Notes, except that the Additional Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions) along with our previously registered Existing Notes as a single class. The Additional Exchange Notes represent our unsecured senior obligations and have been guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries.

Our $260 million 7% senior notes due 2014 (“Senior Notes”) are guaranteed jointly and severally, fully and unconditionally by all of our wholly-owned subsidiaries. We are the issuer and non-guarantor of the Senior Notes and, aside from the assets or operations of our subsidiaries; we do not have any significant assets or operations. Pursuant to the terms of the indenture governing the Senior Notes, we will not and will not permit any of our subsidiary guarantors to cause or otherwise effect any consensual encumbrance or restriction with respect to the payment of any dividend or the making of any distributions on any capital stock, to pay indebtedness owed to us or any subsidiary guarantor, to make loans of advances to us or any of our subsidiary guarantors, or transfer its property or assets to us or any of our subsidiary guarantors other than in certain limited exceptions.

NOTE 8 - LITIGATION

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

We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our former owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The majority of these lawsuits representing the most significant amount of exposure were settled in 2004. There currently is one lawsuit pending that is in the discovery stage and we are unable to predict the likely outcome of this lawsuit at this time.

NOTE 9 - DISCONTINUED OPERATIONS

The implementation of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002, requires the presentation of the net operating results of facilities sold during 2005 as income from discontinued operations for all periods presented. We incurred a net loss from discontinued operations of $24 thousand in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of facilities sold during the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Revenues
Rental income	$39	$101
Subtotal revenues	39	101
Expenses
Depreciation and amortization	26	66
Subtotal expenses	26	66

Income before loss on sale of assets	13	35
Loss on assets sold - net	(37)	(351)
Loss from discontinued operations	$(24)	$(316)

NOTE 10 - EARNINGS PER SHARE

The computation of basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options and restricted stock rewards.

For the three-month period ended March 31, 2005, the dilutive effect from stock options was immaterial. For the three-month period ended March 31, 2004, there was no dilutive effect from stock options.

NOTE 11 - SUBSEQUENT EVENTS

Dividends

On April 19, 2005, the Board of Directors announced a common stock dividend of $0.21 per share to be paid May 16, 2005 to common stockholders of record on May 2, 2005.

Series B Preferred Stock Redemption

On May 2, 2005, we redeemed all outstanding 2.0 million shares of our Series B Preferred Stock at a price of $25.55104 per share, comprised of the $25 per share liquidation value and accrued dividend. During 2004, we raised over $193 million from public offerings of our capital stock, the proceeds of which were used for, among other things, the reduction of amounts owed under our Credit Facility prior to the time such funds were needed to fund the redemption. The redemption of the $50 million of Series B Preferred Stock, as well as the related accrued dividend, was funded through invested cash and approximately $40 million of Credit Facility borrowings, which had been paid down from the proceeds of our 2004 stock offerings. Under FASB-EITF Issue D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the repurchase of the Series B Preferred Stock will result in a non-cash charge to net income available to common stockholders of approximately $2.0 million in the second quarter of 2005.

Bank Credit Agreement

On April 26, 2005, we amended our Credit Facility to reduce both LIBOR and Base Rate interest spreads (as defined in the Credit Facility) by 50 basis points for borrowings outstanding. At March 31, 2005, we had no outstanding borrowings under our Credit Facility.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1 to our 2004 Form 10-K;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)
the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to sell closed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facility;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xi)	changes in interest rates;
(xii)	the amount and yield of any additional investments;
(xiii)	changes in tax laws and regulations affecting real estate investment trusts; and
(xiv)	changes in the ratings of our debt and preferred securities.

Overview

At March 31, 2005, our portfolio of domestic investments consisted of 213 healthcare facilities, located in 28 states and operated by 39 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $923 million at March 31, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 183 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, and fixed rate mortgages on 28 long-term healthcare facilities. At March 31, 2005, we also held miscellaneous investments of approximately $20 million, consisting primarily of secured loans to third-party operators of our facilities.

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

The Medicare Modernization Act also temporarily reinstituted a moratorium on the application of a reimbursement cap on outpatient rehabilitative services. The therapy cap limits reimbursement to $1,590 for physical therapy and speech-language pathology services provided on an outpatient basis. Congress first enacted a moratorium on the implementation of a reimbursement cap from January 1, 2000 until January 1, 2003. CMS enforced the reimbursement cap from September 1, 2003 through December 7, 2003, at which point Congress reinstituted the moratorium under the Medicare Modernization Act. The moratorium remains in place through December 31, 2005, and its future beyond that date is unclear at this point.

CMS released a proposed rule in February 2003 that, if implemented, would limit Medicare reimbursement to certain providers, including SNFs, for bad debt arising from unpaid beneficiary deductibles and coinsurance amounts. In the proposed rule, CMS indicated that reimbursement rates would be reduced by 10% each year for three years until reimbursement rates to SNFs for bad debt equal 70% of reimbursement rates during federal fiscal year 2003. CMS has not issued a final rule on this issue, and we cannot predict whether CMS will implement these proposed policies or when the final rule may be issued. However, extensive cuts in Medicare payments for bad debt could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

Medicaid and Other Third-Party Reimbursement

Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of their citizens. Rising Medicaid costs and decreasing state revenues caused by recent economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of our properties. In recent years, many states announced actual or potential budget shortfalls, and many budget forecasts for 2006 could be similar. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid reimbursement rates, including rates paid to SNF providers, or reductions in Medicaid enrollee benefits, including long-term care benefits. We cannot predict the extent to which Medicaid rate freezes or cuts or benefit reductions will ultimately be adopted, the number of states that will adopt them or the impact of such adoption on our operators. However, extensive Medicaid rate cuts or freezes or benefit reductions could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make lease or mortgage payments to us.

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

Congress may consider federal legislation to reform the Medicaid program in 2005, although the content and likelihood of enactment of such legislation remains uncertain. Recently, CMS embarked on an initiative to reform the Medicaid program by working on a state-by-state basis to scrutinize states’ ability to use intergovernmental transfers (“IGTs”) to access federal Medicaid funding for public providers.

On April 28, 2005, both houses of Congress adopted a $2.6 trillion FY 2006 budget resolution conference report that calls for $34.7 billion in savings from mandatory programs over five years, including $10 billion from Medicaid. Although the budget resolution is nonbinding, it acts as a guideline for Congress for the final budget. Although the exact amount of the Medicaid cuts are not finalized, the proposed reductions are significant and would likely have an adverse impact on state Medicaid programs and providers generally.

Finally, private payors, including managed care payors, are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Efforts to impose greater discounts and more stringent cost controls are expected to continue. Any changes in reimbursement policies that reduce reimbursement levels could adversely affect the revenues of our lessees and mortgagors and thereby adversely affect those lessees' and mortgagors' abilities to make their monthly lease or debt payments to us.

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

Legislative and Regulatory Developments

Each year, legislative and regulatory proposals are introduced or proposed in Congress, state legislatures as well as by federal and state agencies, which, if implemented, could result in major changes in the healthcare system, either nationally or at the state level. In addition, regulatory proposals and rules are released on an ongoing basis that may have major impacts on the healthcare system generally and the industries in which our operators do business. Legislative and regulatory developments can be expected to occur on an ongoing basis at the local, state and federal levels that have direct or indirect impacts on the policies governing the reimbursement levels paid to our facilities by public and private third-party payors, the costs of doing business and the threshold requirements that must be met for facilities to continue operation or to expand. The Medicare Modernization Act, which is one example of such legislation, was enacted in December 2003. The significant expansion of other benefits for Medicare beneficiaries under this Act, such as the prescription drug benefit, could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts on our operators. Although the creation of a prescription drug benefit for Medicare beneficiaries was expected to generate fiscal relief for state Medicaid programs, the structure of the benefit and costs associated with its implementation and administration through the states may mitigate the relief for states that was anticipated. CMS also launched the Nursing Home Quality Initiative program in 2002, which requires nursing homes participating in Medicare to provide consumers with comparative information about the quality of care at the facility. In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues. In addition, the reporting of such information could lead in the future to reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters. Other proposals under consideration include efforts by individual states to control costs by decreasing state Medicaid reimbursements in the current or future fiscal years and federal legislation addressing various issues, such as protecting consumers in managed care plans, improving quality of care and reducing medical errors throughout the health care industry. We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Potential Risks from Bankruptcies

Our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease (“Master Lease”) covering all of that operator’s facilities. The Bankruptcy Reform Act of 1978, as amended (“Bankruptcy Code”), provides that a trustee or a debtor-in-possession in a case under the Bankruptcy Code has the power and the option to assume, assume and assign to a third party, or reject the unexpired lease of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, obligations under the lease generally would be entitled to a priority over other unsecured pre-bankruptcy claims. However, the debtor-lessee may not have to cure historical non-monetary defaults under the lease to the extent that they have not resulted in an actual pecuniary loss, but the debtor-lessee must cure non-monetary defaults under the lease from the time of assumption going forward. If a lease is rejected, assuming that the lessor does not have a perfected security interest in collateral to secure the lease rejection damages, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years. A debtor-lessee must generally pay all rent payments coming due under the lease after the bankruptcy filing but before the rejection of the lease. The Bankruptcy Code provides that the debtor-lessee must make the decision regarding assumption/assumption and assignment/rejection within a certain period of time. The bankruptcy court in certain instances may, however, extend this time period.

Generally, with respect to our mortgage loans, the imposition of an automatic stay under the Bankruptcy Code precludes us from exercising foreclosure or other remedies against the debtor without first obtaining stay relief from the bankruptcy court. Pre-petition creditors generally do not have rights to the cash flows from the properties underlying the mortgages. Mortgagees may, however, receive periodic payments from the debtor/mortgagors. Such payments are referred to as adequate protection payments. The timing of adequate protection payments and whether the mortgagees are entitled to such payments at all in bankruptcy depends on negotiating an acceptable settlement with the mortgagor (and subject to approval of the bankruptcy court) or the order of the bankruptcy court in the event a negotiated settlement cannot be achieved. A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption or rejection because it is not an executory contract or a lease. Second, the mortgagee's loan may be divided into (1) a secured loan for the portion of the mortgage debt that does not exceed the value of the property and (2) a general unsecured loan for the portion of the mortgage debt that exceeds the value of the property. Assuming that there is not enough money to pay all unsecured creditors in full, a secured creditor such as our company is entitled to the recovery of (i) interest and (ii) reasonable fees, costs and charges provided for under the agreement or state statute under which such claim arose only if, and to the extent that, the value of the collateral exceeds the amount owed. If the value of the collateral exceeds the amount of the debt, interest as well as reasonable fees, costs, and charges may not be paid during the bankruptcy case, but will accrue until confirmation of a plan of reorganization/liquidation or such other time as the court orders. If the value of the collateral held by a secured creditor is less than the secured debt (including such creditor’s secured debt and the secured debt of any creditor with a more senior security interest in the collateral), interest on the loan for the time period between the filing of the case and confirmation may be disallowed. Finally, while a lease generally would either be rejected or assumed with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and the timing of principal payments, may be modified if the debtor is able to effect a "cram down" under the Bankruptcy Code.

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, some significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. In order to protect our investments, we may take possession of a property or even become licensed as an operator, which might expose us to successor liability under government programs (or otherwise) or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses. Third-party payors may also suspend payments to us following foreclosure until we receive the required licenses to operate the facilities. Should such events occur, our income and cash flow from operations would be adversely affected.

Concentration of Risk

For the three-month period ended March 31, 2005, our revenues from operations totaled $28.6 million, of which approximately $5.5 million were derived from Sun Healthcare Group, Inc. (“Sun”) (19%) and $3.1 million from Advocat, Inc. (11%). No other operator generated more than 10% of our revenues from operations.

As of March 31, 2005, our real estate investments consisted of 213 healthcare facilities, located in 28 states and operated by 39 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $923 million at March 31, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 183 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, and fixed rate mortgages on 28 long-term healthcare facilities.

At March 31, 2005, approximately 27% of our real estate investments were operated by two public companies: Sun (16%) and Advocat (11%). Our largest private company operators (by investment) were Guardian LTC Management, Inc. (9%), Essex Healthcare Corp. (9%), Haven Healthcare (6%), and Seacrest Healthcare (6%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (15%), Florida (13%) and Pennsylvania (9%) at March 31, 2005.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 to our 2004 Form 10-K. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

We have identified four significant accounting policies that we believe are critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant assumptions, judgments and estimates. With respect to these critical accounting policies, we believe the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The four critical accounting policies are:

Revenue Recognition

With the exception of three master leases, rental income and mortgage interest income are recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index) as defined in the master leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection. The amount of the reserve is estimated based on what management believes will likely be collected. When collection is uncertain, lease revenues are recorded when received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized when received after taking into account application of principal repayments and security deposits.

The three master leases not recognized as earned over the term of the lease are recognized on a straight-line basis. We recognize the minimum base rental revenue under the respective master lease on a straight-line basis over the term of the related lease. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date.

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

During the three-month period ended March 31, 2005, we recognized impairment losses associated with two facilities of $3.7 million.

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

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of specified real estate assets which have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as discontinued operations in the consolidated statements of operations for all periods presented. We held no assets that qualified as held for disposition, as defined by SFAS No. 144, as of March 31, 2005; however, during the three months ended March 31, 2005, we sold three facilities, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6.1 million, net of closing costs and other expenses. See Note 9 - Discontinued Operations.

Results of Operations

The following discussion relates to our consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2005 and 2004

Operating Revenues

Our operating revenues for the three months ended March 31, 2005 totaled $28.6 million, an increase of $7.4 million, over the same period in 2004. The $7.4 million increase was primarily a result of new investments made throughout 2004 and during the first quarter of 2005, contractual interest revenue associated with the payoff of a mortgage note, re-leasing and restructuring activities completed throughout 2004, as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues during the three months ended March 31, 2005 are as follows:

•
Rental income for the three months ended March 31, 2005 was $23.0 million, an increase of $5.9 million over the same period in 2004. The increase was due to new leases entered into throughout 2004 and during the first quarter of 2005, restructurings and re-leasing activities and scheduled contractual increases in rents.

•
Mortgage interest income for the three months ended March 31, 2005 totaled $2.0 million, a decrease of $1.4 million over the same period in 2004. The decrease was primarily the result of normal amortization and a $60 million loan payoff which occurred in the first quarter of 2005.

•	Other investment income for the three months ended March 31, 2005 totaled $0.5 million, a decrease of $0.1 million over the same period in 2004.
•
Miscellaneous revenue for the three months ended March 31, 2005 was $3.2 million, an increase of $3.0 million over the same period in 2004. The increase was due to contractual revenue owed to us as a result of a mortgage note prepayment.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 totaled $12.0 million, an increase of approximately $4.9 million over the same period in 2004. The increase was primarily due to a $3.7 million non-cash provision for impairment charge recorded in the three months ended March 31, 2005, restricted stock amortization expense recorded in 2005, and $1.1 million of increased depreciation expense. This increase was partially offset by reductions in general and administrative costs.
Detailed changes in our operating expenses during the three months ended March 31, 2005 are as follows:

•
Our depreciation and amortization expense for the three months ended March 31, 2005 was $6.2 million, compared to $5.2 million for the same period in 2004. The increase is due to new investments placed throughout 2004 and during the first quarter of 2005.

•	Our general and administrative expense was $1.8 million, compared to $2.0 million for the same period in 2004.
•
Our restricted stock expense was $0.3 million, compared to $0 for the same period in 2004. The increase is due to the expense associated with restricted stock awards granted in the third quarter of 2004.

•
A $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, currently in the process of being re-leased or potentially closed, to their estimated fair value.

Other Expense

For the three months ended March 31, 2005, our total other net expenses were $7.2 million as compared to $24.0 million for the same period in 2004. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs, for the three months ended March 31, 2005 was $6.8 million, compared to $4.7 million for the same period in 2004. The increase of $2.1 million was primarily due to higher debt on our balance sheet versus the same period in 2004.

•
For the three months ended March 31, 2004, we recorded $19.1 million of refinancing-related charges associated with refinancing our capital structure. The $19.1 million consists of a $6.4 million exit fee paid to our previous bank syndication and a $6.3 million non-cash deferred financing cost write-off associated with the termination of our then existing $225 million credit facility and our $50 million acquisition facility, and a loss of approximately $6.5 million associated with the sale of an interest rate cap.

Loss from Discontinued Operations
Discontinued operations relate to properties we disposed of in 2005 and are accounted for as discontinued operations under SFAS No. 144. For the three months ended March 31, 2005, we sold three facilities, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6.1 million, net of closing costs and other expenses. See Note 9 - Discontinued Operations. In accordance with SFAS No. 144, the $24 thousand net loss is reflected in our consolidated statements of operations as discontinued operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2005, was a $12.0 million, an increase of $60.2 million as compared to a deficit of $48.2 million for the same period in 2004.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and, consequently, FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization. We believe that FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue. FFO herein is not necessarily comparable to FFO of other real estate investment trusts (“REITs”) that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

In February 2004, NAREIT informed its member companies that it was adopting the position of the Securities and Exchange Commission (“SEC”) with respect to asset impairment charges and would no longer recommend that impairment write-downs be excluded from FFO. In the tables included in this disclosure, we have applied this interpretation and have not excluded asset impairment charges in calculating our FFO. As a result, our FFO may not be comparable to similar measures reported in previous disclosures. According to NAREIT, there is inconsistency among NAREIT member companies as to the adoption of this interpretation of FFO. Therefore, a comparison of our FFO results to another company's FFO results may not be meaningful.

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)

Net income (loss) available to common	$5,745	$(53,728)
Add back loss from real estate dispositions	37	351
Sub-total	5,782	(53,377)
Elimination of non-cash items included in net income (loss):
Depreciation and amortization	6,253	5,225
Funds from operations available to common stockholders	$12,035	$(48,152)

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

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the three months ended March 31, 2005.

Essex Healthcare

•
On January 13, 2005, we closed on approximately $58 million of net new investments as a result of the exercise by American Health Care Centers (“American”) of a put agreement with us for the purchase of 13 SNFs. The gross purchase price of approximately $79 million was satisfied in part by a purchase option of approximately $7 million and approximately $14 million in mortgage loans we had outstanding with American and its affiliates.

•	The 13 properties, all located in Ohio, will continue to be leased by Essex Healthcare Corporation. The master lease and related agreements have remaining terms of approximately six years.

Mariner Health Care, Inc.

•
On February 1, 2005, Mariner Health Care, Inc. (“Mariner”) exercised its right to prepay in full the $59.7 million aggregate principal amount owed to us under a promissory note secured by a mortgage with an interest rate of 11.57%, together with the required prepayment premium of 3% of the outstanding principal balance and all accrued and unpaid interest. In addition, pursuant to certain provisions contained in the promissory note, Mariner paid us an amendment fee owed for the period ending on February 1, 2005.

Claremont Health Care Holdings, Inc.

•
Effective January 1, 2005, we re-leased one SNF formerly leased to Claremont Health Care Holdings, Inc., located in New Hampshire and representing 68 beds to an existing operator. This facility was added to an existing master lease which expires on December 31, 2013, followed by two 10-year renewal options.

Other

•
During the three months ended March 31, 2005, a $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, currently in the process of being re-leased or potentially closed, to their estimated fair value.

Asset Dispositions in 2005

•
During the three months ended March 31, 2005, we sold three facilities, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6.1 million, net of closing costs and other expenses.

Liquidity and Capital Resources

At March 31, 2005, we had total assets of $814.0 million, stockholders’ equity of $422.4 million and debt of $364.5 million, representing approximately 46.3% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$363,170	$370	$100,805	$900	$261,095
Other long-term liabilities	786	201	401	184	-
Total	$363,956	$571	$101,206	$1,084	$261,095

(1)
The $363.2 million includes the $100.0 million aggregate principal amount of 6.95% Senior Notes due 2007, $0 borrowings under the $200 million credit facility borrowing, which matures in March 2008 and $260 million aggregate principal amount of 7.0% Senior Notes due 2014.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

We have a $200 million revolving senior secured credit facility (“Credit Facility”). At March 31, 2005, there were no outstanding borrowings under our Credit Facility and $4.3 million of availability under the Credit Facility was utilized for the issuance of letters of credit, leaving availability of $195.7 million.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2005, we were in compliance with all property level and corporate financial covenants.

Series B Preferred Redemption

On May 2, 2005, we redeemed all of the 2.0 million outstanding shares of our Series B Preferred Stock at a price of $25.55104 per share, comprised of the $25 per share liquidation value and accrued dividend. During 2004 we raised over $193 million from public offerings of our capital stock, the proceeds of which were used for, among other things, the reduction of amounts owed under our Credit Facility prior to the time such funds were needed to fund the redemption. The redemption of the $50 million of Series B Preferred Stock, as well as the related accrued dividend, was funded through invested cash and approximately $40 million of Credit Facility borrowings, which had been paid down from the proceeds of our 2004 stock offerings. Under FASB-EITF Issue D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the repurchase of the Series B Preferred Stock will result in a non-cash charge to net income available to common stockholders of approximately $2.0 million in the second quarter of 2005.

$60 Million 7% Senior Unsecured Notes Offering

On October 29, 2004, we completed a privately placed offering of an additional $60 million aggregate principal amount of 7% senior notes due 2014 (“the Additional Notes”) at an issue price of 102.25% of the principal amount of the Additional Notes (equal to a per annum yield to maturity of approximately 6.67%), resulting in gross proceeds of approximately $61 million. The terms of the Additional Notes offered were substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014 issued in March 2004 (the “Existing Notes”), which were subsequently exchanged for registered senior notes in September 2004. The Additional Notes were issued through a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 (the “Securities Act”) and in offshore transactions pursuant to Regulation S under the Securities Act.

On December 21, 2004, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange (the “Additional Notes Exchange Offer”) up to $60 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “Additional Exchange Notes”), for all of our outstanding unregistered Additional Notes. On March 18, 2005, upon the expiration of the Additional Notes Exchange Offer, $60 million aggregate principal amount of Additional Exchange Notes were exchanged for the unregistered Additional Notes. As a result of the Additional Exchange Offer, no Additional Notes remain outstanding. The terms of the Additional Exchange Notes are identical to the terms of the Additional Notes, except that the Additional Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions) along with our previously registered Existing Notes as a single class. The Additional Exchange Notes represent our unsecured senior obligations and have been guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries.

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

Common Dividends

On April 19, 2005, the Board of Directors announced a common stock dividend of $0.21 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid May 16, 2005 to common stockholders of record on May 2, 2005.

On January 18, 2005, the Board of Directors announced a common stock dividend of $0.20 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2005 to common stockholders of record on January 31, 2005.

Series D Preferred Dividends

On March 15, 2005, the Board of Directors declared the regular quarterly dividends for its 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on May 2, 2005. The stockholders of record of the Series D Preferred Stock on May 2, 2005 will be paid dividends in the amount of $0.52344 per preferred share on May 16, 2005. The liquidation preference for the Company’s Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2005 through April 30, 2005.

On January 18, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.53906 per preferred share for its Series D Preferred Stock, which were paid February 15, 2005 to preferred stockholders of record on January 31, 2005.

Series B Preferred Stock Redemption and Quarterly Dividends

On March 15, 2005, the Board of Directors also authorized the redemption of all shares outstanding of our 8.625% Series B Preferred Stock (“Series B Preferred Stock”) (NYSE:OHI PrA; CUSIP: 681936209). We redeemed all of the outstanding shares on May 2, 2005 for $25.00 per share, plus $0.55104 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.55104 per share. Dividends on the shares of Series B Preferred Stock ceased to accrue from and after the redemption date, after which the Series B Preferred Stock was no longer outstanding and holders of the Series B Preferred Stock have only the right to receive the redemption price.

The notice of redemption and related materials was mailed to the holders of the Series B Preferred Stock on or about April 1, 2005. EquiServe Trust Company acted as our redemption and paying agent. On or before the redemption date, we deposited with EquiServe the aggregate redemption price to be held in trust for the benefit of the holders of the Series B Preferred Stock. Holders of the Series B Preferred Stock who hold shares through the Depository Trust Company will have their shares of the Series B Preferred Stock redeemed in accordance with the Depository Trust Company’s procedures.

In connection with the redemption of the Series B Preferred Stock, Omega’s second quarter 2005 results will reflect a non-recurring reduction in net income attributable to common shareholders of approximately $2.0 million or approximately $0.04 per common share. This reduction will be taken in accordance with the Securities and Exchange Commission’s Interpretation of FASB-EITF Topic D-42 (“The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”), issued on July 31, 2003. Under this interpretation, all costs associated with the original issuance of the Series B Preferred Stock will be recorded as a reduction of net income attributable to common stockholders.

On January 18, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share for its Series B Preferred Stock, which were paid February 15, 2005 to preferred stockholders of record on January 31, 2005.

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

Cash and cash equivalents totaled $9.8 million as of March 31, 2005, a decrease of $2.2 million as compared to the balance at December 31, 2004. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $22.5 million for the three months ended March 31, 2005, as compared to $12.6 million for the same period in 2004. The $9.9 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2004 and the first quarter of 2005; (ii) one-time contractual revenue associated with a mortgage note prepayment; and (iii) normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was $8.1 million for the three months ended March 31, 2005 as compared to $27 thousand for the same period in 2004. The increase of $8.1 million was primarily due to: (i) a $60.0 million mortgage payoff in February 2005; and (ii) $6.9 million of asset sales; offset partially by $58.1 million of net new investments placed in January 2005 as compared to 2004.

Financing Activities - Net cash flow from financing activities was an outflow of $32.9 million for the three months ended March 31, 2005 as compared to an inflow of $46.6 million for the same period in 2004. The change in financing cash flow was primarily a result of: (i) issuance of $118.5 million of preferred equity in the first quarter of 2004; (ii) a public issuance of 2.7 million shares of our common stock at a price of $9.85 per share in the first quarter of 2004; (iii) a private offering of $200 million of senior unsecured notes in March 2004; and (iv) the sale of an interest rate cap in March 2004; offset partially by repayments on our credit facility and other borrowings.

Effects of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, subsequent to the end of our 2005 first quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We are currently evaluating the impact of adoption of this pronouncement.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

              There were no material changes in the Company's market risk during the three months ended March 31, 2005.  For additional information, refer to Item 7a as presented in the 2004 Annual Report on Form 10-K.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of March 31, 2005.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

See Note 8 - Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 2 - Market for Registrant’s Common Equity and Related Stockholder Matters

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol “OHI.” During the three months ended March 31, 2005, we purchased 13,909 shares of our common stock from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
January 1, 2005 to January 31, 2005	13,909	$11.10	-	$-
February 1, 2005 to February 28, 2005	-	-	-	-
March 1, 2005 to March 31, 2005	-	-	-	-
Total	13,909	$11.10	-	$-

(1) Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

Item 5 - Other Information

On April 29, 2005, we borrowed approximately $40 million under our $200 million revolving credit facility (the "Credit Facility"). On May 2, 2005, we borrowed an additional $2 million under the Credit Facility. The terms of the Credit Facility are governed by that certain credit agreement (the "Credit Agreement"), dated as of March 22, 2004, as amended, by and among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC and Texas Lessor-Stonegate, LP. and the lenders named therein, and Bank of America, N.A., as Administrative Agent. The interest rate per annum applicable to the Credit Facility is either the Eurodollar Rate, plus the Applicable Percentage (as defined below), or the Base Rate, which will be the higher of (i) the rate of interest publicly announced by the Administrative Agent of the Credit Facility as its prime rate in effect, and (ii) the federal funds rate from time to time plus 0.50%, plus, in each case, the Applicable Percentage. The Applicable Percentage with respect to the Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio, as set forth in the Credit Agreement. The Applicable Percentage may range from 2.75% to 1.75% in the case of Eurodollar advances, and from 1.25% to .25% in the case of base rate advances. The default rate on the Credit Facility is 3.00% above the interest rate otherwise applicable to base rate loans.

Item 6 - Exhibits

Exhibit No.	Description
10.1

Form of Directors’ Restricted Stock Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, File No. 1-111316)

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
                             OMEGA HEALTHCARE INVESTORS, INC.
                    Registrant

Date: May 5, 2005                 By: /S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 5, 2005                 By: /S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer