Form 10-Q
period 2005-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2005-08-03
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
or

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

Yes X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2005.

        Common Stock, $.10 par value              51,149,726
        (Class)     (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2005

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	June 30, 2005 (unaudited) and December 31, 2004	2

	Consolidated Statements of Operations (unaudited)
	Three and six months ended June 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended June 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements
	June 30, 2005 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	Other Information

Item 1.	Legal Proceedings	36

Item 2.	Market for Registrant’s Common Equity and Related Stockholder Matters	36

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	38

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2005	2004
	(Unaudited)	(See note)
ASSETS
Real estate properties
Land and buildings at cost	$893,785	$808,574
Less accumulated depreciation	(150,190)	(153,379)
Real estate properties - net	743,595	655,195
Mortgage notes receivable - net	43,883	118,058
	787,478	773,253
Other investments - net	24,750	29,699
	812,228	802,952
Assets held for sale - net	8,440	—
Total investments	820,668	802,952

Cash and cash equivalents	534	12,083
Accounts receivable - net	4,041	5,582
Other assets	28,202	12,733
Operating assets for owned properties	—	213
Total assets	$853,445	$833,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$101,500	$15,000
Unsecured borrowings	360,000	360,000
Premium on unsecured borrowings	1,254	1,338
Other long-term borrowings	3,170	3,170
Accrued expenses and other liabilities	19,477	21,067
Operating liabilities for owned properties	386	508
Total liabilities	485,787	401,083

Stockholders’ equity:
Preferred stock	118,488	168,488
Common stock and additional paid-in-capital	599,827	597,780
Cumulative net earnings	202,574	191,013
Cumulative dividends paid	(508,426)	(480,292)
Cumulative dividends - redemption	(43,067)	(41,054)
Unamortized restricted stock awards	(1,738)	(2,231)
Accumulated other comprehensive loss	—	(1,224)
Total stockholders’ equity	367,658	432,480
Total liabilities and stockholders’ equity	$853,445	$833,563

Note - The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Rental income	$22,770	$17,112	$44,772	$33,176
Mortgage interest income	1,240	3,336	3,196	6,703
Other investment income - net	598	535	1,108	1,160
Miscellaneous	1,146	291	4,312	421
Total operating revenues	25,754	21,274	53,388	41,460

Expenses
Depreciation and amortization	6,202	4,983	12,092	9,805
General and administrative	2,123	1,783	4,235	3,786
Provision for impairment on real estate properties	-	-	3,700	-
Provision for uncollectible mortgages, notes and accounts receivable	83	-	83	-
Leasehold expiration expense	750	-	750	-
Total operating expenses	9,158	6,766	20,860	13,591

Income before other income and expense	16,596	14,508	32,528	27,869
Other income (expense):
Interest and other investment income	24	77	65	96
Interest	(6,948)	(5,753)	(13,722)	(10,446)
Interest - amortization of deferred financing costs	(525)	(427)	(1,031)	(881)
Interest - refinancing costs	-	-	-	(19,106)
Provision for impairment on equity securities	(3,360)	-	(3,360)	-
Owned and operated professional liability claims	-	(3,000)	-	(3,000)
Adjustment of derivatives to fair value	-	-	-	256
Total other expense	(10,809)	(9,103)	(18,048)	(33,081)

Income (loss) from continuing operations	5,787	5,405	14,480	(5,212)
(Loss) gain from discontinued operations	(3,530)	532	(2,919)	852
Net income (loss)	2,257	5,937	11,561	(4,360)
Preferred stock dividends	(2,864)	(4,002)	(6,423)	(8,689)
Preferred stock conversion and redemption charges	(2,013)	(2,311)	(2,013)	(41,054)
Net (loss) income available to common	$(2,620)	$(376)	$3,125	$(54,103)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.12	$(1.25)
Net income (loss)	$(0.05)	$(0.01)	$0.06	$(1.23)
Diluted:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.12	$(1.25)
Net income (loss)	$(0.05)	$(0.01)	$0.06	$(1.23)

Dividends declared and paid per common share	$0.21	$0.18	$0.41	$0.35

Weighted-average shares outstanding, basic	51,031	46,365	50,980	43,912
Weighted-average shares outstanding, diluted	51,365	46,365	51,339	43,912

Components of other comprehensive income:
Net income (loss)	$2,257	$5,937	$11,561	$(4,360)
Unrealized (loss) gain on investments and hedging contracts	-	(1,733)	-	2,722
Total comprehensive income (loss)	$2,257	$4,204	$11,561	$(1,638)

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Six Months Ended June 30,
	2005	2004
Operating activities
Net income (loss)	$11,561	$(4,360)
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	12,793	10,608
Provision for impairment on real estate properties	3,700	—
Provision for uncollectible mortgages, notes and accounts receivable	83	—
Provision for impairment on equity securities	3,360	—
Refinancing costs	—	19,106
Amortization of deferred financing costs	1,031	881
Loss on assets sold - net	4,202	440
Restricted stock amortization expense	571	—
Adjustment of derivatives to fair value	—	(256)
Other	(1,516)	(23)
Net change in accounts receivable	1,541	(1,170)
Net change in other assets	135	(65)
Net change in operating assets and liabilities	(3,128)	(857)
Net cash provided by operating activities	34,333	24,304

Cash flows from investing activities
Acquisition of real estate	(120,696)	(34,114)
Proceeds from sale of real estate investments	24,995	135
Cash in transit from sale	(12,689)	—
Proceeds from sale of stock	—	480
Capital improvements and funding of other investments	(1,338)	(2,049)
Proceeds from other investments - net	1,262	2,531
Investments in other investments - net	(5,897)	(2,776)
Collection of mortgage principal	60,492	5,582
Net cash used in investing activities	(53,871)	(30,211)

Cash flows from financing activities
Proceeds from credit facility borrowings	168,000	53,700
Payment on credit facility borrowings	(81,500)	(195,774)
Prepayment of re-financing penalty	—	(6,378)
Proceeds from long-term borrowings	—	200,000
Proceeds from sale of interest rate cap	—	3,460
Receipts from dividend reinvestment plan and directors fees	807	81
Receipts from exercised options	220	3,327
Payments of exercised options	(1,030)	(978)
Dividends paid	(28,134)	(20,077)
Redemption of preferred stock	(50,000)	(57,500)
Proceeds from preferred stock offering	—	12,644
Proceeds from common stock offering	—	23,370
Deferred financing costs paid	(333)	(10,400)
Cost of raising capital	(41)	—
Net cash provided by financing activities	7,989	5,475

Decrease in cash and cash equivalents	(11,549)	(432)
Cash and cash equivalents at beginning of period	12,083	3,094
Cash and cash equivalents at end of period	$534	$2,662
Interest paid during the period	$13,867	$7,397

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2005

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

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year. We are currently evaluating the impact of adoption of this pronouncement.

Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

Our consolidated financial statements include the accounts of Omega and all direct and indirect wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. We have one reportable segment consisting of investments in real estate. Our business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States. Our core portfolio consists of long-term lease and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Substantially all depreciation expenses reflected in the consolidated statements of operations relate to the ownership of our investment in real estate.

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

The table below summarizes our number of properties and gross investment by category for the six months ended June 30, 2005:

		Mortgage		Total
	Leased	Notes	Facilities	Healthcare
Facility Count	Property	Receivable	Held for Sale	Facilities
Balance at December 31, 2004	175	46	-	221
Properties sold/mortgages paid	(7)	(12)	-	(19)
Properties acquired	14	-	-	14
Properties transferred to assets held for sale	(1)	-	1	-
Properties transferred to purchase/leaseback	6	(6)	-	-
Balance at June 30, 2005	187	28	1	216

Investment ($000’s)
Balance at December 31, 2004	$808,574	$118,058	$-	$926,632
Properties sold/mortgages paid	(38,975)	(59,657)	-	(98,632)
Properties acquired	124,655	-	-	124,655
Properties transferred to assets held for sale	(11,008)	-	8,440	(2,568)
Properties transferred to purchase/leaseback	13,776	(13,776)	-	-
Impairment on properties	(3,700)	-	-	(3,700)
Capital expenditures and other	463	(742)	-	(279)
Balance at June 30, 2005	$893,785	$43,883	$8,440	$946,108

Leased Property

Our leased real estate properties, represented by 185 long-term care facilities and two rehabilitation hospitals at June 30, 2005, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the Consumer Price Index or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Set forth below is a summary of the lease and acquisition transactions that occurred in the first six months of 2005.

CommuniCare Health Services, Inc.

•
On June 28, 2005, we purchased five skilled nursing facilities (“SNFs”) located in Ohio (3) and Pennsylvania (2), totaling 911 beds. The investment, excluding working capital, totaled approximately $50 million. The SNFs were purchased from an unrelated third party and are now operated by subsidiaries of CommuniCare Health Services, Inc. (“CommuniCare”), a current lessee, with the five facilities being consolidated into an existing master lease. The term of the master lease was extended to ten years ending June 30, 2015, with two nine year renewal options.

Senior Management Services, Inc.

•
Effective June 1, 2005, we purchased two SNFs for a total investment of approximately $9.5 million. Both facilities, totaling 440 beds, are located in Texas. The facilities were consolidated into a master lease with an existing operator, Senior Management Services, Inc. The term of the existing master lease was extended to ten years and runs through May 31, 2015, followed by two renewal options of ten years each.

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

•	The 13 properties, all located in Ohio, continue to be leased by Essex Healthcare Corporation (“Essex”). The master lease and related agreements have remaining terms of approximately six years.

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

Assets Held for Sale

On June 23, 2005, a $1.0 million deposit related to an agreement to sell a SNF in Florida was received into escrow on our behalf. On July 26, 2005, an additional $0.5 million deposit was received into escrow. The purchase price of the facility is $14.5 million and the closing is scheduled to be held on or before September 30, 2005. The due diligence period has expired, and the deposits are not refundable unless we breach our obligations under the purchase agreement. At June 30, 2005, the net book value of our assets held for sale was approximately $8.4 million.

Assets Sold

•
On June 30, 2005, we sold four SNFs to subsidiaries of Alden Management Services, Inc., who previously leased the facilities from us. All four facilities are located in Illinois. The sales price totaled approximately $17 million. We received net cash proceeds of approximately $12 million plus a secured promissory note of approximately $5.4 million. The sale resulted in a non-cash accounting loss of approximately $4.2 million.

•
During the three months ended March 31, 2005, we sold three facilities, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6 million, net of closing costs and other expenses.

Acquisitions

The table below summarizes the acquisitions completed during the six months ended June 30, 2005. The purchase price includes estimated transaction costs.

100% Interest Acquired     AcquisitionDate      Purchase Price ($000’s)

Thirteen facilities in OH    January 13, 2005                   $79,300
Two facilities in TX           June 1, 2005                    $ 9,500
Five facilities in PA and OH        June 28, 2005             $49,600

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

	Pro Forma
	(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$27,183	$24,914	$58,458	$55,009
Net income	$2,480	$6,998	$13,868	$4,032

Earnings (loss) per share - Basic	$(0.05)	$0.01	$0.11	$(1.04)
Earnings (loss) per share - Diluted	$(0.05)	$0.01	$0.11	$(1.04)

Mortgage Notes Receivable

Mortgage notes receivable relate to 28 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states, operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of June 30, 2005, we had no foreclosed property and none of our mortgages were in foreclosure proceedings.

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

A provision for loss on notes receivable of $0.1 million was recorded during the three-and six-months ended June 30, 2005.

NOTE 3 - INVESTMENTS IN EQUITY SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities,” our marketable security classified as available-for-sale is stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on securities held as available-for-sale are included in the other expense in the accompanying consolidated financial statements. The cost of securities sold is based on the specific identification method. Interest and dividends on securities available-for-sale are included in investment income. If events or circumstances indicate that the fair value of an investment has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

At June 30, 2005, we had one marketable security which is included in Other Investments - Net. In accordance with FAS 115, during the quarter ended June 30, 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. (“Sun”) common stock to its current fair market value.

NOTE 4 - CONCENTRATION OF RISK

As of June 30, 2005, our portfolio of domestic investments consisted of 216 healthcare facilities, located in 28 states and operated by 38 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $946 million at June 30, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 185 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 28 long-term healthcare facilities and one facility held for sale. At June 30, 2005, we also held miscellaneous investments of approximately $25 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2005, approximately 27% of our real estate investments were operated by two public companies: Sun (16%) and Advocat, Inc. (“Advocat”) (11%). Our largest private company operators (by investment) were Guardian LTC Management, Inc. (8%), Essex (8%), CommuniCare (8%), Haven Healthcare (6%) and Seacrest Healthcare (6%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (18%), Florida (13%) and Pennsylvania (11%) at June 30, 2005.

For the three-month period ended June 30, 2005, our revenues from operations totaled $25.8 million, of which approximately $5.5 million were derived from Sun (21%) and $3.1 million from Advocat (12%). For the six-month period ended June 30, 2005, our revenues from operations totaled $53.4 million, of which approximately $10.9 million were from Sun (20%) and $6.1 million from Advocat (11%). No other operator generated more than 10% of our revenues from operations for the three- and six-month periods ended June 30, 2005.

NOTE 5 - DIVIDENDS

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our $200 million revolving senior secured credit facility (“Credit Facility”) has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s FFO as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status. The Loan Agreement defines FFO as net income (or loss), plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.

Common Dividends

On July 19, 2005, the Board of Directors declared a common stock dividend of $0.22 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid August 15, 2005 to common stockholders of record on July 29, 2005.

On April 19, 2005, the Board of Directors declared a common stock dividend of $0.21 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid May 16, 2005 to common stockholders of record on May 2, 2005.

On January 18, 2005, the Board of Directors declared a common stock dividend of $0.20 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2005 to common stockholders of record on January 31, 2005.

Series D Preferred Dividends

On July 19, 2005, the Board of Directors declared the regular quarterly dividends for its 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 29, 2005. The stockholders of record of the Series D Preferred Stock on July 29, 2005 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2005. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2005 through July 31, 2005.

On March 15, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share for its Series D Preferred Stock, that were paid May 16, 2005 to preferred stockholders of record on May 2, 2005.

On January 18, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share for its Series D Preferred Stock, that were paid February 15, 2005 to preferred stockholders of record on January 31, 2005.

Series B Preferred Stock Redemption and Quarterly Dividends

On March 15, 2005, the Board of Directors also authorized the redemption of all shares outstanding of our 8.625% Series B Preferred Stock (“Series B Preferred Stock”) (NYSE:OHI PrB; CUSIP: 681936208). We redeemed all of the outstanding shares on May 2, 2005 for $25.00 per share, plus $0.55104 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.55104 per share. Dividends on the shares of Series B Preferred Stock ceased to accrue from and after the redemption date, after which the Series B Preferred Stock was no longer outstanding and holders of the Series B Preferred Stock have only the right to receive the redemption price.

The notice of redemption and related materials were mailed to the holders of the Series B Preferred Stock on or about April 1, 2005. EquiServe Trust Company acted as our redemption and paying agent. On or before the redemption date, we deposited with EquiServe the aggregate redemption price to be held in trust for the benefit of the holders of the Series B Preferred Stock. Holders of the Series B Preferred Stock who held shares through the Depository Trust Company had their shares of the Series B Preferred Stock redeemed in accordance with the Depository Trust Company’s procedures.

In connection with the redemption of the Series B Preferred Stock, for the three-month period ended June 30, 2005, we recorded a non-cash, non-recurring reduction in net income attributable to common shareholders of approximately $2.0 million. This reduction was taken in accordance with the Securities and Exchange Commission’s Interpretation of FASB-EITF Topic D-42 (“The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”), issued on July 31, 2003. Under this interpretation, all costs associated with the original issuance of the Series B Preferred Stock were recorded as a reduction of net income attributable to common stockholders.

On January 18, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.53906 per preferred share for its Series B Preferred Stock, that were paid February 15, 2005 to preferred stockholders of record on January 31, 2005.

NOTE 6 - TAXES

As a qualified REIT, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.

NOTE 7 - STOCK-BASED COMPENSATION

Stock Options

We account for stock options using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers, employees and consultants are eligible to participate in the 2000 Plan. At June 30, 2005, there were outstanding options for 380,146 shares of common stock granted to 16 eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of June 30, 2005, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At June 30, 2005, under the 2000 Plan, there were options for 140,428 shares of common stock currently exercisable with a weighted-average exercise price of $6.74, with exercise prices ranging from $2.32 to $37.20. There were 559,960 shares available for future grants as of June 30, 2005. A breakdown of the options outstanding under the 2000 Plan as of June 30, 2005, by price range, is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.32 -$3.00	216,521	$2.79	6.14	42,184	$2.35
$3.01 -$3.81	119,127	$3.21	6.41	59,998	$3.23
$6.02 -$9.33	25,497	$6.68	6.83	19,245	$6.32
$20.25 -$37.20	19,001	$28.03	2.02	19,001	$28.03

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of June 30, 2005, a total of 333,550 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of June 30, 2005, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

At June 30, 2005, the only options outstanding to purchase shares of common stock were options issued under our 2000 Plan for 380,146 shares of common stock. For the quarter ended June 30, 2005, no options were granted under any of our stock incentive plans. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price	Weighted- Average Price
Outstanding at December 31, 2004	570,183	$2.320 -$ 37.205	$3.891
Granted during 1st quarter 2005	-	- - -	-
Exercised	(74,970)	2.320 - 9.330	2.805
Cancelled	-	- - -	-
Outstanding at March 31, 2005	495,213	2.320 - 37.205	4.056
Granted during 2nd quarter 2005
Exercised	(109,234)	2.320 - 9.330	2.735
Cancelled	(5,833)	3.410 - 3.410	3.410
Outstanding at June 30, 2005	380,146	2.320 - 37.205	4.446

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which was effective January 1, 2003, requires certain disclosures related to our stock-based compensation arrangements.

The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, to our stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net (loss) income to common stockholders	$(2,620)	$(376)	$3,125	$(54,103)
Add: Stock-based compensation expense included in net (loss) income to common stockholders	285	—	571	—
	(2,335)	(376)	3,696	(54,103)
Less: Stock-based compensation expense determined under the fair value based method for all awards	342	6	690	12
Pro forma net (loss) income to common stockholders	$(2,677)	$(382)	$3,006	$(54,115)

Earnings (loss) per share:
Basic, as reported	$(0.05)	$(0.01)	$0.06	$(1.23)
Basic, pro forma	$(0.05)	$(0.01)	$0.06	$(1.23)
Diluted, as reported	$(0.05)	$(0.01)	$0.06	$(1.23)
Diluted, pro forma	$(0.05)	$(0.01)	$0.06	$(1.23)

Fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions for options issued during 2005 and 2004:

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

For the three-month period ended June 30, 2005, we issued 455 shares of restricted common stock to each non-employee director under the 2004 Plan for a total of 2,275 shares. These shares represent a payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

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

NOTE 8 - FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At June 30, 2005, $101.5 million was outstanding under our Credit Facility and $4.3 million was utilized for the issuance of letters of credit, leaving availability of $94.2 million. On April 26, 2005, we amended our Credit Facility to reduce both LIBOR and Base Rate interest spreads (as defined in the Credit Facility) by 50 basis points for borrowings outstanding. The $101.5 million of outstanding borrowings had a blended interest rate of 5.31% at June 30, 2005.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of June 30, 2005, we were in compliance with all property level and corporate financial covenants.

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

Our $260 million 7% senior notes due 2014 (“Senior Notes”) are guaranteed jointly and severally, fully and unconditionally by all of our wholly-owned subsidiaries. We are the issuer and non-guarantor of the Senior Notes and, aside from the assets or operations of our subsidiaries, we do not have any significant assets or operations. Pursuant to the terms of the indenture governing the Senior Notes, we will not and will not permit any of our subsidiary guarantors to cause or otherwise effect any consensual encumbrance or restriction with respect to the payment of any dividend or the making of any distributions on any capital stock, to pay indebtedness owed to us or any subsidiary guarantor, to make loans of advances to us or any of our subsidiary guarantors, or transfer its property or assets to us or any of our subsidiary guarantors other than in certain limited exceptions.

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

We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our former owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The majority of these lawsuits representing the most significant amount of exposure were settled in 2004. There currently is one lawsuit pending that is in the discovery stage, and we are unable to predict the likely outcome of this lawsuit at this time.

NOTE 10 - DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2005 as income from discontinued operations for all periods presented. We incurred a net loss from discontinued operations of approximately $3.5 million and $2.9 million for the three-and six-month periods ended June 30, 2005, respectively, in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of facilities sold during the three and six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues
Rental income	$961	$1,058	$1,960	$2,117
Other income	12	13	24	29
Subtotal revenues	973	1,071	1,984	2,146
Expenses
Depreciation and amortization	338	402	701	806
Subtotal expenses	338	402	701	806
Income before loss on sale of assets	635	669	1,283	1,340
Loss on assets sold - net	(4,165)	(137)	(4,202)	(488)
(Loss) gain from discontinued operations	$(3,530)	$532	$(2,919)	$852

NOTE 11 - EARNINGS PER SHARE

The computation of basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options and restricted stock rewards.

For the three- and six-month periods ended June 30, 2005, the dilutive effect from stock options was immaterial. For the three- and six-month periods ended June 30, 2004, there was no dilutive effect from stock options.

NOTE 12 - SUBSEQUENT EVENTS

Dividends

On July 19, 2005, the Board of Directors declared a common stock dividend of $0.22 per share to be paid August 15, 2005 to common stockholders of record on July 29, 2005. Also on July 19, 2005, the Board of Directors declared the regular quarterly dividends for its 8.375% Series D Preferred Stock to stockholders of record on July 29, 2005. The stockholders of record of the Series D Preferred Stock on July 29, 2005 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2005.

Portfolio Developments

On July 29, 2005, we received notice from AHC Properties, Inc. (“Alterra”) of their intent to exercise their option to purchase six assisted living facilities (“ALFs”) for approximately $20.4 million. The ALFs are currently leased to Alterra in a master lease with annual revenue of approximately $1.7 million. The closing of this transaction is scheduled for the fourth quarter of 2005, subject to closing conditions typical in real estate transactions. At June 30, 2005, the net book value of these facilities was approximately $15.4 million.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,”“will,”“anticipates,”“expects,”“believes,”“intends,”“should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

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

Overview

At June 30, 2005, our portfolio of domestic investments consisted of 216 healthcare facilities, located in 28 states and operated by 38 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $946 million at June 30, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 185 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 28 long-term healthcare facilities and one long-term healthcare facility that is currently held for sale. At June 30, 2005, we also held miscellaneous investments of approximately $25 million, consisting primarily of secured loans to third-party operators of our facilities.

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

The Balanced Budget Act of 1997 (the “Balanced Budget Act”) significantly reduced spending levels for the Medicare and Medicaid programs, in part because the legislation modified the payment methodology for skilled nursing facilities (“SNFs”) by shifting payments for services provided to Medicare beneficiaries from a reasonable cost basis to a prospective payment system. Under the prospective payment system, SNFs are paid on a per diem prospective case-mix adjusted basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue such facility derives from Medicare patients.

Legislation adopted in 1999 and 2000 provided for a few temporary increases to Medicare payment rates, but a number of these temporary increases have since expired. Specifically, the Balanced Budget Refinement Act of 1999 (the “Balanced Budget Refinement Act”) included a 4% across the board increase of the adjusted federal per diem payment rate for all patient acuity categories (known as Resource Utilization Groups or “RUGs”) that was in effect from April 2000 through September 30, 2002. The Benefits Improvement and Protection Act of 2000 (the “Benefits Improvement and Protection Act”) included a 16.7% increase in the nursing component of the case-mix adjusted federal periodic payment rate, which was implemented in April 2000 and also expired October 1, 2002. The October 1, 2002 expiration of these temporary increases has had an adverse impact on the revenues of the operators of nursing facilities and has negatively impacted some operators’ ability to satisfy their monthly lease or debt payments to us.

The Balanced Budget Refinement Act and the Benefits Improvement and Protection Act also established temporary increases, beginning in April 2001, to Medicare payment rates to SNFs that were designated to remain in place until the Centers for Medicare and Medicaid Services (“CMS”) implemented refinements to the existing RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The Balanced Budget Refinement Act provided for a 20% increase for 15 RUG categories until CMS modified the RUG case-mix classification system. The Benefits Improvement Act modified this payment increase by reducing the 20% increase for three of the 15 RUGs to a 6.7% increase and instituting an additional 6.7% increase for 11 other RUGs.

On May 19, 2005, CMS published a proposed rule announcing expected Medicare payment rates for SNFs under the prospective payment system for federal fiscal year 2006 (October 1, 2005 - September 30, 2006). In this notice, CMS proposed modifications to the RUG case-mix classification system that, if adopted in the final rule, would result in the expiration of the 20% and 6.7% temporary payment increases established by Congress under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act. CMS proposed creating 9 new categories in the RUG case-mix classification system, as well as adjusting the case-mix weights for the RUG categories. In the proposed rule, CMS stated that it would implement these changes to the RUG case-mix classification system beginning on January 1, 2006 rather than on October 1, 2005 (the beginning of the federal fiscal year). Additionally, CMS announced in the proposed rule that it expects to adopt an update in reimbursement rates reflecting the full market-basket percentage of 3.0%. This would increase all Medicare payments to SNFs across all RUG categories under the prospective payment system.

Under the proposed rule, CMS estimates that the market basket increase to SNF payment rates, which would take effect on October 1, 2005, would increase Medicare payments to SNFs by $510 million, and, together with the estimated $510 million in additional payments created under the revisions to the RUG case-mix classification system, would off-set the expected $1.02 billion in payment reductions in federal fiscal year 2006 resulting from the elimination of the temporary add-ons on January 1, 2006.

The final rule adopting the changes for the SNF prospective payment system for federal fiscal year 2006 has not yet been released, so it is not possible to determine the extent to which these changes, if implemented, will affect our lessees and mortgagors. However, it is likely that these changes to the Medicare prospective payment system, including the elimination of temporary increases, will adversely impact the revenues of the operators of nursing facilities and could negatively impact the ability of some of our lessees and mortgagors to satisfy their monthly lease or debt payments to us.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004. This temporary payment increase arises from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Modernization Act”). In the May 2005 proposed rule announcing its expected changes to the Medicare prospective payment system for SNFs and expected payment rates, CMS stated that although this 128% increase was intended to remain in place until CMS implements revisions to the RUG case-mix classification system, CMS believes that it would be premature to eliminate this 128% temporary payment increase. Rather, CMS proposes to retain the 128% temporary increase for federal fiscal year 2006.

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

Although Congress may consider federal legislation involving the Medicare program in 2005, the likelihood of enactment of such legislation remains uncertain.

Due to the proposed elimination of the 20% and 6.7% Medicare payment increases established under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, effective January 1, 2006, as well as the temporary nature of the increase in the per diem amounts for SNF residents who have AIDS under the Medicare Modernization Act, we cannot be assured that the federal reimbursement will remain at levels comparable to present levels and that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot be assured that there will be any future legislation to increase Medicare payment rates for SNFs, and if such payment rates for SNFs are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

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

On April 28, 2005, both houses of Congress adopted a $2.6 trillion FY 2006 budget resolution conference report that calls for $34.7 billion in savings from mandatory programs over five years, including $10 billion in savings from Medicaid. This budget resolution is nonbinding, but it acts as a guideline for Congress for the final budget. Although the exact amount of the Medicaid cuts are not finalized, the proposed reductions are significant and would likely have an adverse impact on state Medicaid programs and providers generally. As part of the effort to satisfy the budget reconciliation instructions included in the budget resolution, Congress is considering various options to achieve the $10 billion in savings, although the content and likelihood of enactment of legislation remains uncertain.

The U.S. Department of Health and Human Services established the Medicaid Advisory Commission in May 2005 to provide recommendations to the Secretary by September 1, 2005 on options for achieving the $10 billion in savings from the Medicaid program as addressed in Congress’ budget resolution reconciliation instructions. The Medicaid Advisory Commission also is tasked with providing recommendations to the Secretary by December 31, 2006 on ensuring the long-term sustainability of the Medicaid program.

Additional reductions in federal funding are expected for some state Medicaid programs as a result of changes in the percentage rates used for determining federal assistance on a state-by-state basis. Legislation has been introduced in Congress that would partially mitigate the reductions for some states that would experience significant reductions in federal funding, although whether Congress will enact this or other legislation remains uncertain.

CMS also continues to scrutinize state funding mechanisms, including use of intergovernmental transfers, as part of a continued effort to control program spending.

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

Fraud and Abuse Laws and Regulations

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. Penalties for healthcare fraud have been increased and expanded over recent years, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs, and the Office of the Inspector General for the U.S. Department of Health and Human Services (“OIG”), in cooperation with other federal and state agencies, continues to focus on the activities of skilled nursing facilities in certain states in which we have properties. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

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

Potential Risks from Bankruptcies

Our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease (“Master Lease”) covering all of that operator’s facilities. The Bankruptcy Reform Act of 1978, as amended (“Bankruptcy Code”), provides that a trustee or a debtor-in-possession in a case under the Bankruptcy Code has the power and the option to assume, assume and assign to a third party, or reject the unexpired lease of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, obligations under the lease generally would be entitled to a priority over other unsecured pre-bankruptcy claims. However, the debtor-lessee may not have to cure historical non-monetary defaults under the lease to the extent that they have not resulted in an actual pecuniary loss, but the debtor-lessee must cure non-monetary defaults under the lease from the time of assumption going forward. If a lease is rejected, assuming that the lessor does not have a perfected security interest in collateral to secure the lease rejection damages, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years. A debtor-lessee must generally pay all rent payments coming due under the lease after the bankruptcy filing but before the rejection of the lease. The Bankruptcy Code provides that the debtor-lessee must make the decision regarding assumption/assumption and assignment/rejection within a certain period of time. However, the bankruptcy court in certain instances may extend this time period.

Generally, with respect to our mortgage loans, the imposition of an automatic stay under the Bankruptcy Code precludes us from exercising foreclosure or other remedies against the debtor without first obtaining stay relief from the bankruptcy court. Pre-petition creditors generally do not have rights to the cash flows from the properties underlying the mortgages. Mortgagees may, however, receive periodic payments from the debtor/mortgagors. Such payments are referred to as adequate protection payments. The timing of adequate protection payments and whether the mortgagees are entitled to such payments at all in bankruptcy depends on negotiating an acceptable settlement with the mortgagor (subject to approval of the bankruptcy court) or on the order of the bankruptcy court in the event a negotiated settlement cannot be achieved. A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption or rejection because it is not an executory contract or a lease. Second, the mortgagee's loan may be divided into (1) a secured loan for the portion of the mortgage debt that does not exceed the value of the property and (2) a general unsecured loan for the portion of the mortgage debt that exceeds the value of the property. Assuming that there is not enough money to pay all unsecured creditors in full, a secured creditor such as our company is entitled to the recovery of (i) interest and (ii) reasonable fees, costs and charges provided for under the agreement or state statute under which such claim arose only if, and to the extent that, the value of the collateral exceeds the amount owed. If the value of the collateral exceeds the amount of the debt, interest as well as reasonable fees, costs, and charges may not be paid during the bankruptcy case, but will accrue until confirmation of a plan of reorganization/liquidation or such other time as the court orders. If the value of the collateral held by a secured creditor is less than the secured debt (including such creditor’s secured debt and the secured debt of any creditor with a more senior security interest in the collateral), interest on the loan for the time period between the filing of the case and confirmation may be disallowed. Finally, while a lease generally would either be rejected or assumed with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and the timing of principal payments, may be modified if the debtor is able to effect a "cram down" under the Bankruptcy Code.

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

Concentration of Risk

For the three-month period ended June 30, 2005, our revenues from operations totaled $25.8 million, of which approximately $5.5 million were derived from Sun Healthcare Group, Inc. (“Sun”) (21%) and $3.1 million from Advocat, Inc. (“Advocat”) (12%). For the six-month period ended June 30, 2005, our revenues from operations totaled $53.4 million, of which approximately $10.9 million were derived from Sun (20%) and $6.1 million from Advocat (11%). No other operator generated more than 10% of our revenues from operations for the three- and six-month periods ended June 30, 2005.

As of June 30, 2005, our real estate investments consisted of 216 healthcare facilities, located in 28 states and operated by 38 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $946 million at June 30, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 185 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 28 long-term healthcare facilities and one facility held for sale.

At June 30, 2005, approximately 27% of our real estate investments were operated by two public companies: Sun (16%) and Advocat (11%). Our largest private company operators (by investment) were Guardian LTC Management, Inc. (8%), Essex Healthcare Corp. (“Essex”) (8%), CommuniCare Health Services, Inc. (“CommuniCare”) (8%), Haven Healthcare (6%), and Seacrest Healthcare (6%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (18%), Florida (13%) and Pennsylvania (11%) at June 30, 2005.

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

Revenue Recognition

With the exception of four master leases, rental income and mortgage interest income are recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index) as defined in the master leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection. The amount of the reserve is estimated based on what management believes will likely be collected. When collection is uncertain, lease revenues are recorded when received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized when received after taking into account application of principal repayments and security deposits.

The four master leases not recognized as earned over the term of the lease are recognized on a straight-line basis. We recognize the minimum base rental revenue under the respective master lease on a straight-line basis over the term of the related lease. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date.

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

Depreciation and Asset Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be permanently less than the carrying values of the assets. If the sum of the expected future undiscounted cash flows, including sales proceeds, is determined to be permanently less than carrying value, then an adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

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

During the three and six months ended June 30, 2005, we recognized impairment losses associated with two facilities of $0.0 million and $3.7 million, respectively.

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

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as discontinued operations in the consolidated statements of operations for all periods presented. At June 30, 2005, we have assets of $8.4 million that qualify as held for disposition, as defined by SFAS No. 144. See Note 2 - Properties; Assets Held for Sale.

In addition, during the three months ended June 30, 2005, we sold four SNFs located in Illinois. The sales price totaled approximately $17 million. We received net cash proceeds of approximately $12 million plus a secured promissory note of approximately $5.4 million. The sale resulted in a non-cash accounting loss of approximately $4.2 million. During the three months ended March 31, 2005 we sold three facilities in Florida and California for their approximate net book value, realizing cash proceeds of approximately $6 million, net of closing costs and other expenses. See Note 2 - Properties; Assets Sold and Note 10 - Discontinued Operations.

Results of Operations

The following discussion relates to our consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2005 and 2004

Operating Revenues

Our operating revenues for the three months ended June 30, 2005 totaled $25.8 million, an increase of $4.5 million, over the same period in 2004. The $4.5 million increase was primarily a result of new investments made throughout 2004 and during the first and second quarters of 2005, one-time revenue associated with the finalization of a mortgage payoff that occurred during the first quarter of 2005, re-leasing and restructuring activities completed throughout 2004, as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues during the three months ended June 30, 2005 are as follows:

•
Rental income for the three months ended June 30, 2005 was $22.8 million, an increase of $5.7 million over the same period in 2004. The increase was due to new leases entered into throughout 2004 and during the first six months of 2005, restructurings and re-leasing activities and scheduled contractual increases in rents.

•
Mortgage interest income for the three months ended June 30, 2005 totaled $1.2 million, a decrease of $2.1 million over the same period in 2004. The decrease was primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•	Other investment income for the three months ended June 30, 2005 totaled $0.6 million, an increase of $0.1 million over the same period in 2004.
•
Miscellaneous revenue for the three months ended June 30, 2005 was $1.1 million, an increase of $0.9 million over the same period in 2004. The increase was due to the finalization of a mortgage payoff during the first quarter of 2005.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 totaled $9.2 million, an increase of approximately $2.4 million over the same period in 2004. The increase was primarily due to an $0.8 million lease expiration accrual recorded in the three months ended June 30, 2005, a $0.3 increase in general and administrative expenses, and $1.2 million of increased depreciation expense.

Detailed changes in our operating expenses during the three months ended June 30, 2005 are as follows:

•
Our depreciation and amortization expense for the three months ended June 30, 2005 was $6.2 million, compared to $5.0 million for the same period in 2004. The increase is due to new investments placed throughout 2004 and during the first six months of 2005.

•
Our general and administrative expense was $2.1 million, compared to $1.8 million for the same period in 2004. The increase was primarily due to $0.3 million of expense associated with restricted stock awards granted in the third quarter of 2004.

•	We recorded a $0.1 million provision for uncollectible notes receivable.
•	We recorded an $0.8 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.

Other Expense

For the three months ended June 30, 2005, our total other net expenses were $10.8 million as compared to $9.1 million for the same period in 2004. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs, for the three months ended June 30, 2005 was $6.9 million, compared to $5.8 million for the same period in 2004. This increase was primarily due to higher debt on our balance sheet versus the same period in 2004.

•
During the three months ended June 30, 2005, we recorded a $3.4 million provision for impairment on an equity security. In accordance with FASB Statement No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,” the $3.4 million provision for impairment was to write-down our 760,000 share investment in Sun Healthcare Group, Inc.’s common stock to its current fair market value.

•	For the three months ended June 30, 2004, we recorded $3.0 million charge associated with professional liability claims made against our former owned and operated facilities.

Six Months Ended June 30, 2005 and 2004

Operating Revenues

Our operating revenues for the six months ended June 30, 2005 totaled $53.4 million, an increase of $11.9 million, over the same period in 2004. The $11.9 million increase was primarily a result of new investments made throughout 2004 and during the first six months of 2005, contractual interest revenue associated with the payoff of a mortgage note, re-leasing and restructuring activities completed throughout 2004, as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues during the six months ended June 30, 2005 are as follows:

•
Rental income for the six months ended June 30, 2005 was $44.8 million, an increase of $11.6 million over the same period in 2004. The increase was due to new leases entered into throughout 2004 and during the first six months of 2005, restructurings and re-leasing activities and scheduled contractual increases in rents.

•
Mortgage interest income for the six months ended June 30, 2005 totaled $3.2 million, a decrease of $3.5 million over the same period in 2004. The decrease was primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•	Other investment income for the six months ended June 30, 2005 totaled $1.1 million, a decrease of $0.1 million over the same period in 2004.
•
Miscellaneous revenue for the six months ended June 30, 2005 was $4.3 million, an increase of $3.9 million over the same period in 2004. The increase was due to contractual revenue owed to us as a result of a mortgage note prepayment.

Operating Expenses

Operating expenses for the six months ended June 30, 2005 totaled $20.9 million, an increase of approximately $7.3 million over the same period in 2004. The increase was primarily due to a $3.7 million non-cash provision for impairment charge recorded in the six months ended June 30, 2005, an $0.8 million lease expiration accrual recorded in the three months ended June 30, 2005, $0.4 million increase in general and administrative expenses, and $2.3 million of increased depreciation expense.

Detailed changes in our operating expenses during the six months ended June 30, 2005 are as follows:

•
Our depreciation and amortization expense for the six months ended June 30, 2005 was $12.1 million, compared to $9.8 million for the same period in 2004. The increase is due to new investments placed throughout 2004 and during the first six months of 2005.

•
Our general and administrative expense was $4.2 million, compared to $3.8 million for the same period in 2004. The increase was primarily due to $0.6 million of expense associated with restricted stock awards granted in the third quarter of 2004.

•	A $0.1 million provision for uncollectible notes receivable.
•	A $0.8 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.
•
A $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, currently in the process of being re-leased or potentially closed, to their estimated fair value.

Other Expense

For the six months ended June 30, 2005, our total other net expenses were $18.0 million as compared to $33.1 million for the same period in 2004. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs, for the six months ended June 30, 2005 was $13.7 million, compared to $10.4 million for the same period in 2004. The increase of $3.3 million was primarily due to higher debt on our balance sheet versus the same period in 2004.

•
During the six months ended June 30, 2005, we recorded a $3.4 million provision for impairment on an equity security. In accordance with FASB Statement No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,” we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. common stock to its current fair market value.

•	For the six months ended June 30, 2004, we recorded $3.0 million charge associated with professional liability claims made against our former owned and operated facilities.
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

Loss from Discontinued Operations
Discontinued operations relate to properties we disposed of in 2005 and are accounted for as discontinued operations under SFAS No. 144. For the three months ended June 30, 2005, we sold four facilities, located in Illinois, for approximately $17 million resulting in a non-cash accounting loss of approximately $4.2 million. See Note 10 - Discontinued Operations. In accordance with SFAS No. 144, the $4.2 million net loss is reflected in our consolidated statements of operations as discontinued operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2005, was $8.1 million, an increase of $3.0 million as compared to $5.1 million for the same period in 2004.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net (loss) income available to common	$(2,620)	$(376)	$3,125	$(54,103)
Add back loss from real estate dispositions	4,165	137	4,202	488
Sub-total	1,545	(239)	7,327	(53,615)
Elimination of non-cash items included in net (loss) income :
Depreciation and amortization	6,540	5,385	12,793	10,611
Funds from operations available to common stockholders	$8,085	$5,146	$20,120	$(43,004)

Taxes

As a qualified REIT, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.

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

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the six months ended June 30, 2005.

CommuniCare Health Services, Inc.

•
On June 28, 2005, we purchased five SNFs located in Ohio (3) and Pennsylvania (2), totaling 911 beds. The investment, excluding working capital, totaled approximately $50 million. The SNFs were purchased from an unrelated third party and are now operated by subsidiaries of CommuniCare, a current lessee, with the five facilities being consolidated into an existing master lease. The term of the master lease was extended to ten years ending June 30, 2015, with two nine year renewal options.

Senior Management Services, Inc.

•
Effective June 1, 2005, we purchased two SNFs for a total investment of approximately $9.5 million. Both facilities, totaling 440 beds, are located in Texas. The facilities were consolidated into a master lease with an existing operator, Senior Management Services, Inc. The term of the existing master lease was extended to ten years and runs through May 31, 2015, followed by two renewal options of ten years each.

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

•	The 13 properties, all located in Ohio, continue to be leased by Essex. The master lease and related agreements have remaining terms of approximately six years.

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

Assets Held for Sale

•
On June 23, 2005, a $1.0 million deposit related to an agreement to sell a SNF in Florida was received into escrow on our behalf. On July 26, 2005, an additional $0.5 million deposit was received into escrow. The purchase price of the facility is $14.5 million and the closing is scheduled to be held on or before September 30, 2005. The due diligence period has expired and the deposits are not refundable unless we breach our obligations under the purchase agreement. At June 30, 2005, the net book value of the facility was approximately $8.2 million.

Asset Dispositions in 2005

•
On June 30, 2005, we sold four SNFs to subsidiaries of Alden Management Services, Inc., who previously leased the facilities from us. All four facilities are located in Illinois. The sales price totaled approximately $17 million. We received net cash proceeds of approximately $12 million plus a secured promissory note of approximately $5.4 million. The sale resulted in a non-cash accounting loss of approximately $4.2 million.

•
During the three months ended March 31, 2005, we sold three facilities, located in Florida and California, for their approximate net book value, realizing cash proceeds of approximately $6 million, net of closing costs and other expenses.

Liquidity and Capital Resources

At June 30, 2005, we had total assets of $853.4 million, stockholders’ equity of $367.7 million and debt of $465.9 million, which represents approximately 55.9% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$464,670	$370	$202,305	$900	$261,095
Other long-term liabilities	794	217	433	144	-
Total	$465,464	$587	$202,738	$1,044	$261,095

(1)
The $464.7 million includes the $100.0 million aggregate principal amount of 6.95% Senior Notes due 2007, $101.5 borrowings under the $200 million credit facility borrowing, which matures in March 2008 and $260 million aggregate principal amount of 7.0% Senior Notes due 2014.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

We have a $200 million revolving senior secured credit facility (“Credit Facility”). At June 30, 2005, $101.5 million was outstanding under our Credit Facility and $4.3 million was utilized for the issuance of letters of credit, leaving availability of $94.2 million. On April 26, 2005, we amended our Credit Facility to reduce both LIBOR and Base Rate interest spreads (as defined in the Credit Facility) by 50 basis points for borrowings outstanding. The $101.5 million of outstanding borrowings had a blended interest rate of 5.31% at June 30, 2005.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of June 30, 2005, we were in compliance with all property level and corporate financial covenants.

Series B Preferred Redemption

On May 2, 2005, we redeemed all of the 2.0 million outstanding shares of our Series B Preferred Stock at a price of $25.55104 per share, comprised of the $25 per share liquidation value and accrued dividend. During 2004, we raised over $193 million from public offerings of our capital stock, the proceeds of which were used for, among other things, the reduction of amounts owed under our Credit Facility prior to the time such funds were needed to fund the redemption. The redemption of the $50 million of Series B Preferred Stock, as well as the related accrued dividend, was funded with invested cash on the balance sheet and approximately $40 million of Credit Facility borrowings, which had been paid down from the proceeds of our 2004 stock offerings. Under FASB-EITF Issue D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the repurchase of the Series B Preferred Stock resulted in a non-cash charge to net income available to common stockholders of approximately $2.0 million in the second quarter of 2005.

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

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s FFO as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status. The Loan Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.

Common Dividends

On July 19, 2005, the Board of Directors declared a common stock dividend of $0.22 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid August 15, 2005 to common stockholders of record on July 29, 2005.

On April 19, 2005, the Board of Directors declared a common stock dividend of $0.21 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid May 16, 2005 to common stockholders of record on May 2, 2005.

On January 18, 2005, the Board of Directors declared a common stock dividend of $0.20 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2005 to common stockholders of record on January 31, 2005.

Series D Preferred Dividends

On July 19, 2005, the Board of Directors declared the regular quarterly dividends for its 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 29, 2005. The stockholders of record of the Series D Preferred Stock on July 29, 2005 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2005. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2005 through July 31, 2005.

On March 15, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share for its Series D Preferred Stock, that were paid May 16, 2005 to preferred stockholders of record on May 2, 2005.

On January 18, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share for its Series D Preferred Stock, that were paid February 15, 2005 to preferred stockholders of record on January 31, 2005.

Series B Preferred Stock Redemption and Quarterly Dividends

On March 15, 2005, the Board of Directors also authorized the redemption of all shares outstanding of our 8.625% Series B Preferred Stock (“Series B Preferred Stock”) (NYSE:OHI PrB; CUSIP: 681936208). We redeemed all of the outstanding shares on May 2, 2005 for $25.00 per share, plus $0.55104 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.55104 per share. Dividends on the shares of Series B Preferred Stock ceased to accrue from and after the redemption date, after which the Series B Preferred Stock was no longer outstanding and holders of the Series B Preferred Stock have only the right to receive the redemption price.

The notice of redemption and related materials were mailed to the holders of the Series B Preferred Stock on or about April 1, 2005. EquiServe Trust Company acted as our redemption and paying agent. On or before the redemption date, we deposited with EquiServe the aggregate redemption price to be held in trust for the benefit of the holders of the Series B Preferred Stock. Holders of the Series B Preferred Stock who held shares through the Depository Trust Company had their shares of the Series B Preferred Stock redeemed in accordance with the Depository Trust Company’s procedures.

In connection with the redemption of the Series B Preferred Stock, for the three-month period ended June 30, 2005, we recorded a non-cash, non-recurring reduction in net income attributable to common shareholders of approximately $2.0 million. This reduction was taken in accordance with the Securities and Exchange Commission’s Interpretation of FASB-EITF Topic D-42 (“The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”), issued on July 31, 2003. Under this interpretation, all costs associated with the original issuance of the Series B Preferred Stock were recorded as a reduction of net income attributable to common stockholders.

On January 18, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.53906 per preferred share for its Series B Preferred Stock, that were paid February 15, 2005 to preferred stockholders of record on January 31, 2005.

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

Cash and cash equivalents totaled $0.5 million as of June 30, 2005, a decrease of $11.5 million as compared to the balance at December 31, 2004. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $34.3 million for the six months ended June 30, 2005, as compared to $24.3 million for the same period in 2004. The $10.0 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2004 and the first six months of 2005; (ii) one-time contractual revenue associated with a mortgage note prepayment; and (iii) normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was an outflow of $53.9 million for the six months ended June 30, 2005, as compared to an outflow of $30.2 million for the same period in 2004. The decrease of $23.7 million was primarily due to approximately $121 million of new acquisitions made during the six months ended June 30, 2005; offset by: (i) a $60.0 million mortgage payoff in February 2005; and (ii) net cash of $12.3 million from asset sales.

Financing Activities - Net cash flow from financing activities was $8.0 million for the six months ended June 30, 2005 as compared to $5.5 million for the same period in 2004. The change in financing cash flow of $2.5 million was primarily a result of: (i) issuance of $118.5 million of preferred equity in the first quarter of 2004; (ii) a public issuance of 2.7 million shares of our common stock at a price of $9.85 per share in the first quarter of 2004; (iii) a private offering of $200 million of senior unsecured notes in March 2004; and (iv) the sale of an interest rate cap in March 2004. This increase was offset partially by repayments on our credit facility and other borrowings along with the redemption of our Series B preferred stock of $50.0 million in 2005.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s market risk during the three months ended June 30, 2005. For additional information, refer to Item 7a as presented in the 2004 Annual Report on Form 10-K.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of June 30, 2005.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

See Note 9 - Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 2 - Market for Registrant’s Common Equity and Related Stockholder Matters

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol “OHI.” During the three months ended June 30, 2005, we purchased 18,713 shares of our common stock from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
April 1, 2005 to April 30, 2005	18,713	$ 11.31	-	$ -
May 1, 2005 to May 31, 2005	-	-	-	-
June 1, 2005 to June 30, 2005	-	-	-	-
Total	18,713	$ 11.31	-	$ -

(1) Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

Item 4 - Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on May 26, 2005. Of the total number of common shares outstanding on April 22, 2005, a total of 50,966,655 were represented in person or by proxy at the Annual Meeting. Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a) To elect two nominees to serve as directors and to hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our stockholders voted to elect both nominees to serve as directors. Votes recorded, by nominee, were as follows:

Nominee	For	Against/Withheld
Harold J. Kloosterman	46,926,373	530,500
C. Taylor Pickett	46,926,050	530,823

(b) To consider and vote upon a proposal to ratify the selection of Ernst & Young LLP as our independent auditor for the fiscal year 2005:

For	Against	Abstain
47,159,054	236,261	61,558

Item 6 - Exhibits

Exhibit No.	Description
10.1
Stock Purchase Agreement, dated June 10, 2005, by and between Omega Healthcare Investors, Inc., OHI Asset (OH), LLC, Hollis J. Garfield, Albert M. Wiggins, Jr., A. David Wiggins, Estate of Evelyn R. Garfield, Evelyn R. Garfield Revocable Trust, SG Trust B - Hollis Trust, Evelyn Garfield Family Trust, Evelyn Garfield Remainder Trust, Baldwin Health Center, Inc., Copley Health Center, Inc., Hanover House, Inc., House of Hanover, Ltd., Pavillion North, LLP, d/b/a Wexford House Nursing Center, Pavillion Nursing Center North, Inc., Pavillion North Partners, Inc., and The Suburban Pavillion, Inc., OMG MSTR LSCO, LLC, CommuniCare Health Services, Inc., and Emery Medical Management Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2005, File No. 1-111316).

10.2
Third Amendment to Credit Agreement, dated as of April 26, 2005, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, and Texas Lessor - Stonegate, LP, the lenders named therein, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2005, File No. 1-111316).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: August 3, 2005                 By: /S/ C. TAYLOR PICKETT
               C. Taylor Pickett
               Chief Executive Officer

Date: August 3, 2005                 By: /S/ ROBERT O. STEPHENSON
               Robert O. Stephenson
               Chief Financial Officer