Form 10-Q/A
period 2005-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2005-10-21
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

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

Yes _X_    No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2005.

Common Stock, $.10 par value 51,149,726
(Class)     (Number of shares)

EXPLANATORY NOTE

Omega Healthcare Investors, Inc., a Maryland corporation (“Company”), is filing this Amendment No. 1 (“Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed on August 3, 2005 (“Original Form 10-Q”) to amend Item 5 of Part II to report the filing of Articles Supplementary reclassifying shares of a series of preferred stock which were no longer outstanding.

PART II - OTHER INFORMATION

Item 5 - Other Information

As previously reported on May 2, 2005, the Company redeemed all 2,000,000 issued and outstanding shares of the Company’s Series B Preferred Stock (“Series B Preferred Stock”). During the quarter ended June 30, 2005, the Company’s Board of Directors formally reclassified the shares previously designated as Series B Preferred Stock as authorized but unissued shares of preferred stock without designation as to series pursuant to authority granted to the Board of Directors in the Company’s Articles of Incorporation. Following the redemption, no shares of the Series B Preferred Stock were outstanding and all rights of the former holders of such shares terminated. The Board of Directors’ actions to reclassify the shares were made to clarify that the shares reverted to the Company’s authorized but unissued shares of preferred stock without designation as to series.

In connection with the reclassification, the Company filed on June 15, 2005 Articles Supplementary (the “Articles Supplementary”), which memorialized the actions of the Board of Directors of the Company regarding the reclassification of the Series B Preferred Stock, for record with the State Department of Assessments and Taxation of the State of Maryland (“Department”). The Articles Supplementary were effective as of June 20, 2005, the date the Department accepted the Articles Supplementary for record. Due to the ministerial nature of these Articles of Supplementary and the lack of clarity in the Maryland General Corporation Law regarding whether such articles supplementary constitute an amendment to a company’s articles of incorporation, the Company did not file a Current Report on Form 8-K reporting the filing of the Articles Supplementary as an amendment to the Company’s Articles of Incorporation pursuant to Item 5.03 of Form 8-K. However, upon further consideration, the Company is filing this Amendment No.1 since the Articles Supplementary could be viewed as an amendment to the Articles of Incorporation in as much as Maryland Law is unclear.

Item 6 - Exhibits

Exhibit No.	Description
3.1
Articles of Incorporation, as restated on May 6, 1996, as amended on July 19, 1999, June 3, 2002, and August 5, 2004, and supplemented on February 19, 1999, February 10, 2004, August 10, 2004 and June 20, 2005.

3.2
Articles Supplementary reclassifying Omega Healthcare Investors, Inc.’s Series B Preferred Stock as authorized but unissued shares of Omega Healthcare Investors, Inc.’s Preferred Stock without designation as to Series.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, dated August 3, 2005.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, dated August 3, 2005.*
31.3	Rule 13a-14(a)/15d-14(a) Certificate of the Chief Executive Officer, dated October 21, 2005.
31.4	Rule 13a-14(a)/15d-14(a) Certificate of the Chief Financial Officer, dated October 21, 2005.
32.1	Section 1350 Certification of the Chief Executive Officer, dated August 3, 2005.*
32.2	Section 1350 Certification of the Chief Financial Officer, dated August 3, 2005.*

* Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005, filed with the Securities and Exchange Commission on August 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: October 21, 2005                 By: /S/ C. TAYLOR PICKETT
          C. Taylor Pickett
         Chief Executive Officer

Date: October 21, 2005                By: /S/ ROBERT O. STEPHENSON
        Robert O. Stephenson
       Chief Financial Officer