Form 10-Q
period 2005-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2005-10-31
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or

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

(410) 427-1700
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.
Yes X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X     No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 2005.

Common Stock, $.10 par value             51,394,527
(Class)     (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2005

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	September 30, 2005 (unaudited) and December 31, 2004	2

	Consolidated Statements of Operations (unaudited)
	Three and nine months ended September 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements
	September 30, 2005 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II	Other Information

Item 1.	Legal Proceedings	37

Item 2.	Market for Registrant’s Common Equity and Related Stockholder Matters	37

Item 6.	Exhibits	38

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Real estate properties
Land and buildings at cost	$869,382	$808,574
Less accumulated depreciation	(151,410)	(153,379)
Real estate properties - net	717,972	655,195
Mortgage notes receivable - net	43,506	118,058
	761,478	773,253
Other investments - net	25,270	29,699
	786,748	802,952
Assets held for sale - net	23,624	—
Total investments	810,372	802,952

Cash and cash equivalents	768	12,083
Accounts receivable - net	4,778	5,582
Other assets	12,992	12,733
Operating assets for owned properties	—	213
Total assets	$828,910	$833,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$80,700	$15,000
Unsecured borrowings	360,000	360,000
Premium on unsecured borrowings	1,219	1,338
Other long-term borrowings	2,800	3,170
Accrued expenses and other liabilities	22,294	21,067
Operating liabilities for owned properties	374	508
Total liabilities	467,387	401,083

Stockholders’ equity:
Preferred stock	118,488	168,488
Common stock and additional paid-in-capital	601,336	597,780
Cumulative net earnings	207,694	191,013
Cumulative dividends paid	(522,206)	(480,292)
Cumulative dividends - redemption	(43,067)	(41,054)
Unamortized restricted stock awards	(1,452)	(2,231)
Accumulated other comprehensive income (loss)	730	(1,224)
Total stockholders’ equity	361,523	432,480
Total liabilities and stockholders’ equity	$828,910	$833,563

Note - The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Rental income	$23,962	$17,201	$67,862	$49,742
Mortgage interest income	1,221	3,224	4,417	9,926
Other investment income - net	670	597	1,778	1,757
Miscellaneous	141	202	4,453	623
Total operating revenues	25,994	21,224	78,510	62,048

Expenses
Depreciation and amortization	6,230	4,858	18,052	14,393
General and administrative	2,235	2,226	6,470	6,012
Provisions for impairment on real estate properties	5,454	-	9,154	-
Provisions for uncollectible mortgages, notes and accounts receivable	-	-	83	-
Leasehold expiration expense	-	-	750	-
Total operating expenses	13,919	7,084	34,509	20,405

Income before other income and expense	12,075	14,140	44,001	41,643
Other income (expense):
Interest and other investment income	25	7	90	103
Interest	(7,709)	(5,873)	(21,431)	(16,319)
Interest - amortization of deferred financing costs	(539)	(479)	(1,570)	(1,359)
Interest - refinancing costs	-	-	-	(19,106)
Provisions for impairment on equity securities	-	-	(3,360)	-
Owned and operated professional liability claims	-	-	-	(3,000)
Adjustment of derivatives to fair value	-	-	-	256
Total other expense	(8,223)	(6,345)	(26,271)	(39,425)

Income from continuing operations	3,852	7,795	17,730	2,218
Gain (loss) from discontinued operations	1,267	847	(1,049)	2,063
Net income	5,119	8,642	16,681	4,281
Preferred stock dividends	(2,481)	(3,559)	(8,904)	(12,248)
Preferred stock conversion and redemption charges	-	-	(2,013)	(41,054)
Net income (loss) available to common	$2,638	$5,083	$5,764	$(49,021)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.03	$0.09	$0.13	$(1.14)
Net income (loss)	$0.05	$0.11	$0.11	$(1.09)
Diluted:
Income (loss) from continuing operations	$0.03	$0.09	$0.13	$(1.14)
Net income (loss)	$0.05	$0.11	$0.11	$(1.09)

Dividends declared and paid per common share	$0.22	$0.18	$0.63	$0.53

Weighted-average shares outstanding, basic	51,187	46,552	51,050	44,798
Weighted-average shares outstanding, diluted	51,479	47,134	51,386	44,798

Components of other comprehensive income:
Net income	$5,119	$8,642	$16,681	$4,281
Unrealized gain (loss) on investments and hedging contracts	730	(708)	730	2,015
Total comprehensive income	$5,849	$7,934	$17,411	$6,296

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$16,681	$4,281
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	19,068	16,002
Provision for impairment on real estate properties	9,154	—
Provision for uncollectible mortgages, notes and accounts receivable	83	—
Provision for impairment on equity securities	3,360	—
Refinancing costs	—	19,106
Amortization of deferred financing costs	1,570	1,359
Loss on assets sold - net	3,492	440
Restricted stock amortization expense	856	279
Adjustment of derivatives to fair value	—	(256)
Other	(1,532)	(38)
Net change in accounts receivable	803	(2,327)
Net change in other assets	2,087	306
Net change in operating assets and liabilities	(438)	(3,532)
Net cash provided by operating activities	55,184	35,620

Cash flows from investing activities
Acquisition of real estate	(120,696)	(34,114)
Proceeds from sale of real estate investments	25,937	135
Proceeds from sale of stock	—	480
Capital improvements and funding of other investments	(2,749)	(3,542)
Proceeds from other investments - net	1,759	4,158
Investments in other investments - net	(6,167)	(3,165)
Collection of mortgage principal	60,869	6,128
Net cash used in investing activities	(41,047)	(29,920)

Cash flows from financing activities
Proceeds from credit facility borrowings	180,200	61,700
Payment on credit facility borrowings	(114,500)	(201,774)
Prepayment of re-financing penalty	—	(6,378)
Proceeds from long-term borrowings	—	200,000
Payments of long-term borrowings	(370)	(350)
Proceeds from sale of interest rate cap	—	3,460
Receipts from dividend reinvestment plan and directors fees	2,490	201
Receipts from exercised options	324	3,322
Payments of exercised options	(1,308)	(1,767)
Dividends paid	(41,914)	(32,019)
Redemption of preferred stock	(50,000)	(57,500)
Proceeds from preferred stock offering	—	12,644
Proceeds from common stock offering	—	23,370
Deferred financing costs paid	(333)	(10,400)
Cost of raising capital	(41)	—
Net cash used in financing activities	(25,452)	(5,491)

(Decrease) increase in cash and cash equivalents	(11,315)	209
Cash and cash equivalents at beginning of period	12,083	3,094
Cash and cash equivalents at end of period	$768	$3,303
Interest paid during the period	$18,949	$11,506

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2005

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

Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

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

The table below summarizes our number of properties and investment by category for the nine months ended September 30, 2005:

		Mortgage		Total
	Leased	Notes	Facilities	Healthcare
Facility Count	Property	Receivable	Held for Sale	Facilities
Balance at December 31, 2004	175	46	-	221
Properties sold/mortgages paid	(7)	(12)	-	(19)
Properties acquired	14	-	-	14
Properties transferred to assets held for sale	(7)	-	7	-
Properties transferred to purchase/leaseback	6	(6)	-	-
Balance at September 30, 2005	181	28	7	216

Investment ($000’s)
Balance at December 31, 2004	$808,574	$118,058	$-	$926,632
Properties sold/mortgages paid	(38,975)	(59,657)	-	(98,632)
Properties acquired	124,655	-	-	124,655
Properties transferred to assets held for sale	(29,704)	-	23,624	(6,080)
Properties transferred to purchase/leaseback	13,776	(13,776)	-	-
Impairment on properties	(9,154)	-	-	(9,154)
Capital expenditures and other	210	(1,119)	-	(909)
Balance at September 30, 2005	$869,382	$43,506	$23,624	$936,512

Leased Property

Our leased real estate properties, represented by 179 long-term care facilities and two rehabilitation hospitals at September 30, 2005, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the Consumer Price Index or increases in revenues of the underlying properties, with certain maximum limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Set forth below is a summary of the lease and acquisition transactions that occurred in the first nine months of 2005.

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

Essex Healthcare Corporation

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

Other

•	During the three months ended September 30, 2005, a $5.5 million provision for impairment charge was recorded to reduce the carrying value on three facilities to their estimated fair value.

•
During the three months ended March 31, 2005, a $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, which were subsequently closed, to their estimated fair value.

Assets Held for Sale

•
On July 29, 2005, we received notice from AHC Properties, Inc. (“Alterra”) of their intent to exercise their option to purchase six assisted living facilities (“ALFs”) for approximately $20.4 million. The ALFs are currently leased to Alterra in a master lease with annual revenue of approximately $1.7 million. The closing of this transaction is scheduled for the fourth quarter of 2005, subject to closing conditions typical in real estate transactions. At September 30, 2005, the net book value of these facilities was approximately $15.4 million.

•
On June 23, 2005, a $1.0 million deposit related to an agreement to sell a SNF in Florida was received into escrow on our behalf. On July 26, 2005, an additional $0.5 million deposit was received into escrow. The purchase price of the facility is $14.5 million and the closing is scheduled for the fourth quarter of 2005. The due diligence period has expired, and the deposits are not refundable unless we breach our obligations under the purchase agreement. At September 30, 2005, the net book value of this facility was approximately $8.2 million.

Assets Sold

•	On August 1, 2005, we sold 50.4 acres of undeveloped land, located in Ohio, for net cash proceeds of approximately $1 million. The sale resulted in an accounting gain of approximately $0.7 million.

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

Acquisitions

The table below summarizes the acquisitions completed during the nine months ended September 30, 2005. The purchase price includes estimated transaction costs.

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

	Pro Forma
	(in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$25,994	$24,864	$81,775	$72,967
Net income	$5,119	$9,703	$17,183	$7,465

Earnings (loss) per share - Basic	0.05	$0.13	$0.12	$(1.02)
Earnings (loss) per share - Diluted	$0.05	$0.13	$0.12	$(1.02)

Mortgage Notes Receivable

Mortgage notes receivable relate to 28 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in six states, operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of September 30, 2005, we had no foreclosed property and none of our mortgages were in foreclosure proceedings.

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

A provision for loss on notes receivable of $0.1 million was recorded during the three-months ended June 30, 2005.

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

At September 30, 2005, we had one marketable security which is included in Other Investments - Net. In accordance with FAS 115, during the quarter ended June 30, 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. (“Sun”) common stock to fair market value at the date the provision was recorded.

NOTE 4 - CONCENTRATION OF RISK

As of September 30, 2005, our portfolio of domestic investments consisted of 216 healthcare facilities, located in 28 states and operated by 38 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $937 million at September 30, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 179 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 28 long-term healthcare facilities and seven facilities held for sale. At September 30, 2005, we also held miscellaneous investments of approximately $25 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2005, approximately 27% of our real estate investments were operated by two public companies: Sun (16%) and Advocat, Inc. (“Advocat”) (11%). Our largest private company operators (by investment) were Guardian LTC Management, Inc. (9%), Essex (8%), CommuniCare (8%), Haven Healthcare (6%) and Seacrest Healthcare (6%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (17%), Florida (13%) and Pennsylvania (11%) at September 30, 2005.

For the three-month period ended September 30, 2005, our revenues from operations totaled $26.0 million, of which approximately $5.5 million were derived from Sun (21%) and $3.1 million from Advocat (12%). For the nine-month period ended September 30, 2005, our revenues from operations totaled $78.5 million, of which approximately $16.4 million were from Sun (21%) and $9.2 million from Advocat (12%). No other operator generated more than 10% of our revenues from operations for the three- and nine-month periods ended September 30, 2005.

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

Common Dividends

On October 18, 2005, the Board of Directors declared a common stock dividend of $0.22 per share to be paid November 15, 2005 to common stockholders of record on October 31, 2005.

On July 19, 2005, the Board of Directors declared a common stock dividend of $0.22 per share, an increase of $0.01 per common share compared to the prior quarter. This common stock dividend was paid August 15, 2005 to common stockholders of record on July 29, 2005.

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

Series D Preferred Dividends

On October 18, 2005, the Board of Directors declared the regular quarterly dividends for its 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on October 31, 2005. The stockholders of record of the Series D Preferred Stock on October 31, 2005 will be paid dividends in the amount of $0.52344 per preferred share on November 15, 2005. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2005 through October 31, 2005.

On July 19, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share for its Series D Preferred Stock, that were paid August 15, 2005 to preferred stockholders of record on July 29, 2005.

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

Series B Preferred Stock Redemption and Quarterly Dividends

On March 15, 2005, the Board of Directors also authorized the redemption of all shares outstanding of our 8.625% Series B Preferred Stock (“Series B Preferred Stock”) (NYSE:OHI PrB; CUSIP: 681936208). We redeemed all of the outstanding shares on May 2, 2005 for $25.00 per share, plus $0.55104 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.55104 per share. Dividends on the shares of Series B Preferred Stock ceased to accrue from and after the redemption date, after which the Series B Preferred Stock was no longer outstanding and holders of the Series B Preferred Stock have only the right to receive the redemption price. During the quarter ended June 30, 2005, our Board of Directors formally reclassified the shares previously designated as Series B Preferred Stock as authorized but unissued shares of preferred stock without designation as to series pursuant to authority granted to the Board of Directors in our Articles of Incorporation.

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

NOTE 7 - STOCK-BASED COMPENSATION

Stock Options

We account for stock options using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers, employees and consultants are eligible to participate in the 2000 Plan. At September 30, 2005, there were outstanding options for 261,065 shares of common stock granted to 16 eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of September 30, 2005, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At September 30, 2005, under the 2000 Plan, there were options for 136,600 shares of common stock currently exercisable with a weighted-average exercise price of $6.99, with exercise prices ranging from $2.32 to $37.20. There were 559,960 shares available for future grants as of September 30, 2005. A breakdown of the options outstanding under the 2000 Plan as of September 30, 2005, by price range, is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.32 -$3.00	141,836	$2.88	5.89	38,522	$2.77
$3.01 -$3.81	75,981	$3.24	6.15	59,832	$3.24
$6.02 -$9.33	24,247	$6.71	6.58	19,245	$6.32
$20.25 -$37.20	19,001	$28.03	1.73	19,001	$28.03

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of September 30, 2005, a total of 335,465 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of September 30, 2005, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

At September 30, 2005, the only options outstanding to purchase shares of common stock were options issued under our 2000 Plan for 261,065 shares of common stock. For the quarter ended September 30, 2005, no options were granted under any of our stock incentive plans. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price	Weighted- Average Price
Outstanding at December 31, 2004	570,183	$2.320-37.205	$3.891
Granted during 1st quarter 2005
Exercised	(74,970)	2.320-9.330	2.805
Cancelled	-	---	-
Outstanding at March 31, 2005	495,213	$2.320-37.205	$4.056
Granted during 2nd quarter 2005
Exercised	(109,234)	2.320-9.330	2.735
Cancelled	(5,833)	3.410-3.410	3.410
Outstanding at June 30, 2005	380,146	$2.320-37.205	$4.446
Granted during 3rd quarter 2005
Exercised	(119,081)	2.320-6.020	2.861
Cancelled	-	---	-
Outstanding at September 30, 2005	261,065	$2.320-37.205	$5.168

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income (loss) to common stockholders	$2,638	$5,083	$5,764	$(49,021)
Add: Stock-based compensation expense included in net income (loss) to common stockholders	285	279	856	279
	2,923	5,362	6,620	(48,742)
Less: Stock-based compensation expense determined under the fair value based method for all awards	323	282	1,013	294
Pro forma net income (loss) to common stockholders	$2,600	$5,080	$5,607	$(49,036)

Earnings (loss) per share:
Basic, as reported	$0.05	$0.11	$0.11	$(1.09)
Basic, pro forma	$0.05	$0.11	$0.11	$(1.09)
Diluted, as reported	$0.05	$0.11	$0.11	$(1.09)
Diluted, pro forma	$0.05	$0.11	$0.11	$(1.09)

No stock options were issued during 2005, for options issued for 2004 and prior years fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions.

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

For the three-month period ended September 30, 2005, we issued 383 shares of restricted common stock to each non-employee director under the 2004 Plan for a total of 1,915 shares. These shares represent a payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

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

NOTE 8 - FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At September 30, 2005, $80.7 million was outstanding under our Credit Facility and $3.9 million was utilized for the issuance of letters of credit, leaving availability of $115.4 million. On April 26, 2005, we amended our Credit Facility to reduce both LIBOR and Base Rate interest spreads (as defined in the Credit Facility) by 50 basis points for borrowings outstanding. The $80.7 million of outstanding borrowings had a blended interest rate of 6.31% at September 30, 2005.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of September 30, 2005, we were in compliance with all property level and corporate financial covenants.

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

NOTE 10 - DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2005 or currently classified as held-for-sale as income from discontinued operations for all periods presented. We incurred a net gain from discontinued operations of approximately $1.3 million and a net loss of $1.0 million for the three- and nine-month periods ended September 30, 2005, respectively, in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of facilities sold or held-for-sale during the three- and nine- month periods ended September 30, 2005 and 2004, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues
Rental income	$602	$1,371	$3,434	$4,122
Other income	—	12	24	41
Subtotal revenues	602	1,383	3,458	4,163
Expenses
Depreciation and amortization	45	536	1,015	1,612
Subtotal expenses	45	536	1,015	1,612

Income before gain (loss) on sale of assets	557	847	2,443	2,551
Gain (loss) on assets sold - net	710	—	(3,492)	(488)
Gain (loss) from discontinued operations	$1,267	$847	$(1,049)	$2,063

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

For the three- and nine-month periods ended September 30, 2005, the dilutive effect from stock options was immaterial. For the three-month period ended September 30, 2004, there was an immaterial dilutive effect from stock options. For the nine-month period ended September 30, 2004, there was no dilutive effect from stock options.

NOTE 12 - SUBSEQUENT EVENTS

Dividends

On October 18, 2005, the Board of Directors declared a common stock dividend of $0.22 per share to be paid November 15, 2005 to common stockholders of record on October 31, 2005. Also on October 18, 2005, the Board of Directors declared the regular quarterly dividends for its 8.375% Series D Preferred Stock to stockholders of record on October 31, 2005. The stockholders of record of the Series D Preferred Stock on October 31, 2005 will be paid dividends in the amount of $0.52344 per preferred share on November 15, 2005.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,”“will,”“anticipates,”“expects,”“believes,”“intends,”“should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1 to our annual report on Form 10-K for the year ended December 31, 2004;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Overview

At September 30, 2005, our portfolio of domestic investments consisted of 216 healthcare facilities, located in 28 states and operated by 38 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $937 million at September 30, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 179 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 28 long-term healthcare facilities and seven long-term healthcare facilities that are currently held for sale. At September 30, 2005, we also held miscellaneous investments of approximately $25 million, consisting primarily of secured loans to third-party operators of our facilities.

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

In 1997, the Balanced Budget Act (the “Balanced Budget Act”) significantly reduced spending levels for the Medicare and Medicaid programs, in part because the legislation modified the payment methodology for skilled nursing facilities (“SNFs”) by shifting payments for services provided to Medicare beneficiaries from a reasonable cost basis to a prospective payment system. Under the prospective payment system, SNFs are paid on a per diem prospective case-mix adjusted basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue such facility derives from Medicare patients.

Legislation adopted in 1999 and 2000 provided for a few temporary increases to Medicare payment rates, but a number of these temporary increases have since expired or will expire in the near future. Specifically, in 1999 the Balanced Budget Refinement Act (“Balanced Budget Refinement Act”) included a 4% across-the-board increase of the adjusted federal per diem payment rate for all patient acuity categories (known as “Resource Utilization Groups” or “RUGs”) that was in effect from April 2000 through September 30, 2002. In 2000, the Benefits Improvement and Protection Act (“Benefits Improvement and Protection Act”) included a 16.7% increase in the nursing component of the case-mix adjusted federal periodic payment rate, which was implemented in April 2000 and also expired October 1, 2002. The October 1, 2002 expiration of these temporary increases has had an adverse impact on the revenues of the operators of SNFs and has negatively impacted some operators’ ability to satisfy their monthly lease or debt payments to us.

The Balanced Budget Refinement Act and the Benefits Improvement and Protection Act also established temporary increases, beginning in April 2001, to Medicare payment rates to SNFs that were designated to remain in place until the Centers for Medicare and Medicaid Services (“CMS”) implemented refinements to the existing RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The Balanced Budget Refinement Act provided for a 20% increase for 15 RUG categories until CMS modified the RUG case-mix classification system. The Benefits Improvement and Protection Act modified this payment increase by reducing the 20% increase for three of the 15 RUGs to a 6.7% increase and instituting an additional 6.7% increase for eleven other RUGs.

On August 4, 2005, CMS published a final rule, effective October 1, 2005, establishing Medicare payments for SNFs under the prospective payment system for federal fiscal year 2006 (October 1, 2005 to September 30, 2006). Consistent with the proposed version of this rule published in May, the final rule modifies the RUG case-mix classification system and adds nine new categories to the system, expanding the number of RUGs from 44 to 53. The implementation of the RUG refinements will trigger the expiration of the temporary payment increases of 20% and 6.7% established by the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, respectively. Additionally, CMS announced updates to reimbursement rates in the final rule reflecting an increase in the full market-basket of 3.1%.

In the August 4, 2005 notice, CMS estimates that the increases in Medicare reimbursements to SNFs arising from the refinements to the prospective payment system and the market basket update under the final rule will offset the reductions stemming from the elimination of the temporary increases during fiscal year 2006 (October 1, 2005 through September 30, 2006). CMS estimates that there will be an overall increase in Medicare payments to SNFs totaling $20 million in fiscal year 2006 compared to 2005.

Nonetheless, we cannot accurately preduct what effect, if any, these changes will have on our lessees and mortgagors in 2006 and beyond. However, these changes to the Medicare prospective payment system for SNFs, including the elimination of temporary increases, could adversely impact the revenues of the operators of nursing facilities and could negatively impact the ability of some of our lessees and mortgagors to satisfy their monthly lease or debt payments to us.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004. This temporary payment increase arises from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Modernization Act”). The August 2005 notice announcing the final rule for the SNF prospective payment system for fiscal year 2006 clarifies that the increase will remain in effect for fiscal year 2006, although CMS also notes that the AIDS add-on was not intended to be a permanent.

The Medicare Modernization Act also temporarily reinstituted a moratorium on the application of a reimbursement cap on outpatient rehabilitative services. The therapy cap limits reimbursement for physical therapy and speech-language pathology services provided on an outpatient basis. Congress first enacted a moratorium on the implementation of a reimbursement cap from January 1, 2000 until January 1, 2003. CMS enforced the reimbursement cap from September 1, 2003 through December 7, 2003, at which point Congress reinstituted the moratorium under the Medicare Modernization Act. The moratorium remains in place through December 31, 2005, and its future beyond that date is unclear at this point. If Congress does not act to delay or remove the cap during the interim, a cap of $1,750 per year is scheduled to be reinstated on outpatient rehabilitative services beginning on January 1, 2006.

A significant change enacted under the Medicare Modernization Act is the creation of a new prescription drug benefit, Medicare Part D, which will go into effect January 1, 2006. The significant expansion of benefits for Medicare beneficiaries arising under the expanded prescription drug benefit could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts for our operators.

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

Medicaid and Other Third-Party Reimbursement

Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of their citizens. Rising Medicaid costs and decreasing state revenues caused by recent economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of our properties. In recent years, many states announced actual or potential budget shortfalls, and many budget forecasts for 2006 could be similar. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid reimbursement rates, including rates paid to SNF providers, or reductions in Medicaid enrollee benefits, including long-term care benefits. We cannot predict the extent to which Medicaid rate freezes or cuts or benefit reductions ultimately will be adopted, the number of states that will adopt them or the impact of such adoption on our operators. However, extensive Medicaid rate cuts or freezes or benefit reductions could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make lease or mortgage payments to us.

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

The U.S. Department of Health and Human Services established the Medicaid Advisory Commission in May 2005 to provide recommendations by September 1, 2005 on options for achieving the $10 billion in savings from the Medicaid program as set forth in Congress’ budget resolution reconciliation instructions. The Commission fulfilled this mandate by issuing recommendations for achieving $11 billion in Medicaid savings over the next five years. These recommendations focus on (1) reforming the prescription drug reimbursement formula under Medicaid; (2) extending the Medicaid drug rebate program to Medicaid managed care; (3) changing the start date of the penalty period for persons transferring assets for Medicare eligibility; (4) increasing the “look-back” period for transfer of resources; (5) implementing tiered co-payments for prescription drugs under Medicaid; and (6) reforming the Medicaid Managed Care Organization provider tax requirement. The Medicaid Advisory Commission also is tasked with providing recommendations by December 31, 2006 on ensuring the long-term sustainability of the Medicaid program.

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

CMS also continues to scrutinize state funding mechanisms, including use of intergovernmental transfers, as part of a continued effort to control Medicaid program spending.

Finally, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility. Efforts to impose greater discounts and more stringent cost controls are expected to continue. Any changes in reimbursement policies that reduce reimbursement levels could adversely affect the revenues of our lessees and mortgagors, thereby adversely affecting those lessees' and mortgagors' abilities to make their monthly lease or debt payments to us.

Fraud and Abuse Laws and Regulations

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. Penalties for healthcare fraud have been increased and expanded over recent years, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs, and the Office of the Inspector General for the U.S. Department of Health and Human Services (“OIG”), in cooperation with other federal and state agencies, continues to focus on the activities of SNFs in certain states in which we have properties. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

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

Potential Risks from Bankruptcies

Our lease arrangements with operators who operate more than one of our facilities are generally made pursuant to a single master lease (“Master Lease”) covering all of that operator’s facilities. The Bankruptcy Reform Act of 1978, as amended and supplemented (“Bankruptcy Code”), provides that a trustee or a debtor-in-possession in a case under the Bankruptcy Code has the power and the option to assume, assume and assign to a third party, or reject the unexpired lease of a debtor-lessee. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, obligations under the lease generally would be entitled to a priority over other unsecured pre-bankruptcy claims. However, the debtor-lessee may not have to cure historical non-monetary defaults under the lease to the extent that they have not resulted in an actual pecuniary loss, but the debtor-lessee must cure non-monetary defaults under the lease from the time of assumption going forward. If a lease is rejected, assuming that the lessor does not have a perfected security interest in collateral to secure the lease rejection damages, the lessor has a general unsecured claim limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of such lease, not to exceed three years. A debtor-lessee must generally pay all rent payments coming due under the lease after the bankruptcy filing but before the rejection of the lease. The Bankruptcy Code provides that the debtor-lessee must make the decision regarding assumption/assumption and assignment/rejection within a certain period of time. However, the bankruptcy court in certain instances may extend this time period.

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

Concentration of Risk

For the three-month period ended September 30, 2005, our revenues from operations totaled $26.0 million, of which approximately $5.5 million were derived from Sun Healthcare Group, Inc. (“Sun”) (21%) and $3.1 million from Advocat, Inc. (“Advocat”) (12%). For the nine-month period ended September 30, 2005, our revenues from operations totaled $78.5 million, of which approximately $16.4 million were derived from Sun (21%) and $9.2 million from Advocat (12%). No other operator generated more than 10% of our revenues from operations for the three- and nine-month periods ended September 30, 2005.

As of September 30, 2005, our real estate investments consisted of 216 healthcare facilities, located in 28 states and operated by 38 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $937 million at September 30, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 179 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 28 long-term healthcare facilities and seven facilities held for sale.

At September 30, 2005, approximately 27% of our real estate investments were operated by two public companies: Sun (16%) and Advocat (11%). Our largest private company operators (by investment) were Guardian LTC Management, Inc. (9%), Essex Healthcare Corp. (“Essex”) (8%), CommuniCare Health Services, Inc. (“CommuniCare”) (8%), Haven Healthcare (6%), and Seacrest Healthcare (6%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (17%), Florida (13%) and Pennsylvania (11%) at September 30, 2005.
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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 to our annual report on Form 10-K for the year ended December 31, 2004. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Revenue Recognition

With the exception of six master leases, rental income and mortgage interest income are recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index) as defined in the master leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection. The amount of the reserve is estimated based on what management believes will likely be collected. When collection is uncertain, lease revenues are recorded when received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized when received after taking into account application of principal repayments and security deposits.

The six master leases not recognized as earned over the term of the lease are recognized on a straight-line basis. We recognize the minimum base rental revenue under the respective master lease on a straight-line basis over the term of the related lease. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date.

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

During the three months ended September 30, 2005, we recognized impairment losses associated with three facilities of approximately $5.5 million. For the nine months ended September 30, 2005, we recognized impairment losses associated with five facilities of approximately $9.2 million.

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

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as discontinued operations in the consolidated statements of operations for all periods presented. At September 30, 2005, we have $23.6 million of assets that qualify as held for disposition, as defined by SFAS No. 144. See Note 2 - Properties; Assets Held for Sale.

In addition, during the three months ended September 30, 2005, we sold 50.4 acres of undeveloped land, located in Ohio, realizing net cash proceeds of approximately $1.0 million. The sale resulted in an accounting gain of $0.7 million, net of closing costs and other expenses. During the three months ended June 30, 2005, we sold four SNFs located in Illinois. The sales price totaled approximately $17 million. We received net cash proceeds of approximately $12 million plus a secured promissory note of approximately $5.4 million. The sale resulted in a non-cash accounting loss of approximately $4.2 million. During the three months ended March 31, 2005 we sold three facilities in Florida and California for their approximate net book value, realizing cash proceeds of approximately $6 million, net of closing costs and other expenses. See Note 2 - Properties; Assets Sold and Note 10 - Discontinued Operations.

Results of Operations

The following discussion relates to our consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our consolidated financial statements and accompanying notes.

Three Months Ended September 30, 2005 and 2004

Operating Revenues

Our operating revenues for the three months ended September 30, 2005 totaled $26.0 million, an increase of $4.8 million, over the same period in 2004. The $4.8 million increase was primarily a result of new investments made throughout 2004 and during the first nine months of 2005, re-leasing and restructuring activities completed throughout 2004, as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues during the three months ended September 30, 2005 are as follows:

•
Rental income for the three months ended September 30, 2005 was $24.0 million, an increase of $6.8 million over the same period in 2004. The increase was due to new leases entered into throughout 2004 and during the first nine months of 2005, restructurings and re-leasing activities and scheduled contractual increases in rents.

•
Mortgage interest income for the three months ended September 30, 2005 totaled $1.2 million, a decrease of $2.0 million over the same period in 2004. The decrease was primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•	Other investment income for the three months ended September 30, 2005 totaled $0.7 million, an increase of $0.1 million over the same period in 2004.
•	Miscellaneous revenue for the three months ended September 30, 2005 was $0.1 million, a decrease of $0.1 million over the same period in 2004.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 totaled $13.9 million, an increase of approximately $6.8 million over the same period in 2004. The increase was primarily due to a $5.5 million provision for impairment charge recorded in the three months ended September 30, 2005, and $1.4 million of increased depreciation expense.
Detailed changes in our operating expenses during the three months ended September 30, 2005 are as follows:

•
Our depreciation and amortization expense for the three months ended September 30, 2005 was $6.2 million, compared to $4.9 million for the same period in 2004. The increase is due to new investments placed throughout 2004 and during the first nine months of 2005.

•	We recorded a $5.5 million provision for impairment charge to reduce the carrying value of three facilities to their estimated fair value.

Other Expense

For the three months ended September 30, 2005, our total other net expenses were $8.2 million as compared to $6.3 million for the same period in 2004. The significant change is as follows:

•
Our interest expense, excluding amortization of deferred costs, for the three months ended September 30, 2005 was $7.7 million, compared to $5.9 million for the same period in 2004. This increase was primarily due to higher debt on our balance sheet versus the same period in 2004.

Nine Months Ended September 30, 2005 and 2004

Operating Revenues

Our operating revenues for the nine months ended September 30, 2005 totaled $78.5 million, an increase of $16.5 million, over the same period in 2004. The $16.5 million increase was primarily a result of new investments made throughout 2004 and during the first nine months of 2005, contractual interest revenue associated with the payoff of a mortgage note, re-leasing and restructuring activities completed throughout 2004, as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues during the nine months ended September 30, 2005 are as follows:

•
Rental income for the nine months ended September 30, 2005 was $67.9 million, an increase of $18.1 million over the same period in 2004. The increase was due to new leases entered into throughout 2004 and during the first nine months of 2005, restructurings and re-leasing activities and scheduled contractual increases in rents.

•
Mortgage interest income for the nine months ended September 30, 2005 totaled $4.4 million, a decrease of $5.5 million over the same period in 2004. The decrease was primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•
Miscellaneous revenue for the nine months ended September 30, 2005 was $4.5 million, an increase of $3.8 million over the same period in 2004. The increase was due to contractual revenue owed to us as a result of a mortgage note prepayment.

Operating Expenses

Operating expenses for the nine months ended September 30, 2005 totaled $34.5 million, an increase of approximately $14.1 million over the same period in 2004. The increase was primarily due to a $9.2 million non-cash provision for impairment charges recorded in the nine months ended September 30, 2005, a $0.8 million lease expiration accrual recorded in the three months ended June 30, 2005, and $3.7 million of increased depreciation expense.

Detailed changes in our operating expenses during the nine months ended September 30, 2005 are as follows:

•
Our depreciation and amortization expense for the nine months ended September 30, 2005 was $18.1 million, compared to $14.4 million for the same period in 2004. The increase is due to new investments placed throughout 2004 and during the first nine months of 2005.

•	Our general and administrative expense, when excluding restricted stock amortization expense, was $5.6 million, compared to $5.7 million for the same period in 2004.
•	A $5.5 million provision for impairment charge was recorded to reduce the carrying value on three facilities to their estimated fair value during the three months ended September 30, 2005.
•
A $3.7 million provision for impairment charge was recorded during the three monthes ended March 31, 2005, to reduce the carrying value on two facilities, which were subsequently closed, to their estimated fair value.

•	A $0.1 million provision for uncollectible notes receivable.
•	A $0.8 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.

Other Expense

For the nine months ended September 30, 2005, our total other net expenses were $26.3 million as compared to $39.4 million for the same period in 2004. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs, for the nine months ended September 30, 2005 was $21.4 million, compared to $16.3 million for the same period in 2004. The increase of $5.1 million was primarily due to higher average debt balances on our balance sheet versus the same period in 2004.

•
During the nine months ended September 30, 2005, we recorded a $3.4 million provision for impairment on an equity security. In accordance with FASB Statement No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,” we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. common stock to its current fair market value.

•	For the nine months ended September 30, 2004, we recorded $3.0 million charge associated with professional liability claims made against our former owned and operated facilities.
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

Gain (loss) from Discontinued Operations
Discontinued operations relate to properties we disposed of in 2005 or are currently held-for-sale and are accounted for as discontinued operations under SFAS No. 144. For the three months ended September 30, 2005, we sold 50.4 acres of undeveloped land, located in Ohio, for approximately $1.0 million, resulting in an accounting gain of approximately $0.7 million. For the nine months ended September 30, 2005, we sold assets for approximately $25 million, resulting in an accounting loss of approximately $3.5 million. See Note 10 - Discontinued Operations. In accordance with SFAS No. 144, the $0.7 million net gain is reflected in our consolidated statements of operations as discontinued operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2005, was $8.2 million, a decrease of $2.3 million as compared to $10.5 million for the same period in 2004.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net income (loss) available to common	$2,638	$5,083	$5,764	$(49,021)
Add back loss (deduct gain) from real estate dispositions	(710)	—	3,492	488
Sub-total	1,928	5,083	9,256	(48,533)
Elimination of non-cash items included in net income (loss):
Depreciation and amortization	6,275	5,394	19,068	16,005
Funds from operations available to common stockholders	$8,203	$10,477	$28,324	$(32,528)

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

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the nine months ended September 30, 2005.

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

Essex Healthcare Corporation

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

•	The 13 properties, all located in Ohio, continue to be leased by Essex Healthcare Corporation. The master lease and related agreements have remaining terms of approximately six years.

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

Other

•	During the three months ended September 30, 2005, a $5.5 million provision for impairment charge was recorded to reduce the carrying value on three facilities to their estimated fair value.
•
During the three months ended March 31, 2005, a $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, which were subsequently closed, to their estimated fair value.

Assets Held for Sale

•
On July 29, 2005, we received notice from AHC Properties, Inc. (“Alterra”) of their intent to exercise their option to purchase six assisted living facilities (“ALFs”) for approximately $20.4 million. The ALFs are currently leased to Alterra in a master lease with annual revenue of approximately $1.7 million. The closing of this transaction is scheduled for the fourth quarter of 2005, subject to closing conditions typical in real estate transactions. At September 30, 2005, the net book value of these facilities was approximately $15.4 million.

•
On June 23, 2005, a $1.0 million deposit related to an agreement to sell a SNF in Florida was received into escrow on our behalf. On July 26, 2005, an additional $0.5 million deposit was received into escrow. The purchase price of the facility is $14.5 million and the closing is scheduled for the fourth quarter of 2005. The due diligence period has expired, and the deposits are not refundable unless we breach our obligations under the purchase agreement. At September 30, 2005, the net book value of this facility was approximately $8.2 million.

Asset Dispositions in 2005

•	On August 1, 2005, we sold 50.4 acres of undeveloped land, located in Ohio, for net cash proceeds of approximately $1 million. The sale resulted in an accounting gain of approximately $0.7 million.

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

Liquidity and Capital Resources

At September 30, 2005, we had total assets of $828.9 million, stockholders’ equity of $361.5 million and debt of $444.7 million, which represents approximately 55.2% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$443,500	$390	$181,550	$960	$260,600
Other long-term liabilities	740	217	433	90	-
Total	$444,240	$607	$181,983	$1,050	$260,600

(1)
The $443.5 million includes the $100.0 million aggregate principal amount of 6.95% Senior Notes due 2007, $80.7 million borrowings under the $200 million credit facility borrowing, which matures in March 2008 and $260 million aggregate principal amount of 7.0% Senior Notes due 2014.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

We have a $200 million revolving senior secured credit facility (“Credit Facility”). At September 30, 2005, $80.7 million was outstanding under our Credit Facility and $3.9 million was utilized for the issuance of letters of credit, leaving availability of $115.4 million. On April 26, 2005, we amended our Credit Facility to reduce both LIBOR and Base Rate interest spreads (as defined in the Credit Facility) by 50 basis points for borrowings outstanding. The $80.7 million of outstanding borrowings had a blended interest rate of 6.31% at September 30, 2005.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of September 30, 2005, we were in compliance with all property level and corporate financial covenants.

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

Common Dividends

On October 18, 2005, the Board of Directors declared a common stock dividend of $0.22 per share to be paid November 15, 2005 to common stockholders of record on October 31, 2005.

On July 19, 2005, the Board of Directors declared a common stock dividend of $0.22 per share, an increase of $0.01 per common share compared to the prior quarter. This common stock dividend was paid August 15, 2005 to common stockholders of record on July 29, 2005.

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

Series D Preferred Dividends

On October 18, 2005, the Board of Directors declared the regular quarterly dividends for its 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on October 31, 2005. The stockholders of record of the Series D Preferred Stock on October 31, 2005 will be paid dividends in the amount of $0.52344 per preferred share on November 15, 2005. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2005 through October 31, 2005.

On July 19, 2005, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share for its Series D Preferred Stock, that were paid August 15, 2005 to preferred stockholders of record on July 29, 2005.

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

Series B Preferred Stock Redemption and Quarterly Dividends

On March 15, 2005, the Board of Directors also authorized the redemption of all shares outstanding of our 8.625% Series B Preferred Stock (“Series B Preferred Stock”) (NYSE:OHI PrB; CUSIP: 681936208). We redeemed all of the outstanding shares on May 2, 2005 for $25.00 per share, plus $0.55104 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.55104 per share. Dividends on the shares of Series B Preferred Stock ceased to accrue from and after the redemption date, after which the Series B Preferred Stock was no longer outstanding and holders of the Series B Preferred Stock have only the right to receive the redemption price. During the quarter ended June 30, 2005, our Board of Directors formally reclassified the shares previously designated as Series B Preferred Stock as authorized but unissued shares of preferred stock without designation as to series pursuant to authority granted to the Board of Directors in our Articles of Incorporation.

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

The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of facilities we lease or have mortgages on; (ii) rental and mortgage rates; (iii) our debt service obligations; and (iv) general and administrative expenses. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets environment may impact the availability of cost-effective capital and affect our plans for acquisition and disposition activity.

Cash and cash equivalents totaled $0.8 million as of September 30, 2005, a decrease of $11.3 million as compared to the balance at December 31, 2004. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $55.2 million for the nine months ended September 30, 2005, as compared to $35.6 million for the same period in 2004. The $19.6 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2004 and the first nine months of 2005; (ii) one-time contractual revenue associated with a mortgage note prepayment; and (iii) normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was an outflow of $41.0 million for the nine months ended September 30, 2005, as compared to an outflow of $29.9 million for the same period in 2004. The change in investing cash flow of $11.1 million was primarily due to approximately $87 million of incremental acquisitions made during the nine months ended September 30, 2005 versus the nine months ended September 30, 2004; offset by: (i) approximately $55 million of incremental mortgage payoffs in 2005 versus 2004; and (ii) net cash of $25.9 million from asset sales.

Financing Activities - Net cash flow from financing activities was an outflow of $25.5 million for the nine months ended September 30, 2005 as compared to an outflow of $5.5 million for the same period in 2004. The change in financing cash flow of $20.0 million was primarily a result of: (i) repayments on our credit facility and other borrowings; (ii) redemption of our Series B preferred stock of $50.0 million in 2005 versus a redemption of our Series A preferred stock of $57.5 million in 2004; and (iii) normal quarterly common and preferred dividend payments. This decrease was partially offset by: (i) issuance of $118.5 million of preferred equity in the first quarter of 2004; (ii) a public issuance of 2.7 million shares of our common stock at a price of $9.85 per share in the first quarter of 2004; (iii) a private offering of $200 million of senior unsecured notes in March 2004; and (iv) the sale of an interest rate cap in March 2004.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s market risk during the three months ended September 30, 2005. For additional information, refer to Item 7a as presented in our annual report on Form 10-K for the year ended December 31, 2004.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of September 30, 2005.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

See Note 9 - Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 2 - Market for Registrant’s Common Equity and Related Stockholder Matters

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol “OHI.” During the three months ended September 30, 2005, we purchased 18,912 shares of our common stock from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
July 1, 2005 to July 31, 2005	8,912	$ 13.92	-	$ -
August 1, 2005 to August 31, 2005	10,000	14.16	-	-
September 1, 2005 to September 30, 2005	-	-	-	-
Total	18,912	$ 14.05	-	$ -

(1) Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

Item 6 - Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: October 31, 2005                     By: /S/ C. TAYLOR PICKETT
                               C. Taylor Pickett
                              Chief Executive Officer

Date: October 31, 2005                     By: /S/ ROBERT O. STEPHENSON
                              Robert O. Stephenson
                              Chief Financial Officer