Form 10-K
period 2005-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2006-02-17
CIK 888491

-----------------------------------------------------------------------------------------------------------------------------------------------------------------

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
“accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $639,180,194. The aggregate market value was computed using the $12.86 closing price per share for such stock on the New York Stock Exchange on June 30, 2005.

As of February 10, 2006 there were 57,302,212 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated by reference in Part III herein.
 -----------------------------------------------------------------------------------------------------------------------------------------------------------------

OMEGA HEALTHCARE INVESTORS, INC.
2005 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

 PART I
Page
Item 1.	Business	1
	Overview	1
	Summary of Financial Information	1
	Description of the Business	2
	Executive Officers of Our Company	4
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	17
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Forward-Looking Statements, Reimbursement Issues and Other Factors Affecting Future Results	23
	Overview	23
	Critical Accounting Policies and Estimates	28
	Results of Operations	29
	Portfolio Developments, New Investments and Recent Developments	34
	Liquidity and Capital Resources	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	42

PART III

Item 10.	Directors and Executive Officers of the Registrant	43
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions	53
Item 14.	Principal Accounting Fees and Services	53

PART IV

Item 15.	Exhibits and Financial Statement Schedules	55

PART I

Item 1 - Business

Overview

We were incorporated in the State of Maryland on March 31, 1992. We are a self-administered real estate investment trust (“REIT”), investing in income-producing healthcare facilities, principally long-term care facilities located in the United States. We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of debt or equity securities, the assumption of secured indebtedness, or a combination of these methods.

Our portfolio of investments, as of December 31, 2005, consisted of 227 healthcare facilities, located in 27 states and operated by 35 third-party operators. This portfolio was made up of:

•	193 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties; and
•	fixed rate mortgages on 32 long-term healthcare facilities.

As of December 31, 2005, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1,102 million. In addition, we also held miscellaneous investments of approximately $23 million at December 31, 2005, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following tables summarize our revenues and real estate assets by asset category for 2005, 2004 and 2003. (See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 - Properties and Note 4 - Mortgage Notes Receivable to our audited consolidated financial statements).

Revenues by Asset Category
(in thousands)
	Year ended December 31,
	2005	2004	2003
Core assets:
Lease rental income	$92,387	$68,338	$57,654
Mortgage interest income	6,527	13,266	14,656
Total core asset revenues	98,914	81,604	72,310
Other asset revenue	2,439	2,319	2,922
Miscellaneous income	4,459	831	1,048
Total revenue before owned and operated assets	105,812	84,754	76,280
Owned and operated assets revenue	-	-	4,395
Total revenue	$105,812	$84,754	$80,675

Real Estate Assets by Asset Category
                            (in thousands)

	As of December 31,
	2005	2004
Core assets:
Leased assets	$996,127	$808,574
Mortgaged assets	104,522	118,058
Total core assets	1,100,649	926,632
Other assets	23,490	29,699
Total real estate assets before held for sale assets	1,124,139	956,331
Held for sale assets	1,243	-
Total real estate assets	$1,125,382	$956,331

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
•
the facility's historical and forecasted cash flow and its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations, providing a competitive return on our investment;

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

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we sometimes pursue alternative investment structures, including convertible participating and participating mortgages, which can achieve returns comparable to equity investments. The following summarizes the primary investment structures we typically use. Average annualized yields reflect existing contractual arrangements. However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of January 1, 2006 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

Purchase/Leaseback. In a Purchase/Leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms typically ranging from 5 to 15 years, plus renewal options. The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the Consumer Price Index (“CPI”). The average annualized yield from leases was approximately 10.8% at January 1, 2006.

Convertible Participating Mortgage. Convertible participating mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI. Convertible participating mortgages afford us the option to convert our mortgage into direct ownership of the property, generally at a point five to ten years from inception. If we exercise our purchase option, we are obligated to lease the property back to the operator for the balance of the originally agreed term and for the originally agreed participations in revenues or CPI adjustments. This allows us to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out our option at prices based on specified formulas. At December 31, 2005, we did not have any convertible participating mortgages.

Participating Mortgage. Participating mortgages are similar to convertible participating mortgages except that we do not have a purchase option. Interest rates are usually subject to annual increases based upon increases in the CPI. At December 31, 2005, we did not have any participating mortgages.

Fixed-Rate Mortgage. These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was approximately 10.4% at January 1, 2006.

The following table identifies the years of expiration of the 2006 payment obligations due to us under existing contractual obligations. This information is provided solely to indicate the scheduled expiration of payment obligations due to us and is not a forecast of expected revenues.

	Rent	Mortgage Interest	Total	%
	(in thousands)
2006	$1,690	$2,233	$3,923	3.30%
2007	371	24	395	0.33
2008	1,429	-	1,429	1.20
2009	-	-	-	-
2010	22,412	1,453	23,865	20.10
Thereafter	81,931	7,193	89,124	75.07
Total	$107,833	$10,903	$118,736	100.00%

The table set forth in Item 2 - Properties contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2005.

Borrowing Policies. We may incur additional indebtedness and have historically sought to maintain annualized total debt-to-EBITDA ratio in the range of 4 to 5 times. Annualized EBITDA is defined as earnings before interest, taxes, depreciation and amortization for a twelve month period. We intend to periodically review our policy with respect to our total debt-to-EBITDA ratio and to modify the policy as our management deems prudent in light of prevailing market conditions. Our strategy generally has been to match the maturity of our indebtedness with the maturity of our investment assets and to employ long-term, fixed-rate debt to the extent practicable in view of market conditions in existence from time to time.

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

Borrowings may be in the form of bank borrowings, secured or unsecured, and publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, long-term, tax-exempt bonds or financing from banks, institutional investors or other lenders, or securitizations, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in our assets. Holders of such indebtedness may have recourse to all or any part of our assets or may be limited to the particular asset to which the indebtedness relates.

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

Executive Officers of Our Company

At the date of this report, the executive officers of our company are:

C. Taylor Pickett (44) is the Chief Executive Officer and has served in this capacity since June, 2001. Mr. Pickett is also a Director and has served in this capacity since May 30, 2002. Mr. Pickett’s term as a Director expires in 2008. Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services, Inc. Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

Daniel J. Booth (42) is the Chief Operating Officer and has served in this capacity since October, 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services’ management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (52) is the Senior Vice President of Operations of our company and has served in this capacity since July, 2001. Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc. from 1997 through 2000. Prior to that, he served as an Executive Vice President of Operations at Beverly Enterprises.

Robert O. Stephenson (42) is the Chief Financial Officer and has served in this capacity since August, 2001. Prior to joining our company, Mr. Stephenson served from 1996 to July 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to Integrated Health Services, Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

As of December 31, 2005, we had 17 full-time employees, including the four executive officers listed above.

Item 1A - Risk Factors

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

Risks Related to the Operators of Our Facilities

Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if any of our major operators were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. These adverse developments could arise due to a number of factors, including those listed below.

Our recent efforts to restructure and stabilize our portfolio may not prove to be successful.

In large part as a result of the 1997 changes in Medicare reimbursement of services provided by SNFs and reimbursement cuts imposed under state Medicaid programs, a number of operators of our properties have encountered significant financial difficulties during the last several years. In 1999, our investment portfolio consisted of 216 properties and our largest public operators (by investment) were Sun Healthcare Group, Inc. (“Sun”), Integrated Health Services (“IHS”), Advocat, Inc. (“Advocat”), and Mariner Health Care, Inc. (“Mariner”). Some of these operators, including Sun, IHS and Mariner, subsequently filed for bankruptcy protection. Other of our operators were required to undertake significant restructuring efforts. We have restructured our arrangements with many of our operators whereby we have renegotiated lease and mortgage terms, re-leased properties to new operators and have closed and/or disposed of properties. At December 31, 2005, our investment portfolio consisted of 227 properties and our largest public operators (by investment) were Sun (15%) and Advocat (10%). Our largest private company operators (by investment) were CommuniCare Health Services (“CommuniCare”) (17%), Haven Eldercare, LLC (“Haven”) (11%), Guardian LTC Management, Inc. (“Guardian”) (7%), and Essex Healthcare Corporation (“Essex”) (7%). We cannot assure you that our recent efforts to restructure and stabilize our property portfolio will be successful.

The bankruptcy, insolvency or financial deterioration of our operators could delay our ability to collect unpaid rents or require us to find new operators for rejected facilities.

We are exposed to the risk that our operators may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict an operator, demand immediate repayment and other remedies, title 11 of the United States Code, 11 U.S.C. §§ 101-1330, as amended and supplemented, (the “Bankruptcy Code”), affords certain protections to a party that has filed for bankruptcy that would probably render certain of these remedies unenforceable, or, at the very least, delay our ability to pursue such remedies. In addition, an operator in bankruptcy may be able to restrict our ability to collect unpaid rent or mortgage payments during the bankruptcy case.

Furthermore, the receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator licensed to manage the facility. In addition, some significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. In order to protect our investments, we may take possession of a property or even become licensed as an operator, which might expose us to successor liability under government programs (or otherwise) or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses. Third-party payors may also suspend payments to us following foreclosure until we receive the required licenses to operate the facilities. Should such events occur, our income and cash flow from operations would be adversely affected.

A debtor may have the right to assume or reject a lease with us under bankruptcy law and his or her decision could delay or limit our ability to collect rents thereunder.

If one or more of our lessees files bankruptcy relief, the Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. However, our lease arrangements with operators that operate more than one of our facilities are generally made pursuant to a single master lease covering all of that operator’s facilities leased from us, and consequently, it is possible that in bankruptcy the debtor-lessee may be required to assume or reject the master lease as a whole, rather than making the decision on a facility by facility basis, thereby preventing the debtor-lessee from assuming only the better performing facilities and terminating the leasing arrangement with respect to the poorer performing facilities. The Bankruptcy Code generally requires that a debtor must assume or reject a contract in its entirety. Thus, a debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly where a collection of documents are determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others. Whether a master lease agreement would be determined to be a single contract or a divisible agreement, and hence whether a bankruptcy court would require a master lease agreement to be assumed or rejected as a whole, would depend on a number of factors some of which may include, but may not necessarily be limited to, the following:

•	applicable state law;
•	the parties’ intent;
•	whether the master lease agreement and related documents were executed contemporaneously;
•	the nature and purpose of the relevant documents;
•	whether the obligations in various documents are independent;
•	whether the leases are coterminous;
•	whether a single check is paid for all properties;
•	whether rent is apportioned among the leases;
•	whether termination of one lease constitutes termination of all;
•	whether the leases may be separately assigned or sublet;
•	whether separate consideration exists for each lease; and
•	whether there are cross-default provisions.

The Bankruptcy Code provides that a debtor has the power and the option to assume, assume and assign to a third party, or reject the unexpired lease. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, obligations under the lease generally would be entitled to administrative priority over other unsecured pre-bankruptcy claims. If the debtor chooses to assume the lease (or assume and assign the lease), then the debtor is required to cure all monetary defaults, or provide adequate assurance that it will promptly cure such defaults. However, the debtor-lessee may not have to cure historical non-monetary defaults under the lease to the extent that they have not resulted in an actual pecuniary loss, but the debtor-lessee must cure non-monetary defaults under the lease from the time of assumption going forward. A debtor must generally pay all rent payments coming due under the lease after the bankruptcy filing but before the assumption or rejection of the lease. The Bankruptcy Code provides that the debtor-lessee must make the decision regarding assumption, assignment or rejection within a certain period of time. For cases filed on or after October 17, 2005, the time period to make the decision is 120 days, subject to one extension ‘‘for cause.’’ A bankruptcy court may only further extend this period for 90 days unless the lessor consents in writing.

If a tenant rejects a lease under the Bankruptcy Code, it is deemed to be a pre-petition breach of the lease, and the lessor’s claim arising therefrom may be limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year, and 15%, not to exceed three years, of the remaining term of such lease, following the earlier of the petition date and repossession or surrender of the leased property. If the debtor rejects the lease, the facility would be returned to us. In that event, if we were unable to re-lease the facility to a new operator on favorable terms or only after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time.

With respect to our mortgage loans, the imposition of an automatic stay under bankruptcy law could negatively impact our ability to foreclose or seek other remedies against a mortgagor.

Generally, with respect to our mortgage loans, the imposition of an automatic stay under the Bankruptcy Code precludes us from exercising foreclosure or other remedies against the debtor without first obtaining stay relief from the bankruptcy court. Pre-petition creditors generally do not have rights to the cash flows from the properties underlying the mortgages unless their security interest in the property includes such cash flows. Mortgagees may, however, receive periodic payments from the debtor/mortgagors. Such payments are referred to as adequate protection payments. The timing of adequate protection payments and whether the mortgagees are entitled to such payments depends on negotiating an acceptable settlement with the mortgagor (subject to approval of the bankruptcy court) or on the order of the bankruptcy court in the event a negotiated settlement cannot be achieved.

A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption, assumption and assignment, or rejection. Second, the mortgagee’s loan may be divided into a secured claim for the portion of the mortgage debt that does not exceed the value of the property securing the debt and a general unsecured claim for the portion of the mortgage debt that exceeds the value of the property. A secured creditor such as our company is entitled to the recovery of interest and reasonable fees, costs and charges provided for under the agreement under which such claim arose only if, and to the extent that, the value of the collateral exceeds the amount owed. If the value of the collateral exceeds the amount of the debt, interest as well as reasonable fees, costs, and charges may not be paid during the bankruptcy case, but will accrue until confirmation of a plan of reorganization/liquidation or such other time as the court orders unless the debtor voluntarily makes a payment. If the value of the collateral held by a secured creditor is less than the secured debt (including such creditor’s secured debt and the secured debt of any creditor with a more senior security interest in the collateral), interest on the loan for the time period between the filing of the case and confirmation may be disallowed. Finally, while a lease generally would either be assumed, assumed and assigned, or rejected with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and the timing of principal payments, may be modified under certain circumstances if the debtor is able to effect a ‘‘cram down’’ under the Bankruptcy Code. Before such a ‘‘cram down’’ is allowed, the Bankruptcy Court must conclude that the treatment of the secured creditor’s claim is ‘‘fair and equitable.’’

If an operator files bankruptcy, our leases with the debtor could be recharacterized as a financing agreement, which could negatively impact our rights under the lease.

Another risk regarding our leases is that in an operator’s bankruptcy the leases could be re-characterized as a financing agreement. In making such a determination, a bankruptcy court may consider certain factors, which may include, but are not necessarily limited to, the following:

•	whether rent is calculated to provide a return on investment rather than to compensate the lessor for loss, use and possession of the property;
•	whether the property is purchased specifically for the lessee’s use or whether the lessee selected, inspected, contracted for, and received the property;
•	whether the transaction is structured solely to obtain tax advantages;
•	whether the lessee is entitled to obtain ownership of the property at the expiration of the lease, and whether any option purchase price is unrelated to the value of the land; and
•	whether the lessee assumed many of the obligations associated with outright ownership of the property, including responsibility for property taxes and insurance.

If an operator defaults under one of our mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to the property and thereafter making substantial improvements or repairs in order to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay provisions of the Bankruptcy Code would preclude us from enforcing foreclosure or other remedies against the operator unless relief is first obtained from the court having jurisdiction over the bankruptcy case. High ‘‘loan to value’’ ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

Operators that fail to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may be unable to meet their obligations to us.

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•
Medicare and Medicaid. A significant portion of our SNF operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain certification and accreditation in these programs would result in a loss of funding from such programs. Loss of certification or accreditation could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those facilities could be reduced, which could in turn cause the value of our affected properties to decline. State licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our operators’ revenues, potentially jeopardizing their ability to meet their obligations to us.

•
Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating or result in a suspension of reimbursement payments until all licensure issues have been resolved and the necessary licenses obtained or reinstated. Our SNFs require governmental approval, in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may be unable to satisfy current and future certificate of need requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time or permanently.

•
Fraud and Abuse Laws and Regulations. There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Furthermore, the Office of Inspector General of the U.S. Department of Health and Human Services in cooperation with other federal and state agencies, continues to focus on the activities of SNFs in certain states in which we have properties. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

•
Legislative and Regulatory Developments. Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Modernization Act, which is one example of such legislation, was enacted in late 2003. The Medicare reimbursement changes for the long term care industry under this Act are limited to a temporary increase in the per diem amount paid to SNFs for residents who have AIDS. The significant expansion of other benefits for Medicare beneficiaries under this Act, such as the expanded prescription drug benefit, could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts for our operators. Other proposals under consideration include efforts by individual states to control costs by decreasing state Medicaid reimbursements, a federal ‘‘Patient Protection Act’’ to protect consumers in managed care plans, efforts to improve quality of care and reduce medical errors throughout the health care industry and cost-containment initiatives by public and private payors. We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Regulatory proposals and rules are released on an ongoing basis that may have major impacts on the healthcare system generally and the skilled nursing and long-term care industries in particular.

Our operators depend on reimbursement from governmental and other third-party payors and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our operators, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could cause the revenues of our operators to decline and potentially jeopardize their ability to meet their obligations to us.

Our operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their lease and mortgage payments to us.

As is typical in the healthcare industry, our operators are often subject to claims that their services have resulted in resident injury or other adverse effects. Many of these operators have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by our operators may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on an operator’s financial condition. If an operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if an operator is required to pay uninsured punitive damages, or if an operator is subject to an uninsurable government enforcement action, the operator could be exposed to substantial additional liabilities.

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

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needs to make investments and to satisfy or refinance maturing commitments. As a result, we rely on external sources of capital, including debt and equity financing. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Generally speaking, difficult capital market conditions in our industry during the past several years and our need to stabilize our portfolio have limited our access to capital.

Our ability to raise capital through sales of equity is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business could negatively impact the market price of our common stock and limit our ability to sell equity.

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

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

We are subject to risks associated with debt financing, which could negatively impact our business, limit our ability to make distributions to our stockholders and to repay maturing debt.

 Financing for future investments and our maturing commitments may be provided by borrowings under our revolving senior secured credit facility (“Credit Facility”), private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make timely payments of interest, that we will be unable to refinance existing indebtedness and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage.

Certain of our operators account for a significant percentage of our revenues.

Based on existing contractual rent and lease payments regarding the restructuring of certain existing investments, as of December 31, 2005, Advocat and Sun each account for over 10% of our current contractual monthly revenues, with Sun accounting for approximately 21% of our current contractual monthly revenues. Additionally, as of December 31, 2005, our top seven operators account for approximately 62% of our current contractual monthly revenues. The failure or inability of any of these operators to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

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

We periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs. During the year ended December 31, 2005, a $9.6 million provision for impairment charge was recorded to reduce the carrying value on six facilities to their estimated fair value.

We may not be able to sell certain closed facilities for their book value.

From time to time, we close facilities and actively market such facilities for sale. To the extent we are unable to sell these properties for our book value; we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

Our substantial indebtedness could adversely affect our financial condition.

We have substantial indebtedness and we may increase our indebtedness in the future. As of December 31, 2005, we had total debt of approximately $566 million, of which $58 million consisted of borrowings under our Credit Facility, $21 million of which consisted of our 6.95% notes due 2007 that were fully redeemed on January 18, 2006, $310 million of which consisted of our 7% senior notes due 2014 and $175 million of which consisted of our 7% senior notes due 2016. Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. All of our properties are ‘‘special purpose’’ properties that could not be readily converted to general residential, retail or office use. Healthcare facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance and may be excluded from the programs—in some cases without a prior hearing—for failure to meet program requirements. Transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or mortgagor becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.

As an owner or lender with respect to real property, we may be exposed to possible environmental liabilities.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property or a secured lender, such as us, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our operators’ ability to attract additional residents, the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce the owner’s revenues.

Although our leases and mortgage loans require the lessee and the mortgagor to indemnify us for certain environmental liabilities, the scope of such obligations may be limited. For instance, most of our leases do not require the lessee to indemnify us for environmental liabilities arising before the lessee took possession of the premises. Further, we cannot assure you that any such mortgagor or lessee would be able to fulfill its indemnification obligations.

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

We are named as defendants in litigation arising out of professional liability and general liability claims relating to our previously owned and operated facilities that if decided against us, could adversely affect our financial condition.

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

If we were to fail to qualify as a REIT in any taxable year, as a result of a determination that we failed to meet the annual distribution requirement or otherwise, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability for the years involved, which could significantly impact our financial condition.

To maintain our REIT status, we must distribute at least 90% of our taxable income each year.

We generally must distribute annually at least 90% of our taxable income to our stockholders to maintain our REIT status. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations. In addition, we may derive income through Taxable REIT Subsidiaries (‘‘TRSs’’), which will then be subject to corporate level income tax at regular rates.

Complying with REIT requirements may affect our profitability.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. Thus we may be required to liquidate otherwise attractive investments from our portfolio in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution (e.g., if we have assets which generate mismatches between taxable income and available cash). Then, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. As a result, satisfying the REIT requirements could have an adverse effect on our business results and profitability.

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management and other qualified personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Our employment agreements with our executive officers provide that their employment may be terminated by either party at any time. Consequently, we may not be successful in attracting, hiring, and training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls. As a result, we continue to evaluate our internal controls over financial reporting so that our management can certify as to the effectiveness of our internal controls and our auditor can publicly attest to this certification. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If for any period our management is unable to certify the effectiveness of our internal controls or if our auditors cannot attest to management’s certification, we could be subject to regulatory scrutiny and a loss of public confidence, which could have an adverse effect on our business.

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

We cannot predict the effect, if any, that future sale of our capital stock, warrants or debt securities, or the availability of our securities for future sale, will have on the market price of our shares, including our common stock. Sales of substantial amounts of our common stock or preferred shares, warrants or debt securities convertible into or exercisable or exchangeable for common stock in the public market or the perception that such sales might occur could reduce the market price of our stock and the terms upon which we may obtain additional equity financing in the future.

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

•
The issuance and exercise of options to purchase our common stock. As of December 31, 2005, we had outstanding options to acquire approximately 0.2 million shares of our common stock. In addition, we may in the future issue additional options or other securities convertible into or exercisable for our common stock under our 2004 Stock Incentive Plan, our 2000 Stock Incentive Plan, as amended, or other remuneration plans we establish in the future. We may also issue options or convertible securities to our employees in lieu of cash bonuses or to our directors in lieu of director's fees.

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

In 2001, our Board of Directors suspended dividends on our common stock and all series of preferred stock in an effort to generate cash to address then impending debt maturities. In 2003, we paid all accrued but unpaid dividends on all series of preferred stock and reinstated dividends on our common stock and all series of preferred stock. However, our ability to pay dividends may be adversely affected if any of the risks described above were to occur. Our payment of dividends is subject to compliance with restrictions contained in our Credit Facility, the indenture relating to our outstanding 7% senior notes due 2014, the indenture relating to our outstanding 7% senior notes due 2016 and our preferred stock. All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include, a return of capital.

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock.

Our Board of Directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of the date of this filing, 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock were issued and outstanding. The aggregate liquidation preference with respect to this outstanding preferred stock is approximately $118.5 million, and annual dividends on our outstanding preferred stock are approximately $9.9 million. Holders of our preferred stock are generally entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $25 per share with respect to the Series D preferred stock, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our Board of Directors if six quarterly preferred dividends are in arrears.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2005, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities which are leased to operators, mortgages on facilities which are operated by the mortgagors or their affiliates and facilities subject to leasehold interests. The facilities are located in 27 states and are operated by 35 unaffiliated operators. The following table summarizes our property investments as of December 31, 2005:
Investment Structure/Operator	Number of Beds	Number of Facilities	Occupancy Percentage(1)	Gross Investment (in thousands)

Purchase/Leaseback(2)

CommuniCare Health Services.	2,781	18	86	$185,528
Sun Healthcare Group, Inc	3,556	32	88	160,701
Advocat, Inc	2,997	29	76	92,260
Guardian LTC Management, Inc	1,243	16	84	80,129
Essex Health Care Corp	1,421	13	76	79,354
Haven Healthcare	909	8	93	55,480
Seacrest Healthcare	720	6	93	44,223
HQM of Floyd County, Inc	643	6	88	38,215
Senior Management	1,413	8	78	35,243
Mark Ide Limited Liability Company	832	8	78	24,566
Harborside Healthcare Corporation	465	4	89	23,393
StoneGate SNF Properties, LP	664	6	89	21,781
Infinia Properties of Arizona, LLC	378	4	61	19,119
Nexion Management	531	4	92	17,354
USA Healthcare, Inc	489	5	73	15,035
Rest Haven Nursing Center, Inc	200	1	91	14,400
Conifer Care Communities, Inc.	198	3	90	14,367
Washington N&R, LLC	286	2	74	12,152
Triad Health Management of Georgia II, LLC	304	2	98	10,000
The Ensign Group, Inc	271	3	93	9,656
Lakeland Investors, LLC	300	1	68	8,522
Hickory Creek Healthcare Foundation, Inc.	138	2	86	7,250
Liberty Assisted Living Centers, LP	120	1	91	5,995
Emeritus Corporation	52	1	72	5,674
Longwood Management Corporation	185	2	88	5,425
Generations Healthcare, Inc.	60	1	82	3,007
Skilled Healthcare	59	1	89	2,012
American Senior Communities, LLC	78	2	89	2,000
Healthcare Management Services	98	1	58	1,486
Carter Care Centers, Inc.	58	1	77	1,300
Saber Healthcare Group	40	1	28	500
	21,489	192	83	996,127
Assets Held for Sale
Closed Facilities	167	2	0	493
Sun Healthcare Group, Inc.	59	1	73	750
	226	3	73	1,243
Fixed Rate Mortgages(3)

Haven Healthcare	878	7	84	61,750
Advocat, Inc	423	4	83	12,634
Parthenon Healthcare, Inc.	300	2	71	10,732
Hickory Creek Healthcare Foundation, Inc...	619	15	84	9,991
CommuniCare Health Services	150	1	88	6,496
Texas Health Enterprises/HEA Mgmt. Group, Inc	147	1	68	1,476
Evergreen Healthcare	100	1	67	1,179
Paris Nursing Home, Inc	144	1	70	264
	2,761	32	77	104,522

Reserve for uncollectible loans	-	-	-	-
Total	24,476	227	82	$1,101,892

(1) Represents the most recent data provided by our operators.
(2) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(3) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our facilities by state as of December 31, 2005:

	Number of Facilities	Number of Beds	Gross Investment (in thousands)	% of Total Investment
Ohio	38	4,647	$278,036	25.2
Florida	18	2,302	111,598	10.1
Pennsylvania	16	1,532	101,038	9.2
Texas	19	2,768	71,516	6.5
California	17	1,394	62,715	5.7
Arkansas	12	1,253	40,008	3.6
Massachusetts	6	682	38,884	3.5
Rhode Island	4	639	38,740	3.5
West Virginia	8	860	38,275	3.5
Alabama	9	1,152	35,942	3.3
Connecticut	5	562	35,453	3.2
Kentucky	9	757	27,437	2.5
Indiana	22	1,126	26,567	2.4
North Carolina	5	707	22,709	2.1
New Hampshire	3	225	21,619	1.9
Arizona	4	378	19,119	1.7
Tennessee	5	602	17,484	1.6
Washington	2	194	17,190	1.5
Iowa	5	489	15,035	1.4
Illinois	6	645	14,899	1.4
Colorado	3	198	14,367	1.3
Vermont	2	279	14,227	1.3
Missouri	2	286	12,152	1.1
Idaho	3	264	11,100	1.0
Georgia	2	304	10,000	1.0
Louisiana	1	131	4,603	0.4
Utah	1	100	1,179	0.1

	227	24,476	$1,101,892	100.0
Reserve for uncollectible loans	-	-	-	-
Total	227	24,476	$1,101,892	100.0

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location. We have healthcare facilities located in 27 states. Only one state comprised more than 10% of our rental and mortgage income in 2005. In addition, the majority of our 2005 rental and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 35 different public and private healthcare providers. Except for Sun, CommuniCare and Haven, which together hold approximately 43% of our portfolio (by investment), no single tenant holds greater than 10% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. A large portion of our core portfolio consists of long-term lease and mortgage agreements. At December 31, 2005, approximately 95% of our leases and mortgages had primary terms that expire in 2010 or later. Our leased real estate properties are leased under provisions of single facility leases or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the CPI or increases in revenues of the underlying properties, with certain limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

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

In 1999, we filed suit against a former tenant seeking damages based on claims of breach of contract. The defendants denied the allegations made in the lawsuit. In settlement of our claim against the defendants, we agreed in the fourth quarter of 2005 to accept a lump sum cash payment of $2.4 million. The cash proceeds were offset by related expenses incurred of $0.8 million, resulting in a net gain of $1.6 million paid December 22, 2005.

During the second quarter of 2005, we accrued $0.75 million for potential obligations relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005. Although no formal complaint for damages was filed against us, in February 2006, we agreed to settle this dispute for approximately $1.0 million. As a result, we recorded a $0.3 million lease expiration expense charge during the three-month period ended December 31, 2005.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of the year covered by this report.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.” The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

2005				2004

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$ 11.950	$ 10.310	$ 0.20	First	$ 11.450	$ 9.150	$ 0.17
Second	13.650	10.580	0.21	Second	11.250	8.350	0.18
Third	14.280	12.390	0.22	Third	10.800	9.470	0.18
Fourth	13.980	11.660	0.22	Fourth	12.950	10.670	0.19
			$ 0.85				$ 0.72

The closing price on February 10, 2006 was $12.95 per share. As of February 10, 2006, there were 57,302,212 shares of common stock outstanding with 2,217 registered holders.

The following table provides information about all equity awards under our company’s 2004 Stock Incentive Plan, 2000 Stock Incentive Plan and 1993 Amended and Restated Stock Option and Restricted Stock Plan as of December 31, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	756,606(1)	$5.46	2,904,875
Equity compensation plans not approved by security holders	—	—	—
Total	756,626(1)	$5.46	2,904,875

(1)  Reflects 211,667 shares of restricted common stock and 317,000 shares of common stock issuable upon vesting of performance restricted stock units.

During the fourth quarter of 2005, we purchased 6,158 shares of our common stock from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2005 to October 31, 2005	6,158	$ 12.54	-	$-
November 1, 2005 to November 30, 2005	-	-	-	-
December 1, 2005 to December 31, 2005	-	-	-	-
Total	6,158	$ 12.54	-	$-

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

	Year ended December 31,
	2005	2004	2003	2002	2001
(in thousands, except per share amounts)
Operating Data
Revenues from core operations	$105,812	$84,754	$76,280	$79,169	$78,716
Revenues from nursing home operations	-	-	4,395	42,203	160,580
Total revenues	$105,812	$84,754	$80,675	$121,372	$239,296
Income (loss) from continuing operations	$30,151	$10,069	$27,396	$(4,335)	$(22,253)
Net income (loss) available to common	23,290	(40,123)	2,915	(34,761)	(36,651)
Per share amounts:
Income (loss) from continuing operations: Basic	$0.32	$(1.03)	$0.20	$(0.70)	$(2.11)
Diluted	0.32	(1.03)	0.19	(0.70)	(2.11)
Net income (loss) available to common: Basic	$0.45	$(0.88)	$0.08	$(1.00)	$(1.83)
Diluted	0.45	(0.88)	0.08	(1.00)	(1.83)

Dividends, Common Stock(1)	0.85	0.72	0.15	-	-
Dividends, Series A Preferred(1)	-	1.16	6.94	-	-
Dividends, Series B Preferred(1)	1.09	2.16	6.47	-	-
Dividends, Series C Preferred(2)	-	-	29.81	-	-
Dividends, Series D Preferred(1)	2.09	1.52	-	-	-

Weighted-average common shares outstanding, basic	51,738	45,472	37,189	34,739	20,038
Weighted-average common shares outstanding, diluted	52,059	45,472	38,154	34,739	20,038

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data Gross investments	$1,125,382	$956,331	$841,416	$881,220	$938,229
Total assets	1,015,729	833,563	729,013	804,148	892,414
Revolving lines of credit	58,000	15,000	177,074	177,000	193,689
Other long-term borrowings	508,229	364,508	103,520	129,462	219,483
Stockholders equity	429,681	432,480	436,235	479,701	450,690

(1)	Dividends per share are those declared and paid during such period.
(2)	Dividends per share are those declared during such period, based on the number of shares of common stock issuable upon conversion of the outstanding Series C preferred stock.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,”“will,”“anticipates,”“expects,”“believes,”“intends,”“should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1 to our annual report on Form 10-K for the year ended December 31, 2005;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Overview

Our portfolio of investments at December 31, 2005, consisted of 227 healthcare facilities, located in 27 states and operated by 35 third-party operators. Our gross investment in these facilities totaled approximately $1,102 million at December 31, 2005, with 98% of our real estate investments related to long-term healthcare facilities. This portfolio is made up of 193 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties and fixed rate mortgages on 32 long-term healthcare facilities. At December 31, 2005, we also held other investments of approximately $23 million, consisting primarily of secured loans to third-party operators of our facilities.

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

In 1997, the Balanced Budget Act significantly reduced spending levels for the Medicare and Medicaid programs, in part because the legislation modified the payment methodology for skilled nursing facilities (“SNFs”) by shifting payments for services provided to Medicare beneficiaries from a reasonable cost basis to a prospective payment system. Under the prospective payment system, SNFs are paid on a per diem prospective case-mix adjusted basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue such facility derives from Medicare patients.

Legislation adopted in 1999 and 2000 provided for a few temporary increases to Medicare payment rates, but these temporary increases have since expired. Specifically, in 1999 the Balanced Budget Refinement Act included a 4% across-the-board increase of the adjusted federal per diem payment rates for all patient acuity categories (known as “Resource Utilization Groups” or “RUGs”) that were in effect from April 2000 through September 30, 2002. In 2000, the Benefits Improvement and Protection Act included a 16.7% increase in the nursing component of the case-mix adjusted federal periodic payment rate, which was implemented in April 2000 and also expired October 1, 2002. The October 1, 2002 expiration of these temporary increases has had an adverse impact on the revenues of the operators of SNFs and has negatively impacted some operators’ ability to satisfy their monthly lease or debt payments to us.

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

On August 4, 2005, CMS published a final rule, effective October 1, 2005, establishing Medicare payments for SNFs under the prospective payment system for federal fiscal year 2006 (October 1, 2005 to September 30, 2006). The final rule modified the RUG case-mix classification system and added nine new categories to the system, expanding the number of RUGs from 44 to 53. The implementation of the RUG refinements triggered the expiration of the temporary payment increases of 20% and 6.7% established by the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, respectively. Additionally, CMS announced updates in the final rule to reimbursement rates for SNFs in federal fiscal year 2006 based on an increase in the “full market-basket” of 3.1%.

In the August 4, 2005 notice, CMS estimated that the increases in Medicare reimbursements to SNFs arising from the refinements to the prospective payment system and the market basket update under the final rule will offset the reductions stemming from the elimination of the temporary increases during federal fiscal year 2006. CMS estimated that there will be an overall increase in Medicare payments to SNFs totaling $20 million in fiscal year 2006 compared to 2005.

Nonetheless, we cannot accurately predict what effect, if any, these changes will have on our lessees and mortgagors in 2006 and beyond. These changes to the Medicare prospective payment system for SNFs, including the elimination of temporary increases, could adversely impact the revenues of the operators of nursing facilities and could negatively impact the ability of some of our lessees and mortgagors to satisfy their monthly lease or debt payments to us.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004. This temporary payment increase arises from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Modernization Act”). The August 2005 notice announcing the final rule for the SNF prospective payment system for fiscal year 2006 clarified that the increase will remain in effect for fiscal year 2006, although CMS also noted that the AIDS add-on was not intended to be permanent.

A significant change enacted under the Medicare Modernization Act is the creation of a new prescription drug benefit, Medicare Part D, which went into effect January 1, 2006. The significant expansion of benefits for Medicare beneficiaries arising under the expanded prescription drug benefit could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts for our operators. As part of this new program, the prescription drug benefits for patients who are dually eligible for both Medicare and Medicaid are being transitioned from Medicaid to Medicare, and many of these patients reside in long-term care facilities. The Medicare program has experienced significant operational difficulties in transitioning prescription drug coverage for this population since the benefit went into effect on January 1, 2006, although it is unclear whether or how issues involving Medicare Part D might have any direct financial impacts on our operators.

On February 8, 2006, the President signed into law a $39.7 billion budget reconciliation package called the Deficit Reduction Act of 2005 (“Deficit Reduction Act”) to lower the federal budget deficit. The Deficit Reduction Act includes net savings of $8.3 billion from the Medicare program over 5 years.

The Deficit Reduction Act contains a provision reducing payments to SNFs for allowable bad debts. Currently, Medicare reimburses SNFs for 100% of beneficiary bad debt arising from unpaid deductibles and coinsurance amounts. In 2003, CMS released a proposed rule seeking to reduce bad debt reimbursement rates for certain providers, including SNFs, by 30% over a three-year period. CMS never finalized its 2003 proposal. The Deficit Reduction Act reduces payments to SNFs for allowable bad debts by 30% effective October 1, 2005 for those individuals not dually eligible for Medicare and Medicaid. Bad debt payments for the dually eligible population will remain at 100%. These reductions in Medicare payments for bad debt could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

The Deficit Reduction Act also contains a provision governing the therapy caps that went into place under Medicare on January 1, 2006. The therapy caps limit the physical therapy, speech-language therapy and occupation therapy services that a Medicare beneficiary can receive during a calendar year. The therapy caps were in effect for calendar year 1999 and then suspended by Congress for three years. An inflation-adjusted therapy limit ($1,590 per year) was implemented in September of 2002, but then once again suspended in December of 2003 by the Medicare Modernization Act. Under the Medicare Modernization Act, Congress placed a two-year moratorium on implementation of the caps, which expired at the end of 2005.

The inflation-adjusted therapy caps are set at $1,740 for 2006. These caps do not apply to therapy services covered under Medicare Part A in a SNF, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. The Deficit Reduction Act permits exceptions in 2006 for therapy services to exceed the caps when the therapy services are deemed medically necessary by the Medicare program. The therapy caps could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

In general, we cannot be assured that federal reimbursement will remain at levels comparable to present levels or that such reimbursement will be sufficient for our lessees or mortgagors to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients. We also cannot be assured that there will be any future legislation to increase Medicare payment rates for SNFs, and if such payment rates for SNFs are not increased in the future, some of our lessees and mortgagors may have difficulty meeting their payment obligations to us.

Medicaid and Other Third-Party Reimbursement

Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of their citizens. Currently, Medicaid is the single largest source of financing for long-term care in the United States. Rising Medicaid costs and decreasing state revenues caused by recent economic conditions have prompted an increasing number of states to cut or consider reductions in Medicaid funding as a means of balancing their respective state budgets. Existing and future initiatives affecting Medicaid reimbursement may reduce utilization of (and reimbursement for) services offered by the operators of our properties.

In recent years, many states have announced actual or potential budget shortfalls, and many budget forecasts in 2006 could be similar. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid reimbursement rates, including rates paid to SNF and long-term care providers, or reductions in Medicaid enrollee benefits, including long-term care benefits. We cannot predict the extent to which Medicaid rate freezes, cuts or benefit reductions ultimately will be adopted, the number of states that will adopt them or the impact of such adoption on our operators. However, extensive Medicaid rate cuts, freezes or benefit reductions could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make lease or mortgage payments to us.

The Deficit Reduction Act includes $4.7 billion in savings from Medicaid and the State Children’s Health Insurance Program over 5 years. The Deficit Reduction Act gives states the option to increase Medicaid cost-sharing and reduce Medicaid benefits, accounting for an estimated $3.2 billion in federal savings over five years. The remainder of the Medicaid savings under the Deficit Reduction Act comes primarily from changes to prescription drug reimbursement ($3.9 billion in savings over five years) and tightened policies governing asset transfers ($2.4 billion in savings over five years).

Asset transfer policies, which determine Medicaid eligibility based on whether a Medicaid applicant has transferred assets for less than fair value, are more restrictive under the Deficit Reduction Act, which extends the look-back period to 5 years, moves the start of the penalty period and makes individuals with more than $500,000 in home equity ineligible for nursing home benefits (previously, the home was excluded as a countable asset for purposes of Medicaid eligibility). These changes could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

Fraud and Abuse Laws and Regulations

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. The federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. Penalties for healthcare fraud have been increased and expanded over recent years, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs, and the Office of the Inspector General for the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, continues to focus on the activities of SNFs in certain states in which we have properties.

In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent. Some states currently have statutes that are analogous to the federal False Claims Act. The Deficit Reduction Act encourages additional states to enact such legislation and encourages increased enforcement activity by permitting states to retain 10% of any recovery for that state’s Medicaid program. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

Legislative and Regulatory Developments

Each year, legislative and regulatory proposals are introduced or proposed in Congress, state legislatures as well as by federal and state agencies that, if implemented, could result in major changes in the healthcare system, either nationally or at the state level. In addition, regulatory proposals and rules are released on an ongoing basis that may have major impacts on the healthcare system generally and the industries in which our operators do business. Legislative and regulatory developments can be expected to occur on an ongoing basis at the local, state and federal levels that have direct or indirect impacts on the policies governing the reimbursement levels paid to our facilities by public and private third-party payors, the costs of doing business and the threshold requirements that must be met for facilities to continue operation or to expand.

The Medicare Modernization Act, which is one example of such legislation, was enacted in December 2003. The significant expansion of other benefits for Medicare beneficiaries under this Act, such as the prescription drug benefit, could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts on our operators. Although the creation of a prescription drug benefit for Medicare beneficiaries was expected to generate fiscal relief for state Medicaid programs, the structure of the benefit and costs associated with its implementation may mitigate the relief for states that was anticipated.

The Deficit Reduction Act is another example of such legislation. The provisions in the legislation designed to create cost savings from both Medicare and Medicaid could diminish reimbursement for our operators under both Medicare and Medicaid.

CMS also launched the Nursing Home Quality Initiative program in 2002, which requires nursing homes participating in Medicare to provide consumers with comparative information about the quality of care at the facility. In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues. In addition, the reporting of such information could lead in the future to reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters. In late 2005, CMS began soliciting public comments regarding a demonstration to examine pay-for-performance approaches in the nursing home setting that would offer financial incentives for facilities to deliver high quality care. The proposed three-year demonstration could begin as early as late 2006. Other proposals under consideration include efforts by individual states to control costs by decreasing state Medicaid reimbursements in the current or future fiscal years and federal legislation addressing various issues, such as improving quality of care and reducing medical errors throughout the health care industry. We cannot accurately predict whether specific proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Significant Highlights

The following significant highlights occurred during the twelve-month period ended December 31, 2005.

Financing

•	In May 2005, we fully redeemed our 8.625% Series B cumulative preferred stock.
•	In November 2005, we issued 5.175 million shares of our common stock.
•	In December 2005, we completed a primary offering of $50 million, 7% unsecured notes due 2014.
•	In December 2005, we completed a primary offering of $175 million, 7% unsecured notes due 2016.
•	In December 2005, we tendered for and purchased 79.3% of our $100 million aggregate principal amount of 6.95% notes due 2007.
•	In December 2005, we authorized the redemption of 20.7% of all outstanding $100 million aggregate principal amount of 6.95% notes due 2007 that were not otherwise tendered.

Dividends

•	In 2005, we paid common stock dividends of $0.20, $0.21, $0.22 and $0.22 per share, for stockholders of record on January 31, 2005, May 2, 2005, July 29, 2005 and October 31, 2005, respectively.

New Investments

•	In January 2005, we acquired approximately $58 million of net new investments and leased to an existing third-party operator.
•	In June 2005, we purchased two SNFs for approximately $10 million and leased them to an existing third-party operator.
•	In June 2005, we purchased five SNFs for approximately $50 million and leased them to an existing third-party operator.
•	In November 2005, we purchased three SNFs for approximately $13 million and leased them to an existing third-party operator.
•	In December 2005, we closed on a first mortgage loan to an existing operator for approximately $62 million associated with six SNFs and one ALF.
•	In December 2005, we purchased ten SNFs and one ALF for approximately $115 million and leased them to an existing third-party operator.

Re-leasing, Asset Sales and Other

•	In January 2005, we re-leased one SNF to an affiliate of an existing operator.
•	In February 2005, Mariner prepaid in full its approximately $60 million mortgage.
•	In December 2005, AHC Properties, Inc. exercised its purchase option and purchased six ALFs from us for approximately $20 million.
•	Throughout 2005, in various transactions, we sold eight SNFs and 50.4 acres of undeveloped land for cash proceeds of approximately $33 million.

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

Revenue Recognition

With the exception of certain master leases, rental income and mortgage interest income are recognized as earned over the terms of the related master leases and mortgage notes, respectively. Such income generally includes periodic increases based on pre-determined formulas (i.e., such as increases in the CPI) as defined in the master leases and mortgage loan agreements. Reserves are taken against earned revenues from leases and mortgages when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection. The amount of the reserve is estimated based on what management believes will likely be collected. When collection is uncertain, lease revenues are recorded when received, after taking into account application of security deposits. Interest income on impaired mortgage loans is recognized when received after taking into account application of principal repayments and security deposits.

We recognize the minimum base rental revenue under master leases with fixed increases on a straight-line basis over the term of the related lease. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date.

Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold. To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Depreciation and Asset Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be permanently less than the carrying values of the assets. An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

For the years ended December 31, 2005, 2004, and 2003, we recognized impairment losses of $9.6 million, $0.0 million and $8.9 million, respectively, including amounts classified within discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes these indicators are permanent, then the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. We recorded loan impairments of $0.1 million, $0.0 million and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as discontinued operations in the consolidated statements of operations for all periods presented. We had three assets held for sale as of December 31, 2005 with a combined net book value of $1.2 million. We held no assets that qualified as held for sale as of December 31, 2004.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Operating Revenues

Our operating revenues for the year ended December 31, 2005 totaled $105.8 million, an increase of $21.1 million, over the same period in 2004. The $21.1 million increase was primarily a result of new investments made throughout 2004 and 2005, contractual interest revenue associated with the payoff of a mortgage note, re-leasing and restructuring activities completed throughout 2004 and 2005, as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues for the year ended December 31, 2005 are as follows:

•
Rental income was $92.4 million, an increase of $24.0 million over the same period in 2004. The increase was due to new leases entered into throughout 2004 and 2005, re-leasing and restructuring activities and scheduled contractual increases in rents.

•
Mortgage interest income totaled $6.5 million, a decrease of $6.7 million over the same period in 2004. The decrease is primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•	Miscellaneous revenue was $4.5 million, an increase of $3.6 million over the same period in 2004. The increase was due to contractual revenue owed to us as a result of a mortgage note prepayment.

Operating Expenses

Operating expenses for the year ended December 31, 2005 totaled $39.3 million, an increase of approximately $11.3 million over the same period in 2004. The increase was primarily due to $5.5 million non-cash provision for impairment charges recorded throughout 2005, a $1.1 million lease expiration accrual recorded in 2005 and $5.0 million of increased depreciation expense.

Detailed changes in our operating expenses for the year ended December 31, 2005 are as follows:

•	Our depreciation and amortization expense was $24.2 million, compared to $19.2 million for the same period in 2004. The increase is due to new investments placed throughout 2004 and 2005.
•	Our general and administrative expense, when excluding restricted stock amortization expense, was $7.4 million, compared to $7.7 million for the same period in 2004.
•	A $5.5 million provision for impairment charge was recorded to reduce the carrying value on three facilities to their estimated fair value during the twelve months ended December 31, 2005.
•	A $0.1 million provision for uncollectible notes receivable.
•	A $1.1 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.

Other Income (Expense)

For the year ended December 31, 2005, our total other net expenses were $36.3 million as compared to $46.6 million for the same period in 2004. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the year ended December 31, 2005 was $29.9 million, compared to $23.1 million for the same period 2004. The increase of $6.8 million was primarily due to higher debt on our balance sheet versus the same period in 2004.

•
For the year ended December 31, 2005, we recorded a $2.8 million non-cash charge associated with the tender and purchase of 79.3% of our $100 million aggregate principal amount of 6.95% unsecured notes due 2007.

•
For the year ended December 31, 2005, we recorded a $3.4 million provision for impairment on an equity security. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, we recorded the provision for impairment to write-down our 760,000 share investment in Sun common stock to its then current fair market value of $4.9 million.

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

•	For the year ended December 31, 2005, we recorded a $1.6 million in net cash proceeds resulting from settlement of a lawsuit filed suit filed by us against a former tenant.
•	For the year ended December 31, 2004, we recorded a $3.0 million charge associated with professional liability claims made against our former owned and operated facilities.

2005 Income from Discontinued Operations

Discontinued operations relate to properties we disposed of in 2005 or are currently held-for-sale and are accounted for as discontinued operations under SFAS No. 144. For the year ended December 31, 2005, we sold eight SNFs, six ALFs and 50.4 acres of undeveloped land for combined cash proceeds of approximately $53 million, net of closing costs and other expenses, resulting in a combined accounting gain of approximately $8.0 million.

We had three assets held for sale as of December 31, 2005 with a combined net book value of $1.2 million. During the three months ended March 31, 2005, a $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, which were subsequently closed, to their estimated fair value. During the three months ended December 31, 2005, a $0.5 million impairment charge was recorded to reduce the carrying value of one facility, currently under contract to be sold in the first quarter of 2006, to its sales price.

In accordance with SFAS No. 144, the $8.0 million realized net gain as well as the combined $4.2 million impairment charge is reflected in our consolidated statements of operations as discontinued operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2005, was $40.6 million, compared to a deficit of $21.9 million, for the same period in 2004.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SECs interpretation) for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net income (loss) available to common	$23,290	$(40,123)
Deduct gain from real estate dispositions(1)	(7,969)	(3,310)
	15,321	(43,433)
Elimination of non-cash items included in net income (loss):
Depreciation and amortization(2)	25,277	21,551
Funds from operations available to common stockholders	$40,598	$(21,882)

(1)
The deduction of the gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements. The gain deducted includes $8.0 million gain and $3.3 million gain related to facilities classified as discontinued operations for the year ended December 31, 2005 and 2004, respectively.

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. FFO for 2005 and 2004 includes depreciation and amortization of $1.1 million and $2.3 million, respectively, related to facilities classified as discontinued operations.

Taxes

No provision for federal income taxes has been made since we qualify as a REIT under the provisions of Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. For tax year 2005, preferred and common dividend payments of approximately $56 million made throughout 2005 satisfy the 2005 REIT requirements (which states we must distribute at least 90% of our REIT taxable income for the taxable year and meet certain other conditions). We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of December 31, 2005 of $14.4 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Operating Revenues

Our operating revenues for the year ended December 31, 2004 totaled $84.8 million, an increase of $4.1 million from the same period in 2003. When excluding nursing home revenues of owned and operated assets, revenues increased $8.5 million. The $8.5 million increase was primarily a result of new investments made in the second and fourth quarters of 2004, re-leasing and restructuring activities completed throughout 2003 and during the first quarter of 2004, as well as scheduled contractual increases in rents.

Detailed changes in operating revenues for the year ended December 31, 2004 are as follows:

•
Rental income was $68.3 million, an increase of $10.7 million over the same period in 2003. The increase was due to new leases entered into in April, November and December of 2004, re-leasing and restructuring activities and scheduled contractual increases in rents.

•
Mortgage interest income totaled $13.3 million, a decrease of $1.4 million over the same period in 2003. The decrease is primarily the result of mortgage payoffs during 2004, the restructuring of two mortgages during 2003 and normal amortization and was partially offset by a new mortgage placed in November 2004.

•
Other investment income totaled $2.3 million, a decrease of $0.6 million over the same period in 2003. The primary reason for the decrease was due to the impact of the sale of our investment in a Baltimore, Maryland asset leased by the United States Postal Service (“USPS”) in 2003.

Operating Expenses

Operating expenses for the year ended December 31, 2004 totaled $28.1 million, a decrease of approximately $4.9 million over the same period in 2003. When excluding nursing home expenses of owned and operated assets in 2003, operating expenses increased $0.6 million, primarily due to restricted stock amortization expense resulting from issuance of restricted stock grants in 2004. This increase was partially offset by reductions in general and administrative and legal costs.

Detailed changes in our operating expenses for the year ended December 31, 2004 are as follows:

•	Our general and administrative expense, excluding legal expenses and restricted stock expense, was $6.2 million, compared to $6.6 million for the same period in 2003.
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

2004 Income (Loss) from Discontinued Operations

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

Funds From Operations

Our funds from operations available to all equity holders, for the year ended December 31, 2004, was a deficit of $21.9 million, a decrease of $46.4 million as compared to $24.5 million for the same period in 2003. Our FFO for the year ended December 31, 2004, was a deficit of $21.9 million, a decrease of $56.9 million as compared to $35.0 million for the same period in 2003.

The following table presents our FFO results reflecting the impact of asset impairment charges (the SECs interpretation) for the years ended December 31, 2004 and 2003:

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

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. FFO for 2004 and 2003 includes depreciation and amortization of $2.3 million and $2.9 million, respectively, related to facilities classified as discontinued operations.

Portfolio Developments, New Investments and Recent Developments

The partial expiration of certain Medicare rate increases has had an adverse impact on the revenues of the operators of nursing home facilities and has negatively impacted some operators’ ability to satisfy their monthly lease or debt payment to us. In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under title 11 of the United States Code, 11 U.S.C. §§ 101-1330, as amended and supplemented, (the “Bankruptcy Code”).

Below is a brief description, by third-party operator, of new investments or operator related transactions that occurred during the year ended December 31, 2005.

New Investments and Re-leasing Activities

CommuniCare Health Services, Inc.

•
On December 16, 2005, we purchased ten SNFs and one ALF located in Ohio totaling 1,610 beds for a total investment of $115.3 million. The facilities were consolidated into a new ten year master lease and leased to affiliates of an existing operator, CommuniCare Health Services, Inc. (“CommuniCare”), with annualized rent increasing by approximately $11.6 million, subject to annual escalators, and two ten year renewal options.

•
On June 28, 2005, we purchased five SNFs located in Ohio (3) and Pennsylvania (2), totaling 911 beds for a total investment, excluding working capital, of approximately $50 million. The SNFs were purchased from an unrelated third party and are now operated by affiliates of CommuniCare, with the five facilities being consolidated into an existing master lease.

Haven Eldercare, LLC

•
On November 9, 2005, we entered into a first mortgage loan in the amount of $61.75 million on six SNFs and one ALF, totaling 878 beds. Four of the facilities are located in Rhode Island, two in New Hampshire and one in Massachusetts. The mortgagor of the facilities is an affiliate of Haven Eldercare, LLC (“Haven”), an existing operator of ours. The term of the mortgage is seven years. The interest rate is 10%, with annual escalators. At the end of the mortgage term, we will have the option to purchase the facilities for $61.75 million less the outstanding mortgage principal balance.

Nexion Health, Inc.

•
On November 1, 2005, we purchased three SNFs in two separate transactions for a total investment of approximately $12.75 million. All three facilities, totaling 400 beds, are located in Texas. The facilities were consolidated into a master lease with a subsidiary of an existing operator, Nexion Health, Inc. The term of the existing master lease was extended to ten years and runs through October 31, 2015, followed by four renewal options of five years each.

Senior Management Services, Inc.

•
Effective June 1, 2005, we purchased two SNFs for a total investment of approximately $9.5 million. Both facilities, totaling 440 beds, are located in Texas. The facilities were consolidated into a master lease with subsidiaries of an existing operator, Senior Management Services, Inc., with annualized rent increasing by approximately $1.1 million, with annual escalators. The term of the existing master lease was extended to ten years and runs through May 31, 2015, followed by two renewal options of ten years each.

Essex Healthcare Corporation

•
On January 13, 2005, we closed on approximately $58 million of net new investments as a result of the exercise by American Health Care Centers (“American”) of a put agreement with us for the purchase of 13 SNFs. The gross purchase price of approximately $79 million was offset by a purchase option of approximately $7 million and approximately $14 million in mortgage loans the Company had outstanding with American and its affiliates. The 13 properties, all located in Ohio, will continue to be leased by Essex Healthcare Corporation. The master lease and related agreements run through October 31, 2010.

Claremont Health Care Holdings, Inc.

•
Effective January 1, 2005, we re-leased one SNF formerly leased to Claremont Health Care Holdings, Inc., located in New Hampshire and representing 68 beds to affiliates of an existing operator, Haven. This facility was added to an existing master lease, which expires on December 31, 2013, followed by two 10-year renewal options.

Assets Held-for-Sale

•
During the three months ended December 31, 2005, a $0.5 million provision for impairment charge was recorded to reduce the carrying value of one facility, currently under contract to be sold in the first quarter of 2006, to its sales price.

•
During the three months ended March 31, 2005, a $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, which were subsequently closed, to their estimated fair value.

Asset Dispositions and Mortgage Payoffs in 2005

Mariner Health Care, Inc.

•
On February 1, 2005, Mariner Health Care, Inc. (“Mariner”) exercised its right to prepay in full the $59.7 million aggregate principal amount owed to us under a promissory note secured by a mortgage with an interest rate of 11.57%, together with the required prepayment premium of 3% of the outstanding principal balance, an amendment fee and all accrued and unpaid interest.

Alterra Healthcare Corporation

•
On December 1, 2005, AHC Properties, Inc., a subsidiary of Alterra Healthcare Corporation exercised its option to purchase six ALFs. We received cash proceeds of approximately $20.5 million, resulting in a gain of approximately $5.6 million.

Alden Management Services, Inc.

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

Other Asset Sales

•	On November 3, 2005, we sold a SNF in Florida for net cash proceeds of approximately $14.1 million, resulting in a gain of approximately $5.8 million.

•	On August 1, 2005, we sold 50.4 acres of undeveloped land, located in Ohio, for net cash proceeds of approximately $1 million. The sale resulted in a gain of approximately $0.7 million.

•
During the three months ended March 31, 2005, we sold three facilities, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6 million, net of closing costs and other expenses.

In accordance with SFAS No. 144, all related revenues and expenses as well as the $8.0 million realized net gain from the above mentioned facility sales are included within discontinued operations in our consolidated statements of operations for their respective time periods.

Liquidity and Capital Resources

At December 31, 2005, we had total assets of $1,015.7 million, stockholders equity of $429.7 million and debt of $566.2 million, representing approximately 56.9% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$566,482	$21,072	$58,850	$960	$485,600
Other long-term liabilities	732	231	462	39	-
Total	$567,214	$21,303	$59,312	$999	$485,600

(1)
The $566.5 million includes $20.7 million of the $100 million aggregate principal amount of 6.95% Senior Notes due 2007 that were authorized for redemption on December 30, 2005 and redeemed in full on January 18, 2006, $58.0 million borrowings under the $200 million credit facility borrowing that matures in March 2008, $310 million aggregate principal amount of 7.0% Senior Notes due 2014 and $175 million aggregate principal amount of 7% Senior Notes due 2016.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

We have a $200 million revolving senior secured credit facility (“Credit Facility”). At December 31, 2005, $58.0 million was outstanding under the Credit Facility and $3.9 million was utilized for the issuance of letters of credit, leaving availability of $138.1 million. On April 26, 2005, we amended our Credit Facility to reduce both LIBOR and Base Rate interest spreads (as defined in the Credit Facility) by 50 basis points for borrowings outstanding. The $58.0 million of outstanding borrowings had a blended interest rate of 7.12% at December 31, 2005.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2005, we were in compliance with all property level and corporate financial covenants.

$100 Million Aggregate Principal Amount of 6.95% Unsecured Notes Tender and Redemption

On December 16, 2005, we initiated a tender offer and consent solicitation for all of our outstanding $100 million aggregate principal amount 6.95% notes due 2007 (the “2007 Notes”). On December 30, 2005, we accepted for purchase 79.3% of the aggregate principal amount of the 2007 Notes outstanding that were tendered. On December 30, 2005, our Board of Directors also authorized the redemption of all outstanding 2007 Notes that were not otherwise tendered. On December 30, 2005, upon our irrevocable funding of the full redemption price for the 2007 Notes and certain other acts required by the Indenture governing the 2007 Notes, the Trustee of the 2007 Notes certified in writing to us (the “Certificate of Satisfaction and Discharge”) that the Indenture was satisfied and discharged as of December 30, 2005, except for certain provisions. In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, we removed 79.3% of the aggregate principal amount of the 2007 Notes, which were tendered in our tender offer and consent solicitation, and the corresponding portion of the funds held in trust by the Trustee to pay the tender price from our balance sheet and recognized $2.8 million of additional interest expense associated with the tender offer. On January 18, 2006, we completed the redemption of the remaining 2007 Notes not otherwise tendered. In connection with the redemption and in accordance with FASB No. 140, we will recognize $0.8 million of additional interest expense in the first quarter of 2006. As of January 18, 2006, none of the 2007 Notes remained outstanding.

$175 Million Aggregate Principal Amount of 7% Unsecured Notes Issuance

On December 30, 2005, we closed on a private offering of $175 million of 7% senior unsecured notes due 2016 (“2016 Notes”) at an issue price of 99.109% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 7.125%), resulting in gross proceeds to us of approximately $173.4 million. The 2016 Notes are unsecured senior obligations to us, which have been guaranteed by our subsidiaries. The 2016 Notes were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 (the “Securities Act”). A portion of the proceeds of this private offering was used to pay the tender price and redemption price of the 2007 Notes. Pursuant to the terms of a registration rights agreement entered into by us in connection with the consummation of the offering, we are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) to offer to exchange registered notes for all of our outstanding unregistered 2016 Notes. The terms of the exchange notes will be identical to the terms of the 2016 Notes, except that the exchange notes will be registered under the Securities Act and therefore freely tradable (subject to certain conditions). The exchange notes will represent our unsecured senior obligations and will be guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. There can be no assurance that we will experience full participation in the exchange offer. In the event all the 2016 Notes are not exchanged in the exchange offer, we will have two classes of 7% senior notes due 2016 outstanding.

$50 Million Aggregate Principal Amount of 7% Unsecured Notes Issuance

On December 2, 2005, we completed a privately placed offering of an additional $50 million aggregate principal amount of 7% senior notes due 2014 (the “2014 Add-on Notes”) at an issue price of 100.25% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 6.95%), resulting in gross proceeds to us of approximately $50.1 million. The terms of the 2014 Add-on Notes offered were substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014 issued in March 2004. The 2014 Add-on Notes were issued through a private placement to qualified institutional buyers under Rule 144A under the Securities Act. After giving effect to the issuance of the $50 million aggregate principal amount of this offering, we had outstanding $310 million aggregate principal amount of 7% senior notes due 2014. Pursuant to the terms of a registration rights agreement entered into by us in connection with the consummation of the offering, we are obligated to file a registration statement with the SEC to offer to exchange registered notes for all of our outstanding unregistered 2014 Add-on Notes. The terms of the exchange notes will be identical to the terms of the 2014 Add-on Notes, except that the exchange notes will be registered under the Securities Act and therefore freely tradable (subject to certain conditions). The exchange notes will represent our unsecured senior obligations and will be guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. There can be no assurance that we will experience full participation in the exchange offer. In the event all the 2014 Add-on Notes are not exchanged in the exchange offer, we will have two classes of 7% senior notes due 2014 outstanding.

5.175 Million Common Stock Offering

On November 21, 2005, we closed an underwritten public offering of 5,175,000 shares of our common stock at $11.80 per share, less underwriting discounts. The sale included 675,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters. We received approximately $58 million in net proceeds from the sale of the shares, after deducting underwriting discounts and before estimated offering expenses.

8.625% Series B Preferred Redemption

On May 2, 2005, we fully redeemed our 8.625% Series B Cumulative Preferred Stock (NYSE:OHI PrB) (“Series B Preferred Stock”). We redeemed the 2.0 million shares of Series B at a price of $25.55104, comprising the $25 liquidation value and accrued dividend. Under FASB-EITF Issue D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the repurchase of the Series B Preferred Stock resulted in a non-cash charge to net income available to common shareholders of approximately $2.0 million reflecting the write-off of the original issuance costs of the Series B Preferred Stock.

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

Common Dividends

On January 17, 2006, the Board of Directors declared a common stock dividend of $0.23 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2006 to common stockholders of record on January 31, 2006.

On October 18, 2005, the Board of Directors declared a common stock dividend of $0.22 per share that was paid November 15, 2005 to common stockholders of record on October 31, 2005.

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

Series D Preferred Dividends

On January 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 15, 2006 to preferred stockholders of record on January 31, 2006. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2005 through January 31, 2006.

On October 18, 2005, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share for its Series D Preferred Stock, that were paid on November 15, 2005 to preferred stockholders of record on October 31, 2005.

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

Series B Preferred Dividends

In March 2005, our Board of Directors authorized the redemption of all outstanding 2.0 million shares of our Series B Preferred Stock. The Series B Preferred Stock was redeemed on May 2, 2005 for $25 per share, plus $0.55104 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.55104 per share.

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

Cash and cash equivalents totaled $3.9 million as of December 31, 2005, a decrease of $8.1 million as compared to the balance at December 31, 2004. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $73.0 million for the year ended December 31, 2005, as compared to $54.4 million for the same period in 2004. The $18.6 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2004 and 2005; (ii) one-time contractual revenue associated with a mortgage note prepayment; and (iii) normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was an outflow of $195.3 million for the year ended December 31, 2005, as compared to an outflow of $106.2 million for the same period in 2004. The increase in outflows of $89.1 million was primarily due to $134 million of incremental acquisitions completed in 2005 versus 2004 partially offset by increased proceeds received from the assets sales in 2005 as compared to 2004.

Financing Activities - Net cash flow from financing activities was an inflow of $114.2 million for the year ended December 31, 2005 as compared to an inflow of $60.9 million for the same period in 2004. The change in financing cash flow was primarily a result of: (i) a public issuance of 5.2 million shares of our common stock at a price of $11.80 per share; (ii) private offerings of a combined $225 million of senior unsecured notes and (iii) net borrowings on the Credit Facility in 2005 of $43 million versus net repayments on the Credit Facility in 2004 of $162.1 million. The financial cash inflows were partially offset by: (i) the redemption of our Series B Preferred Stock; (ii) tender offer and purchase of 79.3% of our 2007 Notes; (iii) funding with the Trustee the remaining 20.7% of our 2007 Notes; and (iv) payments of common and preferred dividend payments.

Effects of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, subsequent to the end of our 2005 first quarter, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year using the modified prospective method. The estimated additional expense to be recorded in 2006 as a result of this adoption is approximately $3 thousand.

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

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2005 was approximately $568.7 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $31 million.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 is included in Note 15 to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of December 31, 2005.

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

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our 2005 financial statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Information Regarding Directors

Directors	Year First Became a Director	Business Experience During Past 5 Years	Term to Expire In

Thomas F. Franke (76)	1992	Mr. Franke is a Director and has served in this capacity since March 31, 1992. Mr. Franke is Chairman and a principal owner of Cambridge Partners, Inc., an owner, developer and manager of multifamily housing in Grand Rapids, Michigan. He is also a principal owner of Laurel Healthcare (a private healthcare firm operating in the United States) and is a principal owner of Abacus Hotels LTD. (a private hotel firm in the United Kingdom). Mr. Franke was a founder and previously a director of Principal Healthcare Finance Limited and Omega Worldwide, Inc.	2006
Bernard J. Korman (74)	1993
Mr. Korman is Chairman of the Board and has served in this capacity since March 8, 2004. He has served as a director since October 19, 1993. Mr. Korman has been Chairman of the Board of Trustees of Philadelphia Health Care Trust, a private healthcare foundation, since December 1995. He was formerly President, Chief Executive Officer and Director of MEDIQ Incorporated (OTC:MDDQP) (health care services) from 1977 to 1995. Mr. Korman is also a director of the following public companies: The New America High Income Fund, Inc. (NYSE:HYB) (financial services), Kramont Realty Trust (NYSE:KRT) (real estate investment trust), and NutraMax Products, Inc. (OTC:NUTP) (consumer health care products). Mr. Korman also previously served as a director of The Pep Boys, Inc. (NYSE:PBY) and served as its Chairman of the Board from May 28, 2003 until his retirement from such board in September 2004. Mr. Korman was previously a director of Omega Worldwide, Inc.
			2006
Harold J. Kloosterman (64)	1992
Mr. Kloosterman is a Director and has served in this capacity since September 1, 1992. Mr. Kloosterman has served as President since 1985 of Cambridge Partners, Inc., a company he formed in 1985. He has been involved in the development and management of commercial, apartment and condominium projects in Grand Rapids and Ann Arbor, Michigan and in the Chicago area. Mr. Kloosterman was formerly a Managing Director of Omega Capital from 1986 to 1992. Mr. Kloosterman has been involved in the acquisition, development and management of commercial and multifamily properties since 1978. He has also been a senior officer of LaSalle Partners, Inc.
			2008
Edward Lowenthal (61)	1995
Mr. Lowenthal is a Director and has served in this capacity since October 17, 1995. From January 1997 to March 2002, Mr. Lowenthal served as President and Chief Executive Officer of Wellsford Real Properties, Inc. (AMEX:WRP) (a real estate merchant bank), and was President of the predecessor of Wellsford Real Properties, Inc. since 1986. Mr. Lowenthal also serves as a director of WRP, REIS, Inc. (a private provider of real estate market information and valuation technology), Ark Restaurants (Nasdaq:ARKR) (a publicly traded owner and operator of restaurants), American Campus Communities (NYSE:ACC) (a public developer, owner and operator of student housing at the university level), Desarrolladora Homex (NYSE: HXM) (a Mexican homebuilder) and serves as a trustee of the Manhattan School of Music.
			2007
C. Taylor Pickett (44)	2002
Mr. Pickett is the Chief Executive Officer of our company and has served in this capacity since June, 2001. Mr. Pickett is also a Director and has served in this capacity since May 30, 2002. Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services. Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.
			2008
Stephen D. Plavin (46)	2000	Mr. Plavin is a Director and has served in this capacity since July 17, 2000. Mr. Plavin has been Chief Operating Officer of Capital Trust, Inc., (NYSE:CT) a New York City-based mortgage real estate investment trust (“REIT”) and investment management company and has served in this capacity since 1998. In this role, Mr. Plavin is responsible for all of the lending, investing and portfolio management activities of Capital Trust, Inc.	2007

43-44

Board of Directors and Committees of the Board

The members of the Board of Directors on the date of this annual report on Form 10-K, and the committees of the Board on which they serve, are identified below.

	Audit	Compensation	Investment	Nominating and Corporate
Director	Committee	Committee	Committee	Governance Committee
Thomas F. Franke		XX		X
Harold J. Kloosterman	X	X	XX	XX
Bernard J. Korman *		X	X	X
Edward Lowenthal	X	X		X
C. Taylor Pickett			X
Stephen D. Plavin	XX	X		X

*	Chairman of the Board
XX	Chairman of the Committee
X	Member

Audit Committee

Each of the members of the Audit Committee is financially literate, as required of audit committee members by the New York Stock Exchange. The Board has determined that Mr. Plavin is qualified to serve as an “audit committee financial expert” as such term is defined in Item 401 (h) of Regulation S-K promulgated by the SEC. The Board made a qualitative assessment of Mr. Plavin’s level of knowledge and experience based on a number of factors, including his formal education and his experience as Chief Operating Officer of Capital Trust, Inc., a New York City-based mortgage REIT and investment management company, where he is responsible for all lending and portfolio management activities. Mr. Plavin holds an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

Compensation Committee Interlocks and Insider Participation

Thomas F. Franke, Harold J. Kloosterman, Bernard J. Korman, Edward Lowenthal and Stephen D. Plavin were members of the Compensation Committee for the year ended December 31, 2005 and during such period, there were no Compensation Committee interlocks or insider participation in compensation decisions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our company common stock to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations require these individuals to give us copies of all Section 16(a) forms they file.

Based solely on our review of forms that were furnished to us and written representations from reporting persons, we believe that the executive officers, directors and more than 10% stockholders complied with all filing requirements related to Section 16(a). In making these statements, we have relied on the representations of the persons involved and on copies of their reports filed with the SEC.

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

Additional information required by this item is incorporated by reference to our company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11 - Executive Compensation

Compensation of Directors

For the year ended December 31, 2005, each non-employee director received a cash payment equal to $20,000 per year, payable in quarterly installments of $5,000. Each non-employee director also received a quarterly grant of shares of common stock equal to the number of shares determined by dividing the sum of $5,000 by the fair market value of the common stock on the date of each quarterly grant, currently set at February 15, May 15, August 15, and November 15. At the director’s option, the quarterly cash payment of director’s fees may be payable in shares of common stock. In addition, each non-employee director was entitled to receive fees equal to $1,500 per meeting for attendance at each regularly scheduled meeting of the Board of Directors. For each teleconference or called special meeting of the Board of Directors, each non-employee director received $1,500 for meeting. The Chairman of the Board received an annual payment of $25,000 for being Chairman and each Committee Chair received an annual payment of $5,000. In addition, we reimbursed the directors for travel expenses incurred in connection with their duties as directors. Employee directors received no compensation for service as directors.

Each non-employee director was awarded options with respect to 10,000 shares at the date the plan was adopted or upon their initial election as a director. Prior to January 1, 2005, each non-employee director was awarded an additional option grant with respect to 1,000 shares on January 1 of each year they served as a director. Effective January 1, 2005, each non-employee director will be awarded restricted stock with respect to 1,000 shares on January 1 of each year they serve as a director. Effective January 1, 2005, the Chairman of the Board will be awarded an additional 2,000 restricted shares on January 1 of each year he serves as Chairman. All grants have been and will be at an exercise price equal to 100% of the fair market value of our common stock on the date of the grant. Non-employee director options and restricted stock vest ratably over a three year period beginning the date of grant

For information regarding Executive Officers of our company, see Item 1 - Business of the Company - Executive Officers of Our Company.

Compensation of Executive Officers

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the compensation for services in all capacities to us of each person who served as chief executive officer during the year ended December 31, 2005 and the four most highly compensated executive officers serving at December 31, 2005.

Long-Term Compensation
		Annual Compensation			Award(s)		Payouts
Name and Principal Position	Year	Salary($)(1)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(2)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

C. Taylor Pickett Chief Executive Officer	2005 2004 2003	495,000 480,000 463,500	555,000 600,000 463,500	— — —	— 1,317,500 (1) —	— — —	— — —	6,300 (5) 6,150 (5) 6,000 (5)

Daniel J. Booth Chief Operating Officer	2005 2004 2003	305,000 295,000 283,250	192,500 221,250 141,625	— — —	— 790,500 (2) —	— —	— —	6,300 (5) 6,150 (5) 6,000 (5)

R. Lee Crabill, Jr. Senior Vice President	2005 2004 2003	237,000 230,000 221,450	118,500 172,500 110,750	— — —	— 606,050 (3) —	— — —	— — —	6,300 (5) 6,150 (5) 6,000 (5)

Robert O. Stephenson Chief Financial Officer	2005 2004 2003	245,000 235,000 221,450	162,500 176,250 110,750	— — —	— 632,400 (4) —	— — —	— — —	6,300 (5) 6,150 (5) 6,000 (5)

___________

(1)	Represents a restricted stock award of 125,000 shares of our common stock to Mr. Pickett on September 10, 2004, with one-third of the shares vesting on January 1, 2005, 2006 and 2007 respectively.

(2)	Represents a restricted stock award of 75,000 shares of our common stock to Mr. Booth on September 10, 2004, with one-third of the shares vesting on January 1, 2005, 2006 and 2007 respectively.

(3)	Represents a restricted stock award of 57,500 shares of our common stock to Mr. Crabill on September 10, 2004, with one-third of the shares vesting on January 1, 2005, 2006 and 2007 respectively.

(4)	Represents a restricted stock award of 60,000 shares of our common stock to Mr. Stephenson on September 10, 2004, with one-third of the shares vesting on January 1, 2005, 2006 and 2007 respectively.

(5)	Consists of our contributions to our 401(k) Profit-Sharing Plan.

Compensation and Employment Agreements

C. Taylor Pickett Employment Agreement

We entered into an employment agreement with C. Taylor Pickett, dated as of September 1, 2004, to be our Chief Executive Officer. The term of the agreement expires on December 31, 2007.

Mr. Pickett’s base salary is $495,000 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 100% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors.

In connection with this employment agreement, we issued Mr. Pickett 125,000 shares of our restricted common stock on September 10, 2004, which vest 331⁄3% on each of January 1, 2005, January 1, 2006, and January 1, 2007, provided Mr. Pickett continues to work for us on the applicable vesting date. Dividends are paid currently on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to shareholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Pickett 125,000 performance restricted stock units on September 10, 2004, which vest upon our attaining $0.30 per share of common stock per fiscal quarter in ‘‘Adjusted Funds from Operations’’ (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents accrue on unvested shares and are paid if the performance restricted stock units vest. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units which have not become vested as of December 31, 2007 are forfeited.

If we terminate Mr. Pickett’s employment without ‘‘cause’’ or if he resigns for ‘‘good reason,’’ he will be entitled to payment of his cash compensation (the sum of his then current annual base salary plus average annual bonus payable based on the three completed fiscal years prior to termination of employment) for a period of three (3) years. ‘‘Cause’’ is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. ‘‘Good reason’’ is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Pickett’s employment to more than 50 miles away without his consent.

Mr. Pickett is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires. Mr. Pickett’s restricted common stock and performance restricted stock units will become fully vested upon the occurrence of Mr. Pickett’s death, disability, termination of employment without cause or resignation for good reason, or a ‘‘change in control’’ (as defined in the agreement). In the event of a change in control, severance and other change in control benefits are grossed up to cover federal excise taxes and taxes on the gross up. If Mr. Pickett dies during the term of the employment agreement, his estate is entitled to a prorated bonus for the year of his death.

Mr. Pickett is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for one year thereafter, Mr. Pickett is obligated not to provide managerial services or management consulting services to a competing business. Competing businesses is defined to include a defined list of competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement or healthcare related real estate. In addition, during the period of employment and for one year thereafter, Mr. Pickett agrees not to solicit clients or customers with whom he had material contact or to solicit our management level or key employees. If the term of the employment agreement expires at December 31, 2007 and as a result no severance is paid, then these provisions also expire at December 31, 2007.

Daniel J. Booth Employment Agreement

We entered into an employment agreement with Daniel J. Booth, dated as of September 1, 2004, to be our Chief Operating Officer. The term of the agreement expires on December 31, 2007.

Mr. Booth’s base salary is $305,000 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 50% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors.

In connection with this employment agreement, we issued Mr. Booth 75,000 shares of our restricted common stock on September 10, 2004, which vest 331⁄3% on each of January 1, 2005, January 1, 2006, and January 1, 2007, provided Mr. Booth continues to work for us on the applicable vesting date. Dividends are paid currently on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to shareholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Booth 75,000 performance restricted stock units on September 10, 2004, which vest upon our attaining $0.30 per share of common stock per fiscal quarter in ‘‘Adjusted Funds from Operations’’ (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units which have not become vested as of December 31, 2007 are forfeited.

If we terminate Mr. Booth’s employment without ‘‘cause’’ or if he resigns for ‘‘good reason,’’ he will be entitled to payment of his cash compensation (the sum of his then current annual base salary plus average annual bonus payable based on the three completed fiscal years prior to termination of employment) for a period of two (2) years. ‘‘Cause’’ is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. ‘‘Good reason’’ is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Booth’s employment to more than 50 miles away without his consent.

Mr. Booth is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires. Mr. Booth’s restricted common stock and performance restricted stock units will become fully vested upon the occurrence of Mr. Booth’s death, disability, termination of employment without cause or resignation for good reason, or a ‘‘change in control’’ (as defined in the agreement). In the event of a change in control, severance and other change in control benefits are grossed up to cover federal excise taxes and taxes on the gross up. If Mr. Booth dies during the term of the employment agreement, his estate is entitled to a prorated bonus for the year of his death.

Mr. Booth is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for one year thereafter, Mr. Booth is obligated not to provide managerial services or management consulting services to a competing business. Competing businesses is defined to include a defined list of competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement or healthcare related real estate. In addition, during the period of employment and for one year thereafter, Mr. Booth agrees not to solicit clients or customers with whom he had material contact or to solicit our management level or key employees. If the term of the employment agreement expires at December 31, 2007 and as a result no severance is paid, then these provisions also expire at December 31, 2007.

Robert O. Stephenson Employment Agreement

We entered into an employment agreement with Robert O. Stephenson, dated as of September 1, 2004, to be our Chief Financial Officer. The term of the agreement expires on December 31, 2007.

Mr. Stephenson’s base salary is $245,000 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 50% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors.

In connection with this employment agreement, we issued Mr. Stephenson 60,000 shares of our restricted common stock on September 10, 2004, which vest 331⁄3% on each of January 1, 2005, January 1, 2006, and January 1, 2007, provided Mr. Stephenson continues to work for us on the applicable vesting date. Dividends are paid currently on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to shareholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Stephenson 60,000 performance restricted stock units on September 10, 2004, which vest upon our attaining $0.30 per share of common stock per fiscal quarter in ‘‘Adjusted Funds from Operation’’ (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units which have not become vested as of December 31, 2007 are forfeited.

If we terminate Mr. Stephenson’s employment without ‘‘cause’’ or if he resigns for ‘‘good reason,’’ he will be entitled to payment of his cash compensation (the sum of his then current annual base salary plus average annual bonus payable based on the three completed fiscal years prior to termination of employment) for a period of one and one half (1.5) years. ‘‘Cause’’ is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. ‘‘Good reason’’ is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Stephenson’s employment to more than 50 miles away without his consent. Mr. Stephenson is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires. Mr. Stephenson’s restricted common stock and performance restricted stock units will become fully vested upon the occurrence of Mr. Stephenson’s death, disability, termination of employment without cause or resignation for good reason, or a ‘‘change in control’’ (as defined in the agreement). In the event of a change in control, severance and other change in control benefits are grossed up to cover federal excise taxes and taxes on the gross up. If Mr. Stephenson dies during the term of the employment agreement, his estate is entitled to a prorated bonus for the year of his death.

Mr. Stephenson is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for one year thereafter, Mr. Stephenson is obligated not to provide managerial services or management consulting services to a competing business. Competing businesses is defined to include a defined list of competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement or healthcare related real estate. In addition, during the period of employment and for one year thereafter, Mr. Stephenson agrees not to solicit clients or customers with whom he had material contact or to solicit our management level or key employees. If the term of the employment agreement expires at December 31, 2007 and as a result no severance is paid, then these provisions also expire at December 31, 2007.

R. Lee Crabill, Jr. Employment Agreement

We entered into an employment agreement with R. Lee Crabill, dated as of September 1, 2004, to be our Senior Vice President of Operations. The term of the agreement expires on December 31, 2007.

Mr. Crabill’s base salary is $237,000 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 50% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors.

In connection with this employment agreement, we issued Mr. Crabill 57,500 shares of our restricted common stock on September 10, 2004, which vest 331⁄3% on each of January 1, 2005, January 1, 2006, and January 1, 2007, provided Mr. Crabill continues to work for us on the applicable vesting date. Dividends are paid currently on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to shareholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Crabill 57,500 performance restricted stock units on September 10, 2004, which vest upon our attaining $0.30 per share of common stock per fiscal quarter in ‘‘Adjusted Funds from Operations’’ (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units which have not become vested as of December 31, 2007 are forfeited.

If we terminate Mr. Crabill’s employment without ‘‘cause’’ or if he resigns for ‘‘good reason,’’ he will be entitled to payment of his cash compensation (the sum of his then current annual base salary plus average annual bonus payable based on the three completed fiscal years prior to termination of employment) for a period of one and one half (1.5) years. ‘‘Cause’’ is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. ‘‘Good reason’’ is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Crabill’s employment to more than 50 miles away without his consent. Mr. Crabill is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires. Mr. Crabill’s restricted common stock and performance restricted stock units will become fully vested upon the occurrence of Mr. Crabill’s death, disability, termination of employment without cause or resignation for good reason, or a ‘‘change in control’’ (as defined in the agreement). In the event of a change in control, severance and other change in control benefits are grossed up to cover federal excise taxes and taxes on the gross up. If Mr. Crabill dies during the term of the employment agreement, his estate is entitled to a prorated bonus for the year of his death.

Mr. Crabill is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for one year thereafter, Mr. Crabill is obligated not to provide managerial services or management consulting services to a competing business. Competing businesses is defined to include a defined list of competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement or healthcare related real estate. In addition, during the period of employment and for one year thereafter, Mr. Crabill agrees not to solicit clients or customers with whom he had material contact or to solicit our management level or key employees. If the term of the employment agreement expires at December 31, 2007 and as a result no severance is paid, then these provisions also expire at December 31, 2007.

Option Grants/SAR Grants

There were no options or stock appreciation rights (“SARs”) granted to the named executive officers during 2005.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarizes options and SARs exercised during 2005 and presents the value of unexercised options and SARs held by the named executive officers at December 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs at Fiscal Year-End (#) Unexercisable (U) Exercisable (E)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Unexercisable (U) Exercisable (E)

C. Taylor Pickett	227,700	$2,132,285	- (U)	$- (U)
			- (E)	$- (E)

Daniel J. Booth	-	-	33,334(U)	$310,837(U)
			58,333(E)	$539,701(E)

R. Lee Crabill, Jr.	50,834	$ 548,362	- (U)	$- (U)
			- (E)	$- (E)

Robert O. Stephenson	23,438	$ 211,959	36,231(U)	$346,547(U)
			44,043(E)	$418,065(E)

Long-Term Incentive Plan

       For the period from August 14, 1992, the date of commencement of our operations, through December 31, 2005, we have had no long-term incentive plans.

Defined Benefit or Actuarial Plan

For the period from August 14, 1992, the date of commencement of our operations, through December 31, 2005, we have had no pension plans.

Additional information required by this item is incorporated by reference to our company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Compensation Committee Interlocks and Insider Participation

        For a discussion of compensation committee interlocks and insider participation, see Item 10 above.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information regarding beneficial ownership of our capital stock as of January 31, 2006 for:

•	each of our directors and the named executive officers appearing in the table under "Executive Compensation —Compensation of Executive Officers;" and

•	all persons known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable. The business address of the directors and executive officers is 9690 Deereco Road, Suite 100, Timonium, Maryland 21093.

	Common Stock			Series D Preferred
Beneficial Owner	Number of Shares		Percent of Class(1)	Number of Shares	Percent of Class(11)

C. Taylor Pickett	478,428		0.8%	—	—
Daniel J. Booth	157,487		0.3%	—	—
R. Lee Crabill, Jr.	81,605		0.1%	—	—
Robert O. Stephenson	194,251		0.3%	—	—
Thomas F. Franke	79,840	(2) (3)	0.1%	—	—
Harold J. Kloosterman	91,412	(4) (5)	0.2%	—	—
Bernard J. Korman	558,786	(6)	1.0%	—	—
Edward Lowenthal	37,332	(7)(8)	*	—	—
Stephen D. Plavin	29,559	(9)	*	—	—
Directors and executive officers as a group (9 persons)	1,708,700	(10)	3.0%	—	—
5% Beneficial Owners:

K.G. Redding & Associates, LLC	3,400,536	(12)
Clarion CRA Securities, LP	3,300,455	(13)
___________ * Less than 0.10%

(1)	Based on 57,302,212 shares of our common stock outstanding as of January 31, 2006.

(2)	Includes 47,141 shares owned by a family limited liability company (Franke Family LLC) of which Mr. Franke is a member.

(3)	Includes stock options that are exercisable within 60 days to acquire 4,334 shares.

(4)	Includes shares owned jointly by Mr. Kloosterman and his wife, and 13,269 shares held solely in Mr. Kloosterman's wife’s name.

(5)	Includes stock options that are exercisable within 60 days to acquire 8,666 shares.

(6)	Includes stock options that are exercisable within 60 days to acquire 6,667 shares.

(7)	Includes 1,400 shares owned by his wife through an IRA plan.

(8)	Includes stock options that are exercisable within 60 days to acquire 7,001 shares.

(9)	Includes stock options that are exercisable within 60 days to acquire 13,666 shares.

(10)	Includes stock options that are exercisable within 60 days to acquire 40,334 shares

(11)	Based on 4,739,500 shares of Series D preferred stock outstanding at January 31, 2006.

(12)
Based on a Schedule 13G filed by K.G. Redding & Associates, LLC on January 17, 2006. K.G. Redding & Associates, LLC is located at One North Wacker Drive, Suite 4343, Chicago, IL 60606-2841. Includes 1,386,530 shares of common stock which K.G. Redding & Associates has sole voting power or power to direct the vote.

(13)
Based on a Schedule 13G filed by Clarion CRA Securities, LP on March 2, 2005. Clarion CRA Securities is located at 259 N. Radnor Chester Road, Suite 205 Radnor, PA 19087. Includes 3,184,870 shares of common stock Clarion CRA Securities, LP has sole voting power or power to direct the vote.

Additional information required by this item is incorporated by reference to our company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions

None.

Item 14 - Principal Accounting Fees and Services

Relationship with Independent Auditors

Independent Auditors

Ernst & Young LLP audited our financial statements for each of the years ended December 31, 2003, 2004 and 2005.

Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our company’s annual financial statements for the fiscal years 2004 and 2005 and fees billed for other services rendered by Ernst & Young LLP during those periods, all of which were pre-approved by the Audit Committee.

Year Ended December 31,	2004	2005

Audit Fees	$804,000	$629,000
Audit-Related Fees	—	—
Tax Fees	7,000	—
All Other Fees	—	6,000
Total	$811,000	$635,000

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered to our company for the audit of our company’s annual financial statements for fiscal years 2004 and 2005, the reviews of the financial statements included in our company’s Forms 10-Q for fiscal years 2004 and 2005, and services relating to securities and other filings with the SEC, including comfort letters and consents, were approximately $804,000 and $629,000, respectively. For fiscal years ended 2004 and 2005, audit fees include $417,000 and $162,000 of respective fees for the services relating to securities and other filings with the SEC.  The aggregate fees billed by Ernst & Young LLP for professional services rendered to our company for the audit of the effectiveness of our company’s internal control over financial reporting related to Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal years 2004 and 2005, were approximately $104,000 and $121,000, respectively.

Audit Related Fees

Ernst & Young LLP was not engaged to perform services for our company relating to employee benefit audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, or consultation concerning financial accounting and reporting standards for fiscal years 2004 and 2005.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for professional services to our company relating to tax compliance, tax planning and tax advice taken as a whole were approximately $7,000 and $0 for fiscal years 2004 and 2005, respectively. Tax compliance, planning and advice includes fees billed for professional services related to federal and state tax compliance, including qualification and maintenance of our status as a real estate investment trust, and assistance related to the impact of acquisitions and divestitures on tax return preparation.

All Other Fees

The aggregate fees billed by Ernst & Young LLP for professional services to our company rendered other than as stated under the captions “Audit Fees,”“Audit-Related Fees” and “Tax Fees” above for fiscal years 2004 and 2005 were approximately $0 and $6,000, respectively.

Determination of Auditor Independence

The Audit Committee considered the provision of non-audit services by our principal accountants and has determined that the provision of such services was consistent with maintaining the independence of Ernst & Young LLP.

Audit Committee’s Pre-Approval Policies

The Audit Committee’s current practice is to pre-approve all audit services and all permitted non-audit services to be provided to our company by our independent auditor; provided, however pre-approval requirements for non-audit services are not required if all such services: (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

Additional information required by this item is incorporated by reference to our company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III - Real Estate and Accumulated Depreciation	F-34
Schedule IV - Mortgage Loans on Real Estate	F-35

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

(a)(3) Listing of Exhibits — See Index to Exhibits beginning on Page I-1 of this report.

(b) Exhibits — See Index to Exhibits beginning on Page I-1 of this report.

        (c) Financial Statement Schedules — The following consolidated financial statement schedules are included herein:

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Omega’s management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment management believes that, as of December 31, 2005, Omega’s internal control over financial reporting is effective based on those criteria.

Omega's independent auditors have issued an audit report on our assessment of the company's internal control over financial reporting. This report appears on page F-3 of our Annual Report on Form 10-K attached hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 17, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Omega Healthcare Investors, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Omega Healthcare Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Omega Healthcare Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 17, 2006

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2005	2004

ASSETS
Real estate properties
Land and buildings at cost	$996,127	$808,574
Less accumulated depreciation	(157,255)	(153,379)
Real estate properties - net	838,872	655,195
Mortgage notes receivable - net	104,522	118,058
	943,394	773,253
Other investments - net	23,490	29,699
	966,884	802,952
Assets held for sale - net	1,243	—
Total investments	968,127	802,952

Cash and cash equivalents	3,948	12,083
Accounts receivable	5,885	5,582
Other assets	37,769	12,733
Operating assets for owned properties	—	213
Total assets	$1,015,729	$833,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$58,000	$15,000
Unsecured borrowings - net	505,429	361,338
Other long-term borrowings	2,800	3,170
Accrued expenses and other liabilities	19,563	21,067
Operating liabilities for owned properties	256	508
Total liabilities	586,048	401,083

Stockholders’ equity:
Preferred stock issued and outstanding - 2,000 shares Class B with an aggregate liquidation preference of $50,000	—	50,000
Preferred stock issued and outstanding - 4,740 shares Class D with an aggregate liquidation preference of $118,488	118,488	118,488
Common stock $.10 par value authorized - 100,000 shares: Issued and outstanding - 56,872 shares in 2005 and 50,824 shares in 2004	5,687	5,082
Additional paid-in-capital	657,920	592,698
Cumulative net earnings	227,701	191,013
Cumulative dividends paid	(536,041)	(480,292)
Cumulative dividends - redemption	(43,067)	(41,054)
Unamortized restricted stock awards	(1,167)	(2,231)
Accumulated other comprehensive income (loss)	160	(1,224)
Total stockholders’ equity	429,681	432,480
Total liabilities and stockholders’ equity	$1,015,729	$833,563

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues
Rental income	$92,387	$68,338	$57,654
Mortgage interest income	6,527	13,266	14,656
Other investment income - net	2,439	2,319	2,922
Miscellaneous	4,459	831	1,048
Nursing home revenues of owned and operated assets	-	-	4,395
Total operating revenues	105,812	84,754	80,675
Expenses
Depreciation and amortization	24,175	19,214	18,500
General and administrative	8,587	8,841	8,858
Provision for impairment on real estate properties	5,454	-	74
Provisions for uncollectible mortgages, notes and accounts receivable	83	-	-
Leasehold expiration expense	1,050	-	-
Nursing home expenses of owned and operated assets	-	-	5,493
Total operating expenses	39,349	28,055	32,925

Income before other income and expense	66,463	56,699	47,750
Other income (expense):
Interest and other investment income	220	122	182
Interest expense	(29,900)	(23,050)	(18,495)
Interest - amortization of deferred financing costs	(2,121)	(1,852)	(2,307)
Interest - refinancing costs	(2,750)	(19,106)	(2,586)
Provisions for impairment on equity securities	(3,360)	-	-
Litigation settlements and professional liability claims	1,599	(3,000)	2,187
Adjustment of derivative to fair value	-	256	-
Total other expense	(36,312)	(46,630)	(21,019)

Income before gain on assets sold	30,151	10,069	26,731
Gain from assets sold - net	-	-	665
Income from continuing operations	30,151	10,069	27,396
Income (loss) from discontinued operations	6,537	6,669	(4,366)
Net income	36,688	16,738	23,030
Preferred stock dividends	(11,385)	(15,807)	(20,115)
Preferred stock conversion and redemption charges	(2,013)	(41,054)	-
Net income (loss) available to common	$23,290	$(40,123)	$2,915

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.32	$(1.03)	$0.20
Net income (loss)	$0.45	$(0.88)	$0.08
Diluted:
Income (loss) from continuing operations	$0.32	$(1.03)	$0.19
Net income (loss)	$0.45	$(0.88)	$0.08

Dividends declared and paid per common share	$0.85	$0.72	$0.15

Weighted-average shares outstanding, basic	51,738	45,472	37,189
Weighted-average shares outstanding, diluted	52,059	45,472	38,154

Components of other comprehensive income:
Net income	$36,688	$16,738	$23,030
Unrealized gain (loss) on investments and hedging contracts - net	1,384	3,231	(1,573)
Total comprehensive income	$38,072	$19,969	$21,457

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Preferred Stock	Cumulative Net Earnings

Balance at December 31, 2002 (37,141 common shares)	$3,714	$481,052	$212,342	$151,245
Issuance of common stock:
Release of restricted stock and amortization of deferred stock compensation	—	—	—	—
Dividend reinvestment plan (6 shares)	1	41	—	—
Exercised options (121 shares at an average exercise price of $2.373 per share)	12	275	—	—
Grant of stock as payment of directors fees (23 shares at an average of $4.373 per share)	2	99	—	—
Net income for 2003	—	—	—	23,030
Common dividends paid ($0.15 per share).	—	—	—	—
Preferred dividends paid (Series A of $6.359 per share, Series B of $5.930 per share and Series C of $2.50 per share)	—	—	—	—
Unrealized loss on interest rate cap	—	—	—	—

Balance at December 31, 2003 (37,291 common shares)	3,729	481,467	212,342	174,275
Issuance of common stock:
Grant of restricted stock (318 shares at $10.54 per share)	—	3,346	—	—
Amortization of restricted stock	—	—	—	—
Dividend reinvestment plan (16 shares at $9.84 per share)	2	157	—	—
Exercised options (1,190 shares at an average exercise price of $2.775 per share)	119	(403)	—	—
Grant of stock as payment of directors fees (10 shares at an average of $10.3142 per share)	1	101	—	—
Equity offerings (2,718 shares at $9.85 per share)	272	23,098	—	—
Equity offerings (4,025 shares at $11.96 per share)	403	45,437	—	—
Net income for 2004	—	—	—	16,738
Purchase of Explorer common stock (11,200 shares)	(1,120)	(101,025)	—	—
Common dividends paid ($0.72 per share)	—	—	—	—
Issuance of Series D preferred stock (4,740 shares)	—	(3,700)	118,488	—
Series A preferred redemptions	—	2,311	(57,500)	—
Series C preferred stock conversions	1,676	103,166	(104,842)	—
Series C preferred stock redemptions	—	38,743	—	—
Preferred dividends paid (Series A of $1.156 per share, Series B of $2.156 per share and Series D of $1.518 per share)	—	—	—	—
Realized loss on sale of interest rate cap	—	—	—	—
Unrealized loss on investments	—	—	—	—

Balance at December 31, 2004 (50,824 common shares)	5,082	592,698	168,488	191,013
Issuance of common stock:
Grant of restricted stock (7 shares at $11.03 per share)	—	77	—	—
Amortization of restricted stock	—	—	—	—
Vesting of restricted stock (grants 66 shares)	7	(521)	—	—
Dividend reinvestment plan (573 shares at $12.138 per share)	57	6,890	—	—
Exercised options (218 shares at an average exercise price of $2.837 per share)	22	(546)	—	—
Grant of stock as payment of directors fees (9 shares at an average of $11.735 per share)	1	99	—	—
Equity offerings (5,175 shares at $11.80 per share)	518	57,223	—	—
Net income for 2005	—	—	—	36,688
Common dividends paid ($0.85 per share)	—	—	—	—
Series B preferred redemptions	—	2,000	(50,000)	—
Preferred dividends paid (Series B of $1.090 per share and Series D of $2.0938 per share)	—	—	—	—
Reclassification for realized loss on investments	—	—	—	—
Unrealized loss on investments	—	—	—	—

Balance at December 31, 2005 (56,872 common shares)	$5,687	$657,920	$118,488	$227,701
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(in thousands, except per share amounts)
	Cumulative Dividends	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2002 (37,141 common shares)	$(365,654)	$(116)	$(2,882)	$479,701
Issuance of common stock:
Release of restricted stock and amortization of deferred stock compensation	—	116	—	116
Dividend reinvestment plan (6 shares)	—	—	—	42
Exercised options (121shares at an average exercise price of $2.373 per share)	—	—	—	287
Grant of stock as payment of directors fees (23 shares at an average of $4.373 per share)	—	—	—	101
Net income for 2003	—	—	—	23,030
Common dividends paid ($0.15 per share).	(5,582)	—	—	(5,582)
Preferred dividends paid (Series A of $6.359 per share, Series B of $5.930 per share and Series C of $2.50 per share)	(59,887)	—	—	(59,887)
Unrealized loss on interest rate cap	—	—	(1,573)	(1,573)

Balance at December 31, 2003 (37,291 common shares)	(431,123)	—	(4,455)	436,235
Issuance of common stock:
Grant of restricted stock (318 shares at $10.54 per share)	—	(3,346)	—	—
Amortization of restricted stock	—	1,115	—	1,115
Dividend reinvestment plan (16 shares)	—	—	—	159
Exercised options (1,190 shares at an average exercise price of $2.775 per share)	—	—	—	(284)
Grant of stock as payment of directors fees (10 shares at an average of $10.3142 per share)	—	—	—	102
Equity offerings (2,718 shares)	—	—	—	23,370
Equity offerings (4,025 shares)	—	—	—	45,840
Net income for 2004	—	—	—	16,738
Purchase of Explorer common stock (11,200 shares).	—	—	—	(102,145)
Common dividends paid ($0.72 per share).	(32,151)	—	—	(32,151)
Issuance of Series D preferred stock (4,740 shares)	—	—	—	114,788
Series A preferred stock redemptions	(2,311)	—	—	(57,500)
Series C preferred stock conversions	—	—	—	—
Series C preferred stock redemptions	(38,743)	—	—	—
Preferred dividends paid (Series A of $1.156 per share, Series B of $2.156 per share and Series D of $1.518 per share)	(17,018)	—	—	(17,018)
Realized loss on sale of interest rate cap	—	—	6,014	6,014
Unrealized loss on investments	—	—	(2,783)	(2,783)

Balance at December 31, 2004 (50,824 common shares)	(521,346)	(2,231)	(1,224)	432,480
Issuance of common stock:
Grant of restricted stock (7 shares at $11.03 per share)	—	(77)	—	—
Amortization of restricted stock	—	1,141	—	1,141
Vesting of restricted stock (grants 66 shares)	—	—	—	(514)
Dividend reinvestment plan (573 shares at $12.138 per share)	—	—	—	6,947
Exercised options (218 shares at an average exercise price of $2.837 per share)	—	—	—	(524)
Grant of stock as payment of directors fees (9 shares at an average of $11.735 per share)	—	—	—	100
Equity offerings (5,175 shares at $11.80 per share)	—	—	—	57,741
Net income for 2005	—	—	—	36,688
Common dividends paid ($0.85 per share)	(43,645)	—	—	(43,645)
Series B preferred redemptions	(2,013)	—	—	(50,013)
Preferred dividends paid (Series B of $1.090 per share and Series D of $2.0938 per share)	(12,104)	—	—	(12,104)
Reclassification for realized loss on investments	—	—	3,360	3,360
Unrealized loss on investments	—	—	(1,976)	(1,976)

Balance at December 31, 2005 (56,872 common shares)	$(579,108)	$(1,167)	$160	$429,681
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2005	2004	2003
Cash flow from operating activities
Net income	$36,688	$16,738	$23,030
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	25,277	21,551	21,426
Provisions for impairment (including amounts in discontinued operations)	9,617	—	8,894
Provisions for uncollectible mortgages, notes and accounts receivable	83	—	—
Provision for impairment on equity securities	3,360	—	—
Refinancing costs	2,750	19,106	2,586
Amortization for deferred finance costs	2,121	1,852	2,307
(Gain) loss on assets sold - net	(7,969)	(3,358)	148
Restricted stock amortization expense	1,141	1,115	—
Adjustment of derivatives to fair value	—	(256)	—
Other	(1,521)	(55)	(45)
Net change in accounts receivable	(303)	(2,990)	174
Net change in other assets	4,075	(72)	303
Net change in operating assets and liabilities	(2,362)	731	(2,370)
Net cash provided by operating activities	72,957	54,362	56,453

Cash flow from investing activities
Acquisition of real estate	(248,704)	(114,214)	—
Placement of mortgage loans	(61,750)	(6,500)	—
Proceeds from sale of stock	—	480	—
Proceeds from sale of real estate investments	60,513	5,672	12,911
Capital improvements and funding of other investments	(3,821)	(5,606)	(1,504)
Proceeds from other investments and assets held for sale - net	6,393	9,145	23,815
Investments in other investments- net	(9,574)	(3,430)	(7,736)
Collection of mortgage principal	61,602	8,226	3,624
Net cash (used in) provided by investing activities	(195,341)	(106,227)	31,110

Cash flow from financing activities
Proceeds from credit line borrowings	387,800	157,700	260,977
Payments of credit line borrowings	(344,800)	(319,774)	(260,903)
Payment of re-financing related costs	(2,491)	(6,378)	—
Proceeds from long-term borrowings	223,566	261,350	—
Payments of long-term borrowings	(79,688)	(350)	(25,942)
Payment to Trustee to redeem long-term borrowings	(22,670)	—	—
Proceeds from sale of interest rate cap	—	3,460	—
Receipts from Dividend Reinvestment Plan and directors fees	6,947	262	42
Payments for exercised options - net	(1,038)	(387)	287
Dividends paid	(55,749)	(49,169)	(65,469)
Redemption of preferred stock	(50,013)	(57,500)	—
Proceeds from preferred stock offering	—	12,643	—
Proceeds from common stock offering	57,741	69,210	—
Deferred financing costs paid	(5,327)	(10,213)	(7,801)
Other	(29)	—	—
Net cash provided by (used in) financing activities	114,249	60,854	(98,809)

(Decrease) increase in cash and cash equivalents	(8,135)	8,989	(11,246)
Cash and cash equivalents at beginning of year	12,083	3,094	14,340
Cash and cash equivalents at end of year	$3,948	$12,083	$3,094
Interest paid during the year	$31,354	$19,150	$18,101
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”). From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care nursing homes, assisted living facilities and rehabilitation hospitals. At December 31, 2005, we have investments in 227 healthcare facilities located throughout the United States.

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

In prior years, we had a reportable segment relating to our portfolio of owned and operated facilities that we acquired as a result of certain foreclosure proceedings. However, owned and operated facilities are not our core business, and thus we divested all of our owned and operated facilities. As of January 1, 2004, the divestment process had been sufficiently implemented such that our holdings of owned and operated facilities were immaterial and thus no longer constituted a separate reportable segment. As of December 31, 2004, we had no owned and operated facilities. In addition, we previously reported a segment entitled "Corporate and Other" however, all of the items classified thereunder are properly allocable to core operations and, as result, do not currently constitute a separate reportable segment.

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

Real Estate Investments and Depreciation

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. All costs of significant improvements, renovations and replacements are capitalized. In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement. Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings and improvements and three to 10 years for furniture, fixtures and equipment. Leasehold interests are amortized over the shorter of useful life or term of the lease, with lives ranging from four to seven years.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold. To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Asset Impairment

Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be permanently less than the carrying values of the assets. An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

For the years ended December 31, 2005, 2004, and 2003 we recognized impairment losses of $9.6 million, $0.0 million and $8.9 million, respectively, including amounts classified within discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes these indicators are permanent, then the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. We recorded loan impairments of $0.1 million, $0.0 million and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Accounts Receivable

Accounts receivable consists primarily of lease and mortgage interest payments. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items. On a monthly basis, we review the contractual payment versus actual cash payment received and the contractual payment due date versus actual receipt date. When management identifies delinquencies, a judgment is made as to the amount of provision, if any, that is needed. No allowances were recorded for the years ended December 31, 2005, 2004 and 2003.

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

At December 31, 2005, we had one marketable security (i.e., shares of a publicly traded company; see Note 5 - Other Investments). In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,, during the year ended December 31, 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. (“Sun”) common stock to its then current fair market value.

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings which approximate the effective interest method. Amortization of financing costs totaling $2.1 million, $1.9 million and $2.3 million in 2005, 2004 and 2003, respectively, is classified as “interest - amortization of deferred financing costs” in our audited consolidated statements of operations. When financings are terminated, unamortized amounts paid, as well as, charges incurred for the termination, are expensed at the time the termination is made.  Gains and losses from the extinguishment of debt are presented as interest expense within income from continuing operations in the accompanying consolidated financial statements.

Revenue Recognition

Rental income is recognized as earned over the terms of the related master leases. Such income generally includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index (“CPI”)) as defined in the master leases. Certain master leases contain provisions relating to increases in rental payments over the term of the leases. Rental income, under these leases, is recognized over the term of the lease on a straight-line basis. Recognition of rental income commences when control of the facility has been given to the tenant. Mortgage interest income is recognized as earned over the terms of the related mortgage notes.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Owned and Operated Assets

If real estate is acquired and operated pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and recorded at the lower of cost or fair value.

Assets Held for Sale and Discontinued Operations

When a formal plan to sell real estate is adopted the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets sold or designated as held for sale are reported as discontinued operations in our financial statements for all periods presented. We had three assets held for sale as of December 31, 2005 with a combined net book value of $1.2 million. We held no assets that qualified as held for sale as of December 31, 2004.

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

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options, restricted stock and the conversion of our Series C preferred stock.

Federal and State Income Taxes

As a qualified REIT, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. To the extent that we have foreclosure income from our owned and operated assets, we will incur federal tax at a rate of 35%. To date, our owned and operated assets have generated losses, and therefore, no provision for federal income tax is necessary. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had a net operating loss carry-forward as of December 31, 2005 of $14.4 million. This loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

Stock-Based Compensation

Our company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires certain disclosures related to our stock-based compensation arrangements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to our stock-based compensation.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss) to common stockholders	$23,290	$(40,123)	$2,915
Add: Stock-based compensation expense included in net income (loss) to common stockholders	1,141	1,115	—
	24,431	(39,008)	2,915
Less: Stock-based compensation expense determined under the fair value based method for all awards	1,319	1,365	79
Pro forma net income (loss) to common stockholders	$23,112	$(40,373)	$2,836

Earnings per share:
Basic, as reported	$0.45	$(0.88)	$0.08
Basic, pro forma	$0.45	$(0.89)	$0.08
Diluted, as reported	$0.45	$(0.88)	$0.08
Diluted, pro forma	$0.44	$(0.89)	$0.07

No stock options were issued during 2005.  For options issued during 2004 and prior years, fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions.

Significant Weighted-Average Assumptions:
Risk-free Interest Rate at time of Grant	2.50%
Expected Stock Price Volatility	3.00%
Expected Option Life in Years (a)	4
Expected Dividend Payout	5.00%
(a) Expected life is based on contractual expiration dates

Effects of Recently Issued Accounting Standards

    In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of  SFAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of CashFlows. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will adopt FAS No. 123R at the beginning of our 2006 fiscal year using the modified prospective method. The estimated additional expense to be recorded in 2006 as a result of this adoption is $3 thousand.

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

Reclassifications

Certain reclassifications have been made in the 2004 and 2003 financial statements to conform to the 2005 presentation.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 193 long-term care facilities and two rehabilitation hospitals at December 31, 2005, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are subject to annual increases based upon increases in CPI. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:
	December 31,
	2005	2004
	(in thousands)
Buildings	$944,206	$768,433
Land	51,921	40,141
	996,127	808,574
Less accumulated depreciation	(157,255)	(153,379)
Total	$838,872	$655,195

The future minimum estimated rentals for the remainder of the initial terms of the leases are as follows:

(in thousands)
2006	$106,573
2007	106,050
2008	105,548
2009	104,343
2010	98,807
Thereafter	280,004
$801,325

Below is a summary of the significant lease transactions that occurred in 2005.

CommuniCare Health Services, Inc.

•
On December 16, 2005, we purchased ten SNFs and one ALF located in Ohio totaling 1,610 beds for a total investment of $115.3 million. The facilities were consolidated into a new ten year master lease and leased to affiliates of an existing operator, CommuniCare Health Services, Inc. (“CommuniCare”), with annualized rent increasing by approximately $11.6 million, subject to annual escalators, and two ten year renewal options.

•
On June 28, 2005, we purchased five SNFs located in Ohio (3) and Pennsylvania (2), totaling 911 beds for a total investment, excluding working capital, of approximately $50 million. The SNFs were purchased from an unrelated third party and are now operated by affiliates of CommuniCare, with the five facilities being consolidated into an existing master lease.

Nexion Health, Inc.

On November 1, 2005, we purchased three SNFs in two separate transactions for a total investment of approximately $12.75 million. All three facilities, totaling 400 beds, are located in Texas. The facilities were consolidated into a master lease with a subsidiary of an existing operator, Nexion Health, Inc. The term of the existing master lease was extended to ten years and runs through October 31, 2015, followed by four renewal options of five years each.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Senior Management Services, Inc.

Effective June 1, 2005, we purchased two SNFs for a total investment of approximately $9.5 million. Both facilities, totaling 440 beds, are located in Texas. The facilities were consolidated into a master lease with subsidiaries of an existing operator, Senior Management Services, Inc., with annualized rent increasing by approximately $1.1 million, with annual escalators. The term of the existing master lease was extended to ten years and runs through May 31, 2015, followed by two renewal options of ten years each.

Essex Healthcare Corporation

On January 13, 2005, we closed on approximately $58 million of net new investments with American Health Care Centers (“American”) for the purchase of 13 SNFs. The gross purchase price of approximately $79 million was offset by a purchase option of approximately $7 million and approximately $14 million in mortgage loans the Company had outstanding with American and its affiliates. The 13 properties, all located in Ohio, will continue to be leased by Essex Healthcare Corporation. The master lease and related agreements run through October 31, 2010.  The mortgage loans of $14 million settled in connection with this acquisition and the application of the $7 million purchase option represent non-cash financing sources for the acquisition.

Claremont Health Care Holdings, Inc.

Effective January 1, 2005, we re-leased one SNF formerly leased to Claremont Health Care Holdings, Inc., located in New Hampshire and representing 68 beds to affiliates of an existing operator, Haven Eldercare, LLC (“Haven”). This facility was added to an existing master lease, which expires on December 31, 2013, followed by two 10-year renewal options.

Acquisitions

The table below summarizes the acquisitions completed during the years ended December 31, 2005 and 2004. The purchase price includes estimated transaction costs.  The amount allocated to land and buildings was $14.9 million and $251.6 million, respectively, for the 2005 acquisitions and $6.3 million and $109.3 million, respectively, for the 2004 acquisitions.

2005 Acquisitions
100% Interest Acquired	Acquisition Date	Purchase Price ($000’s)

Thirteen facilities in OH	January 13, 2005	$79,300
Two facilities in TX	June 1, 2005	9,500
Five facilities in PA and OH	June 28, 2005	49,600
Three facilities in TX	November 1, 2005	12,800
Eleven facilities in OH	December 16, 2005	115,300

2004 Acquisitions
100% Interest Acquired	Acquisition Date	Purchase Price ($000’s	)

Three facilities (2 in VT, 1 in CT)	April 1, 2004	$26,000
Two facilities in TX	April 30, 2004	9,400
Fifteen facilities (13 in PA, 2 OH)	November 1, 2004	72,500
One facility in WV	December 3, 2004	7,700

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The acquired properties are included in our results of operations from the respective date of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made.

	Pro forma Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amount, unaudited)

Revenues	$121,148	$120,072	$119,956
Net income	$36,419	$20,765	$27,966

Earnings per share - pro forma:
Earnings (loss) per share - BasicBasic	$0.44	$(0.79)	$0.21
Earnings (loss) per share - DilutedDiluted	$0.44	$(0.79)	$0.21

Assets Sold or Held for Sale

Alterra Healthcare Corporation

On December 1, 2005, AHC Properties, Inc., a subsidiary of Alterra Healthcare Corporation (“Alterra”) exercised its option to purchase six ALFs. We received cash proceeds of approximately $20.5 million, resulting in a gain of approximately $5.6 million.

Alden Management Services, Inc.

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

Other Asset Sales

•	On November 3, 2005, we sold a SNF in Florida for net cash proceeds of approximately $14.1 million, resulting in a gain of approximately $5.8 million.

•	On August 1, 2005, we sold 50.4 acres of undeveloped land, located in Ohio, for net cash proceeds of approximately $1 million. The sale resulted in a gain of approximately $0.7 million.

•
During the three months ended March 31, 2005, we sold three facilities, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6 million, net of closing costs and other expenses.

2004 and 2003 Asset Sales

•	During 2004, we sold six closed facilities, realizing proceeds of approximately $5.7 million, net of closing costs and other expenses, resulting in a net gain of approximately $3.3 million.
•
During 2003, we sold eight closed facilities and realized a net loss of $3.0 million that is reflected in our Consolidated Statements of Operations as discontinued operations. Also during 2003, we sold four facilities, which were previously classified as “assets held for sale,” realizing proceeds of $2.0 million, net of closing costs, resulting in a net loss of approximately $0.7 million.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Held for Sale

•
During the three months ended December 31, 2005, a $0.5 million provision for impairment charge was recorded to reduce the carrying value of one facility that is currently under contract to be sold in the first quarter of 2006, to its sales price.

•
During the three months ended March 31, 2005, a $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities, which were subsequently closed and currently are marketed for sale, to their estimated fair value.

In accordance with SFAS No. 144, all related revenues, expenses as well as the realized gains, losses and provisions for impairment from the above mentioned facilities are included within discontinued operations in our consolidated statements of operations for their respective time periods.

NOTE 4 - MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable relate to 32 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states, operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of December 31, 2005, we have no foreclosed property and none of our mortgages were in foreclosure proceedings.

The following table summarizes the mortgage notes balances for the years ended December 31, 2005 and 2004:
	December 31,
	2005	2004
	(in thousands)
Gross mortgage notes—unimpaired	$104,522	$118,058
Gross mortgage notes—impaired	—	—
Reserve for uncollectible loans	—	—
Net mortgage notes at December 31	$104,522	$118,058

Below is a summary of the significant mortgage transactions that occurred in 2005 and 2004.

Haven Eldercare, LLC

On November 9, 2005, we entered into a first mortgage loan in the amount of $61.75 million on six SNFs and one ALF, totaling 878 beds. Four of the facilities are located in Rhode Island, two in New Hampshire and one in Massachusetts. The mortgagor of the facilities is an affiliate of Haven, an existing operator of ours. The term of the mortgage is seven years. The interest rate is 10%, with annual escalators. At the end of the mortgage term, we will have the option to purchase the facilities for $61.75 million less the outstanding mortgage principal balance.

Essex Healthcare Corporation

On January 13, 2005, as a result of the purchase of 13 SNFs from American, approximately $14 million in mortgage loans we had outstanding with American and its affiliates was applied against the purchase price.

Mariner Health Care, Inc.

On February 1, 2005, Mariner Health Care, Inc. (“Mariner”) exercised its right to prepay in full the $59.7 million aggregate principal amount owed to us under a promissory note secured by a mortgage with an interest rate of 11.57%, together with the required prepayment premium of 3% of the outstanding principal balance, an amendment fee and all accrued and unpaid interest.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2005, all mortgages were structured as fixed-rate mortgages. The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2005	2004
	(in thousands)

Mortgage note paid off 1st quarter 2005, interest rate was 11.57%	$—	$59,657
Mortgage note paid off 1st quarter 2005, interest rate was 11.06%	—	13,776
Mortgage note due 2014; monthly payment of $63,707, including interest at 11.00%	6,496	6,500
Mortgage note due 2010; monthly payment of $124,833, including interest at 11.50%	12,634	12,677
Mortgage note due 2006; monthly payment of $107,382, including interest at 11.50%	10,732	10,782
Mortgage note due 2006; interest only at 10.00% payable monthly	9,991	9,991
Mortgage note due 2012; interest only at 10.00% payable monthly	61,750	—
Other mortgage notes	2,919	4,675
Total mortgages—net (1)	$104,522	$118,058

(1) Mortgage notes are shown net of allowances of $0.0 million in 2005 and 2004.

NOTE 5 - OTHER INVESTMENTS

A summary of our other investments is as follows:
	At December 31,
	2005	2004
	(in thousands)
Notes receivable(1)	$19,339	$18,523
Notes receivable allowance	(712)	(2,733)
Purchase option	—	7,071
Marketable securities and other	4,863	6,838
Total other investments	$23,490	$29,699

(1) Includes notes receivable on non-accrual status for 2005 and 2004 of $0.1 million and $6.8 million respectively.

For the year ended December 31, 2005, the following transactions impacted our other investments:

Sun Healthcare Common Stock Investment

•
Under our 2004 restructuring agreement with Sun, we received the right to convert deferred base rent owed to us, totaling approximately $7.8 million, into 800,000 shares of Sun’s common stock, subject to certain non-dilution provisions and the right of Sun to pay cash in an amount equal to the value of that stock in lieu of issuing stock to us.

•
On March 30, 2004, we notified Sun of our intention to exercise our right to convert the deferred base rent into fully paid and non-assessable shares of Sun’s common stock. On April 16, 2004, we received a stock certificate for 760,000 restricted shares of Sun’s common stock and cash in the amount of approximately $0.5 million in exchange for the remaining 40,000 shares of Sun’s common stock. On July 23, 2004, Sun registered these shares with the SEC. We are accounting for the 760,000 shares received as “available for sale” marketable securities with changes in market value recorded in other comprehensive income.

•
In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, for the year ended December 31, 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun common stock to its then current fair market value of $4.9 million.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Essex Healthcare Corporation

On January 13, 2005, as a result of the purchase from American of 13 SNFs, our purchase option of approximately $7 million was applied against the purchase price.

Notes Receivable

At December 31, 2005, we had 12 notes receivable totaling $19.3 million, with maturities ranging from on demand to 2015. At December 31, 2004, we had 15 notes receivable totaling $18.5 million, with maturities ranging from on demand to 2014.

NOTE 6 - CONCENTRATION OF RISK

As of December 31, 2005, our portfolio of domestic investments consisted of 227 healthcare facilities, located in 27 states and operated by 35 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1,102 million at December 31, 2005, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 193 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, and fixed rate mortgages on 32 long-term healthcare facilities. At December 31, 2005, we also held miscellaneous investments of approximately $23 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2005, approximately 25% of our real estate investments were operated by two public companies: Sun (15%) and Advocat Inc. (“Advocat”) (10%). Our largest private company operators (by investment) were Communicare (17%), Haven (11%), Guardian LTC Management, Inc. (7%) and Essex (7%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (25%), Florida (10%) and Pennsylvania (9%) at December 31, 2005.

For the year ended December 31, 2005, our revenues from operations totaled $105.8 million, of which approximately $21.8 million were from Sun (21%) and $12.3 million from Advocat (12%). No other operator generated more than 9% of our revenues from operations.

NOTE 7 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators. These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of its investments. The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. At December 31, 2005, we held $5.8 million in such liquidity deposits and $11.1 million in letters of credit. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

NOTE 8 - BORROWING ARRANGEMENTS

Secured Borrowings

We have a $200 million revolving senior secured credit facility (“Credit Facility”). At December 31, 2005, $58.0 million was outstanding under our Credit Facility and $3.9 million was utilized for the issuance of letters of credit, leaving availability of $138.1 million. On April 26, 2005, we amended our Credit Facility to reduce both LIBOR and Base Rate interest spreads (as defined in the Credit Facility) by 50 basis points for borrowings outstanding. The $58.0 million of outstanding borrowings had a blended interest rate of 7.12% at December 31, 2005.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2005, we were in compliance with all property level and corporate financial covenants.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

At December 31, 2004, we had $15.0 million of outstanding borrowings with an interest rate of 5.41% under our Credit Facility.

Unsecured Borrowings

$100 Million Aggregate Principal Amount of 6.95% Unsecured Notes Tender and Redemption

On December 16, 2005, we initiated a tender offer and consent solicitation for all of our outstanding $100 million aggregate principal amount 6.95% notes due 2007 (the “2007 Notes”). On December 30, 2005, we accepted for purchase 79.3% of the aggregate principal amount of the 2007 Notes outstanding that were tendered. On December 30, 2005, our Board of Directors also authorized the redemption of all outstanding 2007 Notes that were not otherwise tendered. On December 30, 2005, upon our irrevocable funding of the full redemption price for the 2007 Notes and certain other acts required by the Indenture governing the 2007 Notes, the Trustee of the 2007 Notes certified in writing to us (the “Certificate of Satisfaction and Discharge”) that the Indenture was satisfied and discharged as of December 30, 2005, except for certain provisions. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, we removed 79.3% of the aggregate principal amount of the 2007 Notes, which were tendered in our tender offer and consent solicitation, and the corresponding portion of the funds held in trust by the Trustee to pay the tender price from its balance sheet and recognized $2.8 million of additional interest expense associated with the tender offer. On January 18, 2006, we completed the redemption of the remaining 2007 Notes not otherwise tendered. In connection with the redemption and in accordance with SFAS No. 140, we will recognize $0.8 million of additional interest expense in the first quarter of 2006. As of January 18, 2006, none of the 2007 Notes remained outstanding.

$175 Million Aggregate Principal Amount of 7% Unsecured Notes Issuance

On December 30, 2005, we closed on a private offering of $175 million of 7% senior unsecured notes due 2016 (“2016 Notes”) at an issue price of 99.109% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 7.125%), resulting in gross proceeds to us of approximately $173.4 million. The 2016 Notes are unsecured senior obligations to us, which have been guaranteed by our subsidiaries. The 2016 Notes were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 (the “Securities Act”). A portion of the proceeds of this private offering was used to pay the tender price and redemption price of the 2007 Notes. Pursuant to the terms of a registration rights agreement entered into by us in connection with the consummation of the offering, we are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) to offer to exchange registered notes for all of our outstanding unregistered 2016 Notes. The terms of the exchange notes will be identical to the terms of the 2016 Notes, except that the exchange notes will be registered under the Securities Act and therefore freely tradable (subject to certain conditions). The exchange notes will represent our unsecured senior obligations and will be guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. There can be no assurance that we will experience full participation in the exchange offer. In the event all the 2016 Notes are not exchanged in the exchange offer, we will have two classes of 7% senior notes due 2016 outstanding.

$50 Million Aggregate Principal Amount of 7% Unsecured Notes Issuance

On December 2, 2005, we completed a privately placed offering of an additional $50 million aggregate principal amount of 7% senior notes due 2014 (the “2014 Add-on Notes”) at an issue price of 100.25% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 6.95%), resulting in gross proceeds to us of approximately $50.1 million. The terms of the 2014 Add-on Notes offered were substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014 issued in March 2004. The 2014 Add-on Notes were issued through a private placement to qualified institutional buyers under Rule 144A under the Securities Act. After giving effect to the issuance of the $50 million aggregate principal amount of this offering, we had outstanding $310 million aggregate principal amount of 7% senior notes due 2014. Pursuant to the terms of a registration rights agreement entered into by us in connection with the consummation of the offering, we are obligated to file a registration statement with the SEC to offer to exchange registered notes for all of our outstanding unregistered 2014 Add-on Notes (“Add-on Notes Exchange Offer”). The terms of the exchange notes (“Add-on Exchange Notes”) will be identical to the terms of the 2014 Add-on Notes, except that the Add-on Exchange Notes will be registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Add-on Exchange Notes will represent our unsecured senior obligations and will be guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. There can be no assurance that we will experience full participation in the exchange offer. In the event all the 2014 Add-on Notes are not exchanged in the Add-on Notes Exchange Offer, we will have two classes of 7% senior notes due 2014 outstanding.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On December 21, 2004, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange (the “Additional Notes Exchange Offer”) up to $60 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “Additional Exchange Notes”), for all of our outstanding unregistered Additional Notes. The terms of the Additional Exchange Notes are identical to the terms of the Additional Notes, except that the Additional Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Additional Exchange Notes represent our unsecured senior obligations and are guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. In March 2005, upon the expiration of the Additional Notes Exchange Offer, $60 million aggregate principal amount of Additional Notes were exchanged for the Additional Exchange Notes.

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

On June 21, 2004, we filed a registration statement on Form S-4, as amended on July 26, 2003 and August 25, 2004, under the Securities Act with the SEC offering to exchange (the “Exchange Offer”) up to $200 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “Exchange Notes”), for all of our outstanding unregistered Initial Notes. In September 2004, upon the expiration of the Exchange Offer, $200 million aggregate principal amount of Exchange Notes were exchanged for the unregistered Initial Notes. As a result of the Exchange Offer, no Initial Notes remain outstanding. The terms of the Exchange Notes are identical to the terms of the Initial Notes, except that the Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The Exchange Notes represent our unsecured senior obligations and have been guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. Following the completion of the Add-on Notes Exchange Offer discussed above, the Add-on Exchange Notes will trade together with the Exchange Notes and the Additional Exchange Notes as a single class of securities.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of our long-term borrowings:

	December 31,
	2005	2004
	(in thousands)
Unsecured borrowings:
6.95% Notes due January 2006	$20,682	$100,000
7% Notes due August 2014	310,000	260,000
7% Notes due January 2016	175,000	—
Premium on 7% Notes due August 2014	1,306	1,338
Discount on 7% Notes due January 2016	(1,559)	—
Other long-term borrowings	2,800	3,170
	508,229	364,508
Secured borrowings:
Revolving lines of credit	58,000	15,000
	58,000	15,000
Totals	$566,229	$379,508

Real estate investments with a gross book value of approximately $206 million are pledged as collateral for outstanding secured borrowings at December 31, 2005.

The required principal payments, excluding the premium/discount on the 7% Notes, for each of the five years following December 31, 2005 and the aggregate due thereafter are set forth below:

(in thousands)
2006	$21,072
2007	415
2008	58,435
2009	465
2010	495
Thereafter	485,600
Totals	$566,482

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - FINANCIAL INSTRUMENTS

At December 31, 2005 and 2004, the carrying amounts and fair values of our financial instruments were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$3,948	$3,948	$12,083	$12,083
Mortgage notes receivable - net	104,522	105,981	118,058	121,366
Other investments	23,490	23,982	29,699	30,867
Totals	$131,960	$133,911	$159,840	$164,316
Liabilities:
Revolving lines of credit	$58,000	$58,000	$15,000	$15,000
6.95% Notes	20,682	20,674	100,000	106,643
7.00% Notes due 2014	310,000	315,007	260,000	272,939
7.00% Notes due 2016	175,000	172,343	-	-
(Discount)/Premium on 7.00% Notes - net	(253)	(86)	1,338	990
Other long-term borrowings	2,800	2,791	3,170	3,199
Totals	$566,229	$568,729	$379,508	$398,771

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

•
Mortgage notes receivable: The fair values of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•
Other investments: Other investments are primarily comprised of notes receivable and a marketable security held for resale. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings. The fair value of the marketable security is estimated using a quoted market value.

•	Revolving lines of credit: The carrying values of our borrowings under variable rate agreements approximate their fair values.

•	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

From time to time, we may utilize interest rate swaps and caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. At December 31, 2004 and 2005, we had no derivative instruments on our balance sheet.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated. We account for derivative financial instruments under the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133. These financial accounting standards require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in Other Comprehensive Income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

We have a Deferred Compensation Plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock. There are no outstanding units as of December 31, 2005.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $55,400, $52,800 and $52,200 in 2005, 2004 and 2003, respectively.

NOTE 11 - STOCKHOLDERS EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

5.175 Million Common Stock Offering

On November 21, 2005, we closed an underwritten public offering of 5,175,000 shares of Omega common stock at $11.80 per share, less underwriting discounts. The sale included 675,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters. We received approximately $58 million in net proceeds from the sale of the shares, after deducting underwriting discounts and before estimated offering expenses.

8.625% Series B Preferred Redemption

On May 2, 2005, we fully redeemed our 8.625% Series B Cumulative Preferred Stock (NYSE:OHI PrB) (the “Series B Preferred Stock”). We redeemed the 2.0 million shares of Series B Preferred Stock at a price of $25.55104, comprising the $25 liquidation value and accrued dividend. Under FASB-EITF Issue D-42, ‘‘The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the repurchase of the Series B Preferred Stock resulted in a non-cash charge to our 2005 net income available to common shareholders of approximately $2.0 million reflecting the write-off of the original issuance costs of the Series B Preferred Stock. In 1998, we received gross proceeds of $50.0 million from the issuance of 2.0 million shares of 8.625% Series B Preferred Stock at $25 per share. Dividends on the Series B Preferred Stock were cumulative from the date of original issue and were payable quarterly.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
4.025 Million Primary Share Common Stock Offering

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

9.25% Series A Preferred Redemption

On April 30, 2004, we fully redeemed all of the outstanding 2.3 million shares of our Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at a price of $25.57813, comprised of the $25 per share liquidation value and accrued dividend. Under FASB-EITF Issue D-42, ‘‘The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the repurchase of the Series A Preferred Stock resulted in a non-cash charge to our 2004 net income available to common stockholders of approximately $2.3 million. In 1997, we received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A Preferred Stock at $25 per share. Dividends on the Series A Preferred Stock were cumulative from the date of original issue and were payable quarterly.

8.375% Series D Preferred Stock Offering

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

On February 5, 2004, we announced that Explorer, our then largest stockholder, granted us the option to repurchase up to 700,000 shares of our Series C Preferred Stock, which were convertible into our common shares held by Explorer at a negotiated purchase price of $145.92 per share of Series C Preferred Stock (or $9.12 per common share on an as converted basis). Explorer further agreed to convert any remaining Series C Preferred Stock into our common stock.

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

The combined repurchase and conversion of the Series C Preferred Stock reduced our preferred dividend requirements, increased our market capitalization and facilitated future financings by simplifying our capital structure. Under FASB-EITF Issue D-42, ‘‘The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the repurchase of the Series C Preferred Stock resulted in a non-cash charge to our 2004 net income available to common stockholders of approximately $38.7 million.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Stock Options

We account for stock options using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the terms of the 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers and employees and consultants are eligible to participate in the 2000 Plan. At December 31, 2005, there were outstanding options for 227,440 shares of common stock granted to 11 eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of December 31, 2005, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At December 31, 2005, under the 2000 Plan, there were options for 152,454 shares of common stock currently exercisable with a weighted-average exercise price of $6.57, with exercise prices ranging from $2.76 to $37.20. There were 559,960 shares available for future grants as of December 31, 2005. A breakdown of the options outstanding under the 2000 Plan as of December 31, 2005, by price range, is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.76 -$3.00	141,628	$2.88	5.63	72,064	$2.88
$3.01 -$3.81	42,564	$3.25	5.90	40,894	$3.23
$6.02 -$9.33	24,247	$6.71	6.33	20,495	$6.30
$20.25 -$37.20	19,001	$28.03	1.48	19,001	$28.03

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of December 31, 2005, a total of 337,585 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of December 31, 2005, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2005, options outstanding (227,440) have a weighted-average exercise price of $5.457, with exercise prices ranging from $2.76 to $37.20. For the years ended December 31, 2005, 2004, and 2003, 0, 9,000 and 9,000 options were granted at a weighted average price per share of $0.00, $9.33 and $3.74, respectively. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price		Weighted- Average Price
Outstanding at December 31, 2002	2,394,501	$$	1.590-37.205	$3.150
Granted during 2003	9,000		3.740-3.740	3.740
Exercised	(120,871)		1.590-6.125	2.448
Outstanding at December 31, 2003	2,282,630		2.320-37.205	3.202
Granted during 2004	9,000		9.330-9.330	9.330
Exercised	(1,713,442)		2.320-7.750	2.988
Cancelled	(8,005)		3.740-9.330	6.914
Outstanding at December 31, 2004	570,183		2.320-37.205	3.891
Exercised	(336,910)		2.320-9.330	2.843
Cancelled	(5,833)		3.410-3.410	3.410
Outstanding at December 31, 2005	227,440	$$	2.760-37.205	$5.457

Restricted Stock

On September 10, 2004, we entered into restricted stock agreements with four executive officers under the 2004 Plan. A total of 317,500 shares of restricted stock were granted, which equated to approximately $3.3 million of deferred compensation. The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the Restricted Stock Agreements). As a result of the grant, we recorded a $1.1 million non-cash compensation expense for each of the years ended December 31, 2005 and 2004. For the year ended December 31, 2005, we issued 2,705 shares of restricted common stock to each non-employee director and an additional 2,000 shares of restricted common stock to the Chairman of the Board under the 2004 Plan for a total of 15,525 shares. These shares represent a payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Common Dividends

On January 17, 2006, the Board of Directors declared a common stock dividend of $0.23 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2006 to common stockholders of record on January 31, 2006.

On October 18, 2005, the Board of Directors declared a common stock dividend of $0.22 per share that was paid November 15, 2005 to common stockholders of record on October 31, 2005.

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

Series D Preferred Dividends

On January 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 15, 2006 to preferred stockholders of record on January 31, 2006. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2005 through January 31, 2006.

On October 18, 2005, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share for its Series D Preferred Stock, that were paid on November 15, 2005 to preferred stockholders of record on October 31, 2005.

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

Series B Preferred Dividends

In March 2005, our Board of Directors authorized the redemption of all outstanding 2.0 million shares of our Series B Preferred Stock. The Series B Preferred Stock was redeemed on May 2, 2005 for $25 per share, plus $0.55104 per share in accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.55104 per share.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes:

	2005	2004	2003
Common
Ordinary income	$0.550	$—	$—
Return of capital	0.300	0.720	0.150
Long-term capital gain	—	—	—
Total dividends paid	$0.850	$0.720	$0.150

Series A Preferred
Ordinary income	$—	$0.901	$1.064
Return of capital	—	0.255	5.873
Long-term capital gain	—	—	—
Total dividends paid	$—	$1.156	$6.937

Series B Preferred
Ordinary income	$1.090	$1.681	$0.992
Return of capital	—	0.475	5.477
Long-term capital gain	—	—	—
Total dividends paid	$1.090	$2.156	$6.469

Series C Preferred
Ordinary income	$—	$2.120	$4.572
Return of capital	—	0.600	25.235
Long-term capital gain	—	—	—
Total dividends paid	$—	$2.720	$29.807

Series D Preferred
Ordinary income	$2.094	$1.184	$—
Return of capital	—	0.334	—
Long-term capital gain	—	—	—
Total dividends paid	$2.094	$1.518	$—

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

In 1999, we filed suit against a former tenant seeking damages based on claims of breach of contract. The defendants denied the allegations made in the lawsuit. In settlement of our claim against the defendants, we agreed in the fourth quarter of 2005 to accept a lump sum cash payment of $2.4 million. The cash proceeds were offset by related expenses incurred of $0.8 million, resulting in a net gain of $1.6 million paid December 22, 2005.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2005, we accrued $1.1 million to settle a dispute relating to capital improvement requirements associated with a lease that expired June 30, 2005.

NOTE 15 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2005 and 2004.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)

2005
Revenues	$27,198	$25,318	$25,994	$27,302
Income from continuing operations	12,141	5,499	3,866	8,645
Income (loss) from discontinued operations	(2,836)	(3,242)	1,253	11,362
Net income	9,305	2,257	5,119	20,007
Net income (loss) available to common	5,746	(2,620)	2,638	17,526
Income from continuing operations per share:
Basic income from continuing operations	$0.17	$0.01	$0.03	$0.11
Diluted income from continuing operations	$0.17	$0.01	$0.03	$0.11
Net income (loss) available to common per share:
Basic net income (loss)	$0.11	$(0.05)	$0.05	$0.33
Diluted net income (loss)	$0.11	$(0.05)	$0.05	$0.32
Cash dividends paid on common stock	$0.20	$0.21	$0.22	$0.22

2004
Revenues	$19,833	$20,967	$21,218	$22,736
Income (loss) from continuing operations	(10,787)	5,281	7,838	7,737
Income from discontinued operations	489	656	804	4,720
Net (loss) income	(10,298)	5,937	8,642	12,457
Net (loss) income available to common	(53,728)	(376)	5,083	8,898
(Loss) income from continuing operations per share:
Basic (loss) income from continuing operations	$(1.31)	$(0.02)	$0.09	$0.09
Diluted (loss) income from continuing operations	$(1.31)	$(0.02)	$0.09	$0.09
Net (loss) income available to common per share:
Basic net (loss) income	$(1.30)	$(0.01)	$0.11	$0.19
Diluted net (loss) income	$(1.30)	$(0.01)	$0.11	$0.19
Cash dividends paid on common stock	$0.17	$0.18	$0.18	$0.19

Note:
2005 - During the three-month period ended March 31, 2005, we recognized a $0.3 million expense associated with restricted stock awards issued during this period, and a $3.7 million provision for impairment charge was recorded to reduce the carrying value on two facilities to their estimated fair value. During the three-month period ended June 30, 2005, we redeemed all of the outstanding 2.0 million shares of our Series B Preferred Stock. As a result, the repurchase of the Series B Preferred Stock resulted in a non-cash charge to net income available to common stockholders of approximately $2.0 million. In addition, we recognized a $0.3 million expense associated with restricted stock awards issued during this period, an $0.8 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005 and a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. common stock to its current fair market value. During the three-month period ended September 30, 2005, we recognized a $0.3 million expense associated with restricted stock awards issued during this period. In addition, we recorded a $5.5 million provision for impairment charge to reduce the carrying value of three facilities to their estimated fair value. During the three-month period ended December 31, 2005, we recognized a $0.5 million non-cash provision for impairment and $0.3 million of restricted stock amortization. In addition, we recorded a $1.6 million of net cash proceeds associated with a settlement of a lawsuit of the Company filed against a former tenant.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2004 - During the three-month period ended March 31, 2004, we completed a repurchase and conversion of the Series C Preferred Stock which resulted in a non-cash charge to net income available to common stockholders of approximately $38.7 million. In addition, we recognized $19.1 million of refinancing-related charges. We sold our $200 million interest rate cap in the first quarter, realizing net proceeds of approximately $3.5 million, resulting in an accounting loss of $6.5 million. During the three-month period ended June 30, 2004, we redeemed all of the outstanding 2.3 million shares of our Series A Preferred Stock. As a result, the repurchase of the Series A Preferred Stock resulted in a non-cash charge to net income available to common stockholders of approximately $2.3 million. In addition, we recognized a $3.0 million charge associated with professional liability claims made against our former owned and operated facilities. During the three-month period ended September 30, 2004, we recognized a $0.3 million expense associated with restricted stock awards issued during this period. During the three-month period ended December 31, 2004, we recognized a $1.1 million expense associated with restricted stock awards, and we sold our remaining three closed facilities, realizing proceeds of approximately $5.5 million, net of closing costs and other expenses, resulting in a gain of approximately $3.8 million.

NOTE 16 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$30,151	$10,069	$27,396
Preferred stock dividends	(11,385)	(15,807)	(20,115)
Preferred stock conversion/redemption charges	(2,013)	(41,054)	-
Numerator for income (loss) available to common from continuing operations - basic and diluted	16,753	(46,792)	7,281
Gain (loss) from discontinued operations	6,537	6,669	(4,366)
Numerator for net income (loss) available to common per share - basic and diluted	$23,290	$(40,123)	$2,915
Denominator:
Denominator for net income per share - basic	$51,738	$45,472	$37,189
Effect of dilutive securities:
Restricted stock	86	-	-
Stock option incremental shares	235	-	965
Denominator for net income per share - diluted	$52,059	$45,472	$38,154

Earnings per share - basic:
Income (loss) available to common from continuing operations	$0.32	$(1.03)	$0.20
Income (loss) from discontinued operations	0.13	0.15	(0.12)
Net income (loss) per share - basic	$0.45	$(0.88)	$0.08
Earnings per share - diluted:
Income (loss) available to common from continuing operations	$0.32	$(1.03)	$0.19
Income (loss) from discontinued operations	0.13	0.15	(0.11)
Net income (loss) per share - diluted	$0.45	$(0.88)	$0.08

The effects of converting the Series C preferred stock in 2003 have been excluded as all such effects were anti-dilutive. For the year ended December 31, 2004, there were 683,399 stock options and restricted stock shares excluded as all such effects were anti-dilutive.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 - DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2005 or currently classified as held-for-sale as income from discontinued operations for all periods presented. We incurred a net gain of $6.5 million from discontinued operations in 2005. We incurred a net gain of $6.7 million and a net loss of $4.4 million for 2004 and 2003, respectively, in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of the facilities sold or held- for- sale for the years ended December 31, 2005, 2004 and 2003, respectively.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Rental income	$3,809	$5,643	$ 8,411
Mortgage interest income	—	—	92
Other income	24	53	60
Nursing home revenues of owned and operated assets	—	—	206
Subtotal revenues	3,833	5,696	8,769
Expenses
Nursing home expenses of owned and operated assets	—	—	574
Depreciation and amortization	1,102	2,337	2,926
Provisions for impairment	4,163	—	8,821
Subtotal expenses	5,265	2,337	12,321

(Loss) income before gain (loss) on sale of assets	(1,432)	3,359	(3,552)
Gain (loss) on assets sold - net	7,969	3,310	(814)
Gain (loss) from discontinued operations	$6,537	$6,669	$ (4,366)

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2005

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Renovation	Acquired	is Computed
CommuniCare Health Services:
Ohio (LTC, AL)………………………..		$164,963,734	$290,071	$-	$-	$165,253,805	$4,994,962		1998-2005	33 years to 39 years
Pennsylvania (LTC)…………………..		20,274,100	-	-	-	20,274,100	298,401		2005	39 years
Total CommuniCare…………………		185,237,834	290,071	-	-	185,527,905	5,293,363

Sun Healthcare Group, Inc.:
Alabama (LTC)…………………………..	(2)	23,584,956	-	-	-	23,584,956	5,948,906		1997	33 years
California (LTC, RH)…………………….	(2)	39,013,222	66,575	-	-	39,079,797	9,149,827	1964	1997	33 years
Idaho (LTC)…………………………….	(2)	11,100,000	-	-	-	11,100,000	2,208,339		1997-1999	33 years
Massachusetts (LTC)………………….	(2)	8,300,000	-	-	-	8,300,000	2,113,241		1997	33 years
North Carolina (LTC)…………………….	(2)	22,652,488	56,951	-	-	22,709,439	7,689,497	1982-1991	1994-1997	30 years to 33 years
Ohio (LTC)………………………………	(2)	11,653,451	20,247	-	-	11,673,698	2,786,254	1995	1997	33 years
Tennessee (LTC)………………………	(2)	7,905,139	37,234	-	-	7,942,373	2,815,870		1994	30 years
Washington (LTC)……………………….	(2)	10,000,000	1,516,813	-	-	11,516,813	4,915,296	2005	1995	20 years
West Virginia (LTC)……………………..	(2)	24,751,206	42,238	-	-	24,793,444	5,767,475		1997-1998	33 years
Total Sun………………………………		158,960,462	1,740,058	-	-	160,700,520	43,394,705

Advocat, Inc.:
Alabama (LTC)…………………………		11,588,534	768,647	-	-	12,357,181	4,895,445	1975-1985	1992	31.5 years
Arkansas (LTC)……………………….		37,887,832	2,156,085	(36,350)	-	40,007,567	15,964,688	1984-1985	1992	31.5 years
Florida (LTC)………………………..…		1,050,000	1,920,000	(970,000)	-	2,000,000	256,471		1992	31.5 years
Kentucky (LTC)…………………...….		15,151,027	1,562,375	-	-	16,713,402	5,324,750	1972-1994	1994-1995	33 years
Ohio (LTC)……………………………..		5,604,186	250,000	-	-	5,854,186	1,881,823	1984	1994	33 years
Tennessee (LTC)………………………		9,542,121	-	-	-	9,542,121	3,916,195	1986-1987	1992	31.5 years
West Virginia (LTC)………………….		5,437,221	348,642	-	-	5,785,863	1,840,626		1994-1995	33 years
Total Advocat…………………………		86,260,921	7,005,749	(1,006,350)	-	92,260,320	34,079,998

Guardian LTC Management, Inc.
Ohio (LTC)………………………….…..		6,070,078	-	-	-	6,070,078	158,833		2004	39 years
Pennsylvania (LTC, AL)………………		66,363,642	-	-	-	66,363,642	1,771,047		2004	39 years
West Virginia (LTC)…………………..		7,695,581	-	-	-	7,695,581	188,998		2004	39 years
Total Guardian………………………		80,129,301	-	-	-	80,129,301	2,118,878

Essex Healthcare:
Ohio (LTC)………………………….…..		79,353,622	-	-	-	79,353,622	1,996,073		2005	39 years
Total Essex…………………………..		79,353,622	-	-	-	79,353,622	1,996,073

Haven Healthcare:
Connecticut (LTC)……………………		38,762,737	1,648,475	(4,958,643)	-	35,452,569	4,743,890		1999-2004	33 years to 39 years
New Hampshire (LTC)…………………		5,800,000	-	-	-	5,800,000	1,330,161		1998	39 years
Vermont (LTC)…………………………		14,145,776	81,501	-	-	14,227,277	607,436		2004	39 years
Total Haven…………………………..		58,708,513	1,729,976	(4,958,643)	-	55,479,846	6,681,487

Other:
Arizona (LTC)…………………………		24,029,032	1,693,616	(6,603,745)	-	19,118,903	3,888,025	2005	1998	33 years
California (LTC)………………………….	(2)	21,874,841	1,010,527	-	-	22,885,368	5,188,004		1997	33 years
Colorado (LTC)…………………..		14,170,968	196,017	-	-	14,366,985	2,887,773		1998	33 years
Florida (LTC, AL) ………...………..…..		84,067,881	2,164,328	-	-	86,232,209	15,811,064		1993-1998	27 years to 37.5 years
Georgia (LTC)…………………………		10,000,000	-	-	-	10,000,000	681,440		1998	37.5 years
Illinois (LTC) ……………………...…..		13,961,501	444,484	-	-	14,405,985	3,443,162		1996-1999	30 years to 33 years
Indiana (LTC, AL)…………….………		21,337,237	1,277,118	(4,915,029)	(1,123,308)	16,576,018	4,499,990	1980-1994	1992-1999	30 years to 33 years
Iowa (LTC) ………………..….....…….		14,451,576	612,808	(29,156)	-	15,035,228	3,626,059		1996-1998	30 years to 33 years
Kentucky (LTC)………………………….		10,250,000	473,940	-	-	10,723,940	1,851,815		1999	33 years
Louisiana (LTC)………………………….	(2)	4,602,574	-	-	-	4,602,574	1,160,921		1997	33 years
Massachusetts (LTC)…………………		30,718,142	932,328	(8,257,521)	-	23,392,949	4,472,746		1999	33 years
Missouri (LTC)………………………..		12,301,560	-	(149,386)	-	12,152,174	2,439,087		1999	33 years
Ohio (LTC, AL)…………………………		6,168,999	186,187	(2,382,341)	(638,406)	3,334,439	576,323		1999	33 years
Pennsylvania (LTC) ………...………..		14,400,000	-	-	-	14,400,000	3,302,468		2005	39 years
Texas (LTC)……………………………….	(2)	68,433,904	1,361,842	-	(20,543)	69,775,203	8,791,793		1997-2005	33 years to 39 years
Washington (AL) ……………….……		5,673,693	-	-	-	5,673,693	1,069,595		1999	33 years
Total Other…………………………….		356,441,908	10,353,195	(22,337,178)	(1,782,257)	342,675,668	63,690,265

Total		$1,005,092,561	$21,119,049	$(28,302,171)	$(1,782,257)	$996,127,182	$157,254,769

            (1) The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL) or rehabilitation hospitals (RH) located in the states indicated.

(2) Certain of the real estate indicated are security for the BAS Healthcare Financial Services line of credit and term loan borrowings totaling $58,000,000 at December 31, 2005.

		Year Ended December 31,
(3)		2003	2004	2005
Balance at beginning of period		$669,187,842	$692,453,873	$808,574,782
Additions during period:
Acquisitions		-	114,286,825	252,609,901
Conversion from mortgage		49,971,206	-	13,713,311
Impairment (a)		(8,894,000)	-	(9,616,506)
Impairment on Discontinued Ops		-	-	-
Improvements		1,585,097	6,431,306	3,821,320
Disposals/other		(19,396,272)	(4,597,222)	(72,975,626)
Balance at close of period		$692,453,873	$808,574,782	$996,127,182

(a) The variance in impairment in the table for 2005, shown above, relates to assets previously classified as impairment on assets sold in 2003 and 2004.

(4)		2003	2004	2005
Balance at beginning of period		$117,986,084	$134,477,229	$153,379,294
Additions during period:
Provisions for depreciation		20,208,110	21,093,611	23,579,627
Provisions for depreciation, Discontinued Ops.		441,012	38,215	1,310,160
Dispositions/other		(4,157,977)	(2,229,761)	(21,014,312)
Balance at close of period		$134,477,229	$153,379,294	$157,254,769

The reported amount of our real estate at December 31, 2005 is less than the tax basis of the real estate by approximately $26.0 million.

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2005

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)

1	Rhode Island, Massachusetts, New hampshire
	(6 LTC, 1 ALF facilities)…………………………	10.00%	October 31, 2012	Interest payable monthly	None	$61,750,000	$61,750,000
2	Florida (4 LTC facilities)………………………….	11.50%	February 28, 2010	Interest plus $3,900 of principal payable monthly	None	12,891,454	12,634,490
3	Florida (2 LTC facilities)………………………….	11.50%	June 4, 2006	Interest plus $5,200 of principal payable monthly	None	11,090,000	10,731,679
4	Indiana (15 LTC facilities)……………………..…	10.00%	October 31, 2006	Interest payable monthly	None	10,500,000	9,990,842
5	Ohio (1 LTC facilities)…………………………….	11.00%	October 31, 2014	Interest plus $3,500 of principal payable monthly	None	6,500,000	6,495,876
6	Other mortgage notes:
	Utah, Texas (3 LTC facilities)……………….……	9.00% to 11.00%	2007 to 2011	Interest plus $55,500 of principal payable monthly	None	5,173,469	2,919,454

						$107,904,923	$104,522,341

(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

	Year Ended December 31,
(3)	2003	2004	2005
Balance at beginning of period…………………………………........................................................	$173,914,080	$119,783,915	$118,057,610
Additions during period - Placements……………………................................................................	-	6,500,000	61,750,000
Deductions during period - collection of principal…………….................................................…..	(4,158,959)	(8,226,305)	(61,571,958)
Allowance for loss on mortgage loans…………………………..................................................….	-	-	-
Conversion to purchase leaseback/other changes………...................................................………	(49,971,206)	-	(13,713,311)
Balance at close of period…………………………………………............................................…….	$119,783,915	$118,057,610	$104,522,341

INDEX TO EXHIBITS TO 2005 FORM 10-K
EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Bylaws, as amended as of May 2002. (Incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2002).
3.2
Articles of Incorporation, as restated on May 6, 1996, as amended on July 19, 1999, June 3, 2002, and August 5, 2004, and supplemented on February 19, 1999, February 10, 2004, August 10, 2004 and June 20, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2005).

4.0	See Exhibits 3.1 to 3.2.
4.1
Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series A Junior Participating Preferred Stock) and Exhibit B thereto (Form of Rights Certificate). (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K, filed on April 20, 1999).

4.2
Amendment No. 1, dated May 11, 2000 to Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2000).

4.3
Amendment No. 2 to Rights Agreement between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent. (Incorporated by reference to Exhibit F to the Schedule 13D filed by Explorer Holdings, L.P. on October 30, 2001 with respect to the Company).

4.4
Indenture, dated as of March 22, 2004, among the Company, each of the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 26, 2004).

4.5	Form of 7% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on March 26, 2004).
4.6	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on March 26, 2004).
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

4.10
Third Supplemental Indenture, dated as of December 1, 2005, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed on Schedule I thereto, OHI Asset (OH) New Philadelphia, LLC, OHI Asset (OH) Lender, LLC, OHI Asset (PA) Trust and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on December 2, 2005).

4.11
Registration Rights Agreement, dated as of December 2, 2005, by and among Omega Healthcare, the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as Initial Purchasers. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on December 2, 2005).

4.12
Indenture, dated as of December 30, 2005, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).

4.13
Registration Rights Agreement, dated as of December 30, 2005, by and among Omega Healthcare, the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as Initial Purchasers. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on January 4, 2006).

4.14	Form of 7% Senior Notes due 2016. (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company's Form 8-K, filed on January 4, 2006).
4.15	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2016. (Incorporated by reference to Exhibit E of Exhibit 4.1 of the Company's Form 8-K, filed on January 4, 2006).
4.16	Form of Indenture. (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3/A, filed on August 25, 2004).
4.17	Form of Indenture. (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3, filed on February 3, 1997).
4.18	Form of Supplemental Indenture No. 1 dated as of August 5, 1997 relating to the 6.95% Notes due 2007. (Incorporated by reference to Exhibit 4 of the Company’s Form 8-K, filed on August 5, 1997).
4.19
Second Supplemental Indenture, dated as of December 30, 2005, among Omega Healthcare Investors, Inc. and Wachovia Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on January 6, 2006).

4.20	Form of Indenture. (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3/A, filed on August 25, 2004).
4.21	Form of Debt Security. (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3/A, filed on August 25, 2004).
4.22	Form of Articles Supplementary for Preferred Stock. (Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3/A, filed on August 25, 2004).
4.23	Form of Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3/A, filed on August 25, 2004).
4.24	Form of Securities Warrant Agreement. (Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3/A, filed on August 25, 2004).
10.1
Amended and Restated Secured Promissory Note between Omega Healthcare Investors, Inc. and Professional Health Care Management, Inc. dated as of September 1, 2001. (Incorporated by reference to Exhibit 10.6 to the Company’s 10-Q for the quarterly period ended September 30, 2001).

10.2
Settlement Agreement between Omega Healthcare Investors, Inc., Professional Health Care Management, Inc., Living Centers - PHCM, Inc. GranCare, Inc., and Mariner Post-Acute Network, Inc. dated as of September 1, 2001. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.3	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).
10.4	1993 Amended and Restated Stock Option Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 6, 2003).+
10.5	2000 Stock Incentive Plan (as amended January 1, 2001). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003).+
10.6	Amendment to 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).+
10.7
Repurchase and Conversion Agreement by and between Omega Healthcare Investors, Inc. and Explorer Holdings, L.P. dated as of February 5, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 5, 2004).

10.8
Form of Purchase Agreement dated as of February 5, 2004 by and between Omega Healthcare Investors, Inc. and the purchasers of the 8.375% Series D cumulative redeemable preferred shares. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 10, 2004).

10.9
Placement Agent Agreement by and between the Omega Healthcare Investors, Inc. and Cohen & Steers Capital Advisors, Inc. dated as of February 5, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 10, 2004).

10.10
Purchase Agreement, dated as of March 15, 2004, among Omega, Deutsche Bank Securities Inc., UBS Securities LLC, Banc of America Securities LLC and the subsidiary guarantors named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 26, 2004).

10.11
Registration Rights Agreement, dated as of March 22, 2004, among Omega, Deutsche Bank Securities Inc., UBS Securities LLC, Banc of America Securities LLC and the subsidiary guarantors named therein. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on March 26, 2004).

10.12
Credit Agreement, dated as of March 22, 2004, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on March 26, 2004).

10.13
Guaranty, dated as of March 22, 2004, given by Omega and the subsidiary guarantors named therein in favor of the Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on March 26, 2004).

10.14
Security Agreement, dated as of March 22, 2004, made by OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on March 26, 2004).

10.15
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

10.16
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and C. Taylor Pickett. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.17
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Daniel J. Booth. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.18
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and R. Lee Crabill. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.19
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Robert O. Stephenson. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.20	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+
10.21	Form of Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed on September 16, 2004).+
10.22
Put Agreement, effective as of October 12, 2004, by and between American Health Care Centers, Inc. and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2004).

10.23	Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004).
10.24
Purchase Agreement, dated as of October 28, 2004, effective November 1, 2004, among Omega, OHI Asset (PA) Trust, Guardian LTC Management, Inc. and the licensees named therein. (Incorporated by reference Exhibit 10.1 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.25
Master Lease, dated October 28, 2004, effective November 1, 2004, among Omega, OHI Asset (PA) Trust and Guardian LTC Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.26
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

10.27
Third Amendment to Credit Agreement, dated as of April 26, 2005, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, and Texas Lessor - Stonegate, LP, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 28, 2005).

10.28
Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K, filed on February 18, 2005).

10.29
Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K, filed on February 18, 2005).

10.30	Schedule of 2006 Omega Healthcare Investors, Inc. Executive Officers Salaries and Bonuses. +*
10.31	Form of Directors’ Restricted Stock Award. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 19, 2005). +
10.32
Stock Purchase Agreement, dated June 10, 2005, by and between Omega Healthcare Investors, Inc., OHI Asset (OH), LLC, Hollis J. Garfield, Albert M. Wiggins, Jr., A. David Wiggins, Estate of Evelyn R. Garfield, Evelyn R. Garfield Revocable Trust, SG Trust B - Hollis Trust, Evelyn Garfield Family Trust, Evelyn Garfield Remainder Trust, Baldwin Health Center, Inc., Copley Health Center, Inc., Hanover House, Inc., House of Hanover, Ltd., Pavillion North, LLP, d/b/a Wexford House Nursing Center, Pavillion Nursing Center North, Inc., Pavillion North Partners, Inc., and The Suburban Pavillion, Inc., OMG MSTR LSCO, LLC, CommuniCare Health Services, Inc., and Emery Medical Management Co. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 16, 2005).

10.33
Purchase Agreement dated as of December 16, 2005 by and between Cleveland Seniorcare Corp. and OHI Asset II (OH), LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 21, 2005).

10.34
Master Lease dated December 16, 2005 by and between OHI Asset II (OH), LLC as lessor, and CSC MSTR LSCO, LLC as lessee. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 21, 2005).

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
_________
* Exhibits that are filed herewith.
+ Management contract or compensatory plan, contract or arrangement.

I1-I4

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

                By: /s/ C. TAYLOR PICKETT
                 C. Taylor Pickett
                Chief Executive Officer

Date: February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. TAYLOR PICKETT	Chief Executive Officer	February 17, 2006
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ ROBERT O. STEPHENSON	Chief Financial Officer	February 17, 2006
Robert O. Stephenson

DIRECTORS

/s/ BERNARD J. KORMAN	Chairman of the Board	February 17, 2006
Bernard J. Korman

/s/ THOMAS F. FRANKE	Director	February 17, 2006
Thomas F. Franke

/s/ HAROLD J. KLOOSTERMAN	Director	February 17, 2006
Harold J. Kloosterman

/s/ EDWARD LOWENTHAL	Director	February 17, 2006
Edward Lowenthal

/s/ C. TAYLOR PICKETT	Director	February 17, 2006
C. Taylor Pickett

/s/ STEPHEN D. PLAVIN	Director	February 17, 2006
Stephen D. Plavin

I-5