Form 10-Q
period 2006-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2006-05-09
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

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
Yes X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)
Large accelerated filer  Accelerated filer  X   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 2006.

Common Stock, $.10 par value 57,992,789
(Class)     (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2006

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2006 (unaudited) and December 31, 2005	2

	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2006 and 2005	4

	Notes to Consolidated Financial Statements
	March 31, 2006 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II	Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Real estate properties
Land and buildings at cost	$1,057,936	$996,127
Less accumulated depreciation	(164,438)	(157,255)
Real estate properties - net	893,498	838,872
Mortgage notes receivable - net	42,577	104,522
	936,075	943,394
Other investments - net	25,985	23,490
	962,060	966,884
Assets held for sale - net	1,863	1,243
Total investments	963,923	968,127

Cash and cash equivalents	403	3,948
Accounts receivable	6,495	5,885
Other assets	14,091	37,769
Total assets	$984,912	$1,015,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$4,500	$58,000
Unsecured borrowings - net	484,743	505,429
Other long-term borrowings	41,800	2,800
Accrued expenses and other liabilities	24,262	19,563
Operating liabilities for owned properties	53	256
Total liabilities	555,358	586,048

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	670,418	663,607
Cumulative net earnings	234,582	227,701
Cumulative dividends paid	(551,726)	(536,041)
Cumulative dividends - redemption	(43,067)	(43,067)
Unamortized restricted stock awards	—	(1,167)
Accumulated other comprehensive income	859	160
Total stockholders’ equity	429,554	429,681
Total liabilities and stockholders’ equity	$984,912	$1,015,729

Note - The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Rental income	$28,933	$21,748
Mortgage interest income	1,184	1,956
Other investment income - net	525	297
Miscellaneous	109	3,165
Total operating revenues	30,751	27,166

Expenses
Depreciation and amortization	7,518	5,697
General and administrative	2,349	2,112
Total operating expenses	9,867	7,809

Income before other income and expense	20,884	19,357
Other income (expense):
Interest and other investment income	113	41
Interest	(9,609)	(6,774)
Interest - amortization of deferred financing costs	(643)	(506)
Interest - refinancing costs	(3,485)	-
Total other expense	(13,624)	(7,239)

Income from continuing operations	7,260	12,118
Loss from discontinued operations	(379)	(2,814)
Net income	6,881	9,304
Preferred stock dividends	(2,481)	(3,559)
Net income available to common	$4,400	$5,745

Income per common share:
Basic:
Income from continuing operations	$0.08	$0.17
Net income	$0.08	$0.11
Diluted:
Income from continuing operations	$0.08	$0.17
Net income	$0.08	$0.11

Dividends declared and paid per common share	$0.23	$0.20

Weighted-average shares outstanding, basic	57,412	50,928
Weighted-average shares outstanding, diluted	57,474	51,313

Components of other comprehensive income:
Net income	$6,881	$9,304
Unrealized Gain (loss) on investments and hedging contracts	699	(1,961)
Total comprehensive income	$7,580	$7,343

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$6,881	$9,304
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	7,527	6,253
Provision for impairment on real estate properties (including amounts in discontinued operations)	121	3,700
Refinancing costs	3,485	—
Amortization of deferred financing costs	643	506
Loss on assets sold - net	248	37
Restricted stock amortization expense	293	285
Other	(10)	(87)
Net change in accounts receivable	(610)	940
Net change in other assets	1,774	(2,856)
Net change in operating assets and liabilities	4,519	4,458
Net cash provided by operating activities	24,871	22,540

Cash flows from investing activities
Acquisition of real estate	—	(58,053)
Proceeds from sale of real estate investments	—	6,931
Capital improvements and funding of other investments	(1,359)	(1,327)
Proceeds from other investments	6,801	764
Investments in other investments	(8,587)	(311)
Collection of mortgage principal	196	60,121
Net cash (used in) provided by investing activities	(2,949)	8,125

Cash flows from financing activities
Proceeds from credit facility borrowings	19,200	47,000
Payments on credit facility borrowings	(72,700)	(62,000)
Receipts from other long-term borrowings	39,000	—
Prepayment of re-financing penalty	(755)	—
Receipts from dividend reinvestment plan	7,588	124
Receipts/(payments) from exercised options - net	225	(458)
Dividends paid	(15,685)	(17,372)
Payment on common stock offering	(154)	(28)
Deferred financing costs paid	(2,186)	(168)
Net cash used in financing activities	(25,467)	(32,902)

(Decrease) increase in cash and cash equivalents	(3,545)	(2,237)
Cash and cash equivalents at beginning of period	3,948	12,083
Cash and cash equivalents at end of period	$403	$9,846
Interest paid during the period	$1,684	$3,996

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. (“Omega” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2005 financial statements for consistency with the presentation adopted for 2006. Such reclassifications have no effect on previously reported earnings or equity.

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We adopted FAS No. 123R on January 1, 2006.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries and one variable interest entity (“VIE”) for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, addresses the consolidation by business enterprises of VIEs. As a result of the adoption of FIN 46R, we consolidate all VIEs for which we are the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46R requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

In accordance with FIN 46R, we determined that we were the primary beneficiary of one VIE. This VIE is derived from a financing relationship entered into between Omega and one company that is engaged in the ownership and rental of six skilled nursing facilities (“SNFs”) and one assisted living facility (“ALF”). The consolidation of the VIE as of March 31, 2006 resulted in an increase in our consolidated total assets (primarily real estate) and liabilities (primarily indebtedness) of approximately $39.0 million. The creditors of the VIE do not have recourse to our assets.

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

The table below summarizes our number of properties and investment by category for the three months ended March 31, 2006:

		Mortgage		Total
	Leased	Notes	Facilities	Healthcare
Facility Count	Property	Receivable	Held for Sale	Facilities
Balance at December 31, 2005	192	32	3	227
Properties sold/mortgages paid	-	-	(1)	(1)
Properties transferred to assets held for sale	(1)	-	1	-
Properties transferred to purchase/leaseback	7	(7)	-	-
Balance at March 31, 2006	198	25	3	226

Investment ($000’s)
Balance at December 31, 2005	$996,127	$104,522	$1,243	$1,101,892
Properties sold/mortgages paid	-	(39,000)	(245)	(39,245)
Properties transferred to assets held for sale	(865)	-	865	-
Properties transferred to purchase/leaseback	61,750	(22,750)	-	39,000
Impairment on properties	(121)	-	-	(121)
Capital expenditures and other	1,045	(195)	-	850
Balance at March 31, 2006	$1,057,936	$42,577	$1,863	$1,102,376

Leased Property

Our leased real estate properties, represented by 196 long-term care facilities and two rehabilitation hospitals at March 31, 2006, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the Consumer Price Index (“CPI”). Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Set forth below is a summary of the transactions that occurred in the three months ended March 31, 2006.

Haven Eldercare, LLC

•
During the three months ending March 31, 2006, Haven Eldercare, LLC (“Haven”), an existing operator of ours, entered into a $39 million first mortgage loan with General Electric Capital Corporation (“GE Loan”). Haven used the $39 million of proceeds to partially repay on a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of our remaining $23 million of the mortgage note, due in October 2012, to that of the GE Loan. As a result of this transaction, the interest rate on our remaining mortgage note to Haven rose from 10% to approximately 15%, with annual escalators.

•
In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements. The consolidation resulted in the following changes to our consolidated balance sheet as of March 31, 2006: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $0.4 million; (3) an increase in other long-term borrowings of $39.0 million; and (4) a reduction of $0.4 million in cumulative net earnings for the three months ended March 31, 2006 due to the increased depreciation expense. General Electric Capital Corporation and Haven’s other creditors do not have recourse to our assets. We have an option to purchase the mortgaged facilities for a fixed price in 2012. Our results of operations will reflect the effects of the consolidation of this entity, which will be accounted for similarly to our other purchase-leaseback transactions.

Acquisitions

•	There were no acquisitions made during the three months ended March 31, 2006.

Assets Sold or Held for Sale

Assets Sold

•	On March 31, 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

Held for Sale

•
During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that is currently under contract to be sold in the second quarter of 2006.

Mortgage Notes Receivable

Mortgage notes receivable relate to 25 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in five states, operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of March 31, 2006, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.

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

During the three months ending March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay on a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan (see Note - 2 Properties; Leased Property).

NOTE 3 - CONCENTRATION OF RISK

As of March 31, 2006, our portfolio of domestic investments consisted of 226 healthcare facilities, located in 27 states and operated by 35 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at March 31, 2006, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 196 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 25 long-term healthcare facilities and three facilities held for sale. At March 31, 2006, we also held miscellaneous investments of approximately $26 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2006, approximately 25% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc. (“Sun”) (15%) and Advocat Inc. (10%). Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (17%), Haven (11%), Guardian LTC Management, Inc. (7%) and Essex Healthcare Corporation (7%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (25%), Florida (10%) and Pennsylvania (9%) at March 31, 2006.

For the three-month period ended March 31, 2006, our revenues from operations totaled $30.8 million, of which approximately $5.8 million were from Sun (19%) and $4.6 million from CommuniCare (15%). No other operator generated more than 11% of our revenues from operations.

NOTE 4 - DIVIDENDS

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our $200 million revolving senior secured credit facility (“Credit Facility”) has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative funds from operations (“FFO”) as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status. The Loan Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.

Common Dividends

On April 18, 2006, the Board of Directors declared a common stock dividend of $0.24 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid May 15, 2006 to common stockholders of record on April 28, 2006.

On January 17, 2006, the Board of Directors declared a common stock dividend of $0.23 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2006 to common stockholders of record on January 31, 2006.

Series D Preferred Dividends

On April 18, 2006, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on April 28, 2006. The stockholders of record of the Series D Preferred Stock on April 28, 2006 will be paid dividends in the amount of $0.52344 per preferred share on May 15, 2006. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2006 through April 30, 2006.

On January 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 15, 2006 to preferred stockholders of record on January 31, 2006.

NOTE 5 - TAXES

As a qualified REIT, as long as we distribute 100% of our taxable income, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of March 31, 2006 of $10.1 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 6 - STOCK-BASED COMPENSATION

Stock Options

Prior to January 1, 2006, we accounted for stock based compensation using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, we adopted FAS No. 123R using the modified prospective method. Accordingly, we have not restated prior period amounts. The additional expense to be recorded in 2006 as a result of this adoption is approximately $3 thousand. Under the provisions of FAS No. 123R, the “Unamortized restricted stock awards” line on our consolidated balance sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, in the 2006 first quarter, the amount that had been on the “Unamortized restricted stock awards” line was reversed through the “Common stock and additional paid-in-capital” line on our consolidated balance sheet. Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers, employees and consultants are eligible to participate in the 2000 Plan. At March 31, 2006, there were outstanding options for 52,581 shares of common stock granted to eight eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of March 31, 2006, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At March 31, 2006, under the 2000 Plan, there were options for 50,912 shares of common stock granted to eight participants currently exercisable with a weighted-average exercise price of $13.58, with exercise prices ranging from $2.96 to $37.20. There were 559,960 shares available for future grants as of March 31, 2006. A breakdown of the options outstanding under the 2000 Plan as of March 31, 2006, by price range, is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.96 -$3.81	11,918	$3.41	5.76	11,918	$3.41
$6.02 -$9.33	22,330	$6.67	6.31	20,661	$6.46
$20.25 -$37.20	18,333	$28.23	2.43	18,333	$28.23

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of March 31, 2006, a total of 346,535 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of March 31, 2006, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

At March 31, 2006, the only options outstanding to purchase shares of our common stock were options issued under our 2000 Plan for 52,581 shares of common stock. For the quarter ended March 31, 2006, no options were granted under any of our stock incentive plans. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares		Exercise Price	Weighted- Average Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2005	227,440	$$	2.760-37.205	$5.457	4.6
Granted during 1st quarter 2006
Exercised	(174,191)		2.760-9.330	2.979	—
Cancelled	(668)		22.452-22.452	22.452	—
Outstanding at March 31, 2006	52,581	$$	2.960-37.205	$13.448	4.4

Vested at March 31, 2006	50,912	$$	2.960-37.205	$13.583	4.3

Non-Vested Options	Number of Shares		Exercise Price	Weighted- Average Price	Weighted-Average Remaining Contractual Term
Non-vested at December 31, 2005	74,985	$$	2.760-9.330	$3.200	7.0
Vested during 1st quarter 2006	(73,316)		2.760-9.330	3.059	—
Non-vested at March 31, 2006	1,669	$$	9.330-9.330	$9.330	7.8

Cash received from exercise under all stock-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $0.9 million and $0.1 million, respectively. Cash used to settle equity instruments granted under stock-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $0.7 million and $0.5 million, respectively.

In 2005, we accounted for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123R to our stock-based compensation.

The reported and pro forma net income and earnings per share figures for 2006 in the table are the same because share-based compensation expense is calculated under the provisions of FAS No. 123R. The 2006 amounts are included in the table below to provide detail for comparative purposes to the 2005 amounts.

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Net income to common stockholders	$4,400	$5,745
Add: Stock-based compensation expense included in net income to common stockholders	293	285
	4,693	6,030
Less: Stock-based compensation expense determined under the fair value based method for all awards	293	348
Pro forma net income to common stockholders	$4,400	$5,682

Earnings per share:
Basic, as reported	$0.08	$0.11
Basic, pro forma	$0.08	$0.11
Diluted, as reported	$0.08	$0.11
Diluted, pro forma	$0.08	$0.11

Restricted Stock

On September 10, 2004, we entered into restricted stock agreements with four executive officers under the 2004 Plan. A total of 317,500 shares of restricted stock were granted, which equated to approximately $3.3 million of deferred compensation. The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the applicable restricted stock agreements). As a result of the grant, we recorded $0.3 million of non-cash compensation expense for the three-month period ended March 31, 2006.

For the three-month period ended March 31, 2006, we issued 1,390 shares of restricted common stock to each non-employee director and an additional 2,000 shares of restricted common stock to the Chairman of the Board under the 2004 Plan for a total of 8,950 shares. These shares represent a payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

As of March 31, 2006, there was $962 thousand of total unrecognized compensation cost related to these restricted stock awards.

Performance Restricted Stock Units

On September 10, 2004, we entered into performance restricted stock unit agreements with our four executive officers under the 2004 Plan. A total of 317,500 restricted stock units were issued under the 2004 Plan and will fully vest into shares of common stock when our company attains $0.30 per share of adjusted funds from operations (as defined in the applicable restricted stock unit agreements) for two (2) consecutive quarters, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the applicable restricted stock unit agreements). The performance restricted stock units expire on December 31, 2007 if the performance criteria has not been met. The issuance of restricted stock units has no impact on our calculation of diluted earnings per common share at this time; however, under our current method of accounting for stock-based compensation, the expense related to the restricted stock units will be recognized when it becomes probable that the vesting requirements will be met.

NOTE 7 - FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

On March 31, 2006, we entered into a new $200 million revolving senior secured credit facility (the “New Credit Facility”). The New Credit Facility is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes.

The New Credit Facility replaces our previous $200 million senior secured credit facility (the “Prior Credit Facility”), which has been terminated. We will realize a 125 basis point savings on LIBOR-based loans under the New Credit Facility, as compared to LIBOR-based loans under our Prior Credit Facility. The New Credit Facility matures on March 31, 2010, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million during our first two years.

For the three-month period ending March 31, 2006, we recorded a one-time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our Prior Credit Facility. At March 31, 2006, we had $4.5 million of borrowings outstanding under our New Credit Facility and $3.9 million was utilized for the issuance of letters of credit, leaving availability of $191.6 million. The $4.5 million of outstanding borrowings had a blended interest rate of 6.33% at March 31, 2006.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2006, we were in compliance with all property level and corporate financial covenants.

At March 31, 2005, there were no outstanding borrowings under our Prior Credit Facility.

$100 Million Aggregate Principal Amount of 6.95% Unsecured Notes Tender and Redemption

On December 16, 2005, we initiated a tender offer and consent solicitation for all of our outstanding $100 million aggregate principal amount 6.95% notes due 2007 (the “2007 Notes”). On December 30, 2005, we accepted for purchase 79.3% of the aggregate principal amount of the 2007 Notes outstanding that were tendered. On December 30, 2005, our Board of Directors also authorized the redemption of all outstanding 2007 Notes that were not otherwise tendered. On December 30, 2005, upon our irrevocable funding of the full redemption price for the 2007 Notes and certain other acts required by the Indenture governing the 2007 Notes, the Trustee of the 2007 Notes certified in writing to us (the “Certificate of Satisfaction and Discharge”) that the Indenture was satisfied and discharged as of December 30, 2005, except for certain administrative provisions. In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“FAS 140”) we removed 79.3% of the aggregate principal amount of the 2007 Notes, which were tendered in our tender offer and consent solicitation, and the corresponding portion of the funds held in trust by the Trustee to pay the tender price from our balance sheet and recognized $2.8 million of additional interest expense associated with the tender offer. On January 18, 2006, we completed the redemption of the remaining 2007 Notes not otherwise tendered. Accordingly, we reduced other assets, representing the funds deposited with the Trustee, and unsecured borrowings by $21 million. In connection with the redemption and in accordance with FAS 140, we recognized $0.8 million of additional interest expense in the first quarter of 2006. As of January 18, 2006, none of the 2007 Notes remained outstanding.

Other Long-Term Borrowings

During the three months ending March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan. In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million. The loan has an interest rate of approximately 7 percent and is due in 2012. The lender of the $39.0 million does not have recourse to our assets (see Note - 2 Properties; Leased Property).

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

We and several of our wholly-owned subsidiaries have been named as defendants in professional liability claims related to our former owned and operated facilities. Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants. The majority of these lawsuits representing the most significant amount of exposure were settled in 2004. There currently is one lawsuit pending that is in the discovery stage, and we are unable to predict the likely outcome of this lawsuit at this time

NOTE 9 - DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2006 or currently classified as held-for-sale as income from discontinued operations for all periods presented. We incurred a net loss from discontinued operations of approximately $0.4 million for the three months ending March 31, 2006.

The following table summarizes the results of operations of facilities sold or held-for-sale during the three-month period ended March 31, 2006 and 2005, respectively.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Revenues
Rental income	$—	$1,467
Other income	—	$12
Subtotal revenues	—	1,479
Expenses
Depreciation and amortization	9	556
General and administrative	1	—
Provision for impairment	121	3,700
Subtotal expenses	131	4,256

Income (loss) before loss on sale of assets	(131)	(2,777)
Loss on assets sold - net	(248)	(37)
Loss from discontinued operations	$(379)	$(2,814)

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

For the three-month periods ended March 31, 2006 and 2005, the dilutive effect from stock options was immaterial.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2005;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Overview

At March 31, 2006, our portfolio of domestic investments consisted of 226 healthcare facilities, located in 27 states and operated by 35 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at March 31, 2006, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 196 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 25 long-term healthcare facilities and three long-term healthcare facilities that are currently held for sale. At March 31, 2006, we also held other investments of approximately $26 million, consisting primarily of secured loans to third-party operators of our facilities.

Medicare Reimbursement

All of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry. Our lessees and mortgagors, as well as any facilities that may be owned and operated for our own account from time to time, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change.

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

The Deficit Reduction Act contains a provision reducing payments to SNFs for allowable bad debts. Previously, Medicare reimbursed SNFs for 100% of beneficiary bad debt arising from unpaid deductibles and coinsurance amounts. In 2003, CMS released a proposed rule seeking to reduce bad debt reimbursement rates for certain providers, including SNFs, by 30% over a three-year period. CMS never finalized its 2003 proposal. The Deficit Reduction Act reduces payments to SNFs for allowable bad debts by 30% effective October 1, 2005 for those individuals not dually eligible for Medicare and Medicaid. Bad debt payments for the dually eligible population will remain at 100%. These reductions in Medicare payments for bad debt could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

The inflation-adjusted therapy caps are set at $1,740 for 2006. These caps do not apply to therapy services covered under Medicare Part A in a SNF, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. The Deficit Reduction Act permits exceptions in 2006 for therapy services to exceed the caps when the therapy services are deemed medically necessary by the Medicare program. The implementation of the therapy caps could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

The Deficit Reduction Act includes $4.7 billion in savings from Medicaid and the State Children’s Health Insurance Program over five years. The Deficit Reduction Act gives states the option to increase Medicaid cost-sharing and reduce Medicaid benefits, accounting for an estimated $3.2 billion in federal savings over five years. The remainder of the Medicaid savings under the Deficit Reduction Act comes primarily from changes to prescription drug reimbursement ($3.9 billion in savings over five years) and tightened policies governing asset transfers ($2.4 billion in savings over five years).

Asset transfer policies, which determine Medicaid eligibility based on whether a Medicaid applicant has transferred assets for less than fair value, are more restrictive under the Deficit Reduction Act, which extends the look-back period to five years, moves the start of the penalty period and makes individuals with more than $500,000 in home equity ineligible for nursing home benefits (previously, the home was excluded as a countable asset for purposes of Medicaid eligibility). These changes could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent. Some states currently have statutes that are analogous to the federal False Claims Act. The Deficit Reduction Act encourages additional states to enact such legislation and encourages increased enforcement activity by permitting states to retain 10% of any recovery for that state’s Medicaid program if the enacted legislation is at least as rigorous as the federal False Claims Act. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

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

The Medicare Modernization Act, which is one example of such legislation, was enacted in December 2003. The significant expansion of other benefits for Medicare beneficiaries under this Act, such as the prescription drug benefit, could create financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts on our operators. Although the creation of a prescription drug benefit for Medicare beneficiaries was expected to generate fiscal relief for state Medicaid programs, the structure of the benefit and costs associated with its implementation may mitigate the relief for states that originally was anticipated.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 to our annual report on Form 10-K for the year ended December 31, 2005. Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

We have identified five significant accounting policies that we believe are critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant assumptions, judgments and estimates. With respect to these critical accounting policies, we believe the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The five critical accounting policies are:

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

Depreciation and Asset Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and improvements and three to ten years for furniture, fixtures and equipment. Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be permanently less than the carrying values of the assets. An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value. The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

During the three months ended March 31, 2006, we recognized an impairment loss associated with one facility of approximately $0.1 million.

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

Consolidation of Variable Interest Entities

Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, addresses the consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46R provides criteria that, if met, would create a VIE, which would then be subject to consolidation. If an entity is determined to be a VIE, the party deemed to be the primary beneficiary is required to consolidate the VIE. The primary beneficiary is the party that has the most variability in expected gains or losses of the VIE.

In order to determine which party is the primary beneficiary, we must calculate the expected losses and expected residual returns of the VIE. The analysis requires a projection of expected cash flows and the assignment of probabilities to each possible cash flow outcome. Estimating expected cash flows and assigning probabilities of each outcome of the VIE requires us to use significant judgment. If assumptions used to estimate the expected cash flows prove to be inaccurate, our conclusions regarding which party is the VIE’s primary beneficiary could be incorrect, resulting in us improperly consolidating the VIE when we are not the primary beneficiary or not consolidating the VIE when we are the primary beneficiary.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2006 and 2005

Operating Revenues

Our operating revenues for the three months ended March 31, 2006 totaled $30.8 million, an increase of $3.6 million, over the same period in 2005. The $3.6 million increase was primarily a result of new investments made throughout 2005 as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the three months ended March 31, 2006 are as follows:

•
Rental income was $28.9 million, an increase of $7.2 million over the same period in 2005. The increase was due to new leases entered into throughout 2005, scheduled contractual increases in rents, and from consolidation of a VIE.

•
Mortgage interest income totaled $1.2 million, a decrease of $0.8 million over the same period in 2005. The decrease was primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•
Miscellaneous revenue was $0.1 million, a decrease of $3.1 million over the same period in 2005. The decrease was due to contractual revenue owed to us as a result of a mortgage note prepayment in the first quarter of 2005.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 totaled $9.9 million, an increase of approximately $2.1 million over the same period in 2005. The increase was primarily due to $1.8 million of increased depreciation expense.

Detailed changes in our operating expenses for the three months ended March 31, 2006 are as follows:

•	Our depreciation and amortization expense was $7.5 million, compared to $5.7 million for the same period in 2005. The increase is due to new investments placed throughout 2005.
•	Our general and administrative expense, when excluding restricted stock amortization expense, was $2.1 million, compared to $1.8 million for the same period in 2005.

Other Income (Expense)

For the three months ended March 31, 2006, our total other net expenses were $13.6 million as compared to $7.2 million for the same period in 2005. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the three months ended March 31, 2006 was $9.6 million, compared to $6.8 million for the same period 2005. The increase of $2.8 million was primarily due to higher debt on our balance sheet versus the same period in 2005.

•
For the three months ended March 31, 2006, we recorded a $0.8 million non-cash charge associated with the redemption of the remaining 20.7% of our $100 million aggregate principal amount of 6.95% unsecured notes due 2007 not otherwise tendered in 2005.

•
For the three months ended March 31, 2006, we recorded a one time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our prior credit facility.

Loss from Discontinued Operations

Discontinued operations relate to properties we disposed of in 2006 or are currently held-for-sale and are accounted for as discontinued operations under SFAS No. 144. For the three months ended March 31, 2006, we sold one SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

We had three assets held for sale as of March 31, 2006 with a combined net book value of $1.9 million. During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value on one facility, currently under contract to be sold during the second quarter of 2006, to its sales price.

In accordance with SFAS No. 144, the $0.2 million realized net loss as well as the $0.1 million impairment charge is reflected in our consolidated statements of operations as discontinued operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2006, was $12.2 million, compared to $12.0 million, for the same period in 2005.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net income available to common	$4,400	$5,745
Add back loss from real estate dispositions	248	37
	4,648	5,782
Elimination of non-cash items included in net income:
Depreciation and amortization	7,527	6,253
Funds from operations available to common stockholders	$12,175	$12,035

Taxes

As a qualified REIT, as long as we distribute 100% of our taxable income, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.

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

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the three months ended March 31, 2006.

Haven Eldercare, LLC

•
During the three months ending March 31, 2006, Haven Eldercare, LLC (“Haven”), an existing operator of ours, entered into a $39 million first mortgage loan with General Electric Capital Corporation (“GE Loan”). Haven used the $39 million of proceeds to partially repay on a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of our remaining $23 million on the mortgage note, due in October 2012, to that of the GE Loan. As a result of this transaction, the interest rate on our remaining mortgage note to Haven rose from 10% to approximately 15%, with annual escalators.

•
In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements. The consolidation resulted in the following changes to our consolidated balance sheet as of March 31, 2006: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $0.4 million; (3) an increase in other long-term borrowings of $39.0 million; and (4) a reduction of $0.4 million in cumulative net earnings for the three months ended March 31, 2006 due to the increased depreciation expense. General Electric Capital Corporation and Haven’s other creditors do not have recourse to our assets. Our results of operations will reflect the effects of the consolidation of this entity which will be accounted for similarly to our other purchase-leaseback transactions.

Assets Sold

•	On March 31, 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

Held for Sale

•
During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value of one facility that is currently under contract to be sold in the second quarter of 2006, to its sales price.

Liquidity and Capital Resources

At March 31, 2006, we had total assets of $984.9 million, stockholders’ equity of $429.6 million and debt of $531.0 million, which represents approximately 55.3% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$531,300	$390	$850	$5,460	$524,600
Other long-term liabilities	674	231	443	-	-
Total	$531,974	$621	$1,293	$5,460	$524,600

(1)
The $531.3 million includes $4.5 million in borrowings under the new $200 million revolving senior secured credit facility that matures in March 2010, $310 million aggregate principal amount of 7.0% Senior Notes due 2014 and $175 million aggregate principal amount of 7% Senior Notes due 2016. It also includes Haven’s $39 million first mortgage with General Electric Capital Corporation that expires in 2012.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

On March 31, 2006, we entered into a new $200 million revolving senior secured credit facility (the “New Credit Facility”). The New Credit Facility is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes.

The New Credit Facility replaces our previous $200 million senior secured credit facility (the “Prior Credit Facility”), which has been terminated. We will realize a 125 basis point savings on LIBOR-based loans under the New Credit Facility, as compared to LIBOR-based loans under our Prior Credit Facility. The New Credit Facility matures on March 31, 2010, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million during our first two years.

For the three-month period ending March 31, 2006, we recorded a one-time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our Prior Credit Facility. At March 31, 2006, we had $4.5 million of borrowings outstanding under our New Credit Facility and $3.9 million was utilized for the issuance of letters of credit, leaving availability of $191.6 million. The $4.5 million of outstanding borrowings had a blended interest rate of 6.33% at March 31, 2006.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2006, we were in compliance with all property level and corporate financial covenants.

At March 31, 2005, there were no outstanding borrowings under our Prior Credit Facility.

$100 Million Aggregate Principal Amount of 6.95% Unsecured Notes Tender and Redemption

On December 16, 2005, we initiated a tender offer and consent solicitation for all of our outstanding $100 million aggregate principal amount 6.95% notes due 2007 (the “2007 Notes”). On December 30, 2005, we accepted for purchase 79.3% of the aggregate principal amount of the 2007 Notes outstanding that were tendered. On December 30, 2005, our Board of Directors also authorized the redemption of all outstanding 2007 Notes that were not otherwise tendered. On December 30, 2005, upon our irrevocable funding of the full redemption price for the 2007 Notes and certain other acts required by the Indenture governing the 2007 Notes, the Trustee of the 2007 Notes certified in writing to us (the “Certificate of Satisfaction and Discharge”) that the Indenture was satisfied and discharged as of December 30, 2005, except for certain administrative provisions. In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“FAS 140”) we removed 79.3% of the aggregate principal amount of the 2007 Notes, which were tendered in our tender offer and consent solicitation, and the corresponding portion of the funds held in trust by the Trustee to pay the tender price from our balance sheet and recognized $2.8 million of additional interest expense associated with the tender offer. On January 18, 2006, we completed the redemption of the remaining 2007 Notes not otherwise tendered. In connection with the redemption and in accordance with FAS 140, we recognized $0.8 million of additional interest expense in the first quarter of 2006. As of January 18, 2006, none of the 2007 Notes remained outstanding.

Other Long-Term Borrowings

During the three months ending March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan. In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million. The loan has an interest rate of approximately seven percent and is due in 2012. The lender of the $39.0 million does not have recourse to our assets (see Note - 2 Properties; Leased Property).

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our $200 million New Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative funds from operations (“FFO”) as defined in the loan agreement governing the New Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status. The Loan Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.

Common Dividends

On April 18, 2006, the Board of Directors declared a common stock dividend of $0.24 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid May 15, 2006 to common stockholders of record on April 28, 2006.

On January 17, 2006, the Board of Directors declared a common stock dividend of $0.23 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2006 to common stockholders of record on January 31, 2006.

Series D Preferred Dividends

On April 18, 2006, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on April 28, 2006. The stockholders of record of the Series D Preferred Stock on April 28, 2006 will be paid dividends in the amount of $0.52344 per preferred share on May 15, 2006. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2006 through April 30, 2006.

On January 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 15, 2006 to preferred stockholders of record on January 31, 2006.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our New Credit Facility and expected proceeds from mortgage payoffs are more than adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $0.4 million as of March 31, 2006, a decrease of $3.5 million as compared to the balance at December 31, 2005. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $24.9 million for the three months ended March 31, 2006, as compared to $22.5 million for the same period in 2005. The $2.4 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2005, and (ii) normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was an outflow of $2.9 million for the three months ended March 31, 2006, as compared to an inflow of $8.1 million for the same period in 2005. The $11.1 million change in investing cash outflow was primarily due to: (i) a $60.0 million mortgage payoff in 2005; (ii) $6.9 million collected from the sale of real estate in 2005; (iii) partially offset by $58.1 million of incremental acquisitions completed during the first quarter of 2005 as compared to the same period in 2006.

Financing Activities - Net cash flow from financing activities was an outflow of $25.5 million for the three months ended March 31, 2006 as compared to an outflow of $32.9 million for the same period in 2005. The change in financing cash outflow of $7.4 million was primarily a result of net repayments of $53.5 million on our New Credit Facility in 2006 versus net repayments of $15.0 million on our Prior Credit Facility in 2005. The financial cash outflow was partially offset by $39.0 million of proceeds received in a Haven transaction and $7.5 million of incremental optional cash purchases of our common stock through our dividend reinvestment and common stock purchase plan for the three months ended March 31, 2006 as compared to the same time period in 2005.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2006. For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2005.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of March 31, 2006.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

See Note 8 - Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A- Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2005 with the Securities and Exchange Commission on February 17, 2006, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol “OHI.” During the three months ended March 31, 2006, we purchased 1,966 shares of our common stock from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
January 1, 2006 to January 31, 2006	1,966	$12.59	-	$-
February 1, 2006 to February 28, 2006	-	-	-	-
March 1, 2006 to March 31, 2006	-	-	-	-
Total	1,966	$12.59	-	$-

(1) Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

Item 6 - Exhibits

Exhibit No.	Description
10.1

Credit Agreement, dated as of March 31, 2006, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, Texas Lessor- Stonegate, LP, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to the Current Report on Form 8-K filed on April 5, 2006).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: May 9, 2006                         By: /S/ C. TAYLOR PICKETT
                   C. Taylor Pickett
                   Chief Executive Officer

Date: May 9, 2006                           By: /S/ ROBERT O. STEPHENSON
                   Robert O. Stephenson
                  Chief Financial Officer