Form 10-Q
period 2006-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2006-08-04
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

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
Yes X     No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)
Large accelerated filer __         Accelerated filer  X           Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  __      No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2006.

Common Stock, $.10 par value               58,866,857
(Class)     (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Real estate properties
Land and buildings at cost	$1,060,226	$996,127
Less accumulated depreciation	(171,948)	(157,255)
Real estate properties - net	888,278	838,872
Mortgage notes receivable - net	32,381	104,522
	920,659	943,394
Other investments - net	29,060	23,490
	949,719	966,884
Assets held for sale - net	248	1,243
Total investments	949,967	968,127

Cash and cash equivalents	14,053	3,948
Accounts receivable	6,342	5,885
Other assets	13,998	37,769
Total assets	$984,360	$1,015,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$58,000
Unsecured borrowings - net	484,739	505,429
Other long-term borrowings	41,800	2,800
Accrued expenses and other liabilities	22,399	19,563
Operating liabilities for owned properties	125	256
Total liabilities	549,063	586,048

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	680,443	663,607
Cumulative net earnings	245,843	227,701
Cumulative dividends paid	(568,150)	(536,041)
Cumulative dividends - redemption	(43,067)	(43,067)
Unamortized restricted stock awards	—	(1,167)
Accumulated other comprehensive income	1,740	160
Total stockholders’ equity	435,297	429,681
Total liabilities and stockholders’ equity	$984,360	$1,015,729

Note - The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Rental income	$29,042	$22,514	$57,975	$44,262
Mortgage interest income	1,154	1,240	2,338	3,196
Other investment income - net	533	385	1,058	682
Miscellaneous	332	1,146	441	4,312
Total operating revenues	31,061	25,285	61,812	52,452

Expenses
Depreciation and amortization	7,542	6,044	15,060	11,742
General and administrative	2,313	2,123	4,662	4,235
Provision for uncollectible mortgages, notes and accounts receivable	-	83	-	83
Leasehold expiration expense	-	750	-	750
Total operating expenses	9,855	9,000	19,722	16,810

Income before other income and expense	21,206	16,285	42,090	35,642
Other income (expense):
Interest and other investment income	69	24	182	65
Interest	(9,447)	(6,948)	(19,056)	(13,722)
Interest - amortization of deferred financing costs	(431)	(525)	(1,074)	(1,031)
Interest - refinancing costs	-	-	(3,485)	-
Provision for impairment on equity securities	-	(3,360)	-	(3,360)
Total other expense	(9,809)	(10,809)	(23,433)	(18,048)

Income from continuing operations	11,397	5,476	18,657	17,594
(Loss) from discontinued operations	(136)	(3,219)	(515)	(6,033)
Net income	11,261	2,257	18,142	11,561
Preferred stock dividends	(2,481)	(2,864)	(4,962)	(6,423)
Preferred stock conversion and redemption charges	-	(2,013)	-	(2,013)
Net income (loss) available to common	$8,780	$(2,620)	$13,180	$3,125

Income (loss) per common share:
Basic:
Income from continuing operations	$0.15	$0.01	$0.24	$0.18
Net income (loss)	$0.15	$(0.05)	$0.23	$0.06
Diluted:
Income from continuing operations	$0.15	$0.01	$0.24	$0.18
Net income (loss)	$0.15	$(0.05)	$0.23	$0.06

Dividends declared and paid per common share	$0.24	$0.21	$0.47	$0.41

Weighted-average shares outstanding, basic	58,158	51,031	57,787	50,980
Weighted-average shares outstanding, diluted	58,237	51,365	57,858	51,339

Components of other comprehensive income:
Net income	$11,261	$2,257	$18,142	$11,561
Unrealized gain on investments	881	-	1,580	-
Total comprehensive income	$12,142	$2,257	$19,722	$11,561

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$18,142	$11,561
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	15,069	12,793
Provision for impairment on real estate properties (including amounts in discontinued operations)	121	3,700
Provision for uncollectible mortgages, notes and accounts receivable	—	83
Provision for impairment on equity securities	—	3,360
Refinancing costs	3,485	—
Amortization of deferred financing costs	1,074	1,031
Loss on assets sold - net	381	4,202
Restricted stock amortization expense	585	571
Other	(23)	(1,516)
Net change in accounts receivable	(457)	1,541
Net change in other assets	1,598	135
Net change in operating assets and liabilities	2,708	(3,078)
Net cash provided by operating activities	42,683	34,383

Cash flows from investing activities
Acquisition of real estate	—	(120,696)
Proceeds from sale of real estate investments	657	24,995
Cash in transit from sale	—	(12,689)
Capital improvements and funding of other investments	(3,649)	(1,338)
Proceeds from other investments	17,242	1,262
Investments in other investments	(20,339)	(5,897)
Collection of mortgage principal	10,392	60,492
Net cash provided by (used in) investing activities	4,303	(53,871)

Cash flows from financing activities
Proceeds from credit facility borrowings	48,200	168,000
Payments on credit facility borrowings	(106,200)	(81,500)
Receipts from other long-term borrowings	39,000	—
Prepayment of re-financing penalty	(755)	—
Receipts from dividend reinvestment plan	17,320	757
Receipts/(payments) from exercised options - net	225	(810)
Dividends paid	(32,109)	(28,134)
Redemption of preferred stock	—	(50,013)
Payment on common stock offering	(178)	(28)
Deferred financing costs paid	(2,384)	(333)
Net cash (used in) provided by financing activities	(36,881)	7,939

Increase (decrease) in cash and cash equivalents	10,105	(11,549)
Cash and cash equivalents at beginning of period	3,948	12,083
Cash and cash equivalents at end of period	$14,053	$534
Interest paid during the period	$12,644	$13,867

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2006

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. We adopted FAS No. 123R on January 1, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes,(“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries and one variable interest entity (“VIE”) for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), addresses the consolidation by business enterprises of VIEs. As a result of the adoption of FIN 46R, we consolidate all VIEs for which we are the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46R requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

In accordance with FIN 46R, we determined that we were the primary beneficiary of one VIE. This VIE is derived from a financing relationship entered into between Omega and one company that is engaged in the ownership and rental of six skilled nursing facilities (“SNFs”) and one assisted living facility (“ALF”). The consolidation of the VIE as of June 30, 2006 resulted in an increase in our consolidated total assets (primarily real estate) and liabilities (primarily indebtedness) of approximately $38.2 million. The creditors of the VIE do not have recourse to our assets.

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

The table below summarizes our number of properties and investment by category for the six months ended June 30, 2006:

		Mortgage		Total
	Leased	Notes	Facilities	Healthcare
Facility Count	Property	Receivable	Held for Sale	Facilities
Balance at December 31, 2005	192	32	3	227
Properties sold/mortgages paid	-	(15)	(3)	(18)
Properties transferred to assets held for sale	(1)	-	1	-
Properties transferred to purchase/leaseback	7	(7)	-	-
Balance at June 30, 2006	198	10	1	209

Investment ($000’s)
Balance at December 31, 2005	$996,127	$104,522	$1,243	$1,101,892
Properties sold/mortgages paid	-	(48,990)	(1,860)	(50,850)
Properties transferred to assets held for sale	(865)	-	865	-
Properties transferred to purchase/leaseback	61,750	(22,750)	-	39,000
Impairment on properties	(121)	-	-	(121)
Capital expenditures and other	3,335	(401)	-	2,934
Balance at June 30, 2006	$1,060,226	$32,381	$248	$1,092,855

Leased Property

Our leased real estate properties, represented by 196 long-term care facilities and two rehabilitation hospitals at June 30, 2006, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the

Consumer Price Index (“CPI”). Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Set forth below is a summary of the transactions that occurred in the six months ended June 30, 2006.

Haven Eldercare, LLC

•
During the three months ended March 31, 2006, Haven Eldercare, LLC (“Haven”), an existing operator of ours, entered into a $39 million first mortgage loan with General Electric Capital Corporation (“GE Loan”). Haven used the $39 million of proceeds to partially repay on a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of our remaining $23 million of the mortgage note, due in October 2012, to that of the GE Loan. As a result of this transaction, the interest rate on our remaining mortgage note to Haven rose from 10% to approximately 15%, with annual escalators.

•
In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements. The consolidation resulted in the following changes to our consolidated balance sheet as of June 30, 2006: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $0.8 million; (3) an increase in other long-term borrowings of $39.0 million; and (4) a reduction of $0.8 million in cumulative net earnings for the six months ended June 30, 2006 due to the increased depreciation expense. General Electric Capital Corporation and Haven’s other creditors do not have recourse to our assets. We have an option to purchase the mortgaged facilities for a fixed price in 2012. Our results of operations reflect the effects of the consolidation of this entity, which is being accounted for similarly to our other purchase-leaseback transactions.

Acquisitions

•	There were no acquisitions made during the three and six months ended June 30, 2006.

Assets Sold or Held for Sale

Assets Sold

•	On June 30, 2006, we sold two SNFs in California resulting in an accounting loss of approximately $0.1 million.

•	On March 31, 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

Held for Sale

•	At June 30, 2006, we had one asset held for sale with a net book value of approximately $0.2 million.

•
During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that was under contract to be sold that was subsequently sold during the second quarter of 2006.

Mortgage Notes Receivable

Mortgage notes receivable relate to 10 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in five states, operated by seven independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of June 30, 2006, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.

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

Hickory Creek Healthcare Foundation, Inc.

On June 16, 2006, we received approximately $10 million in proceeds on a mortgage loan payoff. We held mortgages on 15 facilities located in Indiana, representing 619 beds.

Haven Eldercare, LLC.

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay on a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan (see Note - 2 Properties; Leased Property).

NOTE 3 - CONCENTRATION OF RISK

As of June 30, 2006, our portfolio of domestic investments consisted of 209 healthcare facilities, located in 27 states and operated by 34 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at June 30, 2006, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 196 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 10 long-term healthcare facilities and one facility held for sale. At June 30, 2006, we also held miscellaneous investments of approximately $29 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2006, approximately 25% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc. (“Sun”) (15%) and Advocat Inc., (“Advocat”) (10%). Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (18%), Haven (11%), Guardian LTC Management, Inc. (7%) and Essex Healthcare Corporation (7%). No other operator represents more than 5% of our investments. The three states in which we had our highest concentration of investments were Ohio (25%), Florida (10%) and Pennsylvania (9%) at June 30, 2006.

For the three-month period ended June 30, 2006, our revenues from operations totaled $31.1 million, of which approximately $5.8 million were from Sun (19%), $4.6 million from CommuniCare (15%) and $3.2 million from Advocat (10%). For the six-month period ended June 30, 2006, our revenues from operations totaled $61.8 million, of which approximately $11.6 million were from Sun (19%), $9.2 million from CommuniCare (15%) and $6.3 million from Advocat (10%). No other operator generated more than 10% of our revenues from operations for the three- and six-month periods ended June 30, 2006.

Sun and Advocate are subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”) and are required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited interim financial information. Sun’s and Advocat’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for information purposes only, and you are encouraged to obtain Sun’s and Advocat’s publicly available filings from the Commission.

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

Common Dividends

On July 17, 2006, the Board of Directors announced a common stock dividend of $0.24 per share to be paid August 15, 2006 to common stockholders of record on July 31, 2006.

On April 18, 2006, the Board of Directors declared a common stock dividend of $0.24 per share, an increase of $0.01 per common share compared to the prior quarter. The common dividend was paid May 15, 2006 to common stockholders of record on April 28, 2006.

On January 17, 2006, the Board of Directors declared a common stock dividend of $0.23 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2006 to common stockholders of record on January 31, 2006.

Series D Preferred Dividends

On July 17, 2006, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 31, 2006. The stockholders of record of the Series D Preferred Stock on July 31, 2006 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2006. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2006 through July 31, 2006.

On April 18, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid May 15, 2006 to preferred stockholders of record on April 28, 2006.

On January 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 15, 2006 to preferred stockholders of record on January 31, 2006.

NOTE 5 - TAXES

As a qualified REIT, as long as we distribute 100% of our taxable income, we will not be subject to Federal income taxes on our income, and no provisions for Federal income taxes have been made. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of June 30, 2006 of $10.1 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 6 - STOCK-BASED COMPENSATION

Stock Options

Prior to January 1, 2006, we accounted for stock based compensation using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, we adopted FAS No. 123R using the modified prospective method. Accordingly, we have not restated prior period amounts. The additional expense to be recorded in 2006 as a result of this adoption is approximately $3 thousand. Under the provisions of FAS No. 123R, the “Unamortized restricted stock awards” line on our consolidated balance sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, for the six-month period ended June 30, 2006, the amount that had been on the “Unamortized restricted stock awards” line was reversed through the “Common stock and additional paid-in-capital” line on our consolidated balance sheet.

        Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers, employees and consultants are eligible to participate in the 2000 Plan. At June 30, 2006, there were outstanding options for 52,581 shares of common stock granted to eight eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of June 30, 2006, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At June 30, 2006, under the 2000 Plan, there were outstanding options for 50,912 shares of common stock granted to eight participants currently exercisable with a weighted-average exercise price of $13.58, with exercise prices ranging from $2.96 to $37.20. There were 559,960 shares available for future grants as of June 30, 2006. A breakdown of the options outstanding under the 2000 Plan as of June 30, 2006, by price range, is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.96 -$3.81	11,918	$3.41	5.51	11,918	$3.41
$6.02 -$9.33	22,330	$6.67	6.06	20,661	$6.46
$20.25 -$37.20	18,333	$28.23	2.02	18,333	$28.23

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of June 30, 2006, a total of 348,695 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of June 30, 2006, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

At June 30, 2006, the only options outstanding to purchase shares of our common stock were options issued under our 2000 Plan for 52,581 shares of common stock. For the quarter ended June 30, 2006, no options were granted under any of our stock incentive plans. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price		Weighted- Average Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2005	227,440	$$	2.760-37.205	$5.457	4.6
Granted during 1st quarter 2006
Exercised	(174,191)		2.760-9.330	2.979	—
Cancelled	(668)		22.452-22.452	22.452	—
Outstanding at March 31, 2006	52,581	$$	2.960-37.205	$13.448	4.4
Granted during 2nd quarter 2006
Exercised	—		—-—	—	—
Cancelled	—		—-—	—	—
Outstanding at June 30, 2006	52,581	$$	2.960-37.205	$13.448	4.2

Vested at June 30, 2006	50,912	$$	2.960-37.205	$13.583	4.0

Non-Vested Options	Number of Shares	Exercise Price		Weighted- Average Price	Weighted-Average Remaining Contractual Term
Non-vested at December 31, 2005	74,985	$$	2.760-9.330	$3.200	7.0
Vested during 1st quarter 2006	(73,316)		2.760-9.330	3.059	—
Non-vested at March 31, 2006	1,669	$$	9.330-9.330	$9.330	7.8
Vested during 2nd quarter 2006	—		—-—	—	—
Non-vested at June 30, 2006	1,669	$$	9.330-9.330	$9.330	7.5

Cash received from exercise under all stock-based payment arrangements for the six months ended June 30, 2006 and 2005 was $0.9 million and $0.1 million, respectively. Cash used to settle equity instruments granted under stock-based payment arrangements for the six months ended June 30, 2006 and 2005 was $0.7 million and $0.9 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net income (loss) to common stockholders	$8,780	$(2,620)	$13,180	$3,125
Add: Stock-based compensation expense included in net income (loss) to common stockholders	292	285	585	571
	9,072	(2,335)	13,765	3,696
Less: Stock-based compensation expense determined under the fair value based method for all awards	292	342	585	690
Pro forma net income (loss) to common stockholders	$8,780	$(2,677)	$13,180	$3,006
Earnings (loss) per share:
Basic, as reported	$0.15	$(0.05)	$0.23	$0.06
Basic, pro forma	$0.15	$(0.05)	$0.23	$0.06
Diluted, as reported	$0.15	$(0.05)	$0.23	$0.06
Diluted, pro forma	$0.15	$(0.05)	$0.23	$0.06

Restricted Stock

    On September 10, 2004, we entered into restricted stock agreements with four executive officers under the 2004 Plan. A total of 317,500 shares of restricted stock were granted, which equated to approximately $3.3 million of deferred compensation. The shares vest thirty-three and one-third percent

(33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the applicable restricted stock agreements). As a result of the grant, we recorded $0.3 million and $0.6 million of non-cash compensation expense for the three and six-month periods ended June 30, 2006 and 2005, respectively.

For the six-month period ended June 30, 2006, we issued 1,822 shares of restricted common stock to each non-employee director and an additional 2,000 shares of restricted common stock to the Chairman of the Board under the 2004 Plan for a total of 11,110 shares. These shares represent a payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

As of June 30, 2006, there was $670 thousand of total unrecognized compensation cost related to these restricted stock awards.

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

NOTE 7 - FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At June 30, 2006, we had no outstanding borrowings under our $200 million revolving senior secured credit facility (the “New Credit Facility”); however, $2.9 million was utilized for the issuance of letters of credit, leaving availability of $197.1 million. The New Credit Facility, entered into on March 31, 2006, is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes.

The New Credit Facility replaced our previous $200 million senior secured credit facility (the “Prior Credit Facility”), that was terminated on March 31, 2006. We will realize a 125 basis point savings on LIBOR-based loans under the New Credit Facility, as compared to LIBOR-based loans under our Prior Credit Facility. The New Credit Facility matures on March 31, 2010, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million during our first two years.

For the three-month period ending March 31, 2006, we recorded a one-time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our Prior Credit Facility.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of June 30, 2006, we were in compliance with all property level and corporate financial covenants.

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

Other Long-Term Borrowings

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan. In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million. The loan has an interest rate of approximately seven percent and is due in 2012. The lender of the $39.0 million does not have recourse to our assets (see Note - 2 Properties; Leased Property).

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

NOTE 9 - DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2006 or currently classified as held-for-sale as income from discontinued operations for all periods presented. We incurred a net loss from discontinued operations of approximately $0.1 million and $0.5 million for the three- and six-month periods ended June 30, 2006, respectively, in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of facilities sold or held-for-sale during the three and six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues
Rental income	$—	$1,430	$—	$2,896
Other income	—	12	—	24
Subtotal revenues	—	1,442	—	2,920
Expenses
Depreciation and amortization	—	496	9	1,051
General and administrative	3	—	4	—
Provision for impairment	—	—	121	3,700
Subtotal expenses	3	496	134	4,751

Income (loss) before loss on sale of assets	(3)	946	(134)	(1,831)
Loss on assets sold - net	(133)	(4,165)	(381)	(4,202)
Loss from discontinued operations	$(136)	$(3,219)	$(515)	$(6,033)

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

For the three- and six-month periods ended June 30, 2006 and 2005, the dilutive effect from stock options was immaterial.

NOTE 11 - SUBSEQUENT EVENTS

    On August 1, 2006, we completed a transaction with Litchfield Investment Company, LLC and its affiliates (“Litchfield”) to purchase 30 skilled nursing facilities and one independent living center for a total investment of approximately $171 million. The facilities total 3,847 beds and are located in the states of Colorado (5), Florida (7), Idaho (1), Louisiana (13), and Texas (5). The facilities were subject to master leases with three national healthcare providers, which are existing tenants of the Company. The tenants are Home Quality Management, Inc. (“HQM”), Nexion Health, Inc. (“Nexion”), and Peak Medical Corporation, which was acquired by Sun in December of 2005. We used a combination of cash on hand and $150 million of New Credit Facility borrowings to finance the Litchfield transaction.

    Simultaneously with the close of the purchase transaction, the seven HQM facilities were combined into an Amended and Restated Master Lease containing 13 facilities between us and HQM. In addition, the 18 Nexion facilities were combined into an Amended and Restated Master Lease containing 22 facilities between us and Nexion.

    We entered into a Master Lease, Assignment and Assumption Agreement with Litchfield on the six Sun facilities. These six facilities are currently under a master lease that expires on September 30, 2007.

    The total incremental annualized rent from the 31 facility transaction will be approximately $17.1 million.

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

Overview

At June 30, 2006, our portfolio of domestic investments consisted of 209 healthcare facilities, located in 27 states and operated by 34 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at June 30, 2006, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 196 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 10 long-term healthcare facilities and one long-term healthcare facility that is currently held for sale. At June 30, 2006, we also held other investments of approximately $29 million, consisting primarily of secured loans to third-party operators of our facilities.

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

On July 27, 2006, CMS posted a notice updating the payment rates to SNFs for fiscal year 2007 (October 1, 2006 to September 30, 2007). The market basket increase factor is 3.1% for 2007. CMS estimates that the payment update will increase aggregate payments to SNFs nationwide by approximately $560 million in fiscal year 2007 compared to 2006.

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

On February 8, 2006, the President signed into law a $39.7 billion budget reconciliation package called the Deficit Reduction Act of 2005 (“Deficit Reduction Act”) to lower the federal budget deficit. The Deficit Reduction Act includes estimated net savings of $8.3 billion from the Medicare program over 5 years.

The Deficit Reduction Act contained a provision reducing payments to SNFs for allowable bad debts. Previously, Medicare reimbursed SNFs for 100% of beneficiary bad debt arising from unpaid deductibles and coinsurance amounts. In 2003, CMS released a proposed rule seeking to reduce bad debt reimbursement rates for certain providers, including SNFs, by 30% over a three-year period. CMS never finalized its 2003 proposal. The Deficit Reduction Act reduced payments to SNFs for allowable bad debts by 30% effective October 1, 2005 for those individuals not dually eligible for Medicare and Medicaid. Bad debt payments for the dually eligible population will remain at 100%. These reductions in Medicare payments for bad debt could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

The Deficit Reduction Act also contained a provision governing the therapy caps that went into place under Medicare on January 1, 2006. The therapy caps limit the physical therapy, speech-language therapy and occupation therapy services that a Medicare beneficiary can receive during a calendar year. The therapy caps were in effect for calendar year 1999 and then suspended by Congress for three years. An inflation-adjusted therapy limit ($1,590 per year) was implemented in September of 2002, but then once again suspended in December of 2003 by the Medicare Modernization Act. Under the Medicare Modernization Act, Congress placed a two-year moratorium on implementation of the caps, which expired at the end of 2005.

The inflation-adjusted therapy caps are set at $1,740 for 2006. These caps do not apply to therapy services covered under Medicare Part A in a SNF, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under

Medicare Part B. The Deficit Reduction Act permitted exceptions in 2006 for therapy services to exceed the caps when the therapy services are deemed medically necessary by the Medicare program. The implementation of the therapy caps could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

In recent years, many states have announced actual or potential budget shortfalls, and many budget forecasts in 2006 could be similar. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid reimbursement rates, including rates paid to SNF and long-term care providers, or reductions in Medicaid enrollee benefits, including long-term care benefits. We cannot predict the extent to which Medicaid rate freezes, cuts or benefit reductions ultimately will be adopted, the number of states that will adopt them or the impact of such adoption on our operators. However, extensive Medicaid rate cuts, freezes or benefit reductions could have a material adverse effect on our operators’ liquidity, financial condition and operations, which could adversely affect their ability to make lease or mortgage payments to us.

The Deficit Reduction Act included $4.7 billion in estimated savings from Medicaid and the State Children’s Health Insurance Program over five years. The Deficit Reduction Act gives states the option to increase Medicaid cost-sharing and reduce Medicaid benefits, accounting for an estimated $3.2 billion in federal savings over five years. The remainder of the Medicaid savings under the Deficit Reduction Act comes primarily from changes to prescription drug reimbursement ($3.9 billion in savings over five years) and tightened policies governing asset transfers ($2.4 billion in savings over five years).

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

Fraud and Abuse Laws and Regulations

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, and failing to refund overpayments or improper payments. The federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. Penalties for healthcare fraud have been increased and expanded over recent years, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. The Office of the Inspector General for the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, continues to focus on the activities of SNFs in certain states in which we have properties.

In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these monetary incentives, these so-called ‘‘whistleblower’’ suits have become more frequent. Some states currently have statutes that are analogous to the federal False Claims Act. The Deficit Reduction Act encourages additional states to enact such legislation and may encourage increased enforcement activity by permitting states to retain 10% of any recovery for that state’s Medicaid program if the enacted legislation is at least as rigorous as the federal False Claims Act. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

Legislative and Regulatory Developments

Each year, legislative and regulatory proposals are introduced or proposed in Congress and state legislatures as well as by federal and state agencies that, if implemented, could result in major changes in the healthcare system, either nationally or at the state level. In addition, regulatory proposals and rules are released on an ongoing basis that may have major impacts on the healthcare system generally and the industries in which our operators do business. Legislative and regulatory developments can be expected to occur on an ongoing basis at the local, state and federal levels that have direct or indirect impacts on the policies governing the reimbursement levels paid to our facilities by public and private third-party payors, the costs of doing business and the threshold requirements that must be met for facilities to continue operation or to expand.

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

CMS also launched the Nursing Home Quality Initiative program in 2002, which requires nursing homes participating in Medicare to provide consumers with comparative information about the quality of care at the facility.  CMS plans to initiate a new Nursing Home Quality campaign this fall to be conducted over the next two years with the ultimate goal being improvement in quality of life and efficiency of care delivery. In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues. In addition, the reporting of such information could lead in the future to reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

In late 2005, CMS began soliciting public comments regarding a demonstration to examine pay-for-performance approaches in the nursing home setting that would offer financial incentives for facilities to deliver high quality care. In June 2006, Abt Associates published recommendations for CMS on how to design this demonstration project. The proposed three-year demonstration could begin as early as late 2006 or early 2007, with CMS inviting state agencies to participate in the project. Other proposals under consideration include efforts by individual states to control costs by decreasing state Medicaid reimbursements in the current or future fiscal years and federal legislation addressing various issues, such as improving quality of care and reducing medical errors throughout the health care industry. We cannot accurately predict whether specific proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

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

During the six months ended June 30, 2006, we recognized an impairment loss associated with one facility of approximately $0.1 million.

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

Three Months Ended June 30, 2006 and 2005

Operating Revenues

Our operating revenues for the three months ended June 30, 2006 totaled $31.1 million, an increase of $5.8 million, over the same period in 2005. The $5.8 million increase was primarily a result of new investments made throughout 2005 as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the three months ended June 30, 2006 are as follows:

•
Rental income was $29.0 million, an increase of $6.5 million over the same period in 2005. The increase was due to new leases entered into throughout 2005, scheduled contractual increases in rents, and from consolidation of a VIE.

•
Mortgage interest income totaled $1.2 million, a decrease of $0.1 million over the same period in 2005. The decrease was primarily the result of normal amortization and a $10 million loan payoff that occurred in the second quarter of 2006.

•
Miscellaneous revenue was $0.3 million, a decrease of $0.8 million over the same period in 2005. The decrease was due to contractual revenue owed to us and received in the second quarter of 2005 resulting from a mortgage note prepayment that occurred in the first quarter of 2005.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 totaled $9.9 million, an increase of approximately $0.9 million over the same period in 2005. The increase was primarily due to $1.5 million of increased depreciation expense partially offset by a 2005 leasehold expiration expense.

Detailed changes in our operating expenses for the three months ended June 30, 2006 versus the same period in 2005 are as follows:

•
Our depreciation and amortization expense was $7.5 million, compared to $6.0 million for the same period in 2005. The increase is due to new investments placed throughout 2005 and the consolidation of a VIE in 2006.

•
Our general and administrative expense, when excluding restricted stock amortization expense, was $2.0 million, compared to $1.8 million for the same period in 2005. The increase was primarily due to normal inflationary increases in goods and services.

•	In 2005, we recorded a $0.1 million provision for uncollectible notes receivable.
•	In 2005, we recorded a $0.8 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.

Other Income (Expense)

For the three months ended June 30, 2006, our total other net expenses were $9.8 million as compared to $10.8 million for the same period in 2005. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the three months ended June 30, 2006 was $9.4 million, compared to $6.9 million for the same period 2005. The increase of $2.5 million was primarily due to higher debt on our balance sheet versus the same period in 2005 and from consolidation of a VIE in 2006.

•
During the three months ended June 30, 2005, we recorded a $3.4 million provision for impairment on an equity security. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, the $3.4 million provision for impairment was to write-down our 760,000 share investment in Sun Healthcare Group, Inc.’s (“Sun”) common stock to its then current fair market value.

Six Months Ended June 30, 2006 and 2005

Operating Revenues

Our operating revenues for the six months ended June 30, 2006 totaled $61.8 million, an increase of $9.4 million, over the same period in 2005. The $9.4 million increase was primarily a result of new investments made throughout 2005 as well as scheduled contractual increases in rents. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the six months ended June 30, 2006 are as follows:

•
Rental income was $58.0 million, an increase of $13.7 million over the same period in 2005. The increase was due to new leases entered into throughout 2005, scheduled contractual increases in rents, and the consolidation of a VIE in 2006.

•
Mortgage interest income totaled $2.3 million, a decrease of $0.9 million over the same period in 2005. The decrease was primarily the result of normal amortization, a $60 million loan payoff that occurred in the first quarter of 2005 and a $10 million loan payoff that occurred in the second quarter of 2006.

•
Miscellaneous revenue was $0.4 million, a decrease of $3.9 million over the same period in 2005. The decrease was due to contractual revenue owed to us and received in the second quarter of 2005 resulting from a mortgage note prepayment that occurred in the first quarter of 2005.

Operating Expenses

Operating expenses for the six months ended June 30, 2006 totaled $19.7 million, an increase of approximately $2.9 million over the same period in 2005. The increase was primarily due to $3.3 million of increased depreciation expense partially offset by a 2005 leasehold termination expense.

Detailed changes in our operating expenses for the six months ended June 30, 2006 versus the same period in 2005 are as follows:

•
Our depreciation and amortization expense was $15.1 million, compared to $11.7 million for the same period in 2005. The increase is due to new investments placed throughout 2005 and the consolidation of a VIE in 2006.

•
Our general and administrative expense, when excluding restricted stock amortization expense, was $4.1 million, compared to $3.7 million for the same period in 2005. The increase was primarily due to normal inflationary increases in goods and services.

•	In 2005, we recorded a $0.1 million provision for uncollectible notes receivable.
•	In 2005, we recorded a $0.8 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.

Other Income (Expense)

For the six months ended June 30, 2006, our total other net expenses were $23.4 million as compared to $18.0 million for the same period in 2005. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the six months ended June 30, 2006 was $19.1 million, compared to $13.7 million for the same period 2005. The increase of $5.3 million was primarily due to higher debt on our balance sheet versus the same period in 2005 and from consolidation of a VIE in 2006.

•
For the six months ended June 30, 2006, we recorded a $0.8 million non-cash charge associated with the redemption of the remaining 20.7% of our $100 million aggregate principal amount of 6.95% unsecured notes due 2007 not otherwise tendered in 2005.

•
For the six months ended June 30, 2006, we recorded a one time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our prior credit facility.

•
During the six months ended June 30, 2005, we recorded a $3.4 million provision for impairment of an equity security. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, the $3.4 million provision for impairment was to write-down our 760,000 share investment in Sun’s common stock to its then current fair market value.

Loss from Discontinued Operations

Discontinued operations relate to properties we disposed of in 2006 or are currently held-for-sale and are accounted for as discontinued operations under SFAS No. 144. For the three and six months ended June 30, 2006, we sold two SNFs in California resulting in an accounting loss of approximately $0.1 million.

At June 30, 2006, we had one asset held for sale with a net book value of approximately $0.2 million.

During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that was under contract to be sold that was subsequently sold during the second quarter of 2006.

In accordance with SFAS No. 144, the $0.4 million realized net loss is reflected in our consolidated statements of operations as discontinued operations. See Note 9 - Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2006, was $16.5 million, compared to $8.1 million, for the same period in 2005.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)

Net income available to common	$8,780	$(2,620)	$13,180	$3,125
Add back loss from real estate dispositions	133	4,165	381	4,202
Sub-total	8,913	1,545	13,561	7,327
Elimination of non-cash items included in net income:
Depreciation and amortization	7,542	6,540	15,069	12,793
Funds from operations available to common stockholders	$16,455	$8,085	$28,630	$20,120

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

Portfolio Developments, New Investments and Recent Developments

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the six months ended June 30, 2006.

Hickory Creek Healthcare Foundation, Inc.

On June 16, 2006, we received approximately $10 million in proceeds on a mortgage loan payoff. We held mortgages on 15 facilities located in Indiana, representing 619 beds.

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

•
In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements. The consolidation resulted in the following changes to our consolidated balance sheet as of June 30, 2006: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $0.8 million; (3) an increase in other long-term borrowings of $39.0 million; and (4) a reduction of $0.8 million in cumulative net earnings for the six months ended June 30, 2006 due to the increased depreciation expense. General Electric Capital Corporation and Haven’s other creditors do not have recourse to our assets. Our results of operations reflect the effects of the consolidation of this entity, which is being accounted for similarly to our other purchase-leaseback transactions.

Assets Sold

•	On June 30, 2006, we sold two SNFs in California resulting in an accounting loss of approximately $0.1 million.

•	On March 31, 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

Held for Sale

•	We had one asset held for sale as of June 30, 2006 with a net book value of approximately $0.2 million.

•
During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that was under contract to be sold, which was subsequently sold during the second quarter of 2006.

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

Liquidity and Capital Resources

At June 30, 2006, we had total assets of $984.4 million, stockholders’ equity of $435.3 million and debt of $526.5 million, which represents approximately 54.7% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$526,800	$390	$850	$960	$524,600
Other long-term liabilities	616	231	385	-	-
Total	$527,416	$621	$1,235	$960	$524,600

(1)
The $526.8 million includes $310 million aggregate principal amount of 7% Senior Notes due 2014, $175 million aggregate principal amount of 7% Senior Notes due 2016 and Haven’s $39 million first mortgage with General Electric Capital Corporation that expires in 2012. As of June 30, 2006, there are no outstanding borrowings under the new $200 million revolving senior secured credit facility that matures in March 2010.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At June 30, 2006, we had no outstanding borrowings under our $200 million revolving senior secured credit facility (the “New Credit Facility”); however, $2.9 million was utilized for the issuance of letters of credit, leaving availability of $197.1 million. The New Credit Facility, entered into on March 31, 2006, is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust

Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes.

The New Credit Facility replaced our previous $200 million senior secured credit facility (the “Prior Credit Facility”) that was terminated on March 31, 2006. We will realize a 125 basis point savings on LIBOR-based loans under the New Credit Facility, as compared to LIBOR-based loans under our Prior Credit Facility. The New Credit Facility matures on March 31, 2010, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million during our first two years.

For the three-month period ending March 31, 2006, we recorded a one-time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our Prior Credit Facility.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of June 30, 2006, we were in compliance with all property level and corporate financial covenants.

$100 Million Aggregate Principal Amount of 6.95% Unsecured Notes Tender and Redemption

On December 16, 2005, we initiated a tender offer and consent solicitation for all of our outstanding $100 million aggregate principal amount 6.95% notes due 2007 (the “2007 Notes”). On December 30, 2005, we accepted for purchase the 79.3% of the aggregate principal amount of the 2007 Notes outstanding that were tendered. On December 30, 2005, our Board of Directors also authorized the redemption of all outstanding 2007 Notes that were not otherwise tendered. On December 30, 2005, upon our irrevocable funding of the full redemption price for the 2007 Notes and certain other acts required by the Indenture governing the 2007 Notes, the Trustee of the 2007 Notes certified in writing to us (the “Certificate of Satisfaction and Discharge”) that the Indenture was satisfied and discharged as of December 30, 2005, except for certain administrative provisions. In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“FAS 140”) we removed 79.3% of the aggregate principal amount of the 2007 Notes, which were tendered in our tender offer and consent solicitation, and the corresponding portion of the funds held in trust by the Trustee to pay the tender price from our balance sheet and recognized $2.8 million of additional interest expense associated with the tender offer. On January 18, 2006, we completed the redemption of the remaining 2007 Notes not otherwise tendered. Accordingly, we reduced other assets, representing the funds deposited with the Trustee, and unsecured borrowings by $21 million. In connection with the redemption and in accordance with FAS 140, we recognized $0.8 million of additional interest expense in the first quarter of 2006. As of January 18, 2006, none of the 2007 Notes remained outstanding.

Other Long-Term Borrowings

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan. In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million. The loan has an interest rate of approximately seven percent and is due in 2012. The lender of the $39.0 million does not have recourse to our assets. See Note - 2 Properties; Leased Property.

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

Common Dividends

On July 17, 2006, the Board of Directors announced a common stock dividend of $0.24 per share to be paid August 15, 2006 to common stockholders of record on July 31, 2006.

On April 18, 2006, the Board of Directors declared a common stock dividend of $0.24 per share, an increase of $0.01 per common share compared to the prior quarter. The common dividend was paid May 15, 2006 to common stockholders of record on April 28, 2006.

On January 17, 2006, the Board of Directors declared a common stock dividend of $0.23 per share, an increase of $0.01 per common share compared to the prior quarter. The common stock dividend was paid February 15, 2006 to common stockholders of record on January 31, 2006.

Series D Preferred Dividends

On July 17, 2006, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 31, 2006. The stockholders of record of the Series D Preferred Stock on July 31, 2006 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2006. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2006 through July 31, 2006.

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

Cash and cash equivalents totaled $14.1 million as of June 30, 2006, an increase of $10.1 million as compared to the balance at December 31, 2005. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $42.7 million for the six months ended June 30, 2006, as compared to $34.4 million for the same period in 2005. The $8.3 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2005 and (ii) normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was an inflow of $4.3 million for the six months ended June 30, 2006, as compared to an outflow of $53.9 million for the same period in 2005. The $58.2 million change in investing cash outflow was primarily due to: (i) an outflow of $120.7 million for acquisitions completed during the six months of 2005 as compared to the same period in 2006, (ii) a $60.0 million mortgage payoff in 2005 as compared to a $10.0 million mortgage payoff in 2006 and (iii) $0.7 million collected from the sale of real estate for the six months ended June 30, 2006 as compared to $12.3 million in 2005.

Financing Activities - Net cash flow from financing activities was an outflow of $36.9 million for the six months ended June 30, 2006 as compared to an inflow of $7.9 million for the same period in 2005. The increase in financing cash outflow of $44.8 million was primarily a result of net repayments of $58.0 million on our New Credit Facility in 2006 versus net borrowings of $86.5 million on our Prior Credit Facility in 2005. The financial cash outflow was partially offset by $39.0 million of proceeds received in a Haven transaction, $50.0 million redemption of the outstanding shares of Series B preferred stock in 2005 and $16.6 million of incremental optional cash purchases of our common stock through our dividend reinvestment and common stock purchase plan for the six months ended June 30, 2006 as compared to the same time period in 2005.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended June 30, 2006. For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2005.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, and based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of June 30, 2006.

Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4 - Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on May 25, 2006. Of the total number of common shares outstanding on April 21, 2006, a total of 57,992,789 were represented in person or by proxy at the Annual Meeting. Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a) To elect two nominees to serve as directors and to hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our stockholders voted to elect both nominees to serve as directors. Votes recorded, by nominee, were as follows:

Nominee	For	Against/Withheld
Bernard J. Korman	51,060,573	649,442
Thomas F. Franke	51,056,153	653,862

(b) To consider and vote upon a proposal to ratify the selection of Ernst & Young LLP as our independent auditor for the fiscal year 2006:

For	Against	Abstain
51,555,820	62,564	91,630

Item 5 - Other Information

    We entered into a contract of sale (the “Litchfield Contract”), dated as of May 5, 2006, between Laramie Associates, LLC, Casper Associates, LLC, North 12th Street Associates, LLC, North Union Boulevard Associates, LLC, Jones Avenue Associates, LLC, Litchfield Investment Company, L.L.C., Ustick Road Associates, LLC, West 24th Street Associates, LLC, North Third Street Associates, LLC, Midwestern Parkway Associates, LLC, North Francis Street Associates, LLC, West Nash Street Associates, LLC (as sellers) and OHI Asset (LA), LLC, NRS Ventures, L.L.C. and OHI Asset (CO), LLC (as buyers).

The Litchfield Contract provides for the purchase of thirty skilled nursing facilities and one independent living center from Litchfield Companies for approximately $171 million (the “Litchfield Transaction”). The facilities total 3,847 beds and are located in the states of Colorado (5), Florida (7),

Idaho (1), Louisiana (13), and Texas (5). The facilities were subject to master leases with three national healthcare providers, which are our existing tenants. The tenants are Home Quality Management, Inc., Nexion Health, Inc., and Peak Medical Corporation, which was acquired by Sun Healthcare Group, Inc. (“Sun”) in December of 2005. The Litchfield Contract provides for customary representations, warranties and indemnification provisions. The Litchfield Contract is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference. The total incremental annualized rent from the 31 facility transaction is approximately $17.1 million.

We closed the Litchfield Transaction on August 1, 2006. We used a combination of cash on hand and $150 million of borrowings under our $200 million revolving senior secured credit facility (the “New Credit Facility”), drawn on August 1, 2006, to finance the Litchfield transaction.

The New Credit Facility, entered into on March 31, 2006, is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes. The New Credit Facility matures on March 31, 2010, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million during our first two years.

Item 6 - Exhibits

Exhibit No.	Description
10.1

Contract of sale, dated as of May 5, 2006, between Laramie Associates, LLC, Casper Associates, LLC, North 12th Street Associates, LLC, North Union Boulevard Associates, LLC, Jones Avenue Associates, LLC, Litchfield Investment Company, L.L.C., Ustick Road Associates, LLC, West 24th Street Associates, LLC, North Third Street Associates, LLC, Midwestern Parkway Associates, LLC, North Francis Street Associates, LLC, West Nash Street Associates, LLC (as sellers) and OHI Asset (LA), LLC, NRS Ventures, L.L.C. and OHI Asset (CO), LLC (as buyers).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: August 4, 2006                     By: /S/ C. TAYLOR PICKETT
        C. Taylor Pickett
        Chief Executive Officer

Date: August 4, 2006                     By: /S/ ROBERT O. STEPHENSON
        Robert O. Stephenson
        Chief Financial Officer