Form 10-K/A
period 2005-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2006-12-14
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-11316

OMEGA HEALTHCARE INVESTORS, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	38-3041398
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

9690 Deereco Road, Suite 100
Timonium, MD	21093
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 410-427-1700

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	Which Registered
Common Stock, $.10 Par Value and associated stockholder protection rights	New York Stock Exchange

8.375% Series D Cumulative Redeemable Preferred Stock, $1 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The Registrant has not yet filed its Form 10-Q for the quarter ended September 30, 2006.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates was $639,180,194.  The aggregate market value was computed using the $12.86 closing price per share for such stock on the New York Stock Exchange on June 30, 2005.

As of February 10, 2006 there were 57,302,212 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 24, 2006 is incorporated by reference in Part III herein.

OMEGA HEALTHCARE INVESTORS, INC.
2005 FORM 10-K/A ANNUAL REPORT

PART I

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed in order to correct the previously issued historical consolidated financial statements of Omega Healthcare Investors, Inc. (“Omega” or the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2006, for errors in previously reported amounts related to income tax matters and asset values, as well as the recording of straight-line rental income.  Additionally, as a result of these matters, we are amending our evaluation of internal controls over financial reporting in Item 9A.

For the convenience of the reader, this Form 10-K/A includes all of the information contained in the original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on February 17, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•                  Part I - Item 1 – Business;

•                  Part I - Item 1A – Risk Factors;

•                  Part II - Item 6 – Selected Financial Data;

•                  Part II - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  Part II – Item 7A – Quantitative and Qualitative Disclosure About Market Risk;

•                  Part II - Item 8 – Financial Statements and Supplementary Data;

•                  Part II - Item 9A – Controls and Procedures; and

•                  Part IV - Item 15 – Exhibits and Financial Statement Schedules.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-K for the fiscal year ended December 31, 2005. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.  In addition, this Form 10-K/A includes current certifications from the Company’s CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including its unaudited financial statements for each quarterly period in 2005 and 2004 (the “Restatement”).  The Restatement reflects the following adjustments:

1.               We have recorded asset values for securities received from Advocat Inc. (“Advocat”) (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase total assets by $5.4 million and $5.1 million as of December 31, 2005 and 2004, respectively.  These adjustments will also increase net income by $1.6 million, $1.9 million and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               As a result of our holding of Advocat securities, we have recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $2.4 million, $0.4 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income will increase by $2.8 million, $1.9 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, net accounts receivable and retained earnings will increase by $9.1 million and $6.3 million as of December 31, 2005 and 2004, respectively, to reflect the effects of this adjustment from inception of the affected leases.

The impact of the adjustments related to the Restatement for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	Net Income
	Year ended December 31,			Retained Earnings,
	2005	2004	2003	December 31, 2002

As Previously Reported	$36,688	$16,738	$23,030	$151,245

Adjustments:
Advocat restructuring:
Other investment income – preferred stock accretion and dividend income	1,636	810	—
Change in fair value of derivatives	(16)	1,105	—
Provision for income taxes	(2,385)	(393)	(520)
Revenues - straight-line rent	2,830	1,886	1,121	3,294
Total Adjustments	$2,065	$3,408	$601	$3,294

As Restated	$38,753	$20,146	$23,631	$154,539

Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on October 25, 2006.

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

As of December 31, 2005, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1,102 million.  In addition, we also held miscellaneous investments of approximately $29 million at December 31, 2005, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following tables summarize our revenues and real estate assets by asset category for 2005, 2004 and 2003.  (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 – Properties, Note 4 – Mortgage Notes Receivable and Note 15 – Restatement of Previously Issued Financial Statements to our audited consolidated financial statements).

Revenues by Asset Category
(in thousands)

	Year ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Core assets:
Lease rental income	$95,217	$70,224	$58,775
Mortgage interest income	6,527	13,266	14,656
Total core asset revenues	101,744	83,490	73,431
Other asset revenue	4,075	3,129	2,922
Miscellaneous income	4,459	831	1,048
Total revenue before owned and operated assets	110,278	87,450	77,401
Owned and operated assets revenue	—	—	4,395
Total revenue	$110,278	$87,450	$81,796

Real Estate Assets by Asset Category
(in thousands)

	As of December 31,
	2005	2004
	(Restated)	(Restated)
Core assets:
Leased assets	$996,127	$808,574
Mortgaged assets	104,522	118,058
Total core assets	1,100,649	926,632
Other assets	28,918	34,766
Total real estate assets before held for sale assets	1,129,567	961,398
Held for sale assets	1,243	—
Total real estate assets	$1,130,810	$961,398

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

•                  the facility’s historical and forecasted cash flow and its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations, providing a competitive return on our investment;

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

One of our fundamental investment strategies is to obtain contractual rent escalations under long-term, non-cancelable, “triple-net” leases and fixed-rate mortgage loans, and to obtain substantial liquidity deposits.  Additional security is typically provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate/personal guarantees, when appropriate.

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

The following table identifies the years of expiration of the 2006 payment obligations due to us.  This information is provided solely to indicate the scheduled expiration of payment obligations due to us and is not a forecast of expected revenues.

	Rent	Mortgage Interest	Total	%
	(in thousands)
2006	$1,690	$2,233	$3,923	3.20%
2007	371	24	395	0.32
2008	1,038	—	1,038	0.85
2009	—	—	—	—
2010	22,412	1,453	23,865	19.48
Thereafter	86,072	7,193	93,265	76.14
Total	$111,583	$10,903	$122,486	100.00%

The table set forth in Item 2 – Properties contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2005.

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

If we need capital to repay indebtedness as it matures, we may be required to liquidate investments in properties at times which may not permit realization of the maximum recovery on these investments.  This could also result in adverse tax consequences to us.  We may be required to issue additional equity interests in our company, which could dilute your investment in our company.  (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources).

Federal Income Tax Considerations.  We intend to make and manage our investments, including the sale or disposition of property or other investments, and to operate in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), unless, because of changes in circumstances or changes in the Internal Revenue Code, our Board of Directors determines that it is no longer in our best interest to qualify as a REIT.  So long as we qualify as a REIT, we generally will not pay federal income taxes on the portion of our taxable income which is distributed to stockholders (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; Taxation).

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock held by us could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential penalties and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we believe we should be able to establish that any failure to satisfy the gross income tests was due to reasonable cause (see Note 15 – Restatement of Previously Issued Financial Statements).

As a result of the Advocat issue described above and further discussed in Note 15 – Restatement of Previously Issued Financial Statements, we have recorded a $2.4 million, $0.4 million and $0.5 million provision for income tax, including related interest expense, for the years ended December 31, 2005, 2004 and 2003, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operation).  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

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

Executive Officers of Our Company

As of February 17, 2006, the executive officers of our company were:

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

•                  Fraud and Abuse Laws and Regulations.  There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments.  Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers.  The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.  Furthermore, the Office of Inspector General of the U.S. Department of Health and Human Services in cooperation with other federal and state agencies continues to focus on the activities of SNFs in certain states in which we have properties.  In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent.  The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

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

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income.  Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needs to make investments and to satisfy or refinance maturing commitments.  As a result, we rely on external sources of capital, including debt and equity financing.  If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations.  Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock.  Generally speaking, difficult capital market conditions in our industry during the past several years and our need to stabilize our portfolio have limited our access to capital.  The “related party tenant” issue discussed in Note 15 – Restatement of Previously Issued Financial Statements to our audited consolidated financial statements below may make it more difficult for us to raise additional capital unless and until we enter into a closing agreement with the IRS or otherwise resolve such issue.  While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in position to take advantage of attractive investment opportunities for growth in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

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

Based on existing contractual rent and lease payments regarding the restructuring of certain existing investments, as of December 31, 2005, Advocat and Sun each account for over 10% of our current contractual monthly revenues, with Sun accounting for approximately 20% of our current contractual monthly revenues.  Additionally, as of December 31, 2005, our top seven operators account for approximately 62% of our current contractual monthly revenues.  The failure or inability of any of these operators to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

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

Our Board of Directors, without the approval of our stockholders, may alter our investment strategies and policies if it determines in the future that a change is in our stockholders’ best interests.  The methods of implementing our investment strategies and policies may vary as new investments and financing techniques are developed.

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code.  Except with respect to the potential Advocat “related party tenant” issue discussed below, we believe we have conducted, and we intend to continue to conduct, our operations so as to qualify as a REIT.  Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control.  We cannot assure you that we will at all times satisfy these rules and tests.

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

In connection with exploring the potential disposition of the Advocat Series B preferred stock, we were advised by our tax counsel that due to the structure of the Series B preferred stock issued by Advocat to us in 2000 in connection with a prior restructuring, Advocat may be deemed to be a “related party tenant” under applicable federal income tax rules and, in such event, rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests, if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential penalties and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we intend to establish that any failure to satisfy the gross income tests was due to reasonable cause.  In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.  If we fail to qualify for taxation as a

REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

To maintain our REIT status, we must distribute at least 90% of our taxable income each year.

We generally must distribute annually at least 90% of our taxable income to our stockholders to maintain our REIT status.  To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.

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

•                  changes in estimates by analysts;

•                  our ability to meet analysts’ estimates;

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

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

•                  The issuance and exercise of options to purchase our common stock.  As of December 31, 2005, we had outstanding options to acquire approximately 0.2 million shares of our common stock.  In addition, we may in the future issue additional options or other securities convertible into or exercisable for our common stock under our 2004 Stock Incentive Plan, our 2000 Stock Incentive Plan, as amended, or other remuneration plans we establish in the future. We may also issue options or convertible securities to our employees in lieu of cash bonuses or to our directors in lieu of director’s fees.

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

The Jobs and Growth Tax Relief Reconciliation Act of 2003 that was enacted into law May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by individuals on dividends received from a regular C corporation.  This reduced tax rate, however, will not apply to dividends paid to individuals by a REIT on its shares, except for certain limited amounts.  While the earnings of a REIT that are distributed to its stockholders still generally will be subject to less combined federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level tax, this legislation could cause individual investors to view the stock of regular C corporations as more attractive relative to the shares of a REIT than was the case prior to the enactment of the legislation. Individual investors could hold this view because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual’s other ordinary income.  We cannot predict what effect, if any, the enactment of this legislation may have on the value of the shares of REITs in general or on the value of our stock in particular, either in terms of price or relative to other investments.

Item 1B – Unresolved Staff Comments

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

Investment Structure/Operator	Number of Beds	Number of Facilities	Occupancy Percentage(1)	Gross Investment
				(in thousands)

Purchase/Leaseback(2)

CommuniCare Health Services	2,781	18	86	$185,528
Sun Healthcare Group, Inc	3,556	32	88	160,701
Advocat, Inc	2,997	29	76	92,260
Guardian LTC Management, Inc	1,243	16	84	80,129
Essex Health Care Corp	1,421	13	76	79,354
Haven Healthcare	909	8	93	55,480
Seacrest Healthcare	720	6	93	44,223
HQM of Floyd County, Inc	643	6	88	38,215
Senior Management	1,413	8	78	35,243
Mark Ide Limited Liability Company	832	8	78	24,566
Harborside Healthcare Corporation	465	4	89	23,393
StoneGate SNF Properties, LP	664	6	89	21,781
Infinia Properties of Arizona, LLC	378	4	61	19,119
Nexion Management	531	4	92	17,354
USA Healthcare, Inc	489	5	73	15,035
Rest Haven Nursing Center, Inc	200	1	91	14,400
Conifer Care Communities, Inc	198	3	90	14,367
Washington N&R, LLC	286	2	74	12,152
Triad Health Management of Georgia II, LLC	304	2	98	10,000
The Ensign Group, Inc	271	3	93	9,656
Lakeland Investors, LLC	300	1	68	8,522
Hickory Creek Healthcare Foundation, Inc	138	2	86	7,250
Liberty Assisted Living Centers, LP	120	1	91	5,995
Emeritus Corporation	52	1	72	5,674
Longwood Management Corporation	185	2	88	5,425
Generations Healthcare, Inc	60	1	82	3,007
Skilled Healthcare	59	1	89	2,012
American Senior Communities, LLC	78	2	89	2,000
Healthcare Management Services	98	1	58	1,486
Carter Care Centers, Inc	58	1	77	1,300
Saber Healthcare Group	40	1	28	500
	21,489	192	83	996,127
Assets Held for Sale
Closed Facilities	167	2	0	493
Sun Healthcare Group, Inc	59	1	73	750
	226	3	73	1,243
Fixed Rate Mortgages(3)

Haven Healthcare	878	7	84	61,750
Advocat, Inc	423	4	83	12,634
Parthenon Healthcare, Inc	300	2	71	10,732
Hickory Creek Healthcare Foundation, Inc	619	15	84	9,991
CommuniCare Health Services	150	1	88	6,496
Texas Health Enterprises/HEA Mgmt. Group, Inc	147	1	68	1,476
Evergreen Healthcare	100	1	67	1,179
Paris Nursing Home, Inc	144	1	70	264
	2,761	32	77	104,522

Reserve for uncollectible loans	—	—	—	—
Total	24,476	227	82	$1,101,892

(1)      Represents the most recent data provided by our operators.

(2)      Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.

(3)      In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our facilities by state as of December 31, 2005:

	Number of Facilities	Number of Beds	Gross Investment	% of Total Investment
			(in thousands)
Ohio	38	4,647	$278,036	25.2
Florida	18	2,302	111,598	10.1
Pennsylvania	16	1,532	101,038	9.2
Texas	19	2,768	71,516	6.5
California	17	1,394	62,715	5.7
Arkansas	12	1,253	40,008	3.6
Massachusetts	6	682	38,884	3.5
Rhode Island	4	639	38,740	3.5
West Virginia	8	860	38,275	3.5
Alabama	9	1,152	35,942	3.3
Connecticut	5	562	35,453	3.2
Kentucky	9	757	27,437	2.5
Indiana	22	1,126	26,567	2.4
North Carolina	5	707	22,709	2.1
New Hampshire	3	225	21,619	1.9
Arizona	4	378	19,119	1.7
Tennessee	5	602	17,484	1.6
Washington	2	194	17,190	1.5
Iowa	5	489	15,035	1.4
Illinois	6	645	14,899	1.4
Colorado	3	198	14,367	1.3
Vermont	2	279	14,227	1.3
Missouri	2	286	12,152	1.1
Idaho	3	264	11,100	1.0
Georgia	2	304	10,000	1.0
Louisiana	1	131	4,603	0.4
Utah	1	100	1,179	0.1
	227	24,476	$1,101,892	100.0
Reserve for uncollectible loans	—	—	—	—
Total	227	24,476	$1,101,892	100.0

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.”  The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

2005

Quarter	High	Low	Dividends Per Share
First	$11.950	$10.310	$0.20
Second	13.650	10.580	0.21
Third	14.280	12.390	0.22
Fourth	13.980	11.660	0.22
			$0.85

2004

Quarter	High	Low	Dividends Per Share
First	$11.450	$9.150	$0.17
Second	11.250	8.350	0.18
Third	10.800	9.470	0.18
Fourth	12.950	10.670	0.19
			$0.72

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

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	756,606	(1)	$5.46	2,904,875

Equity compensation plans not approved by security holders	—		—	—

Total	756,626	(1)	$5.46	2,904,875

(1)                               Reflects 211,667 shares of restricted common stock and 317,000 shares of common stock issuable upon vesting of performance restricted stock units.

During the fourth quarter of 2005, we purchased 6,158 shares of our common stock from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs

October 1, 2005 to October 31, 2005	6,158	$12.54	—	$—

November 1, 2005 to November 30, 2005	—	—	—	—

December 1, 2005 to December 31, 2005	—	—	—	—

Total	6,158	$12.54	—	$—

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

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our company on a historical basis.  We have restated certain historical results in the accompanying consolidated financial statements to correct errors in previously reported amounts related to income tax matters and certain debt and equity investments in Advocat, as well as to record certain straight-line rental income.  See Note 15 – Restatement of Previously Issued Financial Statements and Note 16 – Summary of Quarterly Results.

The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  Our historical operating results may not be comparable to our future operating results.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amounts)

Operating Data
Revenues from core operations	$110,278	$87,450	$77,401	$81,129	$79,800
Revenues from nursing home operations	—	—	4,395	42,203	160,580
Total revenues	$110,278	$87,450	$81,796	$123,332	$240,380

Income (loss) from continuing operations	$32,216	$13,477	$27,997	$(2,375)	$(21,169)

Net income (loss) available to common	25,355	(36,715)	3,516	(32,801)	(35,567)
Per share amounts:
Income (loss) from continuing operations:
Basic	$0.36	$(0.95)	$0.21	$(0.65)	$(2.05)
Diluted	0.36	(0.95)	0.21	(0.65)	(2.05)
Net income (loss) available to common:
Basic	$0.49	$(0.81)	$0.09	$(0.94)	$(1.77)
Diluted	0.49	(0.81)	0.09	(0.94)	(1.77)

Dividends, Common Stock(1)	0.85	0.72	0.15	—	—
Dividends, Series A Preferred(1)	—	1.16	6.94	—	—
Dividends, Series B Preferred(1)	1.09	2.16	6.47	—	—
Dividends, Series C Preferred(2)	—	—	29.81	—	—
Dividends, Series D Preferred(1)	2.09	1.52	—	—	—

Weighted-average common shares outstanding, basic	51,738	45,472	37,189	34,739	20,038
Weighted-average common shares outstanding, diluted	52,059	45,472	38,154	34,739	20,038

	December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data
Gross investments	$1,130,810	$961,398	$841,416	$881,220	$938,229
Total assets	1,030,290	844,932	733,428	807,442	893,748
Revolving lines of credit	58,000	15,000	177,074	177,000	193,689
Other long-term borrowings	508,229	364,508	103,520	129,462	219,483
Stockholders’ equity	440,943	442,935	440,130	482,995	452,024

(1)          Dividends per share are those declared and paid during such period.

(2)          Dividends per share are those declared during such period, based on the number of shares of common stock issuable upon conversion of the outstanding Series C preferred stock.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K/A for the year ended December 31, 2005;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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
(xiv)	our ability to maintain our status as a real estate investment trust; and
(xv)	changes in the ratings of our debt and preferred securities.

Overview

Our portfolio of investments at December 31, 2005, consisted of 227 healthcare facilities, located in 27 states and operated by 35 third-party operators.  Our gross investment in these facilities totaled approximately $1.1 billion at December 31, 2005, with 98% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of 193 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties and fixed rate mortgages on 32 long-term healthcare facilities.  At December 31, 2005, we also held other investments of approximately $29 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Finally, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of operating a healthcare facility.  Efforts to impose greater discounts and more stringent cost controls are expected to continue.  Any changes in reimbursement policies that reduce reimbursement levels could adversely affect the revenues of our lessees and mortgagors, thereby adversely affecting those lessees’ and mortgagors’ abilities to make their monthly lease or debt payments to us.

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

Taxation

The following is a general summary of the material U.S. federal income tax considerations applicable to us and to the holders of our securities and our election to be taxed as a real estate investment trust (“REIT”).  It is not tax advice.  The summary is not intended to represent a detailed description of the U.S. federal income tax consequences applicable to a particular stockholder in view of any person’s particular circumstances, nor is it intended to represent a detailed description of the U.S. federal income tax consequences applicable to stockholders subject to special treatment under the federal income tax laws such as insurance companies, tax-exempt organizations, financial institutions, securities broker-dealers, investors in pass-through entities, expatriates and taxpayers subject to alternative minimum taxation.

The following discussion, to the extent it constitutes matters of law or legal conclusions (assuming the facts, representations, and assumptions upon which the discussion is based are accurate), accurately represents some of the material U.S. federal income tax considerations relevant to our securities.  The sections of the Internal Revenue Code (the “Code”) relating to the qualification and operation as a REIT are highly technical and complex.  The following discussion sets forth the material aspects of the Code sections that govern the federal income tax treatment of a REIT and its stockholders.  The information in this section is based on the Code; current, temporary, and proposed Treasury regulations promulgated under the Code; the legislative history of the Code; current administrative interpretations and practices of the Internal Revenue Service (“IRS”); and court decisions, in each case, as of the date of this report.  In addition, the administrative interpretations and practices of the IRS include its practices and policies as expressed in private letter rulings, which are not binding on the IRS, except with respect to the particular taxpayers who requested and received those rulings.

Taxation of Omega

General.  We have elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992.  Except with respect to the Advocat “related party tenant” issue described elsewhere in this report, we believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT under the Code and we intend to continue to operate in such a manner, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.

The sections of the Code that govern the federal income tax treatment of a REIT are highly technical and complex.  The following sets forth the material aspects of those sections.  This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders.  However, we will be subject to federal income tax as follows: First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner.  Second, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders.  Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the highest regular corporate rate on such income.  Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, (i.e., when we are acting as a dealer)), such income will be subject to a 100% tax.  Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability.  Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.  Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary, or TRS, that are not conducted on an arm’s-length basis.  Eighth, if we acquire any asset, which is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset during the 10-year period, which is defined as the “recognition period,” beginning on the date on which such asset was acquired by us, then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the highest regular corporate rate.  The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

Requirements for qualification.  The Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (3) which would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (4) which is neither a financial institution nor an insurance company subject to the provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) during the last half year of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities); and (7) which meets certain other tests, described below, regarding the nature of its income and assets and the amount of its annual distributions to stockholders.  The Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of twelve months, or during a proportionate part of a taxable year of less than twelve months.  For purposes of conditions (5) and (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of condition (6).

Income tests.  In order to maintain our qualification as a REIT, we annually must satisfy two gross income requirements.  First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (including generally “rents from real property,” interest on mortgages on real property and gains on sale of real property and real property mortgages, other than property described in Section 1221 of the Code) and income derived from certain types of temporary investments.  Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments, dividends, interest and gain from the sale or disposition of stock or securities other than property held for sale to customers in the ordinary course of business.

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met.  First, the amount of the rent must not be based in whole or in part on the income or profits of any person.  However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales.  Second, the Code provides that rents received from a tenant will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant.  Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue.  We, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property.  In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property.  Furthermore, we may own up to 100% of the stock of a taxable REIT subsidiary (“TRS”), which may provide customary and noncustomary services to our tenants without tainting our rental income from the related properties.  For our tax years beginning after 2004, rents for customary services performed by a TRS or that are received from a TRS and are described in Code Section 512(b)(3) no longer meet the 100% excise tax safe harbor.  Instead, such payments avoid the excise tax if we pay the TRS at least 150% of its direct cost of furnishing such services.

The term “interest” generally does not include any amount received or accrued (directly or indirectly) if the determination of such amount depends in whole or in part on the income or profits of any person.  However, an amount received or accrued generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage or percentages of gross receipts or sales.  In addition, an amount that is based on the income or profits of a debtor will be qualifying interest income as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property, but only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

If a loan contains a provision that entitles us to a percentage of the borrower’s gain upon the sale of the real property securing the loan or a percentage of the appreciation in the property’s value as of a specific date, income attributable to that loan provision will be treated as gain from the sale of the property securing the loan, which generally is qualifying income for purposes of both gross income tests.

Interest on debt secured by mortgages on real property or on interests in real property generally is qualifying income for purposes of the 75% gross income test.  However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test.  The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property.

Prohibited transactions.  We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business.  We believe that none of our assets is primarily held for sale to customers and that a sale of any of our assets would not be in the ordinary course of our business.  Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset.  Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction.  We cannot assure you, however, that we can comply with the safe-harbor provisions or that we will avoid owning property that may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

Foreclosure property.  We will be subject to tax at the maximum corporate rate on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income.  However, gross income from foreclosure property will qualify for purposes of the 75% and 95% gross income tests.  Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•                                          that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;

•                                          for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and

•                                          for which the REIT makes a proper election to treat the property as foreclosure property.

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is granted by the Secretary of the Treasury.  This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•                                          on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•                                          on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•                                          which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income.

After the year 2000, the definition of foreclosure property was amended to include any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted).  However, we do not currently own any property with respect to which we have made foreclosure property elections.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Internal Revenue Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations in order to maintain REIT status.  In certain cases we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we will fail to qualify as a REIT.  Through our 2005 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.  We cannot predict whether, in the future, our income from foreclosure property will be significant and/or whether we could be required to pay a significant amount of tax on that income.

Hedging transactions.  From time to time, we enter into hedging transactions with respect to one or more of our assets or liabilities.  Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase these items, and futures and forward contracts.  To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.  Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.  To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests.  We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.  For tax years beginning after 2004, we will no longer include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test.

TRS income.  A TRS may earn income that would not be qualifying income if earned directly by the parent REIT.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS.  Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs.  However, a TRS does not include a corporation which directly or indirectly (i) operates or manages a health care (or lodging) facility, or (ii) provides to any other person (under a franchise, license, or otherwise) rights to any brand name under which a health care (or lodging) facility is operated.  A TRS will pay income tax at regular corporate rates on any income that it earns.  In addition, the new rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.  The rules also impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis.  We have made a TRS election with respect to Bayside Street II, Inc.  That entity will pay corporate income tax on its taxable income and its after-tax net income will be available for distribution to us.

Failure to satisfy income tests.  If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are entitled to relief under certain provisions of the Code.  These relief provisions will be generally available if our failure to meet such tests was due to reasonable cause and not due to willful neglect, we attach a schedule of the sources of our income to our tax return, and any incorrect information on the schedule was not due to fraud with intent to evade tax.  It is not possible, however, to state whether in all circumstances we would be entitled to the benefit of these relief provisions.  Even if these relief provisions apply, we would incur a 100% tax on the gross income attributable to the greater of the amounts by which we fail the 75% and 95% gross income tests, multiplied by a fraction intended to reflect our profitability and we would file a schedule with descriptions of each item of gross income that caused the failure.

Asset tests.  At the close of each quarter of our taxable year, we must also satisfy the following tests relating to the nature of our assets.  First, at least 75% of the value of our total assets must be represented by real estate assets (including (i) our allocable share of real estate assets held by partnerships in which we own an interest and (ii) stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of our company), cash, cash items and government securities.  Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets.  Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities.  Fourth, no more than 20% of the value of our total assets may consist of the securities of one or more TRSs.  Fifth, no more than 25% of the value of our total assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

For purposes of the second and third asset tests the term “securities” does not include our equity or debt securities of a qualified REIT subsidiary or TRS or our equity interest in any partnership, since we are deemed to own our proportionate share of each asset of any partnership of which we are a partner.  Furthermore, for purposes of determining whether we own more than 10% of the value of only one issuer’s outstanding securities, the term “securities” does not include: (i) any loan to an individual or an estate; (ii) any Code Section 467 rental agreement; (iii) any obligation to pay rents from real property; (iv) certain government issued securities; (v) any security issued by another REIT; and (vi) our debt securities in any partnership, not otherwise excepted under (i) through (v) above, (A) to the extent of our interest as a partner in the partnership or (B) if 75% of the partnership’s gross income is derived from sources described in the 75% income test set forth above.

We may own up to 100% of the stock of one or more TRSs.  However, overall, no more than 20% of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries (including stock in non-REIT C corporations) and other assets that are not qualifying assets for purposes of the 75% asset test.  If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws.  The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property.

After initially meeting the asset tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy any of the asset tests at the end of a later quarter solely by reason of changes in asset values.  If the failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

For our tax years beginning after 2004, subject to certain de minimis exceptions, we may avoid REIT disqualification in the event of certain failures under the asset tests, provided that (i) we file a schedule with a description of each asset that caused the failure, (ii) the failure was due to reasonable cause and not willful neglect, (iii) we dispose of the assets within 6 months after the last day of the quarter in which the identification of the failure occurred (or the requirements of the rules are otherwise met within such period), and (iv) we pay a tax on the failure equal to the greater of (A) $50,000 per failure, and (B) the product of the net income generated by the assets that caused the failure for the period beginning on the date of the failure and ending on the date we dispose of the asset (or otherwise satisfy the requirements) multiplied by the highest applicable corporate tax rate.

Annual distribution requirements.  In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income.  Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration.  In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference.  To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.

Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

•                                          85% of our REIT ordinary income for such year;

•                                          95% of our REIT capital gain income for such year; and

•                                          any undistributed taxable income from prior periods,

we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute.  We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year.  If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% excise tax described above.  We have made, and we intend to continue to make, timely distributions sufficient to satisfy the annual distribution requirements.  We may also be entitled to pay and deduct deficiency dividends in later years as a relief measure to correct errors in determining our taxable income.  Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest to the IRS based upon the amount of any deduction we take for deficiency dividends.

The availability to us of, among other things, depreciation deductions with respect to our owned facilities depends upon the treatment by us as the owner of such facilities for federal income tax purposes, and the classification of the leases with respect to such facilities as “true leases” rather than financing arrangements for federal income tax purposes.  The questions of whether we are the owner of such facilities and whether the leases are true leases for federal tax purposes are essentially factual matters.  We believe that we will be treated as the owner of each of the facilities that we lease, and such leases will be treated as true leases for federal income tax purposes.  However, no assurances can be given that the IRS will not successfully challenge our status as the owner of our facilities subject to leases, and the status of such leases as true leases, asserting that the purchase of the facilities by us and the leasing of such facilities merely constitute steps in secured financing transactions in which the lessees are owners of the facilities and we are merely a secured creditor.  In such event, we would not be entitled to claim depreciation deductions with respect to any of the affected facilities.  As a result, we might fail to meet the 90% distribution requirement or, if such requirement is met, we might be subject to corporate income tax or the 4% excise tax.

Other Failures.  We may avoid disqualification in the event of a failure to meet certain requirements for REIT qualification, other than the 95% and 75% gross income tests, the rules with respect to ownership of securities of more than 10% of a single issuer, and the new rules provided for failures of the asset tests, if the failures are due to reasonable cause and not willful neglect, and if the REIT pays a penalty of $50,000 for each such failure.

Failure to Qualify

If we fail to qualify as a REIT in any taxable year, and the relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Distributions to stockholders in any year in which we fail to qualify will not be deductible and our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders.  In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as ordinary income, to the extent of current and accumulated earnings and profits, and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction.  Unless entitled to relief under specific statutory provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.  It is not possible to state whether in all circumstances we would be entitled to such statutory relief.  Failure to qualify could result in our incurring indebtedness or liquidating investments in order to pay the resulting taxes.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operation.

Other Tax Matters

We own and operate a number of properties through qualified REIT subsidiaries, (“QRSs”).  The QRSs are treated as qualified REIT subsidiaries under the Code.  Code Section 856(i) provides that a corporation which is a qualified REIT subsidiary shall not be treated as a separate corporation, and all assets, liabilities, and items of income, deduction, and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and such items (as the case may be) of the REIT.  Thus, in applying the tests for REIT qualification described in this prospectus under the heading “Taxation of Omega,” the QRSs will be ignored, and all assets, liabilities and items of income, deduction, and credit of such QRSs will be treated as our assets, liabilities and items of income, deduction, and credit.

In the case of a REIT that is a partner in a partnership, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests.  Thus, our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes in which we own an interest, directly or indirectly, will be treated as our assets and gross income for purposes of applying the various REIT qualification requirements.

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

Revenue Recognition

With the exception of certain master leases, rental income and mortgage interest income are recognized as earned over the terms of the related master leases and mortgage notes, respectively.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the CPI); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with specific determinable increases is recognized over the term of the lease on a straight-line basis.  SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We have historically not included, and generally expect in the future not to include, contingent rents as income until received.  We follow a policy related to rental income whereby we typically consider a lease to be non-performing after 90 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

In the case of rental revenue recognized on a straight-line basis, we will generally discontinue recording rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease.  Reserves are taken against earned revenues from leases when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection.  The amount of the reserve is estimated based on what management believes will likely be collected.  Once the recording of straight-line rent is suspended, we will evaluate the collectibility of the related straight-line rent asset.  If it is determined that the delinquency is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents, after taking into account application of security deposits.  If it appears that we will not collect future rent due under our leases, we will record a provision for loss related to the straight-line rent asset.

Recognizing rental income on a straight-line basis results in recognized revenue exceeding contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $13.8 million and $8.6 million, net of allowances, at December 31, 2005 and 2004, respectively.  See Note 15 – Restatement of Previously Issued Financial Statements.

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

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, we currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 5 – Other Investment).

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

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.  Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including its unaudited financial statements for each quarterly period in 2005 and 2004 (the “Restatement”).  As more fully described in Note 15 – Restatement of Previously Issued Financial Statements to our consolidated financial statements, we have restated our previously issued consolidated financial statements to correct errors in previously reported amounts related to income tax matters and certain debt and equity investments in Advocat Inc. (“Advocat”), as well as of the recording of certain straight-line rental income.  All financial information contained herein has been revised to reflect the restatements.  The Restatement reflects the following adjustments:

1.               Debt and Equity Investments in Advocat

We recorded asset values for securities received from Advocat (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase total assets by $5.4 million and $5.1 million as of December 31, 2005 and 2004, respectively.  These adjustments will also increase net income by $1.6 million, $1.9 million and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               Income Tax Matters

We determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential interest charges and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we believe we should be able to establish that any failure to satisfy the gross income tests was due to reasonable cause.

As a result of our holding of Advocat securities, we recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $2.4 million, $0.4 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Recording of Rental Income

We have made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  Historically, we have recorded rental income for leases with these provisions based on contractual scheduled rent payments, rather than on a straight-line basis in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases, and Financial Accounting Standards Board Technical Bulletin No. 88-1 Issues Related to Accounting for Leases.  As a result of this adjustment, our net income will increase by $2.8 million, $1.9 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, net accounts receivable and retained earnings will increase by $9.1 million and $6.3 million as of December 31, 2005 and 2004, respectively, to reflect the effects of this adjustment from inception of the affected leases.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Operating Revenues

Our operating revenues for the year ended December 31, 2005 totaled $110.3 million, an increase of $22.8 million, over the same period in 2004.  The $22.8 million increase was primarily a result of new investments made throughout 2004 and 2005, contractual interest revenue associated with the payoff of a mortgage note, re-leasing and restructuring activities completed throughout 2004 and 2005, as well as scheduled contractual increases in rents.  The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues for the year ended December 31, 2005 are as follows:

•                  Rental income was $95.2 million, an increase of $25.0 million over the same period in 2004.  The increase was primarily due to new leases entered into throughout 2004 and 2005, re-leasing and restructuring activities.

•                  Mortgage interest income totaled $6.5 million, a decrease of $6.7 million over the same period in 2004.  The decrease is primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•                  Other investment income totaled $4.1 million, an increase of $0.9 million over the same period in 2004.  The primary reason for the increase was due to dividends and accretion income associated with the Advocat securities.

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

Other Income (Expense)

For the year ended December 31, 2005, our total other net expenses were $36.3 million as compared to $45.5 million for the same period in 2004.  The significant changes are as follows:

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

•                  For the year ended December 31, 2004, we recorded a $1.1 million mark-to-market adjustment to reflect the fair value of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 15 – Restatement of Previously Issued Financial Statements and Note 5 – Other Investments).

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

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2005, was $42.7 million, compared to a deficit of $18.5 million, for the same period in 2004.

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

In February 2004, NAREIT informed its member companies that it was adopting the position of the Securities and Exchange Commission (“SEC”) with respect to asset impairment charges and would no longer recommend that impairment write-downs be excluded from FFO.  In the tables included in this disclosure, we have applied this interpretation and have not excluded asset impairment charges in calculating our FFO.  As a result, our FFO may not be comparable to similar measures reported in previous disclosures.  According to NAREIT, there is inconsistency among NAREIT member companies as to the adoption of this interpretation of FFO.  Therefore, a comparison of our FFO results to another company’s FFO results may not be meaningful.

The following table presents our FFO results reflecting the impact of asset impairment charges (the SECs interpretation) for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Net income (loss) available to common	$25,355	$(36,715)
Deduct gain from real estate dispositions(1)	(7,969)	(3,310)
	17,386	(40,025)
Elimination of non-cash items included in net income (loss):
Depreciation and amortization(2)	25,277	21,551
Funds from operations available to common stockholders	$42,663	$(18,474)

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

2005 Taxes

As a result of the possible related party tenant issue described above and further discussed in Note 15 – Restatement of Previously Issued Financial Statements, we have recorded a $2.4 million and $0.4 million provision for income tax for the years ended December 31, 2005 and 2004, respectively.  The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

In addition, for tax year 2005, preferred and common dividend payments of approximately $56 million made throughout 2005 satisfy the 2005 REIT requirements relating to qualifying income (which states we must distribute at least 90% of our REIT taxable income for the taxable year and meet certain other conditions).  We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.  These TRSs had net operating loss carry-forwards as of December 31, 2005 of $14.4 million.  These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Operating Revenues

Our operating revenues for the year ended December 31, 2004 totaled $87.5 million, an increase of $5.7 million from the same period in 2003.  When excluding nursing home revenues of owned and operated assets, revenues increased $10.0 million.  The $10.0 million increase was primarily a result of new investments made in the second and fourth quarters of 2004, re-leasing and restructuring activities completed throughout 2003 and during the first quarter of 2004, as well as scheduled contractual increases in rents.

Detailed changes in operating revenues for the year ended December 31, 2004 are as follows:

•                  Rental income was $70.2 million, an increase of $11.4 million over the same period in 2003.  The increase was primarily due to new leases entered into in April, November and December of 2004, re-leasing and restructuring activities.

•                  Mortgage interest income totaled $13.3 million, a decrease of $1.4 million over the same period in 2003.  The decrease is primarily the result of mortgage payoffs during 2004, the restructuring of two mortgages during 2003 and normal amortization and was partially offset by a new mortgage placed in November 2004.

•                  Other investment income totaled $3.1 million, an increase of $0.2 million over the same period in 2003.  The primary reason for the increase was due to recording of dividends and accretion income associated with the Advocat securities in 2004, partially offset by the impact of the sale of our investment in a Baltimore, Maryland asset leased by the United States Postal Service (“USPS”) in 2003.

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

Other Income (Expense)

For the year ended December 31, 2004, our total other net expenses were $45.5 million as compared to $21.0 million for the same period in 2003.  The significant changes are as follows:

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

•                  For the year ended December 31, 2004, we recorded a $1.1 million mark-to-market adjustment to reflect the fair value of our non-hedge derivative instrument (i.e., the conversion feature of a convertible preferred stock security in Advocat, a publicly traded company; see Note 15 – Restatement of Previously Issued Financial Statements and Note 5 – Other Investments).

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

2004 Taxes

As a result of the possible related party tenant issue described above and further discussed in Note 15 – Restatement of Previously Issued Financial Statements, we have recorded a $0.4 million and $0.5 million provision for income tax for the years ended December 31, 2004 and 2003, respectively.  The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

In addition, for tax year 2004, preferred and common dividend payments of approximately $49 million made throughout 2004 satisfy the 2004 REIT requirements relating to qualifying income (which states we must distribute at least 90% of our REIT taxable income for the taxable year and meet certain other conditions).  We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  At December 31, 2004, we had two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.  These TRSs had net operating loss carry-forwards as of December 31, 2004 of $15.5 million.  These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

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

Funds From Operations

Our funds from operations available to all equity holders, for the year ended December 31, 2004, was a deficit of $18.5 million, a decrease of $43.6 million as compared to $25.1 million for the same period in 2003.  Our FFO for the year ended December 31, 2004, was a deficit of $18.5 million, a decrease of $54.0 million as compared to $35.6 million for the same period in 2003.

The following table presents our FFO results reflecting the impact of asset impairment charges (the SECs interpretation) for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
	(Restated)	(Restated)
Net (loss) income available to common	$(36,715)	$3,516
Add back loss (deduct gain) from real estate dispositions(1)	(3,310)	149
	(40,025)	3,665
Elimination of non-cash items included in net (loss) income:
Depreciation and amortization(2)	21,551	21,426
Funds from operations available to all equity holders	(18,474)	25,091
Series C Preferred Dividends	—	10,484
Funds from operations available to common stockholders	$(18,474)	$35,575

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

Liquidity and Capital Resources

At December 31, 2005, we had total assets of $1.0 billion, stockholders equity of $440.9 million and debt of $566.2 million, representing approximately 56.2% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$566,482	$21,072	$58,850	$960	$485,600
Other long-term liabilities	732	231	462	39	—
Total	$567,214	$21,303	$59,312	$999	$485,600

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

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s FFO as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status.  The Loan Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.

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

Operating Activities – Net cash flow from operating activities generated $73.0 million for the year ended December 31, 2005, as compared to $54.4 million for the same period in 2004.  The $18.6 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2004 and 2005; (ii) one-time contractual revenue associated with a mortgage note prepayment; and (iii) normal working capital fluctuations during the period.

Investing Activities – Net cash flow from investing activities was an outflow of $195.3 million for the year ended December 31, 2005, as compared to an outflow of $106.2 million for the same period in 2004.  The increase in outflows of $89.1 million was primarily due to $134 million of incremental acquisitions completed in 2005 versus 2004 partially offset by increased proceeds received from the assets sales in 2005 as compared to 2004.

Financing Activities – Net cash flow from financing activities was an inflow of $114.2 million for the year ended December 31, 2005 as compared to an inflow of $60.9 million for the same period in 2004.  The change in financing cash flow was primarily a result of: (i) a public issuance of 5.2 million shares of our common stock at a price of $11.80 per share; (ii) private offerings of a combined $225 million of senior unsecured notes and (iii) net borrowings on the Credit Facility in 2005 of $43 million versus net repayments on the Credit Facility in 2004 of $162.1 million.  The financial cash inflows were partially offset by: (i) the redemption of our Series B Preferred Stock; (ii) tender offer and purchase of 79.3% of our 2007 Notes; (iii) funding with the Trustee the remaining 20.7% of our 2007 Notes; and (iv) payments of common and preferred dividend payments.

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

Embedded derivative – conversion feature of preferred stock investment - The fair value of this derivative instrument is determined using a pricing model and market data derived from Advocat’s common stock, which had a market value of $5.27 per common share at December 31, 2005.

The fair value of this derivative instrument is subject to change due to changes primarily from the value of Advocat’s common stock.  A ten percent increase in the value of Advocat’s common stock to $5.80 per common share would have resulted in a $287,000 or 26% increase in the value of this derivative as of December 31, 2005.  A ten percent decrease in the value of Advocat’s common stock to $4.74 per common share would have resulted in a $246,000 or 24% decrease in the value of this derivative as of December 31, 2005.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our previously filed Form 10-K as of and for the year ended December 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of December 31, 2005.

In connection with the preparation of this Form 10-K/A, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. In making this evaluation, our management considered the matters relating to the restatement of our financial statements and the material weakness discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005.

In light of the material weakness described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-K/A were prepared in accordance with GAAP. These measures included, among other things, expansion of our document review procedures and dedication of significant internal resources to scrutinize account analyses.  As a result, we concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting (as Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In connection with the preparation of our previously filed Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In connection with the preparation of our previously filed Form 10-K, based on management’s assessment, management believed that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

During the course of the Advocat Restructuring in October 2006 (“Second Advocat Restructuring”), our management became aware of the issues related to the Initial Advocat Restructuring, which necessitated the Restatement, as further described in Note 15 – Restatement of Previously Issued Financial Statements to the financial statements accompanying this Form 10-K/A.  In connection with the preparation of this Form 10-K/A for the year ended December 31, 2005, management performed a re-evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005.

As described above, events related to the Second Advocat Restructuring led to a decision to restate our financial statements.  Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.”  A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.

In connection with management’s assessment of our internal control over financial reporting described above, management has subsequently determined that a material weakness in our internal control over financial reporting existed as of December 31, 2005.  Management has determined that as of December 31, 2005, we lacked sufficient internal control processes, procedures and personnel resources necessary to address accounting for certain complex and/or non-routine transactions.  This material weakness resulted in errors in accounting for financial instruments, income taxes and straight-line rental revenues and could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis and, accordingly, management decided to restate previously issued consolidated financial statements for the years ended December 31, 2003, 2004 and 2005.  As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.

Our independent auditors have issued an audit report on our revised assessment of our internal control over financial reporting as of December 31, 2005.  This report appears on page F-2 of this Annual Report on Form 10-K/A.

Plan for Remediation of Material Weakness

In response to the identified material weakness, our management, with oversight from our audit committee, is taking steps to remediate the aforementioned material weakness.  As of the date of this Form 10-K/A, we have implemented formal processes, review procedures and documentation standards for the accounting and monitoring of non-routine and complex transactions and additional training for our accounting personnel.  In addition, we, along with our advisors, have reviewed prior acquisition and investment agreements and documentation to confirm assets are appropriately recorded and will continue to have agreements and documentation reviewed by our tax counsel and financial advisors.  We continue to evaluate other measures to enhance the effectiveness of our internal control over financial reporting.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. The independent registered public accounting firm’s attestation report is included in our 2005 financial statements under the caption entitled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and is incorporated herein by reference.

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

Mr. Lowenthal is a Director and has served in this capacity since October 17, 1995. From January 1997 to March 2002, Mr. Lowenthal served as President and Chief Executive Officer of Wellsford Real Properties, Inc. (AMEX:WRP) (a real estate merchant bank), and was President of the predecessor of Wellsford Real Properties, Inc. since 1986. Mr. Lowenthal also serves as a director of WRP, REIS, Inc. (a private provider of real estate market information and valuation technology), Ark Restaurants (Nasdaq:ARKR) (a publicly traded owner and operator of restaurants), American Campus Communities (NYSE:ACC) (a public developer, owner and operator of student housing at the university level), Desarrolladora Homex (NYSE:HXM) (a Mexican homebuilder) and serves as a trustee of the Manhattan School of Music.

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

		2008

Stephen D. Plavin (46)	2000	Mr. Plavinis a Director and has served in this capacity since July 17, 2000. Mr. Plavin has been Chief Operating Officer of Capital Trust, Inc., (NYSE:CT) a New York City-based mortgage real estate investment trust (“REIT”) and investment management company and has served in this capacity since 1998. In this role, Mr. Plavin is responsible for all of the lending, investing and portfolio management activities of Capital Trust, Inc.	2007

Board of Directors and Committees of the Board

The members of the Board of Directors on the date of this annual report on Form 10-K, and the committees of the Board on which they serve, are identified below.

Nominating and
	Audit	Compensation	Investment	Corporate
Director	Committee	Committee	Committee	Governance Committee
Thomas F. Franke		XX		X
Harold J. Kloosterman	X	X	XX	XX
Bernard J. Korman *		X	X	X
Edward Lowenthal	X	X		X
C. Taylor Pickett			X
Stephen D. Plavin	XX	X		X

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

Each non-employee director was awarded options with respect to 10,000 shares at the date the plan was adopted or upon their initial election as a director.  Prior to January 1, 2005, each non-employee director was awarded an additional option grant with respect to 1,000 shares on January 1 of each year they served as a director.  Effective January 1, 2005, each non-employee director will be awarded restricted stock with respect to 1,000 shares on January 1 of each year they serve as a director.  Effective January 1, 2005, the Chairman of the Board will be awarded an additional 2,000 restricted shares on January 1 of each year he serves as Chairman.  All grants have been and will be at an exercise price equal to 100% of the fair market value of our common stock on the date of the grant.  Non-employee director options and restricted stock vest ratably over a three year period beginning the date of grant.

For information regarding Executive Officers of our company, see Item 1 – Business of the Company – Executive Officers of Our Company.

Compensation of Executive Officers

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the compensation for services in all capacities to us of each person who served as chief executive officer during the year ended December 31, 2005 and the four most highly compensated executive officers serving at December 31, 2005.

					Long-Term Compensation
	Annual Compensation				Award(s)			Payouts
Name and Principal Position	Year	Salary($)(1)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(2)		Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
C. Taylor Pickett	2005	495,000	555,000	—	—		—	—	6,300	(5)
Chief Executive	2004	480,000	600,000	—	1,317,500	(1)	—	—	6,150	(5)
Officer	2003	463,500	463,500	—	—		—	—	6,000	(5)

Daniel J. Booth	2005	305,000	192,500	—	—				6,300	(5)
Chief Operating	2004	295,000	221,250	—	790,500	(2)	—	—	6,150	(5)
Officer	2003	283,250	141,625	—	—		—	—	6,000	(5)

R. Lee Crabill, Jr.	2005	237,000	118,500	—	—		—	—	6,300	(5)
Senior Vice	2004	230,000	172,500	—	606,050	(3)	—	—	6,150	(5)
President	2003	221,450	110,750	—	—		—	—	6,000	(5)

Robert O. Stephenson	2005	245,000	162,500	—	—		—	—	6,300	(5)
Chief Financial	2004	235,000	176,250	—	632,400	(4)	—	—	6,150	(5)
Officer	2003	221,450	110,750	—	—		—	—	6,000	(5)

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

In connection with this employment agreement, we issued Mr. Pickett 125,000 shares of our restricted common stock on September 10, 2004, which vest 331/3% on each of January 1, 2005, January 1, 2006, and January 1, 2007, provided Mr. Pickett continues to work for us on the applicable vesting date. Dividends are paid currently on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to shareholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Pickett 125,000 performance restricted stock units on September 10, 2004, which vest upon our attaining $0.30 per share of common stock per fiscal quarter in ‘‘Adjusted Funds from Operations’’ (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents accrue on unvested shares and are paid if the performance restricted stock units vest. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units which have not become vested as of December 31, 2007 are forfeited.

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

In connection with this employment agreement, we issued Mr. Booth 75,000 shares of our restricted common stock on September 10, 2004, which vest 331/3% on each of January 1, 2005, January 1, 2006, and January 1, 2007, provided Mr. Booth continues to work for us on the applicable vesting date. Dividends are paid currently on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to shareholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Booth 75,000 performance restricted stock units on September 10, 2004, which vest upon our attaining $0.30 per share of common stock per fiscal quarter in ‘‘Adjusted Funds from Operations’’ (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units which have not become vested as of December 31, 2007 are forfeited.

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

In connection with this employment agreement, we issued Mr. Stephenson 60,000 shares of our restricted common stock on September 10, 2004, which vest 331/3% on each of January 1, 2005, January 1, 2006, and January 1, 2007, provided Mr. Stephenson continues to work for us on the applicable vesting date. Dividends are paid currently on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to shareholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Stephenson 60,000 performance restricted stock units on September 10, 2004, which vest upon our attaining $0.30 per share of common stock per fiscal quarter in ‘‘Adjusted Funds from Operation’’ (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units which have not become vested as of December 31, 2007 are forfeited.

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

In connection with this employment agreement, we issued Mr. Crabill 57,500 shares of our restricted common stock on September 10, 2004, which vest 331/3% on each of January 1, 2005, January 1, 2006, and January 1, 2007, provided Mr. Crabill continues to work for us on the applicable vesting date. Dividends are paid currently on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to shareholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Crabill 57,500 performance restricted stock units on September 10, 2004, which vest upon our attaining $0.30 per share of common stock per fiscal quarter in ‘‘Adjusted Funds from Operations’’ (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units which have not become vested as of December 31, 2007 are forfeited.

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

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs at Fiscal Year-End (#) Unexercisable (U) Exercisable (E)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Unexercisable (U) Exercisable (E)
C. Taylor Pickett	227,700	$2,132,285	—	(U)	$—	(U)
			—	(E)	$—	(E)

Daniel J. Booth	—	—	33,334	(U)	$310,837	(U)
			58,333	(E)	$539,701	(E)

R. Lee Crabill, Jr.	50,834	$548,362	—	(U)	$—	(U)
			—	(E)	$—	(E)

Robert O. Stephenson	23,438	$211,959	36,231	(U)	$346,547	(U)
			44,043	(E)	$418,065	(E)

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information regarding beneficial ownership of our capital stock as of January 31, 2006 for:

•                  each of our directors and the named executive officers appearing in the table under “Executive Compensation —Compensation of Executive Officers;” and

•                  all persons known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable.  The business address of the directors and executive officers is 9690 Deereco Road, Suite 100, Timonium, Maryland 21093.

	Common Stock			Series D Preferred
Beneficial Owner	Number of Shares		Percent of Class(1)	Number of Shares	Percent of Class(11)

C. Taylor Pickett	478,428		0.8%	—	—
Daniel J. Booth	157,487		0.3%	—	—
R. Lee Crabill, Jr.	81,605		0.1%	—	—
Robert O. Stephenson	194,251		0.3%	—	—
Thomas F. Franke	79,840	(2)(3)	0.1%	—	—
Harold J. Kloosterman	91,412	(4)(5)	0.2%	—	—
Bernard J. Korman	558,786	(6)	1.0%	—	—
Edward Lowenthal	37,332	(7)(8)	*	—	—
Stephen D. Plavin	29,559	(9)	*	—	—
Directors and executive officers as a group (9 persons)	1,708,700	(10)	3.0%	—	—

5% Beneficial Owners:

K.G. Redding & Associates, LLC	3,400,536	(12)
Clarion CRA Securities, LP	3,300,455	(13)

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

(4)                                  Includes shares owned jointly by Mr. Kloosterman and his wife, and 13,269 shares held solely in Mr. Kloosterman’s wife’s name.

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

(10)                            Includes stock options that are exercisable within 60 days to acquire 40,334 shares.

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

All Other Fees

The aggregate fees billed by Ernst & Young LLP for professional services to our company rendered other than as stated under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for fiscal years 2004 and 2005 were approximately $0 and $6,000, respectively.

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

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-46
Schedule IV – Mortgage Loans on Real Estate	F-48

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

(c)           Financial Statement Schedules — The following consolidated financial statement schedules are included herein:

Schedule III — Real Estate and Accumulated Depreciation

Schedule IV — Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As discussed in Note 1 and Note 15 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 (except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is December 11, 2006) expressed an unqualified opinion on management’s assessment and an adverse opinion on internal control over financial reporting.

/s/ Ernst & Young LLP

McLean, Virginia
February 17, 2006, except for Notes 1, 2, 3, 5, 6, 9, 15, and 17, as to which the date is December 11, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Omega Healthcare Investors, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting (as restated) included in Item 9A of Omega Healthcare Investors, Inc.’s (“Omega”) Annual Report on Form 10-K/A, that Omega did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness described in the sixth paragraph below, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).   Omega’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Omega’s internal control over financial reporting based on our audit.

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

In our report dated February 17, 2006, we expressed an unqualified opinion on management’s previous assessment that Omega maintained effective internal control over financial reporting as of December 31, 2005 and an unqualified opinion that Omega maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. As described in the following paragraph, management has subsequently determined that a deficiency in controls resulted in a misstatement in its annual and quarterly financial statements.  Such matter was considered to be a material weakness as of December 31, 2005.  As a result, management revised its assessment, as presented in Management’s Report on Internal Control over Financial Reporting (as restated) included in Item 9A of Omega’s Annual Report on Form 10-K/A, and our present opinion on the effectiveness of Omega’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.  As of December 31, 2005, Omega lacked sufficient internal control processes, procedures, and personnel resources necessary to address accounting for certain complex and non-routine transactions and as a result, the accounting for certain of these transactions was not performed correctly or on a timely basis. Accordingly, errors were made in accounting for financial instruments, income taxes, and rental revenues. These errors have been recorded and disclosed in the accompanying restated consolidated financial statements. Until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by Omega’s controls in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated February 17, 2006 (except for Notes 1, 2, 3, 5, 6, 9, 15, and 17, as to which the date is December 11, 2006) on those consolidated financial statements (as restated).

In our opinion, management’s assessment that Omega Healthcare Investors, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Omega Healthcare Investors, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ Ernst & Young LLP

McLean, Virginia
February 17, 2006, except for the effects of the material
weakness described in the sixth paragraph above,
as to which the date is December 11, 2006

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	December 31, 2004
	(Restated)	(Restated)
ASSETS
Real estate properties
Land and buildings at cost	$996,127	$808,574
Less accumulated depreciation	(157,255)	(153,379)
Real estate properties – net	838,872	655,195
Mortgage notes receivable – net	104,522	118,058
	943,394	773,253
Other investments – net	28,918	34,766
	972,312	808,019
Assets held for sale – net	1,243	—
Total investments	973,555	808,019

Cash and cash equivalents	3,948	12,083
Accounts receivable – net	15,018	11,884
Other assets	37,769	12,733
Operating assets for owned properties	—	213
Total assets	$1,030,290	$844,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$58,000	$15,000
Unsecured borrowings – net	505,429	361,338
Other long–term borrowings	2,800	3,170
Accrued expenses and other liabilities	19,563	21,067
Income tax liabilities	3,299	914
Operating liabilities for owned properties	256	508
Total liabilities	589,347	401,997

Stockholders’ equity:
Preferred stock issued and outstanding – 2,000 shares Class B with an aggregate liquidation preference of $50,000	—	50,000
Preferred stock issued and outstanding – 4,740 shares Class D with an aggregate liquidation preference of $118,488	118,488	118,488
Common stock $.10 par value authorized – 100,000 shares: Issued and outstanding – 56,872 shares in 2005 and 50,824 shares in 2004	5,687	5,082
Additional paid-in-capital	657,920	592,698
Cumulative net earnings	237,069	198,316
Cumulative dividends paid	(536,041)	(480,292)
Cumulative dividends – redemption	(43,067)	(41,054)
Unamortized restricted stock awards	(1,167)	(2,231)
Accumulated other comprehensive income	2,054	1,928
Total stockholders’ equity	440,943	442,935
Total liabilities and stockholders’ equity	$1,030,290	$844,932

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues
Rental income	$95,217	$70,224	$58,775
Mortgage interest income	6,527	13,266	14,656
Other investment income – net	4,075	3,129	2,922
Miscellaneous	4,459	831	1,048
Nursing home revenues of owned and operated assets	—	—	4,395
Total operating revenues	110,278	87,450	81,796
Expenses
Depreciation and amortization	24,175	19,214	18,500
General and administrative	8,587	8,841	8,858
Provision for impairment on real estate properties	5,454	—	74
Provisions for uncollectible mortgages, notes and accounts receivable	83	—	—
Leasehold expiration expense	1,050	—	—
Nursing home expenses of owned and operated assets	—	—	5,493
Total operating expenses	39,349	28,055	32,925

Income before other income and expense	70,929	59,395	48,871
Other income (expense):
Interest and other investment income	220	122	182
Interest expense	(29,900)	(23,050)	(18,495)
Interest – amortization of deferred financing costs	(2,121)	(1,852)	(2,307)
Interest – refinancing costs	(2,750)	(19,106)	(2,586)
Provisions for impairment on equity securities	(3,360)	—	—
Litigation settlements and professional liability claims	1,599	(3,000)	2,187
Change in fair value of derivatives	(16)	1,361	—
Total other expense	(36,328)	(45,525)	(21,019)

Income before gain on assets sold	34,601	13,870	27,852
Gain from assets sold – net	—	—	665
Income from continuing operations before income taxes	34,601	13,870	28,517
Provision for income taxes	(2,385)	(393)	(520)
Income from continuing operations	32,216	13,477	27,997
Income (loss) from discontinued operations	6,537	6,669	(4,366)
Net income	38,753	20,146	23,631
Preferred stock dividends	(11,385)	(15,807)	(20,115)
Preferred stock conversion and redemption charges	(2,013)	(41,054)	—
Net income (loss) available to common	$25,355	$(36,715)	$3,516

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.36	$(0.95)	$0.21
Net income (loss)	$0.49	$(0.81)	$0.09
Diluted:
Income (loss) from continuing operations	$0.36	$(0.95)	$0.21
Net income (loss)	$0.49	$(0.81)	$0.09

Dividends declared and paid per common share	$0.85	$0.72	$0.15

Weighted-average shares outstanding, basic	51,738	45,472	37,189
Weighted-average shares outstanding, diluted	52,059	45,472	38,154

Components of other comprehensive income:
Net income	$38,753	$20,146	$23,631
Unrealized gain (loss) on investments and hedging contracts – net	126	6,383	(1,573)
Total comprehensive income	$38,879	$26,529	$22,058

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Preferred Stock	Cumulative Net Earnings

Balance at December 31, 2002 (37,141 common shares), as previously reported	$3,714	$481,052	$212,342	$151,245
Cumulative effect of restatement adjustments	—	—	—	3,294
Issuance of common stock:
Release of restricted stock and amortization of deferred stock compensation	—	—	—	—
Dividend reinvestment plan (6 shares)	1	41	—	—
Exercised options (121shares at an average exercise price of $2.373 per share)	12	275	—	—
Grant of stock as payment of directors fees (23 shares at an average of $4.373 per share)	2	99	—	—
Net income for 2003	—	—	—	23,631
Common dividends paid ($0.15 per share)	—	—	—	—
Preferred dividends paid (Series A of $6.359 per share, Series B of $5.930 per share and Series C of $2.50 per share)	—	—	—	—
Unrealized loss on interest rate cap	—	—	—	—

Balance at December 31, 2003 (37,291 common shares) restated	3,729	481,467	212,342	178,170
Issuance of common stock:
Grant of restricted stock (318 shares at $10.54 per share)	—	3,346	—	—
Amortization of restricted stock	—	—	—	—
Dividend reinvestment plan (16 shares at $9.84 per share)	2	157	—	—
Exercised options (1,190 shares at an average exercise price of $2.775 per share)	119	(403)	—	—
Grant of stock as payment of directors fees (10 shares at an average of $10.3142 per share)	1	101	—	—
Equity offerings (2,718 shares at $9.85 per share)	272	23,098	—	—
Equity offerings (4,025 shares at $11.96 per share)	403	45,437	—	—
Net income for 2004	—	—	—	20,146
Purchase of Explorer common stock (11,200 shares).	(1,120)	(101,025)	—	—
Common dividends paid ($0.72 per share).	—	—	—	—
Issuance of Series D preferred stock (4,740 shares).	—	(3,700)	118,488	—
Series A preferred redemptions.	—	2,311	(57,500)	—
Series C preferred stock conversions.	1,676	103,166	(104,842)	—
Series C preferred stock redemptions	—	38,743	—	—
Preferred dividends paid (Series A of $1.156 per share, Series B of $2.156 per share and Series D of $1.518 per share)	—	—	—	—
Reclassification for realized loss on sale of interest rate cap	—	—	—	—
Unrealized loss on Sun common stock investment	—	—	—	—
Unrealized gain on Advocat securities	—	—	—	—

Balance at December 31, 2004 (50,824 common shares) restated	5,082	592,698	168,488	198,316
Issuance of common stock:
Grant of restricted stock (7 shares at $11.03 per share)	—	77	—	—
Amortization of restricted stock	—	—	—	—
Vesting of restricted stock (grants 66 shares)	7	(521)	—	—
Dividend reinvestment plan (573 shares at $12.138 per share)	57	6,890	—	—
Exercised options (218 shares at an average exercise price of $2.837 per share)	22	(546)	—	—
Grant of stock as payment of directors fees (9 shares at an average of $11.735 per share)	1	99	—	—
Equity offerings (5,175 shares at $11.80 per share)	518	57,223	—	—
Net income for 2005	—	—	—	38,753
Common dividends paid ($0.85 per share)	—	—	—	—
Series B preferred redemptions	—	2,000	(50,000)	—
Preferred dividends paid (Series B of $1.090 per share and Series D of $2.0938 per share)	—	—	—	—
Reclassification for realized loss on Sun common stock investment	—	—	—	—
Unrealized loss on Sun common stock investment	—	—	—	—
Unrealized gain on Advocat securities	—	—	—	—

Balance at December 31, 2005 (56,872 common shares) restated	$5,687	$657,920	$118,488	$237,069

See accompanying notes.

	Cumulative Dividends	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2002 (37,141 common shares), as previously reported	$(365,654)	$(116)	$(2,882)	$479,701
Cumulative effect of restatement adjustments	—	—	—	3,294
Issuance of common stock:
Release of restricted stock and amortization of deferred stock compensation	—	116	—	116
Dividend reinvestment plan (6 shares)	—	—	—	42
Exercised options (121shares at an average exercise price of $2.373 per share)	—	—	—	287
Grant of stock as payment of directors fees (23 shares at an average of $4.373 per share)	—	—	—	101
Net income for 2003	—	—	—	23,631
Common dividends paid ($0.15 per share)	(5,582)	—	—	(5,582)
Preferred dividends paid (Series A of $6.359 per share, Series B of $5.930 per share and Series C of $2.50 per share)	(59,887)	—	—	(59,887)
Unrealized loss on interest rate cap	—	—	(1,573)	(1,573)

Balance at December 31, 2003 (37,291 common shares) restated	(431,123)	—	(4,455)	440,130
Issuance of common stock:
Grant of restricted stock (318 shares at $10.54 per share)	—	(3,346)	—	—
Amortization of restricted stock	—	1,115	—	1,115
Dividend reinvestment plan (16 shares)	—	—	—	159
Exercised options (1,190 shares at an average exercise price of $2.775 per share)	—	—	—	(284)
Grant of stock as payment of directors fees (10 shares at an average of $10.3142 per share)	—	—	—	102
Equity offerings (2,718 shares)	—	—	—	23,370
Equity offerings (4,025 shares)	—	—	—	45,840
Net income for 2004	—	—	—	20,146
Purchase of Explorer common stock (11,200 shares)	—	—	—	(102,145)
Common dividends paid ($0.72 per share)	(32,151)	—	—	(32,151)
Issuance of Series D preferred stock (4,740 shares)	—	—	—	114,788
Series A preferred stock redemptions	(2,311)	—	—	(57,500)
Series C preferred stock conversions	—	—	—	—
Series C preferred stock redemptions	(38,743)	—	—	—
Preferred dividends paid (Series A of $1.156 per share, Series B of $2.156 per share and Series D of $1.518 per share)	(17,018)	—	—	(17,018)
Reclassification for realized loss on sale of interest rate cap	—	—	6,014	6,014
Unrealized loss on Sun common stock investment	—	—	(2,783)	(2,783)
Unrealized gain on Advocat securities	—	—	3,152	3,152

Balance at December 31, 2004 (50,824 common shares) restated	(521,346)	(2,231)	1,928	442,935
Issuance of common stock:
Grant of restricted stock (7 shares at $11.03 per share)	—	(77)	—	—
Amortization of restricted stock	—	1,141	—	1,141
Vesting of restricted stock (grants 66 shares)	—	—	—	(514)
Dividend reinvestment plan (573 shares at $12.138 per share)	—	—	—	6,947
Exercised options (218 shares at an average exercise price of $2.837 per share)	—	—	—	(524)
Grant of stock as payment of directors fees (9 shares at an average of $11.735per share)	—	—	—	100
Equity offerings (5,175 shares at $11.80 per share)	—	—	—	57,741
Net income for 2005	—	—	—	38,753
Common dividends paid ($0.85 per share).	(43,645)	—	—	(43,645)
Series B preferred redemptions.	(2,013)	—	—	(50,013)
Preferred dividends paid (Series B of $1.090 per share and Series D of $2.0938 per share)	(12,104)	—	—	(12,104)
Reclassification for realized loss on Sun common stock investment	—	—	3,360	3,360
Unrealized loss on Sun common stock investment	—	—	(1,976)	(1,976)
Unrealized loss on Advocat securities	—	—	(1,258)	(1,258)

Balance at December 31, 2005 (56,872 common shares) restated	$(579,108)	$(1,167)	$2,054	$440,943

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flow from operating activities
Net income	$38,753	$20,146	$23,631
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	25,277	21,551	21,426
Provisions for impairment (including amounts in discontinued operations)	9,617	—	8,894
Provisions for uncollectible mortgages, notes and accounts receivable	83	—	—
Provision for impairment on equity securities	3,360	—	—
Income from accretion of marketable securities to redemption value	(1,636)	(810)	—
Refinancing costs	2,750	19,106	2,586
Amortization for deferred finance costs	2,121	1,852	2,307
(Gain) loss on assets sold - net	(7,969)	(3,358)	148
Restricted stock amortization expense	1,141	1,115	—
Adjustment of derivatives to fair value	16	(1,361)	—
Other	(1,521)	(55)	(45)
Net change in accounts receivable	(3,134)	(4,878)	(947)
Net change in other assets	4,075	(72)	303
Net change in income tax liabilities	2,385	394	520
Net change in other operating assets and liabilities	(2,361)	732	(2,370)
Net cash provided by operating activities	72,957	54,362	56,453

Cash flow from investing activities
Acquisition of real estate	(248,704)	(114,214)	—
Placement of mortgage loans	(61,750)	(6,500)	—
Proceeds from sale of stock	—	480	—
Proceeds from sale of real estate investments	60,513	5,672	12,911
Capital improvements and funding of other investments	(3,821)	(5,606)	(1,504)
Proceeds from other investments and assets held for sale – net	6,393	9,145	23,815
Investments in other investments– net	(9,574)	(3,430)	(7,736)
Collection of mortgage principal	61,602	8,226	3,624
Net cash (used in) provided by investing activities	(195,341)	(106,227)	31,110

Cash flow from financing activities
Proceeds from credit line borrowings	387,800	157,700	260,977
Payments of credit line borrowings	(344,800)	(319,774)	(260,903)
Payment of re-financing related costs	(2,491)	(6,378)	—
Proceeds from long-term borrowings	223,566	261,350	—
Payments of long-term borrowings	(79,688)	(350)	(25,942)
Payment to Trustee to redeem long-term borrowings	(22,670)	—	—
Proceeds from sale of interest rate cap	—	3,460	—
Receipts from Dividend Reinvestment Plan and directors fees	6,947	262	42
Payments for exercised options – net	(1,038)	(387)	287
Dividends paid	(55,749)	(49,169)	(65,469)
Redemption of preferred stock	(50,013)	(57,500)	—
Proceeds from preferred stock offering	—	12,643	—
Proceeds from common stock offering	57,741	69,210	—
Deferred financing costs paid	(5,327)	(10,213)	(7,801)
Other	(29)	—	—
Net cash provided by (used in) financing activities	114,249	60,854	(98,809)

(Decrease) increase in cash and cash equivalents	(8,135)	8,989	(11,246)
Cash and cash equivalents at beginning of year	12,083	3,094	14,340
Cash and cash equivalents at end of year	$3,948	$12,083	$3,094
Interest paid during the year	$31,354	$19,150	$18,101

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

Restated Financial Data

We have restated certain historical results in the accompanying consolidated financial statements to correct errors in previously reported amounts related to income tax matters and certain debt and equity investments in Advocat Inc. (“Advocat”), as well as to record certain straight-line rental income.  See Note 15 – Restatement of Previously Issued Financial Statements and Note 16 – Summary of Quarterly Results.

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

In prior years, we had a reportable segment relating to our portfolio of owned and operated facilities that we acquired as a result of certain foreclosure proceedings.  However, owned and operated facilities are not our core business, and thus we divested all of our owned and operated facilities.  As of January 1, 2004, the divestment process had been sufficiently implemented such that our holdings of owned and operated facilities were immaterial and thus no longer constituted a separate reportable segment.  As of December 31, 2004, we had no owned and operated facilities.  In addition, we previously reported a segment entitled “Corporate and Other” however, all of the items classified thereunder are properly allocable to core operations and, as result, do not currently constitute a separate reportable segment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Real Estate Investments and Depreciation

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  All costs of significant improvements, renovations and replacements are capitalized.  In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement.  Expenditures for maintenance and repairs are charged to operations as they are incurred.

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

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, we currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 5 – Other Investment).  At December 31, 2005 and 2004, we had notes receivable totaling $1.8 million and $8.5 million, respectively, which were determined to be impaired.

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

Recognizing rental income on a straight-line basis results in recognized revenue exceeding contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $13.8 million and $8.6 million, net of allowances, at December 31, 2005 and 2004, respectively.  See Note 15 – Restatement of Previously Issued Financial Statements.  In the case of a lease recognized on a straight-line basis, we will generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of adverse collectibility are present (e.g., lessee payment delinquencies, bankruptcy indicators, etc.).  At December 31, 2005 and 2004, the allowance for straight-line accounts receivable was $6.7 million and $6.5 million, respectively.

Investments in Debt and Equity Securities

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

At December 31, 2005, we had two marketable securities (i.e., preferred and common shares of publicly traded companies).  See Note 15 – Restatement of Previously Issued Financial Statements and Note 5 – Other Investments.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, during the year ended December 31, 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. (“Sun”) common stock to its then current fair market value.

Our investment in Advocat series B preferred stock is stated at fair value.  We record dividend and accretion income on the preferred stock based upon whether the amount and timing of collections are both probable and reasonably estimable.  We recognize accretion income on a prospective basis using the effective interest method to the redemption date of the security.  The face value plus the value of the accrued dividends, which had previously been written down to zero due to impairment, is being accreted into income ratably through the Omega redemption date (September 30, 2007).  The cumulative amount recognized as income is limited to the fair market value of the preferred stock.  The difference between the fair market value of the preferred stock and the accretive value of the security is recorded as other comprehensive income on the balance sheet.

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

Revenue Recognition

Rental income is recognized as earned over the terms of the related master leases.  Such income generally includes periodic increases based on pre-determined formulas (i.e., such as increases in the Consumer Price Index (“CPI”)) as defined in the master leases.  Certain master leases contain provisions relating to specific and determinable increases in rental payments over the term of the leases.  Rental income, under lease arrangements with specific and determinable increases, is recognized over the term of the lease on a straight-line basis.  Recognition of rental income commences when control of the facility has been given to the tenant.  Mortgage interest income is recognized as earned over the terms of the related mortgage notes.

Reserves are taken against earned revenues from leases and mortgages when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.  When collection is uncertain, lease revenues are recorded as received, after taking into account application of security deposits.  The recording of any related straight-line rent is suspended until past due amounts have been paid.  In the event the straight-line rent is deemed uncollectible, an allowance for loss for the straight-line rent asset will be recognized.  Interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

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

Owned and Operated Assets

If real estate is acquired and operated pursuant to a foreclosure proceeding, it is designated as “owned and operated assets” and recorded at the lower of cost or fair value.

Assets Held for Sale and Discontinued Operations

When a formal plan to sell real estate is adopted the real estate is classified as “assets held for sale,” with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets sold or designated as held for sale are reported as discontinued operations in our financial statements for all periods presented. We had three assets held for sale as of December 31, 2005 with a combined net book value of $1.2 million. We held no assets that qualified as held for sale as of December 31, 2004.

Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“FAS No. 133”), requires that all derivatives are recognized on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

At December 31, 2005, we had one derivative instrument accounted for at fair value resulting from the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company, to convert that security into Advocat common stock at a fixed exchange rate; see Note 15 – Restatement of Previously Issued Financial Statements and Note 5 – Other Investments.

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

Federal and State Income Taxes

So long as we qualify as a REIT, we will not be subject to Federal income taxes on our income, except as described below.  To the extent that we have foreclosure income from our owned and operated assets, we will incur federal tax at a rate of 35%.  To date, our owned and operated assets have generated losses, and therefore, no provision for federal income tax is necessary.  We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.  These TRSs had a net operating loss carry-forward as of December 31, 2005 of $14.4 million.  This loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock held by us could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential interest charges and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we intend to establish that any failure to satisfy the gross income tests was due to reasonable cause (see Note 15 – Restatement of Previously Issued Financial Statements).  In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.  If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

As a result of the potential related party tenant issue described above and further discussed in Note 15 – Restatement of Previously Issued Financial Statements, we have recorded a $2.4 million, $0.4 million and $0.5 million provision for income tax, including related interest expense, for the years ended December 31, 2005, 2004 and 2003, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

Stock-Based Compensation

Our company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires certain disclosures related to our stock-based compensation arrangements.

The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to our stock-based compensation.

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amounts)
Net income (loss) to common stockholders	$25,355	$(36,715)	$3,516
Add: Stock-based compensation expense included in net income (loss) to common stockholders	1,141	1,115	—
	26,496	(35,600)	3,516
Less: Stock-based compensation expense determined under the fair value based method for all awards	1,319	1,365	79
Pro forma net income (loss) to common stockholders	$25,177	$(36,965)	$3,437

Earnings per share:
Basic, as reported	$0.49	$(0.81)	$0.09
Basic, pro forma	$0.49	$(0.81)	$0.09
Diluted, as reported	$0.49	$(0.81)	$0.09
Diluted, pro forma	$0.48	$(0.81)	$0.09

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

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2005	2004
	(in thousands)
Buildings	$944,206	$768,433
Land	51,921	40,141
	996,127	808,574
Less accumulated depreciation	(157,255)	(153,379)
Total	$838,872	$655,195

The future minimum estimated rents due for the remainder of the initial terms of the leases are as follows:

(in thousands)
2006	$104,958
2007	106,890
2008	108,591
2009	109,759
2010	106,006
Thereafter	315,520
$851,724

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

2005 Acquisitions
100% Interest Acquired	Acquisition Date	Purchase Price ($000’s)

Thirteen facilities in OH	January 13, 2005	$79,300
Two facilities in TX	June 1, 2005	9,500
Five facilities in PA and OH	June 28, 2005	49,600
Three facilities in TX	November 1, 2005	12,800
Eleven facilities in OH	December 16, 2005	115,300

2004 Acquisitions
100% Interest Acquired	Acquisition Date	Purchase Price ($000’s)

Three facilities (2 in VT, 1 in CT)	April 1, 2004	$26,000
Two facilities in TX	April 30, 2004	9,400
Fifteen facilities (13 in PA, 2 OH)	November 1, 2004	72,500
One facility in WV	December 3, 2004	7,700

The acquired properties are included in our results of operations from the respective date of acquisition.  The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented.  In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made.

	Pro forma Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amount, unaudited)

Revenues	$127,244	$125,623	$124,294
Net income	$40,113	$27,028	$31,784

Earnings per share – pro forma:
Earnings (loss) per share – Basic	$0.52	$(0.66)	$0.31
Earnings (loss) per share – Diluted	$0.51	$(0.66)	$0.31

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

NOTE 4 - MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable relate to 32 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in eight states, operated by eight independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of December 31, 2005, we have no foreclosed property and none of our mortgages were in foreclosure proceedings.

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

NOTE 5 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	At December 31,
	2005	2004
	(Restated)	(Restated)
	(in thousands)
Notes receivable(1)	$21,039	$20,223
Notes receivable allowance	(2,412)	(4,433)
Purchase option	—	7,071
Marketable securities and other	10,291	11,905
Total other investments	$28,918	$34,766

(1)                                  Includes notes receivable deemed impaired in for 2005 and 2004 of $1.8 million and $8.5 million respectively.

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

•                  In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS No. 115”), for the year ended December 31, 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun common stock to its then current fair market value of $4.9 million.

•                  The fair value of our investment in Sun common stock was $5.0 million and $7.0 million at December 31, 2005 and 2004, respectively.  Included in accumulated other comprehensive income at December 31, 2005 was an unrealized gain of $0.2 million and at December 31, 2004 was an unrealized loss of $1.2 million, relating to our investment in Sun common stock.

Advocat Subordinated Debt and Convertible Preferred Stock Investments

•                  Under our 2000 restructuring agreement with Advocat, we received the following:  (i) 393,658 shares of Advocat’s Series B non-voting, redeemable (on or after September 30, 2007), convertible preferred stock, which was convertible into up to 706,576 shares of Advocat’s common stock (representing 9.9% of the outstanding shares of Advocat’s common stock on a fully diluted, as-converted basis and accruing dividends at 7% per annum); and (ii) a secured convertible subordinated note in the amount of $1.7 million bearing interest at 7% per annum with a September 30, 2007 maturity (see Note 15 – Restatement of Previously Issued Financial Statements and Note 16 – Summary of Quarterly Results).

•                  In accordance with FAS No. 115, the Advocat Series B security is a compound financial instrument.  The embedded derivative value of the conversion feature is recorded separately at fair market value in accordance with FAS No. 133.  The non-derivative portion of the security is classified as an available-for-sale investment and is stated at its fair value with unrealized gains or losses recorded in accumulated other comprehensive income.  The fair value of the non-derivative portion of the security was $4.3 million and $4.0 million at December 31, 2005 and 2004, respectively.  Included in accumulated other comprehensive income at December 31, 2005 and 2004 were unrealized gains of $1.9 million and $3.2 million, respectively, relating to the non-derivative portion of the security.

•                  In accordance with FAS No. 114 and FAS No. 118, the Advocat secured convertible subordinated note is fully reserved and accounted for using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income.

Essex Healthcare Corporation

On January 13, 2005, as a result of the purchase from American of 13 SNFs, our purchase option of approximately $7 million was applied against the purchase price.

Notes Receivable

At December 31, 2005, we had 13 notes receivable totaling $18.6 million, net of allowance, with maturities ranging from on demand to 2015.  At December 31, 2004, we had 14 notes receivable totaling $15.8 million, net of allowance, with maturities ranging from on demand to 2014.

NOTE 6 - CONCENTRATION OF RISK

As of December 31, 2005, our portfolio of domestic investments consisted of 227 healthcare facilities, located in 27 states and operated by 35 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at December 31, 2005, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 193 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, and fixed rate mortgages on 32 long-term healthcare facilities.  At December 31, 2005, we also held miscellaneous investments of approximately $29 million, consisting primarily of secured loans to third-party operators of our facilities.

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

For the year ended December 31, 2005, our revenues from operations totaled $110.3 million, of which approximately $21.8 million were from Sun (20%) and $13.9 million from Advocat (13%).  No other operator generated more than 9% of our revenues from operations.

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

The required principal payments, excluding the premium/discount on the 7% Notes, for each of the five years following December 31, 2005 and the aggregate due thereafter are set forth below:

(in thousands)
2006	$21,072
2007	415
2008	58,435
2009	465
2010	495
Thereafter	485,600
Totals	$566,482

NOTE 9 - FINANCIAL INSTRUMENTS

At December 31, 2005 and 2004, the carrying amounts and fair values of our financial instruments were as follows:

	2005		2004
	(Restated)		(Restated)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:	$3,948	$3,948	$12,083	$12,083
Cash and cash equivalents
Mortgage notes receivable – net	104,522	105,981	118,058	121,366
Other investments	28,918	29,410	34,766	35,934
Totals	$137,388	$139,339	$164,907	$169,383

Liabilities:
Revolving lines of credit	$58,000	$58,000	$15,000	$15,000
6.95% Notes	20,682	20,674	100,000	106,643
7.00% Notes due 2014	310,000	315,007	260,000	272,939
7.00% Notes due 2016	175,000	172,343	—	—
(Discount)/Premium on 7.00% Notes – net	(253)	(86)	1,338	990
Other long-term borrowings	2,800	2,791	3,170	3,199
Totals	$566,229	$568,729	$379,508	$398,771

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument.  (See Note 2 – Summary of Significant Accounting Policies).  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

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

•                  Other investments:  Other investments are primarily comprised of: (i) notes receivable; (ii) a redeemable convertible preferred security; (iii) an embedded derivative of the redeemable convertible preferred security; (iv) a subordinated debt instrument of a publicly traded company; and (v) a marketable common stock security held for resale.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.  The fair value of the embedded derivative is estimated using a financial pricing model and market data derived from the underlying issuer’s common stock.  The fair value of the marketable securities are estimated using discounted cash flow and volatility assumptions or, if available, a quoted market value.

•                  Revolving lines of credit:  The carrying values of our borrowings under variable rate agreements approximate their fair values.

•                  Senior notes and other long-term borrowings:  The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

From time to time, we may utilize interest rate swaps and caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations.  We do not use derivatives for trading or speculative purposes.  We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.  At December 31, 2004 and 2005, we had no derivative instruments relating to interest rate swaps and caps on our balance sheet.

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

9.25% Series A Preferred Redemption

On April 30, 2004, we fully redeemed all of the outstanding 2.3 million shares of our Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $25.57813, comprised of the $25 per share liquidation value and accrued dividend.  Under FASB-EITF Issue D-42, ‘‘The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the repurchase of the Series A Preferred Stock resulted in a non-cash charge to our 2004 net income available to common stockholders of approximately $2.3 million.  In 1997, we received gross proceeds of $57.5 million from the issuance of 2.3 million shares of 9.25% Series A Preferred Stock at $25 per share.  Dividends on the Series A Preferred Stock were cumulative from the date of original issue and were payable quarterly.

8.375% Series D Preferred Stock Offering

On February 10, 2004, we closed on the sale of 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”) at a price of $25 per share.  The Series D Preferred Stock is listed on the NYSE under the symbol “OHI PrD.”  Dividends on the Series D Preferred Stock are cumulative from the date of original issue and are payable quarterly.  At December 31, 2004, the aggregate liquidation preference of the Series D Preferred Stock was $118.5 million.  (See Note 13 – Dividends).

Series C Preferred Stock Redemption, Conversion and Repurchase

On July 14, 2000, Explorer Holdings, L.P., (“Explorer”), a private equity investor, completed an investment of $100.0 million in our company in exchange for 1,000,000 shares of our Series C convertible preferred stock (the “Series C Preferred Stock”).  Shares of the Series C Preferred Stock were convertible into common stock at any time by the holder at an initial conversion price of $6.25 per share of common stock. The shares of Series C Preferred Stock were entitled to receive dividends at the greater of 10% per annum or the dividend payable on shares of common stock, with the Series C Preferred Stock participating on an “as converted” basis.  Dividends on the Series C Preferred Stock were cumulative from the date of original issue and are payable quarterly.

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

Option Price Range		Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.76-	$3.00	141,628	$2.88	5.63	72,064	$2.88
$3.01-	$3.81	42,564	$3.25	5.90	40,894	$3.23
$6.02-	$9.33	24,247	$6.71	6.33	20,495	$6.30
$20.25-	$37.20	19,001	$28.03	1.48	19,001	$28.03

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

At December 31, 2005, options outstanding (227,440) have a weighted-average exercise price of $5.457, with exercise prices ranging from $2.76 to $37.20.  For the years ended December 31, 2005, 2004, and 2003, 0, 9,000 and 9,000 options were granted at a weighted average price per share of $0.00, $9.33 and $3.74, respectively. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price			Weighted- Average Price
Outstanding at December 31, 2002	2,394,501	$1.590	-	$37.205	$3.150
Granted during 2003	9,000	3.740	-	3.740	3.740
Exercised	(120,871)	1.590	-	6.125	2.448
Outstanding at December 31, 2003	2,282,630	2.320	-	37.205	3.202
Granted during 2004	9,000	9.330	-	9.330	9.330
Exercised	(1,713,442)	2.320	-	7.750	2.988
Cancelled	(8,005)	3.740	-	9.330	6.914
Outstanding at December 31, 2004	570,183	2.320	-	37.205	3.891
Exercised	(336,910)	2.320	-	9.330	2.843
Cancelled	(5,833)	3.410	-	3.410	3.410
Outstanding at December 31, 2005	227,440	$2.760	-	$37.205	$5.457

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

NOTE 13 - DIVIDENDS

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our immediately prior fiscal quarter’s FFO as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status.  The Loan Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; and (vi) non-cash impairment charges.

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

NOTE 15 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including its unaudited financial statements for each quarterly period in 2005 and 2004 (the “Restatement”).  The Restatement reflects the following adjustments to correct the accounting for income tax matters, asset values and recording of straight-line rental income:

1.               We have recorded asset values for securities received from Advocat (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase total assets by $5.4 million and $5.1 million as of December 31, 2005 and 2004, respectively.  These adjustments will also increase net income by $1.6 million, $1.9 million and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $2.4 million, $0.4 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times CPI) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income will increase by $2.8 million, $1.9 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, net accounts receivable and retained earnings will increase by $9.1 million and $6.3 million as of December 31, 2005 and 2004, respectively, to reflect the effects of this adjustment from inception of the affected leases.  See “Recording of Rental Income” below.

Events Causing the Restatement - Advocat Restructuring

In November 2000, Advocat, an operator of various skilled nursing facilities owned by or mortgaged to us, was in default on its obligations to us.  As a result, we entered into an agreement with Advocat with respect to the restructuring of Advocat’s obligations pursuant to leases and mortgages for the facilities then operated by Advocat (the “Initial Advocat Restructuring”).  As part of the Initial Advocat Restructuring in 2000, Advocat issued to us (i) 393,658 shares of Advocat’s Series B non-voting, redeemable (on or after September 30, 2007), convertible preferred stock, which was convertible into up to 706,576 shares of Advocat’s common stock (representing 9.9% of the outstanding shares of Advocat’s common stock on a fully diluted, as-converted basis and accruing dividends at 7% per annum), and (ii) a secured convertible subordinated note in the amount of $1.7 million bearing interest at 7% per annum with a September 30, 2007 maturity.

Subsequent to the Initial Advocat Restructuring, Advocat’s operations and financial condition have improved and there has been a significant increase in the market value of Advocat’s common stock from approximately $0.31 per share at the time of the Initial Advocat Restructuring to the closing price on October 20, 2006 of $18.84.  As a result of the significant increase in the value of the common stock underlying the Series B preferred stock of Advocat held by us, on October 20, 2006 we again restructured our relationship with Advocat (the “Second Advocat Restructuring”) by entering into a Restructuring Stock Issuance and Subscription

Agreement with Advocat (the “2006 Advocat Agreement”). Pursuant to the 2006 Advocat Agreement, we exchanged the Advocat Series B preferred stock and subordinated note issued in the Initial Advocat Restructuring for 5,000 shares of Advocat’s Series C non-convertible, redeemable (at our option after September 30, 2010) preferred stock with a face value of approximately $4.9 million and a dividend rate of 7% payable quarterly, and a secured non-convertible subordinated note in the amount of $2.5 million maturing September 30, 2007 and bearing interest at 7% per annum.  As part of the Second Advocat Restructuring, we also amended our Consolidated Amended and Restated Master Lease by and between one of our subsidiaries, as lessor, and a subsidiary of Advocat, as lessee, to commence a new 12-year lease term through September 30, 2018 (with a renewal option for an additional 12 year term) and Advocat has agreed to increase the master lease annual rent by approximately $687,000 to approximately $14 million commencing on January 1, 2007.

Management believes that certain of the terms of the Advocat Series B preferred stock previously held by us could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income as described below.

In 2000 at the time of the Initial Advocat Restructuring, we determined that no value should be ascribed to the Advocat preferred stock and subordinated note and, as a result, no value was recorded on our financial statements at that time or in any subsequent period.  Management now believes that the accounting treatment in previous periods was incorrect and, in addition to the related party tenant issues described below, the Restatement reflects the appropriate carrying value (in accordance with FAS No. 115) of the Advocat preferred stock of $4.3 million and $4.0 million and an embedded derivative (in accordance with FAS No. 133) of $1.1 million and $1.1 million on our restated balance sheets as of December 31, 2005 and 2004, respectively.  In addition, in accordance with FAS No. 114, the Advocat subordinated note of $1.7 million was fully reserved at December 31, 2005 and 2004, respectively.

The market value for Advocat’s common stock has increased significantly since the completion of the Initial Advocat Restructuring.  In connection with exploring the potential disposition of the Advocat Series B preferred stock as part of the Second Advocat Restructuring, we were advised by our tax counsel that due to the structure of the Initial Advocat Restructuring, Advocat may be deemed to be a “related party tenant” under applicable federal income tax rules and, in such event, rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.

In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests, if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.

We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential interest charges and obtain assurances regarding its continuing REIT status.  By submitting a request for a closing agreement, we intend to establish that any failure to satisfy the gross income tests was due to reasonable cause.  In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.  If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

As noted above, we have completed the Second Advocat Restructuring and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

Recording of Rental Income

During the course of preparing the Restatement due to the issues related to Advocat described above, we determined that we should correct our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times CPI) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  Historically, we have recorded rental income for leases with these provisions based on contractual scheduled rent payments, rather than on a straight-line basis.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Lease, and Financial Accounting Standards Board Technical Bulletin No. 88-1 Issues Related to Accounting for Leases we have determined that the recording of rental revenue associated with these leases should be on a straight-line basis.  As a result of this adjustment, our net income will increase by $2.8 million, $1.9 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, net accounts receivable and retained earnings will increase by $9.1 million and $6.3 million as of December 31, 2005 and 2004, respectively, to reflect the effects of this adjustment from inception of the affected leases.

The impact of the adjustments related to the Restatement for the years ended December 31, 2005, 2004 and 2003 are summarized below:

CONSOLIDATED STATEMENTS OF OPERATIONS IMPACT:

(in thousands, except per share amounts)

	For the Year Ended December 31, 2005
	As Reported	Adjustments	Restated
Revenues
Rental income	$92,387	$2,830	$95,217
Mortgage interest income	6,527	—	6,527
Other investment income – net	2,439	1,636	4,075
Miscellaneous	4,459	—	4,459
Total operating revenues	105,812	4,466	110,278
Expenses
Depreciation and amortization	24,175	—	24,175
General and administrative	8,587	—	8,587
Provision for impairment on real estate properties	5,454	—	5,454
Provisions for uncollectible mortgages, notes and accounts receivable	83	—	83
Leasehold expiration expense	1,050	—	1,050
Nursing home expenses of owned and operated assets	—	—	—
Total operating expenses	39,349	—	39,349

Income before other income and expense	66,463	4,466	70,929
Other income (expense):
Interest and other investment income	220	—	220
Interest expense	(29,900)	—	(29,900)
Interest – amortization of deferred financing costs	(2,121)	—	(2,121)
Interest – refinancing costs	(2,750)	—	(2,750)
Provisions for impairment on equity securities	(3,360)	—	(3,360)
Litigation settlements and professional liability claims	1,599	—	1,599
Change in fair value of derivative	—	(16)	(16)
Total other expense	(36,312)	(16)	(36,328)

Income from continuing operations before income taxes	30,151	4,450	34,601
Provision for income taxes	—	(2,385)	(2,385)
Income from continuing operations	30,151	2,065	32,216
Income (loss) from discontinued operations	6,537	—	6,537
Net income	36,688	2,065	38,753
Preferred stock dividends	(11,385)	—	(11,385)
Preferred stock conversion and redemption charges	(2,013)	—	(2,013)
Net income (loss) available to common	$23,290	$2,065	$25,355

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.32	$0.04	$0.36
Net income (loss)	$0.45	$0.04	$0.49
Diluted:
Income (loss) from continuing operations	$0.32	$0.04	$0.36
Net income (loss)	$0.45	$0.04	$0.49

Dividends declared and paid per common share	$0.85	$—	$0.85

Weighted-average shares outstanding, basic	51,738	—	51,738
Weighted-average shares outstanding, diluted	52,059	—	52,059

Components of other comprehensive income:
Net income	$36,688	$2,065	$38,753
Unrealized gain (loss) on investments and hedging contracts – net	1,384	(1,258)	126
Total comprehensive income	$38,072	$807	$38,879

	For the Year Ended December 31, 2004
	As Reported	Adjustments	Restated
Revenues
Rental income	$68,338	$1,886	$70,224
Mortgage interest income	13,266	—	13,266
Other investment income – net	2,319	810	3,129
Miscellaneous	831	—	831
Total operating revenues	84,754	2,696	87,450
Expenses
Depreciation and amortization	19,214	—	19,214
General and administrative	8,841	—	8,841
Provision for impairment on real estate properties	—	—	—
Provisions for uncollectible mortgages, notes and accounts receivable	—	—	—
Leasehold expiration expense	—	—	—
Nursing home expenses of owned and operated assets	—	—	—
Total operating expenses	28,055	—	28,055

Income before other income and expense	56,699	2,696	59,395
Other income (expense):
Interest and other investment income	122	—	122
Interest expense	(23,050)	—	(23,050)
Interest – amortization of deferred financing costs	(1,852)	—	(1,852)
Interest – refinancing costs	(19,106)	—	(19,106)
Provisions for impairment on equity securities	—	—	—
Litigation settlements and professional liability claims	(3,000)	—	(3,000)
Change in fair value of derivative	256	1,105	1,361
Total other expense	(46,630)	1,105	(45,525)

Income from continuing operations before income taxes	10,069	3,801	13,870
Provision for income taxes	—	(393)	(393)
Income from continuing operations	10,069	3,408	13,477
Income (loss) from discontinued operations	6,669	—	6,669
Net income	16,738	3,408	20,146
Preferred stock dividends	(15,807)	—	(15,807)
Preferred stock conversion and redemption charges	(41,054)	—	(41,054)
Net income (loss) available to common	$(40,123)	$3,408	$(36,715)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.03)	$0.07	$(0.95)
Net income (loss)	$(0.88)	$0.07	$(0.81)
Diluted:
Income (loss) from continuing operations	$(1.03)	$0.07	$(0.95)
Net income (loss)	$(0.88)	$0.07	$(0.81)

Dividends declared and paid per common share	$0.72	$—	$0.72

Weighted-average shares outstanding, basic	45,472	—	45,472
Weighted-average shares outstanding, diluted	45,472	—	45,472

Components of other comprehensive income:
Net income	$16,738	$3,408	$20,146
Unrealized gain (loss) on investments and hedging contracts – net	3,231	3,152	6,383
Total comprehensive income	$19,969	$6,560	$26,529

	For the Year Ended December 31, 2003
	As Reported	Adjustments	Restated
Revenues
Rental income	$57,654	$1,121	$58,775
Mortgage interest income	14,656	—	14,656
Other investment income – net	2,922	—	2,922
Miscellaneous	1,048	—	1,048
Nursing home revenues of owned and operated assets	4,395	—	4,395
Total operating revenues	80,675	1,121	81,796
Expenses
Depreciation and amortization	18,500	—	18,500
General and administrative	8,858	—	8,858
Provision for impairment on real estate properties	74	—	74
Provisions for uncollectible mortgages, notes and accounts receivable	—	—	—
Leasehold expiration expense	—	—	—
Nursing home expenses of owned and operated assets	5,493	—	5,493
Total operating expenses	32,925	—	32,925

Income before other income and expense	47,750	1,121	48,871
Other income (expense):
Interest and other investment income	182	—	182
Interest expense	(18,495)	—	(18,495)
Interest – amortization of deferred financing costs	(2,307)	—	(2,307)
Interest – refinancing costs	(2,586)	—	(2,586)
Provisions for impairment on equity securities	—	—	—
Litigation settlements and professional liability claims	2,187	—	2,187
Change in fair value of derivative	—	—	—
Total other expense	(21,019)	—	(21,019)

Income before gain on assets sold	26,731	1,121	27,852
Gain from assets sold – net	665	—	665
Income from continuing operations before income taxes	27,396	1,121	28,517
Provision for income taxes	—	(520)	(520)
Income from continuing operations	27,396	601	27,997
Income (loss) from discontinued operations	(4,366)	—	(4,366)
Net income	23,030	601	23,631
Preferred stock dividends	(20,115)	—	(20,115)
Preferred stock conversion and redemption charges	—	—	—
Net income (loss) available to common	$2,915	$601	$3,516

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.20	$0.02	$0.21
Net income (loss)	$0.08	$0.02	$0.09
Diluted:
Income (loss) from continuing operations	$0.19	$0.02	$0.21
Net income (loss)	$0.08	$0.02	$0.09

Dividends declared and paid per common share	$0.15	$—	$0.15

Weighted-average shares outstanding, basic	37,189	—	37,189
Weighted-average shares outstanding, diluted	38,154	—	38,154

Components of other comprehensive income:
Net income	$23,030	$601	$23,631
Unrealized gain (loss) on investments and hedging contracts – net	(1,573)	—	(1,573)
Total comprehensive income	$21,457	$601	$22,058

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of December 31, 2005 and as of December 31, 2004:

CONSOLIDATED BALANCE SHEETS IMPACT:

(in thousands)

	December 31, 2005
	As Reported	Adjustments	Restated
ASSETS
Real estate properties
Land and buildings at cost	$996,127	$—	$996,127
Less accumulated depreciation	(157,255)	—	(157,255)
Real estate properties – net	838,872	—	838,872
Mortgage notes receivable – net	104,522	—	104,522
	943,394	—	943,394
Other investments – net	23,490	5,428	28,918
	966,884	5,428	972,312
Assets held for sale – net	1,243	—	1,243
Total investments	968,127	5,428	973,555

Cash and cash equivalents	3,948	—	3,948
Accounts receivable – net	5,885	9,133	15,018
Other assets	37,769	—	37,769
Operating assets for owned properties	—	—	—
Total assets	$1,015,729	$14,561	$1,030,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$58,000	$—	$58,000
Unsecured borrowings – net	505,429	—	505,429
Other long–term borrowings	2,800	—	2,800
Accrued expenses and other liabilities	19,563	—	19,563
Income tax liabilities	—	3,299	3,299
Operating liabilities for owned properties	256	—	256
Total liabilities	586,048	3,299	589,347

Stockholders’ equity:
Preferred stock issued and outstanding – 2,000 shares Class B with an aggregate liquidation preference of $50,000	—	—	—
Preferred stock issued and outstanding – 4,740 shares Class D with an aggregate liquidation preference of $118,488	118,488	—	118,488
Common stock $.10 par value authorized – 100,000 shares: Issued and outstanding – 56,872 shares in 2005 and 50,824 shares in 2004	5,687	—	5,687
Additional paid-in-capital	657,920	—	657,920
Cumulative net earnings	227,701	9,368	237,069
Cumulative dividends paid	(536,041)	—	(536,041)
Cumulative dividends – redemption	(43,067)	—	(43,067)
Unamortized restricted stock awards	(1,167)	—	(1,167)
Accumulated other comprehensive income (loss)	160	1,894	2,054
Total stockholders’ equity	429,681	11,262	440,943
Total liabilities and stockholders’ equity	$1,015,729	$14,561	$1,030,290

	December 31, 2004
	As Reported	Adjustments	Restated
ASSETS
Real estate properties
Land and buildings at cost	$808,574	$—	$808,574
Less accumulated depreciation	(153,379)	—	(153,379)
Real estate properties – net	655,195	—	655,195
Mortgage notes receivable – net	118,058	—	118,058
	773,253	—	773,253
Other investments – net	29,699	5,067	34,766
	802,952	5,067	808,019
Assets held for sale – net	—	—	—
Total investments	802,952	5,067	808,019

Cash and cash equivalents	12,083	—	12,083
Accounts receivable – net	5,582	6,302	11,884
Other assets	12,733	—	12,733
Operating assets for owned properties	213	—	213
Total assets	$833,563	$11,369	$844,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$15,000	$—	$15,000
Unsecured borrowings – net	361,338	—	361,338
Other long–term borrowings	3,170	—	3,170
Accrued expenses and other liabilities	21,067	—	21,067
Income tax liabilities	—	914	914
Operating liabilities for owned properties	508	—	508
Total liabilities	401,083	914	401,997

Stockholders’ equity:
Preferred stock issued and outstanding – 2,000 shares Class B with an aggregate liquidation preference of $50,000	50,000	—	50,000
Preferred stock issued and outstanding – 4,740 shares Class D with an aggregate liquidation preference of $118,488	118,488	—	118,488
Common stock $.10 par value authorized – 100,000 shares: Issued and outstanding – 56,872 shares in 2005 and 50,824 shares in 2004	5,082	—	5,082
Additional paid-in-capital	592,698	—	592,698
Cumulative net earnings	191,013	7,303	198,316
Cumulative dividends paid	(480,292)	—	(480,292)
Cumulative dividends – redemption	(41,054)	—	(41,054)
Unamortized restricted stock awards	(2,231)	—	(2,231)
Accumulated other comprehensive income (loss)	(1,224)	3,152	1,928
Total stockholders’ equity	432,480	10,455	442,935
Total liabilities and stockholders’ equity	$833,563	$11,369	$844,932

NOTE 16– SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

We have set forth selected quarterly financial data for the years ended December 31, 2005 and 2004.  As discussed in Note 15 – Restatement of Previously Issued Financial Statements, we have restated results for the years ended December 31, 2005, 2004 and 2003.  Because certain of the data set forth in the following tables varies from amounts previously reported on Form 10-Q for the respective periods, the following tables reconcile the amounts given with those previously reported.

The following tables summarize quarterly results of operations for the year ended December 31, 2005 (in thousands except per share amounts):

	Three Months Ended March 31, 2005
	As Reported (1)	Adjustments	Restated

Revenues	$27,198	$1,110	$28,308
Income from continuing operations	12,141	347	12,488
Income (loss) from discontinued operations	(2,836)	—	(2,836)
Net income	9,305	347	9,652
Net income (loss) available to common	5,746	347	6,093
Income from continuing operations per share:
Basic income from continuing operations	$0.17	$0.01	$0.18
Diluted income from continuing operations	$0.17	$0.01	$0.17
Net income (loss) available to common per share:
Basic net income (loss)	$0.11	$0.01	$0.12
Diluted net income (loss)	$0.11	$0.01	$0.12
Cash dividends paid on common stock	$0.20	$—	$0.20

	Three Months Ended June 30, 2005
	As Reported (1)	Adjustments	Restated

Revenues	$25,318	$1,025	$26,343
Income from continuing operations	5,499	190	5,689
Income (loss) from discontinued operations	(3,242)	—	(3,242)
Net income	2,257	190	2,447
Net(loss) income available to common	(2,620)	190	(2,430)
Income from continuing operations per share:
Basic income from continuing operations	$0.01	$0.01	$0.02
Diluted income from continuing operations	$0.01	$0.01	$0.02
Net income (loss) available to common per share:
Basic net income (loss)	$(0.05)	$0.00	$(0.05)
Diluted net income (loss)	$(0.05)	$0.00	$(0.05)
Cash dividends paid on common stock	$0.21	$—	$0.21

(1) Amounts may differ from amounts previously reported on Form 10-Q due to reclassification adjustments for discontinued operations during 2005.

	Three Months Ended September 30, 2005
	As Reported (1)	Adjustments	Restated

Revenues	$25,994	$1,168	$27,162
Income from continuing operations	3,866	564	4,430
Income (loss) from discontinued operations	1,253	—	1,253
Net income	5,119	564	5,683
Net income (loss) available to common	2,638	564	3,202
Income from continuing operations per share:
Basic income from continuing operations	$0.03	$0.01	$0.04
Diluted income from continuing operations	$0.03	$0.01	$0.04
Net income (loss) available to common per share:
Basic net income (loss)	$0.05	$0.01	$0.06
Diluted net income (loss)	$0.05	$0.01	$0.06
Cash dividends paid on common stock	$0.22	$—	$0.22

	Three Months Ended December 31, 2005
	As Reported	Adjustments	Restated

Revenues	$27,302	$1,163	$28,465
Income from continuing operations	8,645	964	9,609
Income (loss) from discontinued operations	11,362	—	11,362
Net income	20,007	964	20,971
Net income (loss) available to common	17,526	964	18,490
Income from continuing operations per share:
Basic income from continuing operations	$0.11	$0.02	$0.13
Diluted income from continuing operations	$0.11	$0.02	$0.13
Net income (loss) available to common per share:
Basic net income (loss)	$0.33	$0.02	$0.34
Diluted net income (loss)	$0.32	$0.02	$0.34
Cash dividends paid on common stock	$0.22	$—	$0.22

(1) Amounts may differ from amounts previously reported on Form 10-Q due to reclassification adjustments for discontinued operations during 2005.

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

The following tables summarize quarterly results of operations for the year ended December 31, 2004 (in thousands except per share amounts):

	Three Months Ended March 31, 2004
	As Reported (1)	Adjustments	Restated

Revenues	$19,833	$417	$20,250
Income from continuing operations	(10,787)	325	(10,462)
Income (loss) from discontinued operations	489	—	489
Net (loss) income	(10,298)	325	(9,973)
Net (loss) income available to common	(53,728)	325	(53,403)
Income from continuing operations per share:
Basic income from continuing operations	$(1.31)	$0.01	$(1.30)
Diluted income from continuing operations	$(1.31)	$0.01	$(1.30)
Net income (loss) available to common per share:
Basic net income (loss)	$(1.30)	$0.01	$(1.29)
Diluted net income (loss)	$(1.30)	$0.01	$(1.29)
Cash dividends paid on common stock	$0.17	$—	$0.17

	Three Months Ended June 30, 2004
	As Reported (1)	Adjustments	Restated

Revenues	$20,967	$446	$21,413
Income from continuing operations	5,281	345	5,626
Income (loss) from discontinued operations	656	—	656
Net income	5,937	345	6,282
Net (loss) income available to common	(376)	345	(31)
Income from continuing operations per share:
Basic income from continuing operations	$(0.02)	$0.01	$(0.01)
Diluted income from continuing operations	$(0.02)	$0.01	$(0.01)
Net income (loss) available to common per share:
Basic net income (loss)	$(0.01)	$0.01	$—
Diluted net income (loss)	$(0.01)	$0.01	$—
Cash dividends paid on common stock	$0.18	$—	$0.18

(1) Amounts may differ from amounts previously reported on Form 10-Q due to reclassification adjustments for discontinued operations during 2005.

	Three Months Ended September 30, 2004
	As Reported (1)	Adjustments	Restated

Revenues	$21,218	$844	$22,062
Income from continuing operations	7,838	1,447	9,285
Income (loss) from discontinued operations	804	—	804
Net income	8,642	1,447	10,089
Net income (loss) available to common	5,083	1,447	6,530
Income from continuing operations per share:
Basic income from continuing operations	$0.09	$0.03	$0.12
Diluted income from continuing operations	$0.09	$0.03	$0.12
Net income (loss) available to common per share:
Basic net income (loss)	$0.11	$0.03	$0.14
Diluted net income (loss)	$0.11	$0.03	$0.14
Cash dividends paid on common stock	$0.18	$—	$0.18

	Three Months Ended December 31, 2004
	As Reported	Adjustments	Restated

Revenues	$22,736	$989	$23,725
Income from continuing operations	7,737	1,291	9,028
Income (loss) from discontinued operations	4,720	—	4,720
Net income	12,457	1,291	13,748
Net income (loss) available to common	8,898	1,291	10,189
Income from continuing operations per share:
Basic income from continuing operations	$0.09	$0.03	$0.12
Diluted income from continuing operations	$0.09	$0.03	$0.12
Net income (loss) available to common per share:
Basic net income (loss)	$0.19	$0.03	$0.21
Diluted net income (loss)	$0.19	$0.03	$0.21
Cash dividends paid on common stock	$0.19	$—	$0.19

(1) Amounts may differ from amounts previously reported on Form 10-Q due to reclassification adjustments for discontinued operations during 2005.

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

NOTE 17 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$32,216	$13,477	$27,997
Preferred stock dividends	(11,385)	(15,807)	(20,115)
Preferred stock conversion/redemption charges	(2,013)	(41,054)	—
Numerator for income (loss) available to common from continuing operations - basic and diluted	18,818	(43,384)	7,882
Gain (loss) from discontinued operations	6,537	6,669	(4,366)
Numerator for net income (loss) available to common per share - basic and diluted	$25,355	$(36,715)	$3,516

Denominator:
Denominator for net income per share - basic	51,738	45,472	37,189
Effect of dilutive securities:
Restricted stock	86	—	—
Stock option incremental shares	235	—	965
Denominator for net income per share - diluted	52,059	45,472	38,154

Earnings per share - basic:
Income (loss) available to common from continuing operations	$0.36	$(0.95)	$0.21
Income (loss) from discontinued operations	0.13	0.14	(0.12)
Net income (loss) per share - basic	$0.49	$(0.81)	$0.09

Earnings per share - diluted:
Income (loss) available to common from continuing operations	$0.36	$(0.95)	$0.21
Income (loss) from discontinued operations	0.13	0.14	(0.12)
Net income (loss) per share - diluted	$0.49	$(0.81)	$0.09

The effects of converting the Series C preferred stock in 2003 have been excluded as all such effects were anti-dilutive.  For the year ended December 31, 2004, there were 683,399 stock options and restricted stock shares excluded as all such effects were anti-dilutive.

NOTE 18 – DISCONTINUED OPERATIONS

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

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Rental income	$3,809	$5,643	$8,411
Mortgage interest income	—	—	92
Other income	24	53	60
Nursing home revenues of owned and operated assets	—	—	206
Subtotal revenues	3,833	5,696	8,769
Expenses
Nursing home expenses of owned and operated assets	—	—	574
Depreciation and amortization	1,102	2,337	2,926
Provisions for impairment	4,163	—	8,821
Subtotal expenses	5,265	2,337	12,321

(Loss) income before gain (loss) on sale of assets	(1,432)	3,359	(3,552)
Gain (loss) on assets sold – net	7,969	3,310	(814)
Gain (loss) from discontinued operations	$6,537	$6,669	$(4,366)

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

OMEGA HEALTHCARE INVESTORS, INC.

December 31, 2005

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to				Close of Period				Life on Which
		Company	Cost Capitalized			Buildings				Depreciation
		Buildings	Subsequent to			and Land	(4)			in Latest
		and Land	Acquisition			Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Renovation	Acquired	is Computed
CommuniCare Health Services:
Ohio (LTC, AL)		$164,963,734	$290,071	$—	$—	$165,253,805	$4,994,962		1998-2005	33 years to 39 years
Pennsylvania (LTC)		20,274,100	—	—	—	20,274,100	298,401		2005	39 years
Total CommuniCare		185,237,834	290,071	—	—	185,527,905	5,293,363

Sun Healthcare Group, Inc.:
Alabama (LTC)	(2)	23,584,956	—	—	—	23,584,956	5,948,906		1997	33 years
California (LTC, RH)	(2)	39,013,222	66,575	—	—	39,079,797	9,149,827	1964	1997	33 years
Idaho (LTC)	(2)	11,100,000	—	—	—	11,100,000	2,208,339		1997-1999	33 years
Massachusetts (LTC)	(2)	8,300,000	—	—	—	8,300,000	2,113,241		1997	33 years
North Carolina (LTC)	(2)	22,652,488	56,951	—	—	22,709,439	7,689,497	1982-1991	1994-1997	30 years to 33 years
Ohio (LTC)	(2)	11,653,451	20,247	—	—	11,673,698	2,786,254	1995	1997	33 years
Tennessee (LTC)	(2)	7,905,139	37,234	—	—	7,942,373	2,815,870		1994	30 years
Washington (LTC)	(2)	10,000,000	1,516,813	—	—	11,516,813	4,915,296	2005	1995	20 years
West Virginia (LTC)	(2)	24,751,206	42,238	—	—	24,793,444	5,767,475		1997-1998	33 years
Total Sun		158,960,462	1,740,058	—	—	160,700,520	43,394,705

Advocat, Inc.:
Alabama (LTC)		11,588,534	768,647	—	—	12,357,181	4,895,445	1975-1985	1992	31.5 years
Arkansas (LTC)		37,887,832	2,156,085	(36,350)	—	40,007,567	15,964,688	1984-1985	1992	31.5 years
Florida (LTC)		1,050,000	1,920,000	(970,000)	—	2,000,000	256,471		1992	31.5 years
Kentucky (LTC)		15,151,027	1,562,375	—	—	16,713,402	5,324,750	1972-1994	1994-1995	33 years
Ohio (LTC)		5,604,186	250,000	—	—	5,854,186	1,881,823	1984	1994	33 years
Tennessee (LTC)		9,542,121	—	—	—	9,542,121	3,916,195	1986-1987	1992	31.5 years
West Virginia (LTC)		5,437,221	348,642	—	—	5,785,863	1,840,626		1994-1995	33 years
Total Advocat		86,260,921	7,005,749	(1,006,350)	—	92,260,320	34,079,998

Guardian LTC Management, Inc.
Ohio (LTC)		6,070,078	—	—	—	6,070,078	158,833		2004	39 years
Pennsylvania (LTC, AL)		66,363,642	—	—	—	66,363,642	1,771,047		2004	39 years
West Virginia (LTC)		7,695,581	—	—	—	7,695,581	188,998		2004	39 years
Total Guardian		80,129,301	—	—	—	80,129,301	2,118,878

Essex Healthcare:
Ohio (LTC)		79,353,622	—	—	—	79,353,622	1,996,073		2005	39 years
Total Essex		79,353,622	—	—	—	79,353,622	1,996,073

Haven Healthcare:
Connecticut (LTC)		38,762,737	1,648,475	(4,958,643)	—	35,452,569	4,743,890		1999-2004	33 years to 39 years
New Hampshire (LTC)		5,800,000	—	—	—	5,800,000	1,330,161		1998	39 years
Vermont (LTC)		14,145,776	81,501	—	—	14,227,277	607,436		2004	39 years
Total Haven		58,708,513	1,729,976	(4,958,643)	—	55,479,846	6,681,487

Other:
Arizona (LTC)		24,029,032	1,693,616	(6,603,745)	—	19,118,903	3,888,025	2005	1998	33 years
California (LTC)	(2)	21,874,841	1,010,527	—	—	22,885,368	5,188,004		1997	33 years
Colorado (LTC)		14,170,968	196,017	—	—	14,366,985	2,887,773		1998	33 years
Florida (LTC, AL)		84,067,881	2,164,328	—	—	86,232,209	15,811,064		1993-1998	27 years to 37.5 years
Georgia (LTC)		10,000,000	—	—	—	10,000,000	681,440		1998	37.5 years
Illinois (LTC)		13,961,501	444,484	—	—	14,405,985	3,443,162		1996-1999	30 years to 33 years
Indiana (LTC, AL)		21,337,237	1,277,118	(4,915,029)	(1,123,308)	16,576,018	4,499,990	1980-1994	1992-1999	30 years to 33 years
Iowa (LTC)		14,451,576	612,808	(29,156)	—	15,035,228	3,626,059		1996-1998	30 years to 33 years
Kentucky (LTC)		10,250,000	473,940	—	—	10,723,940	1,851,815		1999	33 years
Louisiana (LTC)	(2)	4,602,574	—	—	—	4,602,574	1,160,921		1997	33 years
Massachusetts (LTC)		30,718,142	932,328	(8,257,521)	—	23,392,949	4,472,746		1999	33 years
Missouri (LTC)		12,301,560	—	(149,386)	—	12,152,174	2,439,087		1999	33 years
Ohio (LTC, AL)		6,168,999	186,187	(2,382,341)	(638,406)	3,334,439	576,323		1999	33 years
Pennsylvania (LTC)		14,400,000	—	—	—	14,400,000	3,302,468		2005	39 years
Texas (LTC)	(2)	68,433,904	1,361,842	—	(20,543)	69,775,203	8,791,793		1997-2005	33 years to 39 years
Washington (AL)		5,673,693	—	—	—	5,673,693	1,069,595		1999	33 years
Total Other		356,441,908	10,353,195	(22,337,178)	(1,782,257)	342,675,668	63,690,265

Total		$1,005,092,561	$21,119,049	$(28,302,171)	$(1,782,257)	$996,127,182	$157,254,769

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

(3)

	Year Ended December 31,
	2003	2004	2005
Balance at beginning of period	$669,187,842	$692,453,873	$808,574,782
Additions during period:
Acquisitions	—	114,286,825	252,609,901
Conversion from mortgage	49,971,206	—	13,713,311
Impairment (a)	(8,894,000)	—	(9,616,506)
Impairment on Discontinued Ops	—	—	—
Improvements	1,585,097	6,431,306	3,821,320
Disposals/other	(19,396,272)	(4,597,222)	(72,975,626)
Balance at close of period	$692,453,873	$808,574,782	$996,127,182

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

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE

OMEGA HEALTHCARE INVESTORS, INC.

December 31, 2005

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)

1	Rhode Island, Massachusetts New Hampshire (6 LTC, 1 ALF facilities)	10.00%	October 31, 2012	Interest payable monthly	None	$61,750,000	$61,750,000
2	Florida (4 LTC facilities)	11.50%	February 28, 2010	Interest plus $3,900 of principal payable monthly	None	12,891,454	12,634,490
3	Florida (2 LTC facilities)	11.50%	June 4, 2006	Interest plus $5,200 of principal payable monthly	None	11,090,000	10,731,679
4	Indiana (15 LTC facilities)	10.00%	October 31, 2006	Interest payable monthly	None	10,500,000	9,990,842
5	Ohio (1 LTC facilities)	11.00%	October 31, 2014	Interest plus $3,500 of principal payable monthly	None	6,500,000	6,495,876
6	Other mortgage notes:
	Utah, Texas (3 LTC facilities)	9.00% to 11.00%	2007 to 2011	Interest plus $55,500 of principal payable monthly	None	5,173,469	2,919,454

						$107,904,923	$104,522,341

(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.

(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

(3)

	Year Ended December 31,
	2003	2004	2005
Balance at beginning of period	$173,914,080	$119,783,915	$118,057,610
Additions during period - Placements	—	6,500,000	61,750,000
Deductions during period - collection of principal	(4,158,959)	(8,226,305)	(61,571,958)
Allowance for loss on mortgage loans	—	—	—
Conversion to purchase leaseback/other changes	(49,971,206)	—	(13,713,311)
Balance at close of period	$119,783,915	$118,057,610	$104,522,341

INDEX TO EXHIBITS TO 2005 FORM 10-K/A

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Bylaws, as amended as of May 2002. (Incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2002, filed on March 3, 2003).
3.2

Articles of Incorporation, as restated on May 6, 1996, as amended on July 19, 1999, June 3, 2002, and August 5, 2004, and supplemented on February 19, 1999, February 10, 2004, August 10, 2004 and June 20, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2005, filed on October 21, 2005).

4.0	See Exhibits 3.1 to 3.2.
4.1

Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series A Junior Participating Preferred Stock) and Exhibit B thereto (Form of Rights Certificate). (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K, filed on May 14, 1999).

4.2

Amendment No. 1, dated May 11, 2000 to Rights Agreement, dated as of May 12, 1999, between Omega Healthcare Investors, Inc. and First Chicago Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2000).

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
4.7

First Supplemental Indenture, dated as of July 20, 2004, among the Company and the subsidiary guarantors named therein, OHI Asset II (TX), LLC and U.S Bank National Association. (Incorporated by reference Exhibit 4.8 to the Company’s Form S-4/A filed on July 26, 2004.)

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

4.14	Form of 7% Senior Notes due 2016. (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).
4.15	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2016. (Incorporated by reference to Exhibit E of Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).
4.16	Form of Indenture. (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3, filed on July 26, 2004).
4.17	Form of Indenture. (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3, filed on February 3, 1997).
4.18	Form of Supplemental Indenture No. 1 dated as of August 5, 1997 relating to the 6.95% Notes due 2007. (Incorporated by reference to Exhibit 4 of the Company’s Form 8-K, filed on August 5, 1997).
4.19	Second Supplemental Indenture, dated as of December 30, 2005, among Omega Healthcare Investors, Inc. and

Wachovia Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on January 5, 2006).
10.1

Amended and Restated Secured Promissory Note between Omega Healthcare Investors, Inc. and Professional Health Care Management, Inc. dated as of September 1, 2001. (Incorporated by reference to Exhibit 10.6 to the Company’s 10-Q for the quarterly period ended September 30, 2001).

10.2

Settlement Agreement between Omega Healthcare Investors, Inc., Professional Health Care Management, Inc., Living Centers – PHCM, Inc. GranCare, Inc., and Mariner Post-Acute Network, Inc. dated as of September 1, 2001. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

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

10.16

Employment Agreement, dated September 10, 2004 between Omega HealthcareInvestors, Inc. and C. Taylor Pickett. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.17

Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Daniel J. Booth. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.18

Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and R. Lee Crabill. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.19

Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Robert O. Stephenson. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

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

10.27

Third Amendment to Credit Agreement, dated as of April 25, 2005, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, and Texas Lessor - Stonegate, LP, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 28, 2005).

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

10.30	Schedule of 2006 Omega Healthcare Investors, Inc. Executive Officers Salaries and Bonuses. (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K, filed on February 17, 2006). +
10.31	Form of Directors’ Restricted Stock Award. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 19, 2005). +
10.32

Stock Purchase Agreement, dated June 10, 2005, by and between Omega Healthcare Investors, Inc., OHI Asset (OH), LLC, Hollis J. Garfield, Albert M. Wiggins, Jr., A. David Wiggins, Estate of Evelyn R. Garfield, Evelyn R. Garfield Revocable Trust, SG Trust B - Hollis Trust, Evelyn Garfield Family Trust, Evelyn Garfield Remainder Trust, Baldwin Health Center, Inc., Copley Health Center, Inc., Hanover House, Inc., House of Hanover, Ltd., Pavilion North, LLP, d/b/a Wexford House Nursing Center, Pavilion Nursing Center North, Inc., Pavillion North Partners, Inc., and The Suburban Pavillion, Inc., OMG MSTR LSCO, LLC, CommuniCare Health Services, Inc., and Emery Medical Management Co. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 16, 2005).

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

12.1	Ratio of Earnings to Fixed Charges. *
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. *
21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Company’s Form 10-K, filed on February 17, 2006).
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

	By	: /s/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures		Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/	C. TAYLOR PICKETT	Chief Executive Officer	December 14, 2006
C. Taylor Pickett

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/	ROBERT O. STEPHENSON	Chief Financial Officer	December 14, 2006
Robert O. Stephenson

DIRECTORS

/s/	BERNARD J. KORMAN	Chairman of the Board	December 14, 2006
Bernard J. Korman

/s/	THOMAS F. FRANKE	Director	December 14, 2006
Thomas F. Franke

/s/	HAROLD J. KLOOSTERMAN	Director	December 14, 2006
Harold J. Kloosterman

/s/	EDWARD LOWENTHAL	Director	December 14, 2006
Edward Lowenthal

/s/	C. TAYLOR PICKETT	Director	December 14, 2006
C. Taylor Pickett

/s/	STEPHEN D. PLAVIN	Director	December 14, 2006
Stephen D. Plavin