Form 10-Q/A
period 2006-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2006-12-14
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☐                                                      No ☒   The registrant has not filed its Form 10-Q for the quarter ended September 30, 2006.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one:)

Large accelerated filer	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 28, 2006.

Common Stock, $.10 par value	57,992,789
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q/A

March 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued historical consolidated financial statements of Omega Healthcare Investors, Inc. (“Omega” or the “Company”) as of March 31, 2006 and 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2006, for errors in previously reported amounts related to income tax matters and asset values, as well as the recording of straight-line rental income.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 9, 2006.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.  The following items have been amended as a result of the restatement:

•                  Part I – Item 1 – Financial Statements;

•                  Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  Part I – Item 3 – Quantitative and Qualitative Disclosures About Market Risks;

•                  Part I – Item 4 – Controls and Procedures; and

•                  Part II – Item 1A – Risk Factors.

We have not amended and do not intend to amend our previously filed Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-Q for the fiscal quarter June 30, 2006. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.  In addition, this Form 10-Q/A includes current certifications from our CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including our unaudited financial statements for each quarterly period in 2004, 2005 and 2006 as necessary (the “Restatement”).  The Restatement reflects the following adjustments:

1.               We have recorded asset values for securities received from Advocat Inc. (“Advocat”) (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase net income by $2.8 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.  These adjustments will also increase total assets by $8.0 million and $5.4 million as of March 31, 2006 and December 31, 2005, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we have recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $0.5 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income will increase by $1.0 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.  In addition, net accounts receivable and retained earnings will increase by $10.1 million and $9.1 million as of March 31, 2006 and December 31, 2005, respectively, to reflect the effects of this adjustment from inception of the affected leases.

Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on October 25, 2006.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2006	2005
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Real estate properties
Land and buildings at cost	$1,057,936	$996,127
Less accumulated depreciation	(164,438)	(157,255)
Real estate properties – net	893,498	838,872
Mortgage notes receivable – net	42,577	104,522
	936,075	943,394
Other investments – net	33,955	28,918
	970,030	972,312
Assets held for sale – net	1,863	1,243
Total investments	971,893	973,555

Cash and cash equivalents	403	3,948
Accounts receivable – net	16,624	15,018
Other assets	14,091	37,769
Total assets	$1,003,011	$1,030,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$4,500	$58,000
Unsecured borrowings – net	484,743	505,429
Other long–term borrowings	41,800	2,800
Accrued expenses and other liabilities	24,262	19,563
Income tax liabilities	3,848	3,299
Operating liabilities for owned properties	53	256
Total liabilities	559,206	589,347

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	670,418	663,607
Cumulative net earnings	247,244	237,069
Cumulative dividends paid	(551,726)	(536,041)
Cumulative dividends – redemption	(43,067)	(43,067)
Unamortized restricted stock awards	—	(1,167)
Accumulated other comprehensive income	2,448	2,054
Total stockholders’ equity	443,805	440,943
Total liabilities and stockholders’ equity	$1,003,011	$1,030,290

Note – The balance sheet at December 31, 2005 has been restated and derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
Revenues
Rental income	$29,930	$22,451
Mortgage interest income	1,184	1,956
Other investment income – net	937	704
Miscellaneous	109	3,165
Total operating revenues	32,160	28,276

Expenses
Depreciation and amortization	7,518	5,697
General and administrative	2,349	2,112
Total operating expenses	9,867	7,809

Income before other income and expense	22,293	20,467
Other income (expense):
Interest and other investment income	113	41
Interest	(9,609)	(6,774)
Interest – amortization of deferred financing costs	(643)	(506)
Interest – refinancing costs	(3,485)	—
Change in fair value of derivatives	2,434	(182)
Total other expense	(11,190)	(7,421)

Income from continuing operations before income taxes	11,103	13,046
Provision for income taxes	(549)	(582)
Income from continuing operations	10,554	12,464
Loss from discontinued operations	(379)	(2,814)
Net income	10,175	9,650
Preferred stock dividends	(2,481)	(3,559)
Net income available to common	$7,694	$6,091

Income per common share:
Basic:
Income from continuing operations	$0.14	$0.17
Net income	$0.13	$0.12
Diluted:
Income from continuing operations	$0.14	$0.17
Net income	$0.13	$0.12

Dividends declared and paid per common share	$0.23	$0.20

Weighted-average shares outstanding, basic	57,412	50,928
Weighted-average shares outstanding, diluted	57,474	51,313

Components of other comprehensive income:
Net income	$10,175	$9,650
Unrealized gain (loss) on common stock investment	699	(1,961)
Unrealized gain (loss) on preferred stock investment	(304)	(363)
Total comprehensive income	$10,570	$7,326

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Operating activities
Net income	$10,175	$9,650
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	7,527	6,253
Provision for impairment on real estate properties (including amounts in discontinued operations)	121	3,700
Refinancing costs	3,485	—
Amortization of deferred financing costs	643	506
Loss on assets sold – net	248	37
Restricted stock amortization expense	293	285
Income from accretion of marketable securities to redemption value	(412)	(407)
Change in fair value of derivatives	(2,434)	182
Other	(10)	(87)
Net change in accounts receivable	(1,606)	236
Net change in other assets	1,774	(2,856)
Net change in tax liabilities	549	582
Net change in operating assets and liabilities	4,518	4,459
Net cash provided by operating activities	24,871	22,540

Cash flows from investing activities
Acquisition of real estate	—	(58,053)
Proceeds from sale of real estate investments	—	6,931
Capital improvements and funding of other investments	(1,359)	(1,327)
Proceeds from other investments	6,801	764
Investments in other investments	(8,587)	(311)
Collection of mortgage principal	196	60,121
Net cash (used in) provided by investing activities	(2,949)	8,125

Cash flows from financing activities
Proceeds from credit facility borrowings	19,200	47,000
Payments on credit facility borrowings	(72,700)	(62,000)
Receipts from other long-term borrowings	39,000	—
Prepayment of re-financing penalty	(755)	—
Receipts from dividend reinvestment plan	7,588	124
Receipts/(payments) from exercised options – net	225	(458)
Dividends paid	(15,685)	(17,372)
Payment on common stock offering	(154)	(28)
Deferred financing costs paid	(2,186)	(168)
Net cash used in financing activities	(25,467)	(32,902)

Decrease in cash and cash equivalents	(3,545)	(2,237)
Cash and cash equivalents at beginning of period	3,948	12,083
Cash and cash equivalents at end of period	$403	$9,846
Interest paid during the period	$1,684	$3,996

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

Business Overview

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

Restated Financial Data

We have restated certain historical results in the accompanying consolidated financial statements to correct errors in previously reported amounts related to income tax matters and certain debt and equity investments in Advocat Inc. (“Advocat”), as well as to record certain straight-line rental income.  See Note 2 – Restatement of Previously Issued Financial Statements.

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

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K/A for the year ended December 31, 2005.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries and one variable interest entity (“VIE”) for which we are the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

FAS 123R Adoption

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation.  FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows.  Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005.  On April 14, 2005, the Securities and Exchange

Commission (“SEC”) adopted a new rule that allows companies to implement FAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005.  We adopted FAS No. 123R on January 1, 2006.

FIN 46R

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate certain historical results to correct errors in previously reported amounts related to tax matters and asset values, as well as to record certain straight-line rental income (the “Restatement”).  The Restatement reflects the following adjustments:

1.               We have recorded asset values for securities received from Advocat (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase net income by $2.8 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.  These adjustments will also increase total assets by $8.0 million and $5.4 million as of March 31, 2006 and December 31, 2005, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we have recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $0.5 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income will increase by $1.0 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.  In addition, net accounts receivable and retained earnings will increase by $10.1 million and $9.1 million as of March 31, 2006 and December 31, 2005, respectively, to reflect the effects of this adjustment from inception of the affected leases.

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

Management believes that certain of the terms of the Advocat Series B preferred stock previously held by us could be interpreted as affecting our compliance with federal income tax rules applicable to real estate investment trusts (“REITs”) regarding related party tenant income as described below.

In 2000 at the time of the Initial Advocat Restructuring, we determined that no value should be ascribed to the Advocat preferred stock and subordinated note and, as a result, no value was recorded on our financial statements at that time or in any subsequent period.  Management now believes that the accounting treatment in previous periods was incorrect and, in addition to the related party tenant issues described below, the Restatement reflects the appropriate carrying value (in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS No. 115”))

of the Advocat preferred stock of $4.4 million and $4.3 million and an embedded derivative (in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133) of $3.5 million and $1.1 million on our restated balance sheets as of March 31, 2006 and December 31, 2005, respectively.  In addition, in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“FAS No. 114”), the Advocat subordinated note of $1.7 million was fully reserved at March 31, 2006 and December 31, 2005, respectively.

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

Recording of Rental Income

During the course of preparing the Restatement due to the issues related to Advocat described above, we determined that we should correct our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  Historically, we have recorded rental income for leases with these provisions based on contractual scheduled rent payments, rather than on a straight-line basis.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases and Financial Accounting Standards Board Technical Bulletin No. 88-1 Issues Related to Accounting for Leases, we have determined that the recording of rental revenue associated with these leases should be on a straight-line basis.  As a result of this adjustment, our net income will increase by $1.0 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.  In addition, net accounts receivable and retained earnings will increase by $10.1 million and $9.1 million as of March 31, 2006 and December 31, 2005, respectively, to reflect the effects of this adjustment from inception of the affected leases.

The following tables set forth the effects of the adjustments related to the Restatement on our consolidated balance sheets as of March 31, 2006 and December 31, 2005:

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	As of March 31, 2006,
	As Reported	Adjustments	Restated
ASSETS
Real estate properties
Land and buildings at cost	$1,057,936	$—	$1,057,936
Less accumulated depreciation	(164,438)	—	(164,438)
Real estate properties – net	893,498	—	893,498
Mortgage notes receivable – net	42,577	—	42,577
	936,075	—	936,075
Other investments – net	25,985	7,970	33,955
	962,060	7,970	970,030
Assets held for sale – net	1,863	—	1,863
Total investments	963,923	7,970	971,893

Cash and cash equivalents	403	—	403
Accounts receivable – net	6,495	10,129	16,624
Other assets	14,091	—	14,091
Total assets	$984,912	$18,099	$1,003,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$4,500	$—	$4,500
Unsecured borrowings – net	484,743	—	484,743
Other long–term borrowings	41,800	—	41,800
Accrued expenses and other liabilities	24,262	—	24,262
Income tax liabilities	—	3,848	3,848
Operating liabilities for owned properties	53	—	53
Total liabilities	555,358	3,848	559,206

Stockholders’ equity:
Preferred stock	118,488	—	118,488
Common stock and additional paid-in-capital	670,418	—	670,418
Cumulative net earnings	234,582	12,662	247,244
Cumulative dividends paid	(551,726)	—	(551,726)
Cumulative dividends – redemption	(43,067)	—	(43,067)
Unamortized restricted stock awards	—	—	—
Accumulated other comprehensive income	859	1,589	2,448
Total stockholders’ equity	429,554	14,251	443,805
Total liabilities and stockholders’ equity	$984,912	$18,099	$1,003,011

CONSOLIDATED BALANCE SHEETS

(Audited)

(in thousands)

	As of December 31, 2005,
	As Reported	Adjustments	Restated
ASSETS
Real estate properties
Land and buildings at cost	$996,127	$—	$996,127
Less accumulated depreciation	(157,255)	—	(157,255)
Real estate properties – net	838,872	—	838,872
Mortgage notes receivable – net	104,522	—	104,522
	943,394	—	943,394
Other investments – net	23,490	5,428	28,918
	966,884	5,428	972,312
Assets held for sale – net	1,243	—	1,243
Total investments	968,127	5,428	973,555

Cash and cash equivalents	3,948	—	3,948
Accounts receivable – net	5,885	9,133	15,018
Other assets	37,769	—	37,769
Total assets	$1,015,729	$14,561	$1,030,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$58,000	$—	$58,000
Unsecured borrowings – net	505,429	—	505,429
Other long–term borrowings	2,800	—	2,800
Accrued expenses and other liabilities	19,563	—	19,563
Income tax liabilities	—	3,299	3,299
Operating liabilities for owned properties	256	—	256
Total liabilities	586,048	3,299	589,347

Stockholders’ equity:
Preferred stock	118,488	—	118,488
Common stock and additional paid-in-capital	663,607	—	663,607
Cumulative net earnings	227,701	9,368	237,069
Cumulative dividends paid	(536,041)	—	(536,041)
Cumulative dividends – redemption	(43,067)	—	(43,067)
Unamortized restricted stock awards	(1,167)	—	(1,167)
Accumulated other comprehensive income	160	1,894	2,054
Total stockholders’ equity	429,681	11,262	440,943
Total liabilities and stockholders’ equity	$1,015,729	$14,561	$1,030,290

The effects of the adjustments related to the Restatement for the three months ended March 31, 2006 and 2005 are summarized below:

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended March 31, 2006
	As Reported	Adjustments	Restated
Revenues
Rental income	$28,933	$997	$29,930
Mortgage interest income	1,184	—	1,184
Other investment income – net	525	412	937
Miscellaneous	109	—	109
Total operating revenues	30,751	1,409	32,160

Expenses
Depreciation and amortization	7,518	—	7,518
General and administrative	2,349	—	2,349
Total operating expenses	9,867	—	9,867

Income before other income and expense	20,884	1,409	22,293
Other income (expense):
Interest and other investment income	113	—	113
Interest	(9,609)	—	(9,609)
Interest – amortization of deferred financing costs	(643)	—	(643)
Interest – refinancing costs	(3,485)	—	(3,485)
Change in fair value of derivatives	—	2,434	2,434
Total other expense	(13,624)	2,434	(11,190)

Income from continuing operations before income taxes	7,260	3,843	11,103
Provision for income taxes	—	(549)	(549)
Income from continuing operations	7,260	3,294	10,554
Loss from discontinued operations	(379)	—	(379)
Net income	6,881	3,294	10,175
Preferred stock dividends	(2,481)	—	(2,481)
Net income available to common	$4,400	$3,294	$7,694

Income per common share:
Basic:
Income from continuing operations	$0.08	$0.06	$0.14
Net income	$0.08	$0.06	$0.13
Diluted:
Income from continuing operations	$0.08	$0.06	$0.14
Net income	$0.08	$0.06	$0.13

Dividends declared and paid per common share	$0.23	$—	$0.23

Weighted-average shares outstanding, basic	57,412	—	57,412
Weighted-average shares outstanding, diluted	57,474	—	57,474

Components of other comprehensive income:
Net income	$6,881	$3,294	$10,175
Unrealized gain (loss) on common stock investment	699	—	699
Unrealized gain (loss) on preferred stock investment	—	(304)	(304)
Total comprehensive income	$7,580	$2,990	$10,570

	Three Months Ended March 31, 2005
	As Reported	Adjustments	Restated
Revenues
Rental income	$21,748	$703	$22,451
Mortgage interest income	1,956	—	1,956
Other investment income – net	297	407	704
Miscellaneous	3,165	—	3,165
Total operating revenues	27,166	1,110	28,276

Expenses
Depreciation and amortization	5,697	—	5,697
General and administrative	2,112	—	2,112
Total operating expenses	7,809	—	7,809

Income before other income and expense	19,357	1,110	20,467
Other income (expense):
Interest and other investment income	41	—	41
Interest	(6,774)	—	(6,774)
Interest – amortization of deferred financing costs	(506)	—	(506)
Change in fair value of derivatives	—	(182)	(182)
Total other expense	(7,239)	(182)	(7,421)

Income from continuing operations before income taxes	12,118	928	13,046
Provision for income taxes	—	(582)	(582)
Income from continuing operations	12,118	346	12,464
Loss from discontinued operations	(2,814)	—	(2,814)
Net income	9,304	346	9,650
Preferred stock dividends	(3,559)	—	(3,559)
Net income available to common	$5,745	$346	$6,091

Income per common share:
Basic:
Income from continuing operations	$0.17	$0.01	$0.17
Net income	$0.11	$0.01	$0.12
Diluted:
Income from continuing operations	$0.17	$0.01	$0.17
Net income	$0.11	$0.01	$0.12

Dividends declared and paid per common share	$0.20	$—	$0.20

Weighted-average shares outstanding, basic	50,928	—	50,928
Weighted-average shares outstanding, diluted	51,313	—	51,313

Components of other comprehensive income:
Net income	$9,304	$346	$9,650
Unrealized gain (loss) on common stock investment	(1,961)	—	(1,961)
Unrealized gain (loss) on preferred stock investment	—	(363)	(363)
Total comprehensive income	$7,343	$(17)	$7,326

NOTE 3 – PROPERTIES

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

The table below summarizes our number of properties and investment by category for the three months ended March 31, 2006:

		Mortgage		Total
	Leased	Notes	Facilities	Healthcare
Facility Count	Property	Receivable	Held for Sale	Facilities
Balance at December 31, 2005	192	32	3	227
Properties sold/mortgages paid	—	—	(1)	(1)
Properties transferred to assets held for sale	(1)	—	1	—
Properties transferred to purchase/leaseback	7	(7)	—	—
Balance at March 31, 2006	198	25	3	226

Investment ($000’s)
Balance at December 31, 2005	$996,127	$104,522	$1,243	$1,101,892
Properties sold/mortgages paid	—	(39,000)	(245)	(39,245)
Properties transferred to assets held for sale	(865)	—	865	—
Properties transferred to purchase/leaseback	61,750	(22,750)	—	39,000
Impairment on properties	(121)	—	—	(121)
Capital expenditures and other	1,045	(195)	—	850
Balance at March 31, 2006	$1,057,936	$42,577	$1,863	$1,102,376

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

During the three months ending March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay on a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan (see Note 3 – Properties; Leased Property, above).

NOTE 4 – CONCENTRATION OF RISK

As of March 31, 2006, our portfolio of domestic investments consisted of 226 healthcare facilities, located in 27 states and operated by 35 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at March 31, 2006, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 196 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 25 long-term healthcare facilities and three facilities held for sale.  At March 31, 2006, we also held miscellaneous investments of approximately $34 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2006, approximately 25% of our real estate investments were operated by two public companies:  Sun Healthcare Group, Inc. (“Sun”) (15%) and Advocat (10%).  Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (17%), Haven (11%), Guardian LTC Management, Inc. (7%) and Essex Healthcare Corporation (7%).  No other operator represents more than 5% of our investments.  The three states in which we had our highest concentration of investments were Ohio (25%), Florida (10%) and Pennsylvania (9%) at March 31, 2006.

For the three-month period ended March 31, 2006, our revenues from operations totaled $32.2 million, of which approximately $5.8 million were from Sun (18%), $5.1 million from CommuniCare (16%) and $3.6 million from Advocat (11%).  No other operator generated more than 10% of our revenues from operations.

Sun and Advocat are subject to the reporting requirements of the SEC and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited interim financial information.  Sun’s and Advocat’s filings with the SEC can be found at the SEC’s website at www.sec.gov.  We are providing this data for information purposes only, and you are encouraged to obtain Sun’s and Advocat’s publicly available filings from the SEC.

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

NOTE 6 – TAXES

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.  These TRSs had net operating loss carry-forwards as of March 31, 2006 of $10.1 million.  These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential interest charges and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we intend to establish that any failure to satisfy the gross income tests was due to reasonable cause (see Note 2 – Restatement of Previously Issued Financial Statements).  In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.  If we fail to qualify for taxation as a

REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

As a result of the potential related party tenant issue described above and further discussed in Note 2 – Restatement of Previously Issued Financial Statements, we have recorded a $0.5 million  and $0.6 million provision for income tax, including related interest expense, for the three-month period ended March 31, 2006 and 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

NOTE 7 – STOCK-BASED COMPENSATION

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

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.96 - $3.81	11,918	$3.41	5.76	11,918	$3.41
$6.02 - $9.33	22,330	$6.67	6.31	20,661	$6.46
$20.25 -$37.20	18,333	$28.23	2.43	18,333	$28.23

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

At March 31, 2006, the only options outstanding to purchase shares of our common stock were options issued under our 2000 Plan for 52,581 shares of common stock. For the quarter ended March 31, 2006, no options were granted under any of our stock incentive plans.  The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price			Weighted- Average Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2005	227,440	$2.760	-	$37.205	$5.457	4.6
Granted during 1st quarter 2006
Exercised	(174,191)	2.760	-	9.330	2.979	—
Cancelled	(668)	22.452	-	22.452	22.452	—
Outstanding at March 31, 2006	52,581	$2.960	-	$37.205	$13.448	4.4

Vested at March 31, 2006	50,912	$2.960	-	$37.205	$13.583	4.3

Non-Vested Options	Number of Shares	Exercise Price			Weighted- Average Price	Weighted- Average Remaining Contractual Term
Non-vested at December 31, 2005	74,985	$2.760	-	$9.330	$3.200	7.0
Vested during 1st quarter 2006	(73,316)	2.760	-	9.330	3.059	—
Non-vested at March 31, 2006	1,669	$9.330	-	$9.330	$9.330	7.8

Cash received from exercise under all stock-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $0.9 million and $0.1 million, respectively.  Cash used to settle equity instruments granted under stock-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $0.7 million and $0.5 million, respectively.

In 2005, we accounted for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.  The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123R to our stock-based compensation.

The reported and pro forma net income and earnings per share figures for 2006 in the table are the same because share-based compensation expense is calculated under the provisions of FAS No. 123R.  The 2006 amounts are included in the table below to provide detail for comparative purposes to the 2005 amounts.

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
	(in thousands, except per share amounts)
Net income to common stockholders	$7,694	$6,091
Add: Stock-based compensation expense included in net income to common stockholders	293	285
	7,987	6,376
Less: Stock-based compensation expense determined under the fair value based method for all awards	293	348
Pro forma net income to common stockholders	$7,694	$6,028

Earnings per share:
Basic, as reported	$0.13	$0.12
Basic, pro forma	$0.13	$0.12
Diluted, as reported	$0.13	$0.12
Diluted, pro forma	$0.13	$0.12

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

NOTE 8 – INVESTMENTS IN DEBT AND EQUITY SECURITIES

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

At March 31, 2006, we had the following two marketable securities:

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

•                  In accordance with FASB No. 115, for the three month period ended March 31, 2006, we recorded a $0.7 million adjustment to other comprehensive income to adjust our holdings in Sun common stock to their then current fair market value.

Advocat Subordinated Debt and Convertible Preferred Stock Investments

•                  Under our 2000 restructuring agreement with Advocat, we received the following:  (i) 393,658 shares of Advocat’s Series B non-voting, redeemable (on or after September 30, 2007), convertible preferred stock, which was convertible into up to 706,576 shares of Advocat’s common stock (representing  9.9% of the outstanding shares of Advocat’s common stock on a fully diluted, as-converted basis and accruing dividends at 7% per annum); and (ii) a secured convertible subordinated note in the amount of $1.7 million bearing interest at 7% per annum with a September 30, 2007 maturity (see Note 2 – Restatement of Previously Issued Financial Statements).

•                  In accordance with FAS No. 115, the Advocat Series B security is a compound financial instrument.  The embedded derivative value of the conversion feature is recorded separately at fair market value in accordance with FAS No. 133.  The non-derivative portion of the security is classified as an available-for-sale investment and is stated at its fair value with unrealized gains or losses recorded in accumulated other comprehensive income.  For the three-month period ended March 31, 2006 and 2005, we recorded an adjustment of

$0.3 million and $0.4 million, respectively, to other comprehensive income to adjust the non-derivative portion of the Advocat security to its then current fair market value.

•                  In accordance with FASB No. 114 and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, the Advocat secured convertible subordinated note is fully reserved and accounted for using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income.

NOTE 9 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

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

On October 23, 2006, we entered into a Second Amendment, Waiver and Consent to Credit Agreement (the “Second Amendment”) pursuant to which the lenders under the New Credit Facility waived any potential misrepresentations and events of default that could have been caused by the Restatement.

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

Other Long-Term Borrowings

During the three months ending March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan.  In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million.  The loan has an interest rate of approximately 7 percent and is due in 2012.  The lender of the $39.0 million does not have recourse to our assets (see Note 3 – Properties; Leased Property).

NOTE 10 – LITIGATION

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

NOTE 11 – DISCONTINUED OPERATIONS

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

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Revenues
Rental income	$—	$1,467
Other income	—	$12
Subtotal revenues	—	1,479
Expenses
Depreciation and amortization	9	556
General and administrative	1	—
Provision for impairment	121	3,700
Subtotal expenses	131	4,256

Income (loss) before loss on sale of assets	(131)	(2,777)
Loss on assets sold – net	(248)	(37)
Loss from discontinued operations	$(379)	$(2,814)

NOTE 12 – EARNINGS PER SHARE

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

At March 31, 2006, our portfolio of domestic investments consisted of 226 healthcare facilities, located in 27 states and operated by 35 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at March 31, 2006, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 196 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 25 long-term healthcare facilities and three long-term healthcare facilities that are currently held for sale.  At March 31, 2006, we also held other investments of approximately $34 million, consisting primarily of secured loans to third-party operators of our facilities.

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

In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Because of these incentives, these so-called “whistleblower” suits have become more frequent.  Some states currently have statutes that are analogous to the federal False Claims Act.  The Deficit Reduction Act encourages additional states to enact such legislation and encourages increased enforcement activity by permitting states to retain 10% of any recovery for that state’s Medicaid program if the enacted legislation is at least as rigorous as the federal False Claims Act.  The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

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

Taxation of Omega

General.  We have elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992.  Except with respect to the Advocat Inc. (“Advocat”) “related party tenant” issue described elsewhere in this report, we believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT under the Code and we intend to continue to operate in such a manner, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.

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

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met.  First, the amount of the rent must not be based in whole or in part on the income or profits of any person.  However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales.  Second, the Code provides that rents received from a tenant will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant.  Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue.  We, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property.  In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property.  Furthermore, we may own up to 100% of the stock of a taxable REIT subsidiary (“TRS”), which may provide customary and non-customary services to our tenants without tainting our rental income from the related properties.  For our tax years beginning after 2004, rents for customary services performed by a TRS or that are received from a TRS and are described in Code Section 512(b)(3) no longer meet the 100% excise tax safe harbor.  Instead, such payments avoid the excise tax if we pay the TRS at least 150% of its direct cost of furnishing such services.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 to our annual report on Form 10-K/A for the year ended December 31, 2005.  Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Recognizing rental income on a straight-line basis results in recognized revenue exceeding contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $15.3 million and $13.8 million, net of allowances, at March 31, 2006 and December 31, 2005, respectively.  See Note 2 – Restatement of Previously Issued Financial Statements.

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

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, we currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 8 – Investments in Debt and Equity Securities).

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

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including our unaudited financial statements for each quarterly period in 2004, 2005 and 2006 as necessary (the “Restatement”).  The Restatement reflects the following adjustments:

1.               We have recorded asset values for securities received from Advocat (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase net income by $2.8 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.  These adjustments will also increase total assets by $8.0 million and $5.4 million as of March 31, 2006 and December 31, 2005, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we have recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $0.5 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income will increase by $1.0 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.  In addition, net accounts receivable and retained earnings will increase by $10.1 million and $9.1 million as of March 31, 2006 and December 31, 2005, respectively, to reflect the effects of this adjustment from inception of the affected leases.

Three Months Ended March 31, 2006 and 2005

Operating Revenues

Our operating revenues for the three months ended March 31, 2006 totaled $32.2 million, an increase of $3.9 million, over the same period in 2005.  The $3.9 million increase was primarily a result of new investments made throughout 2005.  The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the three months ended March 31, 2006 are as follows:

•                  Rental income was $29.9 million, an increase of $7.5 million over the same period in 2005.  The increase was primarily due to new leases entered into throughout 2005, scheduled contractual increases in rents, and from consolidation of a VIE.

•                  Mortgage interest income totaled $1.2 million, a decrease of $0.8 million over the same period in 2005.  The decrease was primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•                  Other investment income totaled $0.9 million, an increase of $0.2 million over the same period in 2005.  The primary reason for the increase was due to dividends and accretion income associated with the Advocat securities.

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

Other Income (Expense)

For the three months ended March 31, 2006, our total other net expenses were $11.2 million as compared to $7.4 million for the same period in 2005.  The significant changes are as follows:

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

•                  For the three months ended March 31, 2006, we recorded a $2.4 million mark-to-market adjustment to reflect the fair value of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 2 – Restatement of Previously Issued Financial Statements and Note 8 – Investments in Debt and Equity Securities).

Taxes

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below.  We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock held by us could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential interest charges and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we intend to establish that any failure to satisfy the gross income tests was due to reasonable cause (see Note 2 – Restatement of Previously Issued Financial Statements).  In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.  If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

As a result of the potential related party tenant issue described above and further discussed in Note 2 – Restatement of Previously Issued Financial Statements, we have recorded a $0.5 million and $0.6 million provision for income tax, including related interest expense, for the three-month period ended March 31, 2006 and 2005, respectively.  The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

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

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2006, was $15.5 million, compared to $12.4 million, for the same period in 2005.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC’s interpretation) for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
	(in thousands)
Net income available to common	$7,694	$6,091
Add back loss from real estate dispositions	248	37
	7,942	6,128
Elimination of non-cash items included in net income:
Depreciation and amortization	7,527	6,253
Funds from operations available to common stockholders	$15,469	$12,381

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

Liquidity and Capital Resources

At March 31, 2006, we had total assets of $1.0 billion, stockholders’ equity of $443.8 million and debt of $531.0 million, which represents approximately 54.5% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$531,300	$390	$850	$5,460	$524,600
Other long-term liabilities	674	231	443	—	—
Total	$531,974	$621	$1,293	$5,460	$524,600

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

On October 23, 2006, we entered into a Second Amendment, Waiver and Consent to Credit Agreement (the “Second Amendment”) pursuant to which the lenders under the New Credit Facility waived any potential misrepresentations and events of default that could have been caused by the Restatement.

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

Other Long-Term Borrowings

During the three months ending March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan.  In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million.  The loan has an interest rate of approximately seven percent and is due in 2012.  The lender of the $39.0 million does not have recourse to our assets (see Note 3 – Properties; Leased Property).

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

Operating Activities – Net cash flow from operating activities generated $24.9 million for the three months ended March 31, 2006, as compared to $22.5 million for the same period in 2005.  The $2.4 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2005, and (ii) normal working capital fluctuations during the period.

Investing Activities – Net cash flow from investing activities was an outflow of $2.9 million for the three months ended March 31, 2006, as compared to an inflow of $8.1 million for the same period in 2005.  The $11.1 million change in investing cash outflow was primarily due to: (i) a $60.0 million mortgage payoff in 2005; (ii) $6.9 million collected from the sale of real estate in 2005; (iii) partially offset by $58.1 million of incremental acquisitions completed during the first quarter of 2005 as compared to the same period in 2006.

Financing Activities – Net cash flow from financing activities was an outflow of $25.5 million for the three months ended March 31, 2006 as compared to an outflow of $32.9 million for the same period in 2005.  The change in financing cash outflow of $7.4 million was primarily a result of net repayments of $53.5 million on our New Credit Facility in 2006 versus net repayments of $15.0 million on our Prior Credit Facility in 2005.  The financial cash outflow was partially offset by $39.0 million of proceeds received in a Haven transaction and $7.5 million of incremental optional cash purchases of our common stock through our dividend reinvestment and common stock purchase plan for the three months ended March 31, 2006 as compared to the same time period in 2005.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates.  We have not been impacted by fluctuations in interest rates as a result of our relatively modest New Credit Facility borrowings.  During the three months ended March 30, 2006, we had $4.5 million in borrowings under our New Credit Facility and, consequently, did not have any material exposure to interest rate market risks.  However, as any future borrowings under our New Credit Facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowing to the extent possible.

The fair value of our embedded derivative (i.e., the conversion feature of a preferred stock investment) is subject to change due to fluctuations primarily resulting from the market value of Advocat’s common stock.  A ten percent increase in the value of Advocat’s common stock as of March 31, 2006 to $10.18 per common share would have resulted in a $0.6 million or 18.1% increase in the value of this derivative as of March 31, 2006.  A ten percent decrease in the value of Advocat’s common stock as of March 31, 2006 to $8.33 per common share would have resulted in a $0.6 million or 17.6% decrease in the value of this derivative as of March 31, 2006.

For additional information, refer to Item 7A as presented in our annual report on Form 10-K/A for the year ended December 31, 2005.

Item 4 – Controls and Procedures

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

In connection with the preparation of our previously filed Form 10-Q as of and for the three months ended March 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2006.

In connection with the preparation of this Form 10-Q/A, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. In making this evaluation, our management considered the matters relating to the restatement of our financial statements and the material weakness discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

As noted under Item 9A in Management’s Report on Internal Control over Financial Reporting in our Form 10-K/A for the year ended December 31, 2005, management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2005. Management determined that as of December 31, 2005, we lacked sufficient internal control processes, procedures and personnel resources necessary to address accounting for certain complex and/or non-routine transactions.

This material weakness resulted in errors in accounting for financial instruments, income taxes and straight-line rental revenue and could result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected on a timely basis.  In the course of management’s evaluation of our disclosure controls and procedures as of March 31, 2006, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness described above, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-Q/A were prepared in accordance with GAAP. These measures included, among other things, expansion of our document review procedures and dedication of significant internal resources to scrutinize account analyses.  As a result, we concluded that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 10 – Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A- Risk Factors

We amended our Annual Report on Form 10-K/A for the year ended December 31, 2005 with the Securities and Exchange Commission on December 14, 2006, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol “OHI.”  During the three months ended March 31, 2006, we purchased 1,966 shares of our common stock from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
January 1, 2006 to January 31, 2006	1,966	$12.59	—	$—
February 1, 2006 to February 28, 2006	—	—	—	—
March 1, 2006 to March 31, 2006	—	—	—	—

Total	1,966	$12.59	—	$—

(1)  Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

Item 6 – Exhibits

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	December 14, 2006	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	December 14, 2006	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer