Form 10-Q/A
period 2006-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2006-12-14
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2006.

Common Stock, $.10 par value	58,866,857
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q/A

June 30, 2006

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued historical consolidated financial statements of Omega Healthcare Investors, Inc. (“Omega” or the “Company”) as of June 30, 2006 and 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2006, for errors in previously reported amounts related to income tax matters and asset values, as well as to reflect as well as the recording of straight-line rental income.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 4, 2006.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•                  Part I – Item 1 – Financial Statements;

•                  Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  Part I – Item 3 – Quantitative and Qualitative Disclosures About Market Risks;

•                  Part I – Item 4 – Controls and Procedures; and

•                  Part II – Item 1A – Risk Factors.

We have not amended and do not intend to amend our previously filed Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-Q for the fiscal quarter March 31, 2006. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.  In addition, this Form 10-Q/A includes current certifications from our CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including our unaudited financial statements for each quarterly period in 2004, 2005 and 2006 as necessary (the “Restatement”).  The Restatement reflects the following adjustments:

1.               We have recorded asset values for securities received from Advocat Inc. (“Advocat”) (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase net income by $5.9 million and $8.7 million for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively.  These adjustments will also increase total assets by $13.6 million and $5.4 million as of June 30, 2006 and December 31, 2005, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we have recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $0.6 million and $1.1 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income will increase by $0.9 million and $1.9 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2005, respectively.  In addition, net accounts receivable and retained earnings will increase by $11.1 million and $9.1 million as of June 30, 2006 and December 31, 2005, respectively, to reflect the effects of this adjustment from inception of the affected leases.

Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on October 25, 2006.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2006	2005
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Real estate properties
Land and buildings at cost	$1,060,226	$996,127
Less accumulated depreciation	(171,948)	(157,255)
Real estate properties – net	888,278	838,872
Mortgage notes receivable – net	32,381	104,522
	920,659	943,394
Other investments – net	42,632	28,918
	963,291	972,312
Assets held for sale – net	248	1,243
Total investments	963,539	973,555

Cash and cash equivalents	14,053	3,948
Accounts receivable – net	17,402	15,018
Other assets	13,998	37,769
Total assets	$1,008,992	$1,030,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$58,000
Unsecured borrowings – net	484,739	505,429
Other long-term borrowings	41,800	2,800
Accrued expenses and other liabilities	22,399	19,563
Income tax liabilities	4,438	3,299
Operating liabilities for owned properties	125	256
Total liabilities	553,501	589,347

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	680,443	663,607
Cumulative net earnings	264,734	237,069
Cumulative dividends paid	(568,150)	(536,041)
Cumulative dividends – redemption	(43,067)	(43,067)
Unamortized restricted stock awards	—	(1,167)
Accumulated other comprehensive income	3,043	2,054
Total stockholders’ equity	455,491	440,943
Total liabilities and stockholders’ equity	$1,008,992	$1,030,290

Note – The balance sheet at December 31, 2005 has been restated and derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues
Rental income	$29,973	$23,131	$59,903	$45,582
Mortgage interest income	1,154	1,240	2,338	3,196
Other investment income – net	947	793	1,884	1,497
Miscellaneous	332	1,146	441	4,312
Total operating revenues	32,406	26,310	64,566	54,587

Expenses
Depreciation and amortization	7,542	6,044	15,060	11,742
General and administrative	2,313	2,123	4,662	4,235
Provision for uncollectible mortgages, notes and accounts receivable	—	83	—	83
Leasehold expiration expense	—	750	—	750
Total operating expenses	9,855	9,000	19,722	16,810

Income before other income and expense	22,551	17,310	44,844	37,777
Other income (expense):
Interest and other investment income	69	24	182	65
Interest	(9,447)	(6,948)	(19,056)	(13,722)
Interest – amortization of deferred financing costs	(431)	(525)	(1,074)	(1,031)
Interest – refinancing costs	—	—	(3,485)	—
Provision for impairment on equity securities	—	(3,360)	—	(3,360)
Change in fair value of derivatives	5,474	(229)	7,908	(411)
Total other expense	(4,335)	(11,038)	(15,525)	(18,459)

Income from continuing operations before income taxes	18,216	6,272	29,319	19,318
Provision for income taxes	(590)	(606)	(1,139)	(1,188)
Income from continuing operations	17,626	5,666	28,180	18,130
(Loss) from discontinued operations	(136)	(3,219)	(515)	(6,033)
Net income	17,490	2,447	27,665	12,097
Preferred stock dividends	(2,481)	(2,864)	(4,962)	(6,423)
Preferred stock conversion and redemption charges	—	(2,013)	—	(2,013)
Net income (loss) available to common	$15,009	$(2,430)	$22,703	$3,661

Income (loss) per common share:
Basic:
Income from continuing operations	$0.26	$0.02	$0.40	$0.19
Net income (loss)	$0.26	$(0.05)	$0.39	$0.07
Diluted:
Income from continuing operations	$0.26	$0.02	$0.40	$0.19
Net income (loss)	$0.26	$(0.05)	$0.39	$0.07

Dividends declared and paid per common share	$0.24	$0.21	$0.47	$0.41

Weighted-average shares outstanding, basic	58,158	51,031	57,787	50,980
Weighted-average shares outstanding, diluted	58,283	51,365	57,881	51,339

Components of other comprehensive income:
Net income	$17,490	$2,447	$27,665	$12,097
Unrealized gain on common stock investment	881	—	1,580	—
Unrealized loss on preferred stock investment	(286)	(264)	(590)	(627)
Total comprehensive income	$18,085	$2,183	$28,655	$11,470

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2006	2005
	(Restated)	(Restated)
Operating activities
Net income	$27,665	$12,097
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	15,069	12,793
Provision for impairment on real estate properties (including amounts in discontinued operations)	121	3,700
Provision for uncollectible mortgages, notes and accounts receivable	—	83
Provision for impairment on equity securities	—	3,360
Refinancing costs	3,485	—
Amortization of deferred financing costs	1,074	1,031
Loss on assets sold – net	381	4,202
Restricted stock amortization expense	585	571
Change in fair value of derivatives	(7,908)	411
Income from accretion of marketable securities to redemption value	(827)	(815)
Other	(23)	(1,516)
Net change in accounts receivable	(2,384)	220
Net change in other assets	1,598	135
Net change in tax liabilities	1,139	1,188
Net change in operating assets and liabilities	2,708	(3,077)
Net cash provided by operating activities	42,683	34,383

Cash flows from investing activities
Acquisition of real estate	—	(120,696)
Proceeds from sale of real estate investments	657	24,995
Cash in transit from sale	—	(12,689)
Capital improvements and funding of other investments	(3,649)	(1,338)
Proceeds from other investments	17,242	1,262
Investments in other investments	(20,339)	(5,897)
Collection of mortgage principal	10,392	60,492
Net cash provided by (used in) investing activities	4,303	(53,871)

Cash flows from financing activities
Proceeds from credit facility borrowings	48,200	168,000
Payments on credit facility borrowings	(106,200)	(81,500)
Receipts from other long-term borrowings	39,000	—
Prepayment of re-financing penalty	(755)	—
Receipts from dividend reinvestment plan	17,320	757
Receipts/(payments) from exercised options – net	225	(810)
Dividends paid	(32,109)	(28,134)
Redemption of preferred stock	—	(50,013)
Payment on common stock offering	(178)	(28)
Deferred financing costs paid	(2,384)	(333)
Net cash (used in) provided by financing activities	(36,881)	7,939

Increase (decrease) in cash and cash equivalents	10,105	(11,549)
Cash and cash equivalents at beginning of period	3,948	12,083
Cash and cash equivalents at end of period	$14,053	$534
Interest paid during the period	$12,644	$13,867

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

FIN 48 Evaluation

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year.  We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate certain historical results to correct errors in previously reported amounts related to tax matters and asset values, as well as to record certain straight-line rental income (the “Restatement”).  The Restatement reflects the following adjustments:

1.               We have recorded asset values for securities received from Advocat (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase net income by $5.9 million and $8.7 million for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively.  These adjustments will also increase total assets by $13.6 million and $5.4 million as of June 30, 2006 and December 31, 2005, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we have recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $0.6 million and $1.1 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income will increase by $0.9 million and $1.9 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2005, respectively. In addition, net accounts receivable and retained earnings will increase by $11.1 million and $9.1 million as of June 30, 2006 and December 31, 2005, respectively, to reflect the effects of this adjustment from inception of the affected leases.

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

In 2000 at the time of the Initial Advocat Restructuring, we determined that no value should be ascribed to the Advocat preferred stock and subordinated note and, as a result, no value was recorded on our financial statements at that time or in any subsequent period.  Management now believes that the accounting treatment in previous periods was incorrect and, in addition to the related party tenant issues described below, the Restatement reflects the appropriate carrying value (in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS No. 115”)) of the Advocat preferred stock of $4.6 million and $4.3 million and an embedded derivative (in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133) of $9.0 million and $1.1 million on our restated balance sheets as of June 30, 2006 and December 31, 2005, respectively.  In addition, in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“FAS No. 114”), the Advocat subordinated note of $1.7 million was fully reserved at June 30, 2006 and December 31, 2005, respectively.

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

Recording of Rental Income

During the course of preparing the Restatement due to the issues related to Advocat described above, we determined that we should correct our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  Historically, we have recorded rental income for leases with these provisions based on contractual scheduled rent payments, rather than on a straight-line basis.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases and Financial Accounting Standards Board Technical Bulletin No. 88-1 Issues Related to Accounting for Leases, we have determined that the recording of rental revenue associated with these leases should be on a straight-line basis.  As a result of this adjustment, our net income will increase by $0.9 million and $1.9 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2005, respectively.  In addition, net accounts receivable and retained earnings will increase by $11.1 million and $9.1 million as of June 30, 2006 and December 31, 2005, respectively, to reflect the effects of this adjustment from inception of the affected leases.

The following table sets forth the effects of the adjustments related to the Restatement on our consolidated balance sheets as of June 30, 2006 and December 31, 2005:

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	As of June 30, 2006,
	As Reported	Adjustments	Restated
ASSETS
Real estate properties
Land and buildings at cost	$1,060,226	$—	$1,060,226
Less accumulated depreciation	(171,948)	—	(171,948)
Real estate properties – net	888,278	—	888,278
Mortgage notes receivable – net	32,381	—	32,381
	920,659	—	920,659
Other investments – net	29,060	13,572	42,632
	949,719	13,572	963,291
Assets held for sale – net	248	—	248
Total investments	949,967	13,572	963,539

Cash and cash equivalents	14,053	—	14,053
Accounts receivable – net	6,342	11,060	17,402
Other assets	13,998	—	13,998
Total assets	$984,360	$24,632	$1,008,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$—	$—
Unsecured borrowings – net	484,739	—	484,739
Other long-term borrowings	41,800	—	41,800
Accrued expenses and other liabilities	22,399	—	22,399
Income tax liabilities	—	4,438	4,438
Operating liabilities for owned properties	125	—	125
Total liabilities	549,063	4,438	553,501

Stockholders’ equity:
Preferred stock	118,488	—	118,488
Common stock and additional paid-in-capital	680,443	—	680,443
Cumulative net earnings	245,843	18,891	264,734
Cumulative dividends paid	(568,150)	—	(568,150)
Cumulative dividends – redemption	(43,067)	—	(43,067)
Unamortized restricted stock awards	—	—	—
Accumulated other comprehensive income	1,740	1,303	3,043
Total stockholders’ equity	435,297	20,194	455,491
Total liabilities and stockholders’ equity	$984,360	$24,632	$1,008,992

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

The effects of the adjustments related to the Restatement for the three and six months ended June 30, 2006 and 2005 are summarized below:

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended June 30, 2006
	As Reported	Adjustments	Restated
Revenues
Rental income	$29,042	$931	$29,973
Mortgage interest income	1,154	—	1,154
Other investment income - net	533	414	947
Miscellaneous	332	—	332
Total operating revenues	31,061	1,345	32,406

Expenses
Depreciation and amortization	7,542	—	7,542
General and administrative	2,313	—	2,313
Total operating expenses	9,855	—	9,855

Income before other income and expense	21,206	1,345	22,551
Other income (expense):
Interest and other investment income	69	—	69
Interest	(9,447)	—	(9,447)
Interest – amortization of deferred financing costs	(431)	—	(431)
Change in fair value of derivatives	—	5,474	5,474
Total other expense	(9,809)	5,474	(4,335)

Income from continuing operations before income taxes	11,397	6,819	18,216
Provision for income taxes	—	(590)	(590)
Income from continuing operations	11,397	6,229	17,626
Loss from discontinued operations	(136)	—	(136)
Net income	11,261	6,229	17,490
Preferred stock dividends	(2,481)	—	(2,481)
Net income available to common	$8,780	$6,229	$15,009

Income per common share:
Basic:
Income from continuing operations	$0.15	$0.11	$0.26
Net income	$0.15	$0.11	$0.26
Diluted:
Income from continuing operations	$0.15	$0.11	$0.26
Net income	$0.15	$0.11	$0.26

Dividends declared and paid per common share	$0.24	$—	$0.24

Weighted-average shares outstanding, basic	58,158	—	58,158
Weighted-average shares outstanding, diluted	58,283	—	58,283

Components of other comprehensive income:
Net income	$11,261	$6,229	$17,490
Unrealized gain (loss) on common stock investment	881	—	881
Unrealized gain (loss) on preferred stock investment	—	(286)	(286)
Total comprehensive income	$12,142	$5,943	$18,085

	Three Months Ended June 30, 2005
	As Reported	Adjustments	Restated
Revenues
Rental income	$22,514	$617	$23,131
Mortgage interest income	1,240	—	1,240
Other investment income – net	385	408	793
Miscellaneous	1,146	—	1,146
Total operating revenues	25,285	1,025	26,310

Expenses
Depreciation and amortization	6,044	—	6,044
General and administrative	2,123	—	2,123
Provision for uncollectible mortgages, notes and accounts receivable	83	—	83
Leasehold expiration expense	750	—	750
Total operating expenses	9,000	—	9,000

Income before other income and expense	16,285	1,025	17,310
Other income (expense):
Interest and other investment income	24	—	24
Interest	(6,948)	—	(6,948)
Interest – amortization of deferred financing costs	(525)	—	(525)
Provision for impairment on equity securities	(3,360)	—	(3,360)
Change in fair value of derivatives	—	(229)	(229)
Total other expense	(10,809)	(229)	(11,038)

Income from continuing operations before income taxes	5,476	796	6,272
Provision for income taxes	—	(606)	(606)
Income from continuing operations	5,476	190	5,666
Loss from discontinued operations	(3,219)	—	(3,219)
Net income	2,257	190	2,447
Preferred stock dividends	(2,864)	—	(2,864)
Preferred stock conversion and redemption charges	(2,013)	—	(2,013)
Net income available to common	$(2,620)	$190	$(2,430)

Income per common share:
Basic:
Income from continuing operations	$0.01	$0.01	$0.02
Net income	$(0.05)	$0.00	$(0.05)
Diluted:
Income from continuing operations	$0.01	$0.01	$0.02
Net income	$(0.05)	$0.00	$(0.05)

Dividends declared and paid per common share	$0.21	$—	$0.21

Weighted-average shares outstanding, basic	51,031	—	51,031
Weighted-average shares outstanding, diluted	51,365	—	51,365

Components of other comprehensive income:
Net income	$2,257	$190	$2,447
Unrealized gain (loss) on common stock investment	—	—	—
Unrealized gain (loss) on preferred stock investment	—	(264)	(264)
Total comprehensive income	$2,257	$(74)	$2,183

	Six Months Ended June 30, 2006
	As Reported	Adjustments	Restated
Revenues
Rental income	$57,975	$1,928	$59,903
Mortgage interest income	2,338	—	2,338
Other investment income – net	1,058	826	1,884
Miscellaneous	441	—	441
Total operating revenues	61,812	2,754	64,566

Expenses
Depreciation and amortization	15,060	—	15,060
General and administrative	4,662	—	4,662
Total operating expenses	19,722	—	19,722

Income before other income and expense	42,090	2,754	44,844
Other income (expense):
Interest and other investment income	182	—	182
Interest	(19,056)	—	(19,056)
Interest – amortization of deferred financing costs	(1,074)	—	(1,074)
Interest – refinancing costs	(3,485)	—	(3,485)
Change in fair value of derivatives	—	7,908	7,908
Total other expense	(23,433)	7,908	(15,525)

Income from continuing operations before income taxes	18,657	10,662	29,319
Provision for income taxes	—	(1,139)	(1,139)
Income from continuing operations	18,657	9,523	28,180
Loss from discontinued operations	(515)	—	(515)
Net income	18,142	9,523	27,665
Preferred stock dividends	(4,962)	—	(4,962)
Net income available to common	$13,180	$9,523	$22,703

Income per common share:
Basic:
Income from continuing operations	$0.24	$0.16	$0.40
Net income	$0.23	$0.16	$0.39
Diluted:
Income from continuing operations	$0.24	$0.16	$0.40
Net income	$0.23	$0.16	$0.39

Dividends declared and paid per common share	$0.47	$—	$0.47

Weighted-average shares outstanding, basic	57,787	—	57,787
Weighted-average shares outstanding, diluted	57,881	—	57,881

Components of other comprehensive income:
Net income	$18,142	$9,523	$27,665
Unrealized gain (loss) on common stock investment	1,580	—	1,580
Unrealized gain (loss) on preferred stock investment	—	(590)	(590)
Total comprehensive income	$19,722	$8,933	$28,655

	Six Months Ended June 30, 2005
	As Reported	Adjustments	Restated
Revenues
Rental income	$44,262	$1,320	$45,582
Mortgage interest income	3,196	—	3,196
Other investment income – net	682	815	1,497
Miscellaneous	4,312	—	4,312
Total operating revenues	52,452	2,135	54,587

Expenses
Depreciation and amortization	11,742	—	11,742
General and administrative	4,235	—	4,235
Provision for uncollectible mortgages, notes and accounts receivable	83	—	83
Leasehold expiration expense	750	—	750
Total operating expenses	16,810	—	16,810

Income before other income and expense	35,642	2,135	37,777
Other income (expense):
Interest and other investment income	65	—	65
Interest	(13,722)	—	(13,722)
Interest – amortization of deferred financing costs	(1,031)	—	(1,031)
Provision for impairment on equity securities	(3,360)	—	(3,360)
Change in fair value of derivatives	—	(411)	(411)
Total other expense	(18,048)	(411)	(18,459)

Income from continuing operations before income taxes	17,594	1,724	19,318
Provision for income taxes	—	(1,188)	(1,188)
Income from continuing operations	17,594	536	18,130
Loss from discontinued operations	(6,033)	—	(6,033)
Net income	11,561	536	12,097
Preferred stock dividends	(6,423)	—	(6,423)
Preferred stock conversion and redemption charges	(2,013)	—	(2,013)
Net income available to common	$3,125	$536	$3,661

Income per common share:
Basic:
Income from continuing operations	$0.18	$0.01	$0.19
Net income	$0.06	$0.01	$0.07
Diluted:
Income from continuing operations	$0.18	$0.01	$0.19
Net income	$0.06	$0.01	$0.07

Dividends declared and paid per common share	$0.41	$—	$0.41

Weighted-average shares outstanding, basic	50,980	—	50,980
Weighted-average shares outstanding, diluted	51,339	—	51,339

Components of other comprehensive income:
Net income	$11,561	$536	$12,097
Unrealized gain (loss) on common stock investment	—	—	—
Unrealized gain (loss) on preferred stock investment	—	(627)	(627)
Total comprehensive income	$11,561	$(91)	$11,470

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

The table below summarizes our number of properties and investment by category for the six months ended June 30, 2006:

		Mortgage		Total
	Leased	Notes	Facilities	Healthcare
	Property	Receivable	Held for Sale	Facilities
Facility Count
Balance at December 31, 2005	192	32	3	227
Properties sold/mortgages paid	—	(15)	(3)	(18)
Properties transferred to assets held for sale	(1)	—	1	—
Properties transferred to purchase/leaseback	7	(7)	—	—
Balance at June 30, 2006	198	10	1	209

Investment ($000’s)
Balance at December 31, 2005	$996,127	$104,522	$1,243	$1,101,892
Properties sold/mortgages paid	—	(48,990)	(1,860)	(50,850)
Properties transferred to assets held for sale	(865)	—	865	—
Properties transferred to purchase/leaseback	61,750	(22,750)	—	39,000
Impairment on properties	(121)	—	—	(121)
Capital expenditures and other	3,335	(401)	—	2,934
Balance at June 30, 2006	$1,060,226	$32,381	$248	$1,092,855

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

NOTE 4 – CONCENTRATION OF RISK

As of June 30, 2006, our portfolio of domestic investments consisted of 209 healthcare facilities, located in 27 states and operated by 34 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at June 30, 2006, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 196 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 10 long-term healthcare facilities and one facility held for sale.  At June 30, 2006, we also held miscellaneous investments of approximately $43 million, consisting primarily of secured loans to third-party operators of our facilities.

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

For the three-month period ended June 30, 2006, our revenues from operations totaled $32.4 million, of which approximately $5.8 million were from Sun (18%), $5.1 million from CommuniCare (16%) and $3.6 million from Advocat (11%).  For the six-month period ended June 30, 2006, our revenues from operations totaled $64.6 million, of which approximately $11.6 million were from Sun (18%), $10.1 million from CommuniCare (16%) and $7.2 million from Advocat (11%).  No other operator generated more than 10% of our revenues from operations for the three- and six-month periods ended June 30, 2006.

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

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential interest charges and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we intent to establish that any failure to satisfy the gross income tests was due to reasonable cause (see Note 2 – Restatement of Previously Issued Financial Statements).  In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.  If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

As a result of the potential related party tenant issue described above and further discussed in Note 2 – Restatement of Previously Issued Financial Statements, we have recorded a $0.6 million and $1.1 million provision for income taxes, including related interest expense, for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

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

At June 30, 2006, the only options outstanding to purchase shares of our common stock were options issued under our 2000 Plan for 52,581 shares of common stock. For the quarter ended June 30, 2006, no options were granted under any of our stock incentive plans.  The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price			Weighted- Average Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2005	227,440	$ 2.760	-	$ 37.205	$5.457	4.6
Granted during 1st quarter 2006
Exercised	(174,191)	2.760	-	9.330	2.979	—
Cancelled	(668)	22.452	-	22.452	22.452	—
Outstanding at March 31, 2006	52,581	$ 2.960	-	$ 37.205	$13.448	4.4
Granted during 2nd quarter 2006
Exercised	—	—	-	—	—	—
Cancelled	—	—	-	—	—	—
Outstanding at June 30, 2006	52,581	$ 2.960	-	$ 37.205	$13.448	4.2

Vested at June 30, 2006	50,912	$ 2.960	-	$ 37.205	$13.583	4.0

Non-Vested Options	Number of Shares	Exercise Price			Weighted- Average Price	Weighted- Average Remaining Contractual Term
Non-vested at December 31, 2005	74,985	$ 2.760	-	$9.330	$3.200	7.0
Vested during 1st quarter 2006	(73,316)	2.760	-	9.330	3.059	—
Non-vested at March 31, 2006	1,669	$ 9.330	-	$9.330	$9.330	7.8
Vested during 2nd quarter 2006	—	—	-	—	—	—
Non-vested at June 30, 2006	1,669	$ 9.330	-	$9.330	$9.330	7.5

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Restated	Restated	Restated	Restated
	(in thousands, except per share amounts)
Net income (loss) to common stockholders	$15,009	$(2,430)	$22,703	$3,661
Add: Stock-based compensation expense included in net income (loss) to common stockholders	292	285	585	571
	15,301	(2,145)	23,288	4,232
Less: Stock-based compensation expense determined under the fair value based method for all awards	292	342	585	690
Pro forma net income (loss) to common stockholders	$15,009	$(2,487)	$22,703	$3,542

Earnings (loss) per share:
Basic, as reported	$0.26	$(0.05)	$0.39	$0.07
Basic, pro forma	$0.26	$(0.05)	$0.39	$0.07
Diluted, as reported	$0.26	$(0.05)	$0.39	$0.07
Diluted, pro forma	$0.26	$(0.05)	$0.39	$0.07

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

Performance Restricted Stock Units

On September 10, 2004, we entered into performance restricted stock unit agreements with our four executive officers under the 2004 Plan.  A total of 317,500 restricted stock units were issued under the 2004 Plan and will fully vest into shares of common stock when our company attains $0.30 per share of adjusted funds from operations (as defined in the applicable restricted stock unit agreements) for two (2) consecutive quarters, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the applicable restricted stock unit agreements).  The performance restricted stock units expire on December 31, 2007 if the performance criteria has not been met.  As of June 30, 2006, we achieved the initial $0.30 per share adjusted funds from operations criteria as defined in the applicable restricted stock unit agreements.  However, we have determined that it is not probable at this time that we will achieve the second consecutive quarter of $0.30 per share adjusted funds from operations, and therefore, it is not probable at this time that the restricted stock units will vest.  In accordance with FAS No. 123R (i.e., compensation expense for a performance-based stock award shall be recognized when the satisfaction of the performance conditions that cause the award to vest are probable to occur), we have not recorded any compensation expense associated with the performance restricted stock units.

In accordance with FASB Statement No. 128, Earnings per Share, (“FAS No. 128”), the restricted stock unit shares are not included in the computation of basic EPS until all necessary conditions for the vesting of the restricted units have been satisfied.  However, in accordance with FAS No. 128, the units are included in the quarterly and year-to-date diluted EPS as of June 30, 2006, using the treasury stock method as we have achieved the initial $0.30 per share adjusted funds from operations during the quarter ended June 30, 2006.  See Note 12 – Earnings per Share.

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

At June 30, 2006, we had the following two marketable securities:

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

•                  In accordance with FASB No. 115, for the three- and six-month periods ended June 30, 2006, we recorded a $0.9 million and $1.6 million adjustment to other comprehensive income, respectively, to adjust our holdings in Sun common stock to their then current fair market value.

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

•                  In accordance with FAS No. 115, the Advocat Series B security is a compound financial instrument.  The embedded derivative value of the conversion feature is recorded separately at fair market value in accordance with FAS No. 133.  The non-derivative portion of the security is classified as an available-for-sale investment and is stated at its fair value with unrealized gains or losses recorded in accumulated other comprehensive income.  For the three- and six-month periods ended June 30, 2006, we recorded an adjustment of $0.3 million and $0.6 million to other comprehensive income, respectively, and for the three- and six-month periods ended June 30, 2005, we recorded an adjustment of $0.3 million and $0.6 million to other comprehensive income, respectively, to adjust the non-derivative portion of the Advocat security to its then current fair market value.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues
Rental income	$—	$1,430	$—	$2,896
Other income	—	12	—	24
Subtotal revenues	—	1,442	—	2,920
Expenses
Depreciation and amortization	—	496	9	1,051
General and administrative	3	—	4	—
Provision for impairment	—	—	121	3,700
Subtotal expenses	3	496	134	4,751

Income (loss) before loss on sale of assets	(3)	946	(134)	(1,831)
Loss on assets sold – net	(133)	(4,165)	(381)	(4,202)
Loss from discontinued operations	$(136)	$(3,219)	$(515)	$(6,033)

NOTE 12 – EARNINGS PER SHARE

We calculate basic and diluted earnings per common share (“EPS”) in accordance with FAS No. 128.  The computation of basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period.  Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period.  Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share based compensation plans, including stock options, restricted stock and restrictive stock units.

For the three- and six-month periods ended June 30, 2006 and 2005, the dilutive effect from stock options was immaterial.

NOTE 13 – SUBSEQUENT EVENTS

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

Overview

At June 30, 2006, our portfolio of domestic investments consisted of 209 healthcare facilities, located in 27 states and operated by 34 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.1 billion at June 30, 2006, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 196 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 10 long-term healthcare facilities and one long-term healthcare facility that is currently held for sale.  At June 30, 2006, we also held other investments of approximately $43 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Recognizing rental income on a straight-line basis results in recognized revenue exceeding contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $16.7 million and $13.8 million, net of allowances, at June 30, 2006 and December 31, 2005, respectively.  See Note 2 – Restatement of Previously Issued Financial Statements.

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

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including our unaudited financial statements for each quarterly period in 2004, 2005 and 2006 as necessary (the “Restatement”).  The Restatement reflects the following adjustments:

1.               We have recorded asset values for securities received from Advocat (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments will increase net income by $5.9 million and $8.7 million for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively.  These adjustments will also increase total assets by $13.6 million and $5.4 million as of June 30, 2006 and December 31, 2005, respectively.  Changes in the fair value of the securities not currently recognized in net income will be reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we have recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment will decrease net income by $0.6 million and $1.1 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income will increase by $0.9 million and $1.9 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2005, respectively. In addition, net accounts receivable and retained earnings will increase by $11.1 million and $9.1 million as of June 30, 2006 and December 31, 2005, respectively, to reflect the effects of this adjustment from inception of the affected leases.

Three Months Ended June 30, 2006 and 2005

Operating Revenues

Our operating revenues for the three months ended June 30, 2006 totaled $32.4 million, an increase of $6.1 million, over the same period in 2005.  The $6.1 million increase was primarily a result of new investments made throughout 2005.  The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the three months ended June 30, 2006 are as follows:

•                  Rental income was $30.0 million, an increase of $6.8 million over the same period in 2005.  The increase was primarily due to new leases entered into throughout 2005 and from consolidation of a VIE.

•                  Mortgage interest income totaled $1.2 million, a decrease of $0.1 million over the same period in 2005.  The decrease was primarily the result of normal amortization and a $10 million loan payoff that occurred in the second quarter of 2006.

•                  Other investment income totaled $0.9 million, an increase of $0.1 million over the same period in 2005.  The primary reason for the increase was due to dividends and accretion income associated with the Advocat securities.

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

Other Income (Expense)

For the three months ended June 30, 2006, our total other net expenses were $4.3 million as compared to $11.0 million for the same period in 2005.  The significant changes are as follows:

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

•                  For the three months ended June 30, 2006, we recorded a $5.5 million mark-to-market adjustment to reflect the fair value of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 2 – Restatement of Previously Issued Financial Statements and Note 8 – Investments in Debt and Equity Securities).

Six Months Ended June 30, 2006 and 2005

Operating Revenues

Our operating revenues for the six months ended June 30, 2006 totaled $64.6 million, an increase of $10.0 million, over the same period in 2005.  The $10.0 million increase was primarily a result of new investments made throughout 2005.  The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the six months ended June 30, 2006 are as follows:

•                  Rental income was $59.9 million, an increase of $14.3 million over the same period in 2005.  The increase was primarily due to new leases entered into throughout 2005 and the consolidation of a VIE in 2006.

•                  Mortgage interest income totaled $2.3 million, a decrease of $0.9 million over the same period in 2005.  The decrease was primarily the result of normal amortization, a $60 million loan payoff that occurred in the first quarter of 2005 and a $10 million loan payoff that occurred in the second quarter of 2006.

•                  Other investment income totaled $1.9 million, an increase of $0.4 million over the same period in 2005.  The primary reason for the increase was due to dividends and accretion income associated with the Advocat securities.

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

Other Income (Expense)

For the six months ended June 30, 2006, our total other net expenses were $15.5 million as compared to $18.5 million for the same period in 2005.  The significant changes are as follows:

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

•                  For the six months ended June 30, 2006, we recorded a $7.9 million mark-to-market adjustment to reflect the fair value of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 2 – Restatement of Previously Issued Financial Statements and Note 8 – Investments in Debt and Equity Securities).

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

As a result of the potential related party tenant issue described above and further discussed in Note 2 – Restatement of Previously Issued Financial Statements, we have recorded a $0.6 million and $1.1 million provision for income taxes for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively.  The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

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

In accordance with SFAS No. 144, the $0.4 million realized net loss is reflected in our consolidated statements of operations as discontinued operations.  See Note 9 – Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2006, was $22.7 million, compared to $8.3 million, for the same period in 2005.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC’s interpretation) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006 Restated	2005 Restated	2006 Restated	2005 Restated
	(in thousands)

Net income available to common	$15,009	$(2,430)	$22,703	$3,661
Add back loss from real estate dispositions	133	4,165	381	4,202
Sub-total	15,142	1,735	23,084	7,863
Elimination of non-cash items included in net income:
Depreciation and amortization	7,542	6,540	15,069	12,793
Funds from operations available to common stockholders	$22,684	$8,275	$38,153	$20,656

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

Liquidity and Capital Resources

At June 30, 2006, we had total assets of $1.0 billion, stockholders’ equity of $455.5 million and debt of $526.5 million, which represents approximately 53.6% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$526,800	$390	$850	$960	$524,600
Other long-term liabilities	616	231	385	—	—
Total	$527,416	$621	$1,235	$960	$524,600

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

Other Long-Term Borrowings

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan.  In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million.  The loan has an interest rate of approximately seven percent and is due in 2012.  The lender of the $39.0 million does not have recourse to our assets.  See Note 3 – Properties; Leased Property.

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

Operating Activities – Net cash flow from operating activities generated $42.7 million for the six months ended June 30, 2006, as compared to $34.4 million for the same period in 2005.  The $8.3 million increase is due primarily to: (i) incremental revenue associated with acquisitions completed throughout 2005 and (ii) normal working capital fluctuations during the period.

Investing Activities – Net cash flow from investing activities was an inflow of $4.3 million for the six months ended June 30, 2006, as compared to an outflow of $53.9 million for the same period in 2005.  The $58.2 million change in investing cash outflow was primarily due to: (i) an outflow of $120.7 million for acquisitions completed during the six months of 2005 as compared to the same period in 2006, (ii) a $60.0 million mortgage payoff in 2005 as compared to a $10.0 million mortgage payoff in 2006 and (iii) $0.7 million collected from the sale of real estate for the six months ended June 30, 2006 as compared to $12.3 million in 2005.

Financing Activities – Net cash flow from financing activities was an outflow of $36.9 million for the six months ended June 30, 2006 as compared to an inflow of $7.9 million for the same period in 2005.  The increase in financing cash outflow of $44.8 million was primarily a result of net repayments of $58.0 million on our New Credit Facility in 2006 versus net borrowings of $86.5 million on our Prior Credit Facility in 2005. The financial cash outflow was partially offset by $39.0 million of proceeds received in a Haven transaction, $50.0 million redemption of the outstanding shares of Series B preferred stock in 2005 and $16.6 million of incremental optional cash purchases of our common stock through our dividend reinvestment and common stock purchase plan for the six months ended June 30, 2006 as compared to the same time period in 2005.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates.  We have not been impacted by fluctuations in interest rates as a result of our relatively modest New Credit Facility borrowings.  During the three months ended June 30, 2006, we did not have borrowings under our New Credit Facility and, consequently, did not have any material exposure to interest rate market risks.  However, as any future borrowings under our New Credit Facility will be at a variable rate of interest, we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowing to the extent possible.

The fair value of our embedded derivative (i.e., the conversion feature of a preferred stock investment) is subject to change due to fluctuations primarily resulting from the market value of Advocat’s common stock.  A ten percent increase in the value of Advocat’s common stock as of June 30, 2006 to $18.82 per common share would have resulted in a $1.2 million or 13.4% increase in the value of this derivative as of June 30, 2006.  A ten percent decrease in the value of Advocat’s common stock as of June 30, 2006 to $15.40 per common share would have resulted in a $1.2 or 13.4% decrease in the value of this derivative as of June 30, 2006.

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

In connection with the preparation of our previously filed Form 10-Q as of and for the six months ended June 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2006.

In connection with the preparation of this Form 10-Q/A, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. In making this evaluation, our management considered the matters relating to the restatement of our financial statements and the material weakness discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

As noted under Item 9A in Management’s Report on Internal Control over Financial Reporting in our Form 10-K/A for the year ended December 31, 2005, management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2005. Management determined that as of December 31, 2005, we lacked sufficient internal control processes, procedures and personnel resources necessary to address accounting for certain complex and/or non-routine transactions.  This material weakness resulted in errors in accounting for financial instruments, income taxes and straight-line rental revenue and could result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected on a timely basis.  In the course of management’s evaluation of our disclosure controls and procedures as of June 30, 2006, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 – Other Information

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

Item 6 – Exhibits

Exhibit No.	Description
10.1

Contract of sale, dated as of May 5, 2006, between Laramie Associates, LLC, Casper Associates, LLC, North 12th Street Associates, LLC, North Union Boulevard Associates, LLC, Jones Avenue Associates, LLC, Litchfield Investment Company, L.L.C., Ustick Road Associates, LLC, West 24th Street Associates, LLC, North Third Street Associates, LLC, Midwestern Parkway Associates, LLC, North Francis Street Associates, LLC, West Nash Street Associates, LLC (as sellers) and OHI Asset (LA), LLC, NRS Ventures, L.L.C. and OHI Asset (CO), LLC (as buyers) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended June 30, 2006).

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