Form 10-Q
period 2006-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2006-12-15
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one:)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as November 30, 2006.

Common Stock, $.10 par value	59,703,258
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2006

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
ASSETS
Real estate properties
Land and buildings at cost	$1,240,398	$996,127
Less accumulated depreciation	(180,270)	(157,255)
Real estate properties – net	1,060,128	838,872
Mortgage notes receivable – net	32,185	104,522
	1,092,313	943,394
Other investments – net	37,327	28,918
	1,129,640	972,312
Assets held for sale – net	737	1,243
Total investments	1,130,377	973,555

Cash and cash equivalents	—	3,948
Accounts receivable – net	39,488	15,018
Other assets	13,189	37,769
Total assets	$1,183,054	$1,030,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$157,500	$58,000
Unsecured borrowings – net	484,735	505,429
Other long – term borrowings	41,410	2,800
Accrued expenses and other liabilities	27,813	19,563
Income tax liabilities	5,038	3,299
Operating liabilities for owned properties	98	256
Total liabilities	716,594	589,347

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	695,948	663,607
Cumulative net earnings	279,357	237,069
Cumulative dividends paid	(585,397)	(536,041)
Cumulative dividends – redemption	(43,067)	(43,067)
Unamortized restricted stock awards	—	(1,167)
Accumulated other comprehensive income	1,131	2,054
Total stockholders’ equity	466,460	440,943
Total liabilities and stockholders’ equity	$1,183,054	$1,030,290

Note – The balance sheet at December 31, 2005 has been restated and derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenues
Rental income	$33,153	$24,858	$93,056	$70,329
Mortgage interest income	1,054	1,221	3,392	4,417
Other investment income – net	994	867	2,878	2,364
Miscellaneous	42	141	483	4,453
Total operating revenues	35,243	27,087	99,809	81,563

Expenses
Depreciation and amortization	8,360	6,182	23,414	17,872
General and administrative	5,669	2,235	10,331	6,470
Provision for impairment on real estate properties	—	3,072	—	3,072
Provision for uncollectible mortgages, notes and accounts receivable	179	—	179	83
Leasehold expiration expense	—	—	—	750
Total operating expenses	14,208	11,489	33,924	28,247

Income before other income and expense	21,035	15,598	65,885	53,316
Other income (expense):
Interest and other investment income	189	25	371	90
Interest	(11,190)	(7,709)	(30,246)	(21,431)
Interest – amortization of deferred financing costs	(439)	(539)	(1,513)	(1,570)
Interest – refinancing costs	—	—	(3,485)	—
Provision for impairment on equity securities	—	—	—	(3,360)
Gain on sale of equity securities	2,709	—	2,709	—
Change in fair value of derivatives	1,764	(16)	9,672	(427)
Total other expense	(6,967)	(8,239)	(22,492)	(26,698)

Income before gain on assets sold	14,068	7,359	43,393	26,618
Gain on assets sold – net	1,188	—	1,188	—
Income from continuing operations before income taxes	15,256	7,359	44,581	26,618
Provision for income taxes	(600)	(588)	(1,739)	(1,776)
Income from continuing operations	14,656	6,771	42,842	24,842
(Loss) from discontinued operations	(33)	(1,087)	(554)	(7,061)
Net income	14,623	5,684	42,288	17,781
Preferred stock dividends	(2,480)	(2,481)	(7,442)	(8,904)
Preferred stock conversion and redemption charges	—	—	—	(2,013)
Net income available to common	$12,143	$3,203	$34,846	$6,864

Income per common share:
Basic:
Income from continuing operations	$0.21	$0.08	$0.61	$0.27
Net income	$0.21	$0.06	$0.60	$0.13
Diluted:
Income from continuing operations	$0.20	$0.08	$0.61	$0.27
Net income	$0.20	$0.06	$0.60	$0.13

Dividends declared and paid per common share	$0.24	$0.22	$0.71	$0.63

Weighted-average shares outstanding, basic	59,021	51,187	58,203	51,050
Weighted-average shares outstanding, diluted	59,446	51,479	58,407	51,386

Components of other comprehensive income:
Net income	$14,623	$5,684	$42,288	$17,781
Unrealized gain on common stock investment	—	730	1,580	730
Reclassification adjustment for gain on common stock investment	(1,740)	—	(1,740)	—
Unrealized loss on preferred stock investment	(172)	(332)	(763)	(959)
Total comprehensive income	$12,711	$6,082	$41,365	$17,552

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Nine Months Ended September 30,
	2006	2005 (Restated)
Operating activities
Net income	$42,288	$17,781
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	23,432	19,068
Provision for impairment on real estate properties (including amounts in discontinued operations)	121	9,154
Provision for uncollectible mortgages, notes and accounts receivable	179	83
Provision for impairment on equity securities	—	3,360
Refinancing costs	3,485	—
Amortization of deferred financing costs	1,513	1,570
(Gains) losses on assets sold and equity securities – net	(3,516)	3,492
Restricted stock amortization expense	4,224	856
Change in fair value of derivatives	(9,672)	428
Income from accretion of marketable securities to redemption value	(1,155)	(1,225)
Other	(35)	(1,532)
Net change in accounts receivable	(24,650)	(1,276)
Net change in other assets	1,941	2,087
Net change in tax liabilities	1,739	1,776
Net change in operating assets and liabilities	8,121	(363)
Net cash provided by operating activities	48,015	55,259

Cash flows from investing activities
Acquisition of real estate	(178,906)	(120,696)
Proceeds from sale of stock	7,573	—
Proceeds from sale of real estate investments	1,527	25,937
Capital improvements and funding of other investments	(5,416)	(2,749)
Proceeds from other investments	27,092	1,759
Investments in other investments	(29,238)	(6,167)
Collection of mortgage principal – net	10,588	60,869
Net cash used in investing activities	(166,780)	(41,047)

Cash flows from financing activities
Proceeds from credit facility borrowings	234,200	180,200
Payments on credit facility borrowings	(134,700)	(114,500)
Receipts from other long-term borrowings	39,000	—
Payments of other long-term borrowings	(390)	(370)
Prepayment of re-financing penalty	(755)	—
Receipts from dividend reinvestment plan	29,161	2,415
Receipts/(payments) from exercised options – net	225	(984)
Dividends paid	(49,356)	(41,914)
Redemption of preferred stock	—	(50,013)
Payment on common stock offering	(178)	(28)
Deferred financing costs paid	(2,390)	(333)
Net cash provided by (used in) financing activities	114,817	(25,527)

(Decrease) increase in cash and cash equivalents	(3,948)	(11,315)
Cash and cash equivalents at beginning of period	3,948	12,083
Cash and cash equivalents at end of period	$—	$768
Interest paid during the period	$21,442	$18,949

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2006

NOTE 1 — BASIS OF PRESENTATION

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

Restated Financial Data

We have restated certain historical results in the accompanying consolidated financial statements to correct errors in previously reported amounts related to income tax matters and certain debt and equity investments in Advocat Inc. (“Advocat”), as well as to record certain straight-line rental income.  See Note 2 — Restatement of Previously Issued Financial Statements.

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

Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K/A for the year ended December 31, 2005.

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

In accordance with FIN 46R, we determined that we were the primary beneficiary of one VIE.  This VIE is derived from a financing relationship entered into between Omega and one company that is engaged in the ownership and rental of six skilled nursing facilities (“SNFs”) and one assisted living facility (“ALF”).  The consolidation of the VIE as of September 30, 2006 resulted in an increase in our consolidated total assets (primarily real estate) and liabilities (primarily indebtedness) of approximately $37.8 million.  The creditors of the VIE do not have recourse to our assets.

FIN 48 Evaluation

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year.  We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including our unaudited financial statements for each quarterly period in 2004, 2005 and 2006 as necessary.  As a result, we have previously filed with the Securities and Exchange Commission (“SEC”) amendments to our Annual Report on Form 10-K for the period ending December 31, 2005 and our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2006 and June 30, 2006, respectively, reflecting the restated matters (the “Restatement”).  The Restatement reflects the following adjustments that affect the three- and nine-months ended September 30, 2005.

1.               We recorded asset values for securities received from Advocat (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments increased net income by $0.4 million and $0.8 million for the three and nine months ended September 30, 2005, respectively.  These adjustments increased total assets by $5.4 million as of December 31, 2005.  Changes in the fair value of the securities not currently recognized in net income were reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment decreased net income by $0.6 million and $1.8 million for the three and nine months ended September 30, 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the Consumer Price Index (“CPI”)) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income increased by $0.8 million and $2.1 million for the three and nine months ended September 30, 2005, respectively. In addition, net accounts receivable and retained earnings increased by $9.1 million as of December 31, 2005, to reflect the effects of this adjustment from inception of the affected leases.

Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on October 25, 2006.

Events Causing the Restatement — Advocat Restructuring

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

In 2000 at the time of the Initial Advocat Restructuring, we determined that no value should be ascribed to the Advocat preferred stock and subordinated note and, as a result, no value was recorded on our financial statements at that time or in any subsequent period.  Management now believes that the accounting treatment in previous periods was incorrect and, in addition to the related party tenant issues described below, the Restatement reflects the appropriate carrying value (in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS No. 115”)) of the Advocat preferred stock of $4.6 million and $4.3 million and an embedded derivative (in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”)) of $9.0 million and $1.1 million on our restated balance sheets as of June 30, 2006 and December 31, 2005, respectively.  In addition, in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“FAS No. 114”), the Advocat subordinated note of $1.7 million was fully reserved at September 30, 2006 and December 31, 2005, respectively.

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

Recording of Rental Income

During the course of preparing the Restatement due to the issues related to Advocat described above, we determined that we should correct our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times CPI) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  Historically, we have recorded rental income for leases with these provisions based on contractual scheduled rent payments, rather than on a straight-line basis.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases and Financial Accounting Standards Board Technical Bulletin No. 88-1 Issues Related to Accounting for Leases, we have determined that the recording of rental revenue associated with these leases should be on a straight-line basis.  As a result of this adjustment, our net income will increase by $1.1 million and $3.0 million for the three and nine months ended September 30, 2005, respectively.  In addition, accounts receivable and retained earnings will increase by $9.1 million as of December 31, 2005, to reflect the effects of this adjustment from inception of the affected leases.

The following table sets forth the effects of the adjustments related to the Restatement on our consolidated balance sheet as of December 31, 2005:

CONSOLIDATED BALANCE SHEETS
(Audited)
(in thousands)

	As of December 31, 2005,
	As Reported	Adjustments	Restated
ASSETS
Real estate properties
Land and buildings at cost	$996,127	$—	$996,127
Less accumulated depreciation	(157,255)	—	(157,255)
Real estate properties — net	838,872	—	838,872
Mortgage notes receivable — net	104,522	—	104,522
	943,394	—	943,394
Other investments — net	23,490	5,428	28,918
	966,884	5,428	972,312
Assets held for sale — net	1,243	—	1,243
Total investments	968,127	5,428	973,555

Cash and cash equivalents	3,948	—	3,948
Accounts receivable — net	5,885	9,133	15,018
Other assets	37,769	—	37,769
Total assets	$1,015,729	$14,561	$1,030,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$58,000	$—	$58,000
Unsecured borrowings — net	505,429	—	505,429
Other long-term borrowings	2,800	—	2,800
Accrued expenses and other liabilities	19,563	—	19,563
Income tax liabilities	—	3,299	3,299
Operating liabilities for owned properties	256	—	256
Total liabilities	586,048	3,299	589,347

Stockholders’ equity:
Preferred stock	118,488	—	118,488
Common stock and additional paid-in-capital	663,607	—	663,607
Cumulative net earnings	227,701	9,368	237,069
Cumulative dividends paid	(536,041)	—	(536,041)
Cumulative dividends — redemption	(43,067)	—	(43,067)
Unamortized restricted stock awards	(1,167)	—	(1,167)
Accumulated other comprehensive income	160	1,894	2,054
Total stockholders’ equity	429,681	11,262	440,943
Total liabilities and stockholders’ equity	$1,015,729	$14,561	$1,030,290

The effects of the adjustments related to the Restatement for the three and nine months ended September 30, 2005 are summarized below:

	Three Months Ended September 30, 2005
	As Reported(1)	Adjustments	Restated
Revenues
Rental income	$24,099	$759	$24,858
Mortgage interest income	1,221	—	1,221
Other investment income – net	457	410	867
Miscellaneous	141	—	141
Total operating revenues	25,918	1,169	27,087

Expenses
Depreciation and amortization	6,182	—	6,182
General and administrative	2,235	—	2,235
Provision for impairment on real estate properties	3,072	—	3,072
Provision for uncollectible mortgages, notes and accounts receivable	—	—	—
Leasehold expiration expense	—	—	—
Total operating expenses	11,489	—	11,489

Income before other income and expense	14,429	1,169	15,598
Other income (expense):
Interest and other investment income	25	—	25
Interest	(7,709)	—	(7,709)
Interest – amortization of deferred financing costs	(539)	—	(539)
Provision for impairment on equity securities	—	—
Change in fair value of derivatives	—	(16)	(16)
Total other expense	(8,223)	(16)	(8,239)

Income from continuing operations before income taxes	6,206	1,153	7,359
Provision for income taxes	—	(588)	(588)
Income from continuing operations	6,206	565	6,771
Loss from discontinued operations	(1,087)	—	(1,087)
Net income	5,119	565	5,684
Preferred stock dividends	(2,481)	—	(2,481)
Preferred stock conversion and redemption charges	—	—	—
Net income available to common	$2,638	$565	$3,203

Income per common share:
Basic:
Income from continuing operations	$0.07	$0.01	$0.08
Net income	$0.05	$0.01	$0.06
Diluted:
Income from continuing operations	$0.07	$0.01	$0.08
Net income	$0.05	$0.01	$0.06

Dividends declared and paid per common share	$0.22	$—	$0.22

Weighted-average shares outstanding, basic	51,187	—	51,187
Weighted-average shares outstanding, diluted	51,479	—	51,479

Components of other comprehensive income:
Net income	$5,119	$565	$5,684
Unrealized gain on common stock investment	730	—	730
Reclassification adjustment for gains on common stock investment	—	—	—
Unrealized (loss) on preferred stock investment	—	(332)	(332)
Total comprehensive income	$5,849	$233	$6,082

(1)            Includes current period reclassification for discontinued operations.

	Nine Months Ended September 30, 2005
	As Reported (1)	Adjustments	Restated
Revenues
Rental income	$68,251	$2,078	$70,329
Mortgage interest income	4,417	—	4,417
Other investment income – net	1,139	1,225	2,364
Miscellaneous	4,453	—	4,453
Total operating revenues	78,260	3,303	81,563

Expenses
Depreciation and amortization	17,872	—	17,872
General and administrative	6,470	—	6,470
Provision for impairment on real estate properties	3,072	—	3,072
Provision for uncollectible mortgages, notes and accounts receivable	83	—	83
Leasehold expiration expense	750	—	750
Total operating expenses	28,247	—	28,247

Income before other income and expense	50,013	3,303	53,316
Other income (expense):
Interest and other investment income	90	—	90
Interest	(21,431)	—	(21,431)
Interest – amortization of deferred financing costs	(1,570)	—	(1,570)
Provision for impairment on equity securities	(3,360)	—	(3,360)
Change in fair value of derivatives	—	(427)	(427)
Total other expense	(26,271)	(427)	(26,698)

Income from continuing operations before income taxes	23,742	2,876	26,618
Provision for income taxes	—	(1,776)	(1,776)
Income from continuing operations	23,742	1,100	24,842
Loss from discontinued operations	(7,061)	—	(7,061)
Net income	16,681	1,100	17,781
Preferred stock dividends	(8,904)	—	(8,904)
Preferred stock conversion and redemption charges	(2,013)	—	(2,013)
Net income available to common	$5,764	$1,100	$6,864

Income per common share:
Basic:
Income from continuing operations	$0.25	$0.02	$0.27
Net income	$0.11	$0.02	$0.13
Diluted:
Income from continuing operations	$0.25	$0.02	$0.27
Net income	$0.11	$0.02	$0.13

Dividends declared and paid per common share	$0.63	$—	$0.63

Weighted-average shares outstanding, basic	51,050	—	51,050
Weighted-average shares outstanding, diluted	51,386	—	51,386

Components of other comprehensive income:
Net income	$16,681	$1,100	$17,781
Unrealized gain (loss) on common stock investment	730	—	730
Reclassification adjustment for gains on common stock investment	—	—	—
Unrealized (loss) gain on preferred stock investment	—	(959)	(959)
Total comprehensive income	$17,411	$141	$17,552

(1)            Includes current period reclassification for discontinued operations.

NOTE 3 — PROPERTIES

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

The table below summarizes our number of properties and investment by category for the nine months ended September 30, 2006:

		Mortgage		Total
	Leased	Notes	Facilities	Healthcare
Facility Count	Property	Receivable	Held for Sale	Facilities
Balance at December 31, 2005	192	32	3	227
Properties sold/mortgages paid	—	(15)	(3)	(18)
Properties acquired	32	—	—	32
Properties transferred to assets held for sale	(2)	—	2	—
Properties transferred to purchase/leaseback	7	(7)	—	—
Balance at September 30, 2006	229	10	2	241

Investment ($000’s)
Balance at December 31, 2005	$996,127	$104,522	$1,243	$1,101,892
Properties transferred to assets held for sale	(1,354)	—	1,354	—
Properties sold/mortgages paid	—	(48,990)	(1,860)	(50,850)
Properties acquired	178,906	—	—	178,906
Properties transferred to purchase/leaseback	61,750	(22,750)	—	39,000
Impairment on properties	(121)	—	—	(121)
Capital expenditures and other	5,090	(597)	—	4,493
Balance at September 30, 2006	$1,240,398	$32,185	$737	$1,273,320

Leased Property

Our leased real estate properties, represented by 227 long-term care facilities and two rehabilitation hospitals at September 30, 2006, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the CPI); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Set forth below is a summary of the transactions that occurred in the nine months ended September 30, 2006.

Litchfield Transaction

On August 1, 2006, we completed a transaction with Litchfield Investment Company, LLC and its affiliates (“Litchfield”) to purchase 30 skilled nursing facilities and one independent living center for a total investment of approximately $171 million.  The facilities total 3,847 beds and are located in the states of Colorado (5), Florida (7), Idaho (1), Louisiana (13), and Texas (5). The facilities were subject to master leases with three national healthcare providers, which are existing tenants of the Company.  The tenants are Home Quality Management, Inc. (“HQM”), Nexion Health, Inc. (“Nexion”), and Peak Medical Corporation, which was acquired by Sun Healthcare Group, Inc. (“Sun”) in December of 2005.  We used a combination of cash on hand and $150 million of credit facility borrowings to finance the Litchfield transaction.

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

Guardian LTC Management, Inc.

On September 1, 2006, we completed a $25.0 million investment with subsidiaries of Guardian LTC Management, Inc. (“Guardian”), an existing operator of ours.  The transaction involved the purchase and leaseback of a skilled nursing facility (“SNF”) in Pennsylvania and a termination of a purchase option on a combination SNF and rehabilitation hospital in West Virginia owned by us.  The facilities were included in an existing master lease with Guardian with an increase in contractual annual rent of approximately $2.6 million in the first year and the master lease now includes 17 facilities.  In addition, the master lease term was extended from October 2014 through August 2016.

In accordance with FASB Statement No. 13, Accounting Leases (“FAS No. 13”) and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases (“FASB TB No. 88-1”), $19.2 million of the $25.0 million transaction amount will be accounted for as a lease inducement and is classified within accounts receivable — net on our consolidated balance sheet.  The lease inducement will be amortized as a reduction to rental income on a straight-line basis over the term of the new master lease.  The remaining payment to Guardian of $5.8 million will be allocated to the purchase of the Pennsylvania SNF.

Advocat, Inc.

On October 20, 2006, as part of the Second Advocat Restructuring, we amended our master lease with Advocat to commence a new 12-year lease term through September 30, 2018 (with a renewal option for an additional 12 year term) and Advocat agreed to increase the master lease annual rent by approximately $687,000 to approximately $14 million commencing on January 1, 2007.  See Note 2 — Restatement of Previously Issued Financial Statements.

The Second Advocat Restructuring will be accounted for as a new lease in accordance with FAS No. 13 and FASB TB No. 88-1.  The fair value of the assets exchanged in the restructuring (i.e., the Series B non-voting redeemable convertible preferred stock and the secured convertible subordinated note, with a fair value of $14.9 million and $2.5 million, respectively, at October 20, 2006) in excess of the fair value of the assets received (the Series C non-voting redeemable non-convertible preferred stock and the secured non-convertible subordinated note, with a fair value of $4.1 million and $2.5 million, respectively, at October 20, 2006) will be recorded as a lease inducement of approximately $10.8 million in the fourth quarter of 2006.  The $10.8 million lease inducement asset will be amortized as a reduction to rental income on a straight-line basis over the term of the new master lease.  The exchange of securities will also result in a gain in the fourth quarter of 2006 of approximately $3.0 million representing: (i) the fair value of the secured convertible subordinated note of $2.5 million, previously reserved; (ii) the realization of the gain on investments previously classified in other comprehensive income of approximately $1.1 million relating to the Series B non-voting redeemable convertible preferred stock; and (iii) a loss of approximately

$0.6 million resulting from the change in the fair value of the embedded derivative from September 30, 2006 to October 20, 2006.  See also Note 8 — Investments in Debt and Equity Securities.

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

•                  In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements.  The consolidation resulted in the following changes to our consolidated balance sheet as of September 30, 2006: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $1.2 million; (3) an increase in other long-term borrowings of $39.0 million; and (4) a reduction of $1.2 million in cumulative net earnings for the nine months ended September 30, 2006 due to the increased depreciation expense.  General Electric Capital Corporation and Haven’s other creditors do not have recourse to our assets.  We have an option to purchase the mortgaged facilities for a fixed price in 2012.  Our results of operations reflect the effects of the consolidation of this entity, which is being accounted for similarly to our other purchase-leaseback transactions.

Acquisitions

The table below summarizes the acquisitions completed during the nine months ended September 30, 2006.  The purchase price includes estimated transaction costs.

100% Interest Acquired	Acquisition Date	Purchase Price ($000’s)
One facility in PA	September 1, 2006	$5,800
Thirty-one facilities in 5 states	August 1, 2006	173,100

The acquired properties are included in our results of operations from the respective date of acquisition.  The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented.  According to management, all significant adjustments necessary to reflect the effects of the acquisitions have been made.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
	(in thousands, except per share amounts)
Revenues	$36,854	$31,776	$110,797	$95,629
Net income	$14,784	$6,184	$43,450	$19,282

Earnings (loss) per share — Basic	$0.21	$0.07	$0.62	$0.16
Earnings (loss) per share — Diluted	$0.21	$0.07	$0.62	$0.16

Assets Sold or Held for Sale

Assets Sold

•                  On June 30, 2006, we sold two SNFs in California resulting in an accounting loss of approximately $0.1 million.

•                  On March 31, 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

Held for Sale

•                  At September 30, 2006, we had two assets held for sale with a net book value of approximately $0.7 million.

•                  During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that was under contract to be sold that was subsequently sold during the second quarter of 2006.

Mortgage Notes Receivable

Mortgage notes receivable relate to ten long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five states, operated by seven independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of September 30, 2006, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.

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

Haven Eldercare, LLC.

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay on a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan (see Note — 3 Properties; Leased Property, above).

NOTE 4 — CONCENTRATION OF RISK

As of September 30, 2006, our portfolio of domestic investments consisted of 241 healthcare facilities, located in 27 states and operated by 33 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion at September 30, 2006, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 227 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 10 long-term healthcare facilities and two facilities held for sale.  At September 30, 2006, we also held miscellaneous investments of approximately $37 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2006, approximately 25% of our real estate investments were operated by two public companies:  Sun (17%) and Advocat (8%).  Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (15%), Haven (9%), HQM (8%), Guardian (7%), Nexion (6%) and Essex Healthcare Corporation (6%).  No other operator represents more than 4% of our investments.  The three states in which we had our highest concentration of investments were Ohio (22%), Florida (14%) and Pennsylvania (9%) at September 30, 2006.

For the three-month period ended September 30, 2006, our revenues from operations totaled $35.2 million, of which approximately $6.6 million were from Sun (19%), $5.1 million from CommuniCare (14%) and $3.7 million from Advocat (10%).  For the nine-month period ended September 30, 2006, our revenues from operations totaled $99.8 million, of which approximately $18.2 million were from Sun (18%), $15.2 million from CommuniCare (15%) and $10.8 million from Advocat (11%).  No other operator generated more than 10% of our revenues from operations for the three- and nine-month periods ended September 30, 2006.

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

NOTE 5 — DIVIDENDS

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our $200 million revolving senior secured credit facility (“Credit Facility”) has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative funds from operations (“FFO”) as defined in the loan agreement governing the Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status.  The Loan Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.

Common Dividends

On October 24, 2006, the Board of Directors announced a common stock dividend of $0.25 per share, an increase of $0.01 per common share compared to the prior quarter, which was paid November 15, 2006 to common stockholders of record on November 3, 2006.

On July 17, 2006, the Board of Directors declared a common stock dividend of $0.24 per share.  The common dividend was paid August 15, 2006 to common stockholders of record on July 31, 2006.

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

Series D Preferred Dividends

On October 24, 2006, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Preferred Stock to stockholders of record on November 3, 2006.  The stockholders of record of the Series D Preferred Stock on November 3, 2006 were paid dividends in the amount of $0.52344 per preferred share on November 15, 2006.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2006 through October 31, 2006.

On July 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid August 15, 2006 to preferred stockholders of record on April 28, 2006.

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

NOTE 6 — TAXES

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.  These TRSs had net operating loss carry-forwards as of September 30, 2006 of $11.6 million.  These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential interest charges and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we intend to establish that any failure to satisfy the gross income tests was due to reasonable cause (see Note 2 — Restatement of Previously Issued Financial Statements).  In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.  If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

As a result of the potential related party tenant issue described above and further discussed in Note 2 — Restatement of Previously Issued Financial Statements, we have recorded a $0.6 million and $1.7 million provision for income taxes, including related interest expense, for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2005, respectively.  The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

NOTE 7 — STOCK-BASED COMPENSATION

Stock Options

Prior to January 1, 2006, we accounted for stock based compensation using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees.  Effective January 1, 2006, we adopted FAS No. 123R using the modified prospective method.  Accordingly, we have not restated prior period amounts.  The additional expense to be recorded in 2006 as a result of this adoption is approximately $3 thousand.  Under the provisions of FAS No. 123R, the “Unamortized restricted stock awards” line on our consolidated balance sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented.  Accordingly, for the nine-month period ended September 30, 2006, the amount that had been on the “Unamortized restricted stock awards”

line was reversed through the “Common stock and additional paid-in-capital” line on our consolidated balance sheet.

Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock.  The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share.  The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient.  Directors, officers, employees and consultants are eligible to participate in the 2000 Plan.  At September 30, 2006, there were outstanding options for 52,581 shares of common stock granted to eight eligible participants under the 2000 Plan.  Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of September 30, 2006, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At September 30, 2006, under the 2000 Plan, there were outstanding options for 50,912 shares of common stock granted to eight participants currently exercisable with a weighted-average exercise price of $13.58, with exercise prices ranging from $2.96 to $37.20.  There were 559,960 shares available for future grants as of September 30, 2006.  A breakdown of the options outstanding under the 2000 Plan as of September 30, 2006, by price range, is presented below:

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.96 - $3.81	11,918	$3.41	5.26	11,918	$3.41
$6.02 - $9.33	22,330	$6.67	5.81	20,661	$6.46
$20.25 -$37.20	18,333	$28.23	1.79	18,333	$28.23

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004.  Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock.  The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant.  The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share.  Directors, officers, employees and consultants are eligible to participate in the 2004 Plan.  As of September 30, 2006, a total of 350,480 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of September 30, 2006, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

At September 30, 2006, the only options outstanding to purchase shares of our common stock were options issued under our 2000 Plan for 52,581 shares of common stock. For the quarter ended September 30, 2006, no options were granted under any of our stock incentive plans.  The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price	Weighted- Average Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2005	227,440	$2.760 - $37.205	$5.457	4.6
Granted during 1st quarter 2006
Exercised	(174,191)	2.760 - 9.330	2.979	—
Cancelled	(668)	22.452 - 22.452	22.452	—
Outstanding at March 31, 2006	52,581	$2.960 - $37.205	$13.448	4.4
Granted during 2nd quarter 2006
Exercised	—	— - —	—	—
Cancelled	—	— - —	—	—
Outstanding at June 30, 2006	52,581	$2.960 - $37.205	$13.448	4.2
Granted during 3rd quarter 2006
Exercised	—	— - —	—	—
Cancelled	—	— - —	—	—
Outstanding at September 30, 2006	52,581	$2.960 - $37.205	$13.448	4.0

Vested at September 30, 2006	50,912	$2.960 - $37.205	$13.583	3.8

Non-Vested Options	Number of Shares	Exercise Price	Weighted- Average Price	Weighted-Average Remaining Contractual Term
Non-vested at December 31, 2005	74,985	$2.760 - $9.330	$3.200	7.0
Vested during 1st quarter 2006	(73,316)	2.760 - 9.330	3.059	—
Non-vested at March 31, 2006	1,669	$9.330 - $9.330	$9.330	7.8
Vested during 2nd quarter 2006	—	— - —	—	—
Non-vested at June 30, 2006	1,669	$9.330 - $9.330	$9.330	7.5
Vested during 3rd quarter 2006	—	— - —	—	—
Non-vested at September 30, 2006	1,669	$9.330 - $9.330	$9.330	7.3

Cash received from exercise under all stock-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $0.9 million and $0.2 million, respectively.  Cash used to settle equity instruments granted under stock-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $0.7 million and $1.2 million, respectively.

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

The 2006 amounts are included in the table below to provide detail for comparative purposes to the 2005 amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
	(in thousands, except per share amounts)
Net income to common stockholders	$12,143	$3,203	$34,846	$6,864
Add: Stock-based compensation expense included in net income to common stockholders	3,639	285	4,224	856
	15,782	3,488	39,070	7,720
Less: Stock-based compensation expense determined under the fair value based method for all awards	3,639	323	4,224	1,013
Pro forma net income to common stockholders	$12,143	$3,165	$34,846	$6,707

Earnings per share:
Basic, as reported	$0.21	$0.06	$0.60	$0.13
Basic, pro forma	$0.21	$0.06	$0.60	$0.13
Diluted, as reported	$0.20	$0.06	$0.60	$0.13
Diluted, pro forma	$0.20	$0.06	$0.60	$0.13

Restricted Stock

On September 10, 2004, we entered into restricted stock agreements with four executive officers under the 2004 Plan.  A total of 317,500 shares of restricted stock were granted, which equated to approximately $3.3 million of deferred compensation.  The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the applicable restricted stock agreements).  As a result of the grant, we recorded $0.3 million and $0.8 million of non-cash compensation expense for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

For the nine-month period ended September 30, 2006, we issued 2,179 shares of restricted common stock to each non-employee director and an additional 2,000 shares of restricted common stock to the Chairman of the Board under the 2004 Plan for a total of 12,895 shares.  These shares represent a payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

As of September 30, 2006, there was $377 thousand of total unrecognized compensation cost related to these restricted stock awards.

Performance Restricted Stock Units

On September 10, 2004, we entered into performance restricted stock unit agreements with our four executive officers under the 2004 Plan.  A total of 317,500 restricted stock units were issued under the 2004 Plan and will fully vest into shares of common stock when our company attains $0.30 per share of adjusted funds from operations (as defined in the applicable restricted stock unit agreements), (“AFFO”) for two (2) consecutive quarters, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the applicable restricted stock unit agreements).  The performance restricted stock units expire on December 31, 2007 if the performance criteria has not been met.  Under our current method of accounting for stock-based compensation, the expense related to the restricted stock units will be recognized when it becomes probable that the vesting requirements will be met.

As of September 30, 2006, we have achieved the vesting target as defined in the 2004 Plan, and therefore, in accordance with FAS No. 123R (i.e., compensation expense for a performance-based stock award shall be recognized when the satisfaction of the performance conditions that cause the award to vest are probable to occur), we have recorded approximately $3.3 million for the three and nine months ending September 30, 2006 as compensation expense associated with the performance restricted stock units.

In accordance with FASB Statement No. 128, Earnings per Share, (“FAS No. 128”), the restricted stock unit shares are included in the computation of basic EPS on a weighted-average basis.  In addition, in accordance with FAS No. 128, all of the 317,500 restricted stock units are included in diluted EPS as of September 30, 2006, as we have achieved all necessary conditions for the vesting of the restricted units for the quarter ended September 30, 2006.  See Note 12 — Earnings per Share.

NOTE 8 — INVESTMENTS IN DEBT AND EQUITY SECURITIES

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

At September 30, 2006, we had the following marketable security:

Advocat Subordinated Debt and Convertible Preferred Stock Investments

•                  Under our 2000 restructuring agreement with Advocat, we received the following:  (i) 393,658 shares of Advocat’s Series B non-voting, redeemable (on or after September 30, 2007), convertible preferred stock, which was convertible into up to 706,576 shares of Advocat’s common stock (representing  9.9% of the outstanding shares of Advocat’s common stock on a fully diluted, as-converted basis and accruing dividends at 7% per annum); and (ii) a secured convertible subordinated note in the amount of $1.7 million bearing interest at 7% per annum with a September 30, 2007 maturity (see Note 2 — Restatement of Previously Issued Financial Statements).

•                  In accordance with FAS No. 115, the Advocat Series B security is a compound financial instrument.  The embedded derivative value of the conversion feature is recorded separately at fair market value in accordance with FAS No. 133.  The non-derivative portion of the security is classified as an available-for-sale investment and is stated at its fair value with unrealized gains or losses recorded in accumulated other comprehensive income.  For the three- and nine-month periods ended September 30, 2006, we recorded an adjustment of $0.2 million and $0.8 million to other comprehensive income, respectively, and for the three- and nine-month periods ended September 30, 2005, we recorded an adjustment of $0.3 million and $1.0 million to other comprehensive income, respectively, to adjust the non-derivative portion of the Advocat security to its then current fair market value.

•                  In accordance with FASB No. 114 and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, the Advocat secured convertible subordinated note is fully reserved and accounted for using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income.

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

•                  During the three months ended September 30, 2006, we sold our remaining 760,000 share of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

NOTE 9 — FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At September 30, 2006, we had $157.5 million outstanding under our $200 million revolving senior secured credit facility (the “New Credit Facility”) and $2.5 million was utilized for the issuance of letters of credit, leaving availability of $40.0 million.  The $157.5 million of outstanding borrowings had a blended interest rate of 6.57% at September 30, 2006.  The New Credit Facility, entered into on March 31, 2006, is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes.

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

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of September 30, 2006, we were in compliance with all property level and corporate financial covenants.

On October 23, 2006, we entered into a Second Amendment, Waiver and Consent to Credit Agreement (the “Second Amendment”) pursuant to which the lenders under the New Credit Facility waived any potential misrepresentations and events of default that could have been caused by the

Restatement.

$100 Million Aggregate Principal Amount of 6.95% Unsecured Notes Tender and Redemption

On December 16, 2005, we initiated a tender offer and consent solicitation for all of our outstanding $100 million aggregate principal amount 6.95% notes due 2007 (the “2007 Notes”).  On December 30, 2005, we accepted for purchase 79.3% of the aggregate principal amount of the 2007 Notes outstanding that were tendered.  On December 30, 2005, our Board of Directors also authorized the redemption of all outstanding 2007 Notes that were not otherwise tendered.  On December 30, 2005, upon our irrevocable funding of the full redemption price for the 2007 Notes and certain other acts required by the Indenture governing the 2007 Notes, the Trustee of the 2007 Notes certified in writing to us (the “Certificate of Satisfaction and Discharge”) that the Indenture was satisfied and discharged as of December 30, 2005, except for certain administrative provisions.  In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (“FAS No. 140”) we removed 79.3% of the aggregate principal amount of the 2007 Notes, which were tendered in our tender offer and consent solicitation, and the corresponding portion of the funds held in trust by the Trustee to pay the tender price from our balance sheet and recognized $2.8 million of additional interest expense associated with the tender offer.  On January 18, 2006, we completed the redemption of the remaining 2007 Notes not otherwise tendered. Accordingly, we reduced other assets, representing the funds deposited with the Trustee, and unsecured borrowings by $21 million. In connection with the redemption and in accordance with FAS No. 140, we recognized $0.8 million of additional interest expense in the first quarter of 2006.  As of January 18, 2006, none of the 2007 Notes remained outstanding.

Other Long-Term Borrowings

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan.  In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million.  The loan has an interest rate of approximately seven percent and is due in 2012.  The lender of the $39.0 million does not have recourse to our assets (see Note — 3 Properties; Leased Property).

NOTE 10 — LITIGATION

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

NOTE 11 — DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2006 or currently classified as held-for-sale as income from discontinued operations for all periods presented.  We incurred a net loss from discontinued operations of approximately $33 thousand and $0.6 million for the three- and nine-month periods ended September 30, 2006, respectively, in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of facilities sold or held-for-sale during the three and nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues
Rental income	$—	$678	$—	$3,685
Other income	—	—	—	24
Subtotal revenues	—	678	—	3,709
Expenses
Depreciation and amortization	2	93	18	1,196
General and administrative	31	—	34	—
Provision for impairment	—	2,382	121	6,082
Subtotal expenses	33	2,475	173	7,278

Income (loss) before loss on sale of assets	(33)	(1,797)	(173)	(3,569)
Gain (loss) on assets sold — net	—	710	(381)	(3,492)
(Loss) from discontinued operations	$(33)	$(1,087)	$(554)	$(7,061)

NOTE 12 — EARNINGS PER SHARE

We calculate basic and diluted earnings per common share (“EPS”) in accordance with FAS No. 128.  The computation of basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period.  Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period.  Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and restrictive stock units.

For the three- and nine-month periods ended September 30, 2006 and 2005, the dilutive effect from stock options was immaterial.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

At September 30, 2006, our portfolio of domestic investments consisted of 241 healthcare facilities, located in 27 states and operated by 33 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion at September 30, 2006, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 227 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 10 long-term healthcare facilities and two long-term healthcare facilities that are currently held for sale.  At September 30, 2006, we also held other investments of approximately $37 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Additionally, CMS announced updates in the final rule to reimbursement rates for SNFs in federal fiscal year 2006 based on an increase in the “full market-basket” of 3.1%.  In the August 4, 2005 notice, CMS estimated that the increases in Medicare reimbursements to SNFs arising from the refinements to the prospective payment system and the market basket update under the final rule would offset the reductions stemming from the elimination of the temporary increases during federal fiscal year 2006.  CMS estimated that there would be an overall increase in Medicare payments to SNFs totaling $20 million in fiscal year 2006 compared to 2005.

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

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004.  This temporary payment increase arose from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Medicare Modernization Act”).  Although CMS also noted that the AIDS add-on was not intended to be permanent, the July 2006 notice updating payment rates for SNFs for fiscal year 2007 indicated that the increase will continue to remain in effect for fiscal year 2007.

A significant change enacted under the Medicare Modernization Act is the creation of a new prescription drug benefit, Medicare Part D, which went into effect January 1, 2006.  The significant expansion of benefits for Medicare beneficiaries arising under the expanded prescription drug benefit could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts for our operators.  As part of this new program, the prescription drug benefits for patients who are dually eligible for both Medicare and Medicaid are being transitioned from Medicaid to Medicare, and many of these patients reside in long-term care facilities.  The Medicare program experienced significant operational difficulties in transitioning prescription drug coverage for this population when the benefit went into effect on January 1, 2006, although it is unclear whether or how issues involving Medicare Part D might have any direct financial impacts on our operators.

On February 8, 2006, the President signed into law a $39.7 billion budget reconciliation package called the Deficit Reduction Act of 2005 (“Deficit Reduction Act”) to lower the federal budget deficit.  The Deficit Reduction Act included estimated net savings of $8.3 billion from the Medicare program over 5 years.

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

The inflation-adjusted therapy caps are set at $1,740 for calendar year 2006.  These caps do not apply to therapy services covered under Medicare Part A in a SNF, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  The Deficit Reduction Act permitted exceptions in 2006 for therapy services to exceed the caps when the therapy services are deemed medically necessary by the Medicare program, but there will be no such exceptions permitted beginning in calendar year 2007.  The implementation of the therapy caps could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

In recent years, many states have announced actual or potential budget shortfalls, and many budget forecasts in 2007 could be similar.  As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid reimbursement rates, including rates paid to SNF and long-term care providers, or reductions in Medicaid enrollee benefits, including long-term care benefits.  We cannot predict the extent to which Medicaid rate freezes, cuts or benefit reductions ultimately will be adopted, the number of states that will adopt them or the impact of such adoption on our operators.  However, extensive Medicaid rate cuts, freezes or benefit reductions could have a material adverse effect on our operators’ liquidity, financial condition and operations, which could adversely affect their ability to make lease or mortgage payments to us.

The Deficit Reduction Act included $4.7 billion in estimated savings from Medicaid and the State Children’s Health Insurance Program over five years.  The Deficit Reduction Act gave states the option to increase Medicaid cost-sharing and reduce Medicaid benefits, accounting for an estimated $3.2 billion in federal savings over five years.  The remainder of the Medicaid savings under the Deficit Reduction Act comes primarily from changes to prescription drug reimbursement ($3.9 billion in savings over five years) and tightened policies governing asset transfers ($2.4 billion in savings over five years).

Asset transfer policies, which determine Medicaid eligibility based on whether a Medicaid applicant has transferred assets for less than fair value, became more restrictive under the Deficit Reduction Act, which extended the look-back period to five years, moved the start of the penalty period and made individuals with more than $500,000 in home equity ineligible for nursing home benefits (previously, the home was excluded as a countable asset for purposes of Medicaid eligibility).  These changes could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

Fraud and Abuse Laws and Regulations

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, and failing to refund overpayments or improper payments.  The federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers.  Penalties for healthcare fraud have been increased and expanded over recent years, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.  The Office of the Inspector General for the U.S. Department of Health and Human Services (OIG-HHS) has described a number of ongoing and new initiatives for 2007 to study instances of potential overbilling and/or fraud in SNFs and nursing homes under both Medicare and Medicaid.  The OIG-HHS, in cooperation with other federal and state agencies, also continues to focus on the activities of SNFs in certain states in which we have properties.

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

CMS also launched the Nursing Home Quality Initiative program in 2002, which requires nursing homes participating in Medicare to provide consumers with comparative information about the quality of care at the facility.  In the fall of 2007, CMS plans to initiate a new quality campaign, Advancing Excellence for America’s Nursing Home Residents, to be conducted over the next two years with the ultimate goal being improvement in quality of life and efficiency of care delivery.  In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues.  In addition, the reporting of such information could lead in the future to reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

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

Revenue Recognition

With the exception of certain master leases, rental income and mortgage interest income are recognized as earned over the terms of the related master leases and mortgage notes, respectively.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with specific determinable increases is recognized over the term of the lease on a straight-line basis.  SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We have historically not included, and generally expect in the future not to include, contingent rents as income until received.  We follow a policy related to rental income whereby we typically consider a lease to be non-performing after 90 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

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

Recognizing rental income on a straight-line basis results in recognized revenue exceeding contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $18.4 million and $13.8 million, net of allowances, at September 30, 2006 and December 31, 2005, respectively.  See Note 2 — Restatement of Previously Issued Financial Statements.  In the case of a lease recognized on a straight-line basis, we will generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of collectibility are present (e.g., among other things, lessee payment delinquencies, bankruptcy indicators, etc.).  At September 30, 2006 and December 31, 2005, the allowance for straight-line accounts receivable was $6.5 million and $6.7 million, respectively.

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

During the nine months ended September 30, 2006, we recognized an impairment loss associated with one facility of approximately $0.1 million.

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

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, we currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 8 — Investments in Debt and Equity Securities).

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

Our Board of Directors, including our Audit Committee, concluded on October 24, 2006, to restate our audited financial results as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003 and for other periods affected, including our unaudited financial statements for each quarterly period in 2004, 2005 and 2006 as necessary.  As a result, we have previously filed with the Securities and Exchange Commission (“SEC”) amendments to our Annual Report on Form 10-K for the period ending December 31, 2005 and our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2006 and June 30, 2006, respectively, reflecting the restated matters (the “Restatement”).  The Restatement reflects the following adjustments that affect the three- and nine-month periods ended September 30, 2005:

1.               We recorded asset values for securities received from Advocat (and the increases therein) since the completion of the restructuring of Advocat obligations pursuant to leases and mortgages for the facilities then operated by Advocat in 2000.  These adjustments increased net income by $0.4 million and $0.8 million for the three and nine months ended September 30, 2005, respectively.  These adjustments also increased total assets by $5.4 million as of December 31, 2005.  Changes in the fair value of the securities not currently recognized in net income were reflected in other comprehensive income.

2.               As a result of our holdings of Advocat securities, we recorded reserves related to a potential tax liability arising from our ownership of such securities.  This tax liability along with related interest expense had not been previously accrued for and this adjustment decreased net income by $0.6 million and $1.8 million for the three and nine months ended September 30, 2005, respectively.  The amount accrued represents the estimated liability, which remains subject to final resolution and therefore is subject to change.

3.               Subsequent to October 25, 2006, we made a correction to our accounting for certain leases because these leases contain provisions (such as increases in rent based on the lesser of a fixed amount or two times the CPI) that require us to record rental income on a straight-line basis subject to an appropriate evaluation of collectibility.  We had not previously recorded rental income on these leases on a straight-line basis.  As a result of this adjustment, our net income increased by $0.8 million and $2.1 million for the three and nine months ended September 30, 2005, respectively. In addition, net accounts receivable and retained earnings increased by $9.1 million as of December 31, 2005, to reflect the effects of this adjustment from inception of the affected leases.

Three Months Ended September 30, 2006 and 2005

Operating Revenues

Our operating revenues for the three months ended September 30, 2006 totaled $35.2 million, an increase of $8.1 million, over the same period in 2005.  The $8.1 million increase was primarily a result of new investments made throughout 2005 and 2006.  The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues for the three months ended September 30, 2006 are as follows:

•                  Rental income was $33.2 million, an increase of $8.3 million over the same period in 2005.  The increase was primarily due to new leases entered into throughout 2005 and during the third quarter of 2006, as well as from the consolidation of a VIE.

•                  Mortgage interest income totaled $1.1 million, a decrease of $0.2 million over the same period in 2005.  The decrease was primarily the result of normal amortization and a $10 million loan payoff that occurred in the second quarter of 2006.

•                  Other investment income totaled $1.0 million, an increase of $0.1 million over the same period in 2005.  The primary reason for the increase was due to dividends and accretion income associated with the Advocat securities.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 totaled $14.2 million, an increase of approximately $2.7 million over the same period in 2005.  The increase was primarily due to $2.2 million of increased depreciation expense and $3.6 million of restricted stock expense, partially offset by a 2005 provision for impairment on real estate properties.

Detailed changes in our operating expenses for the three months ended September 30, 2006 versus the same period in 2005 are as follows:

•                  Our depreciation and amortization expense was $8.4 million, compared to $6.2 million for the same period in 2005.  The increase is due to new investments placed throughout 2005 and during the third quarter of 2006, as well as the consolidation of a VIE in 2006.

•                  Our general and administrative expense, when excluding restricted stock amortization expense and compensation expense related to the performance restricted stock units, was $2.0 million, compared to $2.0 million for the same period in 2005.

•                  For the three months ended September 30, 2006, in accordance with FAS No. 123R, we recorded approximately $3.3 million (included in general and administrative expense) of compensation expense associated with the performance restricted stock units (see Note 7 — Stock Based Compensation).

•                  In 2005, we recorded a $3.1 million provision for impairment charge to reduce the carrying value of two facilities to their estimated fair value.

Other Income (Expense)

For the three months ended September 30, 2006, our total other net expenses were $7.0 million as compared to $8.2 million for the same period in 2005.  The significant changes are as follows:

•                  Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the three months ended September 30, 2006 was $11.2 million, compared to $7.7 million for the same period 2005.  The increase of $3.5 million was primarily due to higher debt on our balance sheet versus the same period in 2005 and from consolidation of a VIE in 2006.

•                  For the three months ended September 30, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

•                  For the three months ended September 30, 2006, in accordance with FASB No. 133, we recorded a $1.8 million mark-to-market adjustment to reflect the fair value of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 2 — Restatement of Previously Issued Financial Statements and Note 8 — Investments in Debt and Equity Securities).

Nine Months Ended September 30, 2006 and 2005

Operating Revenues

Our operating revenues for the nine months ended September 30, 2006 totaled $99.8 million, an increase of $18.2 million, over the same period in 2005.  The $18.2 million increase was primarily a result of new investments made throughout 2005 and 2006.  The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the nine months ended September 30, 2006 are as follows:

•                  Rental income was $93.1 million, an increase of $22.7 million over the same period in 2005.  The increase was due to new leases entered into throughout 2005 and during the third quarter of 2006, as well as from the consolidation of a VIE.

•                  Mortgage interest income totaled $3.4 million, a decrease of $1.0 million over the same period in 2005.  The decrease was primarily the result of normal amortization, a $60 million loan payoff that occurred in the first quarter of 2005 and a $10 million loan payoff that occurred in the second quarter of 2006.

•                  Other investment income totaled $2.9 million, an increase of $0.5 million over the same period in 2005.  The primary reason for the increase was due to dividends and accretion income associated with the Advocat securities.

•                  Miscellaneous revenue was $0.5 million, a decrease of $4.0 million over the same period in 2005.  The decrease was due to contractual revenue owed to us and received in the second quarter of 2005 resulting from a mortgage note prepayment that occurred in the first quarter of 2005.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 totaled $33.9 million, an increase of approximately $5.7 million over the same period in 2005.  The increase was primarily due to $5.5 million of increased depreciation expense and $4.2 million of restricted stock expense, partially offset by a 2005 provision for impairment on real estate properties and by a 2005 leasehold termination expense.

Detailed changes in our operating expenses for the nine months ended September 30, 2006 versus the same period in 2005 are as follows:

•                  Our depreciation and amortization expense was $23.4 million, compared to $17.9 million for the same period in 2005.  The increase is due to new investments placed throughout 2005 and during the third quarter of 2006, as well as from the consolidation of a VIE.

•                  Our general and administrative expense, when excluding restricted stock amortization expense and compensation expense related to the performance restricted stock units, was $6.1 million, compared to $5.6 million for the same period in 2005.  The increase was primarily due to normal inflationary increases in goods and services.

•                  For the nine months ended September 30, 2006, in accordance with FAS No. 123R, we recorded approximately $3.3 million (included in general and administrative expense) of compensation expense associated with the performance restricted stock units (see Note 7 — Stock Based Compensation).

•                  In 2006, we recorded a $0.2 million provision for uncollectible notes receivable.

•                  In 2005, we recorded a $3.1 million provision for impairment charge to reduce the carrying value of two facilities to their estimated fair value.

•                  In 2005, we recorded a $0.8 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.

Other Income (Expense)

For the nine months ended September 30, 2006, our total other net expenses were $22.5 million as compared to $26.7 million for the same period in 2005.  The significant changes are as follows:

•                  Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the nine months ended September 30, 2006 was $30.2 million, compared to $21.4 million for the same period 2005.  The increase of $8.8 million was primarily due to higher debt on our balance sheet versus the same period in 2005 and from consolidation of a VIE in 2006.

•                  For the nine months ended September 30, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

•                  For the nine months ended September 30, 2006, in accordance with FAS No. 133, we recorded a $9.7 million mark-to-market adjustment to reflect the fair value of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 2 — Restatement of Previously Issued Financial Statements and Note 8 — Investments in Debt and Equity Securities).

•                  For the nine months ended September 30, 2006, we recorded a $0.8 million non-cash charge associated with the redemption of the remaining 20.7% of our $100 million aggregate principal amount of  6.95% unsecured notes due 2007 not otherwise tendered in 2005.

•                  For the nine months ended September 30, 2006, we recorded a one time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our prior credit facility.

•                  During the nine months ended September 30, 2005, we recorded a $3.4 million provision for impairment of an equity security.  In accordance with FASB No. 115, the $3.4 million provision for impairment was to write-down our 760,000 share investment in Sun’s common stock to its then current fair market value.

Taxes

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below.  We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates.  See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Taxation.

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock held by us could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.  We currently plan to submit to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential interest charges and obtain assurances regarding our continuing REIT status.  By submitting a request for a closing agreement, we intend to establish that any failure to satisfy the gross income tests was due to reasonable cause (see Note 2 — Restatement of Previously Issued Financial Statements).  In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.  If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

As a result of the potential related party tenant issue described above and further discussed in Note 2 — Restatement of Previously Issued Financial Statements, we have recorded a $0.6 million and $1.7 million provision for income taxes, including related interest expense, for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2005, respectively.  The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change.  In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We will continue to accrue an income tax liability related to this matter during 2006.

Loss from Discontinued Operations

Discontinued operations relate to properties we disposed of in 2006 or are currently held-for-sale and are accounted for as discontinued operations under SFAS No. 144.  For the nine months ended September 30, 2006, we sold two SNFs in California and one in Illinois resulting in an accounting loss of approximately $0.4 million.

At September 30, 2006, we had two assets held for sale with a net book value of approximately $0.7 million.

During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that was under contract to be sold that was subsequently sold during the second quarter of 2006.

In accordance with SFAS No. 144, the $0.4 million realized net loss is reflected in our consolidated statements of operations as discontinued operations.  See Note 11 — Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2006, was $19.3 million, compared to $8.8 million, for the same period in 2005.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC’s interpretation) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net income available to common	$12,143	$3,203	$34,846	$6,864
Add back loss (deduct gain) from real estate dispositions	(1,188)	(710)	(807)	3,492
Sub-total	10,955	2,493	34,039	10,356
Elimination of non-cash items included in net income:
Depreciation and amortization	8,362	6,275	23,432	19,068
Funds from operations available to common stockholders	$19,317	$8,768	$57,471	$29,424

Portfolio Developments, New Investments and Recent Developments

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the nine months ended September 30, 2006.

Litchfield Transaction

On August 1, 2006, we completed a transaction with Litchfield Investment Company, LLC and its affiliates (“Litchfield”) to purchase 30 skilled nursing facilities and one independent living center for a total investment of approximately $171 million.  The facilities total 3,847 beds and are located in the states of Colorado (5), Florida (7), Idaho (1), Louisiana (13), and Texas (5). The facilities were subject to master leases with three national healthcare providers, which are existing tenants of the Company.  The tenants are Home Quality Management, Inc. (“HQM”), Nexion Health, Inc. (“Nexion”), and Peak Medical Corporation, which was acquired by Sun Healthcare Group, Inc. (“Sun”) in December of 2005.  We used a combination of cash on hand and $150 million of credit facility borrowings to finance the Litchfield transaction.

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

Guardian LTC Management, Inc.

On September 1, 2006, we completed a $25.0 million investment with subsidiaries of Guardian LTC Management, Inc. (“Guardian”), an existing operator of ours.  The transaction involved the purchase and leaseback of a skilled nursing facility (“SNF”) in Pennsylvania and termination of a purchase option on a combination SNF and rehabilitation hospital in West Virginia owned by us.  The facilities were included in an existing master lease with Guardian with an increase in contractual annual rent of approximately $2.6 million in the first year and the master lease now includes 17 facilities.  In addition, the master lease term was extended from October 2014 through August 2016.

In accordance with FASB Statement No. 13, Accounting Leases (“FAS No. 13”) and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases (“FASB TB No. 88-1”), $19.2 million of the $25.0 million transaction amount will be accounted for as a lease inducement and is classified within accounts receivable — net on our consolidated balance sheets.  The lease inducement will be amortized as a reduction to rental income on a straight-line basis over the term of the new master lease.  The remaining payment to Guardian of $5.8 million will be allocated to the purchase of the Pennsylvania SNF.

Advocat, Inc.

On October 20, 2006, as part of the Second Advocat Restructuring, we amended our master lease with Advocat to commence a new 12-year lease term through September 30, 2018 (with a renewal option for an additional 12 year term) and Advocat agreed to increase the master lease annual rent by approximately $687,000 to approximately $14 million commencing on January 1, 2007.  See Note 2 — Restatement of Previously Issued Financial Statements.

The Second Advocat Restructuring will be accounted for as a new lease in accordance with FAS No. 13 and FASB TB No. 88-1.  The fair value of the assets exchanged in the restructuring (i.e., the Series B non-voting redeemable convertible preferred stock and the secured convertible subordinated note, with a fair value of $14.9 million and $2.5 million, respectively, at October 20, 2006) in excess of the fair value of the assets received (the Series C non-voting redeemable non-convertible preferred stock and the secured non-convertible subordinated note, with a fair value of $4.1 million and $2.5 million, respectively, at October 20, 2006) will be recorded as a lease inducement of approximately $10.8 million in the fourth quarter of 2006.  The $10.8 million lease inducement asset will be amortized as a reduction to rental income on a straight-line basis over the term of the new master lease.  The exchange of securities will also result in a gain in the fourth quarter of 2006 of approximately $3.0 million representing: (i) the fair value of the secured convertible subordinated note of $2.5 million, previously reserved; (ii) the realization of the gain on investments previously classified in other comprehensive income of approximately $1.1 million relating to the Series B non-voting redeemable convertible preferred stock; and (iii) a loss of approximately $0.6 million resulting from the change in the fair value of the embedded derivative from September 30, 2006 to October 20, 2006.  See also Note 8 — Investments in Debt and Equity Securities.

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

•                  In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements.  The consolidation resulted in the following changes to our consolidated balance sheet as of September 30, 2006: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $1.2 million; (3) an increase in other long-term borrowings of $39.0 million; and (4) a reduction of $1.2 million in cumulative net earnings for the nine months ended September 30, 2006 due to the increased depreciation expense.  General Electric Capital Corporation and Haven’s other creditors do not have recourse to our assets.  We have an option to purchase the mortgaged facilities for a fixed price in 2012.  Our results of operations reflect the effects of the consolidation of this entity, which is being accounted for similarly to our other purchase-leaseback transactions.

Assets Sold

•                  On June 30, 2006, we sold two SNFs in California resulting in an accounting loss of approximately $0.1 million.

•                  On March 31, 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

Held for Sale

•                  We had two assets held for sale as of September 30, 2006 with a net book value of approximately $0.7 million.

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

Liquidity and Capital Resources

At September 30, 2006, we had total assets of $1.2 billion, stockholders’ equity of $466.5 million and debt of $683.6 million, which represents approximately 59.4% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt(1)	$683,910	$415	$900	$158,285	$524,310
Other long-term liabilities	559	231	328	—	—
Total	$684,469	$646	$1,228	$158,285	$524,310

(1)             The $683.9 million includes $310 million aggregate principal amount of 7% Senior Notes due 2014, $175 million aggregate principal amount of 7% Senior Notes due 2016, $157.5 million in borrowings under the $200 million revolving senior secured credit facility that matures in March 2010 and Haven’s $39 million first mortgage with General Electric Capital Corporation that expires in 2012.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At September 30, 2006, we had $157.5 million outstanding under our $200 million revolving senior secured credit facility (the “New Credit Facility”) and $2.5 million was utilized for the issuance of letters of credit, leaving availability of $40.0 million.  The $157.5 million of outstanding borrowings had a blended interest rate of 6.57% at September 30, 2006.  The New Credit Facility, entered into on March 31, 2006, is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes.

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

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of September 30, 2006, we were in compliance with all property level and corporate financial covenants.

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

Other Long-Term Borrowings

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan.  In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million.  The loan has an interest rate of approximately seven percent and is due in 2012.  The lender of the $39.0 million does not have recourse to our assets.  See Note — 3 Properties; Leased Property.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our New Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative funds from operations (“FFO”) as defined in the loan agreement governing the New

Credit Facility (the “Loan Agreement”), unless a greater distribution is required to maintain REIT status.  The Loan Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.

Common Dividends

On October 24, 2006, the Board of Directors announced a common stock dividend of $0.25 per share, an increase of $0.01 per common share compared to the prior quarter, which was paid November 15, 2006 to common stockholders of record on November 3, 2006.

On July 17, 2006, the Board of Directors declared a common stock dividend of $0.24 per share.  The common dividend was paid August 15, 2006 to common stockholders of record on July 31, 2006.

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

Series D Preferred Dividends

On October 24, 2006, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Preferred Stock to stockholders of record on November 3, 2006.  The stockholders of record of the Series D Preferred Stock on November 3, 2006 were paid dividends in the amount of $0.52344 per preferred share on November 15, 2006.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2006 through October 31, 2006.

On July 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid August 15, 2006 to preferred stockholders of record on April 28, 2006.

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

Cash and cash equivalents totaled $0.0 million as of September 30, 2006, a decrease of $3.9 million as compared to the balance at December 31, 2005.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities — Net cash flow from operating activities generated $48.0 million for the nine months ended September 30, 2006, as compared to $55.3 million for the same period in 2005.  The $7.2 million decrease is due primarily to: a $19.2 million lease inducement with Guardian; partially offset by (i) incremental revenue associated with acquisitions completed throughout 2005 and 2006 and (ii) normal working capital fluctuations during the period.

Investing Activities — Net cash flow from investing activities was an outflow of $166.8 million for the nine months ended September 30, 2006, as compared to an outflow of $41.0 million for the same period in 2005.  The $125.7 million change in investing cash outflow was primarily due to: (i) an outflow of $178.9 million for acquisitions completed during the nine months of 2006 as compared to $120.7 million for the same period in 2005, (ii) a $60.0 million mortgage payoff in 2005 as compared to a $10.0 million mortgage payoff in 2006, (iii) $1.5 million collected from the sale of real estate for the nine months ended September 30, 2006 as compared to $25.9 million in 2005 and (iv) $7.6 million of proceeds from the sale of Sun common stock in 2006.

Financing Activities — Net cash flow from financing activities was an inflow of $114.8 million for the nine months ended September 30, 2006 as compared to an outflow of $25.5 million for the same period in 2005.  The increase in financing cash inflow of $140.3 million was primarily a result of: (i) net borrowings of $99.5 million on our New Credit Facility in 2006 versus net borrowings of $65.7 million on our Prior Credit Facility in 2005; (ii) $39.0 million of proceeds received in a Haven transaction; (iii) $26.8 million of incremental optional cash purchases of our common stock through our dividend reinvestment for the nine months ended September 30, 2006 as compared to the same time period in 2005.  The increase was partially offset by $50.0 million redemption of the outstanding shares of Series B preferred stock in 2005.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowing to the extent possible.

The fair value of our embedded derivative (i.e., the conversion feature of a preferred stock investment) is subject to change due to fluctuations primarily resulting from the market value of Advocat’s common stock.  A ten percent increase in the value of Advocat’s common stock as of September 30, 2006 to $21.65 per common share would have resulted in a $1.4 million or 12.9% increase in the value of this derivative as of September 30, 2006.  A ten percent decrease in the value of Advocat’s common stock as of September 30, 2006 to $17.71 per common share would have resulted in a $1.4 million or 12.9% decrease in the value of this derivative as of September 30, 2006.

For additional information, refer to Item 7A as presented in our annual report on Form 10-K/A for the year ended December 31, 2005.

Item 4 — Controls and Procedures

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006.  In making this evaluation, our management considered the matters relating to the restatement of our financial statements and the material weakness discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

As noted under Item 9A in Management’s Report on Internal Control over Financial Reporting in our Form 10-K/A for the year ended December 31, 2005, management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2005.  Management determined that as of December 31, 2005, we lacked sufficient internal control processes, procedures and personnel resources necessary to address accounting for certain complex and/or non-routine transactions.  This material weakness resulted in errors in accounting for financial instruments, income taxes and straight-line rental revenue and could result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected on a timely basis.  In the course of management’s evaluation of our disclosure controls and procedures as of September 30, 2006, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

In light of the material weakness described above, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-Q were prepared in accordance with GAAP. These measures included, among other things, expansion of our document review procedures and dedication of significant internal resources to scrutinize account analyses.  As a result, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

See Note 10 — Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A — Risk Factors

We amended our Annual Report on Form 10-K/A for the year ended December 31, 2005 with the Securities and Exchange Commission on December 14, 2006, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein.

Item 5 — Other Information

None

Item 6 — Exhibits

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