Form 10-K
period 2006-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2007-02-23
CIK 888491

-----------------------------------------------------------------------------------------------------------------------------------------------------------------

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $774,403,910. The aggregate market value was computed using the $13.22 closing price per share for such stock on the New York Stock Exchange on June 30, 2006.

As of February 21, 2007 there were 60,098,865 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, is incorporated by reference in Part III herein.
 -----------------------------------------------------------------------------------------------------------------------------------------------------------------

OMEGA HEALTHCARE INVESTORS, INC.
2006 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

Our portfolio of investments, as of December 31, 2006, consisted of 239 healthcare facilities, located in 27 states and operated by 32 third-party operators. This portfolio was made up of:

•	228 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties; and
•	fixed rate mortgages on 9 long-term healthcare facilities.

As of December 31, 2006, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion. In addition, we also held miscellaneous investments of approximately $22 million at December 31, 2006, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following tables summarize our revenues and real estate assets by asset category for 2006, 2005 and 2004. (See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 - Properties and Note 4 - Mortgage Notes Receivable).

Revenues by Asset Category
(in thousands)
	Year ended December 31,
	2006	2005	2004
Core assets:
Lease rental income	$127,072	$95,439	$69,746
Mortgage interest income	4,402	6,527	13,266
Total core asset revenues	131,474	101,966	83,012
Other asset revenue	3,687	3,219	3,129
Miscellaneous income	532	4,459	831
Total revenue	$135,693	$109,644	$86,972

Real Estate Assets by Asset Category
(in thousands)

	As of December 31,
	2006	2005
Core assets:
Leased assets	$1,237,165	$990,492
Mortgaged assets	31,886	104,522
Total core assets	1,269,051	1,095,014
Other assets	22,078	28,918
Total real estate assets before held for sale assets	1,291,129	1,123,932
Held for sale assets	3,568	5,821
Total real estate assets	$1,294,697	$1,129,753

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

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we sometimes pursue alternative investment structures, including convertible participating and participating mortgages, which can achieve returns comparable to equity investments. The following summarizes the primary investment structures we typically use. Average annualized yields reflect existing contractual arrangements. However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of January 1, 2007 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

Purchase/Leaseback. In a Purchase/Leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms typically ranging from 5 to 15 years, plus renewal options. The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the Consumer Price Index (“CPI”). The average annualized yield from leases was approximately 11.3% at January 1, 2007.

Convertible Participating Mortgage. Convertible participating mortgages are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. Interest rates are usually subject to annual increases based upon increases in the CPI. Convertible participating mortgages afford us the option to convert our mortgage into direct ownership of the property, generally at a point five to ten years from inception. If we exercise our purchase option, we are obligated to lease the property back to the operator for the balance of the originally agreed term and for the originally agreed participations in revenues or CPI adjustments. This allows us to capture a portion of the potential appreciation in value of the real estate. The operator has the right to buy out our option at prices based on specified formulas. At December 31, 2006, we did not have any convertible participating mortgages.

Participating Mortgage. Participating mortgages are similar to convertible participating mortgages except that we do not have a purchase option. Interest rates are usually subject to annual increases based upon increases in the CPI. At December 31, 2006, we did not have any participating mortgages.

Fixed-Rate Mortgage. These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was approximately 11.4% at January 1, 2007.

The table set forth in Item 2 - Properties contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2006.

Borrowing Policies. We may incur additional indebtedness and have historically sought to maintain an annualized total debt-to-EBITDA ratio in the range of 4 to 5 times. Annualized EBITDA is defined as earnings before interest, taxes, depreciation and amortization for a twelve month period. We intend to periodically review our policy with respect to our total debt-to-EBITDA ratio and to modify the policy as our management deems prudent in light of prevailing market conditions. Our strategy generally has been to match the maturity of our indebtedness with the maturity of our investment assets and to employ long-term, fixed-rate debt to the extent practicable in view of market conditions in existence from time to time.

We may use proceeds of any additional indebtedness to provide permanent financing for investments in additional healthcare facilities. We may obtain either secured or unsecured indebtedness and may obtain indebtedness that may be convertible into capital stock or be accompanied by warrants to purchase capital stock. Where debt financing is available on terms deemed favorable, we generally may invest in properties subject to existing loans, secured by mortgages, deeds of trust or similar liens on properties.

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

Federal Income Tax Considerations. We intend to make and manage our investments, including the sale or disposition of property or other investments, and to operate in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), unless, because of changes in circumstances or changes in the Internal Revenue Code, our Board of Directors determines that it is no longer in our best interest to qualify as a REIT. So long as we qualify as a REIT, we generally will not pay federal income taxes on the portion of our taxable income that is distributed to stockholders (See Item 7 - Management's Discussion and Analysis of Financial Condition - Results of Operations; 2006 Taxes).

During the fourth quarter of 2006, we determined that certain terms of the Advocat Inc. (“Advocat”) Series B non-voting, redeemable convertible preferred stock held by us until October 20, 2006 could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income. As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules. In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs. In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income. The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause. A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest. On December 15, 2006, we submitted to the IRS a request for a closing agreement to resolve the “related party tenant” issue. Since that time, we have had additional conversations with the IRS, who has encouraged us to move forward with the process of obtaining a closing agreement, and we have submitted additional documentation in support of the issuance of a closing agreement with respect to this matter. While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is not free from doubt, and we believe it is in our best interest to request a closing agreement in order to resolve the matter, minimize potential penalties and obtain assurances regarding our continuing REIT status. By submitting a request for a closing agreement, we intend to establish that any failure to satisfy the gross income tests was due to reasonable cause. In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

As a result of the potential related party tenant issue described above, we have recorded a $2.3 million and $2.4 million provision for income taxes, including related interest expense, for the year ended December 31, 2006 and 2005, respectively. The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change. In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007, assuming we enter into a closing agreement with the IRS that recognizes that reasonable cause existed for any failure to satisfy the REIT gross income tests as explained above.

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

Executive Officers of Our Company

As of February 21, 2007, the executive officers of our company were:

C. Taylor Pickett (45) is the Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett is also a Director and has served in this capacity since May 30, 2002. Mr. Pickett’s term as a Director expires in 2008. Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services, Inc. Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

Daniel J. Booth (43) is the Chief Operating Officer and has served in this capacity since October 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services’ management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (53) is the Senior Vice President of Operations of our company and has served in this capacity since July 2001. Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc. from 1997 through 2000. Prior to that, he served as an Executive Vice President of Operations at Beverly Enterprises.

Robert O. Stephenson (43) is the Chief Financial Officer and has served in this capacity since August 2001. Prior to joining our company, Mr. Stephenson served from 1996 to July 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to Integrated Health Services, Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

As of December 31, 2006, we had 18 full-time employees, including the four executive officers listed above.

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

A mortgagee also is treated differently from a landlord in three key respects. First, the mortgage loan is not subject to assumption, assumption and assignment, or rejection. Second, the mortgagee’s loan may be divided into a secured claim for the portion of the mortgage debt that does not exceed the value of the property securing the debt and a general unsecured claim for the portion of the mortgage debt that exceeds the value of the property. A secured creditor such as our company is entitled to the recovery of interest and reasonable fees, costs and charges provided for under the agreement under which such claim arose only if, and to the extent that, the value of the collateral exceeds the amount owed. If the value of the collateral exceeds the amount of the debt, interest as well as reasonable fees, costs, and charges are not necessarily required to be paid during the progress of the bankruptcy case, but they will accrue until confirmation of a plan of reorganization/liquidation and are generally paid at confirmation or such other time as the court orders unless the debtor voluntarily makes a payment. If the value of the collateral held by a secured creditor is less than the secured debt (including such creditor’s secured debt and the secured debt of any creditor with a more senior security interest in the collateral), interest on the loan for the time period between the filing of the case and confirmation may be disallowed. Finally, while a lease generally would either be assumed, assumed and assigned, or rejected with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and the timing of principal payments, may be modified under certain circumstances if the debtor is able to effect a ‘‘cram down’’ under the Bankruptcy Code. Before such a ‘‘cram down’’ is allowed, the Bankruptcy Court must conclude that the treatment of the secured creditor’s claim is ‘‘fair and equitable.’’

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

Another risk regarding our leases is that in an operator’s bankruptcy the leases could be re-characterized as a financing agreement. In making such a determination, a bankruptcy court may consider certain factors, which may include, but are not necessarily limited to, the following:

•	whether rent is calculated to provide a return on investment rather than to compensate the lessor for loss, use and possession of the property;

•	whether the property is purchased specifically for the lessee’s use or whether the lessee selected, inspected, contracted for, and received the property;

•	whether the transaction is structured solely to obtain tax advantages;

•	whether the lessee is entitled to obtain ownership of the property at the expiration of the lease, and whether any option purchase price is unrelated to the value of the land; and

•	whether the lessee assumed many of the obligations associated with outright ownership of the property, including responsibility for maintenance, repair, property taxes and insurance.

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

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•
Medicare and Medicaid. A significant portion of our SNF operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain certification and accreditation in these programs would result in a loss of funding from such programs. Loss of certification or accreditation could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those facilities could be reduced, which could in turn cause the value of our affected properties to decline. State licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies, which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our operators’ revenues, potentially jeopardizing their ability to meet their obligations to us.

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

•
Legislative and Regulatory Developments. Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Modernization Act, which is one example of such legislation, was enacted in late 2003. The Medicare reimbursement changes for the long term care industry under this Act are limited to a temporary increase in the per diem amount paid to SNFs for residents who have AIDS. The significant expansion of other benefits for Medicare beneficiaries under this Act, such as the expanded prescription drug benefit, could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts for our operators. Other proposals under consideration include efforts by individual states to control costs by decreasing state Medicaid reimbursements, efforts to improve quality of care and reduce medical errors throughout the health care industry and cost-containment initiatives by public and private payors. We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

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

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needs to make investments and to satisfy or refinance maturing commitments. As a result, we rely on external sources of capital, including debt and equity financing. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Generally speaking, difficult capital market conditions in our industry during the past several years and our need to stabilize our portfolio have limited our access to capital. The “related party tenant” issue discussed in “Note 10 - Taxes” may make it more difficult for us to raise additional capital unless and until we enter into a closing agreement with the Internal Revenue Service (“IRS”), or otherwise resolve such issue. While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in position to take advantage of attractive investment opportunities for growth in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

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

Financing for future investments and our maturing commitments may be provided by borrowings under our revolving senior secured credit facility, as amended (“New Credit Facility”), private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make timely payments of interest, that we will be unable to refinance existing indebtedness and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage.

Certain of our operators account for a significant percentage of our real estate investment and revenues.

At December 31, 2006, approximately 25% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc. (“Sun”) (17%) and Advocat (8%). Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (15%), Haven Eldercare, LLC (“Haven”) (9%), Home Quality Management, Inc. (“HQM”) (8%), Guardian LTC Management, Inc. (“Guardian”) (7%), Nexion Health, Inc. (“Nexion”) (6%) and Essex Healthcare Corporation (6%). No other operator represents more than 4% of our investments. The three states in which we had our highest concentration of investments were Ohio (22%), Florida (14%) and Pennsylvania (9%) at December 31, 2006.

For the year ended December 31, 2006, our revenues from operations totaled $135.7 million, of which approximately $25.1 million were from Sun (19%), $20.3 million from CommuniCare (15%) and $15.3 million from Advocat (11%). No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2006.

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

We periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs. During the year ended December 31, 2006, we recognized an impairment loss associated with three facilities for approximately $0.5 million.

We may not be able to sell certain closed facilities for their book value.

From time to time, we close facilities and actively market such facilities for sale. To the extent we are unable to sell these properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

Our substantial indebtedness could adversely affect our financial condition.

We have substantial indebtedness and we may increase our indebtedness in the future. As of December 31, 2006, we had total debt of approximately $676 million, of which $150 million consisted of borrowings under our New Credit Facility, $310 million of which consisted of our 7% senior notes due 2014, $175 million of which consisted of our 7% senior notes due 2016 and $39 million of non-recourse debt to us resulting from the consolidation of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”). Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

Our articles of incorporation and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions. Our Board of Directors is divided into three classes and the members of our Board of Directors are elected for terms that are staggered. Our Board of Directors also has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval. We have also adopted a stockholders rights plan which provides for share purchase rights to become exercisable at a discount if a person or group acquires more than 9.9% of our common stock or announces a tender or exchange offer for more than 9.9% of our common stock. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

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

In connection with exploring the potential disposition of the Advocat Series B preferred stock, we were advised by our tax counsel that due to the structure of the Series B preferred stock issued by Advocat to us in 2000 in connection with a prior restructuring, Advocat may be deemed to be a “related party tenant” under applicable federal income tax rules and, in such event, rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs. In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income. The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests, if such failure is due to reasonable cause. A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax. On December 15, 2006, we submitted to the IRS a request for a closing agreement to resolve the “related party tenant” issue. Since that time, we have had additional conversations with the IRS, who has encouraged us to move forward with the process of obtaining a closing agreement, and we have submitted additional documentation in support of the issuance of a closing agreement with respect to this matter. While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter is still not free from doubt, and we believe it is in our best interest to move forward with the request for a closing agreement in order to resolve the matter, minimize potential penalties and obtain assurances regarding our continuing REIT status. If we are able to enter into the closing agreement with the IRS, the closing agreement will conclude that any failure to satisfy the gross income tests was due to reasonable cause. In the event that it is determined that the “savings clause” described above does not apply and we are unable to conclude a closing agreement with the IRS, we could be treated as having failed to qualify as a REIT for one or more taxable years. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations. In addition, we may derive income through Taxable REIT Subsidiaries (“TRS”), which will then be subject to corporate level income tax at regular rates.

Complying with REIT requirements may affect our profitability.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. Thus we may be required to liquidate otherwise attractive investments from our portfolio in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution (e.g., if we have assets which generate mismatches between taxable income and available cash). Then, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. As a result, satisfying the REIT requirements could have an adverse effect on our business results and profitability.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls. As a result, each year we evaluate our internal controls over financial reporting so that our management can certify as to the effectiveness of our internal controls and our auditor can publicly attest to this certification. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If for any period our management is unable to ascertain the effectiveness of our internal controls or if our auditors cannot attest to management’s certification, we could be subject to regulatory scrutiny and a loss of public confidence, which could have an adverse effect on our business.

In connection with the restatement of our financial statements for the year ended December 31, 2005, we identified a material weakness in our internal control over financial reporting, which could materially and adversely affect our business and financial condition.

In connection with the restatement of our financial statements for the year ended December 31, 2005, our management identified a material weakness in internal control over financial reporting. Our management determined that as of December 31, 2005, we lacked sufficient internal control processes, procedures and personnel resources necessary to address accounting for certain complex and/or non-routine transactions. This material weakness resulted in errors in accounting for financial instruments, income taxes and straight-line rental revenue and could result in a material misstatement to our consolidated financial statements that would not be prevented or detected on a timely basis. Due to this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005.

While we have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting, as of December 31, 2006, we have concluded that our internal control over financial reporting is not effective. We cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weakness. Our inability to remedy this identified material weakness or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner or require us to incur additional costs or to divert management resources. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness.

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

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

•
The issuance and exercise of options to purchase our common stock. As of December 31, 2006, we had outstanding options to acquire approximately 0.1 million shares of our common stock. In addition, we may in the future issue additional options or other securities convertible into or exercisable for our common stock under our 2004 Stock Incentive Plan, our 2000 Stock Incentive Plan, as amended, or other remuneration plans we establish in the future. We may also issue options or convertible securities to our employees in lieu of cash bonuses or to our directors in lieu of director’s fees.

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

In 2001, our Board of Directors suspended dividends on our common stock and all series of preferred stock in an effort to generate cash to address then impending debt maturities. In 2003, we paid all accrued but unpaid dividends on all series of preferred stock and reinstated dividends on our common stock and all series of preferred stock. However, our ability to pay dividends may be adversely affected if any of the risks described above were to occur. Our payment of dividends is subject to compliance with restrictions contained in our New Credit Facility, the indenture relating to our outstanding 7% senior notes due 2014, the indenture relating to our outstanding 7% senior notes due 2016 and our preferred stock. All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include, a return of capital.

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

Tax Risks

We have submitted to the Internal Revenue Service a request for a closing agreement and may not be able to obtain a closing agreement on satisfactory terms.

Management believes that certain of the terms of the Advocat Series B preferred stock previously held by us could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income. See Note 10 - Taxes.

On December 15, 2006, we submitted to the IRS a request for a closing agreement, which would provide that, in the event that our ownership of Advocat stock gave rise to disqualified “related party tenant” income, we are eligible for relief under a “savings clause set forth in the Internal Revenue Code because our actions with respect to the ownership of the Advocat stock were due to “reasonable cause.” Since that time, we have had additional conversations with the IRS, who has encouraged us to move forward with the process of obtaining a closing agreement, and we have submitted additional documentation in support of the issuance of a closing agreement with respect to this matter. While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter still is not free from doubt, and we believe it is in our best interest to proceed with the request for a closing agreement with the IRS in order to resolve the matter, minimize potential interest charges and obtain assurances regarding its continuing REIT status. If obtained, a closing agreement will establish that any failure to satisfy the gross income tests was due to reasonable cause. In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.

As noted above, we have completed the Second Advocat Restructuring and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007, assuming we enter into a closing agreement with the IRS that recognizes that reasonable cause existed for any failure to satisfy the REIT gross income tests as explained above.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates for such year, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and, unless we were indemnified against such tax liability, would reduce the amount of cash we have available for distribution to our stockholders, which in turn could have a material adverse impact on the value of, and trading prices for, our securities. In addition, we would not be able to re-elect REIT status until the fifth taxable year following the initial year of disqualification unless we were to qualify for relief under applicable Internal Revenue Code provisions. Thus, for example, if the IRS successfully challenges our status as a REIT solely for our taxable year ended December 31, 2005 based on our ownership of the Advocat Series B preferred stock, we would not be able to re-elect REIT status until our taxable year which began January 1, 2010, unless we were to qualify for relief.

We have accrued for a potential tax liability arising from our ownership of the Advocat securities and we believe, but can provide no assurance, that we currently have sufficient assets to pay any such tax liabilities. The ultimate resolution of any controversy over potential tax liabilities covered by the closing agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our stockholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the amount of our reserves for potential tax liabilities. There can be no assurance that the IRS will not assess us with substantial taxes, interest and penalties above the amount for which we have reserved. For further discussion, see Note 10 - Taxes.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2006, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities which are leased to operators, mortgages on facilities which are operated by the mortgagors or their affiliates and facilities subject to leasehold interests. The facilities are located in 27 states and are operated by 32 unaffiliated operators. The following table summarizes our property investments as of December 31, 2006:

Investment Structure/Operator	Number of Beds	Number of Facilities	Occupancy Percentage(1)	Gross Investment (in thousands)

Purchase/Leaseback(2)

Sun Healthcare Group, Inc.	4,523	38	86	$210,222
CommuniCare Health Services, Inc.	2,781	18	89	185,821
Haven Healthcare	1,787	15	91	117,230
HQM of Floyd County, Inc	1,466	13	87	98,368
Advocat Inc	2,925	28	78	94,432
Guardian LTC Management, Inc.	1,308	17	83	85,981
Nexion Health Inc	2,412	20	78	80,211
Essex Health Care Corporation	1,388	13	78	79,354
Seacrest Healthcare	720	6	92	44,223
Senior Management	1,413	8	70	35,243
Mark Ide Limited Liability Company	832	8	77	25,595
Harborside Healthcare Corporation	465	4	92	23,393
StoneGate Senior Care LP	664	6	87	21,781
Infinia Properties of Arizona, LLC	378	4	63	19,289
USA Healthcare, Inc	489	5	65	15,703
Rest Haven Nursing Center, Inc	200	1	90	14,400
Conifer Care Communities, Inc.	204	3	89	14,367
Washington N&R, LLC	286	2	75	12,152
Triad Health Management of Georgia II, LLC	304	2	98	10,000
Ensign Group, Inc	271	3	92	9,656
Lakeland Investors, LLC	300	1	73	8,893
Hickory Creek Healthcare Foundation, Inc.	138	2	85	7,250
Liberty Assisted Living Centers, LP	120	1	85	5,997
Emeritus Corporation	52	1	66	5,674
Longwood Management Corporation	185	2	91	5,425
Generations Healthcare, Inc.	60	1	84	3,007
Skilled Healthcare	59	1	92	2,012
Healthcare Management Services	98	1	48	1,486
	25,828	224	83	1,237,165

Assets Held for Sale
Active Facilities	354	5	58	3,443
Closed Facility	-	1	-	125750
	354	6	58	3,568
Fixed Rate Mortgages(3)

Advocat Inc	423	4	82	12,587
Parthenon Healthcare, Inc	300	2	73	10,730
CommuniCare Health Services, Inc..	150	1	91	6,454
Texas Health Enterprises/HEA Mgmt. Group, Inc...	147	1	68	1,230
Evergreen Healthcare	100	1	67	885
	1,120	9	80	31,886

Total	27,302	239	82	$1,272,619

(1) Represents the most recent data provided by our operators.
(2) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(3) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our facilities by state as of December 31, 2006:

	Number of Facilities	Number of Beds	Gross Investment (in thousands	)	% of Total Investment
Ohio	37	4,574	$278,253		21.9
Florida	25	3,125	172,029		13.5
Pennsylvania	17	1,597	110,123		8.6
Texas	23	3,144	83,598		6.6
California	15	1,277	60,665		4.8
Louisiana	14	1,668	55,639		4.4
Colorado	8	955	52,930		4.1
Arkansas	12	1,281	42,889		3.4
Massachusetts	6	682	38,884		3.1
Rhode Island	4	639	38,740		3.0
Alabama	9	1,152	35,982		2.8
Connecticut	5	562	35,453		2.8
West Virginia	8	860	34,575		2.7
Kentucky	9	757	27,485		2.2
North Carolina	5	707	22,709		1.8
Idaho	4	480	21,776		1.7
New Hampshire	3	225	21,620		1.7
Arizona	4	378	19,289		1.5
Indiana	7	507	17,525		1.4
Tennessee	5	602	17,484		1.4
Washington	2	194	17,473		1.4
Iowa	5	489	15,703		1.2
Illinois	5	478	14,531		1.1
Vermont	2	279	14,227		1.1
Missouri	2	286	12,152		0.9
Georgia	2	304	10,000		0.8
Utah	1	100	885		0.1

Total	239	27,302	$1,272,619		100.0

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location. We have healthcare facilities located in 27 states. Only two states comprised more than 10% of our rental and mortgage income in 2006. In addition, the majority of our 2006 rental and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 32 different public and private healthcare providers. Except for Sun and CommuniCare, which together hold approximately 32% of our portfolio (by investment), no single tenant holds greater than 10% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. A large portion of our core portfolio consists of long-term lease and mortgage agreements. At December 31, 2006, approximately 92% of our leases and mortgages had primary terms that expire in 2010 or later. Our leased real estate properties are leased under provisions of single facility leases or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are subject to annual increases based upon increases in the CPI or increases in revenues of the underlying properties, with certain limits. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

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

In 2005, we accrued $1.1 million for potential obligations relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005. Although no formal complaint for damages was filed against us, in February 2006, we agreed to settle this dispute for approximately $1.0 million.

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.” The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

2006				2005

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$ 14.030	$ 12.360	$ 0.23	First	$ 11.950	$ 10.310	$ 0.20
Second	13.920	11.150	0.24	Second	13.650	10.580	0.21
Third	15.500	12.560	0.24	Third	14.280	12.390	0.22
Fourth	18.000	14.810	0.25	Fourth	13.980	11.660	0.22
			$ 0.96				$ 0.85

The closing price on February 21, 2007 was $19.04 per share. As of February 21, 2007 there were 60,098,865 shares of common stock outstanding with 2,979 registered holders.

The following table provides information about all equity awards under our company’s 2004 Stock Incentive Plan, 2000 Stock Incentive Plan and 1993 Amended and Restated Stock Option and Restricted Stock Plan as of December 31, 2006.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	472,245(1)	$12.58	2,891,980
Equity compensation plans not approved by security holders	—	—	—
Total	472,245(1)	$12.58	2,891,980

(1)  Reflects 105,832 shares of restricted common stock issued January 4, 2007 and 317,500 shares of common stock issuable January 1, 2008 associated with performance restricted stock units which vested on September 30, 2006.

During the fourth quarter of 2006, no shares of our common stock were purchased from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2006 to October 31, 2006	-	$-	-	$-
November 1, 2006 to November 30, 2006	-	-	-	-
December 1, 2006 to December 31, 2006	-	-	-	-
Total	-	$-	-	$-

(1) Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and our financial condition. In addition, the payment of dividends is subject to the restrictions described in Note 14 to our consolidated financial statements.

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

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Operating Data
Revenues from core operations	$135,693	$109,644	$86,972	$76,803	$80,572
Revenues from nursing home operations	-	-	-	4,395	42,203
Total revenues	$135,693	$109,644	$86,972	$81,198	$122,775
Income (loss) from continuing operations	$56,042	$37,355	$13,371	$27,770	$(2,561)
Net income (loss) available to common	45,774	25,355	(36,715)	3,516	(32,801)
Per share amounts:
Income (loss) from continuing operations: Basic	$0.79	$0.46	$(0.96)	$0.21	$(0.65)
Diluted	0.79	0.46	(0.96)	0.20	(0.65)
Net income (loss) available to common: Basic	$0.78	$0.49	$(0.81)	$0.09	$(0.94)
Diluted	0.78	0.49	(0.81)	0.09	(0.94)

Dividends, Common Stock(1)	0.96	0.85	0.72	0.15	-
Dividends, Series A Preferred(1)	-	-	1.16	6.94	-
Dividends, Series B Preferred(1)	-	1.09	2.16	6.47	-
Dividends, Series C Preferred(2)	-	-	2.72	29.81	-
Dividends, Series D Preferred(1)	2.09	2.09	1.52	-	-

Weighted-average common shares outstanding, basic	58,651	51,738	45,472	37,189	34,739
Weighted-average common shares outstanding, diluted	58,745	52,059	45,472	38,154	34,739

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data Gross investments	$1,294,697	$1,129,753	$940,747	$821,244	$860,188
Total assets	1,175,370	1,036,042	849,576	736,775	811,096
Revolving lines of credit	150,000	58,000	15,000	177,074	177,000
Other long-term borrowings	526,141	508,229	364,508	103,520	129,462
Stockholders’ equity	465,454	440,943	442,935	440,130	482,995

(1)	Dividends per share are those declared and paid during such period.
(2)	Dividends per share are those declared during such period, based on the number of shares of common stock issuable upon conversion of the outstanding Series C preferred stock.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A herein;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Overview

Our portfolio of investments at December 31, 2006, consisted of 239 healthcare facilities, located in 27 states and operated by 32 third-party operators. Our gross investment in these facilities totaled approximately $1.3 billion at December 31, 2006, with 98% of our real estate investments related to long-term healthcare facilities. This portfolio is made up of 228 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties and fixed rate mortgages on nine long-term healthcare facilities. At December 31, 2006, we also held other investments of approximately $22 million, consisting primarily of secured loans to third-party operators of our facilities.

Restatement

On December 14, 2006, we filed a Form 10-K/A, which amended our previously filed Form 10-K for fiscal year 2005. Contained within that Form 10-K/A were restated consolidated financial statements for the three years ended December 31, 2005. The restatements corrected errors in previously reported amounts related to income tax matters and to certain debt and equity investments in Advocat, as well as to the recording of certain straight-line rental income. Amounts reflected herein were derived from the restated financial information rather than the 2005 Form 10-K, which had been filed with the SEC on February 17, 2006 and mailed to stockholders shortly thereafter. Similarly, on December 14, 2006, we filed Forms 10-Q/A amending our previously filed consolidated financial statements for the first and second quarters of fiscal 2006 to correct errors in previously recorded amounts as discussed previously. Amounts reflected in Note 16 - Summary of Quarterly Results (Unaudited) to our audited consolidated financial statements as of December 31, 2006 were derived from the restated financial information rather than the Form 10-Q as of March 31, 2006 and June 30, 2006. See also Note 10 - Taxes.

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

In 1997, the Balanced Budget Act significantly reduced spending levels for the Medicare and Medicaid programs, in part because the legislation modified the payment methodology for skilled nursing facilities “(SNFs”) by shifting payments for services provided to Medicare beneficiaries from a reasonable cost basis to a prospective payment system. Under the prospective payment system, SNFs are paid on a per diem prospective case-mix adjusted basis for all covered services. Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue such facility derives from Medicare patients.

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

The Balanced Budget Refinement Act and the Benefits Improvement and Protection Act also established temporary increases, beginning in April 2001, to Medicare payment rates to SNFs that were designated to remain in place until the Centers for Medicare and Medicaid Services (“CMS”), implemented refinements to the existing RUG case-mix classification system to more accurately estimate the cost of non-therapy ancillary services. The Balanced Budget Refinement Act provided for a 20% increase for 15 RUG categories until CMS modified the RUG case-mix classification system. The Benefits Improvement and Protection Act modified this payment increase by reducing the 20% increase for three of the 15 RUGs to a 6.7% increase and instituting an additional 6.7% increase for eleven other RUGs.

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

Nonetheless, we cannot accurately predict what effect, if any, these changes will have on our lessees and mortgagors in 2007 and beyond. These changes to the Medicare prospective payment system for SNFs, including the elimination of temporary increases, could adversely impact the revenues of the operators of nursing facilities and could negatively impact the ability of some of our lessees and mortgagors to satisfy their monthly lease or debt payments to us.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004. This temporary payment increase arose from the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act. Although CMS also noted that the AIDS add-on was not intended to be permanent, the July 2006 notice updating payment rates for SNFs for fiscal year 2007 indicated that the increase will continue to remain in effect for fiscal year 2007.

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

On February 8, 2006, the President signed into law a $39.7 billion budget reconciliation package called the Deficit Reduction Act of 2005 (“Deficit Reduction Act”), to lower the federal budget deficit. The Deficit Reduction Act included estimated net savings of $8.3 billion from the Medicare program over 5 years.

The Deficit Reduction Act contained a provision reducing payments to SNFs for allowable bad debts. Previously, Medicare reimbursed SNFs for 100% of beneficiary bad debt arising from unpaid deductibles and coinsurance amounts. In 2003, CMS released a proposed rule seeking to reduce bad debt reimbursement rates for certain providers, including SNFs, by 30% over a three-year period. Subsequently, in early 2006 the Deficit Reduction Act reduced payments to SNFs for allowable bad debts by 30% effective October 1, 2005 for those individuals not dually eligible for Medicare and Medicaid. Bad debt payments for the dually eligible population will remain at 100%. Consistent with this legislation, CMS finalized its 2003 proposed rule on August 18, 2006, and the regulations became effective on October 1, 2006. CMS estimates that implementation of this bad debt provision will result in a savings to the Medicare program of $490 million from FY 2006 to FY 2010. These reductions in Medicare payments for bad debt could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

The inflation-adjusted therapy caps are set at $1,780 for calendar year 2007. These caps do not apply to therapy services covered under Medicare Part A in a SNF, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. The Deficit Reduction Act permitted exceptions in 2006 for therapy services to exceed the caps when the therapy services are deemed medically necessary by the Medicare program. The Tax Relief and Health Care Act of 2006, signed into law on December 20, 2006, extends these exceptions through December 31, 2007. Future and continued implementation of the therapy caps could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

In recent years, many states have announced actual or potential budget shortfalls. As a result of these budget shortfalls, many states have announced that they are implementing or considering implementing “freezes” or cuts in Medicaid reimbursement rates, including rates paid to SNF and long-term care providers, or reductions in Medicaid enrollee benefits, including long-term care benefits. We cannot predict the extent to which Medicaid rate freezes, cuts or benefit reductions ultimately will be adopted, the number of states that will adopt them or the impact of such adoption on our operators. However, extensive Medicaid rate cuts, freezes or benefit reductions could have a material adverse effect on our operators’ liquidity, financial condition and operations, which could adversely affect their ability to make lease or mortgage payments to us.

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

Fraud and Abuse Laws and Regulations

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, and failing to refund overpayments or improper payments. The federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. Penalties for healthcare fraud have been increased and expanded over recent years, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. The Office of the Inspector General for the U.S. Department of Health and Human Services (“OIG-HHS”), has described a number of ongoing and new initiatives for 2007 to study instances of potential overbilling and/or fraud in SNFs and nursing homes under both Medicare and Medicaid. The OIG-HHS, in cooperation with other federal and state agencies, also continues to focus on the activities of SNFs in certain states in which we have properties.

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

CMS also launched, in 2002, the Nursing Home Quality Initiative program in 2002, which requires nursing homes participating in Medicare to provide consumers with comparative information about the quality of care at the facility. In the fall of 2007, CMS plans to initiate a new quality campaign, Advancing Excellence for America’s Nursing Home Residents, to be conducted over the next two years with the ultimate goal being improvement in quality of life and efficiency of care delivery. In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues. In addition, the reporting of such information could lead to reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

In late 2005, CMS began soliciting public comments regarding a demonstration to examine pay-for-performance approaches in the nursing home setting that would offer financial incentives for facilities delivering high quality care. In June 2006, Abt Associates published recommendations for CMS on how to design this demonstration project. The two-year demonstration is slated to begin in October 2007 and will run through September 2009. Other proposals under consideration include efforts by individual states to control costs by decreasing state Medicaid reimbursements in the current or future fiscal years and federal legislation addressing various issues, such as improving quality of care and reducing medical errors throughout the health care industry. We cannot accurately predict whether specific proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Significant Highlights

The following significant highlights occurred during the twelve-month period ended December 31, 2006.

Financing

•	In January 2006, we redeemed the remaining 20.7% of our $100 million aggregate principal amount of 6.95% notes due 2007 that were not otherwise tendered in 2005.

Dividends

•	In 2006, we paid common stock dividends of $0.23, $0.24, $0.24 and $0.25 per share, for stockholders of record on January 31, 2006, April 28, 2006, July 31, 2006 and November 3, 2006, respectively.

New Investments

•	In August 2006, we closed on $171 million of new investments and leased them to existing third-party operators.
•	In September 2006, we closed on $25.0 million of investments with an existing third-party operator.
•	On October 20, 2006, we restructured our relationship with Advocat, which restructuring included a rent increase of $0.7 million annually and a term extension to September 30, 2018.

Asset Sales and Other

•	In August 2006, we sold our common stock investment in Sun Healthcare Group, Inc. (“Sun”) for $7.6 million of cash proceeds.
•	In June 2006, a $10 million mortgage was paid-off in full.
•	In March 2006, Haven Eldercare, LLC. (“Haven”) paid $39 million on a $62 million mortgage it has with us.
•	Throughout 2006, in various transactions, we sold three SNFs and one assisted living facility (“ALF”) for cash proceeds of approximately $1.6 million.

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

Recognizing rental income on a straight-line basis results in recognized revenue exceeding contractual amounts due from our tenants. Such cumulative excess amounts are included in accounts receivable and were $20.0 million and $13.8 million, net of allowances, at December 31, 2006 and 2005, respectively.

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

For the years ended December 31, 2006, 2005, and 2004, we recognized impairment losses of $0.5 million, $9.6 million and $0.0 million, respectively, including amounts classified within discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes these indicators are permanent, then the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. We recorded loan impairments of $0.9 million, $0.1 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, we currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 5 - Other Investments).

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as discontinued operations in the consolidated statements of operations for all periods presented. We had six assets held for sale as of December 31, 2006 with a combined net book value of $3.6 million.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Operating Revenues

Our operating revenues for the year ended December 31, 2006 totaled $135.7 million, an increase of $26.0 million, over the same period in 2005. The $26.0 million increase was primarily a result of new investments made throughout 2005 and 2006. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the year ended December 31, 2006 are as follows:

•
Rental income was $127.1 million, an increase of $31.6 million over the same period in 2005. The increase was due to new leases entered into throughout 2006 and 2005, as well as rental revenue from the consolidation of a variable interest entity (“VIE”).

•
Mortgage interest income totaled $4.4 million, a decrease of $2.1 million over the same period in 2005. The decrease was primarily the result of normal amortization, a $60 million loan payoff that occurred in the first quarter of 2005 and a $10 million loan payoff that occurred in the second quarter of 2006.

•
Other investment income totaled $3.7 million, an increase of $0.5 million over the same period in 2005. The primary reason for the increase was due to dividends and accretion income associated with the Advocat securities.

•
Miscellaneous revenue was $0.5 million, a decrease of $4.0 million over the same period in 2005. The decrease was due to contractual revenue owed to us resulting from a mortgage note prepayment that occurred in the first quarter of 2005.

Operating Expenses

Operating expenses for the year ended December 31, 2006 totaled $46.6 million, an increase of approximately $13.0 million over the same period in 2005. The increase was primarily due to $8.3 million of increased depreciation expense, $3.3 million of incremental restricted stock expense and a $0.8 million provision for uncollectible notes receivable, partially offset by a 2005 leasehold termination expense for $1.1 million.

Detailed changes in our operating expenses for the year ended December 31, 2006 versus the same period in 2005 are as follows:

•
Our depreciation and amortization expense was $32.1 million, compared to $23.9 million for the same period in 2005. The increase is due to new investments placed throughout 2005 and 2006, as well as depreciation from the consolidation of a VIE.

•
Our general and administrative expense, when excluding restricted stock amortization expense and compensation expense related to the performance restricted stock units, was $9.2 million, compared to $7.4 million for the same period in 2005. The increase was primarily due to $1.2 million of restatement related expenses and normal inflationary increases in goods and services.

•
For the year ended December 31, 2006, in accordance with FAS No. 123R, we recorded approximately $3.3 million (included in general and administrative expense) of compensation expense associated with the performance restricted stock units (see Note 12 - Stockholders’ Equity and Stock Based Compensation).

•	In 2006, we recorded a $0.8 million provision for uncollectible notes receivable.
•	In 2005, we recorded a $1.1 million lease expiration accrual relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.

Other Income (Expense)

For the year ended December 31, 2006, our total other net expenses were $31.8 million as compared to $36.3 million for the same period in 2005. The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the year ended December 31, 2006 was $42.2 million, compared to $29.9 million for the same period in 2005. The increase of $13.3 million was primarily due to higher debt on our balance sheet versus the same period in 2005 and from consolidation of interest expense from a VIE in 2006.

•
For the year ended December 31, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

•
For the year ended December 31, 2006, in accordance with FAS No. 133, we recorded a $9.1 million fair value adjustment to reflect the change in fair value during 2006 of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 5 - Other Investments).

•	For the year ended December 31, 2006, we recorded a $3.6 million gain on Advocat securities (see Note 5 - Other Investments).
•
For the year ended December 31, 2006, we recorded a $0.8 million non-cash charge associated with the redemption of the remaining 20.7% of our $100 million aggregate principal amount of 6.95% unsecured notes due 2007 not otherwise tendered in 2005.

•
For the year ended December 31, 2006, we recorded a one time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our prior credit facility.

•
During the year ended December 31, 2005, we recorded a $3.4 million provision for impairment of an equity security. In accordance with FASB No. 115, the $3.4 million provision for impairment was to write-down our 760,000 share investment in Sun’s common stock to its then current fair market value.

•	For the year ended December 31, 2005, we recorded $1.6 million in net cash proceeds resulting from settlement of a lawsuit filed suit filed by us against a former tenant.

2006 Taxes

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below. For tax year 2006, preferred and common dividend payments of approximately $67 million made throughout 2006 satisfy the 2006 REIT requirements relating to qualifying income. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of December 31, 2006 of $12 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock held by us could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income. As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules. In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs. In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income. The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause. A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest. On December 15, 2006, we submitted to the IRS a request for a closing agreement to resolve the “related party tenant” issue. Since that time, we have had additional conversations with the IRS, who has encouraged us to move forward with the process of obtaining a closing agreement, and we have submitted additional documentation in support of the issuance of a closing agreement with respect to this matter. While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter still is not free from doubt, and we believe it is in our best interest to proceed with the request for a closing agreement with the IRS in order to resolve the matter, minimize potential interest charges and obtain assurances regarding its continuing REIT status. If obtained, a closing agreement will establish that any failure to satisfy the gross income tests was due to reasonable cause. In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.

As a result of the potential related party tenant issue described above and further discussed in Note 10 - Taxes, we have recorded a $2.3 million and $2.4 million provision for income taxes, including related interest expense, for the year ended December 31, 2006 and 2005, respectively. The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change. In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007, assuming we enter into a closing agreement with the IRS that recognizes that reasonable cause existed for any failure to satisfy the REIT gross income tests as explained above.

2006 Loss from Discontinued Operations

Discontinued operations relate to properties we disposed of in 2006 or are currently held-for-sale and are accounted for as discontinued operations under SFAS No. 144. For the year ended December 31, 2006, we sold three SNFs and one ALF resulting in an accounting gain of approximately $0.2 million.

At December 31, 2006, we had six assets held for sale with a net book value of approximately $3.6 million.

During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that was under contract to be sold that was subsequently sold during the second quarter of 2006. During the three months ended December 31, 2006, a $0.4 million impairment charge was recorded to reduce the carrying value of two facilities, currently under contract to be sold in the first quarter of 2007, to their respective sales price.

In accordance with SFAS No. 144, the $0.2 million realized net gain is reflected in our consolidated statements of operations as discontinued operations. See Note 18 - Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2006, was $76.7 million, compared to $42.7 million for the same period in 2005.

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

We use FFO as one of several criteria to measure the operating performance of our business. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table presents our FFO results for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
Net income available to common	$45,774	$25,355
Deduct gain from real estate dispositions(1)	(1,354)	(7,969)
	44,420	17,386
Elimination of non-cash items included in net income:
Depreciation and amortization(2)	32,263	25,277
Funds from operations available to common stockholders	$76,683	$42,663

(1)
The deduction of the gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements. The gain deducted includes $1.2 million from a distribution from an investment in a limited partnership in 2006 and $0.2 million gain and $8.0 million gain related to facilities classified as discontinued operations for the year ended December 31, 2006 and 2005, respectively.

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. FFO for 2006 and 2005 includes depreciation and amortization of $0.2 million and $1.4 million, respectively, related to facilities classified as discontinued operations.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Operating Revenues

Our operating revenues for the year ended December 31, 2005 totaled $109.6 million, an increase of $22.7 million, over the same period in 2004. The $22.7 million increase was primarily a result of new investments made throughout 2004 and 2005, contractual interest revenue associated with the payoff of a mortgage note, re-leasing and restructuring activities completed throughout 2004 and 2005. The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income.

Detailed changes in operating revenues for the year ended December 31, 2005 are as follows:

•
Rental income was $95.4 million, an increase of $25.7 million over the same period in 2004. The increase was primarily due to new leases entered into throughout 2004 and 2005, re-leasing and restructuring activities.

•
Mortgage interest income totaled $6.5 million, a decrease of $6.7 million over the same period in 2004. The decrease is primarily the result of normal amortization and a $60 million loan payoff that occurred in the first quarter of 2005.

•
Other investment income totaled $3.2 million, an increase of $0.1 million over the same period in 2004. The primary reason for the increase was due to dividends and accretion income associated with the Advocat securities.

•	Miscellaneous revenue was $4.5 million, an increase of $3.6 million over the same period in 2004. The increase was due to contractual revenue owed to us as a result of a mortgage note prepayment.

Operating Expenses

Operating expenses for the year ended December 31, 2005 totaled $33.6 million, an increase of approximately $5.9 million over the same period in 2004. The increase was primarily due to $5.0 million of increased depreciation expense and a $1.1 million lease expiration accrual recorded in 2005.

Detailed changes in our operating expenses for the year ended December 31, 2005 are as follows:

•	Our depreciation and amortization expense was $23.9 million, compared to $18.8 million for the same period in 2004. The increase is due to new investments placed throughout 2004 and 2005.
•	Our general and administrative expense, when excluding restricted stock amortization expense, was $7.4 million, compared to $7.7 million for the same period in 2004.
•	A $0.1 million provision for uncollectible notes receivable was recorded in 2005.
•	A $1.1 million lease expiration accrual was recorded in 2005 relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.

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

•
For the year ended December 31, 2004, we recorded a $1.1 million fair value adjustment to reflect the change in fair value during 2004 of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 5 - Other Investments).

•	For the year ended December 31, 2004, we recorded a $3.0 million charge associated with professional liability claims made against our former owned and operated facilities.

2005 Taxes

As a result of the possible related party tenant issue discussed in Note 10 - Taxes, we have recorded a $2.4 million and $0.4 million provision for income tax for the years ended December 31, 2005 and 2004, respectively. The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change. In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007, assuming we enter into a closing agreement with the IRS that recognizes that reasonable cause existed for any failure to satisfy the REIT gross income tests as explained above.

In addition, for tax year 2005, preferred and common dividend payments of approximately $56 million made throughout 2005 satisfy the 2005 REIT requirements relating to qualifying income (which states we must distribute at least 90% of our REIT taxable income for the taxable year and meet certain other conditions). We are permitted to own up to 100% of a TRS. Currently we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of December 31, 2005 of $14.4 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

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

During the year ended December 31, 2005, a combined $9.6 million provision for impairment charge was recorded to reduce the carrying value on several facilities, some of which were subsequently closed, to their estimated fair values.

In accordance with SFAS No. 144, the $8.0 million realized net gain as well as the combined $9.6 million impairment charge is reflected in our consolidated statements of operations as discontinued operations.

Funds From Operations

Our FFO for the year ended December 31, 2005, was $42.7 million, compared to a deficit of $18.5 million, for the same period in 2004.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by NAREIT, and, consequently, FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization. We believe that FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue. FFO herein is not necessarily comparable to FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

The following table presents our FFO results for the years ended December 31, 2005 and 2004:

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

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements. FFO for 2005 and 2004 includes depreciation and amortization of $1.4 million and $2.7 million, respectively, related to facilities classified as discontinued operations.

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

Below is a brief description, by third-party operator, of new investments or operator related transactions that occurred during the year ended December 31, 2006.

New Investments and Re-leasing Activities

Advocat, Inc.

On October 20, 2006, we restructured our relationship with Advocat (the “Second Advocat Restructuring”) by entering into a Restructuring Stock Issuance and Subscription Agreement with Advocat (the “2006 Advocat Agreement”). Pursuant to the 2006 Advocat Agreement, we exchanged the Advocat Series B preferred stock and subordinated note issued to us in November 2000 in connection with a restructuring because Advocat was in default on its obligations to us (the “Initial Advocat Restructuring”) for 5,000 shares of Advocat’s Series C non-convertible, redeemable (at our option after September 30, 2010) preferred stock with a face value of approximately $4.9 million and a dividend rate of 7% payable quarterly, and a secured non-convertible subordinated note in the amount of $2.5 million maturing September 30, 2007 and bearing interest at 7% per annum. As part of the Second Advocat Restructuring, we also amended our Consolidated Amended and Restated Master Lease by and between one of its subsidiaries, as lessor, and a subsidiary of Advocat, as lessee, to commence a new 12-year lease term through September 30, 2018 (with a renewal option for an additional 12 year term) and Advocat agreed to increase the master lease annual rent by approximately $687,000 to approximately $14 million commencing on January 1, 2007.

The Second Advocat Restructuring has been accounted for as a new lease in accordance with FASB Statement No. 13, Accounting for Leases (“FAS No. 13”) and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases (“FASB TB No. 88-1”). The fair value of the assets exchanged in the restructuring (i.e., the Series B non-voting redeemable convertible preferred stock and the secured convertible subordinated note, with a fair value of $14.9 million and $2.5 million, respectively, at October 20, 2006) in excess of the fair value of the assets received (the Advocat Series C non-convertible redeemable preferred stock and the secured non-convertible subordinated note, with a fair value of $4.1 million and $2.5 million, respectively, at October 20, 2006) have been recorded as a lease inducement asset of approximately $10.8 million in the fourth quarter of 2006. The $10.8 million lease inducement asset is included in accounts receivable-net on our consolidated balance sheet and will be amortized as a reduction to rental income on a straight-line basis over the term of the new master lease. The exchange of securities also resulted in a gain in 2006 of approximately $3.6 million representing: (i) the fair value of the secured convertible subordinated note of $2.5 million, previously reserved and (ii) the realization of the gain on investments previously classified as other comprehensive income of approximately $1.1 million relating to the Series B non-voting redeemable convertible preferred stock.

Guardian LTC Management, Inc.

On September 1, 2006, we completed a $25.0 million investment with subsidiaries of Guardian LTC Management, Inc. (“Guardian”), an existing operator of ours. The transaction involved the purchase and leaseback of a SNF in Pennsylvania and termination of a purchase option on a combination SNF and rehabilitation hospital in West Virginia owned by us. The facilities were included in an existing master lease with Guardian with an increase in contractual annual rent of approximately $2.6 million in the first year. The master lease now includes 17 facilities. In addition, the master lease term was extended from October 2014 through August 2016.

In accordance with FAS No. 13 and FASB TB No. 88-1 $19.2 million of the $25.0 million transaction amount will be accounted for as a lease inducement and is classified within accounts receivable - net on our consolidated balance sheets. The lease inducement will be amortized as a reduction to rental income on a straight-line basis over the term of the new master lease. The remaining payment to Guardian of $5.8 million will be allocated to the purchase of the Pennsylvania SNF.

Litchfield Transaction

On August 1, 2006, we completed a transaction with Litchfield Investment Company, LLC and its affiliates (“Litchfield”) to purchase 30 SNFs and one independent living center for a total investment of approximately $171 million. The facilities total 3,847 beds and are located in the states of Colorado (5), Florida (7), Idaho (1), Louisiana (13), and Texas (5). The facilities were subject to master leases with three national healthcare providers, which are existing tenants of the Company. The tenants are Home Quality Management, Inc. (“HQM”), Nexion Health, Inc. (“Nexion”), and Peak Medical Corporation, which was acquired by Sun Healthcare Group, Inc. (“Sun”) in December of 2005.

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

Haven Eldercare, LLC

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

In conjunction with the above transactions and the application of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), we consolidated the financial statements and related real estate of this Haven entity into our financial statements. The consolidation resulted in the following changes to our consolidated balance sheet as of December 31, 2006: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $1.6 million; (3) an increase in accounts receivable-net of $0.1 million relating to straight-line rent; (4) an increase in other long-term borrowings of $39.0 million; and (5) a reduction of $1.5 million in cumulative net earnings for the year ended December 31, 2006 due to the increased depreciation expense offset by straight-line rental revenue. General Electric Capital Corporation and Haven’s other creditors do not have recourse to our assets. We have an option to purchase the mortgaged facilities for a fixed price in 2012. Our results of operations reflect the effects of the consolidation of this entity, which is being accounted for similarly to our other purchase-leaseback transactions.

Assets Held for Sale

•
We had six assets held for sale as of December 31, 2006 with a net book value of approximately $3.6 million. We had eight assets held for sale as of December 31, 2005 with a combined net book value of $5.8 million, which includes a reclassification of five assets with a net book value of $4.6 million that were sold or reclassified as held for sale during 2006.

•
During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that was under contract to be sold that was subsequently sold during the second quarter of 2006. During the three months ended December 31, 2006, a $0.4 million impairment charge was recorded to reduce the carrying value of two facilities, currently under contract to be sold in the first quarter of 2007, to their respective sales price.

Asset Dispositions and Mortgage Payoffs in 2006

Hickory Creek Healthcare Foundation, Inc.

On June 16, 2006, we received approximately $10 million in proceeds on a mortgage loan payoff. We held mortgages on 15 facilities located in Indiana, representing 619 beds.

Other Asset Sales

•	For the three-month period ended December 31, 2006, we sold an ALF in Ohio resulting in an accounting gain of approximately $0.4 million.
•	For the three-month period ended June 30, 2006, we sold two SNFs in California resulting in an accounting loss of approximately $0.1 million.
•	For the three-month period ended March 31, 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

In accordance with SFAS No. 144, all related revenues and expenses as well as the $0.2 million realized net gain from the above mentioned facility sales are included within discontinued operations in our consolidated statements of operations for their respective time periods.

Liquidity and Capital Resources

At December 31, 2006, we had total assets of $1.2 billion, stockholders’ equity of $465.5 million and debt of $676.1 million, representing approximately 59.2% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$676,410	$415	$900	$150,785	$524,310
Other long-term liabilities	513	236	277	-	-
Total	$676,923	$651	$1,177	$150,785	$524,310

(1)
The $676.4 million includes $310 million aggregate principal amount of 7.0% Senior Notes due 2014, $175 million principal amount of 7.0% Senior Notes due 2016, $150.0 million borrowings under the new $200 million revolving secured credit facility (“New Credit Facility”), which matures in March 2010 and Haven’s $39 million first mortgage loan with General electric Capital Corporation that expires in 2012.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At December 31, 2006, we had $150.0 million outstanding under our $200 million revolving senior secured credit facility (the “New Credit Facility”) and $2.5 million was utilized for the issuance of letters of credit, leaving availability of $47.5 million. The $150.0 million of outstanding borrowings had a blended interest rate of 6.60% at December 31, 2006. The New Credit Facility, entered into on March 31, 2006, is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes.

The New Credit Facility replaced our previous $200 million senior secured credit facility (the “Prior Credit Facility”), that was terminated on March 31, 2006. The New Credit Facility matures on March 31, 2010, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million during our first two years. For the year ended December 31, 2006, we recorded a one-time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our Prior Credit Facility.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2006, we were in compliance with all property level and corporate financial covenants.

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

$175 Million Aggregate Principal Amount of 7% Unsecured Notes Issuance

On December 30, 2005, we closed on a private offering of $175 million of 7% senior unsecured notes due 2016 (“2016 Notes”) at an issue price of 99.109% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 7.125%), resulting in gross proceeds to us of approximately $173.4 million. The 2016 Notes are unsecured senior obligations to us, which have been guaranteed by our subsidiaries. The 2016 Notes were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 (the “Securities Act”). A portion of the proceeds of this private offering was used to pay the tender price and redemption price of the 2007 Notes. On February 24, 2006, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange up to $175 million aggregate principal amount of our registered 7% Senior Notes due 2016 (the “2016 Exchange Notes”), for all of our outstanding unregistered 2016 Notes. The terms of the 2016 Exchange Notes are identical to the terms of the 2016 Notes, except that the 2016 Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The 2016 Exchange Notes represent our unsecured senior obligations and are guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. In April 2006, upon the expiration of the 2016 Notes Exchange Offer, $175 million aggregate principal amount of 2016 Notes were exchanged for the 2016 Exchange Notes.

$50 Million Aggregate Principal Amount of 7% Unsecured Notes Issuance

On December 2, 2005, we completed a privately placed offering of an additional $50 million aggregate principal amount of 7% senior notes due 2014 (the “2014 Add-on Notes”) at an issue price of 100.25% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 6.95%), resulting in gross proceeds to us of approximately $50.1 million. The terms of the 2014 Add-on Notes offered were substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014 issued in March 2004. The 2014 Add-on Notes were issued through a private placement to qualified institutional buyers under Rule 144A under the Securities Act. After giving effect to the issuance of the $50 million aggregate principal amount of this offering, we had outstanding $310 million aggregate principal amount of 7% senior notes due 2014. On February 24, 2006, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange up to $50 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “2014 Add-on Exchange Notes”), for all of our outstanding unregistered 2014 Add-on Notes. The terms of the 2014 Add-on Exchange Notes are identical to the terms of the 2014 Add-on Notes, except that the 2014 Add-on Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The 2014 Add-on Exchange Notes represent our unsecured senior obligations and are guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. In May 2006, upon the expiration of the 2014 Add-on Notes Exchange Offer, $50 million aggregate principal amount of 2014 Add-on Notes were exchanged for the 2014 Add-on Exchange Notes.

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

Other Long-Term Borrowings

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan. In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million. The loan has an interest rate of approximately seven percent and is due in 2012. The lender of the $39.0 million does not have recourse to our assets. See Note - 3 Properties; Leased Property.

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

Common Dividends

On January 16, 2007, the Board of Directors declared a common stock dividend of $0.26 per share, an increase of $0.01 per common share compared to the prior quarter. The common dividend was paid February 15, 2007 to common stockholders of record on January 31, 2007.

On October 24, 2006, the Board of Directors declared a common stock dividend of $0.25 per share, an increase of $0.01 per common share compared to the prior quarter. The common dividend was paid November 15, 2006 to common stockholders of record on November 3, 2006.

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

Series D Preferred Dividends

On January 16, 2007, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 15, 2007 to preferred stockholders of record on January 31, 2007. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2006 through January 31, 2007.

On October 24, 2006, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid November 15, 2006 to stockholders of record on November 3, 2006.

On July 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid August 15, 2006 to preferred stockholders of record on July 31, 2006.

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

Cash and cash equivalents totaled $0.7 million as of December 31, 2006, a decrease of $3.2 million as compared to the balance at December 31, 2005. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $62.8 million for the year ended December 31, 2006, as compared to $74.1 million for the same period in 2005. The $11.2 million decrease is due primarily to: (i) an investment made with Guardian that is classified as a lease inducement asset and (ii) one-time contractual revenue associated with a mortgage note prepayment in 2005. The decrease was partially offset by (i) incremental revenue associated with acquisitions completed throughout 2005 and 2006 and (ii) normal working capital fluctuations during the period.

Investing Activities - Net cash flow from investing activities was an outflow of $161.4 million for the year ended December 31, 2006, as compared to an outflow of $195.3 million for the same period in 2005. The decrease in outflows of $34.0 million was primarily due to: (i) $70 million of fewer acquisitions completed in 2006 versus 2005; (ii) $50 million of fewer proceeds received from the sale of real estate assets and the sale of Sun common stock in 2006 versus 2005; and (iii) a $10 million mortgage payoff in 2006 versus a $60 million mortgage payoff in 2005.

Financing Activities - Net cash flow from financing activities was an inflow of $95.3 million for the year ended December 31, 2006 as compared to an inflow of $113.1 million for the same period in 2005. The change in financing cash flow was primarily a result of: (i) $50 million of additional net borrowings under our credit facility in 2006 compared to 2005; (ii) no common equity offerings in 2006 compared to a public issuance of 5.2 million shares of our common stock at a price of $11.80 per share in 2005; (iii) no debt offerings in 2006 compared to private offerings of a combined $225 million of senior unsecured notes in 2005; (iv) a $50 million redemption of Series B Preferred Stock in 2005; (v) a tender offer and purchase of our 2007 Notes in 2005; (vi) $26 million of incremental DRIP proceeds in 2006; (vii) $39 million in proceeds in 2006 due to the consolidation of a VIE; and (viii) $11 million of additional payments of common and preferred dividend payments in 2006.

Effects of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. We adopted FAS No. 123R at the beginning of our 2006 fiscal year using the modified prospective transition method. The additional expense recorded in 2006 as a result of this adoption was approximately $3 thousand.

FIN 48 Evaluation

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 will require expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adoption of FIN 48 on our financial statements.

FAS 157 Evaluation

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. Provisions of FAS No. 157 are required to be applied prospectively as of the beginning of the fiscal year in which FAS No. 157 is applied. We are evaluating the impact that FAS No. 157 will have on our financial statements.

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

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2006 was approximately $693.7 million. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $30.7 million at December 31, 2006. The estimated fair value of our total long-term borrowings at December 31, 2005 was approximately $568.7 million, and a one percent increase in interest rates would have resulted in a decrease in the fair value of long-term borrowings by approximately $31 million.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 is included in Note 16 to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. In making this evaluation, our management considered the matters relating to the previous restatement of our financial statements as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 (the “Restatement”) and the material weakness as of December 31, 2005 identified during the Restatement. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

In light of the material weakness described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with GAAP. These measures included, among other things, expansion of our document review procedures and dedication of significant internal resources to scrutinize account analyses. As a result, we concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2006, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting as of December 31, 2005 related to the Restatement, management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2005, as described in our Form 10-K/A for the year ended December 31, 2005, filed on December 14, 2006. In connection with management’s assessment of our internal control over financial reporting related to the preparation of the Form 10-K, management has determined that as of December 31, 2006, the material weakness existing as of December 31, 2005 had not yet been remediated and thus, as of December 31, 2006, we lacked sufficient internal control processes, procedures and personnel resources necessary to address accounting for certain complex and/or non-routine transactions. This material weakness resulted in errors in accounting for financial instruments, income taxes, and rental revenues. These errors were recorded and disclosed in the restated quarterly consolidated financial statements for the three-month period ended March 31, 2006 and the three-month and six-month periods ended June 30, 2006 included in Form 10-Q/A, and in the restated consolidated financial statements for the year ended December 31, 2005 included in Form 10-K/A, filed on December 14, 2006 with the Securities and Exchange Commission. This material weakness could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2006. This report appears on page F-2 of this Annual Report on Form 10-K.

Plan for Remediation of Material Weakness

In response to the identified material weakness, our management, with oversight from our audit committee, is taking steps to remediate the aforementioned material weakness. As of the date of this Form 10-K, we are continuing to develop formal processes, review procedures and documentation standards for the accounting and monitoring of non-routine and complex transactions and provide additional training for our accounting personnel. In addition, we, along with our advisors, have reviewed prior acquisition and investment agreements and documentation to confirm assets are appropriately recorded and will implement procedures to have agreements and documentation reviewed by our tax counsel and financial advisors. We continue to evaluate other measures, including expanding the personnel in our accounting department with the appropriate technical skills, to enhance the effectiveness of our internal control over financial reporting.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in our 2006 financial statements under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2006, we continued to develop formal processes, review procedures and documentation standards for the accounting and monitoring of non-routine and complex transactions and expanding our accounting personnel, which we expect to improve our internal control over financial reporting.

Item 9B - Other Information

Increase in Credit Facility

Pursuant to Section 2.01 of our Credit Agreement, dated as of March 31, 2006, as amended, by and among OHI Asset, LLC, a Delaware limited liability company, OHI Asset (ID), LLC, a Delaware limited liability company, OHI Asset (LA), LLC, a Delaware limited liability company, OHI Asset (TX), LLC, a Delaware limited liability company, OHI Asset (CA), LLC, a Delaware limited liability company, Delta Investors I, LLC a Maryland limited liability company, Delta Investors II, LLC, a Maryland limited liability company and Texas Lessor - Stonegate, LP, a Maryland limited partnership, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), we are permitted under certain circumstances to increase our available borrowing base under the Credit Agreement from $200 million up to an aggregate of $300 million.. Effective as of February 22, 2007, we exercised our right to increase our available revolving commitment under Section 2.01 of the Credit Agreement from $200 million to $255 million and we consented to the addition of 18 our properties to the borrowing base assets under the Credit Agreement. As of the date of this report, we have borrowings outstanding of $156.0 million and letters of credit for $2.5 million under the Credit Agreement. For additional information regarding our Credit Agreement, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities and Borrowing Arrangements.

Appointment of Chief Accounting Officer

On February 19, 2007, we hired Michael Ritz, 38, to serve as our Chief Accounting Officer. Mr. Ritz will commence employment with us effective February 28, 2007. While we have not entered into a written employment agreement with Mr. Ritz, we have agreed to pay to Mr. Ritz an annual base salary of $170,000 plus an annual performance bonus of up to 35 percent of his annual base salary. Mr. Ritz will also be permitted to participate in our health and welfare plans, 401(k) program and similar plans and programs available to all of our employees. Prior to joining us, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller from April 2005 until February 2007 and the Director, Financial Reporting from August 2002 until April 2005 for Newell Rubbermaid Inc. (NYSE:NWL). Mr. Ritz also served as the Director of Accounting and Controller of Novavax, Inc. (Nasdaq:NVAX) from July 2001 through August 2002.

The foregoing disclosure is intended to satisfy the requirements of Form 8-K. The disclosure entitled “Increase in Credit Facility” is intended to comply with Items 2.03 of Form 8-K, and the disclosure entitled “Appointment of Chief Accounting Officer” is intended to comply with Item 5.02 of Form 8-K.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Information Regarding Directors

Directors	Year First Became a Director	Business Experience During Past 5 Years	Term to Expire in

Thomas F. Franke (76)	1992	Mr. Franke is a Director and has served in this capacity since March 31, 1992. Mr. Franke is Chairman and a principal owner of Cambridge Partners, Inc., an owner, developer and manager of multifamily housing in Grand Rapids, Michigan. He is also a principal owner of Laurel Healthcare (a private healthcare firm operating in the United States) and is a principal owner of Abacus Hotels LTD. (a private hotel firm in the United Kingdom). Mr. Franke was a founder and previously a director of Principal Healthcare Finance Limited and Omega Worldwide, Inc.	2009
Bernard J. Korman (75)	1993
Mr. Korman is Chairman of the Board and has served in this capacity since March 8, 2004. He has served as a director since October 19, 1993. Mr. Korman has been Chairman of the Board of Trustees of Philadelphia Health Care Trust, a private healthcare foundation, since December 1995. Mr. Korman is also a director of The New America High Income Fund, Inc. (NYSE:HYB) (financial services), Medical Nutrition USA, Inc. (OTC:MDNU.OB) (develops and distributes nutritional products) and NutraMax Products, Inc. (OTC:NUTP) (consumer health care products). He was formerly President, Chief Executive Officer and Director of MEDIQ Incorporated (OTC:MDDQP) (health care services) from 1977 to 1995. Mr. Korman served as a director of Kramont Realty Trust (NYSE:KRT) (real estate investment trust) from June 2000 until its merger in April 2005 and of The Pep Boys, Inc. (NYSE:PBY) and also served as The Pep Boys, Inc.’s Chairman of the Board from May 28, 2003 until his retirement from such board in September 2004. Mr. Korman was previously a director of Omega Worldwide, Inc.
			2009
Harold J. Kloosterman (64)	1992
Mr. Kloosterman is a Director and has served in this capacity since September 1, 1992. Mr. Kloosterman has served as President since 1985 of Cambridge Partners, Inc., a company he formed in 1985. He has been involved in the development and management of commercial, apartment and condominium projects in Grand Rapids and Ann Arbor, Michigan and in the Chicago area. Mr. Kloosterman was formerly a Managing Director of Omega Capital from 1986 to 1992. Mr. Kloosterman has been involved in the acquisition, development and management of commercial and multifamily properties since 1978. He has also been a senior officer of LaSalle Partners, Inc. (now Jones Lang LaSalle).
			2008
Edward Lowenthal (62)	1995
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
			2007
C. Taylor Pickett (45)	2002
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
			2008
Stephen D. Plavin (47)	2000	Mr. Plavin is a Director and has served in this capacity since July 17, 2000. Mr. Plavin has been Chief Operating Officer of Capital Trust, Inc., (NYSE:CT) a New York City-based mortgage real estate investment trust (“REIT”) and investment management company and has served in this capacity since 1998. In this role, Mr. Plavin is responsible for all of the lending, investing and portfolio management activities of Capital Trust, Inc.	2007

-49/50-

Information Regarding Directors

For information regarding our executive officers, see Item 1- Business - Executive Officers of Our Company.

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

Audit Committee

Each of the members of the Audit Committee is financially literate, as required of audit committee members by the New York Stock Exchange (“NYSE”), and independent as is required under the Exchange Act and the NYSE rules. The Board has determined that Mr. Plavin is qualified to serve as an “audit committee financial expert” as such term is defined in Item 401 (h) of Regulation S-K promulgated by the SEC. The Board made a qualitative assessment of Mr. Plavin’s level of knowledge and experience based on a number of factors, including his formal education and his experience as Chief Operating Officer of Capital Trust, Inc., a New York City-based mortgage REIT and investment management company, where he is responsible for all lending and portfolio management activities. Mr. Plavin holds an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our company common stock to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations require these individuals to give us copies of all Section 16(a) forms they file.

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

Item 11 - Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis (“CD&A”) addresses the following topics:

•	the members and role of our Compensation Committee (the “Committee”);
•	our compensation-setting process;
•	our compensation philosophy and policies regarding executive compensation;
•	the components of our executive compensation program; and
•	our compensation decisions for fiscal year 2006 and for the first quarter of 2007.

In this Compensation Discussion and Analysis section, the terms “we,” “our,” “us” and the “Committee” refer to the Compensation Committee of Omega Healthcare Investors, Inc.’s Board of Directors.

The Compensation Committee

Committee Members and Independence

Thomas F. Franke, Harold J. Kloosterman, Bernard J. Korman, Edward Lowenthal, and Stephen D. Plavin are the members of the Committee. Mr. Franke, who has served on the Company’s Board of Directors since 1992, is the Chairman of the Committee. Each member of the Committee qualifies as an independent director under the New York Stock Exchange listing standards and under the Company’s Board of Directors’ standards of independence.

Role of the Committee

The Committee’s responsibilities and function are governed by its charter, which the Board of Directors has adopted and a copy of which is available at our website. The Committee administers our 2004 Stock Incentive Plan, our 2000 Stock Incentive Plan and our 1993 Deferred Compensation Plan and has responsibility for other incentive and benefit plans. The Committee determines the compensation of our executive officers and reviews with the Board of Directors all aspects of compensation for our executive officers.

The Committee is responsible to the Board for the following activities:

•
The Committee determines and approves the compensation for the Chief Executive Officer and our other executive officers. In doing so, the Committee evaluates their performance in light of goals and objectives reviewed by the Committee and such other factors as the Committee deems appropriate in our best interests and in satisfaction of any applicable requirements of the New York Stock Exchange and any other legal or regulatory requirements.

•
The Committee reviews and recommends for Board approval (or approves, where applicable) the adoption and amendment of our director and executive officer incentive compensation and equity-based plans. The Committee has the responsibility for recommending to the Board the level and form of compensation and benefits for directors.

•	The Committee may administer our incentive compensation and equity-based plans and may approve such awards thereunder as the Committee deems appropriate.

•	The Committee reviews and monitors succession plans for the Chief Executive Officer and our other senior executives.

•
The Committee meets to review and discuss with management the CD&A required by the SEC rules and regulations. The Committee recommends to the Board whether the CD&A should be included in our proxy statement or other applicable SEC filings. The Committee prepares a Compensation Committee Report for inclusion in our applicable filings with the SEC. Such reports state whether the Committee reviewed and discussed with management the CD&A, and whether, based on such review and discussion, the Committee recommended to the Board that the CD&A be included in our proxy statement or other applicable SEC filings.

•	The Committee should be consulted with respect to any employment agreements, severance agreements or change of control agreements that are entered into between us and any executive officer.

•
To the extent not otherwise inconsistent with its obligations and responsibilities, the Committee may form subcommittees (which shall consist of one or more members of the Committee) and delegate authority to such subcommittees hereunder as it deems appropriate.

•	The Committee reports to the Board as it deems appropriate and as the Board may request.

•
The Committee performs such other activities consistent with its charter, our Bylaws, governing law, the rules and regulations of the New York Stock Exchange and such other requirements applicable to the Company as the Committee or the Board deems necessary or appropriate.

The responsibilities of a member of the Committee are in addition to those responsibilities set out for a member of the Board.

Committee Meetings

The Committee meets as often as necessary to perform its duties and responsibilities. The Committee met four times during the year ended December 31, 2006 and thus far has held three meetings in 2007. Mr. Franke works, from time to time, with Mr. Pickett and other members of the Committee to establish the agenda. The Committee typically meets in executive sessions without management and meets with the Company’s legal counsel and outside advisors when necessary.

The Committee receives and reviews materials in advance of its meetings. These materials include information that management believes will be helpful to the Committee as well as materials the Committee has requested. Depending upon the agenda for the particular meeting, these materials may include, among other things:

•	reports from compensation consultants or legal counsel;

•
a comparison of the compensation of our executives and directors compared to its competitors prepared by members of the Committee, by management at the Committee’s request or by a compensation consultant engaged by the Committee;

•	financial reports on year-to-date performance versus budget and compared to prior year performance, as well as other financial data regarding us and our performance;

•	reports on our strategic plan and budgets for future periods;

•	information on the executive officers’ stock ownership and option holdings; and

•	reports on the levels of achievement of individual and corporate objectives.

The Compensation Committee Process

Committee Advisors

The Compensation Committee Charter grants the Committee the sole and direct authority to engage and terminate advisors and compensation consultants and to approve their fees and retention terms. These advisors and consultants report directly to the Committee and we are responsible for paying their fees.

The Committee had previously engaged a consulting group in 2004, The Schonbraun McCann Group LLP (“Schonbraun”), in connection with determining the compensation of our executive officers for the current fiscal year, and the Committee also retained Schonbraun in late 2006 in connection with determining the compensation and incentive arrangements for our executive officers for fiscal year 2007. Schonbraun has not performed and has agreed not to perform in the future any work for us other than work for which it is engaged by the Committee. During late 2006 and early 2007, Schonbraun presented to the Committee analysis that included, but was not limited to, the status of our current compensation scheme as compared to our peer companies, the methodologies behind the research and analysis it used to determine the comparisons, the techniques it used to standardize the compensation schemes of peer companies in order to permit more accurate comparisons against our policies, and a proposed incentive compensation plan for executive officers. The Committee also requested that Schonbraun evaluate our current director compensation and prepare a proposal with respect to compensation for our directors in 2007.

Peer companies included in Schonbraun’s 2006/2007 analysis were Alexandria Real Estate Equities, Inc., BioMed Realty Trust, Corporate Office Properties Trust Inc., Digital Realty Trust, Inc., First Potomac Realty Trust, Glenborough Realty Trust Incorporated, Health Care REIT, Inc., Healthcare Realty Trust, LTC Properties, Inc., Medical Properties Trust Inc., Nationwide Health Properties, Inc., Parkway Properties, Inc., Republic Property Trust, Ventas, Inc., Washington Real Estate Investment Trust and Windrose Medical Properties Trust. Analyses performed included a comparison of the total return to the stockholders of the respective companies, a comparison of salaries of comparable officers for each company and a comparison of the terms of officer employment agreements.

Also, our Chief Executive Officer meets with the Committee upon the Committee’s request to provide information to the Committee regarding management’s views regarding its performance as well as other factors the Chief Executive Officer believes should impact the compensation of our executive officers. In addition, the Chief Executive Officer provides his recommendation to the Committee regarding the compensation of the executive officers and the business and performance targets for incentive awards and bonuses.

Annual Evaluation

The Committee meets in one or more executive sessions each year to evaluate the performance of our named executive officers, to determine their bonuses for the prior year, to establish bonus metrics for the current year, to set their salaries for the current year, and to approve any grants to them of equity incentive compensation, as the case may be.

The Committee also performs an annual evaluation of its performance and the adequacy of its charter and reports to our Board of Directors regarding this evaluation.

Compensation Policy

Historically, the policy and the guidelines followed by the Committee have been directed toward providing compensation and incentives to our executive officers in order to achieve the following objectives:

1)	Assist in attracting and retaining talented and well-qualified executives;

2)	Reward performance and initiative;

3)	Be competitive with other healthcare real estate investment trusts;

4)	Be significantly related to accomplishments and our short-term and long-term successes, particularly measured in terms of growth in funds from operations on a per share basis;

5)	Align the interests of our executive officers with the interests of our stockholders; and

6)	Encourage executives to achieve meaningful levels of ownership of our stock.

Elements of Compensation

The following is a discussion of each element of our executive compensation:

Annual Base Salary

Our approach to base compensation levels has been to offer competitive salaries in comparison with prevailing market practices. The Committee examined market compensation levels and trends in connection with the issuance of the executive employment contracts during 2004. Additionally, in connection with the issuance of these contracts, the Committee hired Schonbraun in 2004 to conduct a review and analysis of our peer group companies and to provide the Committee with executive base salaries of individuals then employed in similar positions in such companies. The employment agreements for each of the executive officers established a base annual salary and provided that the base salary should be reviewed on an annual basis to determine if increases are warranted.

In 2006 and 2007, the Committee evaluated and established the annual executive officer salaries for each fiscal year in connection with its annual review of management’s performance and based on input from our Chairman of the Board of Directors and our Chief Executive Officer. The Committee undertook this evaluation and determination at the beginning of fiscal year 2006 and 2007 so that it could have available data for the recently completed prior fiscal year and so that it could set expectations for the beginning fiscal year. In undertaking the annual review, the Committee considered the decision-making responsibilities of each position and the experience, work performance and team-building skills of each incumbent officer, as well as our overall performance and the achievement of our strategic objectives and budgets. The Committee viewed work performance as the single most important measurement factor, followed by team-building skills and decision-making responsibilities.

We accrue salaries as they are earned by our officers, and thus all salaries earned during the year are expensed in the year earned. Each officer must include his salary in his taxable income in the year during which he receives it. We withhold appropriate tax withholdings from the salaries of the respective officers.

Annual Cash Bonus

Our historical compensation practices have embodied the principle that annual cash bonuses should be based primarily on achieving objectives that enhance long-term stockholder value is desirable in aligning stockholder and management interests.

The Committee has considered our overall financial performance for the fiscal year and the performance of the specific areas of our company under each incumbent officer’s direct control. It was the Committee’s view that this balance supported the accomplishment of overall objectives and rewarded individual contributions by executive officers. Individual annual bonuses for each named executive have been consistent with market practices for positions with comparable decision-making responsibilities and have been awarded in accordance with the terms of each executive officer’s employment agreement.

In 2006, the executive officers were eligible for a cash bonus at the Committee’s discretion based on the objective, subjective and personal performance goals set by the Committee. This bonus is in addition to any special bonus that may be paid at the discretion of the Board. In determining the amount of the annual cash bonuses, the Committee considered a variety of factors, including the individual performance of each executive officer along with our achievement of certain financial benchmarks, the successful implementation of asset management initiatives, control of expenses and satisfaction of our strategic objectives. Considering these factors, the Committee set annual cash bonuses related to fiscal year 2006 for Messrs. Pickett, Booth, Stephenson, and Crabill at $463,500, $158,500, $114,750 and $123,000, respectively.

We accrue estimated bonuses for our executive officers throughout the year service is performed relating to such bonuses, and thus bonuses are expensed in the year they are earned, assuming they are approved by our Board of Directors. Each officer must include his bonus in his taxable income in the year during which he receives it, which is generally in the year following the year it is earned. We withhold appropriate tax withholdings from the bonus amounts awarded.

Restricted Stock Incentives

In 2004, we entered into restricted stock agreements with four executive officers under the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. A total of 317,500 shares of restricted stock were granted, which equated to approximately $3.3 million of deferred compensation. The shares vest thirty-three and one-third percent (33 ⅓%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment, upon the occurrence of a change of control (as defined in the restricted stock agreements), death or disability. In addition, we also entered into performance restricted stock unit agreements with our four executive officers. A total of 317,500 performance restricted stock units were granted under the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. The performance restricted stock units were fully vested as December 31, 2006 following our attaining $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations” (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents (plus an interest factor based on our company’s cost of borrowing) accrued on unvested shares and were paid, according to the terms of the stock grant, because the performance restricted stock units vested. Dividend equivalents on vested performance restricted stock units are paid currently. Pursuant to the terms of the performance restricted stock unit agreements, each of the executive officers will not receive the vested shares attributable to the performance restricted stock units until the earlier of January 1, 2008, such executive officer is terminated without cause or quits for good reason (as defined in the performance restricted stock unit agreement), or the death or disability (as defined in performance restricted stock unit agreement) of the executive officer.

In 2006, the Committee did not make any grants under the 2004 Stock Incentive Plan, 2000 Stock Incentive Plan or 1993 Deferred Compensation Plan to any executive officer or employee.

We account for all stock and option awards in accordance with Statement of FAS No. 123R. Executive officers recognize taxable income from stock option awards when a vested option is exercised. We generally receive a corresponding tax deduction for compensation expense in the year of exercise. The amount included in the executive officer’s wages and the amount we may deduct is equal to the most recent closing common stock price on the date the stock options are exercised less the exercise price multiplies by the number of stock options exercised. We do not pay or reimburse any executive officer for any taxes due upon exercise of a stock option or upon vesting of an award.

Retirement Savings Opportunities

All employees may participate in our 401(k) Retirement Savings Plan (“401(k) Plan”). We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. Under the 401(k) Plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution. We do not provide an option for our employees to invest in our stock in the 401(k) plan.

Health and Welfare Benefits

We provide a competitive benefits package to all full-time employees which includes health and welfare benefits, such as medical, dental, disability insurance, and life insurance benefits. The plans under which these benefits are offered do not discriminate in scope, terms or operation in favor of officers and directors and are available to all salaried employees. We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the named executive officers, and we currently do not provide supplemental pensions to our employees, including the named executive officers.

2006 Chief Executive Officer Compensation

In connection with retaining the services of Mr. Pickett to act as our Chief Executive Officer, we entered into an employment Agreement dated September 1, 2004 with Mr. Pickett. The Committee believes that the terms of the employment agreement are consistent with the duties and scope of responsibilities assigned to Mr. Pickett as Chief Executive Officer. In order to align Mr. Pickett’s interests with our long-term interests, Mr. Pickett’s compensation package includes significant equity-based compensation, including stock options and restricted stock. For a detailed description of the terms of the Employment Agreement, see “Compensation and Severance Agreements - C. Taylor Pickett Employment Agreement” below.

For the fiscal year ended December 31, 2006, the Committee awarded Mr. Pickett an annual cash bonus of $463,500. This bonus was determined by the Committee substantially in accordance with the policies described above relating to all of our executive officers.

COMPENSATION COMMITTEE REPORT

The Committee reviewed and discussed the CD&A with management, and based on this review and discussion, the Committee recommended to the Board of Directors that the CD&A be included in this prospectus, in the company’s annual proxy statement and the Annual Report on Form 10-K for the year ended December 31, 2006.

Tax Deductibility of Executive Compensation

The SEC requires that this report comment upon our policy with respect to Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction for compensation over $1.0 million to any of the named executive officers unless the compensation is paid pursuant to a plan that is performance-related, non-discretionary and has been approved by our stockholders. We did not pay any compensation during 2006 that would be subject to Section 162(m). We believe that, because we qualify as a REIT under the Internal Revenue Code and therefore are not subject to federal income taxes on our income to the extent distributed, the payment of compensation that does not satisfy the requirements of Section 162(m) will not generally affect our net income, although to the extent that compensation does not qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that Section 162(m) will materially affect the taxability of stockholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each stockholder. For these reasons, Section 162(m) does not directly govern the Compensation Committee’s compensation policy and practices.

Compensation Committee of the Board of Directors

/s/ Thomas F. Franke
/s/ Harold J. Kloosterman
/s/ Bernard J. Korman
/s/ Edward Lowenthal
/s/ Stephen D. Plavin

Compensation Committee Interlocks and Insider Participation

Thomas F. Franke, Harold J. Kloosterman, Bernard J. Korman, Edward Lowenthal and Stephen D. Plavin were members of the Compensation Committee for the year ended December 31, 2006 and during such period, there were no Compensation Committee interlocks or insider participation in compensation decisions.

Summary Compensation Table

Name and Principal Position (A)	Year (B	)	Salary ($ (C	) )	Bonus ($ (1 (D	) ) )	Stock Awards ($ (2 (E	) ) )	Option Awards ($ (F	) )	Non-Equity Incentive Plan Compensation ($ (G	) )	Change in Pension Value and Non-qualified Deferred Compensation Earnings (H	)	All Other Compen- sation ($ (3 (I	) ) )	Total ($ (J	) )
Taylor Pickett	2006		$515,000		$463,500		$1,317,500		$--		$--		$--		$343,211		$2,639,211
Robert Stephenson	2006		$255,000		$114,750		$632,400		$--		$--		$--		$168,172		$1,170,322
Dan Booth	2006		$317,000		$158,500		$790,500		$--		$--		$--		$208,566		$1,474,566
Lee Crabill	2006		$246,000		$123,000		$606,050		$--		$--		$--		$161,441		$1,136,491

(1)	This amount represents the bonuses related to the performance in 2006 but paid in 2007.

(2)
The restricted common stock units were granted in 2004 and earned in 2006 because we attained $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations,” which target was previously set in 2004 by the Committee, valued at grant date price of $10.54 times the number of units earned.

(3) This amount includes: (i) dividends on units paid in January 2007 (see footnote 2 above);
               (ii) interest earned on dividends on units paid in January 2007 (see footnote 2 above);
                                              (iii) dividends on restricted stock that was paid during 2006, which vested on January 1, 2007; and
                                  (iv) 401(K) matching contributions.

Outstanding Equity Awards at Fiscal Year End

	Option Awards										Stock Awards
Name (A)	Number of Securities Underlying Unexercised Options (# Exercisable (B	) )	Number of Securities Underlying Unexercised Options (# Unexercisable (C	) )	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (# (D	) )	Option Exercise Price ($ (E	) )	Option Expiration Date (F	)	Number of Shares or Units of Stock That Have Not Vested (# (G)(1	) )	Market Value of Shares or Units of Stock That Have Not Vested ($ (H)(2	) )	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (# (I	) )	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($ (J	) )
Taylor Pickett											41,666		$738,322
Robert Stephenson											20,000		$354,400
Dan Booth											25,000		$443,000
Lee Crabill											19,166		$339,622
(1) These balances represent unvested restricted stock at December 31, 2006, which subsequently vested on January 1, 2007. These balances exclude performance restricted stock units, which were vested as of December 31, 2006 but will be distributed on January 1, 2008. The performance criteria for the receipt of these units were met in 2006. Messrs. Pickett, Stephenson, Booth and Crabill were awarded 125,000, 60,000, 75,000 and 57,500 of these performance restricted stock units, respectively.

(2) The market value is based on the closing price of our common stock on December 29, 2006 of $17.72.

Option Exercises and Stock Vested

	Option Awards				Stock Awards
Name (A)	Number of Shares Acquired on Exercise (# (B	) )	Value Realized on Exercise ($ (1 (C	) ) )	Number of Shares Acquired on Vesting (# (D	) )	Value Realized on Vesting ($ (E	) )
Taylor Pickett	--		$--		--		$--
Robert Stephenson	80,274		$785,891		--		$--
Dan Booth	91,667		$874,837		--		$--
Lee Crabill	--		$--		--		$--

(1)	This amount represents the gain to the employee based on the market price of underlying shares at the date of exercise less the exercise price.

Compensation and Severance Agreements

C. Taylor Pickett Employment Agreement

We entered into an employment agreement with C. Taylor Pickett, dated as of September 1, 2004, to be our Chief Executive Officer. The term of the agreement expires on December 31, 2007.

Mr. Pickett’s current base salary is $530,500 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 125% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors.

In connection with this employment agreement, we issued Mr. Pickett 125,000 shares of our restricted common stock on September 10, 2004, which vested 33 1/3% on each of January 1, 2005, January 1, 2006, and January 1, 2007. Dividends were paid on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to stockholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Pickett 125,000 performance restricted stock units on September 10, 2004, which were fully vested as of December 31, 2006 because we had attained $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations” (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents accrued on unvested shares and were paid upon vesting of the performance restricted stock units. Dividend equivalents on vested performance restricted stock units are paid currently. Pursuant to the terms of Mr. Pickett’s performance restricted stock unit agreement, he will not receive the vested shares attributable to his performance restricted stock units until the earlier of January 1, 2008, he is terminated without cause or quits for good reason (as defined in the performance restricted stock unit agreement), or his death or disability (as defined in performance restricted stock unit agreement).

If we terminate Mr. Pickett’s employment without “cause” or if he resigns for “good reason,” he will be entitled to payment of his cash compensation (the sum of his then current annual base salary plus average annual bonus payable based on the three completed fiscal years prior to termination of employment) for a period of three (3) years. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Pickett’s employment to more than 50 miles away without his consent.

Mr. Pickett is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires. Mr. Pickett’s restricted common stock and performance restricted stock units will become fully vested upon the occurrence of Mr. Pickett’s death, disability, termination of employment without cause or resignation for good reason, or a “change in control” (as defined in the respective restricted stock agreement). In the event of a termination by us without cause or by Mr. Pickett for good reason, benefits are grossed up to cover federal excise taxes. If Mr. Pickett dies during the term of the employment agreement, his estate is entitled to a prorated bonus for the year of his death.

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

Mr. Booth’s current base salary is $326,500 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 75% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors.

In connection with this employment agreement, we issued Mr. Booth 75,000 shares of our restricted common stock on September 10, 2004, which vested 33 1/3% on each of January 1, 2005, January 1, 2006, and January 1, 2007. Dividends were paid on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to stockholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Booth 75,000 performance restricted stock units on September 10, 2004, which were fully vested as of December 31, 2006 because we had attained $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations” (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Pursuant to the terms of Mr. Booth’s performance restricted stock unit agreement, he will not receive the vested shares attributable to his performance restricted stock units until the earlier of January 1, 2008, he is terminated without cause or quits for good reason (as defined in the performance restricted stock unit agreement), or his death or disability (as defined in performance restricted stock unit agreement).

If we terminate Mr. Booth’s employment without “cause” or if he resigns for “good reason,” he will be entitled to payment of his cash compensation (the sum of his then current annual base salary plus average annual bonus payable based on the three completed fiscal years prior to termination of employment) for a period of two (2) years. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Booth’s employment to more than 50 miles away without his consent.

Mr. Booth is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires. Mr. Booth’s restricted common stock and performance restricted stock units will become fully vested upon the occurrence of Mr. Booth’s death, disability, termination of employment without cause or resignation for good reason, or a “change in control” (as defined in the respective restricted stock agreement). In the event of a termination by us without cause or by Mr. Booth for good reason, benefits are grossed up to cover federal excise taxes. If Mr. Booth dies during the term of the employment agreement, his estate is entitled to a prorated bonus for the year of his death.

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

Mr. Stephenson’s current base salary is $262,700 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 60% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors.

In connection with this employment agreement, we issued Mr. Stephenson 60,000 shares of our restricted common stock on September 10, 2004, which vested 33 1/3% on each of January 1, 2005, January 1, 2006, and January 1, 2007. Dividends were paid on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to stockholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Stephenson 60,000 performance restricted stock units on September 10, 2004, which were fully vested as of as of December 31, 2006 because we had attained $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operation” (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Pursuant to the terms of Mr. Stephenson’s performance restricted stock unit agreement, he will not receive the vested shares attributable to his performance restricted stock units until the earlier of January 1, 2008, he is terminated without cause or quits for good reason (as defined in the performance restricted stock unit agreement), or his death or disability (as defined in performance restricted stock unit agreement).

If we terminate Mr. Stephenson’s employment without “cause” or if he resigns for “good reason,” he will be entitled to payment of his cash compensation (the sum of his then current annual base salary plus average annual bonus payable based on the three completed fiscal years prior to termination of employment) for a period of one and one half (1.5) years. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Stephenson’s employment to more than 50 miles away without his consent.

Mr. Stephenson is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires. Mr. Stephenson’s restricted common stock and performance restricted stock units will become fully vested upon the occurrence of Mr. Stephenson’s death, disability, termination of employment without cause or resignation for good reason, or a “change in control” (as defined in the respective restricted stock agreement). In the event of a termination by us without cause or by Mr. Stephenson for good reason, benefits are grossed up to cover federal excise taxes. If Mr. Stephenson dies during the term of the employment agreement, his estate is entitled to a prorated bonus for the year of his death.

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

Mr. Crabill’s current base salary is $253,400 per year, subject to increase by us and provides that he will be eligible for an annual bonus of up to 60% of his base salary based on criteria determined by the Compensation Committee of our Board of Directors.

In connection with this employment agreement, we issued Mr. Crabill 57,500 shares of our restricted common stock on September 10, 2004, which vested 33 1/3% on each of January 1, 2005, January 1, 2006, and January 1, 2007. Dividends were paid on unvested shares and a dividend equivalent per share was paid in an amount equal to the dividend per share payable to stockholders of record as of July 30, 2004. Also in connection with this employment agreement, we issued Mr. Crabill 57,500 performance restricted stock units on September 10, 2004, which were fully vested as of as of December 31, 2006 because we had attained $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations” (as defined in the agreement) for two (2) consecutive quarters. Dividend equivalents on vested performance restricted stock units are paid currently. Performance restricted stock units that have not become vested as of December 31, 2007 are forfeited. Pursuant to the terms of Mr. Crabill’s performance restricted stock unit agreement, he will not receive the vested shares attributable to his performance restricted stock units until the earlier of January 1, 2008, he is terminated without cause or quits for good reason (as defined in the performance restricted stock unit agreement), or his death or disability (as defined in performance restricted stock unit agreement).

If we terminate Mr. Crabill’s employment without “cause” or if he resigns for “good reason,” he will be entitled to payment of his cash compensation (the sum of his then current annual base salary plus average annual bonus payable based on the three completed fiscal years prior to termination of employment) for a period of one and one half (1.5) years. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Crabill’s employment to more than 50 miles away without his consent.

Mr. Crabill is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires. Mr. Crabill’s restricted common stock and performance restricted stock units will become fully vested upon the occurrence of Mr. Crabill’s death, disability, termination of employment without cause or resignation for good reason, or a “change in control” (as defined in the respective restricted stock agreement). In the event of a termination by us without cause or by Mr. Crabill for good reason, benefits are grossed up to cover federal excise taxes. If Mr. Crabill dies during the term of the employment agreement, his estate is entitled to a prorated bonus for the year of his death.

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

Option Grants/SAR Grants

No options or stock appreciation rights (“SARs”), were granted to the named executive officers during 2006.

Long-Term Incentive Plan

For the period from August 14, 1992, the date of commencement of our operations, through December 31, 2006, we have had no long-term incentive plans.

Defined Benefit or Actuarial Plan

For the period from August 14, 1992, the date of commencement of our operations, through December 31, 2006, we have had no pension plans.

DIRECTOR COMPENSATION

Name (A)	Fees earned or paid in cash ($ (1 (B	) ) )	Stock Awards ($ (C	) )	Option Awards ($ (D	) )	Non-Equity Incentive Plan Compensation ($ (E	) )	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (F	)	All Other Compensation ($ (G	) )	Total ($ (H	) )
Thomas F. Franke	$53,500		$27,582		$--		$--		$--		$--		$86,082
Harold J. Kloosterman	$69,000		$27,582		$--		$--		$--		$--		$103,082
Bernard J. Korman	$75,000		$52,762		$--		$--		$--		$--		$132,762
Edward Lowenthal	$57,500		$27,582		$--		$--		$--		$--		$90,082
Stephen D. Plavin	$67,500		$27,582		$--		$--		$--		$--		$100,082

(1)	This represents the fees earned in 2006 and includes amounts to be paid in 2007. The amount excludes amounts paid in 2006 but earned in 2005.

2006 Standard Compensation Arrangement for Directors. For the year ended December 31, 2006, our standard compensation arrangement for our Board of Directors provided that each non-employee director would receive a cash payment equal to $20,000 per year, payable in quarterly installments of $5,000. Each non-employee director also is entitled to receive a quarterly grant of shares of common stock equal to the number of shares determined by dividing the sum of $5,000 by the fair market value of the common stock on the date of each quarterly grant, currently set at February 15, May 15, August 15, and November 15. At the director’s option, the quarterly cash payment of director’s fees may be payable in shares of common stock. In addition, each non-employee director is entitled to receive fees equal to $1,500 per meeting for attendance at each regularly scheduled meeting of the Board of Directors. For each teleconference or called special meeting of the Board of Directors, each non-employee director receives $1,500 for meeting. The Chairman of the Board receives an annual payment of $25,000 for being Chairman and each Committee Chair received an annual payment of $5,000. In addition, we reimburse the directors for travel expenses incurred in connection with their duties as directors. Employee directors received no compensation for service as directors.

Under our standard compensation arrangement of directors, each non-employee director of our company receives awarded options with respect to 10,000 shares at the date the plan was adopted or upon their initial election as a director. For the fiscal year ended December 31, 2006, our standard compensation arrangement for directors provide that each non-employee director receives awarded an additional option grant with respect to 1,000 restricted shares on January 1 of each year they served as a director. All grants have been and will be at an exercise price equal to 100% of the fair market value of our common stock on the date of the grant. Non-employee director options and restricted stock vest ratably over a three-year period beginning the date of grant.

2007 Standard Compensation Arrangement for Directors. Effective January 1, 2007, we modified our standard compensation arrangement for directors to provide that each non-employee director would receive (i) a cash payment of $25,000, payable in quarterly installments of $6,250, (ii) a quarterly grant of shares of common stock equal to the number of shares determined by dividing the sum of $6,250 by the fair market value of the common stock on the date of each quarterly grant, currently set at February 15, May 15, August 15, and November 15, and (iii) restricted stock with respect to 1,500 shares on January 1 of each year they serve as a director (except that the chairman of the board will be awarded 2,500 restricted shares on January 1 of each year he serves as Chairman). In addition, the Chairman of the Board will receive an additional annual payment of $25,000, the Chairman of the Audit Committee will receive an additional $15,000, the Chairman of the Compensation Committee will receive an additional $10,000 and all other committee chairman will receive $7,000.

We will continue to pay each non-employee director fees equal to $1,500 per meeting for attendance at each regularly scheduled meeting of the Board of Directors. For each teleconference or called special meeting of the Board of Directors, each non-employee director will continue to receive $1,500 for meeting. In addition, each non-new employee director of our company will be awarded options with respect to 10,000 shares upon their initial election as a director.

All stock grants will be at an exercise price equal to 100% of the fair market value of our common stock on the date of the grant. Non-employee director options and restricted stock vest ratably over a three-year period beginning the date of grant.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our capital stock as of January 18, 2007 for:

•	each of our directors and the named executive officers appearing in the table under “Executive Compensation — Compensation of Executive Officers”; and

•	all persons known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable. The business address of the directors and executive officers is 9690 Deereco Road, Suite 100, Timonium, Maryland 21093.

	Common Stock			Series D Preferred
Beneficial Owner	Number of Shares		Percent of Class(1)	Number of Shares	Percent of Class(19)

C. Taylor Pickett	397,742	(2)	0.7%	—	—
Daniel J. Booth	122,889	(3)	0.2%	—	—
R. Lee Crabill, Jr.	101,667	(4)	0.2%	—	—
Robert O. Stephenson	136,458	(5)	0.2%	—	—
Thomas F. Franke	86,176	(6) (7)	0.1%	—	—
Harold J. Kloosterman	83,597	(8) (9)	0.1%	—	—
Bernard J. Korman	563,422	(10)	0.9%	—	—
Edward Lowenthal	40,968	(11)(12)	0.1%	—	—
Stephen D. Plavin	33,195	(13)	0.1%	—	—
Directors and executive officers as a group (9 persons)	1,566,114	(14)	2.6%	—	—
5% Beneficial Owners:

ING Clarion Real Estate Securities, L.P.	9,061,903	(15)	15.1%
Nomura Asset Management Co., LTD.	3,934,600	(16)	6.5%
The Vanguard Group, Inc.	3,461,503	(17)	5.8%
ING Groep N.V.	9,713,849	(18)	16.2%

(1)	Based on 60,098,695 shares of our common stock outstanding as of February 21, 2007.

(2)	Includes 125,000 shares of restricted common stock that vested on 12/31/06 based on achievement of $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations.”

(3)	Includes 75,000 shares of restricted common stock that vested on 12/31/06 based on achievement of $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations.”

(4)	Includes 57,500 shares of restricted common stock that vested on 12/31/06 based on achievement of $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations.”

(5)	Includes 60,000 shares of restricted common stock that vested on 12/31/06 based on achievement of $0.30 per share of common stock per fiscal quarter in “Adjusted Funds from Operations.”

(6)	Includes 47,141 shares owned by a family limited liability company (Franke Family LLC) of which Mr. Franke is a member.

(7)	Includes stock options that are exercisable within 60 days to acquire 4,668 shares.

(8)	Includes shares owned jointly by Mr. Kloosterman and his wife, and 10,827 shares held solely in Mr. Kloosterman’s wife’s name.

(9)	Includes stock options that are exercisable within 60 days to acquire 9,000 shares.

(10)	Includes stock options that are exercisable within 60 days to acquire 7,001 shares.

(11)	Includes 1,400 shares owned by his wife through an individual retirement account.

(12)	Includes stock options that are exercisable within 60 days to acquire 7,335 shares.

(13)	Includes stock options that are exercisable within 60 days to acquire 14,000 shares.

(14)	Includes stock options that are exercisable within 60 days to acquire 42,004 shares

(15)
Based on a Schedule 13G filed by ING Clarion Real Estate Securities, L. P. on February 12, 2007. ING Clarion Real Estate Securities, L.P. is located at 259 N. Radnor Chester Road, Suite 205 Radnor, PA 19087. Includes 4,801,428 shares of common stock over which ING Clarion Real Estate Securities, L.P. has sole voting power or power to direct the vote.

(16)
Based on a Schedule 13G filed by Nomura Asset Management Co., LTD. on February 12, 2007. Nomura Asset Management Co., LTD. is located at 1-12-1, Nihonbashi, Chuo-ku, Toyko, Japan 103-8260. Includes 3,934,600 shares of common stock over which Nomura Asset Management Co., LTD. has sole voting power or power to direct the vote.

(17)
Based on a Schedule 13G filed by The Vanguard Group, Inc. on February 14, 2007. The Vanguard Group, Inc. is located at 100 Vanguard Blvd. Malvern, PA 19355. Includes 85,883 shares of common stock over which The Vanguard Group, Inc. has sole voting power or power to direct the vote.

(18)
Based on a Schedule 13G filed by ING Groep N.V. on February 14, 2007. ING Groep N.V. is located at Amstelveenseweg 500, 1081 KL Amsterdam, The Netherlands. Includes 9,713,849 shares of common stock over which ING Groep N.V. has sole voting power or power to direct the vote.

(19)	Based on 4,739,500 shares of Series D preferred stock outstanding at February 21, 2007.

Additional information required by this item is incorporated by reference to our company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A and to Item 5 herein.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

There are no related party transactions requiring disclosure hereunder. Except for Mr. Pickett, all of the members of the Board of Directors meet the New York Stock Exchange listing standards for independence. There were no relevant transactions, relationships or arrangements for the Board of Directors’ consideration in making independence determinations with regard to these directors. While the Board of Directors has not adopted any categorical standards of independence, in making these independence determinations, the Board of Directors noted that no director other than Mr. Pickett (a) received direct compensation from our company other than director annual retainers and meeting fees, (b) had any relationship with our company or a third party that would preclude independence, or (c) had any business relationship with our company and its management, other than as a director of our company. Each of the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meets the New York Stock Exchange listing standards for independence.

Item 14 - Principal Accounting Fees and Services

Relationship with Independent Auditors

Independent Auditors

Ernst & Young LLP audited our financial statements for each of the years ended December 31, 2004, 2005 and 2006.

Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our company’s annual financial statements for the fiscal years 2005 and 2006 and fees billed for other services rendered by Ernst & Young LLP during those periods, all of which were pre-approved by the Audit Committee.

Year Ended December 31,	2005	2006

Audit Fees	$629,000	$1,475,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	6,000	6,000
Total	$635,000	$1,481,000

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered to our company for the audit of our company’s annual financial statements for fiscal years 2005 and 2006, the audit of the effectiveness of our company’s internal control over financial reporting related to Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal years 2005 and 2006, the reviews of the financial statements included in our company’s Forms 10-Q for fiscal years 2005 and 2006, and services relating to securities and other filings with the SEC, including comfort letters and consents, were approximately $629,000 and $1,475,000, respectively. Audit fees in 2006 also included approximately $800,000 of fees billed by Ernst & Young LLP related to the restatement of our Form 10-K for the three-year period ended December 31, 2005 and Forms 10-Qs for the periods ended March 31, 2006 and June 30, 2006.

Audit Related Fees

Ernst & Young LLP was not engaged to perform services for our company relating to due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, or consultation concerning financial accounting and reporting standards for fiscal years 2005 and 2006.

Tax Fees

Ernst & Young LLP was not engaged to perform services to our company relating to tax compliance, tax planning and tax advice for fiscal years 2005 and 2006, respectively.

All Other Fees

The aggregate fees billed by Ernst & Young LLP for professional services to our company rendered other than as stated under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for fiscal years 2005 and 2006 were approximately $6,000 and $6,000, respectively.

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

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III - Real Estate and Accumulated Depreciation	F-37
Schedule IV - Mortgage Loans on Real Estate	F-38

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

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on internal control over financial reporting.

/s/ Ernst & Young LLP

McLean, Virginia
February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Omega Healthcare Investors, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, included in Item 9A of Omega Healthcare Investors, Inc.’s (“Omega”) Annual Report on Form 10-K, that Omega did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness described in the fifth paragraph below, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Omega’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Omega’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2006, Omega lacked sufficient internal control processes, procedures, and personnel resources necessary to address accounting for certain complex and non-routine transactions and as a result, the accounting for certain of these transactions was not performed correctly or on a timely basis. Accordingly, errors were made in accounting for financial instruments, income taxes, and rental revenues. These errors were recorded and disclosed in the restated quarterly consolidated financial statements for the three-month period ended March 31, 2006 and the three-month and six-month periods ended June 30, 2006 included in Form 10-Q/A, and in the restated consolidated financial statements for the year ended December 31, 2005 included in Form 10-K/A, filed on December 14, 2006 with the Securities and Exchange Commission. Until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by Omega’s controls in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 22, 2007, on those consolidated financial statements.

In our opinion, management’s assessment that Omega Healthcare Investors, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Omega Healthcare Investors, Inc has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia
February 22, 2007

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2006	2005
ASSETS
Real estate properties
Land and buildings at cost	$1,237,165	$990,492
Less accumulated depreciation	(188,188)	(156,198)
Real estate properties - net	1,048,977	834,294
Mortgage notes receivable - net	31,886	104,522
	1,080,863	938,816
Other investments - net	22,078	28,918
	1,102,941	967,734
Assets held for sale - net	3,568	5,821
Total investments	1,106,509	973,555

Cash and cash equivalents	729	3,948
Restricted cash	4,117	5,752
Accounts receivable - net	51,194	15,018
Other assets	12,821	37,769
Total assets	$1,175,370	$1,036,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$150,000	$58,000
Unsecured borrowings	484,731	505,429
Other long-term borrowings	41,410	2,800
Accrued expenses and other liabilities	28,037	25,315
Income tax liabilities	5,646	3,299
Operating liabilities for owned properties	92	256
Total liabilities	709,916	595,099

Stockholders’ equity:
Preferred stock issued and outstanding - 4,740 shares Class D with an aggregate liquidation preference of $118,488	118,488	118,488
Common stock $.10 par value authorized - 100,000 shares: Issued and outstanding - 59,703 shares in 2006 and 56,872 shares in 2005	5,970	5,687
Common stock and additional paid-in-capital	694,207	657,920
Cumulative net earnings	292,766	237,069
Cumulative dividends paid	(602,910)	(536,041)
Cumulative dividends - redemption	(43,067)	(43,067)
Unamortized restricted stock awards	—	(1,167)
Accumulated other comprehensive income	—	2,054
Total stockholders’ equity	465,454	440,943
Total liabilities and stockholders’ equity	$1,175,370	$1,036,042

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,
	2006	2005	2004
Revenues
Rental income	$127,072	$95,439	$69,746
Mortgage interest income	4,402	6,527	13,266
Other investment income - net	3,687	3,219	3,129
Miscellaneous	532	4,459	831
Total operating revenues	135,693	109,644	86,972
Expenses
Depreciation and amortization	32,113	23,856	18,842
General and administrative	13,744	8,587	8,841
Provision for impairment on real estate properties	-	-	-
Provisions for uncollectible mortgages, notes and accounts receivable	792	83	-
Leasehold expiration expense	-	1,050	-
Total operating expenses	46,649	33,576	27,683

Income before other income and expense	89,044	76,068	59,289
Other income (expense):
Interest and other investment income	413	220	122
Interest expense	(42,174)	(29,900)	(23,050)
Interest - amortization of deferred financing costs	(1,952)	(2,121)	(1,852)
Interest - refinancing costs	(3,485)	(2,750)	(19,106)
Gain on sale of equity securities	2,709	-	-
Gain on investment restructuring	3,567	-	-
Provisions for impairment on equity securities	-	(3,360)	-
Litigation settlements and professional liability claims	-	1,599	(3,000)
Change in fair value of derivatives	9,079	(16)	1,361
Total other expense	(31,843)	(36,328)	(45,525)

Income before gain on assets sold	57,201	39,740	13,764
Gain from assets sold - net	1,188	-	-
Income from continuing operations before income taxes	58,389	39,740	13,764
Provision for income taxes	(2,347)	(2,385)	(393)
Income from continuing operations	56,042	37,355	13,371
(Loss) income from discontinued operations	(345)	1,398	6,775
Net income	55,697	38,753	20,146
Preferred stock dividends	(9,923)	(11,385)	(15,807)
Preferred stock conversion and redemption charges	-	(2,013)	(41,054)
Net income (loss) available to common	$45,774	$25,355	$(36,715)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.79	$0.46	$(0.96)
Net income (loss)	$0.78	$0.49	$(0.81)
Diluted:
Income (loss) from continuing operations	$0.79	$0.46	$(0.96)
Net income (loss)	$0.78	$0.49	$(0.81)

Dividends declared and paid per common share	$0.96	$0.85	$0.72

Weighted-average shares outstanding, basic	58,651	51,738	45,472
Weighted-average shares outstanding, diluted	58,745	52,059	45,472

Components of other comprehensive income:
Net income	$55,697	$38,753	$20,146
Unrealized gain (loss) on common stock investment	1,580	1,384	(1,224)
Reclassification adjustment for gains on common stock investment	(1,740)	-	-
Reclassification adjustment for gains on preferred stock investment	(1,091)	-	-
Unrealized (loss) gain on preferred stock investmentand hedging contracts - net	(803)	(1,258)	7,607
Total comprehensive income	$53,643	$38,879	$26,529
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(in thousands, except per share amounts)
	Common Stock Par Value	Additional Paid-in Capital	Preferred Stock	Cumulative Net Earnings

Balance at December 31, 2003 (37,291 common shares)	3,729	481,467	212,342	178,170
Issuance of common stock:
Grant of restricted stock (318 shares at $10.54 per share)	—	3,346	—	—
Amortization of restricted stock	—	—	—	—
Dividend reinvestment plan (16 shares at $9.84 per share)	2	157	—	—
Exercised options (1,190 shares at an average exercise price of $2.775 per share)	119	(403)	—	—
Grant of stock as payment of directors fees (10 shares at an average of $10.3142 per share)	1	101	—	—
Equity offerings (2,718 shares at $9.85 per share)	272	23,098	—	—
Equity offerings (4,025 shares at $11.96 per share)	403	45,437	—	—
Net income for 2004	—	—	—	20,146
Purchase of Explorer common stock (11,200 shares).	(1,120)	(101,025)	—	—
Common dividends paid ($0.72 per share).	—	—	—	—
Issuance of Series D preferred stock (4,740 shares).	—	(3,700)	118,488	—
Series A preferred redemptions.	—	2,311	(57,500)	—
Series C preferred stock conversions.	1,676	103,166	(104,842)	—
Series C preferred stock redemptions	—	38,743	—	—
Preferred dividends paid (Series A of $1.156 per share, Series B of $2.156 per share and Series D of $1.518 per share)	—	—	—	—
Reclassification for realized loss on sale of interest rate cap	—	—	—	—
Unrealized loss on Sun common stock investment	—	—	—	—
Unrealized gain on Advocat securities	—	—	—	—

Balance at December 31, 2004 (50,824 common shares)	5,082	592,698	168,488	198,316
Issuance of common stock:
Grant of restricted stock (7 shares at $11.03 per share)	—	77	—	—
Amortization of restricted stock	—	—	—	—
Vesting of restricted stock (grants 66 shares)	7	(521)	—	—
Dividend reinvestment plan (573 shares at $12.138 per share)	57	6,890	—	—
Exercised options (218 shares at an average exercise price of $2.837 per share)	22	(546)	—	—
Grant of stock as payment of directors fees (9 shares at an average of $11.735 per share)	1	99	—	—
Equity offerings (5,175 shares at $11.80 per share)	518	57,223	—	—
Net income for 2005	—	—	—	38,753
Common dividends paid ($0.85 per share).	—	—	—	—
Series B preferred redemptions.	—	2,000	(50,000)	—
Preferred dividends paid (Series B of $1.090 per share and Series D of $2.0938 per share)	—	—	—	—
Reclassification for realized loss on Sun common stock investment	—	—	—	—
Unrealized loss on Sun common stock investment	—	—	—	—
Unrealized gain on Advocat securities	—	—	—	—

Balance at December 31, 2005 (56,872 common shares)	5,687	657,920	118,488	237,069
Impact of adoption of FAS No. 123(R)	—	(1,167)	—	—
Issuance of common stock:
Grant of restricted stock (7 shares at $12.59 per share)	1	(1)	—	—
Amortization of restricted stock	—	4,517	—	—
Vesting of restricted stock (grants 90 shares)	9	(247)	—	—
Dividend reinvestment plan (2,558 shares at $12.967 per share)	256	32,840	—	—
Exercised options (170 shares at an average exercise price of $2.906 per share)	17	446	—	—
Grant of stock as payment of directors fees (6 shares at an average of $12.716 per share)	—	77	—	—
Costs for 2005 equity offerings	—	(178)	—	—
Net income for 2006	—	—	—	55,697
Common dividends paid ($0.96 per share).	—	—	—	—
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—
Reclassification for realized gain on Sun common stock investment	—	—	—	—
Unrealized gain on Sun common stock investment	—	—	—	—
Reclassification for unrealized gain on Advocat securities	—	—	—	—
Unrealized loss on Advocat securities	—	—	—	—

Balance at December 31, 2006 (59,703 common shares)	$5,970	$694,207	$118,488	$292,766
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(in thousands, except per share amounts)
	Cumulative Dividends	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2003 (37,291 common shares)	(431,123)	—	(4,455)	440,130
Issuance of common stock:
Grant of restricted stock (318 shares at $10.54 per share)	—	(3,346)	—	—
Amortization of restricted stock	—	1,115	—	1,115
Dividend reinvestment plan (16 shares)	—	—	—	159
Exercised options (1,190 shares at an average exercise price of $2.775 per share)	—	—	—	(284)
Grant of stock as payment of directors fees (10 shares at an average of $10.3142 per share)	—	—	—	102
Equity offerings (2,718 shares)	—	—	—	23,370
Equity offerings (4,025 shares)	—	—	—	45,840
Net income for 2004	—	—	—	20,146
Purchase of Explorer common stock (11,200 shares).	—	—	—	(102,145)
Common dividends paid ($0.72 per share).	(32,151)	—	—	(32,151)
Issuance of Series D preferred stock (4,740 shares)	—	—	—	114,788
Series A preferred stock redemptions	(2,311)	—	—	(57,500)
Series C preferred stock conversions	—	—	—	—
Series C preferred stock redemptions	(38,743)	—	—	—
Preferred dividends paid (Series A of $1.156 per share, Series B of $2.156 per share and Series D of $1.518 per share)	(17,018)	—	—	(17,018)
Reclassification for realized loss on sale of interest rate cap	—	—	6,014	6,014
Unrealized loss on Sun common stock investment	—	—	(2,783)	(2,783)
Unrealized gain on Advocat securities	—	—	3,152	3,152

Balance at December 31, 2004 (50,824 common shares)	(521,346)	(2,231)	1,928	442,935
Issuance of common stock:
Grant of restricted stock (7 shares at $11.03 per share)	—	(77)	—	—
Amortization of restricted stock	—	1,141	—	1,141
Vesting of restricted stock (grants 66 shares)	—	—	—	(514)
Dividend reinvestment plan (573 shares at $12.138 per share)	—	—	—	6,947
Exercised options (218 shares at an average exercise price of $2.837 per share)	—	—	—	(524)
Grant of stock as payment of directors fees (9 shares at an average of $11.735 per share)	—	—	—	100
Equity offerings (5,175 shares at $11.80 per share)	—	—	—	57,741
Net income for 2005	—	—	—	38,753
Common dividends paid ($0.85 per share).	(43,645)	—	—	(43,645)
Series B preferred redemptions.	(2,013)	—	—	(50,013)
Preferred dividends paid (Series B of $1.090 per share and Series D of $2.0938 per share)	(12,104)	—	—	(12,104)
Reclassification for realized loss on Sun common stock investment	—	—	3,360	3,360
Unrealized loss on Sun common stock investment	—	—	(1,976)	(1,976)
Unrealized loss on Advocat securities	—	—	(1,258)	(1,258)

Balance at December 31, 2005 (56,872 common shares)	(579,108)	(1,167)	2,054	440,943
Impact of adoption of FAS No. 123(R)	—	1,167	—	—
Issuance of common stock:
Grant of restricted stock (7 shares at $12.590 per share)	—	—	—	—
Amortization of restricted stock	—	—	—	4,517
Vesting of restricted stock (grants 90 shares)	—	—	—	(238)
Dividend reinvestment plan (2,558 shares at $12.967 per share)	—	—	—	33,096
Exercised options (170 shares at an average exercise price of $2.906 per share)	—	—	—	463
Grant of stock as payment of directors fees (6 shares at an average of $12.716 per share)	—	—	—	77
Costs for 2005 equity offerings	—	—	—	(178)
Net income for 2006	—	—	—	55,697
Common dividends paid ($0.96 per share).	(56,946)	—	—	(56,946)
Preferred dividends paid (Series D of $2.094 per share)	(9,923)	—	—	(9,923)
Reclassification for realized gain on Sun common stock investment	—	—	(1,740)	(1,740)
Unrealized gain on Sun common stock investment	—	—	1,580	1,580
Reclassification for unrealized gain on Advocat securities	—	—	(1,091)	(1,091)
Unrealized loss on Advocat securities	—	—	(803)	(803)

Balance at December 31, 2006 (59,703 common shares)	$(645,977)	$—	$—	$465,454
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2006	2005	2004
Cash flow from operating activities
Net income	$55,697	$38,753	$20,146
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	32,263	25,277	21,551
Provisions for impairment (including amounts in discontinued operations)	541	9,617	—
Provisions for uncollectible mortgages, notes and accounts receivable (including amounts in discontinued operations)	944	83	—
Provision for impairment on equity securities	—	3,360	—
Income from accretion of marketable securities to redemption value	(1,280)	(1,636)	(810)
Refinancing costs	3,485	2,750	19,106
Amortization for deferred finance costs	1,952	2,121	1,852
(Gain) loss on assets and equity securities sold - net (incl. amounts in discontinued operations)	(4,063)	(7,969)	(3,358)
Gain on investment restructuring	(3,567)	—	—
Restricted stock amortization expense	4,517	1,141	1,115
Adjustment of derivatives to fair value	(9,079)	16	(1,361)
Other	(61)	(1,521)	(55)
Net change in accounts receivable	(64)	2,150	(742)
Net change in straight-line rent	(6,158)	(5,284)	(4,136)
Net change in lease inducement	(19,965)	—	—
Net change in other assets	2,558	4,075	(72)
Net change in income tax liabilities	2,347	2,385	394
Net change in other operating assets and liabilities	2,744	(1,252)	2,028
Net cash provided by operating activities	62,811	74,066	55,658

Cash flow from investing activities
Acquisition of real estate	(178,906)	(248,704)	(114,214)
Placement of mortgage loans	—	(61,750)	(6,500)
Proceeds from sale of stock	7,573	—	480
Proceeds from sale of real estate investments	2,406	60,513	5,672
Capital improvements and funding of other investments	(6,806)	(3,821)	(5,606)
Proceeds from other investments and assets held for sale - net	37,937	6,393	9,145
Investments in other investments- net	(34,445)	(9,574)	(3,430)
Collection of mortgage principal	10,886	61,602	8,226
Net cash used in investing activities	(161,355)	(195,341)	(106,227)

Cash flow from financing activities
Proceeds from credit line borrowings	262,800	387,800	157,700
Payments of credit line borrowings	(170,800)	(344,800)	(319,774)
Payment of re-financing related costs	(3,194)	(7,818)	(16,591)
Proceeds from long-term borrowings	39,000	223,566	261,350
Payments of long-term borrowings	(390)	(79,688)	(350)
Payment to Trustee to redeem long-term borrowings	—	(22,670)	—
Proceeds from sale of interest rate cap	—	—	3,460
Receipts from Dividend Reinvestment Plan	33,096	6,947	262
Receipts/(payments) for exercised options - net	225	(1,038)	(387)
Dividends paid	(66,869)	(55,749)	(49,169)
Redemption of preferred stock	—	(50,013)	(57,500)
Proceeds from preferred stock offering	—	—	12,643
Proceeds from common stock offering	—	57,741	69,210
Payment on common stock offering	(178)	(29)	—
Other	1,635	(1,109)	(1,296)
Net cash provided by financing activities	95,325	113,140	59,558

(Decrease) increase in cash and cash equivalents	(3,219)	(8,135)	8,989
Cash and cash equivalents at beginning of year	3,948	12,083	3,094
Cash and cash equivalents at end of year	$729	$3,948	$12,083
Interest paid during the year	$34,995	$31,354	$19,150
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”). From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care nursing homes, assisted living facilities and rehabilitation hospitals. At December 31, 2006, we have investments in 239 healthcare facilities located throughout the United States.

Consolidation

Our consolidated financial statements include the accounts of Omega and all direct and indirect wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), addresses the consolidation by business enterprises of VIEs. We consolidate all VIEs for which we are the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46R requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

In accordance with FIN 46R, we determined that we were the primary beneficiary of one VIE beginning in 2006. This VIE is derived from a financing relationship entered into between Omega and one company that is engaged in the ownership and rental of six skilled nursing facilities (“SNFs”) and one assisted living facility (“ALF”). The consolidation of the VIE as of December 31, 2006 resulted in an increase in our consolidated total assets (primarily real estate) of $37.5 million and liabilities (primarily indebtedness) of approximately $39 million and a decrease in stockholders’ equity of approximately $1.5 million. The creditors of the VIE do not have recourse to our assets.

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

Restated Financial Data

On December 14, 2006, we filed a Form 10-K/A, which amended our previously filed Form 10-K for fiscal year 2005. Contained within that Form 10-K/A were restated consolidated financial statements for the three years ended December 31, 2005. The restatements corrected errors in previously reported amounts related to income tax matters and to certain debt and equity investments in Advocat Inc. (“Advocat”), as well as to the recording of certain straight-line rental income. Amounts reflected herein were derived from the restated financial information rather than the 2005 Form 10-K, which had been filed with the SEC on February 17, 2006 and mailed to shareholders shortly thereafter. Similarly, on December 14, 2006, we filed Forms 10-Q/A amending the previously filed consolidated financial statements for the first and second quarters of fiscal 2006.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the years ended December 31, 2006, 2005, and 2004 we recognized impairment losses of $0.5 million, $9.6 million and $0.0 million, respectively, including amounts classified within discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable. When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes these indicators are permanent, then the loan is written down to the present value of the expected future cash flows. In cases where expected future cash flows cannot be estimated, the loan is written down to the fair value of the collateral. The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. We recorded loan impairments of $0.9 million, $0.1 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

      In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, we currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 5 - Other Investments). At December 31, 2006 and 2005, we had notes receivable totaling $0.0 million and $1.8 million, respectively, which were determined to be impaired.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash consists primarily of funds escrowed for tenants’ security deposits required by us pursuant to certain contractual terms (see Note 7 - Lease and Mortgage Deposits).

Accounts Receivable

Accounts receivable consists primarily of amounts due under lease and mortgage agreements. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items. On a monthly basis, we review the contractual payment versus actual cash payment received and the contractual payment due date versus actual receipt date. When management identifies delinquencies, a judgment is made as to the amount of provision, if any, that is needed.

Recognizing rental income on a straight-line basis results in recognized revenue exceeding contractual amounts due from our tenants. Such cumulative excess amounts are included in accounts receivable and were $20.0 million and $13.8 million, net of allowances, at December 31, 2006 and 2005, respectively. In the case of a lease recognized on a straight-line basis, we will generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of adverse collectibility are present (e.g., lessee payment delinquencies, bankruptcy indicators, etc.). At December 31, 2006 and 2005, the allowance for straight-line accounts receivable was $7.2 million and $6.7 million, respectively.

Investments in Debt and Equity Securities

Marketable securities classified as available-for-sale are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on securities held as available-for-sale are included in other income. The cost of securities sold is based on the specific identification method. If events or circumstances indicate that the fair value of an investment has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, during the year ended December 31, 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. (“Sun”) common stock to its then current fair market value. During the year ended December 31, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

We record dividend and accretion income on preferred stock based upon whether the amount and timing of collections are both probable and reasonably estimable. We recognize accretion income on a prospective basis using the effective interest method to the redemption date of the security.

Our investment in Advocat Series B preferred stock was classified as an available-for-sale security. The face value plus the value of the accrued dividends, which had previously been written down to zero due to impairment, were accreted into income ratably through the Omega redemption date (September 30, 2007). The cumulative amount recognized as income was limited to the fair market value of the preferred stock. The difference between the fair market value of the preferred stock and the accretive value of the security was recorded as other comprehensive income on the balance sheet. The Advocat Series B preferred stock was exchanged for the Advocat Series C preferred stock on October 20, 2006. See Note 5 - Other Investments.

 OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

      At December 31, 2006, we had one preferred stock investment security (i.e., Series C preferred shares of Advocat, a publicly traded company). This security is classified as a held-to-maturity security and was acquired in the Advocat restructuring. It was initially recorded at fair value and will be accreted to its mandatory redemption value. See Note 5 - Other Investments.

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

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the terms of the related borrowings which approximate the effective interest method. Amortization of financing costs totaling $2.0 million, $2.1 million and $1.9 million in 2006, 2005 and 2004, respectively, is classified as “interest - amortization of deferred financing costs” in our audited consolidated statements of operations. When financings are terminated, unamortized amounts paid, as well as, charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented as interest expense within income from continuing operations in the accompanying consolidated financial statements.

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

Gains or losses on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The specific timing of the recognition of the sale and the related gain or loss is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold. To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Assets Held for Sale and Discontinued Operations

When a formal plan to sell real estate is adopted the real estate is classified as "assets held for sale," with the net carrying amount adjusted to the lower of cost or estimated fair value, less cost of disposal. Depreciation of the facilities is excluded from operations after management has committed to a plan to sell the asset. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets sold or designated as held for sale are reported as discontinued operations in our financial statements for all periods presented. We had six assets held for sale as of December 31, 2006 with a combined net book value of $3.6 million.

OMEGA HEALTHCARE INVESTORS, INC
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

At December 31, 2005, we had one derivative instrument accounted for at fair value resulting from the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company, to convert that security into Advocat common stock at a fixed exchange rate. On October 20, 2006, we restructured our relationship with Advocat (the “Second Advocat Restructuring”) such that we no longer own the redeemable convertible preferred stock security in Advocat. As a result, at December 31, 2006, we had no derivative instruments.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options, restricted stock and for fiscal year 2004, the conversion of our Series C preferred stock.

Federal and State Income Taxes

So long as we qualify as a REIT, we will not be subject to Federal income taxes on our income. We have accrued a tax liability relating to potential “related party tenant” issues (see Note 10 - Taxes). To the extent that we have foreclosure income from our owned and operated assets, we will incur federal tax at a rate of 35%. To date, our owned and operated assets have generated losses, and therefore, no provision for federal income tax is necessary. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had a net operating loss carry-forward as of December 31, 2006 of $12 million. This loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

Stock-Based Compensation

Our company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. Through December 31, 2005, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense was not recognized for these stock option grants. We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”) on January 1, 2006. Accordingly, beginning in 2006, the grant date fair value of stock options granted is recognized as compensation cost over the vesting period. No stock options were granted in 2006.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires certain disclosures related to our stock-based compensation arrangements.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS No. 123R to our stock-based compensation granted prior to January 1, 2006.

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income (loss) to common stockholders	$45,774	$25,355	$(36,715)
Add: Stock-based compensation expense included in net income (loss) to common stockholders	4,517	1,141	1,115
	50,291	26,496	(35,600)
Less: Stock-based compensation expense determined under the fair value based method for all awards	4,517	1,319	1,365
Pro forma net income (loss) to common stockholders	$45,774	$25,177	$(36,965)

Earnings per share:
Basic, as reported	$0.78	$0.49	$(0.81)
Basic, pro forma	$0.78	$0.49	$(0.81)
Diluted, as reported	$0.78	$0.49	$(0.81)
Diluted, pro forma	$0.78	$0.48	$(0.81)

No stock options were issued during 2006 and 2005. For options issued during 2004 and prior years, fair value was calculated on the grant dates using the Black-Scholes options-pricing model with the following assumptions.

Significant Weighted-Average Assumptions:
Risk-free Interest Rate at time of Grant	2.50%
Expected Stock Price Volatility	3.00%
Expected Option Life in Years (a)	4
Expected Dividend Payout	5.00%
(a) Expected life is based on contractual expiration dates

Effects of Recently Issued Accounting Standards

FAS 123R Adoption

In December 2004, the FASB issued FAS No. 123R which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. We adopted FAS No. 123R on January 1, 2006 using the modified prospective transition method. The recorded expense in 2006 as a result of this adoption was $3 thousand.

FIN 48 Evaluation

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 will require expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adoption of FIN 48 on our financial statements.

FAS 157 Evaluation

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. Provisions of FAS No. 157 are required to be applied prospectively as of the beginning of the fiscal year in which FAS No. 157 is applied. We are evaluating the impact that FAS No. 157 will have on our financial statements.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to the 2006 presentation.

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 228 long-term care facilities and two rehabilitation hospitals at December 31, 2006, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are typically subject to annual increases based upon the lesser of a fixed amount or increases derived from changes in CPI. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2006	2005
	(in thousands)
Buildings	$1,166,010	$934,341
Land	71,155	56,151
	1,237,165	990,492
Less accumulated depreciation	(188,188)	(156,198)
Total	$1,048,977	$834,294

The future minimum estimated rents due for the remainder of the initial terms of the leases are as follows:

(in thousands)
2007	$133,958
2008	132,868
2009	134,454
2010	134,322
2011	124,632
Thereafter	404,852
$1,065,086

Below is a summary of the significant lease transactions that occurred in 2006.

Advocat, Inc.

On October 20, 2006, we restructured our relationship with Advocat (the “Second Advocat Restructuring”) by entering into a Restructuring Stock Issuance and Subscription Agreement with Advocat (the “2006 Advocat Agreement”). Pursuant to the 2006 Advocat Agreement, we exchanged the Advocat Series B preferred stock and subordinated note issued to us in November 2000 in connection with a restructuring because Advocat was in default on its obligations to us (the “Initial Advocat Restructuring”) for 5,000 shares of Advocat’s Series C non-convertible, redeemable (at our option after September 30, 2010) preferred stock with a face value of approximately $4.9 million and a dividend rate of 7% payable quarterly, and a secured non-convertible subordinated note in the amount of $2.5 million maturing September 30, 2007 and bearing interest at 7% per annum. As part of the Second Advocat Restructuring, we also amended our Consolidated Amended and Restated Master Lease by and between one of its subsidiaries, as lessor, and a subsidiary of Advocat, as lessee, to commence a new 12-year lease term through September 30, 2018 (with a renewal option for an additional 12 year term) and Advocat agreed to increase the master lease annual rent by approximately $687,000 to approximately $14 million commencing on January 1, 2007.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Second Advocat Restructuring has been accounted for as a new lease in accordance with FASB Statement No. 13, Accounting for Leases (“FAS No. 13”) and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases (“FASB TB No. 88-1”). The fair value of the assets exchanged in the restructuring (i.e., the Series B non-voting redeemable convertible preferred stock and the secured convertible subordinated note, with a fair value of $14.9 million and $2.5 million, respectively, at October 20, 2006) in excess of the fair value of the assets received (the Advocat Series C non-convertible redeemable preferred stock and the secured non-convertible subordinated note, with a fair value of $4.1 million and $2.5 million, respectively, at October 20, 2006) have been recorded as a lease inducement asset of approximately $10.8 million in the fourth quarter of 2006 and is included in accounts receivable - net on our consolidated balance sheet. The $10.8 million lease inducement asset will be amortized as a reduction to rental income on a straight-line basis over the term of the new master lease. The exchange of securities also resulted in a gain in the fourth quarter of 2006 of approximately $3.6 million representing: (i) the fair value of the secured convertible subordinated note of $2.5 million, previously reserved; and (ii) the realization of the gain on investments previously classified as other comprehensive income of approximately $1.1 million relating to the Series B non-voting redeemable convertible preferred stock.

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

In accordance with FASB Statement No. 13, Accounting Leases (“FAS No. 13”) and FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases (“FASB TB No. 88-1”), $19.2 million of the $25.0 million transaction amount will be accounted for as a lease inducement and is classified within accounts receivable - net on our consolidated balance sheets. The lease inducement will be amortized as a reduction to rental income on a straight-line basis over the term of the new master lease. The remaining payment to Guardian of $5.8 million will be allocated to the purchase of the Pennsylvania SNF.

Litchfield Transaction

On August 1, 2006, we completed a transaction with Litchfield Investment Company, LLC and its affiliates (“Litchfield”) to purchase 30 SNFs and one independent living center for a total investment of approximately $171 million. The facilities total 3,847 beds and are located in the states of Colorado (5), Florida (7), Idaho (1), Louisiana (13), and Texas (5). The facilities were subject to master leases with three national healthcare providers, which are existing tenants of the Company. The tenants are Home Quality Management, Inc. (“HQM”), Nexion Health, Inc. (“Nexion”), and Peak Medical Corporation, which was acquired by Sun Healthcare Group, Inc. (“Sun”) in December of 2005.

Simultaneously with the close of the purchase transaction, the seven HQM facilities were combined into an Amended and Restated Master Lease containing 13 facilities between us and HQM. In addition, the 18 Nexion facilities were combined into an Amended and Restated Master Lease containing 22 facilities between us and Nexion.

We entered into a Master Lease, Assignment and Assumption Agreement with Litchfield on the six Sun facilities. These six facilities are currently under a master lease that expires on September 30, 2007. A portion of the acquisition price totaling $1.6 million was allocated to a lease intangible associated with our assumption of the Sun lease. This amount is being amortized as an increase to rental income over the remaining term of the lease which ends September 30, 2007.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Haven Eldercare, LLC

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

In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements. The consolidation resulted in the following changes to our consolidated balance sheet as of December 31, 2006: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $1.6 million; (3) an increase in accounts receivable-net of $0.1 million relating to straight-line rent; (4) an increase in other long-term borrowings of $39.0 million; and (5) a reduction of $1.5 million in cumulative net earnings for the twelve months ended December 31, 2006 due to the increased depreciation expense offset by straight-line rental revenue. General Electric Capital Corporation and Haven’s other creditors do not have recourse to our assets. We have an option to purchase the mortgaged facilities for a fixed price in 2012. Our results of operations reflect the effects of the consolidation of this entity, which is being accounted for similarly to our other purchase-leaseback transactions.

Acquisitions

The table below summarizes the acquisitions completed during the years ended December 31, 2006 and 2005. The purchase price includes estimated transaction costs. The amount allocated to land, buildings, and below-market lease liability was $15.2 million, $163.6 million and $1.6 million, respectively, for the 2006 acquisitions and $19.7 million, $246.8 million and $0 million, respectively, for the 2005 acquisitions.

2006 Acquisitions
100% Interest Acquired	Acquisition Date	Purchase Price ($000’s)

Thirty one facilities in CO, FL, ID, LA, TX	August 1, 2006	$171,400
One Facility in PA	September 1, 2006	5,800

2005 Acquisitions
100% Interest Acquired	Acquisition Date	Purchase Price ($000’s	)

Thirteen facilities in OH	January 13, 2005	$79,300
Two facilities in TX	June 1, 2005	9,500
Five facilities in PA and OH	June 28, 2005	49,600
Three facilities in TX	November 1, 2005	12,800
Eleven facilities in OH	December 16, 2005	115,300

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The acquired properties are included in our results of operations from the respective date of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year of the acquisition and the immediately preceding year. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made.

	Pro forma Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amount, unaudited)

Revenues	$146,683	$145,369	$116,344
Net income	$56,862	$42,110	$24,232

Earnings per share - pro forma:
Earnings (loss) per share - Basic	$0.80	$0.55	$(0.72)
Earnings (loss) per share - Diluted	$0.80	$0.55	$(0.72)

Assets Sold or Held for Sale

•
We had six assets held for sale as of December 31, 2006 with a net book value of approximately $3.6 million. We had eight assets held for sale as of December 31, 2005 with a combined net book value of $5.8 million, which includes a reclassification of five assets with a net book value of $4.6 million that were sold or reclassified as held for sale during 2006.

•
During the three months ended March 31, 2006, a $0.1 million provision for impairment charge was recorded to reduce the carrying value to its sales price of one facility that was under contract to be sold that was subsequently sold during the second quarter of 2006. During the three months ended December 31, 2006, a $0.4 million impairment charge was recorded to reduce the carrying value of two facilities, currently under contract to be sold in the first quarter of 2007, to their respective sales price.

•
During the year ended December 31, 2005, a combined $9.6 million provision for impairment charge was recorded to reduce the carrying value on several facilities, some of which were subsequently closed, to their estimated fair values.

2006 Asset Sales

•	For the three-month period ending December 31, 2006, we sold an ALF in Ohio resulting in an accounting gain of approximately $0.4 million.
•	For the three-month period ending June 30, 2006, we sold two SNFs in California resulting in an accounting loss of approximately $0.1 million.
•	For the three-month period ending March 31, 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million.

2005 and 2004 Asset Sales

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

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other 2005 and 2004 Asset Sales

•	In November 2005, we sold a SNF in Florida for net cash proceeds of approximately $14.1 million, resulting in a gain of approximately $5.8 million.
•	In August 2005, we sold 50.4 acres of undeveloped land, located in Ohio, for net cash proceeds of approximately $1 million. The sale resulted in a gain of approximately $0.7 million.
•
In March 2005, we sold three facilities, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6 million, net of closing costs and other expenses.

•	During 2004, we sold six closed facilities, realizing proceeds of approximately $5.7 million, net of closing costs and other expenses, resulting in a net gain of approximately $3.3 million.

In accordance with SFAS No. 144, all related revenues and expenses as well as the realized gains, losses and provisions for impairment from the above mentioned facilities are included within discontinued operations in our consolidated statements of operations for their respective time periods. In addition, facilities not previously classified as held for sale as of December 31, 2005, that have been sold or classified as held for sale during 2006, have been reclassified to held for sale on our consolidated balance sheet as of December 31, 2005.

NOTE 4 - MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable relate to nine long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in four states, operated by five independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of December 31, 2006, we have no foreclosed property and none of our mortgages were in foreclosure proceedings. At December 31, 2006 and December 31, 2005, no mortgage notes were impaired and there were no reserves for uncollectible mortgage notes.

Below is a summary of the significant mortgage transactions that occurred in 2006 and 2005.

Hickory Creek Healthcare Foundation, Inc.

On June 16, 2006, we received approximately $10 million in proceeds on a mortgage loan payoff. We held mortgages on 15 facilities located in Indiana, representing 619 beds.

Haven Eldercare, LLC

During the three months ended March 31, 2006, Haven Eldercare, LLC (“Haven”), an existing operator of ours, entered into a $39 million first mortgage loan with General Electric Capital Corporation (“GE Loan”). Haven used the $39 million of proceeds to partially repay on a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of our remaining $23 million of the mortgage note, due in October 2012, to that of the GE Loan. As a result of this transaction, the interest rate on our remaining mortgage note to Haven rose from 10% to approximately 15%, with annual escalators. In accordance with FIN 46R, we consolidated the financial statements and related real estate of the Haven entity that is the debtor under our mortgage note. See Note 3 - Properties.

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

 OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2006, all mortgages were structured as fixed-rate mortgages. The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2006	2005
	(in thousands)

Mortgage note due 2014; monthly payment of $63,707, including interest at 11.00%	6,454	6,496
Mortgage note due 2010; monthly payment of $124,833, including interest at 11.50%	12,587	12,634
Mortgage note due 2016; monthly interest only payment of $118,931 at 11.50%	10,730	10,732
Mortgage note paid off 2nd quarter 2006, interest rate was 10.00%	—	9,991
Mortgage note due 2012; interest only at 10% (1)	—	61,750
Other mortgage notes	2,115	2,919
Total mortgages—net (2)	$31,886	$104,522
(1) As a result of the application of FIN 46R in 2006, we consolidated the Haven entity that was the debtor on this mortgage note. Our balance sheet at December 31, 2006 reflects real estate assets of $62 million, reflecting the real estate owned by the Haven entity.
(2) Mortgage notes are shown net of allowances of $0.0 million in 2006 and 2005.

NOTE 5 - OTHER INVESTMENTS

A summary of our other investments is as follows:
	At December 31,
	2006	2005
	(in thousands)
Notes receivable(1)	$17,071	$21,039
Notes receivable allowance	(1,512)	(2,412)
Marketable securities and other	6,519	10,291
Total other investments	$22,078	$28,918

(1)	Includes notes receivable deemed impaired in 2006 and 2005 of $0 million and $1.8 million, respectively.

For the year ended December 31, 2006 and 2005, the following transactions impacted our other investments:

Advocat Subordinated Debt and Convertible Preferred Stock Investments

•
Under our 2000 restructuring agreement with Advocat, we received the following: (i) 393,658 shares of Advocat’s Series B non-voting, redeemable (on or after September 30, 2007), convertible preferred stock, which was convertible into up to 706,576 shares of Advocat’s common stock (representing 9.9% of the outstanding shares of Advocat’s common stock on a fully diluted, as-converted basis and accruing dividends at 7% per annum); and (ii) a secured convertible subordinated note in the amount of $1.7 million bearing interest at 7% per annum with a September 30, 2007 maturity, (collectively the “Initial Advocat Securities”). On October 20, 2006, we restructured our relationship with Advocat (the “Second Advocat Restructuring”) by entering into a Restructuring Stock Issuance and Subscription Agreement with Advocat (the “2006 Advocat Agreement”). Pursuant to the 2006 Advocat Agreement, we exchanged the Initial Advocat Securities issued to us in November 2000 for 5,000 shares of Advocat’s Series C non-convertible, redeemable (at our option after September 30, 2010) preferred stock with a face value of approximately $4.9 million and a dividend rate of 7% payable quarterly, and a secured non-convertible subordinated note in the amount of $2.5 million maturing September 30, 2007 and bearing interest at 7% per annum.

•
In accordance with FAS No. 115, the Advocat Series B security was a compound financial instrument. During the period of our ownership of this security, the embedded derivative value of the conversion feature was recorded separately at fair market value in accordance with FAS No. 133. The non-derivative portion of the security was classified as an available-for-sale investment and was stated at its fair value with unrealized gains or losses recorded in accumulated other comprehensive income. At December 31, 2005, the fair value of the conversion feature was $1.1 million and the fair value of the non-derivative portion of the security was $4.3 million. As a result of the Second Advocat Restructuring, we recorded a gain of $1.1 million associated with the exchange of the Advocat Series B preferred stock. See Note 3 - Properties.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•
In accordance with FAS No. 114 and FAS No. 118, the $1.7 million Advocat secured convertible subordinated note was fully reserved and accounted for using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income. As a result of the Second Advocat Restructuring, in 2006 a $2.5 million gain associated with the exchange of this note was recorded. See Note 3 - Properties.

•
As a result of the Second Advocat Restructuring, we obtained 5,000 shares of Advocat Series C non-convertible redeemable preferred stock. This security was initially recorded at its estimated fair value of $4.1 million. In accordance with FAS No. 115, we have classified this security as held-to-maturity. Accordingly, the carrying value of this security will be accreted to its mandatory redemption value of $4.9 million. At December 31, 2006, the carrying value of this security was $4.1 million.

•
Also, as a result of the Second Advocat Restructuring, we obtained a secured non-convertible subordinated note from Advocat in the amount of $2.5 million. This note was recorded at its estimated fair value of $2.5 million. At December 31, 2006, the carrying value of the note was $2.5 million.

Sun Healthcare Common Stock Investment

•
Under our 2004 restructuring agreement with Sun, we received the right to convert deferred base rent owed to us, totaling approximately $7.8 million, into 800,000 shares of Sun’s common stock, subject to certain non-dilution provisions and the right of Sun to pay cash in an amount equal to the value of that stock in lieu of issuing stock to us.

•
In March 2004, we exercised our right to convert the deferred base rent into fully paid and non-assessable shares of Sun’s common stock. In April 2004, we received a stock certificate for 760,000 restricted shares of Sun’s common stock and cash in the amount of approximately $0.5 million in exchange for the remaining 40,000 shares of Sun’s common stock. In July 2004, Sun registered these shares with the SEC. During the period of our ownership of this security, we accounted for the 760,000 shares as “available for sale” marketable securities with changes in market value recorded in other comprehensive income.

•
In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS No. 115”), in June 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun common stock to its then current fair market value of $4.9 million. At December 31, 2005, the fair value of our Sun stock investment was $5.0 million.

•
During the three months ended September 30, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

Notes Receivable

At December 31, 2006, we had 11 notes receivable totaling $15.6 million, net of allowance, with maturities ranging from on demand to 2016. At December 31, 2005, we had 13 notes receivable totaling $18.6 million, net of allowance, with maturities ranging from on demand to 2014.

NOTE 6 - CONCENTRATION OF RISK

As of December 31, 2006, our portfolio of domestic investments consisted of 239 healthcare facilities, located in 27 states and operated by 32 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion at December 31, 2006, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 222 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 9 long-term healthcare facilities and six facilities held for sale. At December 31, 2006, we also held miscellaneous investments of approximately $22 million, consisting primarily of secured loans to third-party operators of our facilities.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     At December 31, 2006, approximately 25% of our real estate investments were operated by two public companies: Sun (17%) and Advocat (8%). Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (15%), Haven (9%), HQM (8%), Guardian (7%), Nexion (6%) and Essex Healthcare Corporation (6%). No other operator represents more than 4% of our investments. The three states in which we had our highest concentration of investments were Ohio (22%), Florida (14%) and Pennsylvania (9%) at December 31, 2006.

For the year ended December 31, 2006, our revenues from operations totaled $135.7 million, of which approximately $25.1 million were from Sun (19%), $20.3 million from CommuniCare (15%) and $15.3 million from Advocat (11%). No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2006.

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

NOTE 7 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators. These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of its investments. The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. At December 31, 2006, we held $4.1 million in such liquidity deposits and $16.9 million in letters of credit. Liquidity deposits are recorded as restricted cash on our consolidated balance sheet. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

NOTE 8 - BORROWING ARRANGEMENTS

Secured Borrowings

At December 31, 2006, we had $150.0 million outstanding under our $200 million revolving senior secured credit facility (the “New Credit Facility”) and $2.5 million was utilized for the issuance of letters of credit, leaving availability of $47.5 million. The $150.0 million of outstanding borrowings had a blended interest rate of 6.60% at December 31, 2006. The New Credit Facility, entered into on March 31, 2006, is being provided by Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, UBS Securities LLC, General Electric Capital Corporation, LaSalle Bank N.A., and Citicorp North America, Inc. and will be used for acquisitions and general corporate purposes.

The New Credit Facility replaced our previous $200 million senior secured credit facility (the “Prior Credit Facility”), that was terminated on March 31, 2006. The New Credit Facility matures on March 31, 2010, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million during our first two years. For the year ended December 31, 2006, we recorded a one-time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our Prior Credit Facility.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2006, we were in compliance with all property level and corporate financial covenants.

At December 31, 2005, we had a $200 million revolving senior secured credit facility (“Credit Facility”) of which $58.0 million was outstanding and $3.9 million was utilized for the issuance of letters of credit, leaving availability of $138.1 million. On April 26, 2005, we amended our Credit Facility to reduce both LIBOR and Base Rate interest spreads (as defined in the Credit Facility) by 50 basis points for borrowings outstanding. The $58.0 million of outstanding borrowings had a blended interest rate of 7.12% at December 31, 2005.

 OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

$175 Million Aggregate Principal Amount of 7% Unsecured Notes Issuance

On December 30, 2005, we closed on a private offering of $175 million of 7% senior unsecured notes due 2016 (“2016 Notes”) at an issue price of 99.109% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 7.125%), resulting in gross proceeds to us of approximately $173.4 million. The 2016 Notes are unsecured senior obligations to us, which have been guaranteed by our subsidiaries. The 2016 Notes were issued in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933 (the “Securities Act”). A portion of the proceeds of this private offering was used to pay the tender price and redemption price of the 2007 Notes. On February 24, 2006, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange up to $175 million aggregate principal amount of our registered 7% Senior Notes due 2016 (the “2016 Exchange Notes”), for all of our outstanding unregistered 2016 Notes. The terms of the 2016 Exchange Notes are identical to the terms of the 2016 Notes, except that the 2016 Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The 2016 Exchange Notes represent our unsecured senior obligations and are guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. In April 2006, upon the expiration of the 2016 Notes Exchange Offer, $175 million aggregate principal amount of 2016 Notes were exchanged for the 2016 Exchange Notes.

$50 Million Aggregate Principal Amount of 7% Unsecured Notes Issuance

On December 2, 2005, we completed a privately placed offering of an additional $50 million aggregate principal amount of 7% senior notes due 2014 (the “2014 Add-on Notes”) at an issue price of 100.25% of the principal amount of the notes (equal to a per annum yield to maturity of approximately 6.95%), resulting in gross proceeds to us of approximately $50.1 million. The terms of the 2014 Add-on Notes offered were substantially identical to our existing $200 million aggregate principal amount of 7% senior notes due 2014 issued in March 2004. The 2014 Add-on Notes were issued through a private placement to qualified institutional buyers under Rule 144A under the Securities Act. After giving effect to the issuance of the $50 million aggregate principal amount of this offering, we had outstanding $310 million aggregate principal amount of 7% senior notes due 2014. On February 24, 2006, we filed a registration statement on Form S-4 under the Securities Act with the SEC offering to exchange up to $50 million aggregate principal amount of our registered 7% Senior Notes due 2014 (the “2014 Add-on Exchange Notes”), for all of our outstanding unregistered 2014 Add-on Notes. The terms of the 2014 Add-on Exchange Notes are identical to the terms of the 2014 Add-on Notes, except that the 2014 Add-on Exchange Notes are registered under the Securities Act and therefore freely tradable (subject to certain conditions). The 2014 Add-on Exchange Notes represent our unsecured senior obligations and are guaranteed by all of our subsidiaries with unconditional guarantees of payment that rank equally with existing and future senior unsecured debt of such subsidiaries and senior to existing and future subordinated debt of such subsidiaries. In May 2006, upon the expiration of the 2014 Add-on Notes Exchange Offer, $50 million aggregate principal amount of 2014 Add-on Notes were exchanged for the 2014 Add-on Exchange Notes.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Long-Term Borrowings

During the three months ended March 31, 2006, Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million on the mortgage note to that of the GE Loan. In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements of this Haven entity into our financial statements, which contained the long-term borrowings with General Electric Capital Corporation of $39.0 million. The loan has an interest rate of approximately seven percent and is due in 2012. The lender of the $39.0 million does not have recourse to our assets. See Note - 3 Properties; Leased Property.

The following is a summary of our long-term borrowings:

	December 31,
	2006	2005
	(in thousands)
Unsecured borrowings:
6.95% Notes due January 2006	$—	$20,682
7% Notes due August 2014	310,000	310,000
7% Notes due January 2016	175,000	175,000
Haven - GE Loan due October 2012	39,000	—
Premium on 7% Notes due August 2014	1,148	1,306
Discount on 7% Notes due January 2016	(1,417)	(1,559)
Other long-term borrowings	2,410	2,800
	526,141	508,229
Secured borrowings:
Revolving lines of credit	150,000	58,000
Totals	$676,141	$566,229

Real estate investments with a gross book value of approximately $268 million are pledged as collateral for outstanding secured borrowings at December 31, 2006.

The required principal payments, excluding the premium/discount on the 7% Notes, for each of the five years following December 31, 2006 and the aggregate due thereafter are set forth below:

(in thousands)
2007	$415
2008	435
2009	465
2010	150,495
2011	290
Thereafter	524,310
Totals	$676,410

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - FINANCIAL INSTRUMENTS

At December 31, 2006 and 2005, the carrying amounts and fair values of our financial instruments were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$729	$729	$3,948	$3,948
Restricted cash	4,117	4,117	5,752	5,752
Mortgage notes receivable - net	31,886	31,975	104,522	105,981
Other investments	22,078	20,996	28,918	29,410
Totals	$58,810	$57,817	$143,140	$145,091
Liabilities:
Revolving lines of credit	$150,000	$150,000	$58,000	$58,000
6.95% Notes	-	-	20,682	20,674
7.00% Notes due 2014	310,000	317,116	310,000	315,007
7.00% Notes due 2016	175,000	182,826	175,000	172,343
(Discount)/Premium on 7.00% Notes - net	(269)	(121)	(253)	(86)
Other long-term borrowings	41,410	43,868	2,800	2,791
Totals	$676,141	$693,689	$566,229	$568,729

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

•
Other investments: Other investments are primarily comprised of: (i) notes receivable; (ii) a redeemable non-convertible preferred security in 2006 and a redeemable convertible preferred security in 2005; (iii) an embedded derivative of the redeemable convertible preferred security in 2005; (iv) a subordinated debt instrument of a publicly traded company; and (v) a marketable common stock security held for resale in 2005. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings. The fair value of the embedded derivative is estimated using a financial pricing model and market data derived from the underlying issuer’s common stock. The fair value of the marketable securities are estimated using discounted cash flow and volatility assumptions or, if available, a quoted market value.

•	Revolving lines of credit: The carrying values of our borrowings under variable rate agreements approximate their fair values.

•	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

From time to time, we may utilize interest rate swaps and caps to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. We do not use derivatives for trading or speculative purposes. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. At December 31, 2005 and 2006, we had no derivative instruments relating to interest rate swaps and caps on our balance sheet.

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

NOTE 10 - TAXES

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code. So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below. For tax year 2006, preferred and common dividend payments of approximately $67 million made throughout 2006 satisfy the 2006 REIT requirements relating to qualifying income. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of December 31, 2006, 2005 and 2004 of $12 million, $14 million and $15 million, respectively. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

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

Advocat Restructurings

In November 2000, Advocat, an operator of various skilled nursing facilities owned by or mortgaged to us, was in default on its obligations to us. As a result, we entered into an agreement with Advocat with respect to the restructuring of Advocat's obligations pursuant to leases and mortgages for the facilities then operated by Advocat (the “Initial Advocat Restructuring”). As part of the Initial Advocat Restructuring in 2000, Advocat issued to us (i) 393,658 shares of Advocat’s Series B non-voting, redeemable (on or after September 30, 2007), convertible preferred stock, which was convertible into up to 706,576 shares of Advocat’s common stock (representing 9.9% of the outstanding shares of Advocat’s common stock on a fully diluted, as-converted basis and accruing dividends at 7% per annum), and (ii) a secured convertible subordinated note in the amount of $1.7 million bearing interest at 7% per annum with a September 30, 2007 maturity.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Advocat Related Party Tenant Issue

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

On December 15, 2006, we submitted to the IRS a request for a closing agreement to resolve the “related party tenant” issue. Since that time, we have had additional conversations with the IRS, who has encouraged us to move forward with the process of obtaining a closing agreement, and we have submitted additional documentation in support of the issuance of a closing agreement with respect to this matter. While we believe there are valid arguments that Advocat should not be deemed a “related party tenant,” the matter still is not free from doubt, and we believe it is in our best interest to proceed with the request for a closing agreement with the IRS in order to resolve the matter, minimize potential interest charges and obtain assurances regarding our continuing REIT status. If obtained, a closing agreement will establish that any failure to satisfy the gross income tests was due to reasonable cause. In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.

As a result of the potential related party tenant issue described above, we have recorded a $2.3 million, $2.4 million and $0.4 million provision for income taxes, including related interest expense, for the years ended December 31, 2006, 2005 and 2004, respectively. The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change. In addition, in October 2006, in connection with the Second Advocat Restructuing we have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.

NOTE 11 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We have a Deferred Compensation Plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock. There are no outstanding units as of December 31, 2006.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $62,700, $55,400 and $52,800 in 2006, 2005 and 2004, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

8.375% Series D Preferred Stock Offering

On February 10, 2004, we closed on the sale of 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”) at a price of $25 per share. The Series D Preferred Stock is listed on the NYSE under the symbol “OHI PrD.” Dividends on the Series D Preferred Stock are cumulative from the date of original issue and are payable quarterly. At December 31, 2006, the aggregate liquidation preference of the Series D Preferred Stock was $118.5 million. (See Note 13 - Dividends).

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

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Stock Options

Prior to January 1, 2006, we accounted for stock based compensation using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, we adopted FAS No. 123R using the modified prospective method. Accordingly, we have not restated prior period amounts. The additional expense recorded in 2006 as a result of this adoption is approximately $3 thousand. Under the provisions of FAS No. 123R, the “Unamortized restricted stock awards” line on our consolidated balance sheet, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. Accordingly, effective January 1, 2006, the balance recorded for “Unamortized restricted stock awards” as of December 31, 2005 was reversed through the “Common stock and additional paid-in-capital” line on our consolidated balance sheet.

Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”), we reserved 3,500,000 shares of common stock. The exercise price per share of an option under the 2000 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. The 2000 Plan provides for non-employee directors to receive options that vest over three years while other grants vest over the period required in the agreement applicable to the individual recipient. Directors, officers, employees and consultants are eligible to participate in the 2000 Plan. At December 31, 2006, there were outstanding options for 48,913 shares of common stock granted to eight eligible participants under the 2000 Plan. Additionally, 355,655 shares of restricted stock have been granted under the provisions of the 2000 Plan, and as of December 31, 2006, there were no shares of unvested restricted stock outstanding under the 2000 Plan.

At December 31, 2006, under the 2000 Plan, there were options for 47,244 shares of common stock currently exercisable with a weighted-average exercise price of $12.70, with exercise prices ranging from $2.96 to $37.20. There were 559,960 shares available for future grants as of December 31, 2006. A breakdown of the options outstanding under the 2000 Plan as of December 31, 2006, by price range, is presented below:

OMEGA HEALTHCARE INVESTORS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Option Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Life (Years	)	Number Exercisable	Weighted Average Price on Options Exercisable
$2.96 -$3.81	11,918	$3.41	3.44		11,918	$3.41
$6.02 -$9.33	22,330	$6.67	5.14		20,661	$6.46
$20.25 -$37.20	14,665	$29.04	1.59		14,665	$29.04

On April 20, 2004, our Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which was subsequently approved by our stockholders at our annual meeting held on June 3, 2004. Under the terms of the 2004 Plan, we reserved 3,000,000 shares of common stock. The exercise price per share of an option under the 2004 Plan cannot be less than fair market value (as defined in the 2004 Plan) on the date of grant. The exercise price per share of an option under the 2004 Plan cannot be reduced after the date of grant, nor can an option be cancelled in exchange for an option with a lower exercise price per share. Directors, officers, employees and consultants are eligible to participate in the 2004 Plan. As of December 31, 2006, a total of 350,480 shares of restricted stock and 317,500 restricted stock units have been granted under the 2004 Plan, and as of December 31, 2006, there were no outstanding options to purchase shares of common stock under the 2004 Plan.

At December 31, 2006, options outstanding (48,913) have a weighted-average exercise price of $12.58, with exercise prices ranging from $2.96 to $37.20. For the year ended December 31, 2004, 9,000 options were granted at a weighted average price per share of $9.33. There were no options granted in 2005 or 2006. The following is a summary of option activity under the 2000 Plan:

Stock Options	Number of Shares	Exercise Price	Weighted- Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2003	2,282,630	$2.320-37.205	$3.202	6.8
Granted during 2004	9,000	9.330-9.330	9.330
Exercised	(1,713,442)	2.320-7.750	2.988
Cancelled	(8,005)	3.740-9.330	6.914
Outstanding at December 31, 2004	570,183	2.320-37.205	3.891	6.0
Exercised	(336,910)	2.320-9.330	2.843
Cancelled	(5,833)	3.410-3.410	3.410
Outstanding at December 31, 2005	227,440	2.760-37.205	5.457	4.6
Exercised	(174,191)	2.760-9.330	2.979
Cancelled	(4,336)	22.452-25.038	24.594
Outstanding at December 31, 2006	48,913	$2.960-37.205	$12.583	3.1	$417,368
Exercisable at December 31, 2006	47,244	$2.960-37.205	$12.698	3.7	$403,357

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1.7, million, $3.2 million and $12.5 million, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $0.0 million, $0.2 million and $0.2 million, respectively.

Cash received from the exercise under all stock-based payment arrangements for the year ended 2006, 2005 and 2004 was $0.9 million, $0.4 million and $1.7 million, respectively. Cash used to settle equity instruments granted under stock-based payment arrangements for the year ended 2006, 2005 and 2004, was $0.7 million, $1.4 million and 2.1 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock

On September 10, 2004, we entered into restricted stock agreements with four executive officers under the 2004 Plan. A total of 317,500 shares of restricted stock were granted, which equated to approximately $3.3 million of deferred compensation (based on grant-date fair value). The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the applicable restricted stock agreements). As a result of the grant, we recorded $1.1 million of non-cash compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1.1 million, $1.1 million and $0.0 million, respectively.

For the year ended December 31, 2006, we issued 2,179 shares of restricted common stock to each non-employee director and an additional 2,000 shares of restricted common stock to the Chairman of the Board under the 2004 Plan for a total of 12,895 shares. These shares represent a payment of the portion of the directors’ annual retainer that is payable in shares of our common stock.

Restricted Stock	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	218,666	$10.56
Granted during 2006	7,000	12.59
Vested	(108,170)	10.55
Non-vested at December 31, 2006	117,496	$10.68

Performance Restricted Stock Units

On September 10, 2004, we entered into performance restricted stock unit agreements with our four executive officers under the 2004 Plan. A total of 317,500 restricted stock units were issued under the 2004 Plan and will fully vest into shares of common stock when our company attains $0.30 per share of adjusted funds from operations (as defined in the applicable restricted stock unit agreements), (“AFFO”) for two (2) consecutive quarters, with vesting accelerating upon a qualifying termination of employment or upon the occurrence of a change of control (as defined in the applicable restricted stock unit agreements). The performance restricted stock units expire on December 31, 2007 if the performance criteria has not been met. Pursuant to the terms of the performance restricted stock unit agreements, each of the executive officers will not receive the vested shares attributable to the performance restricted stock units until the earlier of January 1, 2008, such executive officer is terminated without cause or quits for good reason (as defined in the performance restricted stock unit agreement), or the death or disability (as defined in performance restricted stock unit agreement) of the executive officer. Under our current method of accounting for stock-based compensation, the expense related to the restricted stock units will be recognized when it becomes probable that the vesting requirements will be met.

As of September 30, 2006, we achieved the vesting target as defined in the 2004 Plan, and therefore, in accordance with FAS No. 123R (i.e., compensation expense for a performance-based stock award shall be recognized when the satisfaction of the performance conditions that cause the award to vest are probable to occur), we recorded approximately $3.3 million as compensation expense (based on grant-date fair value) associated with the performance restricted stock units for the year ended December 31, 2006.

Performance Restricted Stock Units	Number of Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	317,500	$10.54
Vested	(317,500)	10.54
Non-vested at December 31, 2006	—	$—

In accordance with FASB Statement No. 128, Earnings per Share, (“FAS No. 128”), the restricted stock unit shares are included in the computation of basic EPS from the date of vesting on a weighted-average basis. See Note 17 - Earnings per Share.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 13 - RELATED PARTY TRANSACTIONS

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

On February 12, 2004, we registered Explorer’s 18,118,246 shares of common stock (that includes the 5.6 million shares from the conversion) with the SEC. Explorer sold all of these registered shares pursuant to the registration statement.

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

NOTE 14 - DIVIDENDS

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

Common Dividends

On January 16, 2007, the Board of Directors declared a common stock dividend of $0.26 per share, an increase of $0.01 per common share compared to the prior quarter. The common dividend was paid February 15, 2007 to common stockholders of record on January 31, 2007.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    On October 24, 2006, the Board of Directors declared a common stock dividend of $0.25 per share, an increase of $0.01 per common share compared to the prior quarter, which was paid November 15, 2006 to common stockholders of record on November 3, 2006.

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

Series D Preferred Dividends

On January 16, 2007, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 15, 2007 to preferred stockholders of record on January 31, 2007. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2006 through January 31, 2007.

On October 24, 2006, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid November 15, 2006 to preferred stockholders of record on November 3, 2006.

On July 17, 2006, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid August 15, 2006 to preferred stockholders of record on July 31, 2006.

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

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes:

	2006	2005	2004
Common
Ordinary income	$0.560	$0.550	$—
Return of capital	0.400	0.300	0.720
Long-term capital gain	—	—	—
Total dividends paid	$0.960	$0.850	$0.720

Series A Preferred
Ordinary income	$—	$—	$0.901
Return of capital	—	—	0.255
Long-term capital gain	—	—	—
Total dividends paid	$—	$—	$1.156

Series B Preferred
Ordinary income	$—	$1.090	$1.681
Return of capital	—	—	0.475
Long-term capital gain	—	—	—
Total dividends paid	$—	$1.090	$2.156

Series C Preferred
Ordinary income	$—	$—	$2.120
Return of capital	—	—	0.600
Long-term capital gain	—	—	—
Total dividends paid	$—	$—	$2.720

Series D Preferred
Ordinary income	$2.094	$2.094	$1.184
Return of capital	—	—	0.334
Long-term capital gain	—	—	—
Total dividends paid	$2.094	$2.094	$1.518

NOTE 15 - LITIGATION

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

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTE 16 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2006 and 2005.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006
Revenues	$32,067	$32,314	$35,151	$36,161
Income from continuing operations	10,494	17,565	14,751	13,232
(Loss) income from discontinued operations	(319)	(75)	(128)	177
Net income	10,175	17,490	14,623	13,409
Net income available to common	7,694	15,009	12,143	10,928
Income from continuing operations per share:
Basic income from continuing operations	$0.14	$0.26	$0.21	$0.18
Diluted income from continuing operations	$0.14	$0.26	$0.21	$0.18
Net income available to common per share:
Basic net income	$0.13	$0.26	$0.21	$0.18
Diluted net income	$0.13	$0.26	$0.20	$0.18
Cash dividends paid on common stock	$0.23	$0.24	$0.24	$0.25

2005
Revenues	$28,131	$26,165	$26,997	$28,351
Income from continuing operations	12,402	5,604	9,811	9,538
(Loss) income from discontinued operations	(2,752)	(3,157)	(4,127)	11,434
Net income	9,650	2,447	5,684	20,972
Net income (loss) available to common	6,091	(2,430)	3,203	18,491
Income from continuing operations per share:
Basic income from continuing operations	$0.17	$0.01	$0.14	$0.13
Diluted income from continuing operations	$0.17	$0.01	$0.14	$0.13
Net income (loss) available to common per share:
Basic net income (loss)	$0.12	$(0.05)	$0.06	$0.34
Diluted net income (loss)	$0.12	$(0.05)	$0.06	$0.34
Cash dividends paid on common stock	$0.20	$0.21	$0.22	$0.22

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 - EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$56,042	$37,355	$13,371
Preferred stock dividends	(9,923)	(11,385)	(15,807)
Preferred stock conversion/redemption charges	-	(2,013)	(41,054)
Numerator for income (loss) available to common from continuing operations - basic and diluted	46,119	23,957	(43,490)
(Loss) gain from discontinued operations	(345)	1,398	6,775
Numerator for net income (loss) available to common per share - basic and diluted	$45,774	$25,355	$(36,715)
Denominator:
Denominator for net income per share - basic	58,651	51,738	45,472
Effect of dilutive securities:
Restricted stock and restricted stock units	74	86	-
Stock option incremental shares	20	235	-
Denominator for net income per share - diluted	58,745	52,059	45,472

Earnings per share - basic:
Income (loss) available to common from continuing operations	$0.79	$0.46	$(0.96)
Income (loss) from discontinued operations	(0.01)	0.03	0.15
Net income (loss) per share - basic	$0.78	$0.49	$(0.81)
Earnings per share - diluted:
Income (loss) available to common from continuing operations	$0.79	$0.46	$(0.96)
Income (loss) from discontinued operations	(0.01)	0.03	0.15
Net income (loss) per share - diluted	$0.78	$0.49	$(0.81)

For the year ended December 31, 2004, there were 683,399 stock options and restricted stock shares excluded as all such effects were anti-dilutive.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 18 - DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2006 or currently classified as held-for-sale as income from discontinued operations for all periods presented. We incurred a net loss of $0.3 million from discontinued operations in 2006. We incurred net gain of $1.4 million and $6.8 million for 2005 and 2004, respectively, in the accompanying consolidated statements of operations.

The following table summarizes the results of operations of the facilities sold or held- for- sale for the years ended December 31, 2006, 2005 and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Rental income	$372	$4,443	$6,121
Other income	—	24	53
Subtotal revenues	372	4,467	6,174
Expenses
Depreciation and amortization	150	1,421	2,709
General and Administrative	40	—	—
Provision for uncollectible accounts receivable	152	—	—
Provisions for impairment	541	9,617	—
Subtotal expenses	883	11,038	2,709

(Loss) income before gain on sale of assets	(511)	(6,571)	3,465
Gain on assets sold - net	166	7,969	3,310
(Loss) gain from discontinued operations	$(345)	$1,398	$6,775

NOTE 19 - SUBSEQUENT EVENTS

Increase in Credit Facility

Pursuant to Section 2.01 of our Credit Agreement, dated as of March 31, 2006, as amended, by and among OHI Asset, LLC, a Delaware limited liability company, OHI Asset (ID), LLC, a Delaware limited liability company, OHI Asset (LA), LLC, a Delaware limited liability company, OHI Asset (TX), LLC, a Delaware limited liability company, OHI Asset (CA), LLC, a Delaware limited liability company, Delta Investors I, LLC a Maryland limited liability company, Delta Investors II, LLC, a Maryland limited liability company and Texas Lessor - Stonegate, LP, a Maryland limited partnership, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), we are permitted under certain circumstances to increase our available borrowing base under the Credit Agreement from $200 million up to an aggregate of $300 million.. Effective as of February 22, 2007, we exercised our right to increase our available revolving commitment under Section 2.01 of the Credit Agreement from $200 million to $255 million and we consented to the addition of 18 our properties to the borrowing base assets under the Credit Agreement.

Asset Sale

On December 22, 2006, Residential Care VIII, LLC, a subsidiary of American Senior Communiites, LLC, notified us of their intent to exercise their option to purchase two facilities. The two facilities were classified on our December 31, 2006 consolidated balance sheet as assets held for sale with a net book value of approximately $1.9 million. On January 31, 2007, we received gross cash proceeds of approximately $3.6 million.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2006

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to				Close of Period				Life on Which
		Company	Cost Capitalized			Buildings				Depreciation
		Buildings	Subsequent to			and Land	(4)			in Latest
		and Land	Acquisition			Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Renovation	Acquired	is Computed
Sun Healthcare Group, Inc.:
Alabama (LTC)………………………………..	(2)	23,584,956	-	-	-	23,584,956	6,628,477		1997	33 years
California (LTC, RH)……………………………….	(2)	39,013,223	66,575	-	-	39,079,798	10,277,900	1964	1997	33 years
Colorado (LTC, AL)		38,563,002				38,563,002	429,694		2006	39 years
Idaho (LTC)…………………………….	(2)	21,776,277	-	-	-	21,776,277	2,635,608		1997-1999	33 years
Massachusetts (LTC)………………………….	(2)	8,300,000	-	-	-	8,300,000	2,352,366		1997	33 years
North Carolina (LTC)………………………….	(2)	22,652,488	56,951	-	-	22,709,439	8,389,556	1982-1991	1994-1997	30 years to 33 years
Ohio (LTC)………………………………………	(2)	11,653,451	20,247	-	-	11,673,698	3,129,164	1995	1997	33 years
Tennessee (LTC)………………………………	(2)	7,905,139	37,234	-	-	7,942,373	3,064,951		1994	30 years
Washington (LTC)…………………………….	(2)	10,000,000	1,798,843	-	-	11,798,843	5,536,845	2005	1995	20 years
West Virginia (LTC)…………………………..	(2)	24,751,206	42,238	-	-	24,793,444	6,481,373		1997-1998	33 years
Total Sun………………………………		208,199,742	2,022,088	-	-	210,221,830	48,925,934

CommuniCare Health Services:
Ohio (LTC, AL)………………………..		$165,003,208	$531,383	$-	$-	$165,534,591	$9,730,829		1998-2005	33 years to 39 years
Pennsylvania (LTC)…………………..		20,286,067	-	-	-	20,286,067	890,649		2005	39 years
Total CommuniCare…………………		185,289,275	531,383	-	-	185,820,658	10,621,478

Haven Healthcare:
Connecticut (LTC)……………………		38,762,737	1,648,475	(4,958,643)	-	35,452,569	5,712,272		1999-2004	33 years to 39 years
Massachusetts (LTC)…………………..		7,190,684	-	-	-	7,190,684	174,170		2006	39 years
New Hampshire (LTC, AL)……………………		21,619,505	-	-	-	21,619,505	1,906,502		1998	39 years
Rhode Island (LTC)…………………..		38,739,811	-	-	-	38,739,811	983,813		2006	39 years
Vermont (LTC)…………………………		14,145,776	81,501	-	-	14,227,277	953,787		2004	39 years
Total Haven…………………………..		120,458,513	1,729,976	(4,958,643)	-	117,229,846	9,730,544

HQM, Inc.:
Florida (LTC)………………………..…		85,805,338	1,791,201	-	-	87,596,539	7,365,547		1998-2006	33 years to 39 years
Kentucky (LTC)…………………...….		10,250,000	522,075	-	-	10,772,075	2,162,919		1999	33 years
Total HQM…………………………..		96,055,338	2,313,276	-	-	98,368,614	9,528,466

Advocat, Inc.:
Alabama (LTC)…………………………		11,588,534	808,961	-	-	12,397,495	5,272,456	1975-1985	1992	31.5 years
Arkansas (LTC)……………………….		36,052,810	6,122,100	(36,350)	-	42,138,560	16,480,644	1984-1985	1992	31.5 years
Florida (LTC)………………………..…		1,050,000	1,920,000	(970,000)	-	2,000,000	316,749		1992	31.5 years
Kentucky (LTC)…………………...….		15,151,027	1,562,375	-	-	16,713,402	5,829,700	1972-1994	1994-1995	33 years
Ohio (LTC)……………………………..		5,604,186	250,000	-	-	5,854,186	2,063,913	1984	1994	33 years
Tennessee (LTC)………………………		9,542,121	-	-	-	9,542,121	4,209,458	1986-1987	1992	31.5 years
West Virginia (LTC)………………….		5,437,221	348,642	-	-	5,785,863	2,013,545		1994-1995	33 years
Total Advocat…………………………		84,425,899	11,012,078	(1,006,350)	-	94,431,627	36,186,465

Guardian LTC Management, Inc.
Ohio (LTC)………………………….…..		6,548,435	-	-	-	6,548,435	329,329		2004	39 years
Pennsylvania (LTC, AL)………………		75,436,912	-	-	-	75,436,912	3,613,671		2004-2006	39 years
West Virginia (LTC)…………………..		3,995,581	-	-	-	3,995,581	196,253		2004	39 years
Total Guardian………………………		85,980,928	-	-	-	85,980,928	4,139,253

Nexion Health:
Louisiana (LTC)……………………………….	(2)	55,638,965	-	-	-	55,638,965	1,943,222		1997	33 years
Texas (LTC)…………………………………….		24,571,806	-	-	-	24,571,806	550,590		2005-2006	39 years
Total Nexion Health…………………………..		80,210,771	-	-	-	80,210,771	2,493,812

Essex Healthcare:
Ohio (LTC)………………………….…..		79,353,622	-	-	-	79,353,622	4,177,705		2005	39 years
Total Essex…………………………..		79,353,622	-	-	-	79,353,622	4,177,705

Other:
Arizona (LTC)…………………………		24,029,032	1,863,709	(6,603,745)	-	19,288,996	4,433,829	2005	1998	33 years
California (LTC)……………………………….	(2)	20,577,181	1,008,313	-	-	21,585,494	5,513,220		1997	33 years
Colorado (LTC)…………………..		14,170,968	196,017	-	-	14,366,985	3,301,966		1998	33 years
Florida (LTC, AL) ………...………..…..		58,367,881	746,398	-	-	59,114,279	11,479,569		1993-1998	27 years to 37.5 years
Georgia (LTC)…………………………		10,000,000	-	-	-	10,000,000	921,291		1998	37.5 years
Illinois (LTC) ……………………...…..		13,961,501	444,484	-	-	14,405,985	3,872,888		1996-1999	30 years to 33 years
Indiana (LTC, AL)…………….………		15,142,300	2,305,705	(1,843,400)	-	15,604,605	4,941,517	1980-1994	1992-1999	30 years to 33 years
Iowa (LTC) ………………..….....…….		14,451,576	1,280,688	(29,156)	-	15,703,108	4,071,865		1996-1998	30 years to 33 years
Massachusetts (LTC)…………………		30,718,142	932,328	(8,257,521)	-	23,392,949	5,138,955		1999	33 years
Missouri (LTC)………………………..		12,301,560	-	(149,386)	-	12,152,174	2,788,561		1999	33 years
Ohio (LTC)…………………………		2,648,252	186,187	-	-	2,834,439	658,159		1999	33 years
Pennsylvania (LTC) ………...………..		14,400,000	-	-	-	14,400,000	3,716,661		2005	39 years
Texas (LTC)…………………………………….	(2)	55,662,091	1,361,842	-	-	57,023,933	10,312,566		1997-2005	33 years to 39 years
Washington (AL) ……………….……		5,673,693	-	-	-	5,673,693	1,232,807		1999	33 years
Total Other…………………………….		292,104,177	10,325,671	(16,883,208)	-	285,546,640	62,383,854

Total		$1,232,078,265	$27,934,472	($22,848,201)	$-	$1,237,164,536	$188,187,511

(1) The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL) or rehabilitation hospitals (RH) located in the states indicated.

(2) Certain of the real estate indicated are security for the BAS Healthcare Financial Services line of credit and term loan borrowings totaling $150,000,000 at December 31, 2006.

		Year Ended December 31,
(3)		2004	2005	2006
Balance at beginning of period		$599,654,665	$720,368,296	$990,492,285
Additions during period:
Acquisitions		114,286,825	252,609,901	178,906,047
Conversion from mortgage		-	13,713,311	-
Impairment		-	-	-
Improvements		6,426,806	3,821,320	6,817,638
Consolidation under FIN 46R (a)		-	-	61,750,000
Disposals/other		-	(20,543)	(801,434)
Balance at close of period		$720,368,296	$990,492,285	$1,237,164,536

(a) As a result of the application of FIN 46R in 2006, we consolidated an entity determined to be a VIE for which we are the primary beneficiary.  Our consolidated balance sheet at December 31, 2006 reflects gross real estate assets of $61,750,000, reflecting the real estate owned by the VIE.

		Year Ended December 31,
(4)		2004	2005	2006
Balance at beginning of period		$114,305,220	$132,727,879	$156,197,300
Additions during period:
Provisions for depreciation		18,422,659	23,469,421	31,990,211
Provisions for depreciation, Discontinued Ops.		-	-	-
Dispositions/other		-	-	-
Balance at close of period		$132,727,879	$156,197,300	$188,187,511

The reported amount of our real estate at December 31, 2006 is less than the tax basis of the real estate by approximately $39.0 million.

OMEGA HEALTHCARE INVESTORS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2006

Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Florida (4 LTC facilities)…………………………………………………………	11.50%	February 28, 2010	Interest plus $4,400 of principal payable monthly	None	12,891,454	12,587,005
Florida (2 LTC facilities)…………………………………………………………..	11.50%	June 1, 2016	Interest payable monthly	None	12,590,000	10,730,939
Ohio (1 LTC facility)…………………………………………………………………..	11.00%	October 31, 2014	Interest plus $3,900 of principal payable monthly	None	6,500,000	6,453,694
Texas (1 LTC facility)…………………………………………………………………	11.00%	November 30, 2011	Interest plus $19,900 of principal payable monthly	None	2,245,745	1,229,971
Utah (1 LTC facility)……………………………………………………………………	12.00%	November 30, 2011	Interest plus $20,800 of principal payable monthly	None	1,917,430	884,812

					$36,144,629	$31,886,421

(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

	Year Ended December 31,
(3)	2004	2005	2006
Balance at beginning of period…………………………….................................................................…….	$119,783,915	$118,057,610	$104,522,341
Additions during period - placements……………………..........................................................................	6,500,000	61,750,000	-
Deductions during period - collection of principal/other…………….................................................…..	(8,226,305)	(61,571,958)	(10,885,920)
Allowance for loss on mortgage loans………………………............................................................…….	-	-	-
Conversion to purchase leaseback………………........................................................................................	-	(13,713,311)	-
Consolidation under FIN 46R (a)…………...........................................................................................……	-	-	(61,750,000)
Balance at close of period……………………………………………....................................................….	$118,057,610	$104,522,341	$31,886,421

(a) As a result of the application of FIN 46R in 2006, we consolidated an entity that was the debtor of a mortgage note with us for $61,750,000 as of December 31, 2005.

INDEX TO EXHIBITS TO 2006 FORM 10-K
EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Bylaws, as amended as of January 16, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-11, filed on January 29,2007).
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

10.8
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Daniel J. Booth. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.9
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and R. Lee Crabill. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.10
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Robert O. Stephenson. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.11	Form of Restricted Stock Award. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+
10.12	Form of Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed on September 16, 2004).+
10.13
Put Agreement, effective as of October 12, 2004, by and between American Health Care Centers, Inc. and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2004).

10.14	Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004).
10.15
Purchase Agreement, dated as of October 28, 2004, effective November 1, 2004, among Omega, OHI Asset (PA) Trust, Guardian LTC Management, Inc. and the licensees named therein. (Incorporated by reference Exhibit 10.1 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.16
Master Lease, dated October 28, 2004, effective November 1, 2004, among Omega, OHI Asset (PA) Trust and Guardian LTC Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.17
Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K, filed on February 18, 2005).

10.18
Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K, filed on February 18, 2005).

10.19	Schedule of 2007 Omega Healthcare Investors, Inc. Executive Officers Salaries and Bonuses.*
10.20	Form of Directors’ Restricted Stock Award. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 19, 2005). +
10.21
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

I-1/2

10.22
Purchase Agreement dated as of December 16, 2005 by and between Cleveland Seniorcare Corp. and OHI Asset II (OH), LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 21, 2005).

10.23
Master Lease dated December 16, 2005 by and between OHI Asset II (OH), LLC as lessor, and CSC MSTR LSCO, LLC as lessee. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 21, 2005).

10.24
Credit Agreement, dated as of March 31, 2006, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, Texas Lessor - Stonegate, LP, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 5, 2006).

10.25
Second Amendment, Waiver and Consent to Credit Agreement dated as of October 23, 2006, by and among the Borrowers, the Lenders, and Bank of America, N.A., as Administrative Agent and a Lender. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed on October 25, 2006).

10.26
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

10.27
Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006, by and between Omega Healthcare Investors, Inc. and Advocat Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed on October 25, 2006).

10.28
Consolidated Amended and Restated Master Lease by and between Sterling Acquisition Corp., a Kentucky corporation, as lessor, Diversicare Leasing Corp., a Tennessee corporation, dated as of November 8, 2000, together with First Amendment thereto dated as of September 30, 2001, and Second Amendment thereto dated as of June 15, 2005. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed on October 25, 2006).

10.29
Third Amendment to Consolidated Amended and Restated Master Lease by and between Sterling Acquisition Corp., a Kentucky corporation, as lessor, and Diversicare Leasing Corp., a Tennessee corporation, dated as of October 20, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed on October 25, 2006).

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

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. TAYLOR PICKETT	Chief Executive Officer	February 23, 2007
C. Taylor Pickett

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ ROBERT O. STEPHENSON	Chief Financial Officer	February 23, 2007
Robert O. Stephenson

DIRECTORS

/s/ BERNARD J. KORMAN	Chairman of the Board	February 23, 2007
Bernard J. Korman

/s/ THOMAS F. FRANKE	Director	February 23, 2007
Thomas F. Franke

/s/ HAROLD J. KLOOSTERMAN	Director	February 23, 2007
Harold J. Kloosterman

/s/ EDWARD LOWENTHAL	Director	February 23, 2007
Edward Lowenthal

/s/ C. TAYLOR PICKETT	Director	February 23, 2007
C. Taylor Pickett

/s/ STEPHEN D. PLAVIN	Director	February 23, 2007
Stephen D. Plavin

I-4