Form 10-Q
period 2007-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2007-05-08
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

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
Large accelerated filer X          Accelerated filer  ___       Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ___     No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as April 30, 2007.

Common Stock, $.10 par value             67,235,859
(Class)     (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2007

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2007 and 2006	3

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2007 and 2006	4

	Notes to Consolidated Financial Statements
	March 31, 2007 (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II	Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5.	Other Information	36

Item 6.	Exhibits	41

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Real estate properties
Land and buildings at cost	$1,238,733	$1,237,165
Less accumulated depreciation	(196,957)	(188,188)
Real estate properties - net	1,041,776	1,048,977
Mortgage notes receivable - net	32,085	31,886
	1,073,861	1,080,863
Other investments - net	21,032	22,078
	1,094,893	1,102,941
Assets held for sale - net	773	3,568
Total investments - net	1,095,666	1,106,509

Cash and cash equivalents	2,655	729
Restricted cash	4,016	4,117
Accounts receivable - net	56,287	51,194
Other assets	14,290	12,821
Total assets	$1,172,914	$1,175,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$147,000	$150,000
Unsecured borrowings - net	484,726	484,731
Other long-term borrowings	41,410	41,410
Accrued expenses and other liabilities	26,771	28,037
Income tax liabilities	5,646	5,646
Operating liabilities for owned properties	92	92
Total liabilities	705,645	709,916

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	699,439	700,177
Cumulative net earnings	313,425	292,766
Cumulative dividends paid	(621,016)	(602,910)
Cumulative dividends - redemption	(43,067)	(43,067)
Total stockholders’ equity	467,269	465,454
Total liabilities and stockholders’ equity	$1,172,914	$1,175,370

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Rental income	$40,877	$29,837
Mortgage interest income	1,009	1,184
Other investment income - net	645	937
Miscellaneous	137	109
Total operating revenues	42,668	32,067

Expenses
Depreciation and amortization	8,799	7,485
General and administrative	2,573	2,349
Total operating expenses	11,372	9,834

Income before other income and expense	31,296	22,233
Other income (expense):
Interest and other investment income	40	113
Interest	(11,844)	(9,609)
Interest - amortization of deferred financing costs	(459)	(643)
Interest - refinancing costs	—	(3,485)
Change in fair value of derivatives	—	2,434
Total other expense	(12,263)	(11,190)

Income from continuing operations before income taxes	19,033	11,043
Provision for income taxes	—	(549)
Income from continuing operations	19,033	10,494
Discontinued operations	1,626	(319)
Net income	20,659	10,175
Preferred stock dividends	(2,481)	(2,481)
Net income available to common	$18,178	$7,694

Income per common share:
Basic:
Income from continuing operations	$0.28	$0.14
Net income	$0.30	$0.13
Diluted:
Income from continuing operations	$0.28	$0.14
Net income	$0.30	$0.13

Dividends declared and paid per common share	$0.26	$0.23

Weighted-average shares outstanding, basic	60,094	57,412
Weighted-average shares outstanding, diluted	60,118	57,474

Components of other comprehensive income:
Net income	$20,659	$10,175
Unrealized gain on common stock investment	—	699
Unrealized loss on preferred stock investment	—	(304)
Total comprehensive income	$20,659	$10,570

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$20,659	$10,175
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	8,799	7,527
Provision for impairment on real estate properties (including amounts in discontinued operations)	—	121
Provision for impairment on equity securities	—	3,485
Amortization of deferred financing costs	459	643
(Gains) losses on assets sold and equity securities - net	(1,597)	248
Restricted stock amortization expense	26	293
Change in fair value of derivatives	—	(2,434)
Income from accretion of marketable securities to redemption value	(52)	(412)
Other	(72)	(10)
Change in operating assets and liabilities:
Accounts receivable	1,406	(102)
Straight-line rent	(7,257)	(1,504)
Lease inducement	758	—
Other assets	(1,371)	1,774
Tax liabilities	—	549
Other assets and liabilities	(502)	3,377
Net cash provided by operating activities	21,256	23,730

Cash flows from investing activities
Placement of mortgage loans	(345)	—
Proceeds from sale of real estate investments	3,683	—
Capital improvements and funding of other investments	(1,568)	(1,359)
Proceeds from other investments	1,132	6,801
Investments in other investments	—	(8,587)
Collection of mortgage principal - net	184	196
Net cash provided by (used in) investing activities	3,086	(2,949)

Cash flows from financing activities
Proceeds from credit facility borrowings	15,400	19,200
Payments on credit facility borrowings	(18,400)	(72,700)
Receipts from other long-term borrowings	—	39,000
Prepayment of re-financing penalty	—	(755)
Receipts from dividend reinvestment plan	—	7,588
Receipts/(payments) from exercised options and taxes on restricted stock - net	(809)	225
Dividends paid	(18,106)	(15,685)
Payment on common stock offering	—	(154)
Financing costs paid	(591)	(2,186)
Other	90	1,141
Net cash used in financing activities	(22,416)	(24,326)

Increase (decrease) in cash and cash equivalents	1,926	(3,545)
Cash and cash equivalents at beginning of period	729	3,948
Cash and cash equivalents at end of period	$2,655	$403
Interest paid during the period	$8,609	$1,684

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview:

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. (“Omega” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We suggest that these unaudited consolidated financial statements be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries and one variable interest entity (“VIE”) for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Reclassifications:

Certain amounts in the prior year have been reclassified to conform to the current year presentation and to reflect the results of discontinued operations. See Note 9 - Discontinued Operations for a discussion of discontinued operations. Such reclassifications have no effect on previously reported earnings or equity.

Accounts Receivables:

Accounts receivable includes: contractual receivables, straight-line rent receivables, lease inducements and estimated provision for losses related to uncollectible and disputed accounts. Contractual receivables relate to the amounts currently owed to us under the terms of the lease agreement. Straight-line receivables relates to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually. Lease inducements result from value provided by us to the lessee at the inception of the lease and will be amortized as a reduction of rental revenue over the lease term. On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents. In the case of a lease recognized on a straight-line basis, we generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of adverse collectibility are present.

A summary of our net receivables by type is as follows:

	March 31, 2007	December 31, 2006
	(in thousands)

Contractual receivables	$3,459	$4,803
Straight-line receivables	29,232	27,252
Lease inducements	29,375	30,133
Allowance	(5,779)	(10,994)
Accounts receivables, net	$56,287	$51,194

Implementation of New Accounting Pronouncement:

FIN 48 Evaluation

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements. The interpretation requires a review of all tax positions accounted for in accordance with FASB Statement No. 109 and applies a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date. We are subject to the provisions of FIN 48 beginning January 1, 2007. We have evaluated FIN 48 and determined that FIN 48 has no impact to our financial statements.

Recent Accounting Pronouncement:

FAS 157 Evaluation

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and we intend to adopt the standard on January 1, 2008. We are currently evaluating the impact, if any, that FAS No. 157 will have on our financial statements.

NOTE 2 -PROPERTIES

In the ordinary course of our business activities, we periodically evaluate investment opportunities and extend credit to customers. We also regularly engage in lease and loan extensions and modifications. Additionally, we actively monitor and manage our investment portfolio with the objectives of improving credit quality and increasing investment returns. In connection with portfolio management, we may engage in various collection and foreclosure activities.

If we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding and do not immediately re-lease or sell the properties to new operators, the assets will be included on the balance sheet as “foreclosed real estate properties,” and the value of such assets is reported at the lower of cost or estimated fair value.

Leased Property

Our leased real estate properties, represented by 224 long-term care facilities and two rehabilitation hospitals at March 31, 2007, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the first quarter of 2007, we consolidated and extended two master lease agreements with one of our operators, increasing the lease terms by two and four years, respectively. No other significant activity occurred during the first quarter.

We continuously evaluate the payment history and financial strength of our operators and have historically established allowance reserves for straight-line rent adjustments for operators that do not meet our requirements. We consider factors such as payment history, the operator’s financial condition as well as current and future anticipated operating trends when evaluating whether to establish allowance reserves.

During the first quarter of 2007, we determined that we should reverse approximately $5.0 million of allowance for straight-line rent previously established, as a result of the improvement in one of our operator’s financial condition. We record allowances for straight-line rent receivables as an adjustment to revenue. Accordingly, the reversal of this allowance increased revenue for the three months ended March 31, 2007. The change in estimate resulted in an additional $0.08 per share of income from continuing operations and net income for the quarter.

Acquisitions

We have made no acquisitions in 2007.

In the third quarter of 2006, we completed two transactions, the purchase of Litchfield Investment Company, LLC and its affiliates (“Litchfield”), which included 30 skilled nursing facilities (“SNFs”) and one independent living center and an additional facility located in Pennsylvania for a total investment of $178.9 million. We have substantially finalized the purchase price allocation of the $178.9 million. The amount allocated to land and building and personal property is $15.2 million and $162.1 million, respectively. We also allocated $1.6 million to below market lease.

Assets Sold or Held for Sale

Assets Sold

•	On January 31, 2007, we sold two assisted living facilities (“ALFs”) in Indiana for approximately $3.6 million resulting in a gain of approximately $1.7 million.

•	On February 1, 2007, we sold a closed SNF in Illinois for approximately $0.1 million resulting in a loss of $35 thousand.

•	On March 30, 2007, we sold a SNF in Arkansas for approximately $0.7 million resulting in a loss of $15 thousand.

Held for Sale

•	At March 31, 2007, we had two assets held for sale with a net book value of approximately $0.8 million.

Mortgage Notes Receivable

Mortgage notes receivable relate to nine long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in four states, operated by five independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of March 31, 2007, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.

Mortgage interest income is recognized as earned over the terms of the related mortgage notes. Allowances are provided against earned revenues from mortgage interest when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection. When collection is uncertain, mortgage interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

NOTE 3 - CONCENTRATION OF RISK

As of March 31, 2007, our portfolio of investments consisted of 235 healthcare facilities, located in 27 states and operated by 31 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion at March 31, 2007, with approximately 98% of our real estate investments related to long-term care facilities. This portfolio is made up of 222 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on nine long-term healthcare facilities and two facilities held for sale. At March 31, 2007, we also held miscellaneous investments of approximately $21 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2007, approximately 25% of our real estate investments were operated by two public companies: Sun Healthcare Group (“Sun”) (17%) and Advocat Inc. (“Advocat”) (8%). Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (15%), Haven Eldercare, LLC (“Haven”) (9%), Home Quality Management, Inc. (“HQM”) (8%), Guardian LTC Management, Inc. (“Guardian”) (7%), Nexion Health Inc. (“Nexion”) (6%) and Essex Healthcare Corporation (6%). No other operator represents more than 4% of our investments. The three states in which we had our highest concentration of investments were Ohio (22%), Florida (14%) and Pennsylvania (9%) at March 31, 2007.

For the three-month period ended March 31, 2007, our revenues from operations totaled $42.7 million, of which approximately $9.2 million were from Advocat (22%), $6.9 million from Sun (16%) and $5.1 million from CommuniCare (12%). No other operator generated more than 8% of our revenues from operations for the three month period ended March 31, 2007.

Sun and Advocat are subject to the reporting requirements of the SEC and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited interim financial information. Sun and Advocat’s filings with the SEC can be found at the SEC’s website at www.sec.gov. We are providing this data for information purposes only, and you are encouraged to obtain Sun and Advocat’s publicly available filings from the SEC.

NOTE 4 -DIVIDENDS

Common Dividends

On April 18, 2007, the Board of Directors declared a common stock dividend of $0.27 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid May 15, 2007 to common stockholders of record on April 30, 2007.

On January 16, 2007, the Board of Directors declared a common stock dividend of $0.26 per share, an increase of $0.01 per common share compared to the prior quarter. The common dividend was paid February 15, 2007 to common stockholders of record on January 31, 2007.

Series D Preferred Dividends

On April 18, 2007, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on April 30, 2007. The stockholders of record of the Series D Preferred Stock on April 30, 2007 will be paid dividends in the amount of $0.52344 per preferred share on May 15, 2007. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2007 through April 30, 2007.

On January 16, 2007, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid February 15, 2007 to preferred stockholders of record on January 31, 2007.

NOTE 5 - TAXES

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of March 31, 2007 of $12 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization.

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income. As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules. In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs. In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income, unless the “savings clause” (which finds that such failure to satisfy the REIT gross income test is due to reasonable cause) that is provided for REITs under federal income tax laws applies. A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5), plus interest, even though the gross income test is not otherwise satisfied. While we believe there were valid arguments that Advocat should not be deemed a “related party tenant,” the matter was not free from doubt, and we believed it was in our best interest to request a closing agreement from the IRS resolving any issues regarding whether the rents received from Advocat were considered related party tenant income, which affected our ability to satisfy the gross income test. Accordingly, on December 15, 2006, we submitted a request for a closing agreement to the IRS in order to resolve the “related party tenant” issue. Since that time, we have had additional conversations with the IRS and submitted additional documentation requested by the IRS in support of the issuance of a closing agreement with respect to this matter. While we have not yet entered into a formal closing agreement with the IRS with respect to the Advocat matter, after its initial review, the IRS has not raised any objections to the request. If obtained, a closing agreement will establish that any failure to satisfy the gross income tests was due to reasonable cause. In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years.

As a result of the potential related party tenant issue described above, our financial statements reflect an income tax liability of approximately $5.6 million. This amount represents the estimated liability and interest, which remains subject to final resolution and acceptance of our request for a closing agreement. On the advice of, and with tax counsel’s assistance, we have amended our relationship with Advocat such that we do believe there is a related party tenant issue with respect to rental income received from Advocat. Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007. We recorded interest and penalty charges associated with tax matters as income tax expense. We file U.S. federal income tax returns and state income and franchise tax returns in over 27 state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by taxing authorities for years prior to 2003.

NOTE 6 - STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment, using the modified prospective method. The following is a summary of our stock based compensation expense for the three-month periods ended:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Restricted stock expense	$26	$293
Stock option expense	-	1
Total stock based compensation expense	$26	$294

As of March 31, 2007, we had 40,997 stock options and 15,496 shares of restricted stock outstanding. The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.

NOTE 7 - FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

Pursuant to Section 2.01 of our Credit Agreement, dated as of March 31, 2006 (the “Credit Agreement”), we were permitted under certain circumstances to increase our available borrowing base under the Credit Agreement from $200 million up to an aggregate of $300 million. Effective February 22, 2007, we exercised our right to increase the available revolving commitment under Section 2.01 of the Credit Agreement from $200 million to $255 million and we consented to add 18 of our properties to the borrowing base assets under the Credit Agreement. We paid approximately $0.6 million in fees and expenses associated with increasing the available revolving commitment.

At March 31, 2007, we had $147.0 million outstanding under our $255 million revolving senior secured credit facility and $2.5 million was utilized for the issuance of letters of credit, leaving availability of $105.5 million. The $147.0 million of outstanding borrowings had a blended interest rate of 6.82% at March 31, 2007.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2007, we were in compliance with all property level and corporate financial covenants.

Other Long-Term Borrowings

As previously reported, during the three months ended March 31, 2006, Haven Eldercare, LLC (“Haven”), an existing operator for us, entered into a $39 million first mortgage loan with General Electric Capital Corporation (“GE Capital”). Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us. Simultaneously, we subordinated the payment of its remaining $23 million mortgage note to that of the GE Loan. In conjunction with the above transactions and the application of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), we consolidated the financial statements and real estate of the Haven entity into our financial statements. The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of March 31, 2007: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $2.0 million; (3) an increase in accounts receivable of $0.2 million; (4) an increase in other long-term borrowings of $39.0 million; (5) and a reduction of $1.8 million in cumulative net earnings primarily due to increased depreciation expense. Our results of operation reflect the impact of the consolidation of the Haven entity for the periods ended March 31, 2007 and March 31, 2006. The loan has an interest rate of approximately 7% and is due 2012. The lender of the $39 million does not have recourse to our assets.

Issuance of Common Stock

See Note 11 - Subsequent Event for additional information on our issuance of common stock.

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

NOTE 9 - DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2006 and 2007 or currently classified as held-for-sale as income from discontinued operations for all periods presented.

The following table summarizes the results of operations of facilities sold or held-for-sale during the three-month periods ended March 31, 2007 and 2006, respectively.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Revenues
Rental income	$32	$93
Other income	—	—
Subtotal revenues	32	93
Expenses
Depreciation and amortization	—	42
General and administrative	3	1
Provision for impairment	—	121
Subtotal expenses	3	164

Income (loss) before loss on sale of assets	29	(71)
Gain (loss) on assets sold - net	1,597	(248)
Discontinued operations	$1,626	$(319)

During the first quarter of 2007, we sold four properties (two in Indiana, one in Arkansas and one in Illinois) for approximately $4.4 million and recorded a gain of $1.6 million. The facilities generated approximately $0.4 million in revenues in fiscal year 2006.

NOTE 10 - EARNINGS PER SHARE

We calculate basic and diluted earnings per common share (“EPS”) in accordance with FAS No. 128, Earnings Per Share. The computation of basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period. Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period. Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and restrictive stock units.

The following tables set forth the computation of basis and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$19,033	$10,494
Preferred stock dividends	(2,481)	(2,481)
Numerator for income available to common from continuing operations - basic and diluted	16,552	8,013
Discontinued operations	1,626	(319)
Numerator for net income available to common per share - basic and diluted	$18,178	$7,694
Denominator:
Denominator for basic earnings per share	60,094	57,412
Effect of dilutive securities:
Restricted stock	—	42
Stock option incremental shares	24	20
Denominator for diluted earnings per share	60,118	57,474

Earnings per share - basic:
Income available to common from continuing operations	0.28	0.14
Income (loss) from discontinued operations	0.02	(0.01)
Net income available to common	0.30	0.13
Earnings per share - diluted:
Income available to common from continuing operations	0.28	0.14
Income (loss) from discontinued operations	0.02	(0.01)
Net income available to common	0.30	0.13

NOTE 11 - SUBSEQUENT EVENT

Issuance of Common Stock

On April 3, 2007, we closed an underwritten public offering of 7,130,000 shares of Omega common stock at $16.75 per share, less underwriting discounts. The sale included 930,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters. We received approximately $113.5 million in net proceeds from the sale of the shares, after deducting underwriting discounts and before estimated offering expenses. UBS Investment Bank acted as sole book-running manager for the offering. Banc of America Securities LLC, Deutsche Bank Securities and Stifel Nicolaus acted as co-managers for the offering. The net proceeds were used to repay indebtness under our Credit Agreement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2006;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Overview

Our portfolio of investments at March 31, 2007, consisted of 235 healthcare facilities, located in 27 states and operated by 31 third-party operators. Our gross investment in these facilities totaled approximately $1.3 billion at March 31, 2007, with 98% of our real estate investments related to long-term healthcare facilities. This portfolio is made up of 222 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties and fixed rate mortgages on nine long-term healthcare facilities and two facilities held for sale. At March 31, 2007, we also held other investments of approximately $21 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Related Party Tenant Issue. In the fourth quarter of 2006, we were advised by tax counsel that, due to certain provisions of the Series B preferred stock issued to us by Advocat in 2000 in connection with a restructuring, Advocat may be considered to be a “related party tenant” under the rules applicable to REITs and, in such event, rental income received by us from Advocat would not be qualifying income for purposes of the REIT gross income tests. The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such a failure is due to reasonable cause.

While we believe that there are valid arguments that Advocat should not be a “related party tenant,” if Advocat is so treated, we would have failed to satisfy the 95% gross income tests during certain prior taxable years. Such a failure would have prevented us from maintaining REIT tax status during such years and from re-electing tax status for a number of taxable years. In such event, our failure to satisfy the REIT gross income tests would not result in the loss of REIT status, however, if the failure was due to reasonable cause and not to willful neglect, and we pay a tax on the non-qualifying income. Accordingly, on the advice of tax counsel in order to resolve the matter, minimize potential penalties, and obtain assurances regarding our continued REIT tax status, we submitted to the IRS a request for a closing agreement on December 15, 2006, which agreement would conclude that any failure to satisfy the gross income tests would be due to reasonable cause and not to willful neglect. Since that time, we have had ongoing conversations with the IRS and we have submitted additional documentation in furtherance of the issuance of a closing agreement, but, to date, we have not yet entered into a closing agreement with respect to the related party tenant issue with the IRS. We intend to continue to pursue a closing agreement with the IRS. In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our annual report on Form 10-K for the year ended December 31, 2006. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2006 annual report on Form 10-K in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations. During the first quarter of 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FAS No. 109”), “Accounting for Income Taxes.” The following discussion provides additional information about the effect on the consolidated financial statements of judgments and estimates related to our policy regarding uncertainty in income taxes.

Effective January 1, 2007, we adopted the provision of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements. The interpretation requires a review of all tax positions accounted for in accordance with FAS No. 109 and applies a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date. We have evaluated FIN 48 and determined that FIN 48 has no impact to our financial statements.

Recent Accounting Pronouncement:

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and we intend to adopt the standard on January 1, 2008. We are currently evaluating the impact, if any, that FAS No. 157 will have on our financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2007 and 2006

Operating Revenues

Our operating revenues for the three months ended March 31, 2007 totaled $42.7 million, an increase of $10.6 million, over the same period in 2006. The $10.6 million increase was primarily the result of additional rental income due to the third quarter 2006 acquisition of 30 SNFs and one independent living center from Litchfield Investment Company, LLC (“Litchfield”) and a change in accounting estimate related to one of our operators. As more fully disclosed in Note 2 - Properties, during the first quarter of 2007, we determined that we should reverse approximately $5.0 million of allowance previously established for straight-line rent, as a result of an improvement in one of our operator’s financial condition.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 totaled $11.4 million, an increase of approximately $1.5 million over the same period in 2006. The increase was primarily due to additional depreciation expense resulting from the third quarter 2006 acquisition of the Litchfield facilities.

Other Income (Expense)

For the three months ended March 31, 2007, our total other expenses were $12.3 million, as compared to $11.2 million for the same period in 2006, an increase of $1.1 million. The $1.1 million increase primarily due to the following:

•
Interest expense, excluding amortization of deferred financing costs and refinancing related interest expenses, increased $2.2 million to $11.8 million for the three months ended March 31, 2007, from $9.6 million for the same period 2006. The increase of $2.2 million was primarily due to the additional debt outstanding as a result of the third quarter acquisition of the Litchfield facilities.

•
For the three months ended March 31, 2006, we recorded a non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our old credit facility, and $0.8 million non-cash charge associated with the redemption of the remaining 20.7% of our $100 million aggregate principal amount of 6.95% unsecured notes due 2007.

•
For the three months ended March 31, 2006, we recorded a non-cash $2.4 million mark-to-market adjustment to reflect the increase in fair value of our derivative instrument (i.e., the conversion feature of the redeemable convertible preferred stock we held in Advocat, a publicly traded company).

Taxes

As more fully disclosed in Note 5 - Taxes and in our December 31, 2006 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”), we identified a related party tenant issue which could have been interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income. During the fourth quarter of 2006, we restructured our agreement with the tenant eliminating the related party tenant income issue. As a result of the related party tenant issue in 2006, we recorded income tax expense of $0.5 million for the three months ended March 31, 2006.

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below. For tax year 2006, preferred and common dividend payments of approximately $67 million made throughout 2006 satisfy the 2006 REIT requirements relating to qualifying income. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”). Currently, we have two TRSs that are taxable as corporations and that pay federal, state and local income tax on their net income at the applicable corporate rates. These TRSs had net operating loss carry-forwards as of March 31, 2007 of $12 million. These loss carry-forwards were fully reserved with a valuation allowance due to uncertainties regarding realization. We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from continuing operations

Income from continuing operations for the three months ended March 31, 2007 was $19.0 million compared to $10.5 million for the same period in 2006. The increase in income from continuing operations is the result of the factors described above.

Gain/Loss from Discontinued Operations

For the three months ended March 31, 2007, we recorded a gain of $1.6 million compared to a loss of $0.3 million in the same period last year. The first quarter 2007 gain relates primarily to the sale of two assisted living facilities (“ALFs”) in Indiana. The first quarter 2006 loss relates primarily to the sale of a SNF in Illinois.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2007, was $25.4 million, compared to $15.5 million, for the same period in 2006.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net income available to common	$18,178	$7,694
Add back loss (deduct gain) from real estate dispositions	(1,597)	248
	16,581	7,942
Elimination of non-cash items included in net income:
Depreciation and amortization	8,799	7,527
Funds from operations available to common stockholders	$25,380	$15,469

Portfolio Developments, New Investments and Recent Developments

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the three months ended March 31, 2007.

Advocat

We continuously evaluate the payment history and financial strength of our operators and have historically established allowance reserves for straight-line rent adjustments for operators that do not meet our internal revenue requirements. We consider factors such as payment history, the operator’s financial condition as well as current and future anticipated operating trends and regulatory impacts on our operators when evaluating whether to establish allowances.

We have reviewed Advocat’s financial statements annually and noted that since 2000 Advocat’s external auditors issued Advocat a “going concern” opinion. We reviewed Advocat’s 2006 annual report and noted that Advocat was issued a “clean” opinion by its external auditors (i.e., the auditors removed the going concern qualification). We also reviewed Advocat’s financial statements and noted an improvement in its financial condition. As a result, we determined that we should reverse approximately $5.0 million of allowance previously established for straight line rent. This change in estimate resulted in an additional $0.08 per share of income from continuing operations and net income for the quarter.

Haven Eldercare, LLC

In conjunction with the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements. The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of March 31, 2007: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $2.0 million; (3) an increase in accounts receivable of $0.2 million; (4) an increase in other long-term borrowings of $39.0 million; (5) and a reduction of $1.8 million in cumulative net earnings primarily due to increased depreciation expense. Our results of operation reflect the impact of the consolidation of the Haven entity for the three-month periods ended March 31, 2007 and March 31, 2006.

Assets Sold

•	For the three-month period ended March 31, 2007, we sold a SNF in Illinois, a SNF in Arkansas and two ALFs in Indiana resulting in a gain of approximately $1.6 million.

Held for Sale

•	We had two facilities held for sale as of March 31, 2007 with a net book value of approximately $0.8 million.

Liquidity and Capital Resources

At March 31, 2007, we had total assets of $1.2 billion, stockholders’ equity of $467.3 million and debt of $673.1 million, which represents approximately 59.0% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Long-term debt (1)	$673.4	$0.4	$147.9	$0.8	$524.3
Other long-term liabilities	0.5	0.3	0.2	-	-
Total	$673.9	$0.7	$148.1	$0.8	$524.3

(1)
The $673.4 million includes $310 million aggregate principal amount of 7% Senior Notes due 2014, $175 million aggregate principal amount of 7% Senior Notes due 2016, $147.0 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010 and Haven’s $39 million first mortgage with General Electric Capital Corporation that expires in 2012.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At March 31, 2007, we had $147.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.5 million was utilized for the issuance of letters of credit, leaving availability of $105.5 million. The $147.0 million of outstanding borrowings had a blended interest rate of 6.82% at March 31, 2007.

Pursuant to Section 2.01 of our Credit Agreement, dated as of March 31, 2006 (the “Credit Agreement”), that governs our Credit Facility, we were permitted under certain circumstances to increase our available borrowing base under the Credit Agreement from $200 million up to an aggregate of $300 million. Effective February 22, 2007, we exercised our right to increase the available revolving commitment under Section 2.01 of the Credit Agreement from $200 million to $255 million and we consented to add 18 of our properties to the borrowing base assets under the Credit Agreement.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2007, we were in compliance with all property level and corporate financial covenants.

7.130 Million Common Stock Offering

As previously announced, on April 3, 2007, we closed an underwritten public offering of 7,130,000 shares our common stock at $16.75 per share, less underwriting discounts. The sale included 930,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters. We received approximately $113.5 million in net proceeds from the sale of the shares, after deducting underwriting discounts and before estimated offering expenses. UBS Investment Bank acted as sole book-running manager for the offering. Banc of America Securities LLC, Deutsche Bank Securities and Stifel Nicolaus acted as co-managers for the offering. The net proceeds were used to repay indebtedness under our Credit Facility.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. In addition, our Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the Credit Agreement, unless a greater distribution is required to maintain REIT status. The Credit Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.

Common Dividends

On April 18, 2007, the Board of Directors declared a common stock dividend of $0.27 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid May 15, 2007 to common stockholders of record on April 30, 2007.

On January 16, 2007, the Board of Directors declared a common stock dividend of $0.26 per share, an increase of $0.01 per common share compared to the prior quarter. The common dividend was paid February 15, 2007 to common stockholders of record on January 31, 2007.

Series D Preferred Dividends

On April 18, 2007, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on April 30, 2007. The stockholders of record of the Series D Preferred Stock on April 30, 2007 will be paid dividends in the amount of $0.52344 per preferred share on May 15, 2007. The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2007 through April 30, 2007.

On January 16, 2007, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 15, 2007 to preferred stockholders of record on January 31, 2007.

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

Cash and cash equivalents totaled $2.7 million as of March 31, 2007, an increase of $1.9 million as compared to the balance at December 31, 2006. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities - Net cash flow from operating activities generated $21.3 million for the three months ended March 31, 2007, as compared to $23.7 million for the same period in 2006. The $2.4 million decrease was due primarily to the timing of interest payments year over year offset by additional revenue from the Litchfield acquisition. During the first quarter of 2007, we made $8.6 million in interest payments compared to $1.7 million in the first quarter of 2006.

Investing Activities - Net cash flow from investing activities was an inflow of $3.1 million for the three months ended March 31, 2007, as compared to an outflow of $2.9 million for the same period in 2006. The $6.0 million change in investing cash flow was primarily due to proceeds from the sale of properties of $3.7 million and the repayment of $1.1 million of notes receivable during the three months ended March 31, 2007. In the first quarter of 2006, we issued net notes receivable of $1.8 million.

Financing Activities - Net cash flow from financing activities was an outflow of $22.4 million for the three months ended March 31, 2007 as compared to an outflow of $24.3 million for the same period in 2006. The decrease in cash outflow from financing activities of $1.9 million was primarily a result of a reduction in net payments on our Credit Facility and other borrowings of $11.5 million, offset by an increase in dividend payment of $2.4 million compared to the same period last year and the reduction in dividend reinvestment proceeds of $7.6 million compared to the same period last year. For the three months ended March 31, 2007 we repaid net borrowings of $3.0 million compared to $14.5 million in the same period in 2006.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowing to the extent possible.

There were no material changes in our market risk during the three months ended March 31, 2007. For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2006.

Item 4 - Controls and Procedures

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. In making this evaluation, our management considered the matters relating to the restatement of our financial statements and the material weakness and the remediation thereof discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness discussed below, our disclosure controls and procedures were not effective as of March 31, 2007 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness Previously Reported

As noted under Item 9A in Management’s Report on Internal Control over Financial Reporting in our Form 10-K for the year ended December 31, 2006, management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2006. Management determined that as of December 31, 2006, we lacked sufficient internal control processes, procedures and personnel resources necessary to address accounting for certain complex and/or non-routine transactions. This material weakness resulted in errors in accounting for financial instruments, income taxes and straight-line rental revenue in our financial statements for the three years ended December 31, 2005 and in our interim financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006 that were not prevented or detected on a timely basis.

Remediation of Previously Reported Material Weakness in Internal Control

During the three months ended March 31, 2007, we implemented the following changes in internal control of financial reporting:

•	We added a Chief Accounting Officer with technical accounting expertise;
•	We implemented a review process for all complex and/or non-routine accounting transactions; and
•	We implemented additional formalized communication processes between senior management and financial management with regard to transactions and business environment.

We believe we have taken the steps necessary to remediate the material weakness discussed above; however, we cannot confirm the effectiveness of our enhanced internal controls with respect to our accounting for certain complex and/or non-routine transactions until we have conducted sufficient testing. We anticipate that such testing will be completed in connection with management’s assessment of the effectiveness of our internal control over financial reporting to be included in our Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, we will continue to monitor the effectiveness of our accounting processes, procedures and controls relating to our accounting for certain complex and/or non-routine transactions and will make any further changes management deems appropriate.

Changes in Internal Controls.

Other than noted above in this Item 4, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the first quarter of 2007 that have materially affected, or a reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

See Note 8 - Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A- Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission on February 23, 2007, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol “OHI.” During the three months ended March 31, 2007, we purchased 43,515 shares of our common stock from employees to pay the withholding taxes associated with the vesting of restricted stock awarded to our employees.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollars Amount) of Shares that May be Purchased Under these Plans or Programs

January 1, 2007 through January 31, 2007	43,515	$17.72	-	-
February 1, 2007 through February 28, 2007	-	-	-	-
March 1, 2007 through March 31, 2007	-	-	-	-

Total	43,515	$17.72	-	-

(1)
Represents shares purchased from employees to pay withholding taxes related to the vesting of restricted stock awarded to employees. These shares were not part of a publicly announced repurchase plan or program.

Item 5 - Other Information

Employment Agreement and Amendments to Employment Agreements. On May 7, 2007, we entered into an employment agreement with Michael Ritz regarding the terms and conditions of his employment as Chief Accounting Officer of the Company. Also on May 7, 2007, we amended the employment agreements for Taylor Pickett, Daniel Booth, Robert Stephenson and Lee Crabill (the “Other Executive Officers”). Copies of the employment agreement and amendments are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 and the following summary is qualified entirely by reference thereto. The significant features of the employment agreement with Michael Ritz and the amendments to the employment agreements with the Other Executive Officers are as follows:

•
Term. The term of the employment agreement with Michael Ritz is effective as of May 7, 2007 and will expire on December 31, 2010. The amendments to the Other Executive Officers’ employment agreements extend the term of their agreements until December 31, 2010. Previously, the employment agreements for the Other Executive Officers had a term that commenced in 2004 and expired on December 31, 2007 (the “2004 Employment Agreements”).

•
Annual Base Salary. The annual base salary set forth in the employment agreement with Mr. Ritz, effective May 7, 2007, and in each of the employment agreements with the Other Executive Officers, effective as of January 1, 2007 is as follows:

Name            Annual Base Salary

Pickett                 $530,500
Booth              $326,500
Stephenson                        $262,700
Crabill                          $253,400
Ritz                           $175,000

•
Annual Bonus. The employment agreement with Mr. Ritz and the employment agreements with the Other Executive Officers, as amended, provide that each officer shall be entitled to receive up to a specified percentage of his annual base salary, determined in the discretion of the compensation committee of our board of directors. The percentages for the Other Executive Officers remain the same as set forth in the 2004 Employment Agreements. The maximum annual bonus percentages for each officer are currently as follows:

  Name       Percentage
 Pickett             100%
     Booth                                   50%
                Stephenson                              50%
        Crabill                                    50%
                 Ritz                            35%, plus, for 2007 only, a guaranteed bonus of $40,000;

provided that the bonus opportunities for 2007, as specified in separate letters to the Other Executive Officers are:

        Name    Percentage
               Pickett          125%
               Booth                                                    75%
              Stephenson                   60%
              Crabill                                 60%

Each officer will be eligible for a prorated bonus if the officer’s employment is terminated during the year due to death. Otherwise, the officer will be eligible for a bonus only if the officer is employed by us on the date the bonus is paid, except that if the term of employment is not extended beyond December 31, 2010, the officer will be eligible for a bonus for 2010 if he is employed by us on December 31, 2010.

•
Severance. The employment agreement with Mr. Ritz provides that if Mr. Ritz’s employment is terminated by us without cause (as defined in the employment agreement) or he terminates his employment for good reason (as defined in the employment agreement), the Company will pay him cash compensation equal to the sum of annual base salary plus average annual bonus payable for the three completed fiscal years prior to his termination. Such payments will be made in installments over one year following his termination of employment. Payment of severance is contingent on Mr. Ritz providing a comprehensive release to us. Severance will not be paid if the term of the employment agreement expires, if he terminates employment upon or following expiration of the term of the employment agreement, or if his employment is terminated by us for cause.

The severance benefit for the Other Executive Officers remains the same as set forth in the 2004 Employment Agreements, except that the provision for the Company to pay a gross-up for the excise tax associated with parachute payments in connection with a change in control have been eliminated. Under the amendments to the employment agreements for the Other Executive Officers and Mr. Ritz’s employment agreement, if any payments would be subject to the excise tax associated with parachute payments in connection with a change in control, the severance payments (and any other payments or benefits) under any other agreements will be reduced to the maximum amount that can be paid without incurring an excise tax, but only if that would result in the officer retaining a larger after-tax amount.

•
Non-compete/Non-solicitation. During the period of employment and for one year thereafter, the employment agreement with Mr. Ritz and the employment agreements with the Other Executive Officers, as amended, provide that each officer is obligated not to provide managerial services or management consulting services substantially similar to those the officer provides for the Company to any business that competes with us. In addition, the officer is prohibited during the term of the employment agreement and for one year thereafter from soliciting clients with whom he had material contact to offer services substantially similar to those offered by the Company or to solicit management level or key executives of our Company to other employers. If the officer remains employed by us through December 31, 2010, the term expires at December 31, 2010, and as a result, there is no severance payable, then the non-compete and non-solicitation provisions shall also expire at December 31, 2010.

Restricted Stock Awards. On May 7, 2007, we granted restricted stock awards to Messrs. Pickett, Booth, Stephenson, Crabill and Ritz. The form of restricted stock award has been attached to this Quarterly Report on Form 10-Q as Exhibit 10.6 and the following summary is qualified entirely by reference thereto. The restricted stock awards are granted under the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.

•	Number of Shares. The number of shares of restricted common stock issued to each of the officers under the restricted stock awards are as follows:

 Name              Shares
Pickett              114,394
Booth                       68,520
Stephenson             47,292
Crabill       42,225
Ritz       14,477

•
Vesting. Each restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on each of December 31, 2008, December 31, 2009, and December 31, 2010, subject to continued employment on the vesting date. In addition, all restricted stock vests upon the officer’s death, disability, termination of employment by us without cause (as defined in the employment agreement), or if the officer voluntary quits for good reason (as defined in the employment agreement).

•	Dividends. Dividends are paid currently on unvested and vested shares. If unvested shares are forfeited, dividends that are paid after the date of the forfeiture are not paid on these shares.

Performance Restricted Stock Unit Awards. On May 7, 2007, we also awarded two types of performance restricted stock units (“PRSUs”) to Messrs. Pickett, Booth, Stephenson, Crabill and Ritz. The two types of PRSU awards differ in the manner in which each award vests, as described below in greater detail. There is a separate form of performance restricted stock unit award for each type of PRSU. Both forms have been attached to this Quarterly Report on Form 10-Q as Exhibit 10.7 and 10.8, and the following summary is qualified entirely by reference thereto. The PRSUs are granted under the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.

•  Number of Units. The number of restricted stock units issued to each of the officers under the performance restricted stock awards are as follows:

  Name    Units with          Units with
           Annual Vesting   Three Year Vesting

Pickett          49,026        49,026
Booth           29,366        29,366
Stephenson                 20,268        20,268
Crabill       18,097        18,097
Ritz                                                7,239                       7,239

•  Vesting for Both Types of Awards Based on Total Shareholder Return. The first PRSUs grant is subject to ratable annual vesting one-third per year based on achievement of “Total Shareholder Return” (as described below) of 11% annualized through the applicable vesting date. The second PRSUs grant vests 100% at the end of three years based on a cumulative achievement of a Total Shareholder Return of 11%. Total Shareholder Return is determined by reference to the total aggregate increase in the stock price per share over the applicable performance period plus dividends per share paid during the performance period. In calculating Total Shareholder Return, the beginning of the performance period stock value will be based on the twenty day trailing average closing price prior to May 7, 2007, and the end of the performance period stock value will normally be based on the twenty day trailing average closing price as of the last day of the performance period.

•  Mechanics of Annual Vesting. The PRSUs with annual vesting vest at the rate of one-third on each of December 31, 2008, December 31, 2009, and December 31, 2010, but only if the Company has achieved a Total Shareholder Return on an annualized basis of at least 11%, compounded as of each December 31, for the period commencing on May 7, 2007 and ending on the applicable vesting date. The officer may catch-up on vesting that does not occur in a given year because of a missed hurdle if an 11% annualized cumulative Total Shareholder Return is achieved from May 7, 2007 through December 31, 2010.

•  Mechanics of Three Year Vesting. The Company must achieve Total Shareholder Return of 11% per year compounded in the same manner as described above for the PRSUs with annual vesting over the period from May 7, 2007 through December 31, 2010 for the PRSUs to vest.

•  Termination of Employment. In the event of the officer’s death, disability, termination of employment by the Company without cause, or voluntary resignation for good reason, the performance period for measuring Total Shareholder Return will end. If the Company has achieved a Total Shareholder Return of 11% per year compounded annually from May 7, 2007 through the date the performance period is so ended, all the unforfeited PRSUs will then vest. If the Total Shareholder Return goal has not been satisfied as of such date, the PRSUs will be forfeited.

•  Change in Control. If a change in control occurs before December 31, 2010, then the performance period for determining whether the Total Shareholder Return hurdle of 11%, annualized, has been achieved will end on the change in control date. The officer must be employed on the applicable vesting date for each type of PRSU award set forth above to vest. If the Company’s stock is bought for cash in the change in control, the PRSUs will be converted to a cash obligation, which will grow by the annual dividend yield of the Company for the last four quarters as of the date of the change in control until the date the shares attributable to vested PRSUs are distributable.

•  Dividend Equivalents. Dividend equivalents based on dividends paid to shareholders during the applicable performance period accrue on unvested and vested PRSUs. Unpaid dividend equivalents accrue interest at a quarterly rate of interest equal to the Company’s average borrowing rate for the preceding quarter. Accrued dividend equivalents plus interest are paid to the officer at the date the shares attributable to vested PRSUs are distributable.

•  Distribution of Shares. Shares attributable to vested PRSUs are distributable upon the earliest of January 2, 2011, the officer’s death or disability, or termination of the officer’s employment by the Company without cause or resignation by the officer for good reason. However, the distribution of shares attributable to PRSUs with annual vesting will be delayed for six months after any termination of the officer’s employment by the Company for cause or his resignation for good reason to the extent required to comply with 409A of the Internal Revenue Code.

Item 6 - Exhibits

Exhibit No.	Description
3.1	First Amendment to the Amended and Restated Bylaws of Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 17, 2007).
10.1	Employment Agreement, dated May 7, 2007, between Omega Healthcare Investors, Inc. and Michael Ritz.
10.2	Amendment to the Employment Agreement, dated May 7, 2007, between Omega Healthcare Investors, Inc. and C. Taylor Pickett.
10.3	Amendment to the Employment Agreement, dated May 7, 2007, between Omega Healthcare Investors, Inc. and Daniel J. Booth.
10.4	Amendment to the Employment Agreement, dated May 7, 2007, between Omega Healthcare Investors, Inc. and R. Lee Crabill.
10.5	Amendment to the Employment Agreement, dated May 7, 2007, between Omega Healthcare Investors, Inc. and Robert O. Stephenson.
10.6	Form of Restricted Stock Award.
10.7	Form of Performance Restricted Stock Unit Agreement - annual vesting.
10.8	Form of Performance Restricted Stock Unit Agreement - cliff vesting.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:  May 8, 2007                     By: /S/ C. TAYLOR PICKETT
            C. Taylor Pickett
            Chief Executive Officer

Date: May 8, 2007                     By: /S/ ROBERT O. STEPHENSON
            Robert O. Stephenson
            Chief Financial Officer