Form 10-Q
period 2007-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2007-07-31
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-11316

OMEGA HEALTHCARE
INVESTORS, INC.
(Exact name of Registrant as specified in its charter)

Maryland	38-3041398
(State of incorporation)	(IRS Employer Identification No.)

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
Large accelerated filer   ☒                                                                Accelerated filer   ☐                                                      Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 27, 2007.

Common Stock, $.10 par value                                                                           67,993,677
(Class)                                                                                      (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2007

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	June 30, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Operations (unaudited)
	Three and six months ended June 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended June 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements
	June 30, 2007 (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II	Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits	40

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Real estate properties
Land and buildings at cost	$1,240,132	$1,237,165
Less accumulated depreciation	(205,761)	(188,188)
Real estate properties – net	1,034,371	1,048,977
Mortgage notes receivable – net	32,002	31,886
	1,066,373	1,080,863
Other investments – net	26,005	22,078
	1,092,378	1,102,941
Assets held for sale – net	—	3,568
Total investments – net	1,092,378	1,106,509

Cash and cash equivalents	2,484	729
Restricted cash	4,201	4,117
Accounts receivable – net	59,396	51,194
Other assets	13,036	12,821
Total assets	$1,171,495	$1,175,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$30,000	$150,000
Unsecured borrowings – net	484,722	484,731
Other long–term borrowings	41,410	41,410
Accrued expenses and other liabilities	25,953	28,037
Income tax liabilities	5,646	5,646
Operating liabilities for owned properties	—	92
Total liabilities	587,731	709,916

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	820,519	700,177
Cumulative net earnings	329,475	292,766
Cumulative dividends paid	(641,651)	(602,910)
Cumulative dividends – redemption	(43,067)	(43,067)
Total stockholders’ equity	583,764	465,454
Total liabilities and stockholders’ equity	$1,171,495	$1,175,370

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Rental income	$36,192	$29,880	$77,069	$59,717
Mortgage interest income	888	1,154	1,897	2,338
Other investment income – net	729	947	1,374	1,884
Miscellaneous	353	332	490	441
Total operating revenues	38,162	32,313	80,830	64,380

Expenses
Depreciation and amortization	8,831	7,510	17,630	14,995
General and administrative	2,765	2,313	5,338	4,662
Total operating expenses	11,596	9,823	22,968	19,657

Income before other income and expense	26,566	22,490	57,862	44,723
Other income (expense):
Interest and other investment income	58	69	98	182
Interest	(10,073)	(9,447)	(21,917)	(19,056)
Interest – amortization of deferred financing costs	(500)	(431)	(959)	(1,074)
Interest – refinancing costs	-	-	-	(3,485)
Change in fair value of derivatives	-	5,474	-	7,908
Total other expense	(10,515)	(4,335)	(22,778)	(15,525)

Income from continuing operations before income taxes	16,051	18,155	35,084	29,198
Provision for income taxes	-	(590)	-	(1,139)
Income from continuing operations	16,051	17,565	35,084	28,059
Discontinued operations	(1)	(75)	1,625	(394)
Net income	16,050	17,490	36,709	27,665
Preferred stock dividends	(2,481)	(2,481)	(4,962)	(4,962)
Net income available to common	$13,569	$15,009	$31,747	$22,703

Income per common share:
Basic:
Income from continuing operations	$0.20	$0.26	$0.47	$0.40
Net income	$0.20	$0.26	$0.50	$0.39
Diluted:
Income from continuing operations	$0.20	$0.26	$0.47	$0.40
Net income	$0.20	$0.26	$0.50	$0.39

Dividends declared and paid per common share	$0.27	$0.24	$0.53	$0.47

Weighted-average shares outstanding, basic	67,237	58,158	63,666	57,787
Weighted-average shares outstanding, diluted	67,261	58,283	63,690	57,881

Components of other comprehensive income:
Net income	$16,050	$17,490	$36,709	$27,665
Unrealized gain on common stock investment	-	881	-	1,580
Unrealized loss on preferred stock investment	-	(286)	-	(590)
Total comprehensive income	$16,050	$18,085	$36,709	$28,655

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$36,709	$27,665
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	17,630	15,069
Provision for impairment on real estate properties (including amounts in discontinued operations)	—	121
Provision for impairment on equity securities	—	3,485
Amortization of deferred financing costs	959	1,074
(Gains) losses on assets sold and equity securities – net	(1,596)	381
Restricted stock amortization expense	334	585
Change in fair value of derivatives	—	(7,908)
Income from accretion of marketable securities to redemption value	(103)	(827)
Other	(242)	(23)
Change in operating assets and liabilities:
Accounts receivable	17	555
Straight-line rent	(9,448)	(2,939)
Lease inducement	1,230	—
Other assets	(547)	1,598
Tax liabilities	—	1,139
Other liabilities	(2,296)	1,728
Net cash provided by operating activities	42,647	41,703

Cash flows from investing activities
Placement of mortgage loans	(345)	—
Proceeds from sale of real estate investments	6,254	657
Capital improvements and funding of other investments	(4,019)	(3,649)
Proceeds from other investments	1,957	17,242
Investments in other investments	(5,678)	(20,339)
Collection of mortgage principal – net	369	10,392
Net cash (used in) provided by investing activities	(1,462)	4,303

Cash flows from financing activities
Proceeds from credit facility borrowings	45,400	48,200
Payments on credit facility borrowings	(165,400)	(106,200)
Receipts from other long-term borrowings	—	39,000
Prepayment of re-financing penalty	—	(755)
Receipts from dividend reinvestment plan	7,822	17,320
Receipts/(payments) from exercised options and taxes on restricted stock – net	(780)	225
Dividends paid	(38,741)	(32,109)
Net proceeds from common stock offering	112,878	—
Payment on common stock offering	—	(178)
Financing costs paid	(692)	(2,384)
Other	83	980
Net cash used in financing activities	(39,430)	(35,901)

Increase in cash and cash equivalents	1,755	10,105
Cash and cash equivalents at beginning of period	729	3,948
Cash and cash equivalents at end of period	$2,484	$14,053
Interest paid during the period	$20,566	$12,644

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2007

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. (“Omega” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries and one variable interest entity (“VIE”) for which we are the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Reclassifications:

Certain amounts in the prior year have been reclassified to conform to the current year presentation and to reflect the results of discontinued operations.  See Note 9 – Discontinued Operations for a discussion of discontinued operations.  Such reclassifications have no effect on previously reported earnings or equity.

Accounts Receivables:

Accounts receivable includes: contractual receivables, straight-line rent receivables, lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relate to the amounts currently owed to us under the terms of the lease agreement.  Straight-line receivables relates to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually.  Lease inducements result from value provided by us to the lessee at the inception of the lease and will be amortized as a reduction of rental revenue over the lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents.  In the case of a lease recognized on a straight-line basis, we generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of adverse collectibility are present.

A summary of our net receivables by type is as follows:

	June 30, 2007	December 31, 2006
	(in thousands)

Contractual receivables	$4,744	$4,803
Straight-line receivables	31,530	27,252
Lease inducements	28,903	30,133
Allowance	(5,781)	(10,994)
Accounts receivables – net	$59,396	$51,194

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

During the first quarter of 2007, we reversed approximately $5.0 million of allowance for straight-line rent previously established, as a result of the improvement in one of our operator’s financial condition.  We record allowances for straight-line rent receivables as an adjustment to revenue.  Accordingly, the reversal of this allowance increased revenue for the three months ended March 31, 2007.  The change in estimate resulted in an additional $0.08 per share of income from continuing operations and net income for the first quarter of 2007 and for the six months ended June 30, 2007.

Implementation of New Accounting Pronouncement:

FIN 48 Evaluation

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements.  The interpretation requires a review of all tax positions accounted for in accordance with FASB Statement No. 109 and applies a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.  Subsequent recognition, derecognition, and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date.  We are subject to the provisions of FIN 48 beginning January 1, 2007.  We evaluated FIN 48 and determined that the adoption of FIN 48 currently had no impact on our financial statements.

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

FAS 159 Evaluation

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, that SFAS No. 159 will have on our financial statements.

NOTE 2 –PROPERTIES

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

Leased Property

Our leased real estate properties, represented by 222 long-term care facilities and two rehabilitation hospitals at June 30, 2007, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the second quarter of 2007, we purchased the land, building and existing improvements of a former medical office building in Toledo, Ohio for $1.4 million.  The building is located adjacent to one of our skilled nursing facilities (“SNFs”).  We are in the process of renovating the building into a 40 bed long - term acute care hospital (“LTACH”).

During the first quarter of 2007, we consolidated and extended two master lease agreements with one of our operators, increasing the lease terms by two and four years, respectively.

Acquisitions

We have made no acquisitions in 2007.

In the third quarter of 2006, we completed two transactions; (i) the purchase of Litchfield Investment Company, LLC and its affiliates (“Litchfield”), which included 30 SNFs and one independent living center and (ii) an additional facility located in Pennsylvania for a combined total investment of $178.9 million.  We have substantially finalized the purchase price allocation of the $178.9 million.  The amount allocated to land and building and personal property is $15.4 million and $161.9 million, respectively, including $1.8 million land and building classified as held for sale.  We also allocated $1.6 million to a below-market lease.

Assets Sold or Held for Sale

Assets Sold

•	On January 31, 2007, we sold two assisted living facilities (“ALFs”) in Indiana for approximately $3.6 million resulting in a gain of approximately $1.7 million.

•	On February 1, 2007, we sold a closed SNF in Illinois for approximately $0.1 million resulting in a loss of $35 thousand.

•	On March 30, 2007, we sold a SNF in Arkansas for approximately $0.7 million resulting in a loss of $15 thousand.

•	On May 18, 2007, we sold two SNFs in Texas for their net book values, generating cash proceeds of approximately $1.8 million.

Held for Sale

•	At June 30, 2007, we had no assets held for sale.

Mortgage Notes Receivable

Mortgage notes receivable relate to nine long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four states, operated by five independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of June 30, 2007, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.

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

NOTE 3 – CONCENTRATION OF RISK

As of June 30, 2007, our portfolio of investments consisted of 233 healthcare facilities, located in 27 states and operated by 30 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion at June 30, 2007, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 222 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on nine long-term healthcare facilities.  At June 30, 2007, we also held miscellaneous investments of approximately $26 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2007, approximately 27% of our real estate investments were operated by two public companies: Sun Healthcare Group (“Sun”) (18%) and Advocat Inc. (“Advocat”) (9%).  Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (15%), Haven Eldercare, LLC (“Haven”) (9%), Home Quality Management, Inc. (“HQM”) (8%), Guardian LTC Management, Inc. (“Guardian”) (7%), Nexion Health Inc. (“Nexion”) (6%) and Essex Healthcare Corporation (6%).  No other operator represents more than 4% of our investments.  The three states in which we had our highest concentration of investments were Ohio (22%), Florida (14%) and Pennsylvania (9%) at June 30, 2007.

For the three-month period ended June 30, 2007, our revenues from operations totaled $38.2 million, of which approximately $7.7 million were from Sun (20%), $5.3 million from CommuniCare (14%) and $4.3 million from Advocat (11%).  For the six-month period ended June 30, 2007, our revenues from operations totaled $80.8 million, of which approximately $15.2 million were from Sun (19%), $13.5 million from Advocat (17%) and $10.6 million from CommuniCare (13%).  No other operator generated more than 9% of our revenues from operations for the three- and six- month periods ended June 30, 2007.

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

NOTE 4 –DIVIDENDS

Common Dividends

On July 17, 2007, the Board of Directors declared a common stock dividend of $0.27 per share to be paid August 15, 2007 to common stockholders of record on July 31, 2007.

On April 18, 2007, the Board of Directors declared a common stock dividend of $0.27 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid May 15, 2007 to common stockholders of record on April 30, 2007.

On January 16, 2007, the Board of Directors declared a common stock dividend of $0.26 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid February 15, 2007 to common stockholders of record on January 31, 2007.

Series D Preferred Dividends

On July 17, 2007, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 31, 2007.  The stockholders of record of the Series D Preferred Stock on July 31, 2007 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2007.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2007 through July 31, 2007.

On April 18, 2007, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid May 15, 2007 to preferred stockholders of record on April 30, 2007.

On January 16, 2007, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid February 15, 2007 to preferred stockholders of record on January 31, 2007.

NOTE 5 – TAXES

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of June 30, 2007 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

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

NOTE 6 – STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment, using the modified prospective method.  The following is a summary of our stock based compensation expense for the three- and six- month periods ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)

Stock based compensation cost	$0.3	$0.3	$0.3	$0.6

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan (the “2004 Plan”).

Restricted Stock Award

The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).

Performance Restricted Stock Units

We awarded two types of PRSUs (annual and cliff vesting awards) to the five executives.  One half of the PRSU awards vest annually in equal increments on December 31, 2008, December 31, 2009, and December 31, 2010, respectively.  The other half of the PRSU awards cliff vest on December 31, 2010.  Vesting on both types of awards requires achievement of total shareholder return as defined in the agreements filed with the SEC on May 8, 2007.

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of June 30, 2007:

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in months)
	(in millions)
Restricted stock	$4.7	44
2008 Annual performance restricted stock units	0.3	20
2009 Annual performance restricted stock units	0.3	32
2010 Annual performance restricted stock units	0.3	44
3 year cliff vest performance restricted stock units	0.7	44
Total	$6.3

A Monte-Carlo model was used to estimate the fair value and derived service periods for PRSUs granted to the executives.  The following are some of the significant assumptions used in estimating the value of the awards:

Closing stock price on date of grant	$17.06
20-day-average stock price	$17.27
Risk-free interest rate at time of grant	4.6% to 5.1%
Expected volatility	24.0% to 29.4%

As of June 30, 2007, we had 35,997 stock options and 15,496 shares of restricted stock outstanding.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.

NOTE 7 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

Pursuant to Section 2.01 of our Credit Agreement, dated as of March 31, 2006 (the “Credit Agreement”), we were permitted under certain circumstances to increase our available borrowing base under the Credit Agreement from $200 million up to an aggregate of $300 million.  Effective February 22, 2007, we exercised our right to increase the available revolving commitment under Section 2.01 of the Credit Agreement from $200 million to $255 million and we consented to add 18 of our properties to the borrowing base assets under the Credit Agreement.  We paid approximately $0.7 million in fees and expenses associated with increasing the available revolving commitment.

At June 30, 2007, we had $30.0 million outstanding under our $255 million revolving senior secured credit facility and $2.5 million was utilized for the issuance of letters of credit, leaving availability of $222.5 million.  The $30.0 million of outstanding borrowings had a blended interest rate of 6.57% at June 30, 2007.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of June 30, 2007, we were in compliance with all property level and corporate financial covenants.

Other Long-Term Borrowings

As previously reported, during the three months ended March 31, 2006, Haven Eldercare, LLC (“Haven”), an existing operator for us, entered into a $39 million first mortgage loan with General Electric Capital Corporation (“GE Capital”).  Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million mortgage note to that of the GE Loan.  In conjunction with the above transactions and the application of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), we consolidated the financial statements and real estate of the Haven entity into our financial statements.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of June 30, 2007: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $2.4 million; (3) an increase in accounts receivable of $0.3 million;  (4) an increase in other long-term borrowings of $39.0 million; (5) and a reduction of $2.1 million in cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of the Haven entity for the three- and six- month periods ended June 30, 2007 and June 30, 2006.  The loan has an interest rate of approximately 7% and is due 2012.  The lender of the $39 million does not have recourse to our assets.

Issuance of Common Stock

On April 3, 2007, we completed an underwritten public offering of 7,130,000 shares of Omega common stock at $16.75 per share, less underwriting discounts. The sale included 930,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters.  We received approximately $112.9 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  UBS Investment Bank acted as sole book-running manager for the offering.  Banc of America Securities LLC, Deutsche Bank Securities and Stifel Nicolaus acted as co-managers for the offering.  The net proceeds were used to repay indebtness under our Credit Agreement.

NOTE 8 – LITIGATION

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

NOTE 9 – DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities sold during 2006 and 2007 or currently classified as held-for-sale as income from discontinued operations for all periods presented.

The following table summarizes the results of operations of facilities sold or held-for-sale during the three and six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues
Rental income	$—	$93	$32	$185
Expenses
Depreciation and amortization	—	32	—	74
General and administrative	—	3	3	3
Provision for impairment	—	—	—	121
Subtotal expenses	—	35	3	198

Income (loss) before gain (loss) on sale of assets	—	58	29	(13)
(Loss) gain on assets sold – net	(1)	(133)	1,596	(381)
Discontinued operations	$(1)	$(75)	$1,625	$(394)

During the second quarter of 2007, we sold two properties in Texas for their net book values.  The facilities generated no revenue in fiscal year 2006.

During the first quarter of 2007, we sold four properties (two in Indiana, one in Arkansas and one in Illinois) for approximately $4.4 million and recorded a gain of $1.6 million.  The facilities generated approximately $0.4 million in revenues in fiscal year 2006.

NOTE 10 – EARNINGS PER SHARE

We calculate basic and diluted earnings per common share (“EPS”) in accordance with FAS No. 128, Earnings Per Share.  The computation of basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period.  Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period.  Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$16,051	$17,565	$35,084	$28,059
Preferred stock dividends	(2,481)	(2,481)	(4,962)	(4,962)
Numerator for income available to common from continuing operations - basic and diluted	13,570	$15,084	30,122	23,097
Discontinued operations	(1)	(75)	1,625	(394)
Numerator for net income available to common per share - basic and diluted	$13,569	$15,009	$31,747	$22,703
Denominator:
Denominator for basic earnings per share	67,237	58,158	63,666	57,787
Effect of dilutive securities:
Restricted stock	10	106	5	75
Stock option incremental shares	14	19	19	19
Denominator for diluted earnings per share	67,261	58,283	63,690	57,881

Earnings per share - basic:
Income available to common from continuing operations	$0.20	$0.26	$0.47	$0.40
Income (loss) from discontinued operations	—	—	0.03	(0.01)
Net income available to common	$0.20	$0.26	$0.50	$0.39
Earnings per share - diluted:
Income available to common from continuing operations	$0.20	$0.26	$0.47	$0.40
Income (loss) from discontinued operations	—	—	0.03	(0.01)
Net income available to common	$0.20	$0.26	$0.50	$0.39

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

Overview

Our portfolio of investments at June 30, 2007, consisted of 233 healthcare facilities, located in 27 states and operated by 30 third-party operators.  Our gross investment in these facilities totaled approximately $1.3 billion at June 30, 2007, with 98% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of 222 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties and fixed rate mortgages on nine long-term healthcare facilities.  At June 30, 2007, we also held other investments of approximately $26 million, consisting primarily of secured loans to third-party operators of our facilities

Medicare Reimbursement

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

On July 27, 2006, CMS posted a notice updating the payment rates to SNFs for fiscal year 2007 (October 1, 2006 to September 30, 2007).  The market basket increase factor for 2007 was 3.1%. CMS estimated that the payment update would increase aggregate payments to SNFs nationwide by approximately $560 million in fiscal year 2007 compared to 2006.

On April 30, 2007, CMS issued its proposed rule for updating the payment rates used under the prospective payment system for SNFs for federal fiscal year 2008 (October 1, 2007 to September 30, 2008).  The proposed market basket increase for fiscal year 2008 is 3.3%.  Under the proposed rule, aggregate Medicare payments for nursing homes would increase by approximately $690 million for fiscal year 2008.  In addition, the rule proposes to revise and rebase the SNF market basket, which is used in calculating SNF payment rates.

The final rule adopting the changes for the SNF prospective payment system for federal fiscal year 2008 has not yet been released.  Therefore, it is not possible to accurately predict what effect, if any, the final rule changes will have on our lessees and mortgagors in the fourth quarter of 2007 and beyond.  Changes to the Medicare prospective payment system for SNFs, including the elimination of temporary increases, could adversely impact the revenues of the operators of nursing facilities and could negatively impact the ability of some of our lessees and mortgagors to satisfy their monthly lease or debt payments to us.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004.  This temporary payment increase arose from the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act.  Although CMS also noted that the AIDS add-on was not intended to be permanent, the increase remained in effect through fiscal year 2007 and the proposed rule updating payment rates for SNFs for fiscal year 2008 indicated that the increase will continue to remain in effect for fiscal year 2008.

A significant change enacted under the Medicare Modernization Act is the creation of a new prescription drug benefit, Medicare Part D, which went into effect January 1, 2006.  The significant expansion of benefits for Medicare beneficiaries arising under the expanded prescription drug benefit could result in financial pressures on the Medicare program that might result in future legislative and regulatory changes with impacts for our operators.  As part of this new program, the prescription drug benefits for patients who are dually eligible for both Medicare and Medicaid are being transitioned from Medicaid to Medicare, and many of these patients reside in long-term care facilities.  The Medicare program experienced significant operational difficulties in transitioning prescription drug coverage for this population when the benefit went into effect on January 1, 2006. Although it is unclear whether or how issues involving Medicare Part D might have any direct financial impacts on our operators, a June 2007 report by the Medicare Payment Advisory Commission (MedPAC, which is an independent body that advises Congress on Medicare payment policies) examined how Part D is affecting pharmacy services for residents of nursing facilities and other stakeholders and considered alternative approaches for delivering Part D benefits in nursing facilities.  MedPAC did not make recommendations, although the report indicated that MedPAC will continue monitoring the delivery of Part D benefits to residents of long-term care facilities.

On February 8, 2006, the President signed into law a $39.7 billion budget reconciliation package called the Deficit Reduction Act of 2005 (“Deficit Reduction Act”), to lower the federal budget deficit.  The Deficit Reduction Act included estimated net savings of $8.3 billion from the Medicare program over 5 years.

The Deficit Reduction Act contained a provision reducing payments to SNFs for allowable bad debts.  Previously, Medicare reimbursed SNFs for 100% of beneficiary bad debt arising from unpaid deductibles and coinsurance amounts.  In 2003, CMS released a proposed rule seeking to reduce bad debt reimbursement rates for certain providers, including SNFs, by 30% over a three-year period.  Subsequently, in early 2006 the Deficit Reduction Act reduced payments to SNFs for allowable bad debts by 30% effective October 1, 2005 for those individuals not dually eligible for both Medicare and Medicaid.  Bad debt payments for the dually eligible population will remain at 100%.  Consistent with this legislation, CMS finalized its 2003 proposed rule on August 18, 2006, and the regulations became effective on October 1, 2006.  CMS estimates that implementation of this bad debt provision will result in a savings to the Medicare program of $490 million from FY 2006 to FY 2010.  These reductions in Medicare payments for bad debt could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

In May of 2007, CMS awarded 13 states and the District of Columbia grants totaling over $547 million to build Medicaid long-term care programs that provide alternatives to nursing home care and keep people at home.  Similarly, individual states have been promoting alternatives to nursing homes to cope with the aging population through laws and the development and promotion of community-based systems of care.  CMS’ grants and the activities of states evidence a shift from a focus on institutional care to a system that offers more choices, including home and community-based services.  This trend could have potential adverse effects on our operators’ financial conditions, which could affect their ability to meet their payment obligations to us.

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

Income tests.  In order to maintain our qualification as a REIT, we annually must satisfy two gross income requirements.  First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (including generally “rents from real property,” interest on mortgages on real property and gains on sale of real property and real property mortgages, other than property described in Section 1221(a)(1) of the Code) and income derived from certain types of temporary investments.  Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments, dividends, interest and gain from the sale or disposition of stock or securities other than property held for sale to customers in the ordinary course of business.

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

While we believe that there are valid arguments that Advocat should not be a “related party tenant,” if Advocat were so treated, we would have failed to satisfy the 95% gross income tests during certain prior taxable years. Such a failure would have prevented us from maintaining REIT tax status during such years and from re-electing REIT tax status for a number of taxable years thereafter. Any such failure to satisfy the REIT gross income tests, however, would not result in the loss of REIT status, if the failure was due to reasonable cause and not to willful neglect, and we pay a tax on the non-qualifying income. Accordingly, on the advice of tax counsel in order to resolve the matter, minimize potential penalties, and obtain assurances regarding our continued REIT tax status, we submitted to the IRS a request for a closing agreement on December 15, 2006, which agreement would conclude that any failure to satisfy the gross income tests would be due to reasonable cause and not to willful neglect. Since that time, we have had ongoing conversations with the IRS and we have submitted additional documentation in furtherance of the issuance of a closing agreement, but, to date, we have not yet entered into a closing agreement with respect to the related party tenant issue with the IRS. We have been informed by the IRS that the request is subject to several levels of administrative review and such review is in process.  We intend to continue to proceed with this course of action until a closing agreement with the IRS is obtained. In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our annual report on Form 10-K for the year ended December 31, 2006.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2006 annual report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  During the first quarter of 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FAS No. 109”), “Accounting for Income Taxes.”  The following discussion provides additional information about the effect on the consolidated financial statements of judgments and estimates related to our policy regarding uncertainty in income taxes.

Effective January 1, 2007, we adopted the provisions of FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements.  The interpretation requires a review of all tax positions accounted for in accordance with FAS No. 109 and applies a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.  Subsequent recognition, derecognition, and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date.  We evaluated FIN 48 and determined that the adoption of FIN 48 currently had no impact on our financial statements.

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

FAS 159 Evaluation

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No.159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, that SFAS No. 159 will have on our financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2007 and 2006

Operating Revenues

Our operating revenues for the three months ended June 30, 2007 totaled $38.2 million, an increase of $5.8 million, over the same period in 2006.  The $5.8 million increase was primarily the result of additional rental income due to the third quarter 2006 acquisition of 30 SNFs and one independent living center from Litchfield Investment Company, LLC (“Litchfield”).

Operating Expenses

Operating expenses for the three months ended June 30, 2007 totaled $11.6 million, an increase of approximately $1.8 million over the same period in 2006.  The increase was primarily due to additional expenses resulting from the third quarter 2006 acquisition of the Litchfield facilities, primarily depreciation expense.

Other Income (Expense)

For the three months ended June 30, 2007, total other expenses were $10.5 million, as compared to $4.3 million for the same period in 2006, an increase of $6.2 million.  The $6.2 million increase is primarily due to the following:

•
Interest expense, excluding amortization of deferred financing costs and refinancing related interest expenses, increased $0.7 million to $10.1 million for the three months ended June 30, 2007, from $9.4 million for the same period 2006.  The increase of $0.7 million was primarily due to the additional debt outstanding as a result of the third quarter 2006 acquisition of the Litchfield facilities, offset by use of proceeds from the issuance of equity in April 2007 to pay down debt.

•
For the three months ended June 30, 2006, we recorded a non-cash $5.5 million mark-to-market adjustment to reflect the increase in fair value of our derivative instrument (i.e., the conversion feature of the redeemable convertible preferred stock we held in Advocat, a publicly traded company).

Income from continuing operations

Income from continuing operations for the three months ended June 30, 2007 was $16.1 million compared to $17.6 million for the same period in 2006.  The decrease in income from continuing operations is the result of the factors described above.

Six Months Ended June 30, 2007 and 2006

Operating Revenues

Our operating revenues for the six months ended June 30, 2007 totaled $80.8 million, an increase of $16.5 million, over the same period in 2006.  The $16.5 million increase was primarily the result of additional rental income due to the third quarter 2006 acquisition of 30 SNFs and one independent living center from Litchfield and a change in accounting estimate related to one of our operators.  As more fully disclosed in Note 2 – Properties, during the first quarter of 2007, we determined that we should reverse approximately $5.0 million of allowance previously established for straight-line rent, as a result of an improvement in one of our operator’s financial condition.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 totaled $23.0 million, an increase of approximately $3.3 million over the same period in 2006.  The increase was primarily due to additional expenses resulting from the third quarter 2006 acquisition of the Litchfield facilities, primarily depreciation expense.

Other Income (Expense)

For the six months ended June 30, 2007, our total other expenses were $22.8 million, as compared to $15.5 million for the same period in 2006, an increase of $7.3 million.  The $7.3 million increase is primarily due to the following:

•
Interest expense, excluding amortization of deferred financing costs and refinancing related interest expenses, increased $2.9 million to $21.9 million for the six months ended June 30, 2007, from $19.1 million for the same period 2006.  The increase of $2.9 million was primarily due to the additional debt outstanding as a result of the third quarter 2006 acquisition of the Litchfield facilities, offset by the use of proceeds from the issuance of equity in April 2007 to pay down debt.

•
For the six months ended June 30, 2006, we recorded a non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our old credit facility, and $0.8 million non-cash charge associated with the redemption of the remaining 20.7% of our $100 million aggregate principal amount of 6.95% unsecured notes due 2007.

•
For the six months ended June 30, 2006, we recorded a non-cash $7.9 million mark-to-market adjustment to reflect the increase in fair value of our derivative instrument (i.e., the conversion feature of the redeemable convertible preferred stock we held in Advocat).

Taxes

As more fully disclosed in Note 5 – Taxes and in our December 31, 2006 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”), we identified a related party tenant issue which could have been interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  During the fourth quarter of 2006, we restructured our agreement with the tenant eliminating the related party tenant income issue.  As a result of the related party tenant issue in 2006, we recorded income tax expense of $1.1 million for the six months ended June 30, 2006.

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below.  For tax year 2006, preferred and common dividend payments of approximately $67 million made throughout 2006 satisfy the 2006 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of June 30, 2007 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from continuing operations

Income from continuing operations for the six months ended June 30, 2007 was $35.1 million compared to $28.1 million for the same period in 2006.  The increase in income from continuing operations is the result of the factors described above.

Gain/Loss from Discontinued Operations

For the six months ended June 30, 2007, we recorded a gain of $1.6 million compared to a loss of $0.4 million from the same period in 2006.  The gain was primarily related to the sale of two assisted living facilities (“ALFs”) in Indiana during the first quarter of 2007.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2007, was $22.4 million, compared to $22.7 million, for the same period in 2006.

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

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three- and six- months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Net income available to common	$13,569	$15,009	$31,747	$22,703
Add back loss (deduct gain) from real estate dispositions	1	133	(1,596)	381
Sub-total	13,570	15,142	30,151	23,084
Elimination of non-cash items included in net income:
Depreciation and amortization	8,831	7,542	17,630	15,069
Funds from operations available to common stockholders	$22,401	$22,684	$47,781	$38,153

Portfolio Developments, New Investments and Recent Developments

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the six months ended June 30, 2007.

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

We have reviewed Advocat’s financial statements annually and noted that since 2000 Advocat’s external auditors issued Advocat a “going concern” opinion.  We reviewed Advocat’s 2006 annual report and noted that Advocat was issued a “clean” opinion by its external auditors (i.e., the auditors removed the going concern qualification).  We also reviewed Advocat’s financial statements and noted an improvement in its financial condition.  As a result, we reversed approximately $5.0 million of allowance previously established for straight line rent.  This change in estimate resulted in an additional $0.08 per share of income from continuing operations and net income for the first quarter of 2007 and for the six months ended June 30, 2007.

Haven Eldercare, LLC

In conjunction with the application of FIN 46R, we consolidated the financial statements and related real estate of this Haven entity into our financial statements.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of June 30, 2007: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $2.4 million; (3) an increase in accounts receivable of $0.3 million;  (4) an increase in other long-term borrowings of $39.0 million; (5) and a reduction of $2.1 million in cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of the Haven entity for the three- and six- month periods ended June 30, 2007 and June 30, 2006.

Assets Sold

•	For the three-month period ended March 31, 2007, we sold a SNF in Illinois, a SNF in Arkansas and two ALFs in Indiana resulting in a gain of approximately $1.6 million.

•	For the three-month period ended June 30, 2007, we sold two SNFs in Texas for their net book values, generating cash proceeds of approximately $1.8 million.

Held for Sale

•	We had no facility held for sale as of June 30, 2007.

Liquidity and Capital Resources

At June 30, 2007, we had total assets of $1.2 billion, stockholders’ equity of $583.8 million and debt of $556.1 million, which represents approximately 48.8% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Long-term debt (1)	$556.4	$0.4	$30.9	$0.8	$524.3
Other long-term liabilities	0.4	0.2	0.2	-	-
Total	$556.8	$0.6	$31.1	$0.8	$524.3

(1)
The $556.4 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $30.0 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010 and Haven’s $39 million first mortgage with General Electric Capital Corporation that expires in October 2012.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At June 30, 2007, we had $30.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.5 million was utilized for the issuance of letters of credit, leaving availability of $222.5 million.  The $30.0 million of outstanding borrowings had a blended interest rate of 6.57% at June 30, 2007.

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

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of June 30, 2007, we were in compliance with all property level and corporate financial covenants.

7.130 Million Common Stock Offering

On April 3, 2007, we completed an underwritten public offering of 7,130,000 shares our common stock at $16.75 per share, less underwriting discounts. The sale included 930,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters.  We received approximately $112.9 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  UBS Investment Bank acted as sole book-running manager for the offering.  Banc of America Securities LLC, Deutsche Bank Securities and Stifel Nicolaus acted as co-managers for the offering.  The net proceeds were used to repay indebtedness under our Credit Facility.

Dividend Reinvestment and Common Stock Purchase Plan

During the Second quarter of 2007, we reinstated our Dividend Reinvestment and Common Stock Purchase Plan (“the DRIP”).  The DRIP allows beneficial owners to reinvest dividends of our common stock at a discount to the market price.  For the three- and six- month periods ended June 30, 2007, a total of 481,525 shares were issued for approximately $7.8 million in net proceeds.

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

Common Dividends

On July 17, 2007, the Board of Directors declared a common stock dividend of $0.27 per share to be paid August 15, 2007 to common stockholders of record on July 31, 2007.

On April 18, 2007, the Board of Directors declared a common stock dividend of $0.27 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid May 15, 2007 to common stockholders of record on April 30, 2007.

On January 16, 2007, the Board of Directors declared a common stock dividend of $0.26 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid February 15, 2007 to common stockholders of record on January 31, 2007.

Series D Preferred Dividends

On July 17, 2007, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 31, 2007.  The stockholders of record of the Series D Preferred Stock on July 31, 2007 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2007.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2007 through July 31, 2007.

On April 18, 2007, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid May 15, 2007 to preferred stockholders of record on April 30, 2007.

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

Cash and cash equivalents totaled $2.5 million as of June 30, 2007, an increase of $1.8 million as compared to the balance at December 31, 2006.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $42.6 million for the six months ended June 30, 2007, as compared to $41.7 million for the same period in 2006, an increase of $0.9 million.

Investing Activities– Net cash flow from investing activities was an outflow of $1.5 million for the six months ended June 30, 2007, as compared to an inflow of $4.3 million for the same period in 2006.  The $5.8 million change in investing cash flow was primarily due to mortgage collection of $10.0 million in 2006 compared to $0.4 million in 2007, offset by proceeds of $6.3 million from the sale of properties for the six months ended June 30, 2007, as compared to $0.7 million in 2006.

Financing Activities– Net cash flow from financing activities was an outflow of $39.4 million for the six months ended June 30, 2007 as compared to an outflow of $35.9 million for the same period in 2006.  The increase in cash outflow from financing activities of $3.5 million was primarily a result of an increase in net payments on our Credit Facility and other borrowings of $101.0 million compared to the same period in 2006, an increase in dividend payment of $6.6 million compared to the same period in 2006, and the reduction in dividend reinvestment proceeds of $9.5 million compared to the same period in 2006, offset by proceeds of $112.9 million from common stock offering in the second quarter of 2007.  For the six months ended June 30, 2007, we repaid net borrowings of $120.0 million compared to $19.0 million in the same period in 2006.

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

There were no material changes in our market risk during the three months ended June 30, 2007.  For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2006.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.  In making this evaluation, our management considered the matters relating to the restatement of our financial statements and the material weakness and the remediation thereof discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness discussed below, our disclosure controls and procedures were not effective as of June 30, 2007 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation of Previously Reported Material Weakness in Internal Control

During the six months ended June 30, 2007, we implemented the following changes in internal control of financial reporting:

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

Changes in Internal Controls.

Other than noted above in this Item 4, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 8 – Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A- Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission on February 23, 2007, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein.

Item 4 – Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on May 24, 2007.  Of the total number of common shares outstanding on April 20, 2007, a total of 66,918,359 were represented in person or by proxy at the Annual Meeting.  Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a)           To elect two nominees to serve as directors and to hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.  Our stockholders voted to elect both nominees to serve as directors.  Votes recorded, by nominee, were as follows:

Nominee	For	Against/Withheld
Edward Lowenthal	54,951,927	4,773,186
Stephen D. Plavin	55,230,536	4,494,577

(b)           To consider and vote upon a proposal to ratify the selection of Ernst & Young LLP as our independent auditor for the fiscal year 2007:

For	Against	Abstain
59,459,470	221,680	43,963

Item 6 – Exhibits

Exhibit No.	Description
10.1
Employment Agreement, dated May 7, 2007, between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.2	Restated Amendment to the Employment Agreement, effective as of May 7, 2007, between Omega Healthcare Investors, Inc. and C. Taylor Pickett.
10.3	Restated Amendment to the Employment Agreement, effective as of May 7, 2007, between Omega Healthcare Investors, Inc. and Daniel J. Booth.
10.4	Restated Amendment to the Employment Agreement, effective as of May 7, 2007, between Omega Healthcare Investors, Inc. and R. Lee Crabill.
10.5	Restated Amendment to the Employment Agreement, effective as of May 7, 2007, between Omega Healthcare Investors, Inc. and Robert O. Stephenson.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:     July 31, 2007                                By:           /S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:     July 31, 2007                                By:           /S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer