Form 10-Q
period 2007-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2007-11-05
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 19, 2007.

Common Stock, $.10 par value                                                                           68,004,832
(Class)                                                                                      (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2007

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	September 30, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Operations (unaudited)
	Three and nine months ended September 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements
	September 30, 2007 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Real estate properties
Land and buildings at cost	$1,273,657	$1,235,679
Less accumulated depreciation	(212,634)	(187,769)
Real estate properties – net	1,061,023	1,047,910
Mortgage notes receivable – net	31,849	31,886
	1,092,872	1,079,796
Other investments – net	16,464	22,078
	1,109,336	1,101,874
Assets held for sale – net	3,550	4,635
Total investments – net	1,112,886	1,106,509

Cash and cash equivalents	608	729
Restricted cash	3,698	4,117
Accounts receivable – net	61,768	51,194
Other assets	11,933	12,821
Total assets	$1,190,893	$1,175,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$52,000	$150,000
Unsecured borrowings – net	484,718	484,731
Other long–term borrowings	40,995	41,410
Accrued expenses and other liabilities	26,567	28,037
Income tax liabilities	3,441	5,646
Operating liabilities for owned properties	—	92
Total liabilities	607,721	709,916

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	825,495	700,177
Cumulative net earnings	344,824	292,766
Cumulative dividends paid	(662,568)	(602,910)
Cumulative dividends – redemption	(43,067)	(43,067)
Total stockholders’ equity	583,172	465,454
Total liabilities and stockholders’ equity	$1,190,893	$1,175,370

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental income	$37,113	$33,016	$114,092	$92,643
Mortgage interest income	999	1,054	2,896	3,392
Other investment income – net	962	994	2,336	2,878
Miscellaneous	150	42	640	483
Total operating revenues	39,224	35,106	119,964	99,396

Expenses
Depreciation and amortization	9,131	8,314	26,740	23,288
General and administrative	2,742	5,669	8,080	10,331
Provision for impairment on real estate properties	1,636	-	1,636	-
Provision for uncollectible mortgages, notes and accounts receivable	-	27	-	27
Total operating expenses	13,509	14,010	36,456	33,646

Income before other income and expense	25,715	21,096	83,508	65,750
Other income (expense):
Interest and other investment income	36	189	134	371
Interest	(10,071)	(11,190)	(31,988)	(30,246)
Interest – amortization of deferred financing costs	(500)	(439)	(1,459)	(1,513)
Interest – refinancing costs	-	-	-	(3,485)
Gain on sale of equity securities	-	2,709	-	2,709
Change in fair value of derivatives	-	1,764	-	9,672
Total other expense	(10,535)	(6,967)	(33,313)	(22,492)

Income before gain on assets sold	15,180	14,129	50,195	43,258
Gain on assets sold - net	-	1,188	-	1,188
Income from continuing operations before income taxes	15,180	15,317	50,195	44,446
Provision for income taxes	132	(600)	132	(1,739)
Income from continuing operations	15,312	14,717	50,327	42,707
Discontinued operations	37	(94)	1,731	(419)
Net income	15,349	14,623	52,058	42,288
Preferred stock dividends	(2,480)	(2,480)	(7,442)	(7,442)
Net income available to common	$12,869	$12,143	$44,616	$34,846

Income per common share:
Basic:
Income from continuing operations	$0.19	$0.21	$0.66	$0.61
Net income	$0.19	$0.21	$0.69	$0.60
Diluted:
Income from continuing operations	$0.19	$0.21	$0.66	$0.60
Net income	$0.19	$0.20	$0.69	$0.60

Dividends declared and paid per common share	$0.28	$0.24	$0.81	$0.71

Weighted-average shares outstanding, basic	67,952	59,021	65,094	58,203
Weighted-average shares outstanding, diluted	67,965	59,446	65,114	58,407

Components of other comprehensive income:
Net income	$15,349	$14,623	$52,058	$42,288
Unrealized gain on common stock investment	-	-	-	1,580
Reclassification adjustment for gain on common stock investment	-	(1,740)	-	(1,740)
Unrealized loss on preferred stock investment	-	(172)	-	(763)
Total comprehensive income	$15,349	$12,711	$52,058	$41,365

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$52,058	$42,288
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	26,768	23,432
Provision for impairment on real estate properties (including amounts in discontinued operations)	1,636	121
Provision for uncollectible mortgages, notes and accounts receivable (including amounts in discontinued operations)	—	179
Refinancing costs	—	3,485
Amortization of deferred financing costs	1,459	1,513
Gains on assets sold and equity securities – net	(1,595)	(3,516)
Restricted stock amortization expense	880	4,224
Change in fair value of derivatives	—	(9,672)
Income from accretion of marketable securities to redemption value	(155)	(1,155)
Other	(259)	(35)
Change in operating assets and liabilities:
Accounts receivable	(178)	(20,104)
Straight-line rent	(11,746)	(4,546)
Lease inducement	1,349	—
Other assets	28	1,941
Tax liabilities	(2,206)	1,739
Other liabilities	(1,065)	6,929
Net cash provided by operating activities	66,974	46,823

Cash flows from investing activities
Acquisition of real estate	(39,503)	(178,906)
Placement of mortgage loans	(345)	—
Proceeds from sale of stock	—	7,573
Proceeds from sale of real estate investments	6,254	1,527
Capital improvements and funding of other investments	(5,463)	(5,416)
Proceeds from other investments	14,829	27,092
Investments in other investments	(8,978)	(29,238)
Collection of mortgage principal – net	559	10,588
Net cash used in investing activities	(32,647)	(166,780)

Cash flows from financing activities
Proceeds from credit facility borrowings	99,400	234,200
Payments on credit facility borrowings	(197,400)	(134,700)
Receipts from other long-term borrowings	—	39,000
Payments of other long-term borrowings	(415)	(390)
Prepayment of re-financing penalty	—	(755)
Receipts from dividend reinvestment plan	12,222	29,161
Receipts/(payments) from exercised options and taxes on restricted stock – net	(780)	225
Dividends paid	(59,658)	(49,356)
Net proceeds from common stock offering	112,878	—
Payment on common stock offering	—	(178)
Financing costs paid	(695)	(2,390)
Other	—	1,192
Net cash (used in) provided by financing activities	(34,448)	116,009

Decrease in cash and cash equivalents	(121)	(3,948)
Cash and cash equivalents at beginning of period	729	3,948
Cash and cash equivalents at end of period	$608	$—
Interest paid during the period	$27,684	$21,442
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2007

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

A summary of our net receivables by type is as follows:

	September 30, 2007	December 31, 2006
	(in thousands)

Contractual receivables	$3,618	$4,803
Straight-line receivables	33,670	27,252
Lease inducements	28,783	30,133
Allowance	(4,303)	(10,994)
Accounts receivable – net	$61,768	$51,194

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

During the first quarter of 2007, we reversed approximately $5.0 million of allowance for straight-line rent previously established, as a result of the improvement in one of our operator’s financial condition.  We record allowances for straight-line rent receivables as an adjustment to revenue.  Accordingly, the reversal of this allowance increased revenue for the three months ended March 31, 2007.  The change in estimate resulted in an additional $0.08 per share of income from continuing operations and net income for the first quarter of 2007 and for the nine months ended September 30, 2007.

Implementation of New Accounting Pronouncement:

FIN 48 Evaluation

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements.  The interpretation requires a review of all tax positions accounted for in accordance with FASB Statement No. 109 and applies a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.  Subsequent recognition, derecognition, and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date.  We are subject to the provisions of FIN 48 beginning January 1, 2007.  We evaluated FIN 48 and determined that the adoption of FIN 48 had no impact on our financial statements.

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

FAS 159 Evaluation

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected and reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, that SFAS No. 159 will have on our financial statements.

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

Leased Property

Our leased real estate properties, represented by 227 long-term care facilities and two rehabilitation hospitals at September 30, 2007, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the third quarter of 2007, we completed a transaction with Litchfield Investment Company, LLC and its affiliates to purchase five (5) skilled nursing facilities (“SNFs”) for a total investment of $39.5 million.  The facilities total 645 beds and are located in Alabama (1), Georgia (2), Kentucky (1) and Tennessee (1).  We also provided a $2.5 million loan in the form of a subordinated note as part of the transaction.  Simultaneously with the close of the purchase transaction, the facilities were combined into an Amended and Restated Master Lease with Home Quality Management (“HQM”).  The Amended and Restated Master Lease was extended until July 31, 2017.  The investment allocated to land, building and personal property is $6.3 million, $32.1 million and $1.1 million, respectively.

During the third quarter of 2007, we continued our restructure of a 5 facility master lease with one of our existing tenants whereby we and tenant have agreed to sell three (3) facilities and reduce the overall annual rent on the master lease by $0.4 million.  Two (2) of the facilities are under contract to be sold, pending licensure, for approximately $2.8 million in cash proceeds.  The tenant will continue to pay full rent pursuant to the master lease until the completion of the sale of the two facilities.  Upon completion, the overall annual rent on the master lease will be reduced by $0.4 million.  We have and will continue to maintain a personal guarantee from the tenant.

During the second quarter of 2007, we purchased the land, building and existing improvements of a former medical office building in Toledo, Ohio for $1.4 million.  The building is located adjacent to one of our SNFs.  We are in the process of renovating the building into a 40 bed long- term acute care hospital (“LTACH”).

During the first quarter of 2007, we consolidated and extended two master lease agreements with one of our operators, increasing the lease terms by two and four years, respectively.

Acquisitions

The five (5) SNFs acquired from Litchfield during the quarter are included in our results of operations from the respective date of acquisition.  The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented.  According to management, all significant adjustments necessary to reflect the effects of the acquisitions have been made.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Revenues	$39,602	$37,849	$122,607	$113,782
Net income	$15,361	$14,821	$52,144	$43,560

Earnings per share available to common – basic	0.19	$0.21	$0.69	$0.62
Earnings per share available to common – diluted	$0.19	$0.21	$0.69	$0.62

In the third quarter of 2006, we completed two transactions: (i) the purchase of Litchfield Investment Company, LLC and its affiliates (“Litchfield”), which included 30 SNFs and one independent living center; and (ii) an additional facility located in Pennsylvania for a combined total investment of $178.9 million.  We have substantially finalized the purchase price allocation of the $178.9 million.  The amount allocated to land, building and personal property is $15.4 million, $154.4 million and $7.5 million, respectively, including $1.8 million land and building classified as held for sale.  We also allocated $1.6 million to a below-market lease.

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

Held for Sale

During the three months ended September 30, 2007, a $1.6 million provision for impairment charge was recorded to reduce the carrying value on one facility to its estimated fair value.  At September 30, 2007, we had four assets classified as held-for-sale with a net book value of approximately $3.6 million.

Mortgage Notes Receivable

Mortgage notes receivable relate to nine (9) long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four (4) states, operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of September 30, 2007, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.

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

NOTE 3 – CONCENTRATION OF RISK

As of September 30, 2007, our portfolio of investments consisted of 238 healthcare facilities, located in 27 states and operated by 29 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion at September 30, 2007, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 223 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on nine long-term healthcare facilities and four long-term healthcare facilities that are currently held for sale.  At September 30, 2007, we also held miscellaneous investments of approximately $16 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2007, approximately 29% of our real estate investments were operated by two public companies: Sun Healthcare Group (“Sun”) (18%) and Advocat Inc. (“Advocat”) (11%).  Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (15%), HQM (11%), Haven Eldercare, LLC (“Haven”) (9%), Guardian LTC Management, Inc. (“Guardian”) (7%), Nexion Health Inc. (“Nexion”) (6%) and Essex Healthcare Corporation (6%).  No other operator represents more than 4% of our investments.  The three states in which we had our highest concentration of investments were Ohio (21%), Florida (13%) and Pennsylvania (8%) at September 30, 2007.

For the three-month period ended September 30, 2007, our revenues from operations totaled $39.2 million, of which approximately $7.7 million were from Sun (20%), $5.2 million from Advocat (13%) and $5.1 million from CommuniCare (13%).  For the nine-month period ended September 30, 2007, our revenues from operations totaled $120.0 million, of which approximately $22.9 million were from Sun (19%), $20.4 million from Advocat (17%) and $15.4 million from CommuniCare (13%).  No other operator generated more than 9% of our revenues from operations for the three- and nine- month periods ended September 30, 2007.

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

NOTE 4 –DIVIDENDS

Common Dividends

On October 16, 2007, the Board of Directors declared a common stock dividend of $0.28 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend will be paid November 15, 2007 to common stockholders of record on October 31, 2007.

On July 17, 2007, the Board of Directors declared a common stock dividend of $0.27 per share that was paid August 15, 2007 to common stockholders of record on July 31, 2007.

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

Series D Preferred Dividends

On October 16, 2007, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on October 31, 2007.  The stockholders of record of the Series D Preferred Stock on October 31, 2007 will be paid dividends in the amount of $0.52344 per preferred share on November 15, 2007.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2007 through October 31, 2007.

On July 17, 2007, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid August 15, 2007 to preferred stockholders of record on July 31, 2007.

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

NOTE 5 – TAXES

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below. We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of September 30, 2007 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

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

As a result of the potential related party tenant issue described above, we have recorded approximately $5.5 million in income tax provisions for the tax years 2002-2006.  This amount represents the estimated liability and interest, which remains subject to final resolution and acceptance of our request for a closing agreement.  On the advice of, and with tax counsel’s assistance, we have amended our relationship with Advocat such that we do believe there is a related party tenant issue with respect to rental income received from Advocat.  Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007.  We recorded interest and penalty charges associated with tax matters as income tax expense.  We file U.S. federal income tax returns and state income and franchise tax returns in over 27 state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by taxing authorities for years prior to 2003.  During the third quarter of 2007, we filed our 2006 tax return and paid approximately $2.1 million of the $5.5 million tax liability.

NOTE 6 – STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment, using the modified prospective method.  The following is a summary of our stock based compensation expense for the three- and nine- month periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Stock based compensation cost	$545	$3,639	$880	$4,224

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

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of September 30, 2007:

	Shares/ Units	Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$4,362
2008 Annual performance restricted stock units	41,332	8.78	363	20	272
2009 Annual performance restricted stock units	41,332	8.25	341	32	288
2010 Annual performance restricted stock units	41,332	8.14	336	44	298
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	678
Total	534,900		$6,700		$5,898

A Monte-Carlo model was used to estimate the fair value and derived service periods for PRSUs granted to the executives.  The following are some of the significant assumptions used in estimating the value of the awards:

Closing stock price on date of grant	$17.06
20-day-average stock price	$17.27
Risk-free interest rate at time of grant	4.6% to 5.1%
Expected volatility	24.0% to 29.4%

As of September 30, 2007, we had 35,997 stock options and 15,496 shares of restricted stock outstanding to other employees and directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.

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

At September 30, 2007, we had $52.0 million outstanding under our $255 million revolving senior secured credit facility and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $200.9 million.  The $52.0 million of outstanding borrowings had a blended interest rate of 6.40% at September 30, 2007.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of September 30, 2007, we were in compliance with all property level and corporate financial covenants.

Other Long-Term Borrowings

As previously reported, during the three months ended March 31, 2006, Haven Eldercare, LLC (“Haven”), an existing operator for us, entered into a $39 million first mortgage loan with General Electric Capital Corporation (“GE Capital”).  Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million mortgage note to that of the GE Loan.  In conjunction with the above transactions and the application of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), we consolidated the financial statements and real estate of the Haven entity into our financial statements.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of September 30, 2007: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $2.7 million; (3) an increase in accounts receivable of $0.3 million;  (4) an increase in other long-term borrowings of $39.0 million; (5) and a reduction of $2.4 million in cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of the Haven entity for the three- and nine- month periods ended September 30, 2007 and 2006, respectively.  The loan has an interest rate of approximately 7% and is due 2012.  The lender of the $39 million does not have recourse to our assets.

Issuance of Common Stock

On April 3, 2007, we completed an underwritten public offering of 7,130,000 shares of Omega common stock at $16.75 per share, less underwriting discounts. The sale included 930,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters.  We received approximately $112.9 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  UBS Investment Bank acted as sole book-running manager for the offering.  Banc of America Securities LLC, Deutsche Bank Securities and Stifel Nicolaus acted as co-managers for the offering.  The net proceeds were used to repay indebtedness under our Credit Agreement.

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

The following table summarizes the results of operations of facilities sold or held-for-sale during the three and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues
Rental income	$45	$138	$167	$413
Expenses
Depreciation and amortization	7	49	28	144
General and administrative	—	31	3	34
Provision for impairment	—	—	—	121
Allowance for uncollectible loans	—	152	—	152
Subtotal expenses	7	232	31	451

Income (loss) before gain (loss) on sale of assets	38	(94)	136	(38)
(Loss) gain on assets sold – net	(1)	—	1,595	(381)
Discontinued operations	$37	$(94)	$1,731	$(419)

During the third quarter of 2007, we classified one held-for-sale facility in California as a discontinued operations and reported its net operating results as discontinued operations.  The facility’s net book value was approximately $1.1 million at September 30, 2007 and December 31, 2006.  The facility generated approximately $0.2 million in revenues in fiscal year 2006.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$15,312	$14,717	$50,327	$42,707
Preferred stock dividends	(2,480)	(2,480)	(7,442)	(7,442)
Numerator for income available to common from continuing operations - basic and diluted	12,832	12,237	42,885	35,265
Discontinued operations	37	(94)	1,731	(419)
Numerator for net income available to common per share - basic and diluted	$12,869	$12,143	$44,616	$34,846
Denominator:
Denominator for basic earnings per share	67,952	59,021	65,094	58,203
Effect of dilutive securities:
Unvested restricted stock	—	404	3	184
Stock option incremental shares	13	21	17	20
Denominator for diluted earnings per share	67,965	59,446	65,114	58,407

Earnings per share - basic:
Income available to common from continuing operations	$0.19	$0.21	$0.66	$0.61
Income (loss) from discontinued operations	—	—	0.03	(0.01)
Net income available to common	$0.19	$0.21	$0.69	$0.60
Earnings per share - diluted:
Income available to common from continuing operations	$0.19	$0.21	$0.66	$0.60
Income (loss) from discontinued operations	—	(0.01)	0.03	—
Net income available to common	$0.19	$0.20	$0.69	$0.60

NOTE 11 – SUBSEQUENT EVENT

Reinstatement of Optional Cash Purchases Under the Plan

On October 16, 2007, we announced the reinstatement of the optional cash purchase component of our Dividend Reinvestment and Common Stock Purchase Plan, effective immediately for investments beginning November 15, 2007.  We reset the per share purchase discount for both optional cash purchases and dividend reinvestments under the Plan to 1% for shares purchased from us. All participants at the date of the Plan’s suspension on August 1, 2007 will be receiving a letter from us discussing enrollment status and procedures.

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

Overview

Our portfolio of investments at September 30, 2007, consisted of 238 healthcare facilities, located in 27 states and operated by 29 third-party operators.  Our gross investment in these facilities totaled approximately $1.3 billion at September 30, 2007, with 98% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of 223 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on nine long-term healthcare facilities and four long-term healthcare facilities that are currently held for sale.  At September 30, 2007, we also held other investments of approximately $16 million, consisting primarily of secured loans to third-party operators of our facilities.

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

On August 3, 2007, CMS published its final rule for updating the payment rates used under the prospective payment system for SNFs for federal fiscal year 2008 (October 1, 2007 to September 30, 2008).  The market basket increase for fiscal year 2008 is 3.3%.  Under the final rule, aggregate Medicare payments for nursing homes would increase by approximately $690 million for fiscal year 2008.  In addition, the rule revises and rebases the SNF market basket, which is used in calculating SNF payment rates.

In August 2007, the United States House of Representatives passed a bill, the Children’s Health and Medicare Protection (CHAMP) Act (H.R. 3162), which proposed significant cuts to the Medicare program.  The Act would have limited the SNF market basket increase for 2008 to the first quarter of fiscal year 2008.  After the first quarter, the bill would have decreased the update to zero.  Although the House of Representatives subsequently dropped these and all other Medicare provisions from the legislation, it remains possible that such Medicare provisions will be considered by the full Congress in the future.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004.  This temporary payment increase arose from the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act.  Although CMS also noted that the AIDS add-on was not intended to be permanent, the increase remained in effect through fiscal year 2007 and the final rule updating payment rates for SNFs for fiscal year 2008 indicated that the increase will continue to remain in effect for fiscal year 2008.

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

The following discussion, to the extent it constitutes matters of law or legal conclusions (assuming the facts, representations, and assumptions upon which the discussion is based are accurate), accurately represents some of the material U.S. federal income tax considerations relevant to ownership of our securities.  The sections of the Internal Revenue Code (the “Code”) relating to the qualification and operation as a REIT are highly technical and complex.  The following discussion sets forth the material aspects of the Code sections that govern the federal income tax treatment of a REIT and its stockholders.  The information in this section is based on the Code; current, temporary, and proposed Treasury regulations promulgated under the Code; the legislative history of the Code; current administrative interpretations and practices of the Internal Revenue Service (“IRS”); and court decisions, in each case, as of the date of this report.  In addition, the administrative interpretations and practices of the IRS include its practices and policies as expressed in private letter rulings, which are not binding on the IRS, except with respect to the particular taxpayers who requested and received those rulings.

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

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders.  However, we will be subject to federal income tax as follows: First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner.  Second, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders.  Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the highest regular corporate rate on such income.  Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, i.e., when we are acting as a dealer), such income will be subject to a 100% tax.  Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability.  Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.  Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis.  Eighth, if we acquire any asset, which is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset during the 10-year period, which is defined as the “recognition period,” beginning on the date on which such asset was acquired by us, then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the highest regular corporate rate.  The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

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

Income tests.  In order to maintain our qualification as a REIT, we annually must satisfy two gross income requirements.  First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (including generally “rents from real property,” interest on mortgages on real property, and gains on sale of real property and real property mortgages, other than property described in Section 1221(a)(1) of the Code) and income derived from certain types of temporary investments.  Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments, dividends, interest and gain from the sale or disposition of stock or securities other than property held for sale to customers in the ordinary course of business.

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met.  First, the amount of the rent must not be based in whole or in part on the income or profits of any person.  However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales.  Second, the Code provides that rents received from a tenant will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant.  Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue.  We may, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property.  In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property.  Furthermore, we may own up to 100% of the stock of a taxable REIT subsidiary (“TRS”), which may provide customary and non-customary services to our tenants without tainting our rental income from the related properties.  For our tax years beginning after 2004, rents for customary services performed by a TRS or that are received from a TRS and are described in Code Section 512(b)(3) no longer need to meet the 100% excise tax safe harbor.  Instead, such payments avoid the excise tax if we pay the TRS at least 150% of its direct cost of furnishing such services.

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

Foreclosure property.  We will be subject to tax at the maximum corporate rate on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income.  However, gross income from foreclosure property is treated as qualifying for purposes of the 75% and 95% gross income tests.  Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

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

After the year 2000, the definition of foreclosure property was amended to include any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted).  However, we do not currently own any property with respect to which we have made foreclosure property elections.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Internal Revenue Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations in order to maintain REIT status.  In certain cases we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT.  Through our 2005 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.  We cannot predict whether, in the future, our income from foreclosure property will be significant and/or whether we could be required to pay a significant amount of tax on that income.

Hedging transactions.  From time to time, we enter into hedging transactions with respect to one or more of our assets or liabilities.  Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts.  To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.  Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.  To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests.  We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.  For tax years beginning after 2004, we were no longer required to include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test.

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

While we believe that there are valid arguments that Advocat should not be a “related party tenant,” if Advocat were so treated, we would have failed to satisfy the 95% gross income tests during certain prior taxable years. Such a failure could have prevented us from maintaining REIT tax status during such years and from re-electing REIT tax status for a number of taxable years thereafter. Any such failure to satisfy the REIT gross income tests, however, would not result in the loss of REIT status, if the failure was due to reasonable cause and not to willful neglect, and we pay a tax on the non-qualifying income. Accordingly, on the advice of tax counsel in order to resolve the matter, minimize potential penalties, and obtain assurances regarding our continued REIT tax status, we submitted to the IRS a request for a closing agreement on December 15, 2006, which agreement would conclude that any failure to satisfy the gross income tests would be due to reasonable cause and not to willful neglect. Since that time, we have had ongoing conversations with the IRS and we have submitted additional documentation in furtherance of the issuance of a closing agreement.  We have been in discussions toward finalization of the closing agreement, however, we have not as yet entered into a closing agreement with respect to the related party tenant issue with the IRS. Based on these discussions, we have no reason to believe that a closing agreement will not be entered into with the IRS once administrative review of the closing agreement by the appropriate levels at the IRS has been completed.  We intend to continue to proceed with this course of action until a closing agreement with the IRS is obtained. In the event that it is determined that the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we could be disqualified as a REIT for the following four taxable years.

    As a result of the related party tenant issue described above, we have recorded income tax provision of $5.5 million for the tax years 2002 through 2006.  In the third quarter of 2007, we filed and paid $2.1 million of the liability relating to the tax year 2006. The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change. In addition, in October 2006, we restructured our Advocat relationship and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in future periods commencing January 1, 2007, assuming we enter into a closing agreement with the IRS that recognizes that reasonable cause existed for any failure to satisfy the REIT gross income tests as explained above.

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

For purposes of the second and third asset tests the term “securities” does not include our equity or debt securities of a qualified REIT subsidiary, a TRS, or an equity interest in any partnership, since we are deemed to own our proportionate share of each asset of any partnership of which we are a partner.  Furthermore, for purposes of determining whether we own more than 10% of the value of only one issuer’s outstanding securities, the term “securities” does not include: (i) any loan to an individual or an estate; (ii) any Code Section 467 rental agreement; (iii) any obligation to pay rents from real property; (iv) certain government issued securities; (v) any security issued by another REIT; and (vi) our debt securities in any partnership, not otherwise excepted under (i) through (v) above, (A) to the extent of our interest as a partner in the partnership or (B) if 75% of the partnership’s gross income is derived from sources described in the 75% income test set forth above.

We may own up to 100% of the stock of one or more TRSs.  However, overall, no more than 20% of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries (including stock in non-REIT C corporations) and other assets that are not qualifying assets for purposes of the 75% asset test.  If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset for purposes of the 75% test.  The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property.

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

Annual distribution requirements.  In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income.  Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration.  In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference.  To the extent that we do not distribute all of our net capital gain, or distribute at least 90%, but less than 100% of our “REIT taxable income,” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.

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

The availability to us of, among other things, depreciation deductions with respect to our owned facilities depends upon the treatment by us as the owner of such facilities for federal income tax purposes, and the classification of the leases with respect to such facilities as “true leases” rather than financing arrangements for federal income tax purposes.  The questions of whether (1) we are the owner of such facilities and (ii) the leases are true leases for federal tax purposes, are essentially factual matters.  We believe that we will be treated as the owner of each of the facilities that we lease, and such leases will be treated as true leases for federal income tax purposes.  However, no assurances can be given that the IRS will not successfully challenge our status as the owner of our facilities subject to leases, and the status of such leases as true leases, asserting that the purchase of the facilities by us and the leasing of such facilities merely constitute steps in secured financing transactions in which the lessees are owners of the facilities and we are merely a secured creditor.  In such event, we would not be entitled to claim depreciation deductions with respect to any of the affected facilities.  As a result, we might fail to meet the 90% distribution requirement or, if such requirement is met, we might be subject to corporate income tax or the 4% excise tax.

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

Effective January 1, 2007, we adopted the provisions of FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements.  The interpretation requires a review of all tax positions accounted for in accordance with FAS No. 109 and applies a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.  Subsequent recognition, derecognition, and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date.  We evaluated FIN 48 and determined that the adoption of FIN 48 had no impact on our financial statements.

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

Three Months Ended September 30, 2007 and 2006

Operating Revenues

Our operating revenues for the three months ended September 30, 2007 totaled $39.2 million, an increase of $4.1 million, over the same period in 2006.  The $4.1 million increase was primarily the result of additional rental income due to the third quarter 2006 acquisition of 30 SNFs and one independent living center and third quarter 2007 acquisition of 5 SNFs from Litchfield Investment Company, LLC (“Litchfield”).

Operating Expenses

Operating expenses for the three months ended September 30, 2007 totaled $13.5 million, a decrease of approximately $0.5 million over the same period in 2006.  The decrease was primarily due to a $3.1 million decrease in restricted stock expense, offset by an increase in depreciation expense of $0.8 million and a 2007 provision for impairment of $1.6 million related to an asset we plan to sell.  The decrease in restricted stock expense primarily relates to the third quarter 2006 vesting of performance awards granted to executives in 2004.  The increase in depreciation expenses primarily relates to the third quarter 2006 acquisitions of 30 SNFs and one independent living center from Litchfield.

Other Income (Expense)

For the three months ended September 30, 2007, total other expenses were $10.5 million, as compared to $7.0 million for the same period in 2006, an increase of $3.5 million.  The $3.5 million increase is primarily due to the following:

•
Interest expense, excluding amortization of deferred financing costs and refinancing related interest expenses, decreased $1.1 million to $10.1 million for the three months ended September 30, 2007, from $11.2 million for the same period 2006.  The decrease of $1.1 million was primarily due to lower average outstanding debt for the period.  In the third quarter of 2006 and 2007, we used proceeds from debt to acquire the aforementioned SNFs from Litchfield.

•
For the three months ended September 30, 2006, we sold our remaining 760,000 shares of Sun Healthcare Group (“Sun”) common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

•
For the three months ended September 30, 2006, we recorded a $1.8 million mark-to-market adjustment to reflect the increase in fair value of our derivative instrument (i.e., the conversion feature of the redeemable convertible preferred stock we held in Advocat, a publicly traded company).

Income from continuing operations

Income from continuing operations for the three months ended September 30, 2007 was $15.3 million compared to $14.7 million for the same period in 2006.  The increase in income from continuing operations is the result of the factors described above.

Nine Months Ended September 30, 2007 and 2006

Operating Revenues

Our operating revenues for the nine months ended September 30, 2007 totaled $120.0 million, an increase of $20.6 million, over the same period in 2006.  The $20.6 million increase was primarily the result of additional rental income due to the third quarter 2006 acquisition of 30 SNFs and one independent living center from Litchfield and a change in accounting estimate related to one of our operators.  As more fully disclosed in Note 1 –Basis of Presentation and Significant Accounting Policies, during the first quarter of 2007, we determined that we should reverse approximately $5.0 million of allowance previously established for straight-line rent, as a result of an improvement in one of our operator’s financial condition.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 totaled $36.5 million, an increase of approximately $2.8 million over the same period in 2006.  The increase was primarily due to increased depreciation expenses of $3.4 million related to the third quarter 2006 acquisition of the Litchfield facilities and $1.6 million of provision for impairment on real estate properties, offset by a reduction of $3.3 million of restricted stock expense compared to 2006.  The decrease in restricted stock primarily relates to the third quarter 2006 vesting of performance awards.

Other Income (Expense)

For the nine months ended September 30, 2007, our total other expenses were $33.3 million, as compared to $22.5 million for the same period in 2006, an increase of $10.8 million.  The $10.8 million increase is primarily due to the following:

•
Interest expense, excluding amortization of deferred financing costs and refinancing related interest expenses, increased $1.7 million to $32.0 million for the nine months ended September 30, 2007, from $30.2 million for the same period 2006.  The increase of $1.7 million was primarily due to the higher average debt outstanding in 2007 compared to 2006 as a result of the third quarter 2006 and 2007 acquisition of the Litchfield facilities, offset by the use of proceeds from the issuance of equity in April 2007 to pay down debt.

•
For the nine months ended September 30, 2006, we recorded a charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our old credit facility, and $0.8 million non-cash charge associated with the redemption of the remaining 20.7% of our $100 million aggregate principal amount of 6.95% unsecured notes due 2007.

•
For the nine months ended September 30, 2006, we sold our remaining 760,000 shares of (“Sun”) common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

•
For the nine months ended September 30, 2006, we recorded a $9.7 million mark-to-market adjustment to reflect the increase in fair value of our derivative instrument (i.e., the conversion feature of the redeemable convertible preferred stock we held in Advocat).

Taxes

As more fully disclosed in Note 5 – Taxes and in our December 31, 2006 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”), we identified a related party tenant issue which could have been interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  During the fourth quarter of 2006, we restructured our agreement with the tenant eliminating the related party tenant income issue.  As a result of the related party tenant issue in 2006, we recorded income tax expense of $1.7 million for the nine months ended September 30, 2006.

So long as we qualify as a REIT and, among other things, we distribute 90% of our taxable income, we will not be subject to Federal income taxes on our income, except as described below.  For tax year 2006, preferred and common dividend payments of approximately $67 million made throughout 2006 satisfy the 2006 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of September 30, 2007 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from continuing operations

Income from continuing operations for the nine months ended September 30, 2007 was $50.3 million compared to $42.7 million for the same period in 2006.  The increase in income from continuing operations is the result of the factors described above.

Gain/Loss from Discontinued Operations

For the nine months ended September 30, 2007, we recorded a gain of $1.7 million compared to a loss of $0.4 million from the same period in 2006.  The gain was primarily related to the sale of two assisted living facilities (“ALFs”) in Indiana during the first quarter of 2007.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2007, was $22.0 million, compared to $19.3 million, for the same period in 2006.

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

We use FFO as one of several criteria to measure operating performance of our business.  We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other REITs.  We offer this measure to assist the users of our financial statements in analyzing our financial performance; however, this is not a measure of financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP.  Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table presents our FFO results reflecting the impact of asset impairment charges (the SEC's interpretation) for the three- and nine- months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Net income available to common	$12,869	$12,143	$44,616	$34,846
Add back loss (deduct gain) from real estate dispositions	1	(1,188)	(1,595)	(807)
Sub-total	12,870	10,955	43,021	34,039
Elimination of non-cash items included in net income:
Depreciation and amortization	9,138	8,362	26,768	23,432
Funds from operations available to common stockholders	$22,008	$19,317	$69,789	$57,471

Portfolio Developments, New Investments and Recent Developments

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the nine months ended September 30, 2007.

Home Quality Management, Inc.

On July 31, 2007, we completed a transaction with Litchfield Investment Company, LLC and its affiliates to purchase five (5) SNFs for a total investment of $39.5 million.  The facilities total 645 beds and are located in Alabama (1), Georgia (2), Kentucky (1) and Tennessee (1). We also provided a $2.5 million loan in the form of a subordinated note as part of the transaction.  Simultaneously with the close of the purchase transaction, the facilities were combined into an Amended and Restated Master Lease with Home Quality Management (“HQM”).  The Amended and Restated Master Lease was extended until July 31, 2017.  The investment allocated to land, building and personal property is $6.3 million, $32.1 million and $1.1 million, respectively.

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

We have reviewed Advocat’s financial statements annually and noted that since 2000 Advocat’s external auditors issued Advocat a “going concern” opinion.  We reviewed Advocat’s 2006 annual report and noted that Advocat was issued a “clean” opinion by its external auditors (i.e., the auditors removed the going concern qualification).  We also reviewed Advocat’s financial statements and noted an improvement in its financial condition.  As a result, we reversed approximately $5.0 million of allowance previously established for straight line rent in the first quarter of 2007.  This change in estimate resulted in an additional $0.08 per share of income from continuing operations and net income for the first quarter of 2007 and for the nine months ended September 30, 2007.

Haven Eldercare, LLC

In conjunction with the application of Consolidation of Variable Interest Entities (“FIN 46R”), we consolidated the financial statements and related real estate of this Haven entity into our financial statements.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of September 30, 2007: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $2.7 million; (3) an increase in accounts receivable of $0.3 million;  (4) an increase in other long-term borrowings of $39.0 million; (5) and a reduction of $2.4 million in cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of the Haven entity for the three- and nine- month periods ended September 30, 2007 and 2006, respectively.

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

Held for Sale

During the three months ended September 30, 2007, a $1.6 million provision for impairment charge was recorded to reduce the carrying value on one facility to its estimated fair value.  At September 30, 2007, we had four facilities classified as held for sale with a net book value of approximately $3.6 million.

Liquidity and Capital Resources

At September 30, 2007, we had total assets of $1.2 billion, stockholders’ equity of $583.2 million and debt of $577.7 million, which represents approximately 49.8% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$577,995	$435	$52,960	$600	$524,000
Other long-term liabilities	340	240	100	-	-
Total	$578,335	$675	$53,060	$600	$524,000

(1)
The $578.0 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $52.0 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010 and Haven’s $39 million first mortgage with General Electric Capital Corporation that expires in October 2012.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At September 30, 2007, we had $52.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $200.9 million.  The $52.0 million of outstanding borrowings had a blended interest rate of 6.40% at September 30, 2007.

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

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of September 30, 2007, we were in compliance with all property level and corporate financial covenants.

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

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (“DRIP”) that allows for the reinvestment of dividends and the optional purchase of our common stock at a discount to the market.  During the third quarter, we suspended the optional purchase portion of the plan, but maintained the dividend reinvestment portion of the plan.  On October 16, 2007, we announced that effective November 15, 2007 we would reinstate the optional purchase portion of the plan providing a 1% discount to the market.  For the three-month period ended September 30, 2007, a total of 283,328 shares were issued for approximately $4.4 million in net proceeds.  For the nine-month period ended September 30, 2007, a total of 764,853 shares were issued for approximately $12.2 million in net proceeds.

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

Common Dividends

On October 16, 2007, the Board of Directors declared a common stock dividend of $0.28 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend will be paid November 15, 2007 to common stockholders of record on October 31, 2007.

On July 17, 2007, the Board of Directors declared a common stock dividend of $0.27 per share that was paid August 15, 2007 to common stockholders of record on July 31, 2007.

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

Series D Preferred Dividends

On October 16, 2007, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on October 31, 2007.  The stockholders of record of the Series D Preferred Stock on October 31, 2007 will be paid dividends in the amount of $0.52344 per preferred share on November 15, 2007.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2007 through October 31, 2007.

On July 17, 2007, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid August 15, 2007 to preferred stockholders of record on July 31, 2007.

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

Cash and cash equivalents totaled $0.6 million as of September 30, 2007, a decrease of $0.1 million as compared to the balance at December 31, 2006.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $67.0 million for the nine months ended September 30, 2007, as compared to $46.8 million for the same period in 2006, an increase of $20.2 million.

Investing Activities– Net cash flow from investing activities was an outflow of $32.6 million for the nine months ended September 30, 2007, as compared to an outflow of $166.8 million for the same period in 2006.  The decrease in cash outflow from investing activities of $134.1 million relates primarily to the timing of acquisitions in 2006 compared to 2007.  For the nine months ended September 30, 2006, we acquired real estate, primarily 30 SNFs and one independent living center from Litchfield for $179.6 million.  For the nine months ended September 30, 2007, we purchased (5) SNFs from Litchfield for $39.5 million.  In 2006, we sold shares of Sun’s common stock for approximately $7.6 million.

Financing Activities– Net cash flow from financing activities was an outflow of $34.0 million for the nine months ended September 30, 2007 as compared to an inflow of $116.0 million for the same period in 2006.  The $150.0 million change in financing cash flow was a result of a net payment of $98.4 million on our Credit Facility and other borrowings during the nine months of 2007 compared to a net proceed of $138.1 million for the same period in 2006, an increase in dividend payment of $10.3 million as compared to the same period in 2006, and the reduction in dividend reinvestment proceeds of $16.9 million compared to the same period in 2006; offset by proceeds of $112.9 million from a common stock offering in the second quarter of 2007.

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

There were no material changes in our market risk during the three months ended September 30, 2007.  For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2006.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2007.

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

Remediation of Previously Reported Material Weakness in Internal Control

Our remediation plan, as described in our Form 10-K for the year ended December 31, 2006 included: developing formal processes, review procedures and documentation standards for the accounting and monitoring of non-routine and complex transactions; expanding the personnel in our accounting department with the appropriate technical skills; providing additional training for our accounting personnel; reviewing prior acquisition and investment agreements and documentation to confirm assets are appropriately recorded; and implementing procedures to have agreements and documentation reviewed by our tax counsel and financial advisors.

While the planned remediation steps were designed and in place by the end of the six months ended June 30, 2007, management continued to evaluate the operating effectiveness of our disclosure controls and procedures through the end of the nine months ended September 30, 2007, when it was concluded that our internal control over financial reporting was sufficiently mature to support an assessment that the controls were effective.  We implemented a review process for significant complex and/or non-routine accounting transactions.  We enhanced the formal communication processes between senior management and financial management with regard to significant transactions and our business environment.  Additionally, in March 2007, we added a Chief Accounting Officer, Michael Ritz, who has over 14 years of experience in general accounting and financial reporting.  Mr. Ritz’s prior experience includes over five years of service in executive-level accounting positions with two different publicly-traded corporations.  We provided additional training for our accounting personnel.  We, along with our advisors, reviewed prior acquisition and investment agreements and documentation and confirmed assets were appropriately recorded.  Finally, we implemented additional procedures for the review of agreements and documentation by our tax counsel and financial advisors.

    Management believes we have taken the steps necessary to remediate the material weakness discussed above and our internal control over financial reporting is effective at the reasonable assurance level as of September 30, 2007.  This conclusion has not been audited by our independent registered public accounting firm at this time, primarily because accounting firms generally only report on internal control over financial reporting as of the end of a fiscal year.  The report of our independent registered public accounting to be included in our Form 10-K for the year ended December 31, 2007 will address our internal control over financial reporting as of December 31, 2007.  Because of the possibility of changed circumstances between now and year-end, and because the testing of our internal control over financial reporting is not yet completed, we cannot assure you that management and our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting and conclude that our disclosure controls and procedures were not effective at a reasonable assurance level and that we did not maintain effective internal control over financial reporting  as of year-end.

Changes in Internal Controls

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

Item 6 – Exhibits

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:                                                     November 5, 2007                                By:           /S/ C. TAYLOR PICKETT
                   C. Taylor Pickett
                   Chief Executive Officer

Date:                                                      November 5, 2007                                By:           /S/ ROBERT O. STEPHENSON
                    Robert O. Stephenson
                            Chief Financial Officer