Form 10-K
period 2007-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2008-02-15
CIK 888491

-----------------------------------------------------------------------------------------------------------------------------------------------------------------

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-11316

OMEGA HEALTHCARE INVESTORS, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	38-3041398
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

9690 Deereco Road, Suite 100
Timonium, MD	21093
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 410-427-1700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange onWhich Registered
Common Stock, $.10 Par Value and associated stockholder protection rights	New York Stock Exchange
8.375% Series D Cumulative Redeemable Preferred Stock, $1 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ]

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

Large accelerated filer [X]                                                       Accelerated filer [ ]                                 Non-accelerated filer [ ]                                                       Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X ]

The aggregate market value of the common stock of the registrant held by non-affiliates was $1,066,970,003.  The aggregate market value was computed using the $15.83 closing price per share for such stock on the New York Stock Exchange on June 29, 2007.

As of February 1, 2008 there were 68,891,836 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders to be held on May 22, 2008, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, is incorporated by reference in Part III herein.
 -----------------------------------------------------------------------------------------------------------------------------------------------------------------

OMEGA HEALTHCARE INVESTORS, INC.
2007 FORM 10-K ANNUAL REPORT

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

Our portfolio of investments, as of December 31, 2007, consisted of 236 healthcare facilities, located in 27 states and operated by 28 third-party operators. This portfolio was made up of:

•	222 long-term healthcare facilities and two rehabilitation hospitals owned and leased to third parties;
•	fixed rate mortgages on 9 long-term healthcare facilities; and
•	3 long term care facilities as held-for-sale.

As of December 31, 2007, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion.  In addition, we also held miscellaneous investments of approximately $14 million at December 31, 2007, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following tables summarize our revenues and real estate assets by asset category for 2007, 2006 and 2005.  (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 – Properties and Note 4 – Mortgage Notes Receivable).

Revenues by Asset Category
 (in thousands)
	Year Ended December 31,
	2007	2006	2005
Core assets:
Lease rental income	$152,061	$126,892	$95,330
Mortgage interest income	3,888	4,402	6,527
Total core asset revenues	155,949	131,294	101,857
Other asset revenue	2,821	3,687	3,219
Miscellaneous income	788	532	4,459
Total revenue	$159,558	$135,513	$109,535

Assets by Category
(in thousands)
	As of December 31,
	2007	2006
Core assets:
Leased assets	$1,274,722	$1,235,679
Mortgaged assets	31,689	31,886
Total core assets	1,306,411	1,267,565
Other assets	13,683	22,078
Total real estate assets before held for sale assets	1,320,094	1,289,643
Held for sale assets	2,870	4,663
Total real estate assets	$1,322,964	$1,294,306

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

We prefer to invest in equity ownership of properties.  Due to regulatory, tax or other considerations, we may pursue alternative investment structures, which can achieve returns comparable to equity investments.  The following summarizes the primary investment structures we typically use.  Average annualized yields reflect existing contractual arrangements.  However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due.  Therefore, the annualized yields as of January 1, 2008 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

Purchase/Leaseback.  In a Purchase/Leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms typically ranging from 5 to 15 years, plus renewal options.  The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the Consumer Price Index (“CPI”).  The average annualized yield from leases was approximately 12.3% at January 1, 2008.

Fixed-Rate Mortgage.  These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was approximately 12.3% at January 1, 2008.

The table set forth in Item 2 – Properties contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2007.

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

If we need capital to repay indebtedness as it matures, we may be required to liquidate investments in properties at times which may not permit realization of the maximum recovery on these investments.  This could also result in adverse tax consequences to us.  We may be required to issue additional equity interests in our company, which could dilute your investment in our company.  (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources).

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

Taxation

The following is a general summary of the material U.S. federal income tax considerations applicable to us and to the holders of our securities and our election to be taxed as a REIT.  It is not tax advice.  The summary is not intended to represent a detailed description of the U.S. federal income tax consequences applicable to a particular stockholder in view of any person’s particular circumstances, nor is it intended to represent a detailed description of the U.S. federal income tax consequences applicable to stockholders subject to special treatment under the federal income tax laws such as insurance companies, tax-exempt organizations, financial institutions, securities broker-dealers, investors in pass-through entities, expatriates and taxpayers subject to alternative minimum taxation.

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

General.  We have elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.

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

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met.  First, the amount of the rent must not be based in whole or in part on the income or profits of any person.  However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales.  Second, the Code provides that rents received from a tenant will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant.  Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue.  We may, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property.  In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property.  Furthermore, we may own up to 100% of the stock of a TRS, which may provide customary and non-customary services to our tenants without tainting our rental income from the related properties.  For our tax years beginning after 2004, rents for customary services performed by a TRS or that are received from a TRS and are described in Code Section 512(b)(3) no longer need to meet the 100% excise tax safe harbor.  Instead, such payments avoid the excise tax if we pay the TRS at least 150% of its direct cost of furnishing such services.

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

Resolution of Related Party Tenant Issue.  In the fourth quarter of 2006, we determined that, due to certain provisions of the Series B preferred stock issued to us by Advocat, Inc. (“Advocat”) in 2000 in connection with a restructuring, Advocat may have been considered to be a “related party tenant” under the rules applicable to REITs.  As a result, we (1) took steps in 2006 to restructure our relationship with Advocat and ownership of Advocat securities in order to avoid having the rent received from Advocat classified as received from a “related party tenant” in taxable years after 2006, and (2) submitted a request to the IRS on December 15, 2006, that in the event that rental income received by us from Advocat would not be qualifying income for purposes of the REIT gross income tests, such failure during taxable years prior to 2007 was due to reasonable cause.  During 2007, we entered into closing agreement with the IRS covering all affected taxable periods prior to 2007 to the effect that our failure to meet the 95% gross income tests as a result of the Advocat rental income being considered to be received from a “related party tenant” was due to reasonable cause.  In connection with reaching this agreement with the IRS as to the Advocat related party tenant income issue, we paid to the IRS penalty income taxes and interest totaling approximately $5.6 million for the tax years 2002 through 2006. We had previously accrued $5.6 million of income tax liabilities as of December 31, 2006.  As a result of the execution of closing agreement with the IRS as to our taxable years 2002 through 2006 and the restructuring of our relationship with Advocat in October 2006, we believe we have fully resolved all tax issues relating to rental income received from Advocat prior to 2007 and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in 2007 and future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in periods commencing January 1, 2007.

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

Reasonable Cause Savings Clause.  We may avoid disqualification in the event of a failure to meet certain requirements for REIT qualification if the failures are due to reasonable cause and not willful neglect, and if the REIT pays a penalty of $50,000 for each such failure.  This reasonable cause safe harbor is not available for failures to meet the 95% and 75% gross income tests, the rules with respect to ownership of securities of more than 10% of a single issuer, and the new rules provided for failures of the asset tests.

Failure to Qualify. If we fail to qualify as a REIT in any taxable year, and the reasonable cause relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Distributions to stockholders in any year in which we fail to qualify will not be deductible and our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders.  In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as ordinary income, to the extent of current and accumulated earnings and profits, and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction.  Unless entitled to relief under specific statutory provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.  It is not possible to state whether in all circumstances we would be entitled to such statutory relief.  Failure to qualify could result in our incurring indebtedness or liquidating investments in order to pay the resulting taxes.

Other Tax Matters. We own and operate a number of properties through qualified REIT subsidiaries, (“QRSs”).  The QRSs are treated as qualified REIT subsidiaries under the Code.  Code Section 856(i) provides that a corporation which is a qualified REIT subsidiary shall not be treated as a separate corporation, and all assets, liabilities, and items of income, deduction, and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and such items (as the case may be) of the REIT.  Thus, in applying the tests for REIT qualification described in this prospectus under the heading “Taxation of Omega,” the QRSs will be ignored, and all assets, liabilities and items of income, deduction, and credit of such QRSs will be treated as our assets, liabilities and items of income, deduction, and credit.

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

Healthcare Reimbursement and Regulation

Medicare. All of our properties are used as healthcare facilities; therefore, we are directly affected by the risk associated with the healthcare industry.  Our lessees and mortgagors, as well as any facilities that may be owned and operated for our own account from time to time, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs.  These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change.

In 1997, the Balanced Budget Act significantly reduced spending levels for the Medicare and Medicaid programs, in part because the legislation modified the payment methodology for SNFs by shifting payments for services provided to Medicare beneficiaries from a reasonable cost basis to a prospective payment system.  Under the prospective payment system, SNFs are paid on a per diem prospective case-mix adjusted basis for all covered services.  Implementation of the prospective payment system has affected each long-term care facility to a different degree, depending upon the amount of revenue such facility derives from Medicare patients.

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

On August 4, 2005, CMS published its final rule, effective October 1, 2005, establishing Medicare payments for SNFs under the prospective payment system for federal fiscal year 2006 (October 1, 2005 to September 30, 2006).  The final rule modified the RUG case-mix classification system and added nine new categories to the system, expanding the number of RUGs from 44 to 53.  The implementation of the RUG refinements triggered the expiration of the temporary payment increases of 20% and 6.7% established by the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, respectively.

Additionally, CMS announced updates in the final rule to reimbursement rates for SNFs in federal fiscal year 2006 based on an increase in the “full market-basket” of 3.1%.  In the August 4, 2005 final rule, CMS estimated that the increases in Medicare reimbursements to SNFs arising from the refinements to the prospective payment system and the market basket update under the final rule would offset the reductions stemming from the elimination of the temporary increases during federal fiscal year 2006.  CMS estimated that there would be an overall increase in Medicare payments to SNFs totaling $20 million in fiscal year 2006 compared to 2005.

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

In August 2007, the United States House of Representatives passed the Children’s Health and Medicare Protection (“CHAMP”) Act, which proposed significant cuts to the Medicare program.  This bill would have limited the SNF market basket increase for 2008 to the first quarter of fiscal year 2008.  After the first quarter, the bill would have decreased the update to zero.  Although Congress did not include this provision in the Medicare legislation enacted in December 2007, the House of Representatives subsequently dropped these and all other Medicare provisions from the legislation, it remains possible that such Medicare provisions will be considered by the full Congress in the future.

A 128% temporary increase in the per diem amount paid to SNFs for residents who have AIDS took effect on October 1, 2004.  This temporary payment increase arose from the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the (Medicare Modernization Act).  Although CMS also noted that the AIDS add-on was not intended to be permanent, the increase remained in effect through fiscal year 2007 and the final rule updating payment rates for SNFs for fiscal year 2008 indicated that the increase will continue to remain in effect for fiscal year 2008.

A significant change enacted under the Medicare Modernization Act is the creation of a new prescription drug benefit, Medicare Part D, which went into effect January 1, 2006.  The significant expansion of benefits for Medicare beneficiaries arising under the expanded prescription drug benefit could result in financial pressures on the Medicare program that might could result in future legislative and regulatory changes with impacts for our operators.  As part of this new program, the prescription drug benefits for patients who are dually eligible for both Medicare and Medicaid are being transitioned from Medicaid to Medicare, and many of these patients reside in long-term care facilities.  The Medicare program experienced significant operational difficulties in transitioning prescription drug coverage for this population when the benefit went into effect on January 1, 2006. Although it is unclear whether or how issues involving Medicare Part D might have any direct financial impacts on our operators, a June 2007 report by the Medicare Payment Advisory Commission (MedPAC, which is an independent body that advises Congress on Medicare payment policies) examined how Part D is affecting pharmacy services for residents of nursing facilities and other stakeholders and considered alternative approaches for delivering Part D benefits in nursing facilities.  MedPAC did not make recommendations, although the report indicated that MedPAC will continue monitoring the delivery of Part D benefits to residents of long-term care facilities.

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

The inflation-adjusted therapy caps are set at $1,810 for calendar year 2008.  These caps do not apply to therapy services covered under Medicare Part A in a SNF, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  The Deficit Reduction Act permitted exceptions in 2006 for therapy services to exceed the caps when the therapy services are deemed medically necessary by the Medicare program.  The Tax Relief and Health Care Act of 2006, signed into law on December 20, 2006, extend these exceptions through December 31, 2007.  The Medicare, Medicaid, and SCHIP Extension Act of 2007 signed into law on December 29, 2007 extend the exceptions through June 30, 2008.  Future and continued implementation of the therapy caps could have a material adverse effect on our operators’ financial condition and operations, which could adversely affect their ability to meet their payment obligations to us.

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

Asset transfer policies, which determine Medicaid eligibility based on whether a Medicaid applicant has transferred assets for less than fair value, became more restrictive under the Deficit Reduction Act, which extended the look-back period to five years, moved the start of the penalty period and made individuals with more than $500,000 in home equity ineligible for nursing home benefits (previously, the home was excluded as a countable asset for purposes of Medicaid eligibility).  These changes could have a material adverse effect on our operators’ financial conditions and operations, which could adversely affect their ability to meet their payment obligations to us.

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

In May of 2007, CMS awarded 13 states and the District of Columbia grants totaling over $547 million to build Medicaid long-term care programs that provide alternatives to nursing home care and help keep people remain at home.  Similarly, individual states have been promoting alternatives to nursing homes to cope with the aging population through laws and the development and promotion of community-based systems of care.  CMS’ grants and the activities of states evidence a shift from a focus on institutional care to a system that offers more choices, including home and community-based services.  This trend could have potential adverse effects on our operators’ financial conditions, which could affect their ability to meet their payment obligations to us.

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

Other Laws.  Other laws that impact how our operators conduct their operations include federal and state laws designed to protect the confidentiality and security of patient health information, state and local licensure laws, laws protecting consumers against deceptive practices, and laws generally affecting our operators management of property and equipment and how our operators generally conduct their operations, such as fire, and health and safety laws; and federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws) and health standards set by the federal Occupational Safety and Health Administration.  Additional costs to comply with these rules could have a material adverse effect on our operators' financial condition, which could cause the revenues of our operators to decline and potentially jeopardize their ability to meet their obligations to us.

Legislative and Regulatory Developments.  Each year, legislative and regulatory proposals are introduced or proposed in Congress and state legislatures as well as by federal and state agencies that, if implemented, could result in major changes in the healthcare system, either nationally or at the state level. In addition, regulatory proposals and rules are released on an ongoing basis that may have major impacts on the healthcare system generally and the industries in which our operators do business.  Legislative and regulatory developments can be expected to occur on an ongoing basis at the local, state and federal levels that have direct or indirect impacts on the policies governing the reimbursement levels paid to our facilities by public and private third-party payors, the costs of doing business and the threshold requirements that must be met for facilities to continue operation or to expand.

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

In late 2005, CMS began soliciting public comments regarding a demonstration to examine pay-for-performance approaches in the nursing home setting that would offer financial incentives for facilities delivering high quality care.  CMS anticipates that the demonstration will begin in 2008.  CMS will also commence the next phase of the Post Acute Care Payment Reform Demonstration (PAC-PRD) project in 2008, where information will be collected about Medicare beneficiaries’ experiences in post-acute care settings.  The purpose of the demonstration project, which was mandated by the Deficit Reduction Act of 2005, is to use the information obtained to guide future Medicare payment policy.

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

Executive Officers of Our Company

As of February 1, 2008, the executive officers of our company were:

C. Taylor Pickett(46) is the Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett is also a Director and has served in this capacity since May 30, 2002.  Mr. Pickett’s term as a Director expires in 2008.  Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services, Inc.  Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

Daniel J. Booth (44) is the Chief Operating Officer and has served in this capacity since October 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services’ management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr.(54) is the Senior Vice President of Operations of our company and has served in this capacity since July 2001. Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc. from 1997 through 2000. Prior to that, he served as an Executive Vice President of Operations at Beverly Enterprises.

Robert O. Stephenson (44) is the Chief Financial Officer and has served in this capacity since August 2001. Prior to joining our company, Mr. Stephenson served from 1996 to July 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc.  Prior to Integrated Health Services, Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (39) is the Chief Accounting Officer and has served in this capacity since February 2007.  Prior to joining our company, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller from April 2005 until February 2007 and the Director, Financial Reporting from August 2002 until April 2005 for Newell Rubbermaid Inc.  Prior to Newell Rubbermaid Inc., Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc. from July 2001 through August 2002.

As of December 31, 2007, we had 19 full-time employees, including the five executive officers listed above.

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

We are exposed to the risk that our operators may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict an operator, demand immediate repayment and other remedies, title 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended and supplemented, (the “Bankruptcy Code”), affords certain protections to a party that has filed for bankruptcy that would probably render certain of these remedies unenforceable, or, at the very least, delay our ability to pursue such remedies.  In addition, an operator in bankruptcy may be able to restrict our ability to collect unpaid rent or mortgage payments during the bankruptcy case.

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

The Bankruptcy Code provides that a debtor has the power and the option to assume, assume and assign to a third party, or reject the unexpired lease. In the event that the unexpired lease is assumed on behalf of the debtor-lessee, obligations under the lease generally would be entitled to administrative priority over other unsecured pre-bankruptcy claims. If the debtor chooses to assume the lease (or assume and assign the lease), then the debtor is required to cure all monetary defaults, or provide adequate assurance that it will promptly cure such defaults. However, the debtor-lessee may not have to cure historical non-monetary defaults under the lease to the extent that they have not resulted in an actual pecuniary loss, but the debtor-lessee must cure non-monetary defaults under the lease from the time of assumption going forward. A debtor must generally pay all rent payments coming due under the lease after the bankruptcy filing but before the assumption or rejection of the lease. The Bankruptcy Code provides that the debtor-lessee must make the decision regarding assumption, assignment or rejection within a certain period of time. For cases filed on or after October 17, 2005, the time period to make the decision is 120 days, subject to extension ‘‘for cause.’’  A bankruptcy court may only extend this period beyond 90 days if the lessor consents in writing.

If a tenant rejects a lease under the Bankruptcy Code, it is deemed to be a pre-petition breach of the lease, and the lessor’s claim arising therefrom may be limited to any unpaid rent already due plus an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of such lease, following the earlier of the petition date and repossession or surrender of the leased property.  If the debtor rejects the lease, we would be entitled to have the facility returned to us.  In that event, if we were unable to re-lease the facility to a new operator on favorable terms or only after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time, which could also result in impairment of the facility.

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

A mortgagee also is treated differently from a landlord in several respects. The mortgagee’s loan may be divided into a secured claim for the portion of the mortgage debt that does not exceed the value of the property securing the debt and a general unsecured claim for the portion of the mortgage debt that exceeds the value of the property. A secured creditor such as our company is entitled to the recovery of interest and reasonable fees, costs and charges provided for under the agreement under which such claim arose only if, and to the extent that, the value of the collateral exceeds the amount owed.  If the value of the collateral exceeds the amount of the debt, interest as well as reasonable fees, costs, and charges are not necessarily required to be paid during the progress of the bankruptcy case, but they will accrue until confirmation of a plan of reorganization/liquidation and are generally paid at confirmation or such other time as the court orders unless the debtor voluntarily makes a payment.  If the value of the collateral held by a secured creditor is less than the secured debt (including such creditor’s secured debt and the secured debt of any creditor with a more senior security interest in the collateral), interest on the loan for the time period between the filing of the case and confirmation may be disallowed.  Finally, while a lease generally would either be assumed, assumed and assigned, or rejected with all of its benefits and burdens intact, the terms of a mortgage, including the rate of interest and the timing of principal payments, may be modified under certain circumstances if the debtor is able to effect a ‘‘cram down’’ under the Bankruptcy Code.  Before such a ‘‘cram down’’ is allowed, the Bankruptcy Court must conclude that the treatment of the secured creditor’s claim is ‘‘fair and equitable.’’

If an operator files bankruptcy, our leases with the debtor could be re-characterized as a financing agreement, which could negatively impact our rights under the lease.

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

•
Other Laws.  Other laws that impact how our operators conduct their operations include federal and state laws designed to protect the confidentiality and security of patient health information, state and local licensure laws, laws protecting consumers against deceptive practices, and laws generally affecting our operators management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety laws; and federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws) and health standards set by the federal Occupational Safety and Health Administration.  We can not predict the effect additional costs to comply with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

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

In order to qualify as a REIT under the Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needs to make investments and to satisfy or refinance maturing commitments. As a result, we rely on external sources of capital, including debt and equity financing. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock.  Generally speaking, difficult capital market conditions in our industry during the past several years and our need to stabilize our portfolio have limited our access to capital.  While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in position to take advantage of attractive investment opportunities for growth in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

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

Financing for future investments and our maturing commitments may be provided by borrowings under our $255 million revolving senior secured credit facility, as amended (“Credit Facility”), private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures.  We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make timely payments of interest, that we will be unable to refinance existing indebtedness and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.  If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt.  Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay.  Moreover, additional debt financing increases the amount of our leverage.

Certain of our operators account for a significant percentage of our real estate investment and revenues.

            At December 31, 2007, approximately 29% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc. (“Sun”) (18%) and Advocat (11%).  Our largest private company operators (by investment) were CommuniCare Health Services (“CommuniCare”) (15%), Signature Holding II, LLC (11%), Haven Healthcare (9%), Guardian LTC Management, Inc. (7%), Nexion Health Inc. (6%) and Essex Healthcare Corporation (6%).  No other operator represents more than 4% of our investments.  The three states in which we had our highest concentration of investments were Ohio (22%), Florida (13%) and Pennsylvania (8%) at December 31, 2007.

For the year ended December 31, 2007, our revenues from operations totaled $159.6 million, of which approximately $30.9 million were from Sun (19%), $23.4 million from Advocat (15%) and $21.2 million from CommuniCare (13%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2007.

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

We periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs. During the year ended December 31, 2007, we recognized an impairment loss associated with one facility for approximately $1.4 million.

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

As of December 31, 2007, we had total debt of approximately $574 million, of which $48 million consisted of borrowings under our Credit Facility, $310 million of which consisted of our 7% senior notes due 2014, $175 million of which consisted of our 7% senior notes due 2016 and $39 million of non-recourse debt to us resulting from the consolidation of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”).  Our level of indebtedness could have important consequences to our stockholders.  For example, it could:

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

Our articles of incorporation and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions. Our Board of Directors is divided into three classes and the members of our Board of Directors are elected for terms that are staggered. Our Board of Directors also has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval. We have also adopted a stockholders rights plan which provides for share purchase rights to become exercisable at a discount if a person or group announces a tender or exchange offer for our common stock or acquires a significant amount of our common stock. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

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

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Code. We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in a manner that will maintain our qualification as a REIT. We entered into a closing agreement with the IRS in December 2007 resolving certain issues in a manner that did not, and will not in the future, adversely affect our qualification for taxation as a REIT as discussed under the heading “Taxation – Resolution of Related Party Tenant Issue” in Item 1 above.  Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control.  We cannot assure you that we will at all times satisfy these rules and tests.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations. In addition, we may derive income through TRS, which will then be subject to corporate level income tax at regular rates.

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

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

•
The issuance and exercise of options to purchase our common stock. We have in the past and may in the future issue additional options or other securities convertible into or exercisable for our common stock under remuneration plans. We may also issue options or convertible securities to our employees in lieu of cash bonuses or to our directors in lieu of director’s fees.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2007, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities which are leased to operators, mortgages on facilities which are operated by the mortgagors or their affiliates and facilities subject to leasehold interests.  The facilities are located in 27 states and are operated by 28 unaffiliated operators.  The following table summarizes our property investments as of December 31, 2007:

Investment Structure/Operator	Number of Beds	Number of Facilities	Occupancy Percentage(1)	Gross Investment (in thousands)

Purchase/Leaseback(2)

Sun Healthcare Group, Inc.	4,860	42	87	$233,323
CommuniCare Health Services, Inc.	2,781	18	91	189,986
Signature Holding II, LLC	2,111	18	84	137,490
Advocat, Inc	4,338	36	78	132,424
Haven Healthcare	1,787	15	89	118,186
Guardian LTC Management, Inc.	1,308	17	86	85,971
Nexion Health Inc	2,412	20	80	79,833
Essex Healthcare Corporation	1,388	13	76	79,354
Alpha Healthcare Properties, LLC	840	7	82	50,224
Mark Ide Limited Liability Company	832	8	79	25,595
StoneGate Senior Care LP	664	6	84	21,781
Infinia Properties of Arizona, LLC	378	4	60	19,364
Rest Haven Nursing Center, Inc	200	1	90	14,400
Conifer Care Communities, Inc	204	3	91	14,367
Washington N&R, LLC	286	2	72	12,152
USA Healthcare, Inc	271	2	41	10,329
Triad Health Management of Georgia II, LLC	304	2	98	10,000
Ensign Group, Inc	271	3	92	9,656
Lakeland Investors, LLC	300	1	74	8,931
Hickory Creek Healthcare Foundation, Inc	138	2	86	7,250
Emeritus Corporation	52	1	88	5,674
Longwood Management Corporation	185	2	92	5,425
Generations Healthcare, Inc	60	1	82	3,007
	25,970	224	83	1,274,722

Assets Held for Sale
Active Facilities	157	2	70	2,550
Closed Facility	-	1	-	320750
	157	3	70	2,870
Fixed - Rate Mortgages(3)

Advocat Inc	423	4	83	12,534
Parthenon Healthcare, Inc	300	2	70	10,945
CommuniCare Health Services, Inc	150	1	94	6,752
Texas Health Enterprises/HEA Mgmt. Group, Inc	147	1	67	943
Evergreen Healthcare	100	1	68	515
	1,120	9	80	31,689

Total	27,247	236	83	$1,309,281

(1)  Represents the most recent data provided by our operators.
(2) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(3) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our facilities by state as of December 31, 2007.

	Number of Facilities	Number of Beds	Gross Investment (in thousands)	% of Gross Investment
Ohio	37	4,574	$282,604	21.5
Florida	25	3,125	171,850	13.1
Pennsylvania	17	1,597	110,225	8.4
Texas	21	2,968	82,457	6.3
California	15	1,277	59,717	4.6
Louisiana	14	1,668	55,343	4.2
Colorado	8	895	52,709	4.0
Arkansas	11	1,181	44,289	3.4
Alabama	10	1,218	41,409	3.2
Massachusetts	6	682	38,884	3.0
Rhode Island	4	639	38,740	3.0
Connecticut	5	562	36,409	2.8
Kentucky	10	855	36,251	2.8
West Virginia	8	860	34,575	2.6
Tennessee	6	726	28,715	2.2
Georgia	4	661	24,679	1.9
North Carolina	5	707	22,709	1.7
Idaho	4	412	21,705	1.7
New Hampshire	3	225	21,620	1.7
Arizona	4	378	19,364	1.5
Washington	2	194	17,473	1.3
Indiana	5	429	15,605	1.2
Illinois	4	478	14,406	1.1
Vermont	2	279	14,227	1.1
Missouri	2	286	12,152	0.9
Iowa	3	271	10,649	0.8
Utah	1	100	515	0.0

Total	236	27,247	$1,309,281	100.0

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location.  We have healthcare facilities located in 27 states.  In addition, the majority of our 2007 rental and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities.  We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 28 different public and private healthcare providers.  Except for Sun (18%), CommuniCare (15%), Advocat (11%), and Signature Holding II, LLC (11%), which together hold approximately 55% of our portfolio (by investment), no other single tenant holds greater than 10% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. A large portion of our core portfolio consists of long-term lease and mortgage agreements.  At December 31, 2007, approximately 89% of our leases and mortgages had primary terms that expire in 2010 or later.  The majority of our leased real estate properties are leased under provisions of master lease agreements.  We also lease facilities under single facility leases.  The initial term, on both type of leases, typically range from 5 to 15 years, plus renewal options.  Substantially all of the leases provide for minimum annual rentals that are subject to annual increases based upon increases in the CPI or increases in revenues of the underlying properties, with certain limits.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.”  The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

2007				2006

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$19.170	$16.460	$0.26	First	$14.030	$12.360	$0.23
Second	18.070	15.530	0.27	Second	13.920	11.150	0.24
Third	16.790	12.000	0.27	Third	15.500	12.560	0.24
Fourth	17.360	14.650	0.28	Fourth	18.000	14.810	0.25
			$1.08				$0.96

The closing price for our common stock on the New York Stock Exchange on February 1, 2008 was $16.28 per share.  As of February 1, 2008 there were 68,891,836 shares of common stock outstanding with 2,921 registered holders.

The following table provides information about all equity awards under our company’s 2004 Stock Incentive Plan, 2000 Stock Incentive Plan and 1993 Amended and Restated Stock Option and Restricted Stock Plan as of December 31, 2007.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	282,656	$14.13	2,339,410
Equity compensation plans not approved by security holders	—	—	—
Total	282,656	$14.13	2,339,410

(1)	Reflects 34,664 shares issuable upon the exercise of outstanding options and 247,992 shares issuable in respect of performance restricted stock units that vest over the years 2008 through 2010.
(2)	No exercise price is payable with respect to the performance or restricted stock rights, and accordingly the weighted-average exercise price is calculated based solely on outstanding options.
(3)	Reflects shares of Common Stock remaining available for future issuance under our 2000 and 2004 Stock Incentive Plans.

During the fourth quarter of 2007, 13,898 shares of our common stock were purchased from employees to pay the withholding taxes associated with employee exercising of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2007 to October 31, 2007	-	$-	-	$-
November 1, 2007 to November 30, 2007	-	-	-	-
December 1, 2007 to December 31, 2007	13,898	16.05	-	-
Total	13,898	$16.05	-	$-

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Operating Data
Revenues from core operations	$159,558	$135,513	$109,535	$86,972	$76,803
Revenues from nursing home operations	-	-	-	-	4,395
Total revenues	$159,558	$135,513	$109,535	$86,972	$81,198
Income from continuing operations	$67,598	$55,905	$37,289	$13,414	$27,813
Net income (loss) available to common shareholders	59,451	45,774	25,355	(36,715)	3,516
Per share amounts:
Income (loss) from continuing operations: Basic	$0.88	$0.78	$0.46	$(0.96)	$0.21
Diluted	0.88	0.78	0.46	(0.96)	0.20
Net income (loss) available to common: Basic	$0.90	$0.78	$0.49	$(0.81)	$0.09
Diluted	0.90	0.78	0.49	(0.81)	0.09

Dividends, Common Stock(1)	1.08	0.96	0.85	0.72	0.15
Dividends, Series A Preferred(1)	-	-	-	1.16	6.94
Dividends, Series B Preferred(1)	-	-	1.09	2.16	6.47
Dividends, Series C Preferred(2)	-	-	-	2.72	29.81
Dividends, Series D Preferred(1)	2.09	2.09	2.09	1.52	-

Weighted-average common shares outstanding, basic	65,858	58,651	51,738	45,472	37,189
Weighted-average common shares outstanding,diluted	65,886	58,745	52,059	45,472	38,154

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data Gross investments	$1,322,964	$1,294,306	$1,129,405	$940,442	$820,982
Total assets	1,182,287	1,175,370	1,036,042	849,576	736,775
Revolving lines of credit	48,000	150,000	58,000	15,000	177,074
Other long-term borrowings	525,709	526,141	508,229	364,508	103,520
Stockholders’ equity	586,127	465,454	440,943	442,935	440,130

(1)	Dividends per share are those declared and paid during such period.
(2)	Dividends per share are those declared during such period, based on the number of shares of common stock issuable upon conversion of the outstanding Series C preferred stock.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(iv)	our ability to sell closed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital;
(vii)	competition in the financing of healthcare facilities;
(viii)	regulatory and other changes in the healthcare sector;
(ix)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(x)	changes in interest rates;
(xi)	the amount and yield of any additional investments;
(xii)	changes in tax laws and regulations affecting real estate investment trusts;
(xiii)	our ability to maintain our status as a real estate investment trust; and
(xiv)	changes in the ratings of our debt and preferred securities.

Overview

Our portfolio of investments at December 31, 2007, consisted of 236 healthcare facilities, located in 27 states and operated by 28 third-party operators.  Our gross investment in these facilities totaled approximately $1.3 billion at December 31, 2007, with 98% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of 222 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on nine long-term healthcare facilities and three long-term healthcare facilities that are currently held for sale.  At December 31, 2007, we also held other investments of approximately $14 million, consisting primarily of secured loans to third-party operators of our facilities.

2007 Highlights

The following significant highlights occurred during the twelve-month period ended December 31, 2007.

Financing

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

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (“DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock at a discount to the market.  During the third quarter, we suspended the optional purchase portion of the plan, but maintained the dividend reinvestment portion of the plan.  On October 16, 2007, we announced that effective November 15, 2007 we would reinstate the optional purchase portion of the plan providing a 1% discount to the market.  For the three-month period ended December 31, 2007, a total of 424,926 shares were issued for approximately $6.7 million in net proceeds.  For the twelve-month period ended December 31, 2007, a total of 1,189,779 shares were issued for approximately $18.9 million in net proceeds.

Dividends

Common Dividends

On January 17, 2008, the Board of Directors declared a common stock dividend of $0.29 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend will be paid February 15, 2008 to common stockholders of record on January 31, 2008.

On October 16, 2007, the Board of Directors declared a common stock dividend of $0.28 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid November 15, 2007 to common stockholders of record on October 31, 2007.

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

Series D Preferred Dividends

On January 17, 2008, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 15, 2008 to preferred stockholders of record on January 31, 2008.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2007 through January 31, 2008.

On October 16, 2007, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid November 15, 2007 to preferred stockholders of record on October 31, 2007.

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

Portfolio Developments, New Investments Assets Sales and Other Developments

The partial expiration of certain Medicare rate increases has had an adverse impact on the revenues of the operators of nursing home facilities and has negatively impacted some operators’ ability to satisfy their monthly lease or debt payment to us.  See “Healthcare Reimbursement and Regulation” under Item 1 above.  In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under title 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended and supplemented, (the “Bankruptcy Code”).

Below is a brief description, by third-party operator, of new investments or operator related transactions that occurred during the year ended December 31, 2007.

New Investments and Re-leasing Activities

Signature Holding II, LLC

On July 31, 2007, we completed a transaction with Litchfield Investment Company, LLC and its affiliates (“Litchfield”) to purchase five (5) SNFs for a total investment of $39.5 million.  The facilities total 645 beds and are located in Alabama (1), Georgia (2), Kentucky (1) and Tennessee (1). We also provided a $2.5 million loan in the form of a subordinated note as part of the transaction, which was repaid during the fourth quarter of 2007.  Simultaneously with the close of the purchase transaction, the facilities were combined into an Amended and Restated Master Lease with Signature Holding II, LLC (formerly known as Home Quality Management, Inc).  The Amended and Restated Master Lease was extended until July 31, 2017.  The investment allocated to land, building and personal property is $6.3 million, $32.1 million and $1.1 million, respectively.

Advocat, Inc.

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

We have reviewed Advocat’s financial statements annually and noted that since 2000 Advocat’s external auditors issued Advocat a “going concern” opinion.  We reviewed Advocat’s 2006 annual report and noted that Advocat was issued an unqualified opinion by its independent auditors (i.e., the auditors removed the going concern qualification).  We also reviewed Advocat’s financial statements and noted an improvement in its financial condition.  As a result, we reversed approximately $5.0 million of allowance previously established for straight line rent in the first quarter of 2007.  This change in estimate resulted in an additional $0.08 per share of income from continuing operations and net income for the first quarter of 2007 and for the twelve months ended December 31, 2007.

Haven Eldercare, LLC

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan on seven facilities operated by Haven Eldercare, LLC (“Haven”) due October 2012.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities.  We now have a combined $61.8 million mortgage on these facilities.  We have an option to purchase these facilities that would allow us a fee simple interest in the facilities.  If we exercise the purchase option, the seven facilities would be combined with an existing eight facilities master lease.  We have historically consolidated this investment for reporting purposes, including the $39.0 million mortgage that GE Capital previously owned.  The borrowers and guarantors under the mortgage, and the lessee, sublessees and guarantors in respect of the master lease are all debtors-in-possession in chapter 11 proceeding being jointly administered in the United States Bankruptcy Court for the District of Connecticut, New Haven Division.

We have evaluated our current receivables as well as our other investments with Haven and do not believe that reserves for impairment or for the collection of our current and straight-line receivables is warranted at December 31, 2007.  Our portion of Haven’s portfolio of assets continues to perform well.  We also have adequate liquidity deposits to cover the outstanding current receivables.

In conjunction with the application of Financial Accounting Standard Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”), we consolidated the financial statements and related real estate of the Haven subsidiary that is the debtor under our $22.8 million mortgage into our financial statements.  The impact of consolidating the Haven subsidiary resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (1) an increase in total gross investments of $39.0 million; (2) an increase in accumulated depreciation of $3.1 million; (3) an increase in accounts receivable of $0.4 million;  (4) an increase in other long-term borrowings of $39.0 million; (5) and a reduction of $2.7 million in cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of the Haven subsidiary for the three- and twelve- month periods ended December 31, 2007 and 2006, respectively.  The Haven subsidiary’s only business activity is to own the seven facilities subject to our mortgage and lease them to another Haven affiliate.

For additional information related to the consolidation of the Haven subsidiary, refer to Note 1 – Organization and Basis of Presentation.

CommuniCare Health Services, Inc.

In 2007, we began construction on a long-term acute care hospital that is expected to be completed in 2008.  In 2007, we amended our master lease agreement with the operator to include this facility.

Mortgage Activities

In 2007, we had no significant mortgage activity.

Assets Held for Sale

At December 31, 2007, we had three facilities classified as held for sale with a net book value of approximately $2.9 million.  In 2007, we recorded an impairment reserve of $1.4 million on one of the facilities to reduce the carrying value to its estimated fair market value.  Two of the facilities are being sold to their current operator, under the terms of the lease agreement which included a purchase option.  The third facility is currently under contract and is expected to sell during the first quarter of 2008.

Asset Sales

•	In November 2007, we sold two SNFs in Iowa for approximately $2.8 million resulting in a gain of $0.4 million.

•	In May 2007, we sold two SNFs in Texas for their net book values, generating cash proceeds of approximately $1.8 million.

•	In March 2007, we sold a SNF in Arkansas for approximately $0.7 million resulting in a loss of $15 thousand. The results of this operation and the related loss are included in discontinued operations.

•
In February 2007, we sold a closed SNF in Illinois for approximately $0.1 million resulting in a loss of $35 thousand.  The results of this operation and the related loss are included in discontinued operations.

•
In January 2007, we sold two ALFs in Indiana for approximately $3.6 million resulting in a gain of approximately $1.7 million.  The results of these operations and the related gains are included in discontinued operations.

Other

In December 2007, we entered into a closing agreement with the IRS resolving our Advocat related party tenant issue.  See “Taxation – Resolution of Related Party Tenant Issue” in Item 1 above.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Operating Revenues

Our operating revenues for the year ended December 31, 2007 totaled $159.6 million, an increase of $24.0 million over the same period in 2006.  The $24.0 million increase was primarily a result of new investments made throughout 2006 and 2007, a change in an accounting estimate related to one of our operators, partially offset by reduction in mortgage interest income and restructuring associated with the Advocat securities.

Detailed changes in operating revenues for the year ended December 31, 2007 are as follows:

•
Rental income was $152.1 million, an increase of $25.2 million over the same period in 2006.  The increase is primarily due to additional rental income from the third quarter 2006 acquisition of 30 SNFs and one independent living center from Litchfield, the third quarter 2007 acquisition of five SNFs from Litchfield and a change in accounting estimate related to one of our operators as more fully disclosed in Note 3 – Properties and Note 2 –. Summary of Significant Accounting Policies.  During the first quarter of 2007, we determined that we should reverse approximately $5.0 million of allowance previously established for straight-line rent, as a result of an improvement in Advocat’s financial condition.

•
Mortgage interest income totaled $3.9 million, a decrease of $0.5 million over the same period in 2006.  The decrease was primarily the result of a $10 million loan payoff that occurred in the second quarter of 2006.

•	Other investment income totaled $2.8 million, a decrease of $0.9 million over the same period in 2006. The primary reason for the decrease was due to restructuring Advocat securities we owned.
•	Miscellaneous revenue was $0.8 million, an increase of $0.3 million over the same period in 2006.

Operating Expenses

Operating expenses for the year ended December 31, 2007 totaled $48.5 million, an increase of approximately $1.9 million over the same period in 2006.  The increase was primarily due to $4.0 million of increased depreciation expense, a $1.4 million provision for impairment on real estate properties, offset by a reduction of $3.1 million of restricted stock-based compensation expense compared to 2006.

Detailed changes in our operating expenses for the year ended December 31, 2007 versus the same period in 2006 are as follows:

•
Our depreciation and amortization expense was $36.0 million, compared to $32.1 million for the same period in 2006.  The increase is due to the third quarter 2006 acquisition of 30 SNFs and one independent living center and the third quarter 2007 acquisition of the five Litchfield facilities.

•
Our general and administrative expense, when excluding stock-based compensation expense related to performance restricted stock units, was $9.7 million, compared to $9.2 million for the same period in 2006.  The increase was primarily due to additional personnel costs related to additional personnel and annual merit increases, offset by reduction in consulting costs, primarily associated with the 2006 restatement.

•
Our restricted stock-based compensation expense was $1.4 million, a decrease of $3.1 million over the same period in 2006.  The decrease primarily relates to the third quarter 2006 vesting of performance awards granted to executives in 2004.

•	In 2006, we recorded a $0.8 million provision for uncollectible notes receivable.

Other Income (Expense)

For the year ended December 31, 2007, our total other net expenses were $43.8 million as compared to $31.8 million for the same period in 2006.  The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the year ended December 31, 2007 was $42.1 million, compared to $42.2 million for the same period in 2006.

•
For the year ended December 31, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

•
For the year ended December 31, 2006 in accordance with FAS No. 133, we recorded a $9.1 million fair value adjustment to reflect the change in fair value during 2006 of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 5 – Other Investments).

•	For the year ended December 31, 2006, we recorded a $3.6 million gain on Advocat securities (see Note 5 – Other Investments).
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

2007 Taxes

As more fully disclosed under “Taxation – Resolution of Related Party Tenant Issue” in Item 1 above, during the fourth quarter of 2006, we identified a related party tenant issue with one of our operators, Advocat, that could have been interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As a result of the related party tenant issue, we recorded a provision for income taxes of $2.3 million in 2006.  During the fourth quarter of 2006, we restructured our agreement with Advocat and have been advised by tax counsel that we will not receive a nonqualfying related party income from Advocat in future periods.  As a result of the restructured agreement, we do not expect to incur tax expense associated related party tenant income in periods commencing after January 1, 2007.  During the fourth quarter of 2007, we entered into a closing agreement with the IRS for the tax years 2002-2006.  In 2007, we recorded $7 thousand of tax credit related to resolving interest and penalties for the tax years 2002-2006.

So long as we qualify as a REIT we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2007, preferred and common dividend payments of $81.3 million made throughout 2007 satisfy the 2007 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a TRS.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2007 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2007 was $67.6 million compared to $55.9 million for the same period in 2006.  The increase in income from continuing operations is the result of the factors described above.

2007 Discontinued Operations

Discontinued operations relate to properties we disposed of or plan to dispose of and are currently classified as assets held for sale.

For the year ended December 31, 2007, discontinued operations include the revenue of $0.2 million and expense of $31 thousand and a gain of $1.6 million on the sale of four SNFs and two ALFs.

For the year ended December 31, 2006, discontinued operations include the revenue of $0.6 million and expense of $0.9 million and a gain of $0.2 million on the sale of three SNFs and one ALF.

For additional information, see Note 18 – Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2007, was $93.5 million, compared to $76.7 million for the same period in 2006.

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

The following table presents our FFO results for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(in thousands)
Net income available to common	$59,451	$45,774
Deduct gain from real estate dispositions(1)	(1,994)	(1,354)
	57,457	44,420
Elimination of non-cash items included in net income:
Depreciation and amortization(2)	36,056	32,263
Funds from operations available to common stockholders	$93,513	$76,683

(1)
The deduction of the gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements.  The gain deducted includes $1.6 million gain and $0.2 million gain related to facilities classified as discontinued operations for the year ended December 31, 2007 and 2006, respectively.

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements.  FFO for 2007 and 2006 includes depreciation and amortization of $28 thousand and $0.2 million, respectively, related to facilities classified as discontinued operations.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Operating Revenues

Our operating revenues for the year ended December 31, 2006 totaled $135.5 million, an increase of $26.0 million over the same period in 2005.  The $26.0 million increase was primarily a result of new investments made throughout 2005 and 2006.  The increase in operating revenues from new investments was partially offset by a reduction in mortgage interest income and one-time contractual interest revenue associated with the payoff of a mortgage during the first quarter of 2005.

Detailed changes in operating revenues for the year ended December 31, 2006 are as follows:

•
Rental income was $126.9 million, an increase of $31.6 million over the same period in 2005.  The increase was due to new leases entered into throughout 2006 and 2005, as well as rental revenue from the consolidation of a variable interest entity.

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

•
Miscellaneous revenue was $0.5 million, a decrease of $3.9 million over the same period in 2005.  The decrease was due to contractual revenue owed to us resulting from a mortgage note prepayment that occurred in the first quarter of 2005.

Operating Expenses

Operating expenses for the year ended December 31, 2006 totaled $46.6 million, an increase of approximately $13.1 million over the same period in 2005.  The increase was primarily due to $8.3 million of increased depreciation expense, $3.3 million of incremental restricted stock expense and a $0.8 million provision for uncollectible notes receivable, partially offset by a 2005 leasehold termination expense for $1.1 million.

Detailed changes in our operating expenses for the year ended December 31, 2006 versus the same period in 2005 are as follows:

•
Our depreciation and amortization expense was $32.1 million, compared to $23.8 million for the same period in 2005.  The increase is due to new investments placed throughout 2005 and 2006, as well as depreciation from the consolidation of a VIE.

•
Our general and administrative expense, when excluding restricted stock amortization expense and compensation expense related to the performance restricted stock units, was $9.2 million, compared to $7.4 million for the same period in 2005.  The increase was primarily due to $1.2 million of restatement related expenses and normal inflationary increases in goods and services.

•
For the year ended December 31, 2006, in accordance with FAS No. 123R, we recorded approximately $3.3 million (included in general and administrative expense) of compensation expense associated with the performance restricted stock units (see Note 13 – Stock Based Compensation).

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

Other Income (Expense)

For the year ended December 31, 2006, our total other net expenses were $31.8 million as compared to $36.3 million for the same period in 2005.  The significant changes are as follows:

•
Our interest expense, excluding amortization of deferred costs and refinancing related interest expenses, for the year ended December 31, 2006 was $42.2 million, compared to $29.9 million for the same period in 2005.  The increase of $12.3 million was primarily due to higher debt on our balance sheet versus the same period in 2005 and from consolidation of interest expense from a VIE in 2006.

•
For the year ended December 31, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

•
For the year ended December 31, 2006, in accordance with FAS No. 133, we recorded a $9.1 million fair value adjustment to reflect the change in fair value during 2006 of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 5 – Other Investments).

•	For the year ended December 31, 2006, we recorded a $3.6 million gain on Advocat securities (see Note 5 – Other Investments).
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

2006 Taxes

During the fourth quarter of 2006, we determined that certain terms of the Advocat Series B non-voting, redeemable convertible preferred stock held by us could be interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As such, Advocat, one of our lessees, may be deemed to be a “related party tenant” under applicable federal income tax rules.  In such event, our rental income from Advocat would not be qualifying income under the gross income tests that are applicable to REITs.  In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income.  The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause.  A REIT that qualifies for the savings clause will retain its REIT status but will pay a tax under section 857(b)(5) and related interest.  On December 15, 2006, we submitted to the IRS a request for a closing agreement to resolve the “related party tenant” issue.  As a result of the related party tenant issue associated with Advocat, we recorded a provision for income taxes of $2.3 million and $2.4 million, for the year ended December 31, 2006 and 2005, respectively.

2006 Discontinued Operations

Discontinued operations relate to properties we disposed of or plan to dispose of and are currently classified as assets held for sale.

For the year ended December 31, 2006, discontinued operations include revenue of $0.6 million and expense of $0.9 million and a gain of $0.2 million on the sale of three SNFs and one ALF.

For the year ended December 31, 2005, discontinued operations include revenue of $4.6 million and expense of $11.1 million and a gain of $8.0 million on the sale of eight SNFs, six ALFs and 50.4 acres of undeveloped land.

For additional information, see Note 18 – Discontinued Operations.

Funds From Operations

Our FFO for the year ended December 31, 2006, was $76.7 million, compared to $42.7 million for the same period in 2005.  For the information regarding the presentation of FFO, see “Year Ended December 31, 2007 compared to Year Ended December 31, 2006 – Funds From Operations” above.

The following table presents our FFO results for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
	(in thousands)
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

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements.  FFO for 2006 and 2005 includes depreciation and amortization of $0.2 million and $1.5 million, respectively, related to facilities classified as discontinued operations.

Liquidity and Capital Resources

At December 31, 2007, we had total assets of $1.2 billion, stockholders’ equity of $586.1 million and debt of $573.7 million, representing approximately 49.5% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$573,995	$435	$48,960	$39,600	$485,000
Operating lease obligations	293	251	42	-	-
Total	$574,288	$686	$49,002	$39,600	$485,000

(1)
The $574.0 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $48.0 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010 and the Haven subsidiary’s $39 million first mortgage with General Electric Capital Corporation that expires in October 2012.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At December 31, 2007, we had $48.0 million outstanding under our $255 million revolving senior secured credit facility (“Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $204.9 million.  The $48.0 million of outstanding borrowings had a blended interest rate of 6.15% at December 31, 2007.  Borrowings under the credit agreement are due March 2010.

Pursuant to Section 2.01 of the credit agreement dated as of March 31, 2006 that governs the Credit Facility, we were permitted under certain circumstances to increase our available borrowing base under the credit agreement from $200 million up to an aggregate of $300 million.  Effective February 22, 2007, we exercised our right to increase the available revolving commitment under Section 2.01 of the credit agreement from $200 million to $255 million and we consented to add 18 of our properties to the borrowing base assets under the credit agreement.  At December 31, 2007, we pledged real estate assets with a gross book value of $281.0 million as collateral for the Credit Facility.  At December 31, 2007 and 2006, we had letters of credit outstanding of $2.1 million and $2.5 million, respectively.  The blended borrowing interest rate for 2007 and 2006 was 6.15% and 6.60%, respectively.  In 2007, we paid approximately $0.7 million in fees and expenses associated with increasing the available revolving commitment.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of December 31, 2007, we were in compliance with all property level and corporate financial covenants.

Equity Financing

In 2007, we completed an underwritten public offering for 7.13 million shares of our common stock at $16.75 per shares and received $112.9 million in net proceeds.  In 2007, we also received $18.9 million in proceeds for the issuance of 1.2 million shares from our DRSPP.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our credit facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreement, unless a greater distribution is required to maintain REIT status.  The credit agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.  In 2007, we paid dividends of $1.08 per share of common stock and $2.09 per share of preferred stock.  In 2007, we paid a total of $81.3 million in dividends to common and preferred stockholders.

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

Cash and cash equivalents totaled $2.0 million as of December 31, 2007, a increase of $1.3 million as compared to the balance at December 31, 2006.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $84.5 million for the year ended December 31, 2007, as compared to $62.8 million for the same period in 2006, an increase of $21.7 million.

Investing Activities– Net cash flow used in investing activities was an outflow of $29.9 million for the year ended December 31, 2007, as compared to an outflow of $161.4 million for the same period in 2006.  The decrease in cash outflow from investing activities of $131.4 million relates primarily to the timing of acquisitions completed in 2006 compared to 2007.  For the year ended December 31, 2006, we acquired real estate, primarily 30 SNFs and one independent living center from Litchfield for $178.9 million.  For the year ended December 31, 2007, we purchased five SNFs from Litchfield for $39.5 million.  In 2006, we sold shares of Sun’s common stock for approximately $7.6 million in proceeds.

Financing Activities– Net cash flow from financing activities was an outflow of $53.4 million for year ended December 31, 2007 as compared to an inflow of $95.3 million for the same period in 2006.  The $148.7 million change in financing cash flow was a result of a net payment of $102.4 million on our credit facility and other borrowings during the twelve months of 2007 as compared to net proceeds of $130.6 million for the same period in 2006; an increase in dividend payments of $14.4 million as compared to the same period in 2006; and the reduction in proceeds from the optional cash purchase portion of the DRSPP of $14.2 million as compared to the same period in 2006; offset by proceeds of $112.9 million from a common stock offering in the second quarter of 2007, the proceeds of which were used to repay borrowing under our credit facility.  We used a majority of the proceeds from 2006 borrowings under our credit facility to acquire properties from Litchfield.

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

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as, other investments, including working capital loans.  We recognized rental income and mortgage interest income and other investment income as earned over the terms of the related master leases and notes, respectively.

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the CPI); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with specific determinable increases is recognized over the term of the lease on a straight-line basis.  SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We have historically not included, and generally expect in the future not to include, contingent rents as income until received.

In the case of rental revenue recognized on a straight-line basis, we generally record reserves against earned revenues from leases when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection.  The amount of the reserve is estimated based on what management believes will likely be collected.  We continually evaluate the collectability of our straight-line rent assets.  If it appears that we will not collect future rent due under our leases, we will record a provision for loss related to the straight-line rent asset.

Recognizing rental income on a straight-line basis results may cause recognized revenue exceeding contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $33.9 million and $20.1 million, net of allowances, at December 31, 2007 and 2006, respectively.

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

Depreciation and Asset Impairment

Under GAAP, real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired.  Depreciation is computed on a straight-line basis over the estimated useful lives of 20 to 40 years for buildings and improvements and three to 10 years for furniture, fixtures and equipment.  Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives.  The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure.  If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities.  Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be permanently less than the carrying values of the assets.  An adjustment is made to the net carrying value of the leased properties and other long-lived assets for the excess of historical cost over fair value.  The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

For the years ended December 31, 2007, 2006, and 2005, we recognized impairment losses of $1.4 million, $0.5 million and $9.6 million, respectively, including amounts classified within discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable.  When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows.  In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the collateral.  The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.  We recorded loan impairments of $0.0 million, $0.9 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 5 – Other Investments).  At December 31, 2007 and 2006, we had allowances for loan losses of $2.2 million on two working capital notes.

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as assets held for sale in our balance sheet.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of operations for all periods presented and assets held for sale in the consolidated balance sheet for all periods presented.

For the year ended December 31, 2007, we had three assets held for sale with a combined net book value of $2.9 million.  Discontinued operations includes the revenue of $0.2 million and expense of $31 thousand for 6 facilities.  It also includes the gain of $1.6 million on the sale of six SNFs and two ALFs.

For the year ended December 31, 2006, we had seven assets held for sale with a combined net book value of $4.7 million, which includes a reclassification of one asset with a net book value of $1.1 million that was reclassified as held for sale and discontinued operations during 2007.  Discontinued operations includes revenue of $0.6 million and expense of $0.9 million and a gain of $0.2 million on the sale of three SNFs and one ALF.

For the year ended December 31, 2005, we had nine assets held for sale with a net book value of approximately $7.0 million, which includes a reclassification of five assets with a net book value of $4.6 million that were sold or reclassified as held for sale and discontinued operations during 2006 and one asset with a net book value of $1.1 million that was reclassified as held for sale and discontinued operations during 2007.  Discontinued operations includes revenue of $4.6 million and expense of $11.1 million and a gain of $8.0 million on the sale of eight SNFs, six ALFs and 50.4 acres of undeveloped land.

Effects of Recently Issued Accounting Standards

FIN 48 Evaluation

On January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes,an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements.  The interpretation requires a review of all tax positions accounted for in accordance with FASB Statement No. 109 and applies a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.  We are subject to the provisions of FIN 48 beginning January 1, 2007.  We evaluated FIN 48 and determined that the adoption of FIN 48 had no impact on our financial statements.

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

FAS 159 Evaluation

In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected and reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, that SFAS No. 159 will have on our financial statements.

FAS 141(R) Evaluation

On December 4, 2007, the Financial Accounting Standards Board issued Statement No. 141(R), Business Combinations (FAS 141(R)).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; expense as incurred, acquisition related transaction costs.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We intend to adopt the standard on January 1, 2009.  We are currently evaluating the impact, if any, that FAS 141(R) will have on our financial statements.

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

Mortgage notesreceivable - The fair value of mortgage notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Notesreceivable - The fair value of notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Borrowings under lines of credit arrangement - The carrying amount approximates fair value because the borrowings are interest rate adjustable.

Senior unsecured notes - The fair value of the senior unsecured notes is estimated by discounting the future cash flows using the current borrowing rate available for the similar debt.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2007 was approximately $570.2 million.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $26.5 million at December 31, 2007.  The estimated fair value of our total long-term borrowings at December 31, 2006 was approximately $693.7 million, and a one percent increase in interest rates would have resulted in a decrease in the fair value of long-term borrowings by approximately $30.7 million.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.  The summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 is included in Note 16 to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in our 2007 financial statements under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

Remediation of Previously Reported Material Weakness

Our Form 10-K for the year ended December 31, 2006 reported that management determined a material weakness in our internal control over financial reporting existed as of December 31, 2006.  Management determined that as of December 31, 2006, we lacked sufficient internal control processes, procedures and personnel resources necessary to address accounting for certain complex and/or non-routine transactions.  This material weakness resulted in errors in accounting for financial instruments, income taxes and straight-line rental revenue in our financial statements for the three years ended December 31, 2005 and in our interim financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006 that were not prevented or detected on a timely basis.

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

We designed and implemented these remediation steps by June 30, 2007. Management continued to evaluate the operating effectiveness of our disclosure controls and procedures through September 30, 2007, when it was concluded that our internal control over financial reporting was sufficiently mature to support an assessment that the controls were effective.  We implemented a review process for significant complex and/or non-routine accounting transactions.  We enhanced the formal communication processes between senior management and financial management with regard to significant transactions and our business environment.  Additionally, in February 2007, we added a Chief Accounting Officer, Michael Ritz, who has over 14 years of experience in general accounting and financial reporting.  Mr. Ritz’s prior experience includes over five years of service in executive-level accounting positions with two different publicly-traded corporations and 3 years as an auditor with a national public accounting firm.  We provided additional training for our accounting personnel.  We, along with our advisors, reviewed prior acquisition and investment agreements and documentation and confirmed assets were appropriately recorded.  Finally, we implemented additional procedures for the review of agreements and documentation by our tax counsel and financial advisors.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

Acquisition of Existing Mortgage Note

On January 22, 2008, we completed a transaction with GE Capital to purchase an existing $39 million mortgage due October 2012 on seven Haven facilities. We have an existing $23 million second mortgage on these seven facilities.  We now have a $62 million combined mortgage on the seven facilities.  We also have a purchase option on the seven facilities that would allow us to acquire the fee simple interest in the facilities.  If we exercise the purchase option, the seven facilities would be combined with an existing eight facility master lease.  The borrowers and guarantors under the mortgage, and the lessee, sublessees and guarantors in respect of the master lease are all debtors-in-possession in chapter 11 proceedings being jointly administered in the United States Bankruptcy Court for the District of Connecticut, New Haven Division.

Acquisition of a Facility

On January 17, 2008, we purchased one SNF for $5.2 million from an unrelated third party and leased the facility to Alpha Health Care Properties, LLC (“Alpha”), an existing tenant of ours.  The facility was added to Alpha’s existing master lease and will generate an additional $0.5 million of annual rent.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

For information regarding Executive Officers of our company, see Item 1 – Business – Executive Officers of Our Company.

Code of Business Conduct and Ethics.  We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and controller.  A copy of our Code of Ethics is available on our website at www.omegahealthcare.com and print copies are available upon request without charge.  You can request print copies by contacting our Chief Financial Officer in writing at Omega Healthcare Investors, Inc., 9690 Deereco Road, Suite 100, Timonium, Maryland 21093 or by telephone at 410-427-1700.  Any amendment to our Code of Ethics or any waiver of our Code of Ethics will be disclosed on our website at www.omegahealthcare.com promptly following the date of such amendment or waiver.

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-33
Schedule IV – Mortgage Loans on Real Estate	F-34

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

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 14, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 14, 2008

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2007	2006
ASSETS
Real estate properties
Land and buildings	$1,274,722	$1,235,679
Less accumulated depreciation	(221,366)	(187,797)
Real estate properties – net	1,053,356	1,047,882
Mortgage notes receivable – net	31,689	31,886
	1,085,045	1,079,768
Other investments – net	13,683	22,078
	1,098,728	1,101,846
Assets held for sale – net	2,870	4,663
Total investments	1,101,598	1,106,509

Cash and cash equivalents	1,979	729
Restricted cash	2,104	4,117
Accounts receivable – net	64,992	51,194
Other assets	11,614	12,821
Total assets	$1,182,287	$1,175,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$48,000	$150,000
Unsecured borrowings	484,714	484,731
Other long–term borrowings	40,995	41,410
Accrued expenses and other liabilities	22,378	28,037
Accrued income tax liabilities	73	5,646
Operating liabilities for owned properties	—	92
Total liabilities	596,160	709,916

Stockholders’ equity:
Preferred stock issued and outstanding – 4,740 shares Class D with an aggregate liquidation preference of $118,488	118,488	118,488
Common stock $.10 par value authorized – 100,000 shares: Issued and outstanding – 68,114 shares in 2007 and 59,703 shares in 2006	6,811	5,970
Common stock – additional paid-in-capital	825,925	694,207
Cumulative net earnings	362,140	292,766
Cumulative dividends paid	(727,237)	(645,977)
Total stockholders’ equity	586,127	465,454
Total liabilities and stockholders’ equity	$1,182,287	$1,175,370

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,
	2007	2006	2005
Revenues
Rental income	$152,061	$126,892	$95,330
Mortgage interest income	3,888	4,402	6,527
Other investment income – net	2,821	3,687	3,219
Miscellaneous	788	532	4,459
Total operating revenues	159,558	135,513	109,535
Expenses
Depreciation and amortization	36,028	32,070	23,813
General and administrative	11,086	13,744	8,587
Provision for impairment on real estate properties	1,416	-	-
Provisions for uncollectible mortgages, notes and accounts receivable	-	792	83
Leasehold expiration expense	-	-	1,050
Total operating expenses	48,530	46,606	33,533

Income before other income and expense	111,028	88,907	76,002
Other income (expense):
Interest income	257	413	220
Interest expense	(42,134)	(42,174)	(29,900)
Interest – amortization of deferred financing costs	(1,958)	(1,952)	(2,121)
Interest – refinancing costs	-	(3,485)	(2,750)
Gain on sale of equity securities	-	2,709	-
Gain on investment restructuring	-	3,567	-
Provisions for impairment on equity securities	-	-	(3,360)
Litigation settlements and professional liability claims	-	-	1,599
Change in fair value of derivatives	-	9,079	(16)
Total other expense	(43,835)	(31,843)	(36,328)

Income before gain on sale of real estate assets	67,193	57,064	39,674
Gain from sale of real estate assets – net	398	1,188	-
Income from continuing operations before income taxes	67,591	58,252	39,674
Provision for income taxes	7	(2,347)	(2,385)
Income from continuing operations	67,598	55,905	37,289
Discontinued operations	1,776	(208)	1,464
Net income	69,374	55,697	38,753
Preferred stock dividends	(9,923)	(9,923)	(11,385)
Preferred stock conversion and redemption charges	-	-	(2,013)
Net income available to common shareholders	$59,451	$45,774	$25,355

Income per common share:
Basic:
Income from continuing operations	$0.88	$0.78	$0.46
Net income	$0.90	$0.78	$0.49
Diluted:
Income from continuing operations	$0.88	$0.78	$0.46
Net income	$0.90	$0.78	$0.49

Dividends declared and paid per common share	$1.08	$0.96	$0.85

Weighted-average shares outstanding, basic	65,858	58,651	51,738
Weighted-average shares outstanding, diluted	65,886	58,745	52,059

Components of other comprehensive income:
Net income	$69,374	$55,697	$38,753
Unrealized gain on common stock investment	-	1,580	1,384
Reclassification adjustment for gains on common stock investment	-	(1,740)	-
Reclassification adjustment for gains on preferred stock investment	-	(1,091)	-
Unrealized loss on preferred stock investment	-	(803)	(1,258)
Total comprehensive income	$69,374	$53,643	$38,879
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Preferred Stock	Cumulative Net Earnings

Balance at December 31, 2004 (50,824 common shares)	$5,082	$592,698	$168,488	$198,316
Issuance of common stock:
Grant of restricted stock (7 shares at $11.03 per share)	—	77	—	—
Amortization of restricted stock	—	—	—	—
Vesting of restricted stock (grants 66 shares)	7	(521)	—	—
Dividend reinvestment plan (573 shares at $12.138 per share)	57	6,890	—	—
Exercised options (218 shares at an average exercise price of $2.837 pershare)	22	(546)	—	—
Grant of stock as payment of directors fees (9 shares at an average of$11.735 per share)	1	99	—	—
Equity offerings (5,175 shares at $11.80 per share)	518	57,223	—	—
Net income for 2005	—	—	—	38,753
Common dividends paid ($0.85 per share).	—	—	—	—
Series B preferred redemptions.	—	2,000	(50,000)	—
Preferred dividends paid (Series B of $1.090 per share and Series D of $2.094 per share)	—	—	—	—
Reclassification for realized loss on Sun common stock investment	—	—	—	—
Unrealized loss on Sun common stock investment	—	—	—	—
Unrealized gain on Advocat securities	—	—	—	—

Balance at December 31, 2005 (56,872 common shares)	5,687	657,920	118,488	237,069
Impact of adoption of FAS No. 123(R)	—	(1,167)	—	—
Issuance of common stock:
Grant of restricted stock (7 shares at $12.59 per share)	1	(1)	—	—
Amortization of restricted stock	—	4,517	—	—
Vesting of restricted stock (grants 90 shares)	9	(247)	—	—
Dividend reinvestment plan (2,558 shares at $12.967 per share)	256	32,840	—	—
Exercised options (170 shares at an average exercise price of $2.906 pershare)	17	446	—	—
Grant of stock as payment of directors fees (6 shares at an average of$12.716 per share)	—	77	—	—
Costs for 2005 equity offerings	—	(178)	—	—
Net income for 2006	—	—	—	55,697
Common dividends paid ($0.96 per share).	—	—	—	—
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—
Reclassification for realized gain on Sun common stock investment	—	—	—	—
Unrealized gain on Sun common stock investment	—	—	—	—
Reclassification for unrealized gain on Advocat securities	—	—	—	—
Unrealized loss on Advocat securities	—	—	—	—

Balance at December 31, 2006 (59,703 common shares)	5,970	694,207	118,488	292,766
Issuance of common stock:
Grant of restricted stock (9 shares at $17.530 per share)	1	(1)	—	—
Amortization of restricted stock	—	1,425	—	—
Vesting of restricted stock (grants 62 shares)	6	(829)	—	—
Dividend reinvestment plan (1,190 shares at $15.911 per share)	119	18,768	—	—
Exercised options (12 shares at an average exercise price of $4.434 pershare)	1	41	—	—
Grant of stock as payment of directors fees (9 shares at an average of$16.360 per share)	1	149	—	—
Equity offerings (7.130 shares at $16.750 per share)	713	112,165	—	—
Net income for 2007	—	—	—	69,374
Common dividends paid ($1.08 per share).	—	—	—	—
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—

Balance at December 31, 2007 (68,114 common shares)	$6,811	$825,925	$118,488	$362,140
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
	Cumulative Dividends	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2004 (50,824 common shares)	$(521,346)	$(2,231)	$1,928	$442,935
Issuance of common stock:
Grant of restricted stock (7 shares at $11.03 per share)	—	(77)	—	—
Amortization of restricted stock	—	1,141	—	1,141
Vesting of restricted stock (grants 66 shares)	—	—	—	(514)
Dividend reinvestment plan (573 shares at $12.138 per share)	—	—	—	6,947
Exercised options (218 shares at an average exercise price of $2.837per share)	—	—	—	(524)
Grant of stock as payment of directors fees (9 shares at an average of$11.735per share)	—	—	—	100
Equity offerings (5,175 shares at $11.80 per share)	—	—	—	57,741
Net income for 2005	—	—	—	38,753
Common dividends paid ($0.85 per share).	(43,645)	—	—	(43,645)
Series B preferred redemptions.	(2,013)	—	—	(50,013)
Preferred dividends paid (Series B of $1.090 per share and Series D of $2.094 per share)	(12,104)	—	—	(12,104)
Reclassification for realized loss on Sun common stock investment	—	—	3,360	3,360
Unrealized loss on Sun common stock investment	—	—	(1,976)	(1,976)
Unrealized loss on Advocat securities	—	—	(1,258)	(1,258)

Balance at December 31, 2005 (56,872 common shares)	(579,108)	(1,167)	2,054	440,943
Impact of adoption of FAS No. 123(R)	—	1,167	—	—
Issuance of common stock:
Grant of restricted stock (7 shares at $12.59 per share)	—	—	—	—
Amortization of restricted stock	—	—	—	4,517
Vesting of restricted stock (grants 90 shares)	—	—	—	(238)
Dividend reinvestment plan (2,558 shares at $12.967 per share)	—	—	—	33,096
Exercised options (170 shares at an average exercise price of $2.906per share)	—	—	—	463
Grant of stock as payment of directors fees (6 shares at an average of$12.716per share)	—	—	—	77
Costs for 2005 equity offerings	—	—	—	(178)
Net income for 2006	—	—	—	55,697
Common dividends paid ($0.96 per share).	(56,946)	—	—	(56,946)
Preferred dividends paid (Series D of $2.094 per share)	(9,923)	—	—	(9,923)
Reclassification for realized gain on Sun common stock investment	—	—	(1,740)	(1,740)
Unrealized gain on Sun common stock investment	—	—	1,580	1,580
Reclassification for unrealized gain on Advocat securities	—	—	(1,091)	(1,091)
Unrealized loss on Advocat securities	—	—	(803)	(803)

Balance at December 31, 2006 (59,703 common shares)	(645,977)	—	—	465,454
Issuance of common stock:
Grant of restricted stock (9 shares at $17.530 per share)	—	—	—	—
Amortization of restricted stock	—	—	—	1,425
Vesting of restricted stock (grants 62 shares)	—	—	—	(823)
Dividend reinvestment plan (1,190 shares at $15.911 per share)	—	—	—	18,887
Exercised options (12 shares at an average exercise price of $4.434per share)	—	—	—	42
Grant of stock as payment of directors fees (9 shares at an average of$16.360per share)	—	—	—	150
Equity offerings (7.130 shares at $16.750 per share)	—	—	—	112,878
Net income for 2007	—	—	—	69,374
Common dividends paid ($1.08 per share).	(71,337)	—	—	(71,337)
Preferred dividends paid (Series D of $2.094 per share)	(9,923)	—	—	(9,923)

Balance at December 31, 2007 (68,114 common shares)	$(727,237)	$—	$—	$586,127
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2007	2006	2005
Cash flow from operating activities
Net income	$69,374	$55,697	$38,753
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	36,056	32,263	25,277
Provisions for impairment (including amounts in discontinued operations)	1,416	541	9,617
Provisions for uncollectible mortgages, notes and accounts receivable (including amounts in discontinued operations)	—	944	83
Provision for impairment on equity securities	—	—	3,360
Income from accretion of marketable securities to redemption value	(207)	(1,280)	(1,636)
Refinancing costs	—	3,485	2,750
Amortization for deferred finance costs	1,958	1,952	2,121
Gain on assets and equity securities sold - net (incl. amounts in discontinued operations)	(1,994)	(4,063)	(7,969)
Gain on investment restructuring	—	(3,567)	—
Restricted stock amortization expense	1,425	4,517	1,141
Adjustment of derivatives to fair value	—	(9,079)	16
Other	(296)	(61)	(1,521)
Net change in accounts receivable	(2,145)	(64)	2,150
Net change in straight-line rent	(13,821)	(6,158)	(5,284)
Net change in lease inducement	2,168	(19,965)	—
Net change in other assets	(185)	2,558	4,075
Net change in income tax liabilities	(5,574)	2,347	2,385
Net change in other operating assets and liabilities	(3,633)	2,744	(1,252)
Net cash provided by operating activities	84,542	62,811	74,066

Cash flow from investing activities
Acquisition of real estate	(39,503)	(178,906)	(248,704)
Placement of mortgage loans	(345)	—	(61,750)
Proceeds from sale of equity securities	—	7,573	—
Proceeds from sale of real estate investments	9,042	2,406	60,513
Capital improvements and funding of other investments	(8,550)	(6,806)	(3,821)
Proceeds from other investments and assets held for sale – net	17,671	37,937	6,393
Investments in other investments– net	(8,978)	(34,445)	(9,574)
Collection of mortgage principal	757	10,886	61,602
Net cash used in investing activities	(29,906)	(161,355)	(195,341)

Cash flow from financing activities
Proceeds from credit line borrowings	129,000	262,800	387,800
Payments of credit line borrowings	(231,000)	(170,800)	(344,800)
Payment of re-financing related costs	(696)	(3,194)	(7,818)
Proceeds from long-term borrowings	—	39,000	223,566
Payments of long-term borrowings	(415)	(390)	(79,688)
Payment to Trustee to redeem long-term borrowings	—	—	(22,670)
Receipts from Dividend Reinvestment Plan	18,887	33,096	6,947
Receipts/(payments) for exercised options – net	(780)	225	(1,038)
Dividends paid	(81,260)	(66,869)	(55,749)
Redemption of preferred stock	—	—	(50,013)
Proceeds from common stock offering	112,878	—	57,741
Payment on common stock offering	—	(178)	(29)
Other	—	1,635	(1,109)
Net cash (used in) provided by financing activities	(53,386)	95,325	113,140

Increase (decrease) in cash and cash equivalents	1,250	(3,219)	(8,135)
Cash and cash equivalents at beginning of year	729	3,948	12,083
Cash and cash equivalents at end of year	$1,979	$729	$3,948
Interest paid during the year, net of amounts capitalized	$39,416	$34,995	$31,354
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”).  From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care nursing homes, assisted living facilities and rehabilitation hospitals.  At December 31, 2007, we have investments in 236 healthcare facilities located throughout the United States.

Consolidation

Our consolidated financial statements include the accounts of Omega and all direct and indirect wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), addresses the consolidation by business enterprises of Variable Interest Entities (“VIEs”).  We consolidate all VIEs for which we are the primary beneficiary.  Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46R requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary generally is the entity that will receive a majority of the VIEs expected losses, receive a majority of the VIEs expected residual returns, or both.

In accordance with FIN 46R, we determined that we were the primary beneficiary of one VIE beginning in 2006.  This VIE is derived from a financing relationship entered into between Omega and one company that is engaged in the ownership and rental of six skilled nursing facilities (“SNFs”) and one assisted living facility (“ALF”).  The consolidation of the VIE as of December 31, 2007 resulted in an increase in our consolidated total assets (primarily real estate) of $36.3 million and liabilities (primarily indebtedness) of approximately $39 million and a decrease in stockholders’ equity of approximately $2.7 million.  The creditors of the VIE do not have recourse to our assets.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the years ended December 31, 2007, 2006, and 2005 we recognized impairment losses of $1.4 million, $0.5 million and $9.6 million, respectively, including amounts classified within discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable.  When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows.  In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the collateral.  The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.  We recorded loan impairments of $0.0 million, $0.9 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 5 – Other Investments).  At December 31, 2007 and 2006, we had allowances for loan losses of $2.2 million on two working capital notes.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased.  These investments are stated at cost, which approximates fair value.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash

Restricted cash consists primarily of funds escrowed for tenants’ security deposits required by us pursuant to certain contractual terms (see Note 7 – Lease and Mortgage Deposits).

Accounts Receivable

Accounts receivable includes: contractual receivables, straight-line rent receivables, lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relate to the amounts currently owed to us under the terms of the lease agreement.  Straight-line receivables relates to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually.  Lease inducements result from value provided by us to the lessee at the inception of the lease and will be amortized as a reduction of rental revenue over the lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents.  In the case of a lease recognized on a straight-line basis, we generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:

	December 31,
	2007	2006
	(in thousands)

Contractual receivables	$5,517	$4,803
Straight-line receivables	34,537	27,252
Lease inducements	27,965	30,133
Allowance	(3,027)	(10,994)
Accounts receivable – net	$64,992	$51,194

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

During the first quarter of 2007, we reversed approximately $5.0 million of allowance for straight-line rent previously established, as a result of the improvement in one of our operator’s financial condition.  We record allowances for straight-line rent receivables as an adjustment to revenue.  Accordingly, the reversal of this allowance increased revenue for the three months ended March 31, 2007 and twelve months ended December 31, 2007.  The change in estimate resulted in an additional $0.08 per share of income from continuing operations and net income for the first quarter of 2007 and for the twelve months ended December 31, 2007.

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

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS No. 115”), during the year ended December 31, 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun Healthcare Group, Inc. (“Sun”) common stock to its then current fair market value.  During the year ended December 31, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    We record dividend and accretion income on preferred stock based upon whether the amount and timing of collections are both probable and reasonably estimable.  We recognize accretion income on a prospective basis using the effective interest method to the redemption date of the security.

Our investment in Advocat, Inc. (“Advocat”) Series B preferred stock was classified as an available-for-sale security.  The face value plus the value of the accrued dividends, which had previously been written down to zero due to impairment, were accreted into income ratably through the Omega redemption date (September 30, 2007).  The cumulative amount recognized as income was limited to the fair market value of the preferred stock.  The difference between the fair market value of the preferred stock and the accretive value of the security was recorded as other comprehensive income on the balance sheet.  The Advocat Series B preferred stock was exchanged for the Advocat Series C preferred stock on October 20, 2006.  See Note 5 – Other Investments.

At December 31, 2006 and 2007, we had one preferred stock investment security (i.e., Series C preferred shares of Advocat, a publicly traded company).  This security is classified as a held-to-maturity security and was acquired in the Advocat restructuring.  It was initially recorded at fair value and will be accreted to its mandatory redemption value.  See Note 5 – Other Investments.

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

Deferred Financing Costs

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximate the effective interest method. Amortization of financing costs totaling $2.0 million, $2.0 million and $2.1 million in 2007, 2006 and 2005, respectively, is classified as “interest - amortization of deferred financing costs” in our audited consolidated statements of operations.  When financings are terminated, unamortized amounts paid, as well as, charges incurred for the termination, are expensed at the time the termination is made.  Gains and losses from the extinguishment of debt are presented as interest expense within income from continuing operations in the accompanying consolidated financial statements.

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as, other investments, including working capital loans.  We recognized rental income and mortgage interest income and other investment income as earned over the terms of the related master leases and notes, respectively.

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the CPI); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with specific determinable increases is recognized over the term of the lease on a straight-line basis.  SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We have historically not included, and generally expect in the future not to include, contingent rents as income until received.

In the case of rental revenue recognized on a straight-line basis, we generally record reserves against earned revenues from leases when collection becomes questionable or when negotiations for restructurings of troubled operators result in significant uncertainty regarding ultimate collection.  The amount of the reserve is estimated based on what management believes will likely be collected.  We continually evaluate the collectability of our straight-line rent assets.  If it appears that we will not collect future rent due under our leases, we will record a provision for loss related to the straight-line rent asset.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    Recognizing rental income on a straight-line basis results may cause recognized revenue exceeding contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $33.9 million and $20.1 million, net of allowances, at December 31, 2007 and 2006, respectively.

Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”).  The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold.  To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as assets held for sale in our balance sheet.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of operations for all periods presented and assets held for sale in the consolidated balance sheet for all periods presented.  We had three assets held for sale as of December 31, 2007 with a combined net book value of $2.9 million.

For additional information, see Note 18 – Discontinued Operations.

Derivative Instruments

We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“FAS No. 133”).  From time to time we may use derivatives financial instruments to manage interest rates.  These instruments include options, forwards, interest rate swaps, caps or floors or a combination thereof depending on the underlying exposure.  We may employ swaps, forwards or purchase options to hedge qualifying forecasted transactions.  We do not use derivatives for trading or speculative purposes.  On the date we entered into a derivative, the derivate is designated as a hedge of the identified exposure.  We measure the effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis.

FAS 133 requires that all derivatives are recognized on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. Gains and losses related to hedged transaction are deferred and recognized as interest expense in the period or periods that the underlying transaction occurs, expires or is otherwise terminated. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

At December 31, 2007 and 2006, we had no derivative instruments.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year.  Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options and restricted stock.  For additional information, see Note 17 – Earnings Per Share.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code.  So long as we qualify as a REIT; we will not be subject to Federal income taxes on the REIT taxable income that we distributed to shareholders, subject to certain exceptions.  In 2007, we paid preferred and common dividend payments of $81.3 million which satisfies the 2007 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a “taxable REIT subsidiary” (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2007 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We record interest and penalty charges associated with tax matters as income tax.  For additional information on income taxes, see Note 10 – Taxes.

On January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes,an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements.  The interpretation requires a review of all tax positions accounted for in accordance with FASB Statement No. 109 and applies a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.  We are subject to the provisions of FIN 48 beginning January 1, 2007.  We evaluated FIN 48 and determined that the adoption of FIN 48 had no impact on our financial statements.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock based compensation using the intrinsic value method as defined by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, we generally recognized compensation expense only for restricted stock grants.  We have recognized the compensation expense associated with the restricted stock ratably over the associated service period.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method, and therefore has not restated the results of prior periods.  The additional expense recorded in 2006 as a result of this adoption is approximately $3 thousand.

The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to our stock-based compensation granted prior to January 1, 2006.

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Net income to common stockholders	$59,451	$45,774	$25,355
Add: Stock-based compensation expense included in net income to common stockholders	1,425	4,517	1,141
	60,876	50,291	26,496
Less: Stock-based compensation expense determined under the fair value based method for all awards	1,425	4,517	1,319
Pro forma net income to common stockholders	$59,451	$45,774	$25,177

Earnings per share:
Basic, as reported	$0.90	$0.78	$0.49
Basic, pro forma	$0.90	$0.78	$0.49
Diluted, as reported	$0.90	$0.78	$0.49
Diluted, pro forma	$0.90	$0.78	$0.48

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effects of Recently Issued Accounting Standards

FAS 157 Evaluation

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and we intend to adopt the standard on January 1, 2008.  We are currently evaluating the impact, if any, FAS No. 157 will have on our financial statements, but do not believe the effect will be material.

FAS 159 Evaluation

In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected and reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, SFAS No. 159 will have on our financial statements, but do not believe the effect will be material.

FAS 141(R) Evaluation

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (FAS 141(R)).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; capitalize in process research and development assets acquired; expense as incurred, acquisition related transaction costs; capitalize acquisition-related restructuring costs only if the criteria in Financial Accounting Standards Board No. 146, Accounting for Costs associated with Exit or Disposal Activities are met as of the date of the acquisition; and recognizing changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowance and tax uncertainty accruals as adjustment to income tax expense.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We intend to adopt the standard on January 1, 2009.  We are currently evaluating the impact, if any, FAS 141(R) will have on our financial statements.

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

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the 2007 presentation and to reflect the results of discontinued operations.  See Note 18 – Discontinued Operations for a discussion of discontinued operations.  Such reclassifications have no effect on previously reported earnings or equity.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 222 long-term care facilities and two rehabilitation hospitals at December 31, 2007, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 10 years, plus renewal options.  Substantially all of the leases and master leases provide for minimum annual rentals that are typically subject to annual increases based upon the lesser of a fixed amount or increases derived from changes in CPI.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2007	2006
	(in thousands)
Buildings	$1,191,816	$1,158,862
Land	82,906	76,817
	1,274,722	1,235,679
Less accumulated depreciation	(221,366)	(187,797)
Total	$1,053,356	$1,047,882

The future minimum estimated rents due for the remainder of the initial terms of the leases are as follows at December 31, 2007:

(in thousands)
2008	$135,732
2009	138,427
2010	139,071
2011	129,951
2012	118,564
Thereafter	455,641
Total	$1,117,386

Below is a summary of the significant lease transactions that occurred in 2007.

Signature Holding II, LLC

During the third quarter of 2007, we completed a transaction with Litchfield Investment Company, LLC and its affiliates (“Litchfield”) to purchase five (5) SNFs for a total investment of $39.5 million.  The facilities total 645 beds and are located in Alabama (1), Georgia (2), Kentucky (1) and Tennessee (1).  We also provided a $2.5 million loan in the form of a subordinated note as part of the transaction, which was repaid in full during the fourth quarter 2007.  Simultaneously with the close of the purchase transaction, the facilities were combined into an Amended and Restated Master Lease with Signature Holding II, LLC (formerly known as Home Quality Management, Inc.)  The Amended and Restated Master Lease was extended until July 31, 2017.  The investment allocated to land, building and personal property is $6.3 million, $32.1 million and $1.1 million, respectively.

USA Healthcare

During the third quarter of 2007, we continued our restructure of a five (5) facility master lease with USA Healthcare whereby we have agreed to sell three (3) facilities and reduce the overall annual rent on the master lease by $0.4 million.  During the fourth quarter of 2007, two (2) of the facilities were sold for approximately $2.8 million in cash proceeds and the overall annual rent on the master lease is reduced by $0.4 million.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Haven Eldercare, LLC Transaction

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan on seven facilities operated by Haven Eldercare, LLC (“Haven”) due October 2012.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities.  We now have a combined $61.8 million mortgage on these facilities.  We have an option to purchase these facilities that would allow us a fee simple interest in the facilities.  If we exercise the purchase option, the seven facilities would be combined with an existing eight facilities master lease.  We have historically consolidated this investment for reporting purposes, including the $39.0 million mortgage that GE Capital previously owned.  The borrowers and guarantors under the mortgage, and the lessee, sublessees and guarantors in respect of the master lease are all debtors-in-possession in chapter 11 proceeding being jointly administered in the United States Bankruptcy Court for the District of Connecticut, New Haven Division.

We have evaluated our current receivables as well as our other investments with Haven and do not believe that reserves for impairment or for the collection of our current and straight-line receivables is warranted at December 31, 2007.  Our portion of Haven’s portfolio of assets continues to perform well.  We also have adequate liquidity deposits to cover the outstanding current receivables.

Acquisitions

The table below summarizes the acquisitions completed during the years ended December 31, 2007 and 2006.  The purchase price includes estimated transaction costs.  On July 31, 2007, we completed a transaction with Litchfield to purchase a 100% interest in five (5) SNFs for a total investment of $39.5 million as described above under “Signature Holding II, LLC.”  We have finalized the purchase price amount at $39.5 million.  The amount allocated to land, building and personal property is $6.3 million, $32.1 million and $1.1 million, respectively.

In the third quarter of 2006, we completed two transactions: (i) on August 1, 2006, we purchase a 100% interest in 30 SNFs and one independent living center from Litchfield; and (ii) on September 1, 2006, we purchased a 100% interest in a facility located in Pennsylvania, the combined total investment was $178.9 million.  We have finalized the purchase price allocation of the $178.9 million.  The amount allocated to land, building and personal property is $15.4 million, $154.4 million and $7.5 million, respectively, including $1.8 million in land and building classified as held for sale.  We also allocated $1.6 million to a below-market lease.

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

	Pro forma Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amount, unaudited)

Revenues	$162,201	$151,034	$131,032
Net income	$69,460	$57,009	$40,260

Earnings per share – pro forma:
Earnings per share – basicBasic	$0.90	$0.80	$0.52
Earnings per share – dilutedDiluted	$0.90	$0.80	$0.52

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Sold or Held for Sale

•
At December 31, 2007, we had three facilities classified as held for sale with a net book value of approximately $2.9 million.  In 2007, we recorded a $1.4 million provision for impairment charge on one of the facility to reduce the carrying value to its estimated fair value.

•
At December 31, 2006, we had seven facilities held for sale with a net book value of approximately $4.7 million.  The seven facilities includes one facility with a net book value of $1.1 million that was reclassified to assets held for sale and discontinued operations in 2007.

2007 Asset Sales

•	In November 2007, we sold two SNFs in Iowa for approximately $2.8 million resulting in a gain of $0.4 million.

•	In May 2007, we sold two SNFs in Texas for their net book values, generating cash proceeds of approximately $1.8 million.

•	In March 2007, we sold a SNF in Arkansas for approximately $0.7 million resulting in a loss of $15 thousand. The results of this operation and the related loss are included in discontinued operations.

•
In February 2007, we sold a closed SNF in Illinois for approximately $0.1 million resulting in a loss of $35 thousand.  The results of this operation and the related loss are included in discontinued operations.

•
In January 2007, we sold two ALFs in Indiana for approximately $3.6 million resulting in a gain of approximately $1.7 million.  The results of these operations and the related gains are included in discontinued operations.

2006 Asset Sales

•	In October 2006, we sold an ALF in Ohio resulting in an accounting gain of approximately $0.4 million. The results of this operation and the related gain are included in discontinued operations.

•
In May 2006, we sold two SNFs in California resulting in an accounting loss of approximately $0.1 million.  The results of these operations and the related losses are included in discontinued operations.

•	In March 2006, we sold a SNF in Illinois resulting in an accounting loss of approximately $0.2 million. The results of this operation and the related loss are included in discontinued operations.

2005 Asset Sales

•
In December 2005, AHC Properties, Inc., a subsidiary of Alterra Healthcare Corporation exercised its option to purchase six ALFs.  We received cash proceeds of approximately $20.5 million, resulting in a gain of approximately $5.6 million.  The results of this operation and the related gain are included in discontinued operations.

•
In November 2005, we sold a SNF in Florida for net cash proceeds of approximately $14.1 million, resulting in a gain of approximately $5.8 million.  The results of this operation and the related gain are included in discontinued operations.

•
In August 2005, we sold 50.4 acres of undeveloped land, located in Ohio, for net cash proceeds of approximately $1 million.  The sale resulted in a gain of approximately $0.7 million.  The results of this operation and the related gain are included in discontinued operations.

•
In June 2005, we sold four SNFs to subsidiaries of Alden Management Services, Inc., who previously leased the facilities from us.  All four facilities are located in Illinois.  The sales price totaled approximately $17 million.  We received net cash proceeds of approximately $12 million plus a secured promissory note of approximately $5.4 million.  The sale resulted in a non-cash accounting loss of approximately $4.2 million.  The results of these operations and the related losses are included in discontinued operations.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•
In March 2005, we sold three SNFs, located in Florida and California, for their approximate net book value realizing cash proceeds of approximately $6 million, net of closing costs and other expenses.  The results of these operations are included in discontinued operations.

NOTE 4 - MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable relate to nine fixed-rate mortgages on long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four states, operated by five independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of December 31, 2007, we have no foreclosed property and none of our mortgages were in foreclosure proceedings.

2007 and 2006 Mortgage Note Activity

In 2007, we invested $0.3 million in a second mortgage with one of our operators.

During the second quarter of 2006, we received approximately $10 million in proceeds on a mortgage loan payoff from Hickory Creek Healthcare Foundation, Inc. for mortgages on 15 facilities located in Indiana, representing 619 beds.

During the first quarter of 2006, Haven, an existing operator of ours, entered into a $39 million first mortgage loan with GE Capital (collectively, “GE Loan”).  Haven used the $39 million of proceeds to partially repay on a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of our remaining $23 million of the mortgage note, due in October 2012, to that of the GE Loan.  As a result of this transaction, the interest rate on our remaining mortgage note to Haven rose from 10% to approximately 15%, with annual escalators.  In accordance with FIN 46R, we consolidated the financial statements and related real estate of the Haven subsidiary that is the debtor under our mortgage note.  The Haven subsidiary's only business activity is to own the seven facilities subject to our mortgage and lease them to another Haven affiliate.  See Note 3 – Properties.  In January 2008, we purchased the first mortgage loan from GE Capital.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2007	2006
	(in thousands)

Mortgage note due 2014; monthly payment of $66,923, including interest at 11.00%	$6,752	$6,454
Mortgage note due 2010; monthly payment of $124,833, including interest at 11.50%	12,534	12,587
Mortgage note due 2016; monthly interest only payment of $116,992 at 11.50%	10,945	10,730
Other mortgage notes (1)	1,458	2,115
Total mortgages — net (2)	$31,689	$31,886
(1)	Due dates range from January 2009 to September 2010, and average interest rates are at 11% to 12%.
(2)	Mortgage notes are shown net of allowances of $0.0 million in 2007 and 2006.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5 - OTHER INVESTMENTS

A summary of our other investments is as follows:
	December 31,
	2007	2006
	(in thousands)
Notes receivable, net	$9,400	$15,559
Marketable securities and other	4,283	6,519
Total other investments	$13,683	$22,078

At December 31, 2007, we had 10 notes receivable, with maturities ranging from on demand to 2016.  At December 31, 2006, we had 11 notes receivable, with maturities ranging from on demand to 2016.  At December 31, 2007 and 2006, we had reserves of approximately $2.2 million on two notes.

For the year ended December 31, 2007 and 2006, apart from the normal monthly loan payment, we had the following transactions that impacted our other investments:

2007 Transactions

Senior Management Debtor-in-Possession Financing Agreement

In May 2007, we entered into a Debtor-in-Possession Financing Agreement (“DIP”) with one of our operators, providing up to $6.0 million to maintain its day-to-day operation while it was undergoing its workout plan.  The term of the DIP was May 2007 through August 2007.  The balance was paid off in August 2007.

Alden Management Note Payoff

In August 2007, we received approximately $4.0 million in proceeds on a loan payoff.

2006 Transactions

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

•
In accordance with FAS No. 115, the Advocat Series B security was a compound financial instrument.  During the period of our ownership of this security, the embedded derivative value of the conversion feature was recorded separately at fair market value in accordance with FAS No. 133.  The non-derivative portion of the security was classified as an available-for-sale investment and was stated at its fair value with unrealized gains or losses recorded in accumulated other comprehensive income.  At December 31, 2005, the fair value of the conversion feature was $1.1 million and the fair value of the non-derivative portion of the security was $4.3 million.  As a result of the Second Advocat Restructuring, we recorded a gain of $1.1 million associated with the exchange of the Advocat Series B preferred stock.  See Note 3 – Properties.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•
In accordance with FAS No. 114 and FAS No. 118, the $1.7 million Advocat secured convertible subordinated note was fully reserved and accounted for using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income.  As a result of the Second Advocat Restructuring, we obtained a secured non-convertible subordinated note from Advocat in the amount of $2.5 million.  This note was recorded at its estimated fair value of $2.5 million.  At December 31, 2006, the carrying value of the note was $2.5 million.  In addition, in 2006 a $2.5 million gain associated with the exchange of this note was recorded.  See Note 3 – Properties.  The $2.5 million note was paid off in August 2007.

•
As a result of the Second Advocat Restructuring, we obtained 5,000 shares of Advocat Series C non-convertible redeemable preferred stock.  This security was initially recorded at its estimated fair value of $4.1 million.  In accordance with FAS No. 115, we have classified this security as held-to-maturity.  Accordingly, the carrying value of this security will be accreted to its mandatory redemption value of $4.9 million.  At December 31, 2006 and 2007, the carrying value of this security was $4.1 million and $4.3 million, respectively.

Sun Healthcare Common Stock Investment

•
In accordance with FAS No. 115, in June 2005, we recorded a $3.4 million provision for impairment to write-down our 760,000 share investment in Sun common stock to its then current fair market value of $4.9 million.  At December 31, 2005, the fair value of our Sun stock investment was $5.0 million.

•
During the three months ended September 30, 2006, we sold our remaining 760,000 shares of Sun’s common stock for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

NOTE 6 - CONCENTRATION OF RISK

As of December 31, 2007, our portfolio of domestic investments consisted of 236 healthcare facilities, located in 27 states and operated by 28 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion at December 31, 2007, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 222 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 9 long-term healthcare facilities and three facilities held for sale.  At December 31, 2007, we also held miscellaneous investments of approximately $14 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2007, approximately 29% of our real estate investments were operated by two public companies: Sun (18%) and Advocat (11%).  Our largest private company operators (by investment) were CommuniCare Healthcare Services (“CommuniCare “) (15%), Signature Holding II, LLC (11%), Haven Healthcare (9%), Guardian LTC Management, Inc. (7%), Nexion Health Inc. (6%) and Essex Healthcare Corporation (6%).  No other operator represents more than 4% of our investments.  The three states in which we had our highest concentration of investments were Ohio (22%), Florida (13%) and Pennsylvania (8%) at December 31, 2007.

For the year ended December 31, 2007, our revenues from operations totaled $159.6 million, of which approximately $30.9 million were from Sun (19%), $23.4 million from Advocat (15%) and $21.2 million from CommuniCare (13%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2007.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators.  These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of its investments.  At December 31, 2007, we held $2.1 million in such liquidity deposits and $30.4 million in letters of credit.  The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code.  Liquidity deposits are recorded as restricted cash on our consolidated balance sheet.  Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

NOTE 8 - BORROWING ARRANGEMENTS

Secured Borrowings

At December 31, 2007, we had $48.0 million outstanding under our $255 million revolving senior secured credit facility (“Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $204.9 million.  The $48.0 million of outstanding borrowings had a blended interest rate of 6.15% at December 31, 2007.  Borrowings under the credit agreement are due March 2010.

Pursuant to Section 2.01 of the credit agreement dated as of March 31, 2006 that governs the Credit Facility, we were permitted under certain circumstances to increase our available borrowing base under the credit agreement from $200 million up to an aggregate of $300 million.  Effective February 22, 2007, we exercised our right to increase the available revolving commitment under Section 2.01 of the credit agreement from $200 million to $255 million and we consented to add 18 of our properties to the borrowing base assets under the credit agreement.  At December 31, 2007, we pledged real estate assets with a gross book value of $281.0 million as collateral for the Credit Facility.  At December 31, 2007 and 2006, we had letters of credit outstanding of $2.1 million and $2.5 million, respectively.  The blended borrowing interest rate for 2007 and 2006 was 6.15% and 6.60%, respectively.  In 2007, we paid approximately $0.7 million in fees and expenses associated with increasing the available revolving commitment.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of December 31, 2007, we were in compliance with all property level and corporate financial covenants.

The credit agreement has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative Funds From Operations (“FFO”) as defined in the Credit Agreement unless a greater distribution is required to maintain REIT status.  The Credit Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.

Unsecured Borrowings

Other Long-Term Borrowings

As previously reported, during the three months ended March 31, 2006, Haven entered into a $39 million first mortgage loan with GE Capital.  Haven used the $39 million of proceeds from the GE Loan to partially repay a portion of a $62 million mortgage it has with us.  Simultaneously, we subordinated the payment of its remaining $23 million mortgage note to that of the GE Loan.  In conjunction with the above transactions and the application of FIN 46R, we consolidated the financial statements and real estate of the Haven entity into our financial statements.  In January 2008, we purchased the GE Loan from GE Capital.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of our long-term borrowings:

	December 31,
	2007	2006
	(in thousands)
Unsecured borrowings:
7% Notes due April 2014	$310,000	$310,000
7% Notes due January 2016	175,000	175,000
Haven – GE Loan due October 2012	39,000	39,000
Premium on 7% Notes due April 2014	990	1,148
Discount on 7% Notes due January 2016	(1,276)	(1,417)
Other long-term borrowings	1,995	2,410
	525,709	526,141
Secured borrowings:
Revolving lines of credit	48,000	150,000
Totals	$573,709	$676,141

The required principal payments, excluding the premium/discount on the 7% Notes, for each of the five years following December 31, 2007 and the aggregate due thereafter are set forth below:

(in thousands)
2008	$435
2009	465
2010	48,495
2011	290
2012	39,310
Thereafter	485,000
Totals	$573,995

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - FINANCIAL INSTRUMENTS

At December 31, 2007 and 2006, the carrying amounts and fair values of our financial instruments were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$1,979	$1,979	$729	$729
Restricted cash	2,104	2,104	4,117	4,117
Mortgage notes receivable – net	31,689	31,880	31,886	31,975
Other investments	13,683	13,642	22,078	20,996
Totals	$49,455	$49,605	$58,810	$57,817
Liabilities:
Revolving lines of credit	$48,000	$48,000	$150,000	$150,000
7.00% Notes due 2014	310,000	302,744	310,000	317,116
7.00% Notes due 2016	175,000	178,576	175,000	182,826
(Discount)/Premium on 7.00% Notes – net	(286)	(191)	(269)	(121)
Other long-term borrowings	40,995	43,112	41,410	43,868
Totals	$573,709	$572,241	$676,141	$693,689

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies).  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

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

•
Other investments:  Other investments are primarily comprised of: (i) notes receivable; (ii) a redeemable non-convertible preferred security; and (iii) a subordinated debt instrument of a publicly traded company in 2006 and paid off in 2007.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.  The fair value of the marketable securities are estimated using discounted cash flow and volatility assumptions or, if available, a quoted market value.

•	Revolving lines of credit: The carrying values of our borrowings under variable rate agreements approximate their fair values.

•	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

NOTE 10 – TAXES

We were organized, have operated, and intend to continue to operate in a manner that enables us to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code.  On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules.  In order to qualify as a REIT, we are required to: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% of the voting or value of any one security, (v) ensure that we don’t own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more that 20% of our assets are invested in one or more taxable REIT subsidiaries. In addition to the income and asset tests, the REIT rules require that no less than 100 shareholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT.  If we fail to qualify as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    We are also subject to federal taxation of 100% of the derived net income if we sell or dispose of property, other than foreclosure property, that we held primarily for sale to customers in the ordinary course of a trade or business.  We believe that we do not hold assets for sale to customers in the ordinary course of business and that none of the assets currently held for sale or that have been sold would be considered a prohibited transaction within the REIT taxation rules.

So long as we qualify as a REIT we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  In 2007, we paid preferred and common dividend payments of $81.3 million which satisfies the 2007 REIT requirements relating to the distribution of our REIT Taxable Income.   On a quarterly and annual basis we tested our compliance within the REIT taxation rules described above to ensure that we were in compliance with the rules.

Subject to the limitation described above under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2007 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

In the fourth quarter of 2006, we determined that, due to certain provisions of the Series B preferred stock issued to us by Advocat in 2000 in connection with a restructuring, Advocat may have been considered to be a “related party tenant” under the rules applicable to REITs.  As a result, we (1) took steps in 2006 to restructure our relationship with Advocat and ownership of Advocat securities in order to avoid having the rent received from Advocat classified as received from a “related party tenant” in taxable years after 2006, and (2) submitted a request to the IRS on December 15, 2006, that in the event that rental income received by us from Advocat would not be qualifying income for purposes of the REIT gross income tests, such failure during taxable years prior to 2007 was due to reasonable cause.  During 2007, we entered into closing agreement with the IRS covering all affected taxable periods prior to 2007 to the effect that our failure to meet the 95% gross income tests as a result of the Advocat rental income being considered to be received from a “related party tenant” was due to reasonable cause.  In connection with reaching this agreement with the IRS as to the Advocat related party tenant income issue, we paid to the IRS penalty income taxes and interest totaling approximately $5.6 million for the tax years 2002 through 2006. We had previously accrued $5.6 million of income tax liabilities as of December 31, 2006.  As a result of the execution of closing agreement with the IRS as to our taxable years 2002 through 2006 and the restructuring of our relationship with Advocat in October 2006, we believe we have fully resolved all tax issues relating to rental income received from Advocat prior to 2007 and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in 2007 and future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in periods commencing January 1, 2007.

NOTE 11 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees.  Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

We have a Deferred Compensation Plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock.  There are no outstanding units as of December 31, 2007.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Amounts charged to operations with respect to these retirement arrangements totaled approximately $77,600, $62,700 and $55,400 in 2007, 2006 and 2005, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

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

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  We currently offer shares under the DRSPP at a 1% discount to market.  In 2007, we reinstated the DRSPP and issued 1,189,779 shares of common stock for approximately $18.9 million in net proceeds.

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

8.375% Series D Preferred Stock Offering

On February 10, 2004, we closed on the sale of 4,739,500 shares of our 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”) at a price of $25 per share.  The Series D Preferred Stock is listed on the NYSE under the symbol “OHI PrD.”  Dividends on the Series D Preferred Stock are cumulative from the date of original issue and are payable quarterly.  At December 31, 2006, the aggregate liquidation preference of the Series D Preferred Stock was $118.5 million.  (See Note 14 – Dividends).  We may not redeem the 8.375% Series D cumulative redeemable preferred shares prior to February 10, 2009, except as necessary to preserve our status as a real estate investment trust.  On or after February 10, 2009, we may, at our option, redeem the 8.375% Series D cumulative redeemable preferred shares, in whole or from time to time in part, for $25.00 per 8.375% Series D cumulative redeemable preferred share in cash plus any accrued and unpaid distributions through the date of redemption.  The 8.375% Series D cumulative redeemable preferred shares have no stated maturity, are not subject to any sinking fund and will remain outstanding indefinitely unless we redeem them.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 13 –STOCK-BASED COMPENSATION

We offer stock-based compensation to our employees that include stock options, restricted stock awards and performance share awards.  Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), we reserved 3,500,000 shares and 3,000,000 shares of common stock, respectively.

Stock Options

The 2000 and 2004 Plan allows for the issuance of stock options to employees, directors and consultants at exercise price equal to the Company’s common stock price on the date of grant.  The 2000 Plan and 2004 Plan do not allow for a reduction in the exercise price after the date of grant, nor does it allow for an option to be cancelled in exchange for an option with a lower exercise price per share.  At December 31, 2007, there were 34,664 options outstanding under the 2000 Plan with a weighted average exercise price of $14.13 per share.  We have not issued stock option to employees, directors or consultants since 2004.

Cash received from the exercise under all stock-based payment arrangements for the year ended 2007, 2006 and 2005 was $58 thousand, $0.9 million and $0.4 million, respectively.  Cash used to settle equity instruments granted under stock-based payment arrangements for the year ended 2007, 2006 and 2005, was $0.8 million, $0.7 million and $1.4 million, respectively.

Restricted Stock

Restricted stock awards are independent of stock option grants and are subject to forfeiture if employment terminates service prior to vesting.  Prior to vesting, ownership of the shares cannot be transferred.  The restricted stock has the same dividend and voting rights as the common stock.  We expense the cost of these awards ratably over their vesting period.

In 2004, we granted 317,500 shares of restricted stock to four executive officers under the 2004 Plan.  The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date.  As of December 31, 2007, there were no shares of unvested restricted stock outstanding.

In May 2007, we granted 286,908 shares of restricted stock to five executive officers under the 2004 Plan Stock Incentive Plan (the “2004 Plan”).  The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of December, 2007, there were 245,921 shares of unvested restricted stock outstanding.

In addition, in January of each year we grant restricted stock to directors as part of the annual retainer.  These shares vest ratably over a three year period.

The following table summarizes the activity in restricted stock for the years ended December 31, 2005, 2006 and 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2004	317,500	$10.54
Granted during 2005	7,000	11.03	$0.1
Vested during 2005	(105,834)	10.54
Non-vested at December 31, 2005	218,666	$10.56
Granted during 2006	7,000	12.59	$0.1
Vested during 2006	(108,170)	10.55
Non-vested at December 31, 2006	117,496	$10.68
Granted during 2007	295,408	17.07	$5.0
Vested during 2007	(151,487)	12.34
Non-vested at December 31, 2007	261,417	$16.94
    (1)  Total compensation cost to be recognized on the awards based on grant date fair value.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance Restricted Stock Units

Performance Restricted Stock Units (“PRSU”) are subject to forfeiture if the employee terminates service prior to vesting.  Prior to vesting, ownership of the shares cannot be transferred.  The dividends on the PRSUs accumulate and if vested are paid.  We expense the cost of these awards ratably over their service period.

In September 2004, we issued 317,500 PRSU to four executive officers under the 2004 Plan.  The PRSU fully vest into shares of common stock if our company attains $0.30 per share of adjusted funds from operations (“AFFO”) (as defined in the applicable restricted stock unit agreements) for two (2) consecutive quarters.  During the third quarter of 2006, we achieved the vesting target as defined in the 2004 Plan, and recognized $3.3 million compensation expense associated with the vesting of the performance shares.  Pursuant to the terms of the performance restricted stock unit agreements, each of the executive officers did not receive the vested shares attributable to the performance restricted stock units until January 1, 2008.  As of December 31, 2007, we had 317,500 shares of PRSU vested and outstanding.  We used the fair value on the grant date to determine the compensation cost.

In May 2007, we awarded in two types of PRSU (annual and cliff vesting awards) to our five executives totaling 247,992 shares.  One half of the PRSU awards vest annually in equal increments on December 31, 2008, December 31, 2009, and December 31, 2010, respectively.  The other half of the PRSU awards cliff vest on December 31, 2010.  Vesting on both types of awards requires achievement of total shareholder return as defined in the agreements filed with the SEC on May 8, 2007.  All vested shares will be delivered to the executive on January 2, 2011, provided that the executive is employed, or will be delivered on the date of cessation of service as an employee if the employee was terminated without cause or the employee terminated employment with cause.

We used a Monte-Carlo model to estimate the fair value and derived service periods for PRSUs granted to the executives in May 2007.  The following are some of the significant assumptions used in estimating the value of the awards:

Closing stock price on date of grant	$17.06
20-day-average stock price	$17.27
Risk-free interest rate at time of grant	4.6% to 5.1%
Expected volatility	24.0% to 29.4%

The following table summarizes the activity in PRSU for the years ended December 31, 2005, 2006 and 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested at December 31, 2004	317,500	$10.54
Granted during 2005	-	-
Vested during 2005	-	-
Non-vested at December 31, 2005	317,500	$10.54
Granted during 2006	-	-
Vested during 2006	(317,500)	$10.54
Non-vested at December 31, 2006	-	-
Granted during 2007	247,992	$7.28
Vested during 2007	-	-
Non-vested at December 31, 2007	247,992	$7.28

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the unrecognized compensation cost at December 31, 2007 and the remaining contractual term:

	Unrecognized Compensation Cost	Weighted Average Service Period (in months)
	(in millions)
Stock Options	$-	-
Restricted Stock	4.1	36
Performance Restricted Stock Units	1.4	36
Total	$5.5	36

NOTE 14 - DIVIDENDS

Common Dividends

On January 17, 2008, the Board of Directors declared a common stock dividend of $0.29 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend will be paid February 15, 2008 to common stockholders of record on January 31, 2008.

On October 16, 2007, the Board of Directors declared a common stock dividend of $0.28 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid November 15, 2007 to common stockholders of record on October 31, 2007.

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

Series D Preferred Dividends

On January 17, 2008, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 15, 2008 to preferred stockholders of record on January 31, 2008.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2007 through January 31, 2008.

On October 16, 2007, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid November 15, 2007 to preferred stockholders of record on October 31, 2007.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

      On January 16, 2007, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid February 15, 2007 to preferred stockholders of record on January 31, 2007.

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2007	2006	2005
Common
Ordinary income	$0.765	$0.560	$0.550
Return of capital	0.315	0.400	0.300
Long-term capital gain	—	—	—
Total dividends paid	$1.080	$0.960	$0.850

Series B Preferred
Ordinary income	$—	$—	$1.090
Return of capital	—	—	—
Long-term capital gain	—	—	—
Total dividends paid	$—	$—	$1.090

Series D Preferred
Ordinary income	$2.094	$2.094	$2.094
Return of capital	—	—	—
Long-term capital gain	—	—	—
Total dividends paid	$2.094	$2.094	$2.094

For additional information regarding dividends, see Note 8 – Borrowing Arrangements and Note 10 – Taxes.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 16 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2007 and 2006.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007
Revenues	$42,623	$38,117	$39,224	$39,594
Income from continuing operations	18,999	16,016	15,312	17,271
Discontinued operations	1,660	34	37	45
Net income	20,659	16,050	15,349	17,316
Net income available to common	18,178	13,569	12,869	14,835
Income from continuing operations per share:
Basic income from continuing operations	$0.27	$0.20	$0.19	$0.22
Diluted income from continuing operations	$0.27	$0.20	$0.19	$0.22
Net income available to common per share:
Basic net income	$0.30	$0.20	$0.19	$0.22
Diluted net income	$0.30	$0.20	$0.19	$0.22
Cash dividends paid on common stock	$0.26	$0.27	$0.27	$0.28

2006
Revenues	$32,022	$32,269	$35,106	$36,116
Income from continuing operations	10,459	17,531	14,717	13,198
Discontinued operations	(284)	(41)	(94)	211
Net income	10,175	17,490	14,623	13,409
Net income available to common	7,694	15,009	12,143	10,928
Income from continuing operations per share:
Basic income from continuing operations	$0.14	$0.26	$0.21	$0.18
Diluted income from continuing operations	$0.14	$0.26	$0.21	$0.18
Net income available to common per share:
Basic net income	$0.13	$0.26	$0.21	$0.18
Diluted net income	$0.13	$0.26	$0.20	$0.18
Cash dividends paid on common stock	$0.23	$0.24	$0.24	$0.25

NOTE 17 - EARNINGS PER SHARE

We calculate basic and diluted earnings per common share (“EPS”) in accordance with FAS No. 128.  The computation of basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period.  Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period.  Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and PRSUs.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$67,598	$55,905	$37,289
Preferred stock dividends	(9,923)	(9,923)	(11,385)
Preferred stock conversion/redemption charges	-	-	(2,013)
Numerator for income available to common from continuing operations - basic and diluted	57,675	45,982	23,891
Discontinued operations	1,776	(208)	1,464
Numerator for net income available to common per share - basic and diluted	$59,451	$45,774	$25,355
Denominator:
Denominator for net income per share - basic	65,858	58,651	51,738
Effect of dilutive securities:
Restricted stock and restricted stock units	12	74	86
Stock option incremental shares	16	20	235
Denominator for net income per share - diluted	65,886	58,745	52,059

Earnings per share - basic:
Income available to common from continuing operations	$0.88	$0.78	$0.46
Discontinued operations	0.02	-	0.03
Net income per share - basic	$0.90	$0.78	$0.49
Earnings per share - diluted:
Income available to common from continuing operations	$0.88	$0.78	$0.46
Discontinued operations	0.02	-	0.03
Net income per share - diluted	$0.90	$0.78	$0.49

NOTE 18 – DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities classified as discontinued operations for all periods presented.  For the year ended December 31, 2007, discontinued operations includes the revenue of $0.2 million and expense of $31 thousand for 6 facilities.  It also includes the gain of $1.6 million on the sale of six SNFs and two ALFs.  For the year ended December 31, 2006, discontinued operations includes revenue of $0.6 million and expense of $0.9 million and a gain of $0.2 million on the sale of three SNFs and one ALF.  For the year ended December 31, 2005, discontinued operations includes revenue of $4.6 million and expense of $11.1 million and a gain of $8.0 million on the sale of eight SNFs, six ALFs and 50.4 acres of undeveloped land.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the results of operations of the facilities sold or held- for- sale for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues
Rental income	$212	$552	$4,552
Other income	—	—	24
Subtotal revenues	212	552	4,576
Expenses
Depreciation and amortization	28	193	1,464
General and administrative	3	40	—
Provision for uncollectible accounts receivable	—	152	—
Provisions for impairment	—	541	9,617
Subtotal expenses	31	926	11,081

Gain (loss) income before gain on sale of assets	181	(374)	(6,505)
Gain on assets sold – net	1,595	166	7,969
Discontinued operations	$1,776	$(208)	$1,464

NOTE 19 – SUBSEQUENT EVENTS

Acquisition of Existing Mortgage Note

On January 22, 2008, we completed a transaction with GE Capital to purchase an existing $39 million mortgage due October 2012 on seven Haven facilities. We have an existing $23 million second mortgage on these seven facilities.  We now have a $62 million combined mortgage on the seven facilities.  We also have a purchase option on the seven facilities that would allow us to acquire the fee simple interest in the facilities.  If we exercise the purchase option, the seven facilities would be combined with an existing eight facility master lease.  The borrowers and guarantors under the mortgage, and the lessee, sublessees and guarantors in respect of the master lease are all debtors-in-possession in chapter 11 proceedings being jointly administered in the United States Bankruptcy Court for the District of Connecticut, New Haven Division.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2007

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Renovation	Acquired	is Computed
Sun Healthcare Group, Inc.:
Alabama (LTC)……………………….	(2)	23,584,956	-	-	-	23,584,956	7,308,049		1997	33 years
California (LTC, RH)………………….	(2)	39,013,223	66,575	-	-	39,079,798	11,405,973	1964	1997	33 years
Colorado (LTC, AL)		38,341,876	-	-	-	38,341,876	1,448,841		2006	39 years
Idaho (LTC)…………………………….....................	(2)	21,705,266	-	-	-	21,705,266	3,210,747		1997-2006	33 years
Massachusetts (LTC)………………………….........................	(2)	39,018,142	932,328	(8,257,521)	-	31,692,949	8,396,656		1997-1999	33 years
North Carolina (LTC)………………………….........................	(2)	22,652,488	56,951	-	-	22,709,439	9,089,614	1982-1991	1994-1997	30 years to 33 years
Ohio (LTC)……………………...….....	(2)	11,653,451	20,247	-	-	11,673,698	3,472,073	1995	1997	33 years
Tennessee (LTC)…………………......	(2)	7,905,139	37,234	-	-	7,942,373	3,314,032		1994	30 years
Washington (LTC)…………………...	(2)	10,000,000	1,798,843	-	-	11,798,843	6,161,570	2005	1995	20 years
West Virginia (LTC)………………………….........................	(2)	24,751,206	42,238	-	-	24,793,444	7,195,272		1997-1998	33 years
Total Sun……………………….........		238,625,747	2,954,416	(8,257,521)	-	233,322,642	61,002,827

CommuniCare Health Services:
Ohio (LTC, AL)……………………….............................		165,003,208	4,585,285	-	-	169,588,493	14,510,212		1998-2005	33 years to 39 years
Pennsylvania (LTC)………………....		20,286,067	111,194	-	-	20,397,261	1,491,572		2005	39 years
Total CommuniCare………………….		185,289,275	4,696,479	-	-	189,985,754	16,001,784

HQM, Inc.:
Alabama (LTC)………………………..		4,827,266	-	-	-	4,827,266	95,116		2007	20 years
Florida (LTC)……………………….....		85,423,730	1,791,202	-	-	87,214,932	9,807,413		1998-2006	33 years to 39 years
Georgia (LTC)…………………………		14,679,314	-	-	-	14,679,314	264,281		2007	20 years
Kentucky (LTC)…………………...….		19,015,715	522,075	-	-	19,537,790	2,652,934		1999-2007	33 years
Tennessee (LTC)……………………..		11,230,702	-	-	-	11,230,702	224,466		2007	20 years
Total HQM…………………………...		135,176,727	2,313,277	-	-	137,490,004	13,044,210

Advocat, Inc.:
Alabama (LTC)…………………………..........................		11,588,534	1,407,904	-	-	12,996,438	5,668,089	1975, 1985, 2007	1992	31.5 years
Arkansas (LTC)………………………..............................		36,052,809	8,272,237	(36,350)	-	44,288,696	17,925,672	1984, 1985, 2007	1992	31.5 years
Florida (LTC)……………………….....		1,050,000	1,920,000	(970,000)	-	2,000,000	377,027		1992	31.5 years
Kentucky (LTC)…………………...….		15,151,027	1,562,375	-	-	16,713,402	6,334,651	1972-1994	1994-1995	33 years
Ohio (LTC)………………….................		5,604,186	250,000	-	-	5,854,186	2,246,003	1984	1994	33 years
Tennessee (LTC)…………………......		9,542,121	-	-	-	9,542,121	4,502,721	1986-1987	1992	31.5 years
Texas (LTC)…………………………………….........	(2)	34,225,946	1,017,163	-	-	35,243,109	5,630,402		1997-2005	33 years to 39 years
West Virginia (LTC)………………….		5,437,221	348,642	-	-	5,785,863	2,186,464		1994-1995	33 years
Total Advocat…………………..........		118,651,844	14,778,321	(1,006,350)	-	132,423,815	44,871,029

Haven Healthcare:
Connecticut (LTC)……………………		38,762,737	2,604,565	(4,958,643)	-	36,408,659	6,694,091		1999-2004	33 years to 39 years
Massachusetts (LTC)………………..		7,190,685			-	7,190,685	348,093		2006	39 years
New Hampshire (LTC, AL)…………..		21,619,503			-	21,619,503	2,482,260		1998-2006	39 years
Rhode Island (LTC)………..…….......		38,739,812			-	38,739,812	1,966,229		2006	39 years
Vermont (LTC)…………......................		14,145,776	81,501		-	14,227,277	1,300,139		2004	39 years
Total Haven…………………………..		120,458,513	2,686,066	(4,958,643)	-	118,185,936	12,790,812

Guardian LTC Management, Inc.
Ohio (LTC)…………………………...		6,548,435	-	-	-	6,548,435	487,286		2004	39 years
Pennsylvania (LTC, AL)……………….........................................		75,427,312	-	-	-	75,427,312	5,506,289		2004-2006	39 years
West Virginia (LTC)……………….....		3,995,581	-	-	-	3,995,581	294,379		2004	39 years
Total Guardian………………………		85,971,328	-	-	-	85,971,328	6,287,954

Nexion Health:
Louisiana (LTC)……………………………….................	(2)	55,343,066	-	-	-	55,343,066	3,616,769		1997-2006	33 years
Texas (LTC)…………………………………….........	(2)	24,490,060	-	-	-	24,490,060	1,263,246		2005-2006	39 years
Total Nexion Health………………….		79,833,126	-	-	-	79,833,126	4,880,015

Essex Healthcare:
Ohio (LTC)…………………………....		79,353,622	-	-	-	79,353,622	6,359,337		2005	39 years
Total Essex…………………………..		79,353,622	-	-	-	79,353,622	6,359,337

Other:
Arizona (LTC)…………......................		24,029,032	1,938,304	(6,603,745)	-	19,363,591	4,983,243	2005, 2007	1998	33 years
California (LTC)………………….......	(2)	17,333,030	754,894		-	18,087,924	5,175,823		1997	33 years
Colorado (LTC)……………………….		14,170,968	196,017		-	14,366,985	3,716,159		1998	33 years
Florida (LTC, AL) ………...………..…		58,367,881	787,846		-	59,155,727	13,025,006		1993-1998	27 years to 37.5 years
Georgia (LTC)…………………………		10,000,000			-	10,000,000	1,161,142		1998	37.5 years
Illinois (LTC) ……………………...….		13,961,501	444,484		-	14,405,985	4,302,614		1996-1999	30 years to 33 years
Indiana (LTC)……………....................…………….		15,142,300	2,305,705	(1,843,400)	-	15,604,605	5,406,704	1980-1994	1992-1999	30 years to 33 years
Iowa (LTC) ………………..….....…….		8,769,595	1,559,749		-	10,329,344	2,713,949	2007	1997	30 years to 33 years
Missouri (LTC)……………………….		12,301,560		(149,386)	-	12,152,174	3,138,035		1999	33 years
Ohio (LTC)…………………………….		2,648,252	186,187		-	2,834,439	743,051		1999	33 years
Pennsylvania (LTC) ………......……..		14,400,000			-	14,400,000	4,130,855		1998	39 years
Texas (LTC)…………………….......…	(2)	21,436,145	344,679		-	21,780,824	6,234,946		2001	33 years to 39 years
Washington (AL) ……………….…..		5,673,693			-	5,673,693	1,396,018		1999	33 years
Total Other……………………...........		218,233,957	8,517,865	(8,596,531)	-	218,155,291	56,127,545

Total		$1,261,594,139	$35,946,424	($22,819,045)	$0	$1,274,721,518	$221,365,513

(1)  The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL) or rehabilitation hospitals (RH) located in the states indicated.

(2) Certain of the real estate indicated are security for the BAS Healthcare Financial Services line of credit and term loan borrowings totaling $48,000,000 at December 31, 2007.

		Year Ended December 31,
(3)		2005	2006	2007
Balance at beginning of period		$ 718,882,725	$ 989,006,714	$ 1,235,678,965
Additions during period:
Acquisitions		252,609,901	178,906,047	39,502,998
Conversion from mortgage		13,713,311	-
Impairment		-	-
Improvements		3,821,320	6,817,638	8,549,415
Consolidation under FIN 46R (a)		-	61,750,000
Disposals/other		(20,543)	(801,434)	(9,009,860)
Balance at close of period		$ 989,006,714	$ 1,235,678,965	$ 1,274,721,518

(a) As a result of the application of FIN 46R in 2006, we consolidated an entity determined to be a VIE for which we are the primary beneficiary.  Our consolidated balance sheet at December 31, 2006 and 2007 reflects gross real estate assets pf $61,750,000, reflecting the real estate owned by the VIE.

(4)		2005	2006	2007
Balance at beginning of period		$ 132,422,942	$ 155,849,481	$ 187,796,810
Additions during period:
Provisions for depreciation (a)		24,889,787	32,140,641	35,942,916
Dispositions/other		(1,463,248)	(193,312)	(2,374,213)
Balance at close of period		$ 155,849,481	$ 187,796,810	$ 221,365,513

The reported amount of our real estate at December 31, 2007 is less than the tax basis of the real estate by approximately $34.4 million.

(a) Includes depreciation for discontinued operations.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
	OMEGA HEALTHCARE INVESTORS, INC.
	December 31, 2007

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

1	Florida (4 LTC facilities)…………………………………………………………....................................	11.50%	February 28, 2010	Interest plus $4,400 of principal payable monthly	None	12,891,500	12,533,762
2	Florida (2 LTC facilities)…………………………………………………………....................................	11.50%	June 4, 2016	Interest payable monthly	None	12,590,000	10,945,423
3	Ohio (1 LTC facility)…………………………………………………………………........................	11.00%	October 31, 2014	Interest plus $3,900 of principal payable monthly	None	6,500,000	6,406,561
		11.00%	October 31, 2014	Interest payable monthly	None	345,011	345,011
4	Texas (1 LTC facility)…………………………………………………………………........................	11.00%	November 30, 2011	Interest plus $23,900 of principal payable monthly	None	2,245,745	943,091
5	Utah (1 LTC facility)……………………………………………………………………....................	12.00%	November 30, 2011	Interest plus $30,800 of principal payable monthly	None	1,917,430	515,093

						$36,489,686	$31,688,941

	(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
	(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

		Year Ended December 31,
	(3)	2005	2006	2007
	Balance at beginning of period…………………………………..................	$ 118,057,610	$ 104,522,341	$ 31,886,421
	Additions during period - Placements……………………..........................	61,750,000		345,011
	Deductions during period - collection of principal/other………………..	(61,571,958)	(10,885,920)	(542,491)
	Allowance for loss on mortgage loans…………………………............….	-	-	-
	Conversion to purchase leaseback……………….......................................	(13,713,311)	-	-
	Consolidation under FIN 46R (a)………………...........................................	-	(61,750,000)	-
	Balance at close of period……………………………………………….......	$ 104,522,341	$ 31,886,421	$ 31,688,941

	(a) As a result of the application of FIN 46R in 2006, we consolidated an entity that was the debtor of a mortgage note with us for $61,750,000 as of December 31, 2005.

INDEX TO EXHIBITS TO 2007 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Bylaws, as amended as of January 16, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-11, filed on January 29, 2007).
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

10.2	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).
10.3	1993 Amended and Restated Stock Option Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 6, 2003).+
10.4	2000 Stock Incentive Plan (as amended January 1, 2001). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003).+
10.5	Amendment to 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).+
10.6
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and C. Taylor Pickett. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.6A
Restated Amendment to Employment Agreement, dated May 7, 2007 between Omega Healthcare    Investors, Inc. and C. Taylor Pickett. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30,2007).+

10.7
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Daniel J. Booth. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.7A
Restated Amendment to Employment Agreement, dated May 7, 2007 between Omega Healthcare Investors, Inc. and Daniel J. Booth. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007).+

10.8
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and R. Lee Crabill. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.8A
Restated Amendment to Employment Agreement, dated May 7, 2007 between Omega Healthcare Investors, Inc. and R. Lee Crabill. (Incorporated by reference to Exhibit 10.4  to the Company’s Form 10-Q for the quarterly period ended June 30, 2007).+

10.9
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Robert O. Stephenson. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.9A
Restated Amendment to Employment Agreement, dated May 7, 2007 between Omega Healthcare Investors, Inc. and Robert O. Stephenson. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007).+

10.10	Form of Restricted Stock Award for 2004 to 2006 officer grants. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+
10.10A	Form of Restricted Stock Unit Award for officer grants since 2007. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+
10.11
Form of Performance Restricted Stock Unit Agreement for 2004 to 2006 officer grants. (Incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed on September 16, 2004).+

10.11A
Form of Performance Restricted Stock Unit Award with annual vesting for officer grants since 2007. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+

10.11B
Form of Performance Restricted Stock Unit Award with cliff vesting for officer grants since 2007. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+

10.12	Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004).
10.13
Master Lease, dated October 28, 2004, effective November 1, 2004, among Omega, OHI Asset (PA) Trust and Guardian LTC Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.14
Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K, filed on February 18, 2005).

10.15
Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K, filed on February 18, 2005).

10.16	Schedule of 2008 Omega Healthcare Investors, Inc. Executive Officers Salaries and 2007 Bonuses.*
10.17	Form of Directors’ Restricted Stock Award. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 19, 2005). +
10.18
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

10.19
Purchase Agreement dated as of December 16, 2005 by and between Cleveland Seniorcare Corp. and OHI Asset II (OH), LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 21, 2005).

10.20
Master Lease dated December 16, 2005 by and between OHI Asset II (OH), LLC as lessor, and CSC MSTR LSCO, LLC as lessee.  (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 21, 2005).

10.21
Credit Agreement, dated as of March 31, 2006, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, Texas Lessor – Stonegate, LP, the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 5, 2006).

10.22
Second Amendment, Waiver and Consent to Credit Agreement dated as of October 23, 2006, by and among the Borrowers, the Lenders, and Bank of America, N.A., as Administrative Agent and a Lender. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed on October 25, 2006).

10.23
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

10.24
Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006, by and between Omega Healthcare Investors, Inc. and Advocat Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed on October 25, 2006).

10.25
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

10.26
Third Amendment to Consolidated Amended and Restated Master Lease by and between Sterling Acquisition Corp., a Kentucky corporation, as lessor, and Diversicare Leasing Corp., a Tennessee corporation, dated as of October 20, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed on October 25, 2006).

10.27
Employment Agreement, dated May 7, 2007 between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+

12.1	Ratio of Earnings to Fixed Charges. *
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. *
21	Subsidiaries of the Registrant. *
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*

* Exhibits that are filed herewith.
+ Management contract or compensatory plan, contract or arrangement.

I-1-3

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

            By:  /s/ C. TAYLOR PICKETT
                        C. Taylor Pickett
                       Chief Executive Officer

Date:  February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. TAYLOR PICKETT	Chief Executive Officer	February 15, 2008
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ ROBERT O. STEPHENSON	Chief Financial Officer	February 15, 2008
Robert O. Stephenson

/s/ MICHAEL D. RITZ	Chief Accounting Officer	February 15, 2008
Michael D. Ritz

DIRECTORS

/s/ BERNARD J. KORMAN	Chairman of the Board	February 15, 2008
Bernard J. Korman

/s/ THOMAS F. FRANKE	Director	February 15, 2008
Thomas F. Franke

/s/ HAROLD J. KLOOSTERMAN	Director	February 15, 2008
Harold J. Kloosterman

/s/ EDWARD LOWENTHAL	Director	February 15, 2008
Edward Lowenthal

/s/ C. TAYLOR PICKETT	Director	February 15, 2008
C. Taylor Pickett

/s/ STEPHEN D. PLAVIN	Director	February 15, 2008
Stephen D. Plavin

I-4