Form 10-Q
period 2008-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2008-04-28
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

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

Large accelerated filer   ☒                                                      Accelerated filer   ☐                                           Non-accelerated filer   ☐Small reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 25, 2008.

Common Stock, $.10 par value                                                                           69,205,465
(Class)                                                                                         (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2008

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2008 and 2007	3

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2008 and 2007	4

	Notes to Consolidated Financial Statements
	March 31, 2008 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$1,259,581	$1,274,722
Less accumulated depreciation	(222,998)	(221,366)
Real estate properties – net	1,036,583	1,053,356
Mortgage notes receivable – net	31,505	31,689
	1,068,088	1,085,045
Other investments – net	15,969	13,683
	1,084,057	1,098,728
Assets held for sale – net	16,746	2,870
Total investments	1,100,803	1,101,598

Cash and cash equivalents	1,516	1,979
Restricted cash	3,754	2,104
Accounts receivable – net	65,297	64,992
Other assets	12,357	11,614
Total assets	$1,183,727	$1,182,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$82,000	$48,000
Unsecured borrowings – net	484,710	484,714
Other long–term borrowings	1,995	40,995
Accrued expenses and other liabilities	25,460	22,378
Income tax liabilities	73	73
Total liabilities	594,238	596,160

Stockholders’ equity:
Preferred stock	118,488	118,488
Common stock and additional paid-in-capital	841,303	832,736
Cumulative net earnings	379,374	362,140
Cumulative dividends paid	(749,676)	(727,237)
Total stockholders’ equity	589,489	586,127
Total liabilities and stockholders’ equity	$1,183,727	$1,182,287

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2008	2007
Revenues
Rental income	$38,013	$40,832
Mortgage interest income	979	1,009
Other investment income – net	636	645
Miscellaneous	1,238	137
Total operating revenues	40,866	42,623

Expenses
Depreciation and amortization	9,396	8,788
General and administrative	3,094	2,573
Impairment loss on real estate properties	1,514	—
Total operating expenses	14,004	11,361

Income before other income and expense	26,862	31,262
Other income (expense):
Interest income	65	40
Interest expense	(9,685)	(11,844)
Interest – amortization of deferred financing costs	(500)	(459)
Total other expense	(10,120)	(12,263)

Income before gain on assets sold	16,742	18,999
Gain on assets sold – net	46	—
Income from continuing operations	16,788	18,999
Discontinued operations	446	1,660
Net income	17,234	20,659
Preferred stock dividends	(2,481)	(2,481)
Net income available to common shareholders	$14,753	$18,178

Income per common share:
Basic:
Income from continuing operations	$0.21	$0.27
Net income	$0.21	$0.30
Diluted:
Income from continuing operations	$0.21	$0.27
Net income	$0.21	$0.30

Dividends declared and paid per common share	$0.29	$0.26

Weighted-average shares outstanding, basic	68,680	60,094
Weighted-average shares outstanding, diluted	68,747	60,118

Components of other comprehensive income:
Net income	$17,234	$20,659
Total comprehensive income	$17,234	$20,659

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$17,234	$20,659
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	9,396	8,799
Impairment loss on real estate properties (including amounts in discontinued operations)	1,514	—
Amortization of deferred financing costs	500	459
(Gains) losses on assets sold and equity securities – net	(477)	(1,597)
Restricted stock amortization expense	526	26
Income from accretion of marketable securities to redemption value	(52)	(52)
Other	(47)	(72)
Change in operating assets and liabilities:
Accounts receivable	746	1,406
Straight-line rent	(1,869)	(7,257)
Lease inducement	818	758
Other assets	(1,276)	(1,371)
Other assets and liabilities	1,464	(412)
Net cash provided by operating activities	28,477	21,346

Cash flows from investing activities
Acquisition of real estate	(5,200)	—
Placement of mortgage loans	—	(345)
Proceeds from sale of real estate investments	3,027	3,683
Capital improvements and funding of other investments	(5,334)	(1,568)
Proceeds from other investments	2,779	1,132
Investments in other investments	(5,004)	—
Collection of mortgage principal – net	222	184
Net cash (used in) provided by investing activities	(9,510)	3,086

Cash flows from financing activities
Proceeds from credit facility borrowings	74,300	15,400
Payments on credit facility borrowings	(40,300)	(18,400)
Payments of other long-term borrowings	(39,000)	—
Prepayment of re-financing penalty	—	(591)
Receipts/(payments) from dividend reinvestment plan	10,096	—
Receipts/(payments) from exercised options and taxes on restricted stock – net	(2,087)	(809)
Dividends paid	(22,439)	(18,106)
Net cash used in financing activities	(19,430)	(22,506)

(Decrease) increase in cash and cash equivalents	(463)	1,926
Cash and cash equivalents at beginning of period	1,979	729
Cash and cash equivalents at end of period	$1,516	$2,655
Interest paid during the period, net of amounts capitalized	$7,437	$8,609
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2008

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

A summary of our net receivables by type is as follows:

	March 31, 2008	December 31, 2007
	(in thousands)

Contractual receivables	$5,189	$5,517
Straight-line receivables	36,405	34,537
Lease inducements	27,147	27,965
Allowance	(3,444)	(3,027)
Accounts receivable – net	$65,297	$64,992

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

Implementation of New Accounting Pronouncement:

FAS 157 Evaluation

On January 1, 2008, we adopted Financial Accounting Standards Board, (“FASB”), Statement No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. On January 18, 2008, the FASB issued proposed FASB Staff Position (“FSP”) FAS No. 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date.  We evaluated FAS No. 157 and determined that the adoption of the provisions FAS No. 157 effective on January 1, 2008 had no impact on our financial statements.  We are currently evaluating the impact, if any, that the provisions of FAS No. 157 that apply on January 1, 2009 will have on our financial statements.

FAS 159 Evaluation

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected and reported in earnings.  We adopted SFAS No. 159 on January 1, 2008.  We evaluated SFAS No. 159 and did not elect the fair value accounting option for any of our eligible assets; therefore, the adoption of SFAS No. 159 had no impact on our financial statements.

Recent Accounting Pronouncement:

FAS 141(R) Evaluation

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; capitalize in process research and development assets acquired; expense as incurred, acquisition related transaction costs; capitalize acquisition-related restructuring costs only if the criteria in Financial Accounting Standards Board No. 146, Accounting for Costs associated with Exit or Disposal Activities are met as of the date of the acquisition; and recognizing changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowance and tax uncertainty accruals as adjustment to income tax expense.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We intend to adopt the standard on January 1, 2009.  We are currently evaluating the impact, if any, FAS 141(R) will have on our financial statements.

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

Leased Property

Our leased real estate properties, represented by 224 long-term care facilities and two rehabilitation hospitals at March 31, 2008, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the first quarter of 2008, we purchased one skilled nursing facility (“SNF”) for $5.2 million from an unrelated third party and leased the facility to an existing tenant of ours.  The facility was added to the tenant’s existing master lease and will increase cash rent by $0.5 million annually.  The $5.2 million acquisition price was allocated $0.4 million to land, $4.5 million to building and $0.3 million to personal property.

During the first quarter of 2008, we amended our master lease with an existing operator to allow for the construction of a new facility to replace an existing facility currently operated by the operator.  Upon completion (estimated to be in mid-2009), annual cash rent will increase by approximately $0.7 million.  As a result of our plan to replace the existing facility, we recorded a $1.5 million impairment loss on the existing facility during the first quarter of 2008 to record it at its estimated fair value.

On February 1, 2008, we amended our master lease with an existing operator and certain of its affiliates primarily to: i) consolidate three existing master leases into one master lease; ii) extend the lease term of the agreement through September 2017 for facilities acquired in August 2006; and iii) allow for the sale of two rehabilitation hospitals currently operated by the operator.

Since November 2007, affiliates of one of our operators/lessees, Haven Eldercare, LLC (“Haven”), has operated under Chapter 11 bankruptcy protection.   In a motion filed with the bankruptcy court on April 17, 2008, Haven identified a third party stalking horse buyer of substantially all of Haven’s assets.  The motion attached a signed purchase agreement which reflects an acquisition price of $105 million subject to certain adjustments and contingencies.  The asset purchase agreement which is subject to bankruptcy court approval requires Haven to assume and assign the Omega master lease to the winning bidder at the upcoming auction.  Based on the $105 million purchase price, the motion states that the claims of all secured parties, together with all administration and priority claims, would be paid in-full and the unsecured creditors would receive the excess funds upon closing.

        In January 2008, Haven entered into a debtors-in-possession financing agreement with us and one other financial institution, in which our participation is approximately $5.0 million of a $50 million total commitment.  The agreement matures in June 2008 and yields an interest rate of prime plus 3%.

        We have evaluated our current receivables as well as our other investments with Haven and do not believe that reserves for impairment of our investment or the collection of our contractual and straight-line receivables are warranted at March 31, 2008.  At March 31, 2008, we had contractual receivables of approximately $1.7 million and straight-line receivable of approximately $2.2 million.

Assets Sold or Held for Sale

Assets Sold

•
On January 31, 2008, we sold one SNF in California for approximately $1.5 million resulting in a gain of approximately $0.4 million, which was included in our gain/loss from discontinued operations.  For additional information, see Note 9 – Discontinued Operations.

•	On February 1, 2008, we sold a SNF in California for approximately $1.5 million resulting in a gain of approximately $46 thousand.

Held for Sale

At March 31, 2008, we had one SNF and two rehabilitation hospitals classified as held-for-sale with a net book value of approximately $16.7 million.

Mortgage Notes Receivable

Mortgage notes receivable relate to nine (9) long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four (4) states, operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of March 31, 2008, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.

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

NOTE 3 – CONCENTRATION OF RISK

As of March 31, 2008, our portfolio of investments consisted of 235 healthcare facilities, located in 28 states and operated by 26 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.3 billion at March 31, 2008, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 223 long-term healthcare facilities, fixed rate mortgages on nine long-term healthcare facilities and two rehabilitation hospitals and one long-term healthcare facility that are currently held for sale.  At March 31, 2008, we also held miscellaneous investments of approximately $16 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2008, approximately 28% of our real estate investments were operated by two public companies: Sun Healthcare Group (“Sun”) (17%) and Advocat Inc. (“Advocat”) (11%).  Our largest private company operators (by investment) were CommuniCare Health Services, Inc. (“CommuniCare”) (15%), Signature Holding II, LLC (11%), Haven Healthcare (9%), Guardian LTC Management, Inc. (7%), Nexion Health, Inc. (6%) and Essex Healthcare Corporation (6%)  No other operator represents more than 5% of our investments.  The three states in which we had our highest concentration of investments were Ohio (22%), Florida (13%) and Pennsylvania (8%) at March 31, 2008.

For the three-month period ended March 31, 2008, our revenues from operations totaled $40.9 million, of which approximately $8.1 million were from Sun (20%), $5.3 million from CommuniCare (13%) and $5.1 million from Advocat (12%).  No other operator generated more than 10% of our revenues from operations for the three month period ended March 31, 2008.

Sun and Advocat are subject to the reporting requirements of the Security Exchange Commission (“SEC”) and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited interim financial information.  Sun and Advocat’s filings with the SEC can be found at the SEC’s website at www.sec.gov.  We are providing this data for information purposes only, and you are encouraged to obtain Sun’s and Advocat’s publicly available filings from the SEC.

NOTE 4 –DIVIDENDS

Common Dividends

On April 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share, an increase of $0.01 per common share compared to the prior quarter, to be paid May 15, 2008 to common stockholders of record on April 30, 2008.

On January 17, 2008, the Board of Directors declared a common stock dividend of $0.29 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid February 15, 2008 to common stockholders of record on January 31, 2008.

Series D Preferred Dividends

On April 16, 2008, the Board of Directors declared regular quarterly dividends for the 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”) to preferred stockholders of record on April 30, 2008.  The stockholders of record of the Series D Preferred Stock on April 30, 2008 will be paid dividends in the amount of $0.52344 per preferred share on May 15, 2008.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2008 through April 30, 2008.

On January 17, 2008, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 15, 2008 to preferred stockholders of record on January 31, 2008.

NOTE 5 – TAXES

So long as we qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code, we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  On a quarterly and annual basis we test our compliance within the REIT taxation rules to ensure that we were in compliance with the rules.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of March 31, 2008 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 6 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- month period ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Restricted stock expense	$526	$26

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan (the “2004 Plan”).

Restricted Stock Award

The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of March 31, 2008, 40,987 shares of restricted stock have vested under the restricted stock award.

Performance Restricted Stock Units

We awarded two types of PRSUs (annual and cliff vesting awards) to the five executives.  One half of the PRSU awards vest annually in equal increments on December 31, 2008, December 31, 2009, and December 31, 2010, respectively.  The other half of the PRSU awards cliff vest on December 31, 2010.  Vesting on both types of awards requires achievement of total shareholder return (as defined in the agreements filed with the SEC on May 8, 2007).

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of March 31, 2008:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$3,671
2008 Annual performance restricted stock units	41,332	8.78	363	20	163
2009 Annual performance restricted stock units	41,332	8.25	341	32	224
2010 Annual performance restricted stock units	41,332	8.14	336	44	252
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	574
Total	534,900		$6,700		$4,884

As of March 31, 2008, we had 27,664 stock options and 16,495 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.  As of March 31, 2008, the unrecognized compensation cost associated with the directors is $0.2 million.

NOTE 7 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At March 31, 2008, we had $82.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $170.9 million.  The $82.0 million of outstanding borrowings had a blended interest rate of 4.0% at March 31, 2008.

Pursuant to Section 2.01 of the Credit Agreement, dated as of March 31, 2006 (the “Credit Agreement”), that governs our Credit Facility, we were permitted under certain circumstances to increase our available borrowing base under the Credit Agreement from $200 million up to an aggregate of $300 million.  Effective February 22, 2007, we exercised our right to increase the available revolving commitment under Section 2.01 of the Credit Agreement from $200 million to $255 million and we consented to add additional properties to the borrowing base assets under the Credit Agreement.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of March 31, 2008, we were in compliance with all property level and corporate financial covenants.

Other Long-Term Borrowings

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan on seven facilities operated by Haven Eldercare, LLC (“Haven”) due October 2012.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities.  We now have a combined $61.8 million mortgage on these facilities.  We have an option to purchase these facilities that would allow us a fee simple interest in the facilities.  If we exercise the purchase option, the seven facilities would be combined with an existing eight facility master lease agreement that we have with Haven.  In conjunction with the above–noted mortgage and purchase option and the application of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), we have historically and continue to consolidate the financial statements and real estate of the Haven entity into our financial statements.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of March 31, 2008: (i) an increase in Land and buildings  of $61.8 million; (ii) an increase in accumulated depreciation of $3.5 million; (iii) a decrease in Mortgage notes receivable – net of $61.8 million; (iv) an increase in Accounts receivable – net of $0.4 million; and (v) a reduction of $3.1 million in Cumulative net earnings primarily due to increased depreciation expense.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (i) an increase in total gross investments of $39.0 million; (ii) an increase in accumulated depreciation of $3.1 million; (iii) an increase in Accounts receivable – net of $0.4 million; (iv) an increase in Other long-term borrowings of $39.0 million; and (v) a reduction of $2.7 million in Cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of the Haven entity for the three-month periods ended March 31, 2008 and 2007, respectively.

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

The following table summarizes the results of operations of facilities sold or held-for-sale during the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Revenues
Rental income	$15	$77
Other income	—	—
Subtotal revenues	15	77
Expenses
Depreciation and amortization	—	11
General and administrative	—	3
Subtotal expenses	—	14

Income before gain on sale of assets	15	63
Gain on assets sold – net	431	1,597
Discontinued operations	$446	$1,660

During the first quarter of 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the quarter for a gain of $0.4 million.  The first quarter 2007 discontinued operations revenue and expense includes revenue and expense from three facilities that have been sold, including revenue from the SNF sold during the first quarter of 2008.

During the first quarter of 2007, we sold four facilities, including two assisted living facilities (“ALFs”) in Indiana, one SNF in Illinois and one SNF in Arkansas, for a gain of approximately $1.6 million.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$16,788	$18,999
Preferred stock dividends	(2,481)	(2,481)
Numerator for income available to common from continuing operations - basic and diluted	14,307	16,518
Discontinued operations	446	1,660
Numerator for net income available to common per share - basic and diluted	$14,753	$18,178
Denominator:
Denominator for basic earnings per share	68,680	60,094
Effect of dilutive securities:
Restricted stock and restricted stock units	56	—
Stock option incremental shares	11	24
Denominator for diluted earnings per share	68,747	60,118

Earnings per share - basic:
Income available to common from continuing operations	0.21	0.27
Discontinued operations	—	0.03
Net income - basic	0.21	0.30
Earnings per share - diluted:
Income available to common from continuing operations	0.21	0.27
Discontinued operations	—	0.03
Net income - diluted	0.21	0.30

NOTE 11 – SUBSEQUENT EVENT

On April 18, 2008, we completed approximately $123 million of combined new investments with affiliates of CommuniCare Heath Services (“CommuniCare”), an existing operator.  Effective April 18, 2008, we purchased from several unrelated third parties seven (7) SNFs, one (1) assisted living facility and one (1) rehabilitation hospital, all located in Ohio, totaling 709 beds for a total investment of $48 million.  The facilities were added into our master lease with CommuniCare, increasing annualized cash rent under the master lease by approximately $4.7 million, subject to annual escalators The term of the CommuniCare master lease was extended to April 30, 2018, with two ten-year renewal options.

Also on April 18, 2008, and simultaneous with the amendment and extension of the master lease with CommuniCare, we entered into a first mortgage loan with CommuniCare in the amount of $74.9 million.  This mortgage loan matures on April 30, 2018 and carries an interest rate of 11% per year. CommuniCare used the proceeds of the mortgage loan to acquire seven (7) SNFs located in Maryland, totaling 965 beds from several unrelated third parties.  The mortgage loan is secured by a lien on the seven (7) facilities.  At the closing, $4.9 million of loan proceeds were escrowed pending CommuniCare’s acquisition of an additional 90 bed SNF, also located in Maryland.  We anticipate that CommuniCare will acquire this facility within eight months upon the satisfaction of certain contingencies, including the granting of a lien on such facility to secure the mortgage loan.  If the additional facility is not acquired, CommuniCare will be obligated to re-pay the $4.9 million of escrowed loan proceeds.

We used borrowings under our Credit Facility to fund this investment.

-14/15-

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2007;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)
the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to sell closed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facility;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	our ability to maintain our credit ratings;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts;
(xv)	our ability to maintain our status as a real estate investment trust; and
(xvi)	changes in the ratings of our debt and preferred securities.

Overview

Our portfolio of investments at March 31, 2008, consisted of 235 healthcare facilities, located in 28 states and operated by 26 third-party operators.  Our gross investment in these facilities totaled approximately $1.3 billion at March 31, 2008, with 98% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 223 long-term healthcare facilities, (ii) fixed rate mortgages on nine long-term healthcare facilities and (iii) two rehabilitation hospitals and one long-term healthcare facility that are currently held for sale.  At March 31, 2008, we also held other investments of approximately $16 million, consisting primarily of secured loans to third-party operators of our facilities.

Taxation

We have elected to be taxed as a real estate investment trust (“REIT”) , under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Recent Developments Regarding Government Regulation

In 2007 and early 2008, the Center for Medicare and Medicaid Services (“CMS”) issued a number of Medicaid rules that could have adverse impacts on the overall funds available for Medicaid programs to reimburse long-term care providers.  Such rules include the following issues:  intergovernmental transfers; coverage of rehabilitation services for people with disabilities; outreach and enrollment funded by Medicaid in schools; specialized transportation to schools for children covered by Medicaid; graduate medical education payments; outpatient hospital services; targeted case management services; state provider tax limits and appeals filed through the Department of Health and Human Services.  The endurance of these regulations is unknown.  Legislation to delay implementation of these charges was passed in the United States House of Representatives on April 23, 2008, and similar legislation has been introduced in the United States Senate.  However, the legislation has not been enacted into law, if some or all of these regulations go into effect, the operators of our properties could potentially experience reductions in Medicaid funding.

CMS also has been involved with a number of initiatives aimed at the quality of nursing homes, which may impact our operators.  For instance, in February 2008, CMS made publicly available on its website the names of all 136 nursing homes targeted in its Special Focus Facility program for underperforming nursing homes.   CMS plans on updating the list on a quarterly basis.  In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues.  In addition, the reporting of such information could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

In late 2005, CMS began soliciting public comments regarding a demonstration to examine pay-for-performance approaches in the nursing home setting that would offer financial incentives for facilities delivering high quality care.  CMS anticipates that the demonstration will begin in 2008.  Data collection began in the first market in March 2008 for the next phase of CMS’ Post Acute Care Payment Reform Demonstration Program (“PAC-PRD”).  Data collection is anticipated to begin in nine additional markets in April 2008.   Information will be collected about Medicare beneficiaries’ experiences in post-acute care settings.  The purpose of the demonstration project, which was mandated by the Deficit Reduction Act of 2005, is to use the information obtained to guide future Medicare payment policy.

CMS issued a Final Rule on February 22, 2008 implementing several changes to Medicaid provider tax rules, which reduce states’ options in adopting provider taxes. The rule could result in less taxes for providers but also less funding in states’ Medicaid systems since it limits states' ability to fund the non-federal share of their Medicaid programs.  The Final Rule reduces the maximum allowable health care-related taxes that states can impose on providers from 6 percent to 5.5 percent.  It also clarifies and modifies standards related to certain Medicaid financing arrangements.  It should be noted that some of the changes in the proposed rule are in direct response to a decision of the HHS Departmental Appeals Board in June of 2005 that reversed $980 million in CMS disallowances in five states related to nursing home taxes.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our annual report on Form 10-K for the year ended December 31, 2007.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2007 annual report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following discussion provides additional information about the effect on the consolidated financial statements of judgments and estimates related to our policy regarding uncertainty in income taxes.

Recent Accounting Pronouncement:

FAS 157 Evaluation

On January 1, 2008, we adopted Financial Accounting Standards Board, (“FASB”), Statement No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. On January 18, 2008, the FASB issued proposed FASB Staff Position (“FSP”) FAS No. 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date.  We evaluated FAS No. 157 and determined that the adoption of the provisions FAS No. 157 effective on January 1, 2008 had no impact on our financial statements.  We are currently evaluating the impact, if any, that the provisions of FAS No. 157 that apply on January 1, 2009 will have on our financial statements.

FAS 159 Evaluation

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  We adopted SFAS No. 159 on January 1, 2008.  We evaluated SFAS No. 159 and did not elect the fair value accounting option for any of our eligible assets, therefore, the adoption of SFAS 159 had no impact on our financial statements.

FAS 141(R) Evaluation

On December 4, 2007, the Financial Accounting Standards Board issued Statement No. 141(R), Business Combinations (“FAS 141(R)”).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; expense as incurred, acquisition related transaction costs.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We intend to adopt the standard on January 1, 2009.  We are currently evaluating the impact, if any, that FAS 141(R) will have on our financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2008 and 2007

Operating Revenues

Our operating revenues for the three months ended March 31, 2008 totaled $40.9 million, a decrease of $1.8 million over the same period in 2007.  The $1.8 million decrease relates primarily to the reversal of approximately $5.0 million of straight-line revenue reserves for Advocat Inc. in the first quarter of 2007, offset by (i) additional rental income due to the acquisition of five skilled nursing facility (“SNFs”) in August 2007 for $39.5 million, and one SNF in January 2008 for $5.2 million and (ii) an amendment to an existing operator’s lease that extended the terms of the lease agreement and increased the annual rent to a current market rate.  In addition, during the first quarter of 2008, we recorded additional miscellaneous revenue for payments we received for past due rent from a former operator of $0.7 million and late fees of approximately $0.5 million.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 totaled $14.0 million, an increase of approximately $2.6 million over the same period in 2007.  The increase was primarily due to (i) a $1.5 million impairment loss that was recorded to reduce the carrying value on one facility to its estimated fair value, (ii) a $0.5 million increase in restricted stock expense and (iii) $0.6 million related to additional depreciation expense associated with acquisitions of six SNFs, of which five were acquired in the third quarter of 2007 and one was acquired in the first quarter of 2008.

Other Income (Expense)

For the three months ended March 31, 2008, total other expenses were $10.1 million, as compared to $12.3 million for the same period in 2007, a decrease of $2.2 million.  The decrease was primarily due to lower average debt outstanding for the period combined with lower average LIBOR interest rates.

Income from continuing operations

Income from continuing operations for the three months ended March 31, 2008 was $16.8 million compared to $19.0 million for the same period in 2007.  The decrease in income from continuing operations is the result of the factors described above.

Discontinued Operations

Discontinued operations relate to properties we disposed of or plan to dispose of and are currently classified as assets held for sale - net.

For the three months ended March 31, 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the quarter, generating a gain of $0.4 million.  The first quarter 2007 revenue and expense in discontinued operations include revenue and expense from three facilities that have been sold, including revenue from the SNF sold during the first quarter of 2008.  In 2007, we recorded a gain of $1.6 million for the sale of four facilities.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2008, was $23.7 million, compared to $25.4 million, for the same period in 2007.

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

We use FFO as one of several criteria to measure operating performance of our business.  We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods.  We offer this measure to assist the users of our financial statements in analyzing our financial performance; however, this is not a measure of financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP.  Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net income available to common stockholders	$14,753	$18,178
Deduct gain from real estate dispositions	(477)	(1,597)
	14,276	16,581
Elimination of non-cash items included in net income:
Depreciation and amortization	9,396	8,799
Funds from operations available to common stockholders	$23,672	$25,380

Portfolio and Recent Developments

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the three months ended March 31, 2008.

Alpha HealthCare Properties, LLC

On January 17, 2008, we purchased one SNF for $5.2 million from an unrelated third party and leased the facility to Alpha Health Care Properties, LLC (“Alpha”), an existing tenant of ours.  The facility was added to Alpha’s existing master lease and provides for an additional $0.5 million of cash rent annually.

Advocat Inc.

During the first quarter of 2008, we amended our master lease with Advocat Inc. (“Advocat”) to allow for the construction of a new facility to replace an existing facility currently operated by Advocat.  Upon completion (estimated to be in mid-2009), annual cash rent will increase by approximately $0.7 million.  As a result of our plan to replace the existing facility, we recorded a $1.5 million impairment loss related to the existing facility during the first quarter of 2008 to record it at its estimated fair value.

Haven Eldercare, LLC

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan on seven facilities operated by Haven Eldercare, LLC (“Haven”) due October 2012.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities.  We now have a combined $61.8 million mortgage on these facilities.  We have an option to purchase these facilities that would allow us a fee simple interest in the facilities.  If we exercise the purchase option, the seven facilities would be combined with an existing eight facility master lease agreement that we have with Haven.  In conjunction with the above noted mortgage and purchase option and the application of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), we have historically and continue to consolidate the financial statements and real estate of the Haven entity into our financial statements.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of March 31, 2008: (i) an increase in Land and buildings of $61.8 million; (ii) an increase in accumulated depreciation of $3.5 million; (iii) a decrease in Mortgage notes receivable – net of $61.8 million; (iv) an increase in Accounts receivable – net of $0.4 million; and (v) a reduction of $3.1 million in Cumulative net earnings primarily due to increased depreciation expense.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (i) an increase in total gross investments of $39.0 million; (ii) an increase in accumulated depreciation of $3.1 million; (iii) an increase in Accounts receivable – net of $0.4 million; (iv) an increase in Other long-term borrowings of $39.0 million; and (v) a reduction of $2.7 million in Cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of the Haven entity for the three-month periods ended March 31, 2008 and 2007, respectively.

Since November 2007, Haven has operated under Chapter 11 bankruptcy protection.   In a motion filed with the bankruptcy court on April 17, 2008, Haven identified a third party stalking horse buyer of substantially all of Haven’s assets.  The motion attached a signed purchase agreement which reflects an acquisition price of $105 million subject to certain adjustments and contingencies.  The asset purchase agreement which is subjcet to bankruptcy court approval requires Haven to assume and assign the Omega master lease to the winning bidder at the upcoming auction.  Based on the $105 million purchase price, the motion states that the claims of all secured parties, together with all administration and priority claims, would be paid in-full and the unsecured creditors would receive the excess funds upon closing.

In January 2008, Haven entered into a debtors-in-possession financing agreement with us and one other financial institution, in which our participation is approximately $5.0 million of a $50 million total commitment.  The agreement matures in June 2008 and yields an interest rate of prime plus 3%.

We have evaluated our current receivables as well as our other investments with Haven and do not believe that reserves for impairment of our investment or the collection of our contractual and straight-line receivables are warranted at March 31, 2008.  At March 31, 2008, we had contractual receivables of approximately $1.7 million and straight-line receivable of approximately $2.2 million.

Sun Healthcare Group, Inc.

On February 1, 2008, we amended our master lease with Sun Healthcare Group, Inc. and certain of its affiliates (“Sun”) primarily to: (i) consolidate three existing master leases into one master lease; (ii) extend the lease terms of the agreement through September 2017 for facilities acquired in August 2006; and (iii) allow for the sale of  two rehabilitation hospitals currently operated by Sun.

Assets Sold

•
On January 31, 2008, we sold one SNF in California for approximately $1.5 million resulting in a gain of approximately $0.4 million, which was included in our gain/loss from discontinued operations.  For additional information, see Note 9 – Discontinued Operations.

•	On February 1, 2008, we sold a SNF in California for approximately $1.5 million resulting in a gain of approximately $46 thousand.

Held for Sale

•	At March 31, 2008, we had one SNF and two rehabilitation hospitals classified as held-for-sale with a net book value of approximately $16.7 million.

Subsequent Event – CommuniCare Health Services

On April 18, 2008, we completed approximately $123 million of combined new investments with affiliates of CommuniCare Heath Services (“CommuniCare”), an existing operator.  Effective April 18, 2008, we purchased from several unrelated third parties seven (7) SNFs, one (1) assisted living facility and one (1) rehabilitation hospital, all located in Ohio, totaling 709 beds for a total investment of $48 million.  The facilities were added into our master lease with CommuniCare, increasing annualized cash rent under the master lease by approximately $4.7 million, subject to annual escalators The term of the CommuniCare master lease was extended to April 30, 2018, with two ten-year renewal options.

Also on April 18, 2008, and simultaneous with the amendment and extension of the master lease with CommuniCare, we entered into a first mortgage loan with CommuniCare in the amount of $74.9 million.  This mortgage loan matures on April 30, 2018 and carries an interest rate of 11% per year. CommuniCare used the proceeds of the mortgage loan to acquire seven (7) SNFs located in Maryland, totaling 965 beds from several unrelated third parties.  The mortgage loan is secured by a lien on the seven (7) facilities.  At the closing, $4.9 million of loan proceeds were escrowed pending CommuniCare’s acquisition of an additional 90 bed SNF, also located in Maryland.  We anticipate that CommuniCare will acquire this facility within eight months upon the satisfaction of certain contingencies, including the granting of a lien on such facility to secure the mortgage loan.  If the additional facility is not acquired, CommuniCare will be obligated to re-pay the $4.9 million of escrowed loan proceeds.

Liquidity and Capital Resources

At March 31, 2008, we had total assets of $1.2 billion, stockholders’ equity of $589.5 million and debt of $568.7 million, which represents approximately 49.1% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2008.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$568,995	$435	$82,960	$600	$485,000
Other long-term liabilities	232	232	-	-	-
Total	$569,227	$667	$82,960	$600	$485,000

(1)
The $569.0 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $82.0 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At March 31, 2008, we had $82.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $170.9 million.  The $82.0 million of outstanding borrowings had a blended interest rate of 4.0% at March 31, 2008.

Pursuant to Section 2.01 of the Credit Agreement, dated as of March 31, 2006 (the “Credit Agreement”), that governs our Credit Facility, we were permitted under certain circumstances to increase our available borrowing base under the Credit Agreement from $200 million up to an aggregate of $300 million.  Effective February 22, 2007, we exercised our right to increase the available revolving commitment under Section 2.01 of the Credit Agreement from $200 million to $255 million and we consented to add 18 of our properties to the borrowing base assets under the Credit Agreement.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of March 31, 2008, we were in compliance with all property level and corporate financial covenants.

Termination of Stockholder Rights Plan

On April 3, 2008, the board of directors approved the termination of our stockholder rights plan, commonly referred to as a “poison pill,” which was originally scheduled to expire May 12, 2009.  The agreement governing the stockholder rights plan was amended to accelerate the expiration date to April 3, 2008.

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

During the first quarter of 2008, we paid total dividends of $22.4 million.

On April 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share to be paid May 15, 2008 to common stockholders of record on April 30, 2008.  On April 16, 2008, the Board of Directors also declared the regular quarterly dividends for our  8.375% Series D Cumulative Redeemable Preferred Stock to stockholders of record on April 30, 2008.  The stockholders of record of the Series D Preferred Stock on April 30, 2008 will be paid dividends in the amount of $0.52344 per preferred share on May 15, 2008.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.

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

Cash and cash equivalents totaled $1.5 million as of March 31, 2008, a decrease of $0.5 million as compared to the balance at December 31, 2007.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $28.5 million for the three months ended March 31, 2008, as compared to $21.3 million for the same period in 2007, an increase of $7.2 million.

Investing Activities – Net cash flow from investing activities was an outflow of $9.5 million for the three months ended March 31, 2008, as compared to an inflow of $3.1 million for the same period in 2007.  The $12.6 million change in investing activities relates primarily to i) the acquisition of one SNF for $5.2 million in the first quarter of 2008; ii) the investment of $5.3 million in capital improvements and renovation in 2008 compared to $1.6 million in 2007; and iii) the investment in a debtor-in-possession note with one of our operators in the first quarter of 2008.

Financing Activities – Net cash flow from financing activities was an outflow of $19.4 million for the three months ended March 31, 2008 as compared to an outflow of $22.5 million for the same period in 2007.  The decrease in cash outflow from financing activities of $3.1 million was primarily a result of an increase in dividend reinvestment proceeds of $10.1 million, offset by an increase in dividend payment of $4.3 million.  In addition, we paid down an additional $2 million of debt in 2008 compared to 2007.

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

There were no material changes in our market risk during the three months ended March 31, 2008.  For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2007.

Item 4 – Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2008.

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

-25/26-

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 8 – Litigation to the Consolidated Financial Statements in PART I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2007 with the Securities and Exchange Commission on February 15, 2008, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol “OHI.”  During the three months ended March 31, 2008, we purchased 131,895 shares of our common stock from employees to pay the withholding taxes associated with the vesting of restricted stock awarded to our employees.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollars Amount) of Shares that May be Purchased Under these Plans or Programs

January 1, 2008 through January 31, 2008	131,895	$16.05	-	-
February 1, 2008 through February 29, 2008	-	-	-	-
March 1, 2008 through March 31, 2008	-	-	-	-

Total	131,895	$16.05	-	-

(1)
Represents shares purchased from employees to pay withholding taxes related to the vesting of restricted stock awarded to employees.  These shares were not part of a publicly announced repurchase plan or program.

Item 6 – Exhibits

Exhibit No.	Description
4.1
Amendment No. 3 to Rights Agreement, dated as of April 3, 2008, to Rights Agreement dated as of May 12, 1999, as amended on May 11, 2000 and October 29, 2001, by and between Omega Healthcare Investors, Inc. and Computershare Trust Company, N.A. (as successor to First Chicago Trust Company). (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 3, 2008.)

10.1
Third Amendment and Consent to Credit Agreement, dated February 8, 2008, by and among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, and Texas Lessor - Stonegate, LP, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2
Second Amended and Restated Master Lease Agreement dated as of February 1, 2008 and among Omega Healthcare Investors, Inc., certain of its subsidiaries as lessors, Sun Healthcare Group, Inc. and certain of its affiliates as lessees, amending and restating prior master leases with Sun Healthcare Group, its subsidiaries, and lessees and guarantors acquired by Sun Healthcare Group. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 3, 2008).

10.3
Second Consolidated Amended and Restated Master Lease dated as of April 19, 2008 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Services as lessees.

10.4
Loan Agreement dated as of April 19, 2008, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors.

10.5	Fourth Amendment to Consolidated Amended and Restated Master Lease dated as of April 1, 2007, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp.
10.6	Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp.
10.7	Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:                                                     April 28, 2008                                By:           /S/ C. TAYLOR PICKETT
                                 C. Taylor Pickett
                         Chief Executive Officer

Date:                                                     April 28, 2008                                By:           /S/ ROBERT O. STEPHENSON
                 Robert O. Stephenson
                 Chief Financial Officer