Form 10-Q
period 2008-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2008-08-08
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

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

Large accelerated filer   ☒                                                      Accelerated filer   ☐                                           Non-accelerated filer   ☐  Small reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2008.

Common Stock, $.10 par value                                                                           75,705,571
(Class)                                                                (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2008

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	June 30, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Operations (unaudited)
	Three and six months ended June 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended June 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements
	June 30, 2008 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$1,309,422	$1,274,722
Less accumulated depreciation	(232,625)	(221,366)
Real estate properties – net	1,076,797	1,053,356
Mortgage notes receivable – net	101,343	31,689
	1,178,140	1,085,045
Other investments – net	20,843	13,683
	1,198,983	1,098,728
Assets held for sale – net	17,380	2,870
Total investments	1,216,363	1,101,598

Cash and cash equivalents	2,165	1,979
Restricted cash	5,091	2,104
Accounts receivable – net	66,167	64,992
Other assets	16,956	11,614
Total assets	$1,306,742	$1,182,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$102,000	$48,000
Unsecured borrowings – net	484,706	484,714
Other long–term borrowings	1,995	40,995
Accrued expenses and other liabilities	25,100	22,378
Income tax liabilities	73	73
Total liabilities	613,874	596,160

Stockholders’ equity:
Preferred stock issued and outstanding – 4,740 shares Class D with an aggregate liquidation preference of $118,488	118,488	118,488
Common stock $.10 par value authorized – 100,000 shares: issued and outstanding – 75,498 shares as of June 30, 2008 and 68,114 as of December 31, 2007	7,550	6,811
Common stock – additional paid-in-capital	943,326	825,925
Cumulative net earnings	396,496	362,140
Cumulative dividends paid	(772,992)	(727,237)
Total stockholders’ equity	692,868	586,127
Total liabilities and stockholders’ equity	$1,306,742	$1,182,287

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Rental income	$39,774	$36,147	$77,787	$76,979
Mortgage interest income	2,550	888	3,529	1,897
Other investment income – net	582	729	1,218	1,374
Miscellaneous	829	353	2,067	490
Total operating revenues	43,735	38,117	84,601	80,740

Expenses
Depreciation and amortization	9,713	8,821	19,109	17,609
General and administrative	2,971	2,765	6,065	5,338
Impairment loss on real estate properties	-	-	1,514	-
Provision for uncollectible accounts receivable	4,268	-	4,268	-
Total operating expenses	16,952	11,586	30,956	22,947

Income before other income and expense	26,783	26,531	53,645	57,793
Other income (expense):
Interest income	58	58	123	98
Interest expense	(9,745)	(10,073)	(19,430)	(21,917)
Interest – amortization of deferred financing costs	(500)	(500)	(1,000)	(959)
Litigation settlements	526	-	526	-
Total other expense	(9,661)	(10,515)	(19,781)	(22,778)

Income before gain on assets sold	17,122	16,016	33,864	35,015
Gain on assets sold – net	-	-	46	-
Income from continuing operations	17,122	16,016	33,910	35,015
Discontinued operations	-	34	446	1,694
Net income	17,122	16,050	34,356	36,709
Preferred stock dividends	(2,481)	(2,481)	(4,962)	(4,962)
Net income available to common	$14,641	$13,569	$29,394	$31,747

Income per common share:
Basic:
Income from continuing operations	$0.20	$0.20	$0.41	$0.47
Net income	$0.20	$0.20	$0.42	$0.50
Diluted:
Income from continuing operations	$0.20	$0.20	$0.41	$0.47
Net income	$0.20	$0.20	$0.41	$0.50

Dividends declared and paid per common share	$0.30	$0.27	$0.59	$0.53

Weighted-average shares outstanding, basic	72,942	67,237	70,811	63,666
Weighted-average shares outstanding, diluted	73,038	67,261	70,893	63,690

Components of other comprehensive income:
Net income	$17,122	$16,050	$34,356	$36,709
Total comprehensive income	$17,122	$16,050	$34,356	$36,709

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$34,356	$36,709
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	19,109	17,630
Impairment loss on real estate properties	1,514	—
Uncollectible accounts receivable	4,268	—
Amortization of deferred financing costs	1,000	959
Gains on assets sold and equity securities – net	(477)	(1,596)
Restricted stock amortization expense	1,051	334
Income from accretion of marketable securities to redemption value	(103)	(103)
Other	(94)	(242)
Change in operating assets and liabilities:
Accounts receivable	(2,129)	17
Straight-line rent	(4,413)	(9,448)
Lease inducement	1,636	1,230
Other assets	(882)	(547)
Other assets and liabilities	(201)	(2,213)
Net cash provided by operating activities	54,635	42,730

Cash flows from investing activities
Acquisition of real estate	(53,235)	—
Placement of mortgage loans	(74,928)	(345)
Proceeds from sale of real estate investments	3,027	6,254
Capital improvements and funding of other investments	(8,994)	(4,019)
Proceeds from other investments	9,467	1,957
Investments in other investments	(16,505)	(5,678)
Collection of mortgage principal – net	448	369
Net cash used in investing activities	(140,720)	(1,462)

Cash flows from financing activities
Proceeds from credit facility borrowings	240,800	45,400
Payments on credit facility borrowings	(186,800)	(165,400)
Payments of other long-term borrowings	(39,000)	—
Prepayment of re-financing penalty	—	(692)
Receipts/(payments) from dividend reinvestment plan	20,285	7,822
Receipts/(payments) from exercised options and taxes on restricted stock – net	(2,087)	(780)
Dividends paid	(45,755)	(38,741)
Net proceeds from common stock offering	98,828	112,878
Net cash provided by (used in) financing activities	86,271	(39,513)

Increase in cash and cash equivalents	186	1,755
Cash and cash equivalents at beginning of period	1,979	729
Cash and cash equivalents at end of period	$2,165	$2,484
Interest paid during the period, net of amounts capitalized	$19,579	$20,566

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2008

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview:

We have one reportable segment consisting of investments in real estate (see Note 11- Subsequent Event).  Our business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term lease and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  Substantially all depreciation expenses reflected in the consolidated statements of operations relate to the ownership of our investment in real estate.

Basis of Presentation:

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. (“Omega” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

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

A summary of our net receivables by type is as follows:

	June 30, 2008	December 31, 2007
	(in thousands)

Contractual receivables	$5,771	$5,517
Straight-line receivables	36,242	34,537
Lease inducements	26,328	27,965
Allowance	(2,174)	(3,027)
Accounts receivable – net	$66,167	$64,992

During the three months ended June 30, 2008, we recorded a $4.3 million provision for uncollectible accounts receivable associated with Haven Eldercare, LLC (“Haven”) receivables.   The $4.3 million charge consisted of $3.3 million to write off straight-line receivables and $1.0 million to establish an allowance for pre-petition contractual receivables associated with one of our tenants.

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

Leased Property

Our leased real estate properties, represented by 232 long-term care facilities and four rehabilitation hospitals at June 30, 2008, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the second quarter of 2008, we purchased nine skilled nursing facilities (“SNFs”) for $47.4 million from an unrelated third party and leased the facilities to an existing tenant of ours.  The facilities were added to the tenant’s existing master lease and will increase cash rent by $4.7 million annually.  The $47.4 million acquisition price was allocated $6.6 million to land, $38.9 million to building and $1.9 million to personal property.

During the first quarter of 2008, we purchased one SNF for $5.2 million from an unrelated third party and leased the facility to an existing tenant of ours.  The facility was added to the tenant’s existing master lease and will increase cash rent by $0.5 million annually.  The $5.2 million acquisition price was allocated $0.4 million to land, $4.5 million to building and $0.3 million to personal property.

During the second quarter of 2008, we amended our master lease with an existing operator primarily to: i) extend the lease term of the agreement through December 2019; and ii) allow for the additional capital investment of up to $5 million; and iii) allow the operator the ability to exit or lease three facilities to another operator during the lease term.

During the second quarter of 2008, we amended our single facility lease agreement with an existing operator primarily to: i) to extend the lease term from August 2013 to June 2018; and ii) to increase the rent from $0.8 million to $1.0 million annually beginning July 1, 2008.

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

Since November 2007, affiliates of one of our operators/lessees/mortgagors (collectively, “Haven”), have operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of Haven were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  In 2007, Haven represented approximately 8% of our operating revenue.  As of June 30, 2008, our investment in Land and buildings for the Haven properties was approximately $103.3 million.  See Note 11 for information regarding subsequent events regarding our Haven portfolio.

In January 2008, Haven entered into a debtors-in-possession (“DIP”) financing agreement with us and one other financial institution (collectively, the “DIP Lenders”), in which our initial participation was approximately $5.0 million of a $50 million total commitment.  The agreement was originally scheduled to mature in June 2008 and yield an interest rate of prime plus 3%.  On June 4, 2008, the DIP Lenders and Haven amended the DIP agreement (the “Amended DIP”) which, among other things, extended the term to allow Haven additional time to sell its assets.  As collateral for the Amended DIP, we received the right to use all facility accounts receivable generated from the Omega facilities from June 4, 2008 to satisfy any of our post-June 3, 2008 advances.  As of June 30, 2008, we had $0.6 million outstanding on the original DIP agreement and $8.7 million related to the Amended DIP.

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

Held for Sale

At June 30, 2008, we had two SNFs and two rehabilitation hospitals classified as held-for-sale with a net book value of approximately $17.4 million.

Mortgage Notes Receivable

On April 18, 2008, and simultaneous with the amendment and extension of the master lease with CommuniCare Health Services (“CommuniCare”), we entered into a first mortgage loan with CommuniCare in the amount of $74.9 million.  This mortgage loan matures on April 30, 2018 and carries an interest rate of 11% per year. CommuniCare used the proceeds of the mortgage loan to acquire seven (7) SNFs located in Maryland, totaling 965 beds from several unrelated third parties.  The mortgage loan is secured by a lien on the seven (7) facilities.  At the closing, $4.9 million of loan proceeds were escrowed pending CommuniCare’s acquisition of an additional 90 bed SNF, also located in Maryland.  The loan proceeds held in escrow are included in Other assets as of June 30, 2008.  We anticipate that CommuniCare will acquire this facility within eight months upon the satisfaction of certain contingencies, including the granting of a lien on such facility to secure the mortgage loan.  If the additional facility is not acquired, CommuniCare will be obligated to re-pay the $4.9 million of escrowed loan proceeds.

Mortgage notes receivable relate to 16 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of June 30, 2008, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

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

NOTE 3 – CONCENTRATION OF RISK

As of June 30, 2008, our portfolio of investments consisted of 252 healthcare facilities, located in 29 states and operated by 26 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.4 billion at June 30, 2008, with approximately 98% of our real estate investments related to long-term care facilities.  This portfolio is made up of 230 long-term healthcare facilities, two rehabilitation hospitals owned and leased to third parties, fixed rate mortgages on 16 long-term healthcare facilities, and two rehabilitation hospitals and two long-term healthcare facility that are currently held for sale.  At June 30, 2008, we also held miscellaneous investments of approximately $21 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2008, approximately 26% of our real estate investments were operated by two public companies: Sun Healthcare Group (“Sun”) (16%) and Advocat Inc. (“Advocat”) (10%).  Our largest private company operators (by investment) were CommuniCare (22%), Signature Holding II, LLC (10%).  No other operator represents more than 9% of our investments.  The three states in which we had our highest concentration of investments were Ohio (23%), Florida (12%) and Pennsylvania (8%) at June 30, 2008.

For the three-month period ended June 30, 2008, our revenues from operations totaled $43.7 million, of which approximately $8.4 million were from CommuniCare (19%), $8.2 million from Sun (19%) and $5.1 million from Advocat (12%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended June 30, 2008.

For the six-month period ended June 30, 2008, our revenues from operations totaled $84.6 million, of which approximately $16.3 million were from Sun (19%), $13.7 million from CommuniCare (16%) and $10.2 million from Advocat (12%).  No other operator generated more than 10% of our revenues from operations for the six- month period ended June 30, 2008.

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

NOTE 4 –DIVIDENDS

Common Dividends

On July 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share, to be paid August 15, 2008 to common stockholders of record on July 31, 2008.

On April 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid May 15, 2008 to common stockholders of record on April 30, 2008.

On January 17, 2008, the Board of Directors declared a common stock dividend of $0.29 per share, an increase of $0.01 per common share compared to the prior quarter.  The common dividend was paid February 15, 2008 to common stockholders of record on January 31, 2008.

Series D Preferred Dividends

On July 16, 2008, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 31, 2008.  The stockholders of record of the Series D Preferred Stock on July 31, 2008 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2008.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2008 through July 31, 2008.

On April 16, 2008, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid May 15, 2008 to preferred stockholders of record on April 30, 2008.

On January 17, 2008, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 15, 2008 to preferred stockholders of record on January 31, 2008.

NOTE 5 – TAXES

So long as we qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”), we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  On a quarterly and annual basis we test our compliance within the REIT taxation rules to ensure that we were in compliance with the rules.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of June 30, 2008 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 6 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- and six- month periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Stock based compensation cost	$525	$309	$1,051	$335

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan (the “2004 Plan”).

Restricted Stock Award

The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of June 30, 2008, 40,987 shares of restricted stock have vested under the restricted stock award.

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

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of June 30, 2008:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$3,337
2008 Annual performance restricted stock units	41,332	8.78	363	20	109
2009 Annual performance restricted stock units	41,332	8.25	341	32	192
2010 Annual performance restricted stock units	41,332	8.14	336	44	229
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	522
Total	534,900		$6,700		$4,389

As of June 30, 2008, we had 27,664 stock options and 16,495 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.  As of June 30, 2008, the unrecognized compensation cost associated with the directors’ restricted stock is $0.2 million.

NOTE 7 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At June 30, 2008, we had $102.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $150.9 million.  The $102.0 million of outstanding borrowings had a blended interest rate of 3.55% at June 30, 2008.

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

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of June 30, 2008, we were in compliance with all property level and corporate financial covenants.

Other Long-Term Borrowings

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan on seven facilities operated by Haven Eldercare, LLC (“Haven”) due October 2012.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities.  At June 30, 2008, we held a combined $61.8 million mortgage on these facilities and an option to purchase these facilities.  Exercising the purchase option would have resulted in the seven facilities being combined with an eight facility master lease agreement with Haven.  In conjunction with the above–noted mortgage and purchase option and the application of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), we have historically and continue to consolidate the financial statements and real estate of this Haven entity into our financial statements.  The impact of consolidating this Haven entity resulted in the following adjustments to our consolidated balance sheet as of June 30, 2008: (i) an increase in Land and buildings of $61.8 million; (ii) an increase in accumulated depreciation of $3.9 million; (iii) a decrease in Mortgage notes receivable – net of $61.8 million; and (iv) a reduction of $3.9 million in Cumulative net earnings due to increased depreciation expense.  The impact of consolidating the Haven entity resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (i) an increase in total gross investments of $39.0 million; (ii) an increase in accumulated depreciation of $3.1 million; (iii) an increase in Accounts receivable – net of $0.4 million; (iv) an increase in Other long-term borrowings of $39.0 million; and (v) a reduction of $2.7 million in Cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of this Haven entity for the three- and six- month periods ended June 30, 2008 and 2007, respectively.  See Note 2 – Leased Properties for information regarding subsequent events related to Haven.

5.9 Million Share Common Stock Offering

On May 6, 2008, we issued 5.9 million shares of our common stock in a registered direct placement to a number of institutional investors.  The net proceeds from the offering were approximately $98.8 million, after deducting the placement agent’s fee and other estimated offering expense.  Cohen & Steers Capital Advisors, LLC acted as Placement Agent for the offering.  The net proceeds were used to repay indebtedness under our senior credit facility.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  We currently offer shares under the DRSPP at a 1% discount to market.  For the six month period ended June 30, 2008, we issued 1,232,966 shares of common stock for approximately $20.3 million in net proceeds.

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

The following table summarizes the results of operations of facilities sold or held-for-sale during the three- and six- month periods ended June 30, 2008 and 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Rental income	$—	$45	$15	$122
Expenses
Depreciation and amortization	—	10	—	21
General and administrative	—	—	—	3
Provision for impairment	—	—	—	—
Subtotal expenses	—	10	—	24

Income before gain (loss) on sale of assets	—	35	15	98
(Loss) gain on assets sold – net	—	(1)	431	1,596
Discontinued operations	$—	$34	$446	$1,694

During the second quarter of 2008, no revenue or expense was generated from discontinued operations.  The second quarter 2007 discontinued operations revenue and expense includes revenue and expense from one SNF sold during the first quarter of 2008.

For the six months ended June 30, 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the first quarter of 2008, generating a gain of $0.4 million.  For the six months ended June 30, 2007, discontinued operations include revenue and expense from three facilities that have been sold, including revenue from the SNF sold during the first quarter of 2008.  In 2007, we recorded a gain of $1.6 million for the sale of six facilities.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$17,122	$16,016	$33,910	$35,015
Preferred stock dividends	(2,481)	(2,481)	(4,962)	(4,962)
Numerator for income available to common from continuing operations – basis and diluted	14,641	13,535	28,948	30,053
Discontinued operations	—	34	446	1,694
Numerator for net income available to common per share – basic and diluted	$14,641	$13,569	$29,394	$31,747
Denominator:
Denominator for basic earnings per share	72,942	67,237	70,811	63,666
Effect of dilutive securities:
Restricted stock	84	10	70	5
Stock option incremental shares	12	14	12	19
Denominator for diluted earnings per share	73,038	67,261	70,893	63,690

Earnings per share – basic:
Income available to common from continuing operations	$0.20	$0.20	$0.41	$0.47
Discontinued operations	—	—	0.01	0.03
Net income – basic	$0.20	$0.20	$0.42	$0.50
Earnings per share – diluted:
Income available to common from continuing operations	$0.20	$0.20	$0.41	$0.47
Discontinued operations	—	—	—	0.03
Net income – diluted	$0.20	$0.20	$0.41	$0.50

NOTE 11 – SUBSEQUENT EVENT

Since November 2007, affiliates of Haven have operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of Haven were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that Haven owed to us in exchange for taking ownership of and transitioning certain of the assets of Haven to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective as of July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven, and a new entity in which we have a substantial economic ownership interest began operating these facilities on our behalf through an independent contractor.  For financial reporting purposes, the financial statements of the new entity operating the facilities will be consolidated into our financial statements in accordance with FIN 46R from July 7, 2008 until the facilities are re-leased or sold.  For additional discussion regarding Haven Eldercare, LLC, see Notes 1 and 2.

On August 6, 2008, subsidiaries of the Omega entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation Capital (“Formation”) whereby Formation has agreed (subject to certain closing conditions, including the receipt of licensure) to lease 15 facilities under a Master Lease.  These facilities were formerly leased to Haven and are the facilities that we took ownership and/or possession of effective July 7, 2008.  The facilities consist of 14 skilled nursing facilities and one assisted living facility, and are located in Connecticut (5), Rhode Island (4), New Hampshire (3), Vermont (2) and Massachusetts (1).  As part of the transaction, Formation intends to enter into a Management Agreement with Genesis Healthcare.

The master lease to be executed at closing under the MTA will have an initial term of 10 years with initial annual rent of approximately $12 million.  In addition, Formation has an option after the initial 12 months of the lease to convert eight (8) of the leased facilities into mortgaged properties, with economic terms substantially similar to that of the original lease.

The transaction is expected to close on or about September 1, 2008 subject to the closing conditions under the MTA.

On July 1, 2008, we closed on the sale of two rehabilitation hospitals that were classified as held for sale on June 30, 2008.  We received approximately $29.0 million in proceeds for the sale of the facilities.  The net book value of these facilities was approximately $16.4 million.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)
the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facility;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	our ability to maintain our credit ratings;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in the financial position of our operators;
(xiii)	changes in interest rates;
(xiv)	the amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts;
(xvi)	our ability to maintain our status as a real estate investment trust; and
(xvii)	changes in the ratings of our debt and preferred securities.

Overview

Our portfolio of investments at June 30, 2008, consisted of 252 healthcare facilities, located in 29 states and operated by 26 third-party operators.  Our gross investment in these facilities totaled approximately $1.4 billion at June 30, 2008, with 98% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 230 long-term healthcare facilities, (ii) two rehabilitation hospitals owned and leased to third parties, (iii) fixed rate mortgages on 16 long-term healthcare facilities and (iv) two rehabilitation hospitals and two long-term healthcare facility that are currently held for sale.  At June 30, 2008, we also held other investments of approximately $21 million, consisting primarily of secured loans to third-party operators of our facilities.

Taxation

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  See also “Taxation of Foreclosure Property” below.

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

Three Months Ended June 30, 2008 and 2007

Operating Revenues

Our operating revenues for the three months ended June 30, 2008 totaled $43.7 million, an increase of $5.6 million over the same period in 2007.  The $5.6 million increase relates primarily to: (i) additional rental income as a result of the acquisition of five skilled nursing facility (“SNFs”) in August 2007 for $39.5 million, one SNF in January 2008 for $5.2 million and seven SNFs, one assisted living facility (“ALF”) and one rehabilitation hospital in April 2008 for approximately $48 million which were all leased to existing operators, and (ii) additional mortgage income associated with the mortgage financing of eight new facilities.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 totaled $17.0 million, an increase of approximately $5.4 million over the same period in 2007.  The increase was primarily due to a $4.3 million of provisions for uncollectible accounts receivable associated with Haven Eldercare, LLC (“Haven”).  The provision consisted of $3.3 million associated with straight-line receivables and $1.0 million in pre-petition contractual receivables.  In addition, depreciation expense increased by $0.9 million due to the acquisitions of five SNFs in August 2007, one SNF in January 2008 and seven SNFs, one ALF and one rehabilitation hospital in April 2008.  The increase in restricted stock expense of $0.2 million was due to an additional month of expense in 2008 versus 2007.  In May 2007, we entered into a new restricted stock agreement with executives of the Company.

Other Income (Expense)

For the three months ended June 30, 2008, total other expenses were $9.7 million, as compared to $10.5 million for the same period in 2007, a decrease of $0.9 million.  The decrease was primarily due to lower average LIBOR interest rates and $0.5 million associated with cash received for a legal settlement.

Income from continuing operations

Income from continuing operations for the three months ended June 30, 2008 was $17.1 million compared to $16.0 million for the same period in 2007.  The increase in income from continuing operations is the result of the factors described above.

Six Months Ended June 30, 2008 and 2007

Operating Revenues

Our operating revenues for the six months ended June 30, 2008 totaled $84.6 million, an increase of $3.9 million over the same period in 2007.  The $3.9 million increase relates primarily to (i) additional rental income due to the acquisition of five SNFs in August 2007, one SNF in January 2008 and seven SNFs, one ALF and one rehabilitation hospital in April 2008 which were all leased to existing operators; (ii) additional mortgage income due to the mortgage financing of eight new facilities; (iii) an amendment to an existing operator’s lease that extended the terms of the lease agreement and increased the annual rent in the first quarter of 2008 and (iv) additional miscellaneous revenue primarily due to late fees.  Offsetting these increases was the first quarter 2007 reversal of approximately $5.0 million in allowance for straight-line rent, resulting from an improvement in one of our operator’s financial condition in 2007.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 totaled $31.0 million, an increase of approximately $8.0 million over the same period in 2007.  The increase was primarily due to $4.3 million of provisions for uncollectible accounts receivable associated with Haven.  The provision consisted of $3.3 million associated with straight-line receivables and $1.0 million in pre-petition contractual receivables.   In addition, depreciation expense increased by $1.5 million due to the acquisitions of five SNFs in August 2007, one SNF in January 2008 and seven SNFs, one ALF and one rehabilitation hospital in April 2008.  During the first quarter of 2008, we recorded a $1.5 million provision for impairment to reduce the carrying value on one facility to its estimated fair value.  The increase in restricted stock expense of $0.7 million was due to four additional months of expense in 2008 versus. 2007.  In May 2007, we entered into a new restricted stock agreement with executives of the Company.

Other Income (Expense)

For the six months ended June 30, 2008, total other expenses were $19.8 million, as compared to $22.8 million for the same period in 2007, a decrease of $3.0 million.  The decrease was primarily due to lower average LIBOR interest rates and average debt outstanding and $0.5 million associated with cash received for a legal settlement.

Income from continuing operations

Income from continuing operations for the six months ended June 30, 2008 was $33.9 million compared to $35.0 million for the same period in 2007.  The decrease in income from continuing operations is the result of the factors described above.

Discontinued Operations

Discontinued operations relate to properties we disposed of or plan to dispose of and are currently classified as assets held for sale - net.

For the six months ended June 30, 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the first quarter of 2008, generating a gain of $0.4 million.  For the six months ended June 30, 2007, discontinued operations include revenue and expense from three facilities that have been sold, including revenue from one SNF sold during the first quarter of 2008.  In 2007, we recorded a gain of $1.6 million for the sale of six facilities.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2008, was $24.4 million, compared to $22.4 million, for the same period in 2007.

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

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- and six- months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Net income available to common stockholders	$14,641	$13,569	$29,394	$31,747
Add back loss (deduct gain) from real estate dispositions	—	1	(477)	(1,596)
Sub-total	14,641	13,570	28,917	30,151
Elimination of non-cash items included in net income:
Depreciation and amortization	9,713	8,831	19,109	17,630
Funds from operations available to common stockholders	$24,354	$22,401	$48,026	$47,781

Portfolio and Recent Developments

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the six months ended June 30, 2008.

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

CommuniCare Health Services

On April 18, 2008, we completed approximately $123 million of combined new investments with affiliates of CommuniCare Heath Services (“CommuniCare”), an existing operator.  Effective April 18, 2008, we purchased from several unrelated third parties seven (7) SNFs, one (1) assisted living facility and one (1) rehabilitation hospital, all located in Ohio, totaling 709 beds for a total investment of $47.4 million.  The facilities were added into our master lease with CommuniCare, increasing annualized cash rent under the master lease by approximately $4.7 million, subject to annual escalators The term of the CommuniCare master lease was extended to April 30, 2018, with two ten-year renewal options.

Also on April 18, 2008, and simultaneous with the amendment and extension of the master lease with CommuniCare, we entered into a first mortgage loan with CommuniCare in the amount of $74.9 million.  This mortgage loan matures on April 30, 2018 and carries an interest rate of 11% per year. CommuniCare used the proceeds of the mortgage loan to acquire seven (7) SNFs located in Maryland, totaling 965 beds from several unrelated third parties.  The mortgage loan is secured by a lien on the seven (7) facilities.  At the closing, $4.9 million of loan proceeds were escrowed pending CommuniCare’s acquisition of an additional 90 bed SNF, also located in Maryland.  The loan proceeds held in escrow are included in Other assets as of June 30, 2008.  We anticipate that CommuniCare will acquire this facility within eight months upon the satisfaction of certain contingencies, including the granting of a lien on such facility to secure the mortgage loan.  If the additional facility is not acquired, CommuniCare will be obligated to re-pay the $4.9 million of escrowed loan proceeds.  The mortgage properties are cross-collaterialized with the master lease agreement.

Haven Eldercare, LLC

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan on seven facilities operated by Haven Eldercare, LLC (“Haven”) due October 2012.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities, resulting in a combined $61.8 million mortgage on these facilities immediately following the purchase from GE Capital.  In conjunction with the above noted mortgage and purchase option and the application of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), we have historically and continue to consolidate the financial statements and real estate of this Haven entity into our financial statements.  The impact of consolidating this Haven entity resulted in the following adjustments to our consolidated balance sheet as of June 30, 2008: (i) an increase in Land and buildings of $61.8 million; (ii) an increase in accumulated depreciation of $3.9 million; (iii) a decrease in Mortgage notes receivable – net of $61.8 million; and (iv) a reduction of $3.9 million in Cumulative net earnings due to increased depreciation expense.  The impact of consolidating this Haven entity resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (i) an increase in total gross investments of $39.0 million; (ii) an increase in accumulated depreciation of $3.1 million; (iii) an increase in Accounts receivable – net of $0.4 million; (iv) an increase in Other long-term borrowings of $39.0 million; and (v) a reduction of $2.7 million in Cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of this Haven entity for the three- and six- month periods ended June 30, 2008 and 2007, respectively.

Since November 2007, affiliates of one of our operators/lessees/mortgagors (collectively, “Haven”), have operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of Haven were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that Haven owed to us in exchange for taking ownership of and transitioning certain of the assets of Haven to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective as of July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven, and a new entity in which we have a substantial economic ownership interest began operating these facilities on our behalf through an independent contractor.  For financial reporting purposes, the financial statements of the new entity operating the facilities will be consolidated into our financial statements in accordance with FIN 46R from July 7, 2008 until the facilities are re-leased or sold.  In 2007, Haven represented 9% of our total investment and 8% of our operating revenue.  As of June 30, 2008, our investment in Land and buildings for the Haven properties was approximately $103.3 million.

In January 2008, Haven entered into a debtors-in-possession financing (“DIP”) agreement with us and one other financial institution (collectively, the “DIP Lenders”), in which our initial participation was approximately $5.0 million of a $50 million total commitment.  The agreement was originally scheduled to mature in June 2008 and yield an interest rate of prime plus 3%.  On June 4, 2008, the DIP Lenders and Haven amended the DIP agreement (the “Amended DIP”) which, among other things, extended the term to allow Haven additional time to sell its assets.  As collateral for the Amended DIP, we received the right to use all facility accounts receivable generated from the Omega facilities from June 4, 2008 to satisfy any of our post-June 3, 2008 advances.  As of June 30, 2008, we had $0.6 million outstanding on the original DIP agreement and $8.7 million related to the Amended DIP.

On August 6, 2008, subsidiaries of Omega entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation Capital (“Formation”) whereby Formation has agreed (subject to certain closing conditions, including the receipt of licensure) to lease 15 facilities under a Master Lease.  These facilities were formerly leased to Haven and are the facilities that we took ownership and/or possession of effective July 7, 2008.  The facilities consist of 14 skilled nursing facilities and one assisted living facility, and are located in Connecticut (5), Rhode Island (4), New Hampshire (3), Vermont (2) and Massachusetts (1).  As part of the transaction, Formation intends to enter into a Management Agreement with Genesis Healthcare.

The master lease to be executed at closing under the MTA will have an initial term of 10 years with initial annual rent of approximately $12 million.  In addition, Formation has an option after the initial 12 months of the lease to convert eight (8) of the leased facilities into mortgaged properties, with economic terms substantially similar to that of the original lease.

The transaction is expected to close on or about September 1, 2008 subject to the closing conditions under the MTA.

Sun Healthcare Group, Inc.

On February 1, 2008, we amended our master lease with Sun Healthcare Group, Inc. and certain of its affiliates (“Sun”) primarily to: (i) consolidate three existing master leases into one master lease; (ii) extend the lease terms of the agreement through September 2017 for facilities acquired in August 2006; and (iii) allow for the sale of two rehabilitation hospitals currently operated by Sun.  As of June 30, 2008, these facilities had a net book value of $16.4 million and were included in assets held for sale.  On July 1, 2008, the two rehabilitation hospitals were sold for approximately $29.0 million.  As a result of the sale, contractual rent will decrease by $1.7 million annually beginning July 1, 2008.

Assets Sold

•
On January 31, 2008, we sold one SNF in California for approximately $1.5 million resulting in a gain of approximately $0.4 million, which was included in our gain/loss from discontinued operations.  For additional information, see Note 9 – Discontinued Operations.

•	On February 1, 2008, we sold a SNF in California for approximately $1.5 million resulting in a gain of approximately $46 thousand.

Held for Sale

•	At June 30, 2008, we had two SNFs and two rehabilitation hospitals classified as held-for-sale with a net book value of approximately $17.4 million.

Liquidity and Capital Resources

At June 30, 2008, we had total assets of $1.3 billion, stockholders’ equity of $692.9 million and debt of $588.7 million, which represents approximately 45.9% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2008.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$588,995	$435	$102,960	$600	$485,000
Other long-term liabilities	168	168	-	-	-
Total	$589,163	$603	$102,960	$600	$485,000

(1)
The $589.0 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $102.0 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At June 30, 2008, we had $102.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $150.9 million.  The $102.0 million of outstanding borrowings had a blended interest rate of 3.55% at June 30, 2008.

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

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of June 30, 2008, we were in compliance with all property level and corporate financial covenants.

5.9 Million Common Stock Offering

On May 6, 2008, we have issued 5.9 million shares of our common stock in a registered direct placement to a number of institutional investors.  The net proceeds from the offering were approximately $98.8 million, after deducting the placement agent’s fee and other estimated offering expense.  Cohen & Steers Capital Advisors, LLC acted as Placement Agent for the offering.  The net proceeds were used to repay indebtedness under our senior credit facility.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  We currently offer shares under the DRSPP at a 1% discount to market.  For the six month period ended June 30, 2008, we issued 1,232,966 shares of common stock for approximately $20.3 million in net proceeds.

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

For the three- and six- months ended June 30, 2008, we paid total dividends of $23.3 million and $45.8 million, respectively.

On July 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share, to be paid August 15, 2008 to common stockholders of record on July 31, 2008.  On July 16, 2008, the Board of Directors also declared the regular quarterly dividends for our 8.375% Series D Cumulative Redeemable Preferred Stock to stockholders of record on July 31, 2008.  The stockholders of record of the Series D Preferred Stock on July 31, 2008 will be paid dividends in the amount of $0.52344 per preferred share on August 15, 2008.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.

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

Cash and cash equivalents totaled $2.2 million as of June 30, 2008, an increase of $0.2 million as compared to the balance at December 31, 2007.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $54.6 million for the six months ended June 30, 2008, as compared to $42.7 million for the same period in 2007, an increase of $11.9 million.  The increase in operating cash flows is primarily due to additional revenue due to recent acquisitions, normal rent escalators and decreased interest due to reduced average rates and average borrowing outstanding.

Investing Activities – Net cash flow from investing activities was an outflow of $140.7 million for the six months ended June 30, 2008, as compared to an outflow of $1.5 million for the same period in 2007.  The increase in cash outflow from investing activities of $139.3 million relates primarily to i) the acquisition of one SNF for $5.2 million in the first quarter of 2008 and the acquisition of nine facilities for $47.4 million in the second quarter of 2008; ii) the $74.9 million mortgage loan with one of our operators in the second quarter of 2008; iii) the investment of $9.0 million in capital improvements and renovation in 2008 compared to $4.0 million in 2007; and iv) the investment in a debtor-in-possession note with one of our operators in 2008.

Financing Activities – Net cash flow from financing activities was an inflow of $86.3 million for the six months ended June 30, 2008 as compared to an outflow of $39.5 million for the same period in 2007.  The $125.8 million change in financing activities was primarily a result of an increase in net proceeds on our credit facility and other borrowings of $15 million compared to net payments of $120.0 million in the same period in 2007, an increase in dividend reinvestment proceeds of $12.5 million, offset by an increase in dividend payment of $7.0 million and a reduction in common stock offering of $14 million.

Taxation of Foreclosure Property

We will be subject to tax at the maximum corporate tax rate on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, applicable to REITs, less expenses directly connected with the production of that income.  However, gross income from foreclosure property will qualify for purposes of the 75% and 95% gross income tests applicable to REITs.  Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as the result of i) the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured or ii) in the case of a “qualified health care property”, the termination of the lease with respect to such property;

•	for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

Such property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer (for a total of up to six years) if an extension is granted by the Secretary of the Treasury.  In the case of a “qualified health care property” acquired solely as a result of a termination of a lease, but not in connection with default or an imminent default on the lease, the initial grace period terminates on the second taxable year following the year in which the REIT acquired the property.  Our properties generally should be treated as “qualified health care properties.”  The grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

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

We acquired possession of fifteen skilled nursing facilities formerly operated by Haven (“Haven Properties”) in July 2008, and we have engaged an independent contractor to operate the properties on our behalf.  We intend to make an election on our 2008 federal income tax return to treat the Haven Properties as foreclosure properties.  Because we acquired possession in connection with a foreclosure, the Haven Properties are eligible to be treated as foreclosure property until the end of 2011.  Although the Secretary of Treasury may extend the foreclosure property period until the end of 2014, there can be no assurance that we will receive such an extension.  So long as the Haven Properties qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties.  If one or more of the Haven Properties were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT.  In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax.  Although we intend to sell or lease the Haven Properties to one or more unrelated third parties prior to the end of 2011, no assurance can be provided that we will accomplish that objective.

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

There was no material change in our market risks during the three months ended June 30, 2008.  For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2007.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2008.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2007 with the Securities and Exchange Commission on February 15, 2008, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein, except for the risks described under “Taxation of Foreclosure Property in PART I, Item 2 hereto and as set forth below:

We have limited experience with operating facilities.

We have acquired temporary possession of the fifteen facilities formerly operated by Haven (the “Haven Properties”) and have engaged an independent contractor to operate those properties on our behalf.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Haven Eldercare, LLC” above.  We do not intend to have our independent contractor operate the Haven Properties for an extended period of time.  We have entered into an agreement to re-lease the Haven Properties (subject to certain closing conditions, including the receipt of licensure).  This is a new area of business for us with risks that differ from those to which we have been subject historically. There can be no assurance that our independent contractor will have the skills needed to run this business profitably on our behalf and our financial results could suffer.

General Risks Related to the Haven Properties

The entity operating the Haven facilities on our behalf (“TC Healthcare”) is typically required to hold applicable licenses and is responsible for the regulatory and environmental compliance at the Haven Properties, and could be sanctioned for violation of regulatory and environmental requirements.  In addition, as a substantial economic owner of the operating company (being run by an independent contractor), if TC Healthcare fails to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments TC Healthcare may have to cease to operate such facilities.  With respect to the Haven Properties, the risks identified under  the caption "Risks Related to the Operators of Our Facilities" in our Form 10-K for the year ended December 31, 2007 generally apply directly to us as the owner/operator of such facilities until they are re-leased or sold.

Litigation Related to the Haven Properties

TC Healthcare may be named as a defendant in professional liability claims related to the Haven Properties.  In these suits, patients could allege significant damages, including punitive damages.  Since TC Healthcare’s results will be included in our consolidated financial statements from July 7, 2008, such potential litigation and rising insurance costs could not only affect TC Healthcare’s ability to obtain and maintain adequate liability and other insurance, but also may affect TC Healthcare’s ability to run the business profitably and our financial results could suffer.

Item 4 – Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on May 22, 2008.  Of the total number of common shares outstanding on April 14, 2008, a total of 68,996,852 were represented in person or by proxy at the Annual Meeting.  Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a)           To elect two nominees to serve as directors and to hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.  Our stockholders voted to elect both nominees to serve as directors.  Votes recorded, by nominee, were as follows:

Nominee	For	Against/Withheld
Harold J. Kloosterman	60,534,456	1,335,010
C. Taylor Pickett	60,806,914	1,062,552

(b)           To consider and vote upon a proposal to ratify the selection of Ernst & Young LLP as our independent auditor for the fiscal year 2008:

For	Against	Abstain
61,038,980	646,425	184,060

(c)           To approve the amendments to the 2004 Stock Incentive Plan:

For	Against	Abstain
58,651,953	2,941,501	276,010

Item 5 – Other Information

On August 6, 2008, subsidiaries of Omega entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation Capital (“Formation”) whereby Formation has agreed (subject to certain closing conditions, including the receipt of licensure) to lease 15 facilities under a Master Lease.  These facilities were formerly leased to Haven and are the facilities that we took ownership and/or possession of effective July 7, 2008.  The facilities consist of 14 skilled nursing facilities and one assisted living facility, and are located in Connecticut (5), Rhode Island (4), New Hampshire (3), Vermont (2) and Massachusetts (1).  As part of the transaction, Formation intends to enter into a Management Agreement with Genesis Healthcare.

The master lease to be executed at closing under the MTA will have an initial term of 10 years with initial annual rent of approximately $12 million.  In addition, Formation has an option after the initial 12 months of the lease to convert eight (8) of the leased facilities into mortgaged properties, with economic terms substantially similar to that of the original lease.

The transaction is expected to close on or about September 1, 2008 subject to the closing conditions under the MTA.

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

10.1
Second Consolidated Amended and Restated Master Lease dated as of April 19, 2008 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Services as lessees. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008.)

10.2
Loan Agreement dated as of April 19, 2008, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008).

10.3
Purchase Agreement, dated May 1, 2008, by and among OHI and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 2, 2008).

10.4
Placement Agreement, dated as of May 1, 2008, between Omega Healthcare Investors, Inc. and Cohen & Steers Capital Advisors, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 2, 2008).

10.5
First Amendment to the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan, dated as of May 22, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K, filed May 29, 2008).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:            August 08, 2008                         By:           /S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:             August 08, 2008                        By:           /S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer