Form 10-Q
period 2008-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2008-11-10
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2008.

Common Stock, $.10 par value                                                                           82,319,164
(Class)                                                                                      (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2008

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	September 30, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Operations (unaudited)
	Three and nine months ended September 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements
	September 30, 2008 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	38

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$1,353,622	$1,274,722
Less accumulated depreciation	(242,674)	(221,366)
Real estate properties – net	1,110,948	1,053,356
Mortgage notes receivable – net	101,148	31,689
	1,212,096	1,085,045
Other investments – net	23,354	13,683
	1,235,450	1,098,728
Assets held for sale – net	150	2,870
Total investments	1,235,600	1,101,598

Cash and cash equivalents	3,790	1,979
Restricted cash	5,048	2,104
Accounts receivable – net	71,817	64,992
Other assets	20,567	11,614
Operating assets for owned properties	17,101	—
Total assets	$1,353,923	$1,182,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$34,000	$48,000
Unsecured borrowings – net	484,702	484,714
Other long–term borrowings	1,560	40,995
Accrued expenses and other liabilities	26,265	22,378
Income tax liabilities	—	73
Operating liabilities for owned properties	3,798	—
Total liabilities	550,325	596,160

Stockholders’ equity:
Preferred stock issued and outstanding – 4,740 shares Series D with an aggregate liquidation preference of $118,488	118,488	118,488
Common stock $.10 par value authorized – 100,000 shares: issued and outstanding – 82,095 shares as of September 30, 2008 and 68,114 as of December 31, 2007	8,209	6,811
Common stock – additional paid-in-capital	1,050,592	825,925
Cumulative net earnings	424,568	362,140
Cumulative dividends paid	(798,259)	(727,237)
Total stockholders’ equity	803,598	586,127
Total liabilities and stockholders’ equity	$1,353,923	$1,182,287

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental income	$37,265	$37,113	$115,052	$114,092
Mortgage interest income	3,007	999	6,536	2,896
Other investment income – net	313	962	1,531	2,336
Miscellaneous	73	150	2,140	640
Nursing home revenues of owned and operated assets	19,341	-	19,341	-
Total operating revenues	59,999	39,224	144,600	119,964

Expenses
Depreciation and amortization	10,076	9,131	29,185	26,740
General and administrative	2,925	2,742	8,990	8,080
Impairment loss on real estate properties	170	1,636	1,684	1,636
Provision for uncollectible accounts receivable	-	-	4,268	-
Nursing home expenses of owned and operated assets	20,833	-	20,833	-
Total operating expenses	34,004	13,509	64,960	36,456

Income before other income and expense	25,995	25,715	79,640	83,508
Other income (expense):
Interest and other investment income	74	36	197	134
Interest	(9,375)	(10,071)	(28,805)	(31,988)
Interest – amortization of deferred financing costs	(500)	(500)	(1,500)	(1,459)
Litigation settlements	-	-	526	-
Total other expense	(9,801)	(10,535)	(29,582)	(33,313)

Income before gain on assets sold	16,194	15,180	50,058	50,195
Gain on assets sold – net	11,806	-	11,852	-
Income from continuing operations before income taxes	28,000	15,180	61,910	50,195
Income taxes	72	132	72	132
Income from continuing operations	28,072	15,312	61,982	50,327
Discontinued operations	-	37	446	1,731
Net income	28,072	15,349	62,428	52,058
Preferred stock dividends	(2,480)	(2,480)	(7,442)	(7,442)
Net income available to common	$25,592	$12,869	$54,986	$44,616

Income per common share:
Basic:
Income from continuing operations	$0.33	$0.19	$0.75	$0.66
Net income	$0.33	$0.19	$0.76	$0.69
Diluted:
Income from continuing operations	$0.33	$0.19	$0.75	$0.66
Net income	$0.33	$0.19	$0.76	$0.69

Dividends declared and paid per common share	$0.30	$0.27	$0.89	$0.80

Weighted-average shares outstanding, basic	76,590	67,952	72,737	65,094
Weighted-average shares outstanding, diluted	76,702	67,965	72,829	65,114

Components of other comprehensive income:
Net income	$28,072	$15,349	$62,428	$52,058
Total comprehensive income	$28,072	$15,349	$62,428	$52,058

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$62,428	$52,058
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	29,185	26,768
Impairment loss on real estate properties	1,684	1,636
Uncollectible accounts receivable	4,268	—
Amortization of deferred financing costs	1,500	1,459
Gains on assets sold and equity securities – net	(12,283)	(1,595)
Restricted stock amortization expense	1,577	880
Income from accretion of marketable securities to redemption value	(155)	(155)
Other	(141)	(259)
Change in operating assets and liabilities:
Accounts receivable	663	(178)
Straight-line rent	(7,959)	(11,746)
Lease inducement	(3,259)	1,349
Other assets	(5,026)	28
Tax liabilities	(73)	(2,206)
Other assets and liabilities	1,038	(1,065)
Owned and operated	(13,303)	—
Net cash provided by operating activities	60,144	66,974

Cash flows from investing activities
Acquisition of real estate	(93,235)	(39,503)
Placement of mortgage loans	(74,928)	(345)
Proceeds from sale of real estate investments	31,893	6,254
Capital improvements and funding of other investments	(13,194)	(5,463)
Proceeds from other investments	14,082	14,829
Investments in other investments	(23,570)	(8,978)
Collection of mortgage principal – net	681	559
Net cash used in investing activities	(158,271)	(32,647)

Cash flows from financing activities
Proceeds from credit facility borrowings	303,800	99,400
Payments on credit facility borrowings	(317,800)	(197,400)
Payments of other long-term borrowings	(39,435)	(415)
Prepayment of re-financing penalty	—	(695)
Receipts/(payments) from dividend reinvestment plan	30,506	12,222
Receipts/(payments) from exercised options and taxes on restricted stock – net	(2,087)	(780)
Dividends paid	(71,022)	(59,658)
Net proceeds from common stock offering	195,976	112,878
Net cash provided by (used in) financing activities	99,938	(34,448)

Increase in cash and cash equivalents	1,811	(121)
Cash and cash equivalents at beginning of period	1,979	729
Cash and cash equivalents at end of period	$3,790	$608
Interest paid during the period, net of amounts capitalized	$26,760	$27,684

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2008

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview:

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our operator/tenants.  In September, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.  Substantially all depreciation expenses reflected in the consolidated statements of operations relate to the ownership of our investment in real estate.

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

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries as well as TC Healthcare, a company created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our tenants/operators.  We have included the operating results and assets and liabilities of these facilities for the period of time that we were responsible for the operations of the facilities.  Thirteen of these facilities were transitioned to a new tenant/operator on September 1, 2008, however, we continue to be responsible for two facilities as of September 30, 2008 that are in the process of being transitioned to the new operator/tenant.  Due to the size of the owned and operated portfolio, the operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a net basis in our Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Reclassifications:

Certain amounts in the prior year have been reclassified to conform to the current year presentation and to reflect the results of discontinued operations.  See Note 10 – Discontinued Operations for a discussion of discontinued operations.  Such reclassifications have no effect on previously reported earnings or equity.

Accounts Receivables:

Accounts receivable includes: contractual receivables, straight-line rent receivables, lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relate to the rents currently owed to us under the terms of the lease agreement and interest owed to us under mortgage and note agreements.  Straight-line receivables relates to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually.  Lease inducements result from value provided by us to the lessee at the inception of the lease and will be amortized as a reduction of rental revenue over the lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents and mortgage and note interests.  In the case of a lease recognized on a straight-line basis, we generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of adverse collectibility are present.

A summary of our net receivables by type is as follows:

	September 30, 2008	December 31, 2007
	(in thousands)

Contractual receivables	$1,897	$5,517
Straight-line receivables	39,762	34,537
Lease inducements	31,224	27,965
Allowance	(1,066)	(3,027)
Accounts receivable – net	$71,817	$64,992

During the three months ended September 30, 2008, we recorded a $5.7 million lease inducements associated with the master lease agreement with Formation Capital (“Formation”), the new operator/tenant of 13 facilities previously operated by Haven Eldercare, LLC (“Haven”).

We continuously evaluate the payment history and financial strength of our operators and have historically established allowance reserves for straight-line rent adjustments for operators that do not meet our requirements.  We consider factors such as payment history, the operator’s financial condition as well as current and future anticipated operating trends when evaluating whether to establish allowance reserves.  During the three months ended June 30, 2008, we recorded a $4.3 million provision for uncollectible accounts receivable associated with Haven receivables.  The $4.3 million charge consisted of $3.3 million to write off straight-line receivables and $1.0 million to establish an allowance for pre-petition contractual receivables associated with one of our tenants.

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

If we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding and do not immediately re-lease or sell the properties to new operators, the assets will be included on the balance sheet at the lower of cost or estimated fair value (see Note 3– Owned and Operated Assets).

Leased Property

Our leased real estate properties, represented by 228 skilled nursing facilities (“SNFs”), seven assisted living facilities (“ALFs”), two rehabilitation hospitals and two independent living facilities (“ILFs”) at September 30, 2008, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the third quarter of 2008, we petitioned the bankruptcy court via a credit bid for the asset purchase, master lease termination and operational transfer agreement for 15 facilities (“Haven Properties”), in our portfolio that were previously operated by Haven, an operator/tenant of 15 of our facilities that filed for bankruptcy in November 2007.  On July 7, 2008, the bankruptcy court approved our purchase of the operational assets of the Haven Properties and terminated our master lease agreement with Haven.  See Note 3 Owned and Operated Assets for additional information, including the leasing of 13 of these facilities to Formation Capital, a new operator/tenant.

During the third quarter of 2008, we amended our master lease with an existing operator allowing for up to $25 million in additional investment in capital improvements and renovations.

On September 30, 2008, we purchased four SNFs, one ALF and one ILF for $40 million from subsidiaries of an existing tenant, and leased those facilities back to the tenant.  The facilities were added to the tenant’s existing master lease and will increase cash rent by $4.0 million annually.  The $40 million acquisition price was allocated $2.4 million to land, $35.4 million to building and $2.2 million to personal property.

During the second quarter of 2008, we purchased seven SNFs, one ALF and one rehabilitation hospital for $47.4 million from an unrelated third party and leased the facilities to an existing tenant of ours.  The facilities were added to the tenant’s existing master lease and will increase cash rent by $4.7 million annually.  The $47.4 million acquisition price was allocated $6.6 million to land, $38.9 million to building and $1.9 million to personal property.

During the second quarter of 2008, we amended our master lease with an existing operator primarily to: (i) extend the lease term of the agreement through December 2019; (ii) allow for the additional capital investment of up to $5 million; and (iii) allow the operator the ability to exit or lease three facilities to another operator during the lease term.

During the second quarter of 2008, we amended our single facility lease agreement with an existing operator primarily to: (i) to extend the lease term from August 2013 to June 2018; and (ii) to increase the rent from $0.8 million to $1.0 million annually beginning July 1, 2008.

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

On February 1, 2008, we amended our master lease with an existing operator and certain of its affiliates primarily to: (i) consolidate three existing master leases into one master lease; (ii) extend the lease term of the agreement through September 2017 for facilities acquired in August 2006; and (iii) allow for the sale of two rehabilitation hospitals currently operated by the operator.

Assets Sold or Held for Sale

Assets Sold

•
On January 31, 2008, we sold one SNF in California for approximately $1.5 million resulting in a gain of approximately $0.4 million, which was included in our gain/loss from discontinued operations.  For additional information, see Note 10 – Discontinued Operations.

•	On February 1, 2008, we sold a SNF in California for approximately $1.5 million resulting in a gain of approximately $46 thousand.
•	On July 1, 2008, we sold two rehabilitation hospitals in California for approximately $29 million resulting in a gain of approximately $12.3 million.
•	On September 29, 2008, we sold one SNF in Texas for approximately $0.1 million resulting in a loss of approximately $0.5 million.

Held for Sale

During the three months ended September 30, 2008, a $0.2 million provision for impairment charge was recorded to reduce the carrying value of our held-for-sale facility to its estimated fair value.  At September 30, 2008, we had one SNF classified as held-for-sale with a net book value of approximately $0.2 million.

Mortgage Notes Receivable

On April 18, 2008, and simultaneous with the amendment and extension of the master lease with CommuniCare Health Services (“CommuniCare”), we entered into a first mortgage loan with CommuniCare (“CommuniCare Loan”) in the amount of $74.9 million.  This mortgage loan matures on April 30, 2018 and carries an interest rate of 11% per year. CommuniCare used the proceeds of the mortgage loan to acquire seven (7) SNFs located in Maryland, totaling 965 beds from several unrelated third parties.  The CommuniCare Loan is secured by a lien on the seven (7) facilities.  At the closing, $4.9 million of CommuniCare Loan proceeds were escrowed pending CommuniCare’s acquisition of an additional 90 bed SNF, also located in Maryland.  The proceeds held in escrow are included in Other assets as of September 30, 2008.  We anticipate that CommuniCare will acquire this facility within eight months upon the satisfaction of certain contingencies, including the granting of a lien on such facility to secure the mortgage loan.  If the additional facility is not acquired, CommuniCare will be obligated to re-pay the $4.9 million of escrowed proceeds.

Mortgage notes receivable relate to 16 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of September 30, 2008, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

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

NOTE 3 – OWNED AND OPERATED ASSETS

At September 30, 2008, we own and are operating two facilities with a total of 279 beds that were previously recovered from a bankrupt operator/tenant.

Since November 2007, affiliates of Haven, one of our operators/lessees/mortgagors were operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of the Haven Properties were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that it owed to us in exchange for taking ownership of and transitioning certain of its assets to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective as of July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven and a new entity in which we have a substantial economic ownership interest began operating these facilities on our behalf through an independent contractor.  In 2007, the Haven Properties represented approximately 8% of our operating revenue.  As of September 30, 2008, our investment in Land and buildings for the Haven Properties was approximately $103.7 million.

In January 2008, Haven entered into a debtors-in-possession (“DIP”) financing agreement with us and one other financial institution (collectively, the “DIP Lenders”), in which our initial participation was approximately $5.0 million of a $50 million total commitment.  The agreement was originally scheduled to mature in June 2008 and yield an interest rate of prime plus 3%.  On June 4, 2008, the DIP Lenders and Haven amended the DIP agreement (the “Amended DIP”) which, among other things, extended the term to allow Haven additional time to sell its assets.  As collateral for the Amended DIP, we received the right to use all facility accounts receivable generated from the Omega facilities from June 4, 2008 to satisfy any of our post-June 3, 2008 advances.  As of September 30, 2008, we had $0.2 million outstanding on the original DIP agreement and $7.3 million outstanding related to the Amended DIP.

On August 6, 2008, we entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation Capital (“Formation”) whereby Formation agreed (subject to certain closing conditions, including the receipt of licensure) to lease 14 SNFs and one ALF facility under a master lease.  These facilities were formerly leased to Haven.

On September 8, 2008, we completed the operational transfer, effective September 1, 2008 of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. Two remaining facilities in Vermont will transfer upon the appropriate regulatory approvals expected sometime in the near future.  These facilities and their respective operations are presented on a consolidated basis in our financial statements.

Nursing home revenues, nursing home expenses, assets and liabilities included in our unaudited consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Nursing home revenues (1) (2)	$19,341	$—	$19,341	$—

Nursing home expenses (2) (3)	20,833	—	20,833	—
Income form nursing home operations	$(1,492)	$—	$(1,492)	$—

(1)	Nursing home revenues from these owned and operated assets are recognized as services are provided.
(2)
Nursing revenues and expenses includes revenue and expense for 15 facilities for the period July 7, 2008 through August 31, 2008 and two facilities from September 1, 2008 through September 30, 2008.  Nursing home revenue for the two facilities that have not transferred to Formation Capital in September was approximately $1.3 million.

(3)	Includes $0.7 million related to employee severance.

Accounts receivable from owned and operated assets consist of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items.

The assets and liabilities in our unaudited consolidated financial statements which relate to our owned and operated assets are as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Accounts receivable—net	$13,565	$—
Other current assets	3,381	—

Total current assets	16,946	—

Land and buildings	155	—
Less accumulated depreciation	—	—

Land and buildings—net	155	—

Operating assets for owned properties	$17,101	$—

LIABILITIES
Current liabilities	3,798	—

Operating liabilities for owned properties	$3,798	$—

NOTE 4 – CONCENTRATION OF RISK

As of September 30, 2008, our portfolio of investments consisted of 255 healthcare facilities, located in 29 states and operated by 27 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.5 billion at September 30, 2008, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 225 SNFs, seven ALFs, two rehabilitation hospitals, two ILFs, fixed rate mortgages on 16 SNFs, two SNFs that are owned and operated and one SNF that is currently held for sale.  At September 30, 2008, we also held miscellaneous investments of approximately $23 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2008, approximately 24% of our real estate investments were operated by two public companies: Sun Healthcare Group (“Sun”) (14%) and Advocat Inc. (“Advocat”) (10%).  Our largest private company operators (by investment) were CommuniCare (22%), Signature Holding II, LLC (10%).  No other operator represents more than 9% of our investments.  The three states in which we had our highest concentration of investments were Ohio (23%), Florida (12%) and Pennsylvania (10%) at September 30, 2008.

For the three-month period ended September 30, 2008, our revenues from operations totaled $60.0 million, of which approximately $19.3 million were from owned and operated assets (32%), $8.9 million were from CommuniCare (15%), $7.7 million from Sun (13%) and $5.2 million from Advocat (9%).  No other operator generated more than 9% of our revenues from operations for the three-month period ended September 30, 2008.

For the nine-month period ended September 30, 2008, our revenues from operations totaled $144.6 million, of which approximately $24.0 million were from Sun (17%), $22.7 million from CommuniCare (16%), $19.3 million from owned and operated assets (13%) and $15.4 million from Advocat (11%).  No other operator generated more than 9% of our revenues from operations for the nine- month period ended September 30, 2008.

Sun and Advocat are subject to the reporting requirements of the Securities Exchange Commission (“SEC”) and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited interim financial information.  Sun and Advocat’s filings with the SEC can be found at the SEC’s website at www.sec.gov.  We are providing this data for information purposes only, and you are encouraged to obtain Sun’s and Advocat’s publicly available filings from the SEC.

NOTE 5 –DIVIDENDS

Common Dividends

On October 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share to be paid November 17, 2008 to common stockholders of record on October 31, 2008.

On July 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share.  The common dividend was paid August 15, 2008 to common stockholders of record on July 31, 2008.

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

Series D Preferred Dividends

On October 16, 2008, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on October 31, 2008.  The stockholders of record of the Series D Preferred Stock on October 31, 2008 will be paid dividends in the amount of $0.52344 per preferred share on November 17, 2008.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2008 through October 31, 2008.

On July 16, 2008, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid August 15, 2008 to preferred stockholders of record on July 31, 2008.

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

NOTE 6 – TAXES

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of September 30, 2008 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- and nine- month periods ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Stock based compensation cost	$526	$545	$1,577	$880

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan.

Restricted Stock Award

The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of September 30, 2008, 40,987 shares of restricted stock have vested under the restricted stock award.

Performance Restricted Stock Units

We awarded two types of PRSUs (annual and cliff vesting awards) to the five executives.  One half of the PRSU awards vest annually in equal increments on December 31, 2008, December 31, 2009, and December 31, 2010, respectively.  The other half of the PRSU awards cliff vest on December 31, 2010.  Vesting on both types of awards requires achievement of total stockholder return (as defined in the agreements filed with the SEC on May 8, 2007).

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of September 30, 2008:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$3,004
2008 Annual performance restricted stock units	41,332	8.78	363	20	55
2009 Annual performance restricted stock units	41,332	8.25	341	32	160
2010 Annual performance restricted stock units	41,332	8.14	336	44	206
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	469
Total	534,900		$6,700		$3,894

As of September 30, 2008, we had 27,664 stock options and 16,495 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.  As of September 30, 2008, the unrecognized compensation cost associated with the directors’ restricted stock is $0.2 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At September 30, 2008, we had $34.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $218.9 million.  The $34.0 million of outstanding borrowings had a blended interest rate of 4.74% at September 30, 2008.  The revolving senior credit facility matures in March 2010.

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

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of September 30, 2008, we were in compliance with all property level and corporate financial covenants.

Other Long-Term Borrowings

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan due October 2012 on seven facilities then operated by Haven.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities, resulting in a combined $61.8 million mortgage on these facilities immediately following the purchase from GE Capital.  In conjunction with the above noted mortgage and purchase option and the application of FIN 46R, we consolidated the financial statements and real estate of the Haven entity that was the obligor under this mortgage loan into our financial statements.  On July 7, 2008, we took ownership and/or possession of the Haven Properties and a new entity assumed operations of the facilities.  As a result of our taking ownership and/or possession of the Haven facilities, pursuant to FIN 46R, effective July 7, 2008, we were no longer required to consolidate the Haven entity that was obligated under the mortgage loan into our financial statements.  However, pursuant to FIN 46R and effective July 7, 2008, we are required to consolidate the financial position and results of operations of the new entity which assumed the operations of these facilities on our behalf.  Effective September 1, 2008, the new entity that we consolidate pursuant to FIN 46R transferred the operations of 13 of the 15 facilities to Formation.  Therefore, beginning on September 1, 2008, the entity that we consolidate pursuant to FIN 46R includes only the financial results of the two remaining facilities that are currently pending state approval prior to the transfer of these facilities.  Our consolidation of the Haven entity obligated under the mortgage loan resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (i) an increase in total gross investments of $39.0 million; (ii) an increase in accumulated depreciation of $3.1 million; (iii) an increase in Accounts receivable – net of $0.4 million; (iv) an increase in Other long-term borrowings of $39.0 million; and (v) a reduction of $2.7 million in Cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of this Haven entity for the three- and nine- month periods ended September 30, 2008 and 2007, respectively.

6.0 Million Share Common Stock Offering

On September 19, 2008, we closed an underwritten public offering of 6.0 million shares our common stock at $16.37 per share.  The net proceeds, after deducting underwriting discounts and offering expenses, were approximately $97 million. UBS Investment Bank was the sole book-running manager, and Stifel Nicolaus & Company, Incorporated was the co-manager for the offering.  The net proceeds were used to repay indebtedness under our senior credit facility and for working capital and general corporate purposes.

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

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  At September 30, 2008, we offered shares under the Plan at a 1% discount to market.  For the nine month period ended September 30, 2008, we issued 1,828,504 shares of common stock for approximately $30.5 million in net proceeds.  See Note 12 – Subsequent Events.

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

NOTE 10 – DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities classified as discontinued operations for all periods presented.

The following table summarizes the results of operations of facilities sold or held-for-sale during the three- and nine- month periods ended September 30, 2008 and 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Rental income	$—	$45	$15	$167
Expenses
Depreciation and amortization	—	7	—	28
General and administrative	—	—	—	3
Subtotal expenses	—	7	—	31

Income before gain on sale of assets	—	38	15	136
(Loss) gain on assets sold – net	—	(1)	431	1,595
Discontinued operations	$—	$37	$446	$1,731

During the third quarter of 2008, no revenue or expense was generated from discontinued operations.  The third quarter 2007 discontinued operations revenue and expense includes revenue and expense from one SNF sold during the first quarter of 2008.

For the nine months ended September 30, 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the first quarter of 2008, generating a gain of $0.4 million.  For the nine months ended September 30, 2007, discontinued operations include revenue and expense from three facilities that have been sold, including revenue from the SNF sold during the first quarter of 2008.  In 2007, we recorded a gain of $1.6 million for the sale of six facilities.

NOTE 11 – EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$28,072	$15,312	$61,982	$50,327
Preferred stock dividends	(2,480)	(2,480)	(7,442)	(7,442)
Numerator for income available to common from continuing operations – basis and diluted	25,592	12,832	54,540	42,885
Discontinued operations	—	37	446	1,731
Numerator for net income available to common per share – basic and diluted	$25,592	$12,869	$54,986	$44,616
Denominator:
Denominator for basic earnings per share	76,590	67,952	72,737	65,094
Effect of dilutive securities:
Restricted stock	100	—	80	3
Stock option incremental shares	12	13	12	17
Denominator for diluted earnings per share	76,702	67,965	72,829	65,114

Earnings per share – basic:
Income available to common from continuing operations	$0.33	$0.19	$0.75	$0.66
Discontinued operations	—	—	0.01	0.03
Net income – basic	$0.33	$0.19	$0.76	$0.69
Earnings per share – diluted:
Income available to common from continuing operations	$0.33	$0.19	$0.75	$0.66
Discontinued operations	—	—	0.01	0.03
Net income – diluted	$0.33	$0.19	$0.76	$0.69

NOTE 12 – SUBSEQUENT EVENT

Suspension of Optional Cash Purchases

On October 29, 2008, we announced the immediate suspension of the optional cash purchase component of our Dividend Reinvestment and Common Stock Purchase Plan until further notice.  Dividend reinvestment and all other features of the Plan will continue as set forth in the Plan, including sales, transfers and certificate issuances of stock held in participant accounts.

Stockholders participating in the Plan who have elected to reinvest dividends will continue to have cash dividends reinvested in accordance with the Plan. Any checks or other funds received by Computershare Trust Company, N.A. from Plan participants on, or after October 15, 2008, for optional cash investments will be returned without interest.

Purchase of 400,000 shares of Series D Preferred Stock

On October 16, 2008, we purchased 400,000 shares of our Series D Preferred Stock (NYSE:OHI PrD) at a price of $18.90 per share.  The liquidation preference for the Series D Preferred Stock (“Series D”) is $25.00 per share.  Under FASB-EITF Issue D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the purchase of the Series D Preferred Stock shares will result in a fourth quarter 2008 gain of approximately $2.4 million.  The gain will be net of a non-cash charge to net income available to common shareholders of approximately $0.3 million reflecting the write-off of the pro-rata portion of the original issuance costs of the Series D Preferred Stock.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third party payors, regulatory matters and occupancy levels;
(iii)
the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facility;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	our ability to maintain our credit ratings;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in the financial position of our operators;
(xiii)	changes in interest rates;
(xiv)	the amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts;
(xvi)	our ability to maintain our status as a real estate investment trust;
(xvii)	changes in our credit ratings and the ratings of our debt and preferred securities;
(xviii)	the potential impact of a general economic slowdown on governmental budgets and healthcare reimbursement expenditures; and
(xix)	the effect of the recent financial crisis and severe tightening in the global credit markets.

Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our operator/tenants.  In September, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries as well as TC Healthcare, a company created to operate the 15 facilities we assumed as a result of the bankruptcy of one our tenant/operators.  We have included the operating results and assets and liabilities of these facilities for the period of time that we were responsible for the operations of the facilities.  Thirteen of these facilities were transitioned to a new tenant/operator on September 1, 2008, however, we continue to be responsible for two facilities as of September 30, 2008 that are in the process of being transitioned to the new operator/tenant.  Due to the size of the owned and operated portfolio, the operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a net basis in our Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at September 30, 2008, consisted of 255 healthcare facilities, located in 29 states and operated by 27 third-party operators.  Our gross investment in these facilities totaled approximately $1.5 billion at September 30, 2008, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 225 skilled nursing facilities (“SNFs’), (ii) seven assisted living facilities (“ALFs”), (iii) two rehabilitation hospitals owned and leased to third parties, (iii) two independent living facilities (“ILFs”), (iv) fixed rate mortgages on 16 skilled nursing facilities(“SNFs”), (v) two skilled nursing facilities (“SNFs”) that are owned and operated and (vi) one skilled nursing facility (“SNF”) that is currently held for sale.  At September 30, 2008, we also held other investments of approximately $23 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Recent Developments Regarding Government Regulation and Reimbursement

In 2007 and early 2008, the Center for Medicare and Medicaid Services (“CMS”) issued a number of Medicaid rules that could have adverse impacts on the overall funds available for state Medicaid programs to reimburse long-term care providers.  On June 30, 2008 the Supplemental Appropriations Act, 2008 (H.R. 2642) was signed into law delaying the implementation of a number of these rules until April 1, 2009.  The Medicaid rules that were delayed until April 1, 2009 by the legislation involve the following issues:  intergovernmental transfers; coverage of rehabilitation services for people with disabilities; outreach and enrollment funded by Medicaid in schools; specialized transportation to schools for children covered by Medicaid; graduate medical education payments; targeted case management services and some provisions relating to state provider tax limits.  If some or all of these delayed regulations go into effect in the future, the operators of our properties could potentially experience reductions in Medicaid funding.

The Supplemental Appropriations Act did not delay other recent Medicaid rules that could have adverse impacts on the overall funds available for Medicaid programs to reimburse long-term care providers.  Congress permitted Medicaid rules to go into effect relating to outpatient hospital services, appeals filed through the Department of Health and Human Services and some provisions relating to state provider tax limits.  As a result of such Medicaid regulations, the operators of our properties could potentially experience reductions in Medicaid funding, which could adversely impact their ability to meet their obligations to us. For example, CMS issued a Final Rule on February 22, 2008 that became effective on April 22, 2008 that reduced the maximum allowable health care-related taxes that states can impose on providers from 6 percent to 5.5 percent.  The Final Rule could result in less taxes for providers but also less funding in states’ Medicaid systems since it limits states' ability to fund the non-federal share of their Medicaid programs.

On August 8 2008, CMS published a Final Rule on Medicare’s prospective payment system for skilled nursing facilities for fiscal year 2009, which CMS estimates will increase aggregate Medicare payments to skilled nursing facilities by $780 million.  CMS notes that the increase in payments is due to an increase in the market basket adjustment factor of 3.4 percent.

The Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) became law on July 15, 2008 and makes a variety of changes to Medicare, some of which may impact skilled nursing facilities. For instance, MIPPA extended the therapy caps exceptions process through December 31, 2009.  The therapy caps limit the physical therapy, speech-language therapy and occupational therapy services that a Medicare beneficiary can receive during a calendar year.  These caps do not apply to therapy services covered under Medicare Part A in a skilled nursing facility, although the caps apply in most other instances involving patients in skilled nursing facilities or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy caps exceptions process, which permits medically necessary therapy services to exceed payment limits.  MIPPA retroactively extended the therapy caps exceptions process through December 31, 2009.  Expiration of the therapy caps exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

CMS also has been involved with a number of initiatives aimed at the quality of care provided by nursing homes, which may impact our operators.  For instance, in February 2008, CMS made publicly available on its website the names of all 136 nursing homes targeted in its Special Focus Facility program for underperforming nursing homes.  CMS plans on updating the list regularly.  In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues.  In addition, the reporting of such information could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

The Office of Inspector General (OIG) of the Department of Health and Human Services has also carried out a number of projects focused on the quality of care provided by nursing homes.   For example, in September 2008, OIG released a report based on an analysis of data from CMS' Online Survey and Certification Reporting System (OSCAR), which contains the results of all State nursing home surveys.  The report notes that over 91 percent of nursing homes surveyed were cited for deficiencies and complaints between 2005 and 2007.  The most common deficiencies cited were quality of care, resident assessment and quality of life.  A greater percentage of for-profit nursing homes were cited than not-for-profit and government nursing homes.

The downturn in the U.S. economy has negatively affected state budgets, which puts pressure on states to decrease costs under their state Medicaid programs.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  The states with the most significant projected budget deficits where the Company owns facilities are Alabama, Arizona, California, Florida, New Hampshire and Rhode island.  We expect proposals to decrease Medicaid reimbursement rates to prior year levels, in these and other states.  These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under the Medicare program.  Medicare and Medicaid reimbursement reductions would reduce the cash flow of our operators and their ability to make rent or mortgage payments to us.  Since the profit margins on Medicaid patients is generally relatively low, more than modest reductions in Medicaid reimbursement could place some operators in financial distress, which in turn could adversely affect us.  We currently believe our operator coverage ratios are strong and that our operators can absorb reasonable reimbursement rate reductions and still meet their obligations to us.  In some instances in the past, states have requested and received relief from the federal government through a temporary increase in the federal matching rates for the Medicaid program.  However, significant reductions in reimbursement rates paid to our operators under Medicaid and Medicare could aversely affect the ability of our operators to make rent and mortgage payments to us, and thereby adversely affect us.

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

Owned and Operated Assets.  When we acquire real estate pursuant to a foreclosure proceeding, it is designated as "owned and operated assets" and is recorded at the lower of cost or fair value and is included in real estate properties on our Consolidated Balance Sheet.  See Note 3– Owned and Operated Assets.

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

Three Months Ended September 30, 2008 and 2007

Operating Revenues

Our operating revenues for the three months ended September 30, 2008 totaled $60.0 million, an increase of $20.8 million over the same period in 2007.  The $20.8 million increase relates primarily to: (i) $19.3 million revenue from owned and operated assets, (ii) additional rental income as a result of the acquisition of five SNFs in August 2007 for $39.5 million, one SNF in January 2008 for $5.2 million and seven SNFs, one ALF and one rehabilitation hospital in April 2008 for approximately $48 million which were all leased to existing operators, and (iii) additional mortgage income associated with the mortgage financing of eight new facilities; partially offset by $2.3 million due to the Haven Eldercare, LLC (“Haven”) bankruptcy, reduction in rent related to the sale of two rehabilitation hospitals and reduction in investment income associated with pay-offs on working capital notes.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 totaled $34.0 million, an increase of approximately $20.5 million over the same period in 2007.  The increase was primarily due to an increase in owned and operated assets of $20.8 million, depreciation expense of $0.9 million; partially offset by a decrease in provision for impairment of $1.5 million.  The increase in depreciation expenses primarily relates to the acquisitions of five SNFs in August 2007, one SNF in January 2008 and seven SNFs, one ALF and one rehabilitation hospital in April 2008.

Other Income (Expense)

For the three months ended September 30, 2008, total other expenses were $9.8 million, as compared to $10.5 million for the same period in 2007, a decrease of $0.7 million.  The decrease was primarily due to lower average LIBOR interest.

Gain on Assets Sold – net

During the third quarter of 2008, we sold two rehabilitation hospitals and one SNF for a net gain of $11.8 million.

Income from Continuing Operations

Income from continuing operations for the three months ended September 30, 2008 was $28.1 million compared to $15.3 million for the same period in 2007.  The increase in income from continuing operations is the result of the factors described above.

Nine Months Ended September 30, 2008 and 2007

Operating Revenues

Our operating revenues for the nine months ended September 30, 2008 totaled $144.6 million, an increase of $24.6 million over the same period in 2007.  The $24.6 million increase relates primarily to (i) $19.3 million in revenue from owned and operated assets, (ii) additional rental income due to the acquisition of five SNFs in August 2007, one SNF in January 2008 and seven SNFs, one ALF and one rehabilitation hospital in April 2008 which were all leased to existing operators; (iii) additional mortgage income due to the mortgage financing of eight new facilities in April 2008; (iv) an amendment to an existing operator’s lease that extended the terms of the lease agreement and increased the annual rent in the first quarter of 2008 and (v) additional miscellaneous revenue primarily due to late fees.  Offsetting these increases were the first quarter 2007 reversal of approximately $5.0 million in allowance for straight-line rent, resulting from an improvement in one of our operator’s financial condition in 2007, the 2008 reduction of rent related to the bankruptcy of Haven and the sale of the two rehabilitation hospitals in 2008.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 totaled $65.0 million, an increase of approximately $28.5 million over the same period in 2007.  The increase was primarily due to $20.8 million in expenses from owned and operated assets and $4.3 million of provisions for uncollectible accounts receivable associated with Haven.  The provision consisted of $3.3 million associated with straight-line receivables and $1.0 million in pre-petition contractual receivables.   In addition, depreciation expense increased by $2.4 million due to the acquisitions of five SNFs in August 2007, one SNF in January 2008 and seven SNFs, one ALF and one rehabilitation hospital in April 2008.  The increase in general and administrative expense is primarily related to an increase in restricted stock expense of $0.7 million due to four additional months of expense in 2008 versus. 2007.  In May 2007, we entered into a new restricted stock agreement with executives of the Company.

Other Income (Expense)

For the nine months ended September 30, 2008, total other expenses were $29.6 million, as compared to $33.3 million for the same period in 2007, a decrease of $3.7 million.  The decrease was primarily due to lower average LIBOR interest rates and average debt outstanding and $0.5 million associated with cash received for a legal settlement in the second quarter of 2008.

Gain on Assets Sold – net

For the nine months ended September 30, 2008, we sold two rehabilitation hospitals and three SNFs for a net gain of $11.9 million.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2008 was $62.0 million compared to $50.3 million for the same period in 2007.  The increase in income from continuing operations is the result of the factors described above.

Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets are typically classified as assets held for sale - net.

For the nine months ended September 30, 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the first quarter of 2008, generating a gain of $0.4 million.  For the nine months ended September 30, 2007, discontinued operations include revenue and expense from three facilities that have been sold, including revenue from one SNF sold during the first quarter of 2008.  In 2007, we recorded a gain of $1.6 million for the sale of six facilities.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2008, was $23.9 million, compared to $22.0 million, for the same period in 2007.

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

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- and nine- months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Net income available to common stockholders	$25,592	$12,869	$54,986	$44,616
Add back loss (deduct gain) from real estate dispositions	(11,806)	1	(12,283)	(1,595)
Sub-total	13,786	12,870	42,703	43,021
Elimination of non-cash items included in net income:
Depreciation and amortization	10,076	9,138	29,185	26,768
Funds from operations available to common stockholders	$23,862	$22,008	$71,888	$69,789

Portfolio and Recent Developments

Below is a brief description, by third-party operator, of our re-leasing, restructuring or new investment transactions that occurred during the nine months ended September 30, 2008.

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

CommuniCare Health Services

On April 18, 2008, we completed approximately $123 million of combined new investments with affiliates of CommuniCare Heath Services (“CommuniCare”), an existing operator.  Effective April 18, 2008, we purchased from several unrelated third parties seven (7) SNFs, one (1) ALF and one (1) rehabilitation hospital, all located in Ohio, totaling 709 beds for a total investment of $47.4 million.  The facilities were added into our master lease with CommuniCare, increasing annualized cash rent under the master lease by approximately $4.7 million, subject to annual escalators.  The term of the CommuniCare master lease was extended to April 30, 2018, with two ten-year renewal options.

Also on April 18, 2008, and simultaneous with the amendment and extension of the master lease with CommuniCare, we entered into a first mortgage loan with CommuniCare in the amount of $74.9 million.  This mortgage loan matures on April 30, 2018 and carries an interest rate of 11% per year. CommuniCare used the proceeds of the mortgage loan to acquire seven (7) SNFs located in Maryland, totaling 965 beds from several unrelated third parties.  The mortgage loan is secured by a lien on the seven (7) facilities.  At the closing, $4.9 million of loan proceeds were escrowed pending CommuniCare’s acquisition of an additional 90 bed SNF, also located in Maryland.  The loan proceeds held in escrow are included in Other assets as of September 30, 2008.  We anticipate that CommuniCare will acquire this facility within eight months upon the satisfaction of certain contingencies, including the granting of a lien on such facility to secure the mortgage loan.  If the additional facility is not acquired, CommuniCare will be obligated to re-pay the $4.9 million of escrowed loan proceeds.  The mortgage properties are cross-collaterialized with the master lease agreement.

Guardian LTC Management, Inc.

On September 30, 2008, we completed a $40.0 million investment with subsidiaries of Guardian LTC Management, Inc. (“Guardian”), an existing operator.  The transaction involved the sale and leaseback of four SNFs, one ALF and one ILF all located in Pennsylvania.  The facilities and related $4.0 million of initial annual rent were added to an existing master lease with Guardian.  The amended and restated master lease now includes 21 facilities and $15.7 million of annual rent, with annual escalators. In addition, the master lease term was extended from August 2016 through September 30, 2018.

Transition of Haven Properties to Formation/Genesis

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan due October 2012 on seven facilities then operated by Haven.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities, resulting in a combined $61.8 million mortgage on these facilities immediately following the purchase from GE Capital.  In conjunction with the above noted mortgage and purchase option and the application of FIN 46R, we consolidated the financial statements and real estate of the Haven entity that was the obligor under this mortgage loan into our financial statements.  On July 7, 2008, we took ownership and/or possession of the Haven Properties and a new entity assumed operations of the facilities.  As a result of our taking ownership and/or possession of the Haven facilities, pursuant to FIN 46R, effective July 7, 2008, we were no longer required to consolidate the Haven entity that was obligated under the mortgage loan into our financial statements.  However, pursuant to FIN 46R and effective July 7, 2008, we are required to consolidate the financial position and results of operations of the new entity which assumed the operations of these facilities on our behalf.  Effective September 1, 2008, the new entity that we consolidates pursuant to FIN 46R transferred the operations of 13 of the 15 facilities to Formation.  Therefore, beginning on September 1, 2008, the entity that we consolidates pursuant to FIN 46R includes only the financial results of the two remaining facilities that are currently pending state approval prior to the transfer of these facilities.  Our consolidation of the Haven entity obligated under the mortgage loan resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (i) an increase in total gross investments of $39.0 million; (ii) an increase in accumulated depreciation of $3.1 million; (iii) an increase in Accounts receivable – net of $0.4 million; (iv) an increase in Other long-term borrowings of $39.0 million; and (v) a reduction of $2.7 million in Cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of this Haven entity for the three- and nine- month periods ended September 30, 2008 and 2007, respectively.

Since November 2007 until July 7, 2008, affiliates of Haven, one of our operators/lessees/mortgagors, operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of Haven were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that Haven owed to us in exchange for taking ownership of and transitioning certain of the assets of Haven to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective as of July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven, and a new entity in which we have a substantial economic ownership interest began operating these facilities on our behalf through an independent contractor.  For financial reporting purposes, the financial statements of the new entity operating the facilities will be consolidated into our financial statements in accordance with FIN 46R from July 7, 2008 until the facilities are re-leased or sold.  In 2007, the Haven Properties represented 9% of our total investment and 8% of our operating revenue.

In January 2008, Haven entered into a debtors-in-possession financing (“DIP”) agreement with us and one other financial institution (collectively, the “DIP Lenders”), in which our initial participation was approximately $5.0 million of a $50 million total commitment.  The agreement was originally scheduled to mature in June 2008 and yield an interest rate of prime plus 3%.  On June 4, 2008, the DIP Lenders and Haven amended the DIP agreement (the “Amended DIP”) which, among other things, extended the term to allow Haven additional time to sell its assets.  As collateral for the Amended DIP, we received the right to use all facility accounts receivable generated from the Omega facilities from June 4, 2008 to satisfy any of our post-June 3, 2008 advances.  As of September 30, 2008, we had $0.2 million outstanding on the original DIP agreement and $7.3 million outstanding related to the Amended DIP.

As described above, we entered into the MTA to re-lease the Haven Properties to affiliates of Formation.  The 15 properties consist of 14 SNFs and one ALF, and are located in Connecticut (5), Rhode Island (4), New Hampshire (3), Vermont (2) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities.  As of September 30, 2008, we have completed the operational transfer of 13 of the 15 Haven Properties with an annual rent of approximately $10 million.  The operational transfer for the two remaining facilities in Vermont is subject to the receipt of appropriate regulatory approvals, which is expected sometime in the near future.  Annual rent for the facilities that have not closed due to regulatory requirements is approximately $2.0 million.

The master lease with Formation has an initial term of 10 years with initial annual rent of approximately $12 million upon regulatory approval for all facilities.  In addition, Formation has an option after the initial 12 months of the lease to convert eight of the leased facilities into mortgaged properties, with economic terms substantially similar to that of the original lease.

Longwood Management Corporation

On September 17, 2008, we purchased the land that our Pico Rivera facility is located on in California, for approximately $1 million.

Sun Healthcare Group, Inc.

On February 1, 2008, we amended our master lease with Sun Healthcare Group, Inc. and certain of its affiliates (“Sun”) primarily to: (i) consolidate three existing master leases into one master lease; (ii) extend the lease terms of the agreement through September 2017 for facilities acquired in August 2006; and (iii) allow for the sale of two rehabilitation hospitals currently operated by Sun.  On July 1, 2008, the two rehabilitation hospitals were sold for approximately $29.0 million.  As a result of the sale, contractual rent decreased by $1.7 million annually beginning July 1, 2008.

Assets Sold

•
On January 31, 2008, we sold one SNF in California for approximately $1.5 million resulting in a gain of approximately $0.4 million, which was included in our gain/loss from discontinued operations.  For additional information, see Note 10 – Discontinued Operations.

•	On February 1, 2008, we sold a SNF in California for approximately $1.5 million resulting in a gain of approximately $46 thousand.
•	On July 1, 2008, we sold two rehabilitation hospitals in California for approximately $29 million resulting in a gain of approximately $12.3 million.
•	On September 29, 2008, we sold one SNF in Texas for approximately $0.1 million resulting in a loss of $0.5 million.

Held for Sale

•
During the three months ended September 30, 2008, a $0.2 million provision for impairment charge was recorded to reduce the carrying value of our held-for-sale facility to its estimated fair value.  At September 30, 2008, we had one SNF classified as held-for-sale with a net book value of approximately $0.2 million.

Purchase of 400,000 shares of Series D Preferred Stock

On October 16, 2008, we purchased 400,000 shares of our Series D Preferred Stock at a price of $18.90 per share.  The liquidation preference for the Series D Preferred Stock is $25.00 per share.  Under FASB-EITF Issue D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the purchase of the Series D Preferred Stock shares will result in a fourth quarter 2008 gain of approximately $2.4 million.  The gain will be net of a non-cash charge to net income available to common stockholders of approximately $0.3 million reflecting the write-off of the pro-rata portion of the original issuance costs of the Series D Preferred Stock.

Liquidity and Capital Resources

At September 30, 2008, we had total assets of $1.4 billion, stockholders’ equity of $803.6 million and debt of $520.3 million, which represents approximately 39.3% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2008.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt (1)	$520,560	$465	$34,785	$310	$485,000
Other long-term liabilities	105	105	-	-	-
Total	$520,665	$570	$34,785	$310	$485,000

(1)
The $520.6 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $34.0 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At September 30, 2008, we had $34.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and $2.1 million was utilized for the issuance of letters of credit, leaving availability of $218.9 million.  The $34.0 million of outstanding borrowings had a blended interest rate of 4.74% at September 30, 2008.  The revolving senior credit facility matures in March 2010.

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

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of September 30, 2008, we were in compliance with all property level and corporate financial covenants.

6.0 Million Share Common Stock Offering

On September 19, 2008, we closed an underwritten public offering of 6.0 million shares our common stock at $16.37 per share.  The net proceeds, after deducting underwriting discounts and offering expenses, were approximately $97 million.  UBS Investment Bank was the sole book-running manager, and Stifel Nicolaus & Company, Incorporated was the co-manager for the offering.  The net proceeds were used to repay indebtedness under our senior credit facility and for working capital and general corporate purposes.

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

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  At September 30, 2008, we offered shares under the Plan at a 1% discount to market.  For the nine month period ended September 30, 2008, we issued 1,828,504 shares of common stock for approximately $30.5 million in net proceeds.

On October 29, 2008, we announced the immediate suspension of the optional cash purchase component of our Dividend Reinvestment and Common Stock Purchase Plan until further notice.  Dividend reinvestment and all other features of the Plan will continue as set forth in the Plan, including sales, transfers and certificate issuances of stock held in participant accounts.

Stockholders participating in the Plan who have elected to reinvest dividends will continue to have cash dividends reinvested in accordance with the Plan. Any checks or other funds received by Computershare Trust Company, N.A. from Plan participants on, or after October 15, 2008, for optional cash investments will be returned without interest.

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

For the three- and nine- months ended September 30, 2008, we paid total dividends of $25.3 million and $71.0 million, respectively.

On October 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share, to be paid November 17, 2008 to common stockholders of record on October 31, 2008.  On October 16, 2008, the Board of Directors also declared the regular quarterly dividends for our 8.375% Series D Cumulative Redeemable Preferred Stock to stockholders of record on October 31, 2008.  The stockholders of record of the Series D Preferred Stock on October 31, 2008 will be paid dividends in the amount of $0.52344 per preferred share on November 17, 2008.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.

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

Cash and cash equivalents totaled $3.8 million as of September 30, 2008, an increase of $1.8 million as compared to the balance at December 31, 2007.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $60.1 million for the nine months ended September 30, 2008, as compared to $67.0 million for the same period in 2007, a decrease of $6.8 million.  The decrease in operating cash flows is primarily due to timing of the funding of working capital requirements for TC Healthcare, offset by additional revenue due to recent acquisitions, normal rent escalators and decreased interest due to reduced average rates and average borrowing outstanding.

Investing Activities – Net cash flow from investing activities was an outflow of $158.3 million for the nine months ended September 30, 2008, as compared to an outflow of $32.6 million for the same period in 2007.  The increase in cash outflow from investing activities of $125.7 million relates primarily to (i) the level of acquisition of $93.2 million in real estate in 2008 compared to $39.5 million in 2007, (ii) the $74.9 million mortgage loan with one of our operators in the second quarter of 2008; (iii) the investment of $13.2 million in capital improvements and renovations in 2008 compared to $5.5 million in 2007; and (iv) the investment in a debtor-in-possession note with one of our operators in 2008; offset by change in net proceeds for the sales of real estate of $25.6 million.

In 2008 we acquired one SNF for $5.2 million in the first quarter of 2008, the acquisition of nine facilities for $47.4 million in the second quarter of 2008 and the acquisition of six facilities for $40 million in the third quarter of 2008.  In 2007 we acquired five SNFs for approximately $39.5 million.  In 2008, we sold two rehabilitation hospitals and three SNFs for approximately $31.9 million compared to sales of six SNFs in 2007 for approximately $6.3 million.

Financing Activities – Net cash flow from financing activities was an inflow of $99.9 million for the nine months ended September 30, 2008 as compared to an outflow of $34.4 million for the same period in 2007.  The $134.3 million change in financing activities was primarily a result of an increase in dividend reinvestment proceeds of $18.3 million, and an increase in common stock offering of $83.1 million.  In 2007, we used the majority of the proceeds of our equity offering to repay debt.  In 2008, we used the proceeds to acquire facilities and we repaid debt of approximately $53.4 million.  In addition dividend payments increased as a result of the equity issuances by $11.4 million.

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

In July 2008, we assumed operating responsibilities for the Haven Properties due to the bankruptcy of one of our operator/tenants.  In September, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.  We intend to make an election on our 2008 federal income tax return to treat the Haven Properties as foreclosure properties.  Because we acquired possession in connection with a foreclosure, the Haven Properties are eligible to be treated as foreclosure property until the end of 2011.  Although the Secretary of Treasury may extend the foreclosure property period until the end of 2014, there can be no assurance that we will receive such an extension.  So long as the Haven Properties qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties.  If one or more of the Haven Properties were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT.  In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax.  Although we intend to sell or lease the Haven Properties to one or more unrelated third parties prior to the end of 2011, no assurance can be provided that we will accomplish that objective.

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

There was no material change in our market risks during the three months ended September 30, 2008.  For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2007.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008.

In connection with the Haven Properties, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-Q were prepared in accordance with GAAP.  As a result, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

With respect to the acquired business formerly know as Haven, our internal control over financial reporting may be deemed to include the pre-existing internal controls relating to the operation of the Haven Properties. The pre-existing controls, procedures and personnel resources associated with the Haven Properties were not designed with a view to public company reporting.  While we have not formally evaluated the internal control over financial reporting with respect to the Haven Properties, management noted a variety of deficiencies in the pre-existing internal control over financial reporting relating to the operations of the Haven Properties.  We believe that the controls we added are sufficient to compensate for these deficiencies; however, such controls have yet to be tested.  These controls included additional controls over cash disbursement as well as additional entity level controls at the TC Healthcare entity level.  As of September 30, 2008, the operational transfer of 13 of the 15 Haven Properties had been completed, and accordingly as of such date our internal control over financial reporting only includes controls relating to the operation of two facilities.  With regards to the two remaining facilities, the transaction agreement with Formation Capital, including a management agreement, whereby Formation Capital (Genesis) is responsible for managing the operation, included the cash disbursement and receipt of the remaining facilities.  We believe that we have placed adequate controls in place to ensure appropriate financial disclosures; however, the process is untested as of September 30, 2008.  Furthermore, we do not believe that any controls relating to the two remaining Haven Properties are material to our internal control over financial reporting on a consolidated basis as of September 30, 2008.

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

General Risks Related to Owned and Operated Properties

Our consolidated financial statements include the accounts of a company created to operate the 15 Haven Properties that we assumed as a result of the bankruptcy of Haven. We include the operating results and assets and liabilities of these facilities for the period of time that we were responsible for the operations of the respective facilities.  Thirteen of these facilities were transitioned to a new tenant/operator on September 1, 2008, however, we continue to be responsible for two facilities as of September 30, 2008 that are in the process of being transitioned to the new operator/tenant.

The entity operating the Haven Properties on our behalf (“TC Healthcare”) is typically required to hold applicable licenses and is responsible for the regulatory and environmental compliance at the Haven Properties, and could be sanctioned for violation of regulatory and environmental requirements.  In addition, as a substantial economic owner of the operating company (being run by an independent contractor), if TC Healthcare fails to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments TC Healthcare may have to cease to operate such facilities.  With respect to the Haven Properties, the risks identified under  the caption "Risks Related to the Operators of Our Facilities" in our Form 10-K for the year ended December 31, 2007 generally apply directly to us as the owner/operator of such facilities until they are re-leased or sold.

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

Risks Related to Market Conditions

Government budget deficits could lead to reduction in Medicare and Medicaid reimbursement

The downturn in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates for our operators to decrease state expenditures under their state Medicaid programs.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under the Medicare program.  Potential reductions in Medicaid and Medicare reimbursement to our operators could reduce the cash flow of our operators, and their ability to make rent or mortgage payments to us.  Since the profit margins on Medicaid patients is generally relatively low, more than modest reductions in Medicaid reimbursement could place some operators in financial distress, which in turn could adversely affect us.

Our liquidity and financial condition could be adversely affected by U.S. and international credit markets and economic conditions.

Global market and economic conditions continue to be disrupted and volatile and the disruption has been particularly acute in the financial sector. Although we remain well capitalized and have not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets.  Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition and profitability.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption have reached unprecedented levels.  In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Our business strategies require regular access to the capital and credit markets.  If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making our strategies difficult or impractical to pursue until such time as markets stabilize.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain.  Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business.  The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of properties on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

Our $255 million revolving senior secured credit facility will expire in March 2010.  Continued disruption in U.S. and global credit markets could adversely affect our ability to renew this credit facility and any renewed facility may be under terms that are not as favorable as the current credit facility.  Furthermore, other types of financing, such as bond financings, may be unavailable or only be available under unfavorable terms.  The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business.

Our business is subject to credit risk.  There is a risk that a customer or counterparty will fail to meet its obligations when due.  Customers and counterparties that owe us money may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.  Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee.  Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us.  That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated.  In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect us.  We may be materially and adversely affected in the event of a significant default by our customers and counterparties.

The failure of a lender to fund a request (or any portion of such request) by us to borrow money under our existing credit facility could reduce our ability to make additional investments and pay distributions.

We have a $255 million revolving senior secured credit facility.  If a lenders which is a party to such credit facility fails to fund a request (or any portion of such request) by us to borrow money under such credit facility, our ability to make investments in our business, fund our operations and pay debt service and dividends could be reduced.

Item 6 – Exhibits

Exhibit No.	Description
1.1
Underwriting Agreement, dated as of September 15, 2008, between Omega Healthcare Investors, Inc. and UBS Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed September 15, 2008).

10.1
Second Consolidated Amended and Restated Master Lease, dated as of September 28, 2008, between OHI Asset (PA) Trust and Guardian LTC Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 3, 2008)

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:   November 10, 2008                                           By: /S/ C. TAYLOR PICKETT
          C. Taylor Pickett
          Chief Executive Officer

Date:    November 10, 2008                                           By:  /S/ ROBERT O. STEPHENSON
            Robert O. Stephenson
            Chief Financial Officer