Form 10-K
period 2008-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2009-03-02
CIK 888491

-----------------------------------------------------------------------------------------------------------------------------------------------------------------

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-11316

OMEGA HEALTHCARE INVESTORS, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	38-3041398
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

200 International Circle, Suite 3500
Hunt Valley, MD	21030
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 410-427-1700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.10 Par Value and associated stockholder protection rights	New York Stock Exchange
8.375% Series D Cumulative Redeemable Preferred Stock, $1 Par Value	New York Stock Exchange

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

The aggregate market value of the common stock of the registrant held by non-affiliates was $1,257,034,541.  The aggregate market value was computed using the $16.65 closing price per share for such stock on the New York Stock Exchange on June 30, 2008.

As of February 24, 2009 there were 82,408,075 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be held on May 21, 2009, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, is incorporated by reference in Part III herein.
 -----------------------------------------------------------------------------------------------------------------------------------------------------------------

OMEGA HEALTHCARE INVESTORS, INC.
2008 FORM 10-K ANNUAL REPORT

PART I

PART II

PART III

PART IV

Item 15.Exhibits and Financial Statement Schedules	51

Item 1 - Business

Overview

We were incorporated in the State of Maryland on March 31, 1992.  We are a self-administered real estate investment trust (“REIT”), investing in income-producing healthcare facilities, principally long-term care facilities located in the United States.  We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of debt or equity securities, the assumption of secured indebtedness, or a combination of these methods.  In July 2008, we assumed operating responsibilities for 14 of our SNFs and one of our ALFs due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities.   We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant, and as a result, have retained operating responsibility for those two properties as of December 31, 2008.

As of December 31, 2008, our portfolio of investments consisted of 256 healthcare facilities, located in 28 states and operated by 25 third-party operators.  This portfolio was made up of:

•	227 SNFs, seven ALFs, two rehabilitation hospitals owned and leased to third parties and two ILFs;
•	fixed rate mortgages on 15 long-term healthcare facilities;
•	two SNFs owned and operated by us; and
•	one SNF as held-for-sale.

As of December 31, 2008, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.5 billion.  In addition, we also held miscellaneous investments of approximately $29.9 million at December 31, 2008, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following tables summarize our revenues and real estate assets by asset category for 2008, 2007 and 2006.  (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 – Properties and Note 5 – Mortgage Notes Receivable).

Revenues by Asset Category
(in thousands)
	Year Ended December 31,
	2008	2007	2006
Core assets:
Lease rental income	$155,765	$152,061	$126,892
Mortgage interest income	9,562	3,888	4,402
Total core asset revenues	165,327	155,949	131,294
Other asset revenue	2,031	2,821	3,687
Miscellaneous income	2,234	788	532
Total revenue before owned and operated assets	169,592	159,558	135,513
Owned and operated asset revenue	24,170	—	—
Total revenue	$193,762	$159,558	$135,513

Assets by Category
(in thousands)
	As of December 31,
	2008	2007
Core assets:
Leased assets	$1,372,012	$1,274,722
Mortgaged assets	100,821	31,689
Total core assets	1,472,833	1,306,411
Other assets	29,864	13,683
Total real estate assets before held for sale assets	1,502,697	1,320,094
Held for sale assets	150	2,870
Total real estate assets	$1,502,847	$1,322,964

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

In evaluating potential investments and future returns, we consider such factors as:

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

We prefer to invest in equity ownership of properties.  Due to regulatory, tax or other considerations, we may pursue alternative investment structures, which can achieve returns comparable to equity investments.  The following summarizes the primary investment structures we typically use.  The average annualized yields described below reflect existing contractual arrangements.  However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due.  Therefore, the annualized yields as of January 1, 2009 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

Purchase/Leaseback.  In a purchase/leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms typically ranging from 5 to 15 years, plus renewal options.  The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the Consumer Price Index (“CPI”).  The average annualized yield from leases was approximately 11.3% at January 1, 2009.

Fixed-Rate Mortgage.  These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was approximately 11.4% at January 1, 2009.

The table set forth in Item 2 – Properties contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2008.

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

Competition.  The healthcare industry is highly competitive and will likely become more competitive in the future.  We face competition from other REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us.   Our operators compete on a local and regional basis with operators of facilities that provide comparable services. The basis of competition for our operators includes the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.  For additional information on the risks associated with our business, please see Item 1A — Risk Factors below.

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

The following discussion, to the extent it constitutes matters of law or legal conclusions (assuming the facts, representations, and assumptions upon which the discussion is based are accurate), accurately represents some of the material U.S. federal income tax considerations relevant to ownership of our securities.  The sections of the Internal Revenue Code (the “Code”) relating to the qualification and operation as a REIT are highly technical and complex.  The following discussion sets forth certain material aspects of the Code sections that govern the federal income tax treatment of a REIT and its stockholders.  The information in this section is based on the Code; current, temporary, and proposed Treasury regulations promulgated under the Code; the legislative history of the Code; current administrative interpretations and practices of the Internal Revenue Service (“IRS”); and court decisions, in each case, as of the date of this report.  In addition, the administrative interpretations and practices of the IRS include its practices and policies as expressed in private letter rulings, which are not binding on the IRS, except with respect to the particular taxpayers who requested and received those rulings.

General.  We have elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will allow us to maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.

The sections of the Code that govern the federal income tax treatment of a REIT are highly technical and complex.  The following sets forth certain material aspects of those sections.  This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders.  However, we will be subject to certain federal income taxes as follows: First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner.  Second, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders.  Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the highest regular corporate rate on such income.  Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, i.e., when we are acting as a dealer), such income will be subject to a 100% tax.  Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability.  Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.  Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis.  Eighth, if we acquire any asset, which is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset during the 10-year period, which is defined as the “recognition period,” beginning on the date on which such asset was acquired by us, then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the highest regular corporate rate.  The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

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

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met.  First, the amount of the rent must not be based in whole or in part on the income or profits of any person.  However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales.  Second, the Code provides that rents received from a tenant (other than rent from a tenant that is a TRS that meets the requirements described below) will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant.  Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue.  We may, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property.  In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property.  Furthermore, we may own up to 100% of the stock of a TRS, which may provide customary and non-customary services to our tenants without tainting our rental income from the related properties.  For our tax years beginning after 2004, rents for customary services performed by a TRS or that are received from a TRS and are described in Code Section 512(b)(3) no longer need to meet the 100% excise tax safe harbor.  Instead, such payments avoid the excise tax if we pay the TRS at least 150% of its direct cost of furnishing such services.  Beginning in 2009, we will be able to include as qualified rents from real property rental income that is paid to us by a TRS with respect to a lease of a health care facility to the TRS provided that the facility is operated and managed by an “eligible independent contractor.”

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

Prohibited Transactions.  We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business.  We believe that none of our assets is primarily held for sale to customers and that a sale of any of our assets would not be in the ordinary course of our business.  Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset.  Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction.  The Code also provides a number of alternative exceptions from the 100% tax on ”prohibited transactions” if certain requirements have been satisfied with respect to property disposed of by the REIT.  These requirements relate primarily to the number and/or amount of properties disposed of by the REIT, the period of time the property has been held by the REIT, and/or aggregate expenditures made by the REIT with respect to the property being disposed of.  The conditions needed to meets these requirements have been lowered for taxable years beginning in 2009.  However, we cannot assure you that we will be able to comply with the safe-harbor provisions or that we will be able to avoid the 100% tax on prohibited transactions if we were to dispose of an owned property that otherwise may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

Foreclosure Property.  We will be subject to tax at the maximum corporate rate on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income.  However, gross income from foreclosure property is treated as qualifying for purposes of the 75% and 95% gross income tests.  Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as the result of i) the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default, or ii) default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

Such property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer (for a total of up to six years) if an extension is granted by the Secretary of the Treasury.  In the case of a “qualified health care property” acquired solely as a result of termination of a lease, but not in connection with default or an imminent default on the lease, the initial grace period terminates on the second (rather than third) taxable year following the year in which the REIT acquired the property (unless the REIT establishes the need for and the Secretary of the Treasury grants one or more extension, not exceeding six years in total including the original two year period, to provide for the orderly leasing or liquidation of the REIT’s interest in the qualified health care property).  This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

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

In July 2008, we assumed operating responsibilities for the 15 properties due to the bankruptcy of Haven Eldercare, LLC (“Haven facilities”) one of our operators/tenants, as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio Developments, New Investments, Asset Sales and Other Developments.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities.  We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant, and as a result, we retained operating responsibility for two properties as of December 31, 2008.  We intend to make an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties.  Because we acquired possession in connection with a foreclosure, the Haven facilities are eligible to be treated as foreclosure property until the end of 2011.  Although the Secretary of Treasury may extend the foreclosure property period until the end of 2014, there can be no assurance that we will receive such an extension.  So long as the Haven facilities qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties.  If one or more of the Haven facilities were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT.  In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax.  Although we intend to sell or lease the remaining Haven facilities to one or more unrelated third parties prior to the end of 2011, no assurance can be provided that we will accomplish that objective.  After the year 2000, the definition of foreclosure property was amended to include any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted).  However, we do not currently own any property with respect to which we have made foreclosure property elections.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status.  In certain cases we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT.  Through our 2008 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.  We cannot predict whether, in the future, our income from foreclosure property will be significant and/or whether we could be required to pay a significant amount of tax on that income.

Hedging Transactions.  From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities.  Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts.  To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.  Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.  To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests.  We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.  For tax years beginning after 2004, we were no longer required to include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test and we are no longer required to include in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 75% gross income test any gross income from any hedging transaction entered into after July 30, 2008.

TRS Income.  A TRS may earn income that would not be qualifying income if earned directly by the parent REIT.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS.  Overall, no more than 20% (25% in 2009) of the value of a REIT’s assets may consist of securities of one or more TRSs.  However, a TRS does not include a corporation which directly or indirectly (i) operates or manages a health care (or lodging) facility, or (ii) provides to any other person (under a franchise, license, or otherwise) rights to any brand name under which a health care (or lodging) facility is operated.  Beginning in 2009, however, a TRS will be able to own or lease a health care facility provided that the facility is operated and managed by an “eligible independent contractor.”  A TRS will pay income tax at regular corporate rates on any income that it earns.  In addition, the new rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.  The rules also impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s operators that are not conducted on an arm’s-length basis.

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

Resolution of Related Party Tenant Issue.  In the fourth quarter of 2006, we determined that, due to certain provisions of the Series B preferred stock issued to us by Advocat, Inc. (“Advocat”) in 2000 in connection with a restructuring, Advocat may have been considered to be a “related party tenant” under the rules applicable to REITs.  As a result, we (1) took steps in 2006 to restructure our relationship with Advocat and ownership of Advocat securities in order to avoid having the rent received from Advocat classified as received from a “related party tenant” in taxable years after 2006, and (2) submitted a request to the IRS on December 15, 2006, that in the event that rental income received by us from Advocat would not be qualifying income for purposes of the REIT gross income tests, such failure during taxable years prior to 2007 was due to reasonable cause.  During 2007, we entered into a closing agreement with the IRS covering all affected taxable periods prior to 2007, which stated that our failure to meet the 95% gross income tests as a result of the Advocat rental income being considered to be received from a “related party tenant” was due to reasonable cause.  In connection with reaching this agreement with the IRS, we paid to the IRS penalty income taxes and interest totaling approximately $5.6 million for the tax years 2002 through 2006. We had previously accrued $5.6 million of income tax liabilities as of December 31, 2006.  Based on our execution of the closing agreement with the IRS and the restructuring of our relationship with Advocat, we believe that we have fully resolved all tax issues relating to rental income received from Advocat prior to 2007 and have been advised by tax counsel that we will not receive any non-qualifying related party tenant income from Advocat in 2007 and future fiscal years. Accordingly, we do not expect to incur tax expense associated with related party tenant income in the periods commencing January 1, 2007.

Asset Tests.  At the close of each quarter of our taxable year, we must also satisfy the following tests relating to the nature of our assets.  First, at least 75% of the value of our total assets must be represented by real estate assets (including (i) our allocable share of real estate assets held by partnerships in which we own an interest and (ii) stock or debt instruments held for less than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of our company), cash, cash items and government securities.  Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets.  Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities.  Fourth, no more than 20% (25% in 2009) of the value of our total assets may consist of the securities of one or more TRSs.  Fifth, no more than 25% of the value of our total assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

For purposes of the second and third asset tests described below the term “securities” does not include our equity or debt securities of a qualified REIT subsidiary, a TRS, or an equity interest in any partnership, since we are deemed to own our proportionate share of each asset of any partnership of which we are a partner.  Furthermore, for purposes of determining whether we own more than 10% of the value of only one issuer’s outstanding securities, the term “securities” does not include: (i) any loan to an individual or an estate; (ii) any Code Section 467 rental agreement; (iii) any obligation to pay rents from real property; (iv) certain government issued securities; (v) any security issued by another REIT; and (vi) our debt securities in any partnership, not otherwise excepted under (i) through (v) above, (A) to the extent of our interest as a partner in the partnership or (B) if 75% of the partnership’s gross income is derived from sources described in the 75% income test set forth above.

We may own up to 100% of the stock of one or more TRSs.  However, overall, no more than 20% (25% in 2009) of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries (including stock in non-REIT C corporations) and other assets that are not qualifying assets for purposes of the 75% asset test.  If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset for purposes of the 75% test.  The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property.

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

Failure to Qualify.  If we fail to qualify as a REIT in any taxable year, and the reasonable cause relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Distributions to stockholders in any year in which we fail to qualify will not be deductible and our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders.  In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as ordinary income, to the extent of current and accumulated earnings and profits, and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction.  Unless entitled to relief under specific statutory provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.  It is not possible to state whether in all circumstances we would be entitled to such statutory relief.  Failure to qualify could result in our incurring indebtedness or liquidating investments to pay the resulting taxes.

Other Tax Matters.  We own and operate a number of properties through qualified REIT subsidiaries, (“QRSs”).  The QRSs are treated as qualified REIT subsidiaries under the Code.  Code Section 856(i) provides that a corporation which is a qualified REIT subsidiary shall not be treated as a separate corporation, and all assets, liabilities, and items of income, deduction, and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and such items (as the case may be) of the REIT.  Thus, in applying the tests for REIT qualification described above, the QRSs will be ignored, and all assets, liabilities and items of income, deduction, and credit of such QRSs will be treated as our assets, liabilities and items of income, deduction, and credit.

In the case of a REIT that is a partner in a partnership, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests.  Thus, our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes in which we own an interest, directly

Recent Developments Regarding Government Regulation and Reimbursement

All of our properties are used as healthcare facilities, and as a result, we are directly affected by the risk associated with government regulation and reimbursement.  Our operators, as well as any facilities that may be owned and operated for our own account from time to time, derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs.  In addition, our operators are subject to extensive federal, state and local regulation including, but not limited to, laws and regulations relating to licensure, operations, facilities, professional staff and insurance. These laws and regulations are subject to frequent and substantial change, which may be applied retroactively.  Changes in government laws and regulations, interpretations, increased regulatory enforcement activity and regulatory noncompliance by an operator can significantly affect the operator’s ability to operate its facility or facilities and could adversely affect such operator’s ability to meet its contractual and financial obligations to us.

Reimbursement.  The recent downturn in the U.S. economy and other factors could result in significant cost-cutting at both the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs.  We currently believe that our operator coverage ratios are strong and that our operators can absorb moderate reimbursement rate reductions under Medicaid and Medicare and still meet their obligations to us. However, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

Medicaid.  Each state has its own Medicaid program that is funded jointly by the state and the U.S. federal government.  Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of their citizens.  Currently, Medicaid is the single largest source of financing for long-term care in the United States.

Current market and economic conditions will likely have a significant impact on state budgets and health care spending. The states with the most significant projected budget deficits in which the Company owns facilities are Alabama, Arizona, California, Florida, New Hampshire and Rhode Island.   These deficits, exacerbated by the potential for increased enrollment in Medicaid due to rising unemployment levels and declining family incomes, could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.  Since the profit margins on Medicaid patients are generally relatively low, substantial reductions in Medicaid reimbursement could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

In 2007 and early 2008, the Center for Medicare & Medicaid Services (“CMS”) issued a number of Medicaid rules that could reduce funding available under state Medicaid programs to reimburse long-term care providers.  On June 30, 2008 the Supplemental Appropriations Act of 2008 (H.R. 2642) was signed into law, delaying the implementation of a number of these rules until April 1, 2009.  The Medicaid rules that were delayed until April 1, 2009 by the legislation address the following issues:  intergovernmental transfers; coverage of rehabilitation services for people with disabilities; outreach and enrollment funded by Medicaid in schools; specialized transportation to schools for children covered by Medicaid; graduate medical education payments; targeted case management services and some provisions relating to state provider tax limits.  If some or all of these delayed regulations go into effect in the future, the additional financial burden placed on states could result in the operators of our properties experiencing significant reductions in Medicaid reimbursement levels.

However, the Supplemental Appropriations Act of 2008 did not delay other recent Medicaid rules that could negatively impact Medicaid reimbursement levels for long-term care providers.  Congress permitted certain Medicaid rules to become effective, such as rules relating to outpatient hospital services, appeals filed through the Department of Health and Human Services and some provisions relating to state provider tax limits.  For example, on April 22, 2008, a federal Medicaid rule that reduced the maximum allowable health care-related taxes that states can impose on providers from 6 percent to 5.5 percent became effective.  This rule could result in lower taxes for providers, but could also result in less overall funding for state Medicaid programs by limiting the ability of states to fund the non-federal share of the Medicaid program.  As a result, the operators of our properties could potentially experience reductions in Medicaid funding, which could adversely impact their ability to meet their obligations to us.

Medicare.  Medicare is a social insurance program administered by the U.S. federal government, providing health insurance to people who are aged 65 and over, or who meet special criteria.  Similar to the Medicaid program, the Medicare program may be subject to future reform and cost-cutting measures in response to the recent downturn in U.S. economic and market conditions.

On August 8, 2008, CMS published a final rule on Medicare’s prospective payment system for skilled nursing facilities for fiscal year 2009, which CMS estimates will increase aggregate Medicare payments to skilled nursing facilities during fiscal year 2009 by $780 million.  CMS notes that the increase in payments is due to an increase in the market basket adjustment factor of 3.4 percent.

The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) became law on July 15, 2008 and made a variety of changes to Medicare, some of which may affect skilled nursing facilities.  For instance, MIPPA extended the therapy caps exceptions process through December 31, 2009.  The therapy caps limit the physical therapy, speech-language therapy and occupational therapy services that a Medicare beneficiary can receive during a calendar year.  These caps do not apply to therapy services covered under Medicare Part A in a skilled nursing facility, although the caps apply in most other instances involving patients in skilled nursing facilities or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits.  MIPPA retroactively extended the therapy caps exceptions process through December 31, 2009.  Expiration of the therapy caps exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

In general, we cannot be assured that Medicare and Medicaid reimbursement will remain at levels comparable to present levels or that such reimbursement will be sufficient for our operators to cover all operating and fixed costs necessary to care for Medicare and Medicaid patients.

Quality of Care Initiatives.  CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators.  For instance, in February 2008, CMS made publicly available on its website the names of all 136 nursing homes targeted in its Special Focus Facility program for underperforming nursing homes.  CMS plans to update the list regularly.  As another example, in December 2008, CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid.  Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) will be updated on a monthly basis.  In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues.  In addition, the reporting of such information could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

The Office of Inspector General (“OIG”) of the Department of Health and Human Services also has carried out a number of projects focused on the quality of care provided by nursing homes.   For example, in September 2008, the OIG released a report based on an analysis of data from CMS’ Online Survey and Certification Reporting System (“OSCAR”), which contains the results of all state nursing home surveys.  The report notes that over 91 percent of nursing homes surveyed were cited for deficiencies and complaints between 2005 and 2007.  The most common deficiencies cited involved quality of care, resident assessments and quality of life.  A greater percentage of for-profit nursing homes were cited than not-for-profit and government nursing homes.  In addition, the OIG’s Work Plan for fiscal year 2009, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.

Fraud and Abuse Laws and Regulations.  There are various complex federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers.  Federal and state agencies are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers, including long-term care providers. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments.  In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent.

The violation of any fraud and abuse law or regulation by an operator could result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

Licensing, Certification and Other Laws and Regulations.  Our operators and facilities are subject to the regulatory and licensing requirements of federal, state and local authorities and are periodically audited to confirm compliance.  Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating or result in a suspension of reimbursement payments until all licensure issues are resolved and the necessary licenses obtained or reinstated. For example, some of our facilities may be unable to satisfy current and future state certificate of need requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time or permanently.

Additional federal, state and local laws affect how our operators conduct their operations, including federal and state laws designed to protect the confidentiality and security of patient health information, laws protecting consumers against deceptive practices, and laws generally affecting our operators’ management of property and equipment and how our operators conduct their operations (including laws and regulations involving: fire, health and safety; quality of services, care and food service; residents’ rights, including abuse and neglect laws; and the health standards set by the federal Occupational Safety and Health Administration).  We are unable to predict the effect that potential changes in these requirements could have on the revenues of our operators, and thus their ability to meet their obligations to us.

Legislative and Regulatory Developments.  Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would result in major changes in the healthcare system, either nationally or at the state level.  We are unable to predict accurately whether any proposals will be adopted, or if adopted, what effect, if any, these proposals would have on our operators or our business.

Executive Officers of Our Company

As of February 1, 2009, the executive officers of our company were as follows:

C. Taylor Pickett (47) is the Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett is also a Director and has served in this capacity since May 30, 2002.  Mr. Pickett’s term as a Director expires in 2011.  Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services, Inc.  Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

Daniel J. Booth (45) is the Chief Operating Officer and has served in this capacity since October 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services’ management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (55) is the Senior Vice President of Operations of our company and has served in this capacity since July 2001. Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc. from 1997 through 2000. Prior to that, he served as an Executive Vice President of Operations at Beverly Enterprises.

Robert O. Stephenson (45) is the Chief Financial Officer and has served in this capacity since August 2001. Prior to joining our company, Mr. Stephenson served from 1996 to July 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc.  Prior to Integrated Health Services, Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (40) is the Chief Accounting Officer and has served in this capacity since February 2007.  Prior to joining our company, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller from April 2005 until February 2007 and the Director, Financial Reporting from August 2002 until April 2005 for Newell Rubbermaid Inc.  Prior to his time with Newell Rubbermaid Inc., Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc. from July 2001 through August 2002.

As of December 31, 2008, we had 19 full-time employees, including the five executive officers listed above.

Item 1A - Risk Factors

Following are some of the risks and uncertainties that could cause the Company’s financial condition, results of operation, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or the Company’s other filings with the SEC.  These risks should be read in conjunction with the other risks described in this report including but not limited to those described under “Taxation” and “Healthcare Reimbursement and Regulation” under Item 1 above.  The risks described below are not the only risks facing the Company and there may be additional risks of which the Company is not presently aware or that the Company currently considers unlikely to significantly impact the Company.  Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

We have grouped the following risk factors into three general categories:

•	Risks Related to the Operators of our Facility
•	Risks Related to Us and Our Operators
•	Risks Related to Our Stock

Risks Related to the Operators of Our Facilities

Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if any of our major operators become unable to meet their obligations to us or fail to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we become unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. These adverse developments could arise due to a number of factors, including those listed below.

The bankruptcy or insolvency of our operators could limit or delay our ability to recover on our investments.

We are exposed to the risk that our operators may experience a financial downturn, which could result in their bankruptcy or insolvency. Further, the current economic climate that exists in the United States serves to heighten and increase this risk.  Although our lease agreements and loan agreements typically provide us with the right to terminate the agreement, evict an operator, foreclose on our collateral, demand immediate payment, and exercise other remedies, title 11 of the United States Code, as amended and supplemented (the “Bankruptcy Code”), would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and mortgage payments and to pursue other remedies against a bankrupt operator.

Leases.  A bankruptcy filing by an operator/lessee generally halts all efforts to collect unpaid pre-bankruptcy rents or to evict the operator, absent approval of the bankruptcy court.  The Bankruptcy Code provides a lessee with the option to assume or reject an unexpired lease within certain specified periods of time.  Generally, an operator must pay all rent arising between its bankruptcy filing and the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing).  If the operator chooses to assume its lease with us, the operator must cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future obligations under the lease.  If the operator opts to reject its lease with us, we would have a claim against the operator for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” and would generally result in a recovery substantially less than the face value of such claim.  Although the operator’s rejection of the lease would permit us to recover possession of the leased facility, we would still face losses, costs and delays associated with re-leasing the facility to a new operator.

Several other factors could impact our rights under leases with bankrupt operators.  First, the operator could seek to assign its lease with us to a third party.  The Bankruptcy Code generally disregards anti-assignment provisions in leases to permit assignment of unexpired leases to third parties (provided all monetary defaults under the lease are cured and the third party can demonstrate its ability to perform its obligations under the lease).  Second, in instances in which we have entered into a master lease agreement with an operator that operates more than one facility, there exists the risk that the bankruptcy court could determine that the master lease was comprised of separate, divisible leases (each of which could be separately assumed or rejected), rather than a single, integrated lease (which would have to be assumed or rejected in its entirety).  Finally, there exists the risk that the bankruptcy court could re-characterize our lease agreement as a disguised financing arrangement, which could require us to receive bankruptcy court approval to foreclose or pursue other remedies with respect to the facility.

Mortgages.  A bankruptcy filing by an operator/mortgagor also generally halts all efforts to collect unpaid pre-bankruptcy mortgage payments and to foreclose on our collateral, absent approval of the bankruptcy court.  As an initial matter, we could ask the bankruptcy court to order the operator to make periodic payments or provide other financial assurances to us during the bankruptcy case (known as “adequate protection”), but the ultimate decision regarding “adequate protection” (and the timing and amount of same) rests with the bankruptcy court.  In addition, we would have to receive bankruptcy court approval before we could commence or continue any foreclosure action against the operator’s facility.  The bankruptcy court could withhold such approval, especially if the operator can demonstrate that the facility is necessary for an effective reorganization and that we have a sufficient “equity cushion” in the facility.  If the bankruptcy court does not either grant us “adequate protection” or permit us to foreclose on our collateral, we may not receive any loan payments until after the bankruptcy court confirms a plan of reorganization for the operator.  Even if the bankruptcy court permits us to foreclose on the facility, we would still be subject to the losses, costs and other risks associated with a foreclosure sale, including possible successor liability under government programs, indemnification obligations and suspension or delay of third-party payments.  Should such events occur, our income and cash flow from operations would be adversely affected.

Failure by our operators to comply with various local, state and federal government regulations may adversely impact their ability to make debt or lease payments to us.

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law.  The ultimate timing or effect of these changes cannot be predicted.  These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors.  The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us.  In particular:

•
Medicare and Medicaid.  A significant portion of our SNF and nursing home operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid.  Failure to maintain certification and accreditation in these programs would result in a loss of funding from such programs.  See the risk factor entitled “Our operators depend on reimbursement from governmental and other third party payors and reimbursement rates from such payors may be reduced” for further discussion.

•
 Licensing and Certification.  Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by these authorities.  Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating or result in a suspension of reimbursement payments until all licensure issues have been resolved and the necessary licenses obtained or reinstated.  For example, some of our facilities may be unable to satisfy current and future state certificate of need requirements and may for this reason be unable to continue operating in the future.  In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time or permanently.  In addition, licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations.  Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them.  If they are unable to cure deficiencies, which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our operators’ revenues, potentially jeopardizing their ability to meet their obligations to us.

•
Fraud and Abuse Laws and Regulations.  There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers.  There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments.  In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Because of these incentives, these so-called ‘‘whistleblower’’ suits have become more frequent.  The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

•
Other Laws.  Other federal, state and local laws and regulations that impact how our operators conduct their operations include (i) laws designed to protect the confidentiality and security of patient health information, (ii) licensure laws, (iii) laws protecting consumers against deceptive practices, (iv) laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety laws; (v)  laws affecting assisted living facilities mandating quality of services and care, and quality of food service , and (vi) resident rights (including abuse and neglect laws) and health standards set by the federal Occupational Safety and Health Administration.  We cannot predict the effect that additional costs to comply with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

•
Legislative and Regulatory Developments.  Each year, legislative and regulatory proposals are introduced at the federal and state levels that would affect major changes in the healthcare system.  We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Our operators depend on reimbursement from governmental and other third-party payors and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins.  Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary.  There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers.  In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance.  We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our operators, which are currently being reimbursed by Medicare, Medicaid or private third-party payors.  We currently believe that our operator coverage ratios are strong and that our operators can absorb moderate reimbursement rate reductions and still meet their financial obligations to us.  However, significant limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could cause the revenues of our operators to decline and jeopardize their ability to meet their obligations to us.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

The downturn in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates for our operators with the goal of decreasing state expenditures under their state Medicaid programs.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs.  Potential reductions in Medicaid and Medicare reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us.  Since the profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement could place some operators in financial distress, which in turn could adversely affect us.

A prolonged economic slowdown could significantly harm our operators.

A prolonged economic slowdown could result in depressed revenues and results from operations of our operators.  Any sustained period of increased payment delinquencies, foreclosures or losses by our operators under our leases and loans could adversely affect our net interest income from investments in our portfolio.

Our operators may be subject to significant legal actions that could result in their increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

As is typical in the healthcare industry, our operators are often subject to claims that their services have resulted in resident injury or other adverse effects.  We can give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all.  In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability.  As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.  TC Healthcare, the new entity operating certain facilities on our behalf on an interim basis, may be named as a defendant in professional liability claims related to the properties that were transitioned from Haven Eldercare, LLC (“Haven facilities”) as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio Developments, New Investments, Asset Sales and Other Developments.  In these suits, patients could allege significant damages, including punitive damages.  Such potential litigation and rising insurance costs could not only affect TC Healthcare’s ability to obtain and maintain adequate liability and other insurance, but also may affect TC Healthcare’s ability to run the business profitably.   We currently consolidate the financial results of TC Healthcare in our financial statements, and as such, our financial results could suffer.  Effective as of July 7, 2008, we took ownership and/or possession of the Haven facilities and TC Healthcare, an entity in which we have a substantial economic interest, subsequently began operating these facilities on our behalf through an independent contractor.

We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses.  Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on an operator’s financial condition.  If an operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if an operator is required to pay uninsured punitive damages, or if an operator is subject to an uninsurable government enforcement action, the operator could be exposed to substantial additional liabilities.  Such liabilities could adversely affect the operator’s ability to meet its obligations to us.

In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our operators.  Although we generally have no involvement in the actions of our operators and our standard lease agreements and loan agreements generally require our operators to indemnify and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment.

Increased competition as well as increased operating costs have resulted in lower revenues for some of our operators and may affect the ability of our operators to meet their payment obligations to us.

The healthcare industry is highly competitive and we expect that it may become more competitive in the future.  Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers.  Our operators compete on a number of different levels including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas.  We cannot be certain that the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us.  Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

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

We may be unable to successfully foreclose on the collateral securing our real estate-related loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully operate or occupy the underlying real estate, which may adversely affect our ability to recover our investments.

If an operator defaults under one of our loans, we may have to foreclose on the loan or protect our interest by acquiring title to the property and thereafter making substantial improvements or repairs to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we are unable to expeditiously seek tenants or operators, if at all, which would adversely affect our ability to recover our investment.

Risks Related to Us and Our Operations

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.

To qualify as a REIT under the Code, we are required, among other things, to distribute at least 90% of our REIT taxable income each year to our stockholders.  Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needed to make investments and to satisfy or refinance maturing commitments.  As a result, we rely on external sources of capital, including debt and equity financing.  If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations.  Our access to capital depends upon a number of factors over which we have little or no control, including  the performance of the national and global economies generally; competition in the healthcare industry; issues facing the healthcare industry, including regulations and government reimbursement policies; our operators’ operating costs; the ratings of our debt and preferred securities; the market’s perception of our growth potential; the market value of our properties; our current and potential future earnings and cash distributions; and the market price of the shares of our capital stock.  Difficult capital market conditions in our industry during the past several years, exacerbated by the recent economic downturn, and our need to stabilize our portfolio have limited and may continue to limit our access to capital.  While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in position to take advantage of future investment opportunities in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

Current economic conditions and turbulence in the credit markets may create challenges in securing third-party borrowings or refinancing our existing debt, and may cause market rental rates and property values to decline.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market and declining real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole going forward. Many economists are predicting continued deterioration in economic conditions in the United States, along with significant increases in unemployment and vacancy rates at commercial properties. In the event that the constriction within the credit markets persists, we may face challenges in securing third-party borrowings or refinancing our existing debt in the future. In particular, our $255.0 million revolving secured credit facility, as amended (“Credit Facility”), will expire in March 2010, and continued disruption in the credit markets could adversely affect our ability to renew or refinance on terms favorable to us, or at all.

Additionally, should such economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and our ability to achieve market rental rates would decline significantly.  In the near-term, we believe that we are well positioned to withstand this downturn; however, no assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition and results of operations.

Our ability to raise capital through equity sales is dependent, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business could negatively impact the market price of our common stock and availability of equity capital.

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

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions.  Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock and, as a result, the availability of equity capital to us.

We are subject to risks associated with debt financing, which could negatively impact our business and limit our ability to make distributions to our stockholders and to repay maturing debt.

The financing required to make future investments and satisfy maturing commitments may be provided by borrowings under our Credit Facility, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures.  To the extent we must obtain debt financing from external sources to fund our capital requirements, we cannot guarantee such financing will be available on favorable terms, if at all.  In addition, if we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient to make distributions to our stockholders and repay our maturing debt.  Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay.  Moreover, additional debt financing increases the amount of our leverage.  The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings and our ability to obtain additional financing in the future, and making us more vulnerable to a downturn in our results of operations or the economy generally.

Certain of our operators account for a significant percentage of our real estate investment and revenues.

At December 31, 2008, approximately 24% of our real estate investments were operated by two public companies: Sun Healthcare Group (“Sun”) (14%) and Advocat Inc. (“Advocat”) (10%).  Our largest private company operators (by investment) were CommuniCare Healthcare Services (“CommuniCare”) (22%) and Signature Holding II, LLC (10%).  No other operator represents more than 9% of our investments.  The three states in which we had our highest concentration of investments were Ohio (23%), Florida (12%) and Pennsylvania (10%) at December 31, 2008.

For the year ended December 31, 2008, our revenues from operations totaled $193.8 million, of which approximately $31.7 million were from Sun (16%), $31.6 million from CommuniCare (16%) and $20.5 million from Advocat (11%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2008.  In addition, our owned and operated assets generated $24.2 million (12%) of revenue in 2008.  Thirteen of the fifteen owned and operated facilities were transitioned/leased to a new tenant/operator effective September 1, 2008.

The failure or inability of any of these operators to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Unforeseen costs associated with the acquisition of new properties could reduce our profitability.

Our business strategy contemplates future acquisitions that may not prove to be successful.  For example, we might encounter unanticipated difficulties and expenditures relating to our acquired properties, including contingent liabilities, or our newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business.  As a further example, if we agree to provide funding to enable healthcare operators to build, expand or renovate facilities on our properties and the project is not completed, we could be forced to become involved in the development to ensure completion or we could lose the property.  Such costs may negatively affect our results of operations.

Our assets may be subject to impairment charges.

We periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure.  If we determine that a significant impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs.  During the year ended December 31, 2008, we recognized an impairment loss associated with three facilities for approximately $5.6 million.

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

We have substantial indebtedness and we may increase our indebtedness in the future.  As of December 31, 2008, we had total debt of approximately $548.2 million, of which $63.5 million consisted of borrowings under our Credit Facility, which matures in March 2010, $310.0 million of our 7% senior notes due 2014 and $175.0 million of our 7% senior notes due 2016.  Our level of indebtedness could have important consequences to our stockholders.  For example, it could:

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

•	require us to pledge as collateral substantially all of our assets;
•	require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility;
•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interests;
•	result in a possible downgrade of our credit rating;
•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	place us at a competitive disadvantage compared to our competitors that have less debt.

Covenants in our Credit Facility and other debt instruments limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

The terms of our Credit Facility and other indebtedness require us to comply with a number of customary financial and other covenants. Our continued ability to incur indebtedness and conduct our operations is subject to compliance with these financial and other covenants. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such breach could materially adversely affect our business, results of operations and financial condition.

Our real estate investments are relatively illiquid.

Real estate investments are relatively illiquid and generally cannot be sold quickly.  In addition, some of our properties serve as collateral for our secured debt obligations and cannot be readily sold.  Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.  For example, all of our properties are ‘‘special purpose’’ properties that cannot be readily converted into general residential, retail or office use.  In addition, transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate.  Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our operator becomes unable to meet its obligations to us, then the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses.  Furthermore, the receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility.  In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment.  Should such events occur, our income and cash flows from operations would be adversely affected.

As an owner or lender with respect to real property, we may be exposed to possible environmental liabilities.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property or a secured lender, such as us, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property.  Such laws often impose liability based on the owner’s knowledge of, or responsibility for, the presence or disposal of such substances.  As a result, liability may be imposed on the owner in connection with the activities of an operator of the property.  The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the assets of the owner.  In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect an operators’ ability to attract additional residents and our ability to sell or rent such property or to borrow using such property as collateral which, in turn, could negatively impact our revenues.

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

The industry in which we operate is highly competitive. Increasing investor interest in our sector and consolidation at the operator of REIT level could increase competition and reduce our profitability.

Our business is highly competitive and we expect that it may become more competitive in the future.  We compete for healthcare facility investments with other healthcare investors, including other REITs, some of which have greater resources and lower costs of capital than we do.  Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals.  If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices, or if we are unable to finance such acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.  In addition, if our cost of capital should increase relative to the cost of capital of our competitors, the spread that we realize on our investments may decline if competitive pressures limit or prevent us from charging higher lease or mortgage rates.

We may be named as defendants in litigation arising out of professional liability and general liability claims relating to our previously owned and operated facilities that if decided against us, could adversely affect our financial condition.

We and several of our wholly-owned subsidiaries were named as defendants in professional liability and general liability claims related to our owned and operated facilities prior to 2005.  Other third-party managers responsible for the day-to-day operations of these facilities were also named as defendants in these claims.  In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages, against the defendants.  Although all of these prior suits have been settled, we or our affiliates could be named as defendants in similar suits related to our owned and operated assets resulting from the transition of the Haven facilities as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio Developments, New Investments, Asset Sales and Other Developments.  There can be no assurance that we would be successful in our defense of such potential matters or in asserting our claims against various managers of the subject facilities or that the amount of any settlement or judgment would be substantially covered by insurance or that any punitive damages will be covered by insurance.

Our charter and bylaws contain significant anti-takeover provisions which could delay, defer or prevent a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

Our articles of incorporation and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions.  Our Board of Directors is divided into three classes and the members of our Board of Directors are elected for terms that are staggered.  Our Board of Directors also has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval.  These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities and/or result in the delay, deferral or prevention of a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

We may change our investment strategies and policies and capital structure.

Our Board of Directors, without the approval of our stockholders, may alter our investment strategies and policies if it determines that a change is in our stockholders’ best interests.  The methods of implementing our investment strategies and policies may vary as new investments and financing techniques are developed.

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Code.  We believe that we have operated in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in a manner that will maintain our qualification as a REIT.  Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control.  We cannot assure you that we will at all times satisfy these rules and tests.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes.  Any of these taxes would decrease cash available for the payment of our debt obligations.  In addition, to meet REIT qualification requirements, we may hold some of our non-healthcare assets through taxable REIT subsidiaries (“TRS”) or other subsidiary corporations that will be subject to corporate level income tax at regular rates.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code and complying with REIT requirements may affect our profitability.

Qualification as a REIT involves the application of technical and intricate Internal Revenue Code provisions. Even a technical or inadvertent violation could jeopardize our REIT qualification. To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders.  Thus, we may be required to liquidate otherwise attractive investments from our portfolio, or be unable to pursue investments that would be otherwise advantageous to us, to satisfy the asset and income tests or to qualify under certain statutory relief provisions.  We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution (e.g., if we have assets which generate mismatches between taxable income and available cash).  Having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt.  As a result, satisfying the REIT requirements could have an adverse effect on our business results and profitability.

Our success depends in part on our ability to retain key personnel and our ability to attract or retain other qualified personnel.

Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees.  The loss of the services of our current executive management team could have an adverse impact on our operations.  Although we have entered into employment agreements with the members of our executive management team, these agreements may not assure their continued service.  In addition, our future success depends, in part, on our ability to attract, hire, train and retain other qualified personnel.  Competition for qualified employees is intense, and we compete for qualified employees with companies with greater financial resources.  Our failure to successfully attract, hire, retain and train the people we need would significantly impede our ability to implement our business strategy.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and stock price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

Risks Related to Our Stock

The market value of our stock could be substantially affected by various factors.

Market volatility may adversely affect the market price of our common stock.  As with other publically traded securities, the share price of our stock depends on many factors, which may change from time to time, including:

•	the market for similar securities issued by REITs;
•	changes in estimates by analysts;
•	our ability to meet analysts’ estimates;
•	prevailing interest rates;
•	our credit rating;
•	general economic and market conditions; and
•	our financial condition, performance and prospects.

Our issuance of additional capital stock, warrants or debt securities, whether or not convertible, may reduce the market price for our outstanding securities, including our common stock, and dilute the ownership interests of existing stockholders.

We cannot predict the effect, if any, that future sales of our capital stock, warrants or debt securities, or the availability of our securities for future sale, will have on the market price of our securities, including our common stock.  Sales of substantial amounts of our common stock or preferred shares, warrants or debt securities convertible into or exercisable or exchangeable for common stock in the public market, or the perception that such sales might occur, could negatively impact the market price of our stock and the terms upon which we may obtain additional equity financing in the future.

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

•	The issuance of shares pursuant to our dividend reinvestment and direct stock purchase plan.
•	The issuance of debt securities exchangeable for our common stock.
•	The exercise of warrants we may issue in the future.
•	Lenders sometimes ask for warrants or other rights to acquire shares in connection with providing financing. We cannot assure you that our lenders will not request such rights.
•	The sales of securities convertible into our common stock could dilute the interests of existing common stockholders.

There are no assurances of our ability to pay dividends in the future.

In 2001, our Board of Directors suspended dividends on shares of our common stock and all series of preferred stock in an effort to generate cash to address then impending debt maturities.  In 2003, we paid all accrued but unpaid dividends on all shares of series of preferred stock and reinstated dividends on shares of our common stock and all series of preferred stock.  However, our ability to pay dividends may be adversely affected if any of the risks described herein were to occur.  Our payment of dividends is subject to compliance with restrictions contained in our Credit Facility, the indenture relating to our outstanding 7% senior notes due 2014, the indenture relating to our outstanding 7% senior notes due 2016 and our preferred stock.  All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.  There are no assurances of our ability to pay dividends in the future.  In addition, our dividends in the past have included, and may in the future include, a return of capital.

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock.

Our Board of Directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock.  As of the date of this filing, 4,339,500 shares of our 8.375% Series D cumulative redeemable preferred stock (“Series D Preferred Stock”) were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding Series D Preferred Stock is approximately $108.5 million, and annual dividends on our outstanding Series D Preferred Stock were approximately $9.7 million.  Holders of our Series D Preferred Stock are generally entitled to cumulative dividends before any dividends may be declared or set aside on our common stock.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our Series D Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus any accrued and unpaid distributions.  This preference will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock.  In addition, holders of our Series D Preferred Stock have the right to elect two additional directors to our Board of Directors if six quarterly preferred dividends are in arrears.  If this were to occur, the holders of our Series D Preferred Stock would have significant control over our affairs, and their interests may differ from those of our other stockholders.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2008, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities that are leased to operators, mortgages on facilities that are operated by the mortgagors or their affiliates and facilities subject to leasehold interests.  The facilities are located in 28 states and are operated by 25 operators.  The following table summarizes our property investments as of December 31, 2008:

Investment Structure/Operator	Number of Beds	Number of Facilities	Occupancy Percentage(1)	Gross Investment (in thousands)

Purchase/Leaseback(2)

CommuniCare Health Services, Inc.	3,530	28	82	$241,123
Sun Healthcare Group, Inc	4,690	40	87	210,542
Signature Holding II, LLC	2,111	18	79	141,903
Advocat, Inc	4,338	36	73	133,865
Guardian LTC Management, Inc.	1,686	23	87	125,971
Formation Capital, LLC.	1,799	15	88	119,112
Nexion Health Inc	2,283	19	74	79,942
Essex Healthcare Corporation	1,388	13	74	79,354
Alpha Healthcare Properties, LLC	959	8	87	55,834
Mark Ide Limited Liability Company	1,103	10	81	35,924
StoneGate Senior Care LP	664	6	85	21,781
Infinia Properties of Arizona, LLC	378	4	64	19,566
Conifer Care Communities, Inc	204	3	91	14,442
TC Healthcare(3)	279	2	90	14,441
Rest Haven Nursing Center, Inc	200	1	76	14,400
Washington N&R, LLC	286	2	69	12,152
Triad Health Management of Georgia II, LLC	304	2	98	10,000
Ensign Group, Inc	271	3	92	9,656
Lakeland Investors, LLC	300	1	71	9,625
Hickory Creek Healthcare Foundation, Inc	138	2	85	7,250
Longwood Management Corporation	185	2	92	6,448
Emeritus Corporation	52	1	88	5,674
Generations Healthcare, Inc	60	1	83	3,007
	27,208	240	81	1,372,012

Assets Held for Sale
Closed Facility	-	1	-	150
	-	1	-	150
Fixed - Rate Mortgages(4)

CommuniCare Health Services, Inc	1,115	8	92	76,629
Advocat Inc	423	4	79	12,474
Parthenon Healthcare, Inc	300	2	66	11,095
Texas Health Enterprises/HEA Mgmt. Group, Inc	147	1	67	623
	1,985	15	83	100,821

Total	29,193	256	81	$1,472,983

(1)  Represents the most recent data provided by our operators.
(2)  Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(3)  TC Healthcare is an interim operator engaged to operate the former Haven facilities
(4)  In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our facilities by state as of December 31, 2008:

	Number of Facilities	Number of Beds	Gross Investment (in thousands)	% of Gross Investment
Ohio	47	5,323	$333,691	22.6
Florida	25	3,125	173,044	11.7
Pennsylvania	23	1,975	150,225	10.2
Texas	20	2,839	81,136	5.5
Maryland	7	965	69,928	4.7
Louisiana	14	1,668	55,343	3.8
West Virginia	10	1,151	54,100	3.7
Colorado	8	895	52,784	3.6
Arkansas	11	1,181	44,820	3.0
Alabama	10	1,218	44,068	3.0
Rhode Island	4	639	39,430	2.7
Massachusetts	6	682	38,948	2.6
Kentucky	10	855	36,857	2.5
California	11	950	34,756	2.4
Connecticut	5	562	30,906	2.1
Tennessee	6	726	28,918	2.0
Georgia	4	661	27,642	1.9
North Carolina	5	707	22,709	1.5
Idaho	4	412	22,360	1.5
New Hampshire	3	225	21,996	1.5
Arizona	4	378	19,566	1.3
Washington	2	194	17,473	1.2
Indiana	5	429	15,605	1.1
Vermont	2	279	14,441	1.0
Illinois	4	478	14,406	1.0
Missouri	2	286	12,152	0.8
Iowa	3	271	10,479	0.7
New Mexico	1	119	5,200	0.4

Total	256	29,193	$1,472,983	100.0

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location.  We have healthcare facilities located in 28 states.  In addition, the majority of our 2008 rental and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities.  We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 25 different public and private healthcare providers.  Except for Sun (14%) and CommuniCare (22%) which together hold approximately 36% of our portfolio (by investment), no other single tenant holds greater than 10% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. A large portion of our core portfolio consists of long-term lease and mortgage agreements.  At December 31, 2008, approximately 97% of our leases and mortgages had primary terms that expire in 2010 or later.  The majority of our leased real estate properties are leased under provisions of master lease agreements.  We also lease facilities under single facility leases.  The initial terms, on both type of leases, typically range from 5 to 15 years, plus renewal options.  Substantially all of the leases provide for minimum annual rents that are subject to annual increases based upon increases in the CPI or fixed rate increases.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Item 3 - Legal Proceedings

In 1999, we filed suit against a former tenant seeking damages based on claims of breach of contract.  The defendants denied the allegations made in the lawsuit.  In June 2008, we were awarded damages in a jury trial.  The case was then settled prior to appeal.  In settlement of our claim against the defendants, we agreed in January 2009 to accept a lump sum cash payment of $6.8 million.  The cash proceeds were offset by related expenses incurred of $2.3 million, resulting in a net gain of $4.5 million paid in January 2009.  This gain will be recorded during the first quarter of 2009.

In 2005, we accrued $1.1 million for potential obligations relating to disputed capital improvement requirements associated with a lease that expired June 30, 2005.  Although no formal complaint for damages was filed against us, in February 2006, we agreed to settle this dispute for approximately $1.0 million.  In addition, we and several of our wholly-owned subsidiaries were named as defendants in professional liability claims related to our owned and operated facilities prior to 2005.  Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims.  In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants.  While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.  All of these suits have been settled.

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.”  The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per share:

2008				2007

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$19.200	$14.720	$0.29	First	$19.170	$16.460	$0.26
Second	19.230	15.970	0.30	Second	18.070	15.530	0.27
Third	19.660	15.630	0.30	Third	16.790	12.000	0.27
Fourth	19.750	9.300	0.30	Fourth	17.360	14.650	0.28
			$1.19				$1.08

The closing price for our common stock on the New York Stock Exchange on February 24, 2009 was $14.15 per share.  As of February 24, 2009 there were 82,408,075 shares of common stock outstanding with 2,870 registered holders.

The following table provides information about all equity awards under our company’s 2004 Stock Incentive Plan, 2000 Stock Incentive Plan and 1993 Amended and Restated Stock Option and Restricted Stock Plan as of December 31, 2008.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	273,656	$12.88	2,323,115
Equity compensation plans not approved by security holders	—	—	—
Total	273,656	$12.88	2,323,115

(1)	Reflects 25,664 shares issuable upon the exercise of outstanding options and 247,992 shares issuable in respect of performance restricted stock units that vest over the years 2008 through 2010.
(2)	No exercise price is payable with respect to the performance restricted stock rights, and accordingly the weighted-average exercise price is calculated based solely on outstanding options.
(3)	Reflects shares of Common Stock remaining available for future issuance under our 2000 and 2004 Stock Incentive Plans.

Issuer Purchases of Equity Securities

During the fourth quarter of 2008, 36,766 shares of our common stock were purchased from employees to pay the withholding taxes associated with employee exercising of stock options.

Common Stock

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2008 to October 31, 2008	-	$-	-	$-
November 1, 2008 to November 30, 2008	-	-	-	-
December 1, 2008 to December 31, 2008	36,766	15.97	-	-
Total	36,766	$15.97	-	$-

(1)  Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

On October 16, 2008, we purchased 400,000 shares of our Series D Preferred Stock (NYSE:OHI PrD) at a price of $18.90 per share.

Series D Preferred Stock

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	400,000	$18.90	-	$-
November 1, 2008 to November 30, 2008	-	-	-	-
December 1, 2008 to December 31, 2008	-	-	-	-
Total	400,000	$18.90	-	$-

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and our financial condition.  In addition, the payment of dividends is subject to the restrictions described in Note 15 – Dividends to our consolidated financial statements.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Operating Data
Revenues from core operations	$169,592	$159,558	$135,513	$109,535	$86,972
Revenues from nursing home operations	24,170	-	-	-	-
Total revenues	$193,762	$159,558	$135,513	$109,535	$86,972
Income from continuing operations	$77,691	$67,598	$55,905	$37,289	$13,414
Net income (loss) available to common shareholders	70,551	59,451	45,774	25,355	(36,715)
Per share amounts:
Income (loss) from continuing operations: Basic	$0.93	$0.88	$0.78	$0.46	$(0.96)
Diluted	0.93	0.88	0.78	0.46	(0.96)
Net income (loss) available to common: Basic	$0.94	$0.90	$0.78	$0.49	$(0.81)
Diluted	0.94	0.90	0.78	0.49	(0.81)

Dividends, Common Stock(1)	$1.19	$1.08	$0.96	$0.85	$0.72
Dividends, Series A Preferred(1)	-	-	-	-	1.16
Dividends, Series B Preferred(1)	-	-	-	1.09	2.16
Dividends, Series C Preferred(2)	-	-	-	-	2.72
Dividends, Series D Preferred(1)	2.09	2.09	2.09	2.09	1.52

Weighted-average common shares outstanding, basic	75,127	65,858	58,651	51,738	45,472
Weighted-average common shares outstanding,diluted	75,213	65,886	58,745	52,059	45,472

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data Gross investments	$1,502,847	$1,322,964	$1,294,306	$1,129,405	$940,442
Total assets	1,364,467	1,182,287	1,175,370	1,036,042	849,576
Revolving lines of credit	63,500	48,000	150,000	58,000	15,000
Other long-term borrowings	484,697	525,709	526,141	508,229	364,508
Stockholders’ equity	787,988	586,127	465,454	440,943	442,935

(1)	Dividends per share are those declared and paid during such period.
(2)	Dividends per share are those declared during such period, based on the number of shares of common stock issuable upon conversion of the outstanding Series C preferred stock.

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

Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our operator/tenants.  In September, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We continue to be responsible for the two remaining facilities as of December 31, 2008 that are in the process of being transitioned to the new operator pending approval by state regulators.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries; as well as TC Healthcare, a new entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one our tenant/operators).  We consolidate the financial results of TC Healthcare into our financial statements based on the application of the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008, however, TC Healthcare continues to be responsible for two facilities as of December 31, 2008 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at December 31, 2008, consisted of 256 healthcare facilities, located in 28 states and operated by 25 third-party operators.  Our gross investment in these facilities totaled approximately $1.5 billion at December 31, 2008, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 227 SNFs, (ii) seven ALFs, (iii) two rehabilitation hospitals owned and leased to third parties, (iii) two ILFs, (iv) fixed rate mortgages on 15 SNFs, (v) two SNFs that are owned and operated by us and (vi) one SNF that is currently held for sale.  At December 31, 2008, we also held other investments of approximately $29.9 million, consisting primarily of secured loans to third-party operators of our facilities.

The recent downturn in the U.S. economy and other factors could result in significant cost-cutting at both the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs.  Current market and economic conditions may have a significant impact on state budgets and health care spending. The states with the most significant projected budget deficits in which the Company owns facilities and the percentage of our gross investments in such states as of December 31, 2008 are as follows: Alabama (3.0%), Arizona (1.3%), California (2.4%), Florida (11.7%), New Hampshire (1.5%) and Rhode Island (2.7%).  These deficits, exacerbated by the potential for increased enrollment in Medicaid due to rising unemployment levels and declining family incomes, could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

We currently believe that our operator coverage ratios are strong and that our operators can absorb moderate reimbursement rate reductions under Medicaid and Medicare and still meet their obligations to us.  However, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

2008 Highlights

The following significant highlights occurred during the twelve-month period ended December 31, 2008.

Financing

Preferred Stock Repurchase/Gain

On October 16, 2008, we purchased 400,000 shares of our Series D Preferred Stock (NYSE:OHI PrD) at a price of $18.90 per share.  The liquidation preference for the Series D Preferred Stock (“Series D”) is $25.00 per share.  The purchase of the Series D Preferred Stock shares resulted in a fourth quarter 2008 gain of approximately $2.1 million, net of a non-cash charge of $0.3 million reflecting the write-off of the pro-rata portion of the original issuance costs of the Series D Preferred Stock.

6.0 Million Share Common Stock Offering

On September 19, 2008, we closed an underwritten public offering of 6.0 million shares our common stock at $16.37 per share.  The net proceeds, after deducting underwriting discounts and offering expenses, were approximately $96.9 million.  The net proceeds were used to repay indebtedness under our senior credit facility and for working capital and general corporate purposes.

5.9 Million Common Stock Offering

On May 6, 2008, we have issued 5.9 million shares of our common stock at $16.93 per share, in a registered direct placement to a number of institutional investors.  The net proceeds from the offering were approximately $98.8 million, after deducting the placement agent’s fee and other estimated offering expense.  The net proceeds were used to repay indebtedness under our senior credit facility.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the twelve- month period ended December 31, 2008, we issued 2,067,809 shares of common stock for approximately $34.1 million in net proceeds.

On October 29, 2008, we announced the immediate suspension of the optional cash purchase component of our DRSPP until further notice.  Dividend reinvestment and all other features of the DRSPP will continue as set forth in the DRSPP, including sales, transfers and certificate issuances of stock held in participant accounts.

Stockholders participating in the DRSPP who have elected to reinvest dividends will continue to have cash dividends reinvested in accordance with the DRSPP. Any checks or other funds received by Computershare Trust Company, N.A. from DRSPP participants on or after October 15, 2008, for optional cash investments will be returned without interest.

Dividends

Common Dividends

On January 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share that was paid on February 17, 2009 to common stockholders of record on January 30, 2009.

On October 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share.  The common dividend was paid November 17, 2008 to common stockholders of record on October 31, 2008.

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

Series D Preferred Dividends

On January 15, 2009, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its Series D Preferred Stock, that were paid February 17, 2009 to preferred stockholders of record on January 30, 2009.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2008 through January 31, 2009.

On October 16, 2008, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid November 17, 2008 to preferred stockholders of record on October 31, 2008.

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

Portfolio Developments, New Investments Assets Sales and Other Developments

The partial expiration of certain Medicare rate increases has had an adverse impact on the revenues of the operators of nursing home facilities and has negatively impacted some operators’ ability to satisfy their monthly lease or debt payment to us.  See Item 1 Business - Healthcare Reimbursement and Regulation above for further discussion.  In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under title 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended and supplemented, (the “Bankruptcy Code”).

Below is a brief description, by third-party operator, of new investments or operator related transactions that occurred during the year ended December 31, 2008.

New Investments and Re-leasing Activities

Alpha HealthCare Properties, LLC

On January 17, 2008, we purchased one SNF for $5.2 million from an unrelated third party and leased the facility to Alpha Health Care Properties, LLC (“Alpha”), an existing tenant of ours.  The facility was added to Alpha’s existing master lease and provides for an additional $0.5 million of cash rent annually.

Advocat Inc.

During the first quarter of 2008, we amended our master lease with Advocat Inc. (“Advocat”) to allow for the construction of a new facility to replace an existing facility currently operated by Advocat.  Upon completion (estimated to be in 2010), annual cash rent will increase by approximately $0.7 million.  As a result of our plan to replace the existing facility, we recorded a $1.5 million impairment loss related to the existing facility during the first quarter of 2008 to record it at its estimated fair value.

CommuniCare Health Services

On April 18, 2008, we completed approximately $123 million of combined new investments with affiliates of CommuniCare, an existing operator.  Effective April 18, 2008, we purchased from several unrelated third parties seven (7) SNFs, one (1) ALF and one (1) rehabilitation hospital, all located in Ohio, totaling 709 beds for a total investment of $47.4 million.  The facilities were added into our master lease with CommuniCare, increasing annualized cash rent under the master lease by approximately $4.7 million, subject to annual escalators.  The term of the CommuniCare master lease was extended to April 30, 2018, with two ten-year renewal options.

Also on April 18, 2008, and simultaneous with the amendment and extension of the master lease with CommuniCare, we entered into a first mortgage loan with CommuniCare in the amount of $74.9 million.  This mortgage loan matures on April 30, 2018 and carries an interest rate of 11% per year.  The $74.9 million mortgage included $4.9 million in funds placed in escrow for the purchase of a facility that was pending environmental and other studies prior to closure.  In December 2008, CommuniCare notified us of their decision not to purchase the additional facility and the escrow agent returned the escrowed funds to us.  As of December 31, 2008, the outstanding mortgage note was approximately $69.9 million.  CommuniCare used the proceeds of the mortgage loan to acquire seven (7) SNFs located in Maryland, totaling 965 beds from several unrelated third parties.  The mortgage loan is secured by a lien on the seven (7) facilities.  The mortgage properties are cross-collateralized with the master lease agreement.

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

Transition of Haven Properties to Formation/Genesis

In January 2008, we purchased from General Electric Capital Corporation (“GE Capital”) a $39.0 million mortgage loan due October 2012 on seven (7) facilities then operated by Haven Eldercare, LLC (“Haven”).  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities, resulting in a combined $61.8 million mortgage on these facilities immediately following the purchase from GE Capital.  In conjunction with the above noted mortgage and purchase option and the application of FIN 46R, we consolidated the financial statements and real estate of the Haven entity that was the obligor under this mortgage loan into our financial statements.  See Note 1 – Organization and Basis of Presentation for additional discussion regarding the impact of the consolidation of this entity.  On July 7, 2008, we took ownership and/or possession of the Haven facilities and TC Healthcare assumed operations of the facilities.  As a result of our taking ownership and/or possession of the Haven facilities, effective July 7, 2008, we were no longer required to consolidate the Haven entity pursuant to FIN 46R.  Our prior consolidation of the Haven entity under the mortgage loan resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (i) an increase in total gross investments of $39.0 million; (ii) an increase in accumulated depreciation of $3.1 million; (iii) an increase in Accounts receivable – net of $0.4 million; (iv) an increase in Other long-term borrowings of $39.0 million; and (v) a reduction of $2.7 million in Cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of this Haven entity for the period from January 1, 2008 through July 7, 2008 and the twelve- month periods ended December 31, 2007, respectively.  In 2007, the Haven facilities represented 9% of our total investment and 8% of our operating revenue.

From November 2007 until July 7, 2008, affiliates of Haven, one of our operators/lessees/mortgagors, operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of Haven were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that Haven owed to us in exchange for taking ownership of and transitioning certain of the assets of Haven to a new entity in which we have a substantial economic interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven, and a new entity and interim operator in which we have a substantial economic interest (TC Healthcare) began operating these facilities on our behalf through an independent contractor.  For financial reporting purposes, the financial statements of TC Healthcare, the new entity and interim operator which assumed the operations of these facilities on our behalf will be consolidated into our financial statements in accordance with FIN 46R beginning on July 7, 2008.  Effective September 1, 2008, TC Healthcare transferred the operations of 13 of the 15 facilities it operated to affiliates of Formation Capital (“Formation”).  Therefore, beginning on September 1, 2008, TC Healthcare includes only the financial results of the two remaining facilities that are currently pending state approval prior to the transfer of these facilities.

In January 2008, Haven entered into a debtors-in-possession financing (“DIP”) agreement with us and one other financial institution (collectively, the “DIP Lenders”), in which our initial participation was approximately $5.0 million of a $50.0 million total commitment.  The agreement was originally scheduled to mature in June 2008 and yield an interest rate of prime plus 3%.  On June 4, 2008, the DIP Lenders and Haven amended the DIP agreement (the “Amended DIP”) which, among other things, extended the term to allow Haven additional time to sell its assets.  As collateral for the Amended DIP, we received the right to use all facility accounts receivable generated from the Omega facilities from June 4, 2008 to satisfy any of our post-June 3, 2008 advances.  As of December 31, 2008, we had collected all outstanding balances on the DIP agreement and had $1.2 million net outstanding related to the Amended DIP.

We entered into a Master Transaction Agreement (“MTA”) to re-lease the Haven facilities to affiliates of Formation.  The 15 properties consist of 14 SNFs and one ALF, and are located in Connecticut (5), Rhode Island (4), New Hampshire (3), Vermont (2) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities.  As of September 30, 2008, we have completed the operational transfer of 13 of the 15 Haven facilities with an annual rent of approximately $10.1 million.  The operational transfer for the two remaining facilities in Vermont is subject to the receipt of appropriate regulatory approvals, which is expected sometime in the near future.  Annual rent for the facilities that have not closed due to regulatory requirements is approximately $2.0 million.

The master lease with Formation has an initial term of 10 years with initial annual rent of approximately $12.0 million upon regulatory approval for all facilities.  In addition, Formation has an option after the initial 12 months of the lease to convert eight of the leased facilities into mortgaged properties, with economic terms substantially similar to that of the original lease.

Other Formation Capital Facilities

On December 31, 2008, we acquired two SNFs in West Virginia, totaling 291 beds, for approximately $19.5 million, from an unrelated third party and leased the facility to Formation.  These facilities were added to Formation’s existing master lease and provides for an additional $2.4 million of cash rent annually starting January 1, 2009.

Longwood Management Corporation

On September 17, 2008, we purchased the land that our Pico Rivera facility is located on in California, for approximately $1 million.

Sun Healthcare Group, Inc.

On February 1, 2008, we amended our master lease with Sun primarily to: (i) consolidate three existing master leases into one master lease; (ii) extend the lease terms of the agreement through September 2017 for facilities acquired in August 2006; and (iii) allow for the sale of two rehabilitation hospitals currently operated by Sun.  On July 1, 2008, the two rehabilitation hospitals were sold for approximately $29.0 million.  As a result of the sale, contractual rent decreased by $1.7 million annually beginning July 1, 2008.

Assets Held for Sale

At December 31, 2008, we had one facility that we are marketing for sale, classified as held for sale with a net book value of approximately $0.2 million.  In 2008, we recorded an impairment reserve of $0.2 million to reduce the carrying value to our held-for-sale facility to its estimated fair market value.

Asset Sales

•
On January 31, 2008, we sold one SNF in California for approximately $1.5 million resulting in a gain of approximately $0.4 million, which was included in our gain/loss from discontinued operations.  For additional information, see Note 19 – Discontinued Operations.

•	On February 1, 2008, we sold one SNF in California for approximately $1.5 million resulting in a gain of approximately $46 thousand.

•	On July 1, 2008, we sold two rehabilitation hospitals in California for approximately $29.0 million resulting in a gain of approximately $12.3 million.

•	On September 29, 2008, we sold one SNF in Texas for approximately $0.1 million resulting in a loss of approximately $0.5 million.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Operating Revenues

Our operating revenues for the year ended December 31, 2008, were $193.8 million, an increase of $34.2 million over the same period in 2007.  Detailed changes in operating revenues for the year ended December 31, 2008 are as follows:

•
Rental income was $155.8 million, an increase of $3.7 million over the same period in 2007.  The increase is primarily due to: (i) additional rental income from the acquisitions of one SNF in January 2008, seven SNFs, one ALF and one rehabilitation hospital in April 2008 and four SNFs, one ALF and one ILF in September 2008, which were all leased to existing operators and (ii) an amendment to an existing operator’s lease that extended the terms of the lease agreement and increased the annual rent starting in the first quarter of 2008.  Offsetting the increase were (i) the first quarter 2007 reversal of approximately $5.0 million in allowance for straight-line rent, resulting from an improvement in one of our operator’s financial condition in 2007, (ii) the 2008 reduction of rent related to the bankruptcy of Haven and (iii) the sale of the two rehabilitation hospitals in 2008.

•
Mortgage interest income totaled $9.6 million, an increase of $5.7 million over the same period in 2007.  The increase was primarily the result of the mortgage financing of seven new facilities in April 2008.

•	Other investment income totaled $2.0 million, a decrease of $0.8 million over the same period in 2007. The primary reason for the decrease was the payoff of notes from our existing operators.
•
Miscellaneous revenue was $2.2 million, an increase of $1.4 million over the same period in 2007.  The primary reason for the increase was the payment of the Haven facilities’ late fees and penalties related to their bankruptcy.

•
Nursing home revenues of owned and operated assets was $24.2 million in 2008 compared to no revenue in 2007.  See Note 1 – Organization and Basis of Presentation for additional information regarding the consolidation of this entity.

Operating Expenses

Operating expenses for the year ended December 31, 2008, were $89.0 million, an increase of approximately $40.5 million over the same period in 2007.  Detailed changes in our operating expenses for the year ended December 31, 2008 versus the same period in 2007 are as follows:

•
Our depreciation and amortization expense was $39.9 million, compared to $36.0 million for the same period in 2007.  The increase is due to the acquisitions of one SNF in January 2008, seven SNFs, one ALF and one rehabilitation hospital in April 2008 and four SNFs, one ALF and one ILF in September 2008.

•	Our general and administrative expense, when excluding stock-based compensation expense related to restricted stock units, was $9.6 million, compared to $9.7 million for the same period in 2007.
•
Our restricted stock-based compensation expense was $2.1 million, an increase of $0.7 million over the same period in 2007.  The increase primarily related to four additional months of expense in 2008 versus 2007.  In May 2007, we entered into a new restricted stock agreement with executives of the Company.

•	In 2008, we recorded $5.6 million of provision for impairment, compared to $1.4 million for the same period in 2007.
•
In 2008, we recorded $4.3 million of provision for uncollectible accounts receivable associated with Haven.  The provision consisted of $3.3 million associated with straight-line receivables and $1.0 million in pre-petition contractual receivables.

•
Nursing home expenses of owned and operated assets was $27.6 million in 2008 compared to no expense in 2007.  See Note 1 – Organization and Basis of Presentation for additional information regarding the consolidation of this entity.

Other Income (Expense)

For the year ended December 31, 2008, our total other net expenses were $39.0 million as compared to $43.8 million for the same period in 2007, a decrease of $4.9 million.  The decrease was primarily due to lower average LIBOR interest rates on our outstanding borrowings and $0.5 million associated with cash received for a legal settlement in the second quarter of 2008.

2008 Taxes

So long as we qualify as a real estate investment trust (“REIT”), we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2008, preferred and common dividend payments of $98.1 million made throughout 2008 satisfy the 2008 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2008 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2008 was $77.7 million compared to $67.6 million for the same period in 2007.  The increase in income from continuing operations is the result of the factors described above.

2008 Discontinued Operations

Discontinued operations relate to properties we disposed of or plan to dispose of and are currently classified as assets held for sale.

For the year ended December 31, 2008, discontinued operations include the one month revenue of $15 thousand and a gain of $0.4 million on the sale of one SNF.

For the year ended December 31, 2007, discontinued operations include the revenue of $0.2 million and expense of $31 thousand and a gain of $1.6 million on the sale of four SNFs and two ALFs.

For additional information, see Note 19 – Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2008, was $98.1 million, compared to $93.5 million for the same period in 2007.

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

The following table presents our FFO results for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(in thousands)
Net income available to common	$70,551	$59,451
Deduct gain from real estate dispositions(1)	(12,292)	(1,994)
	58,259	57,457
Elimination of non-cash items included in net income:
Depreciation and amortization(2)	39,890	36,056
Funds from operations available to common stockholders	$98,149	$93,513

(1)
The deduction of the gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements.  The gain deducted includes $0.4 million gain and $1.6 million gain related to facilities classified as discontinued operations for the year ended December 31, 2008 and 2007, respectively.

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements.  FFO for 2008 and 2007 includes depreciation and amortization of $0 and $28 thousand, respectively, related to facilities classified as discontinued operations.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Operating Revenues

Our operating revenues for the year ended December 31, 2007 totaled $159.6 million, an increase of $24.0 million over the same period in 2006.  The $24.0 million increase was primarily a result of new investments made throughout 2006 and 2007, a change in an accounting estimate related to one of our operators, partially offset by reduction in mortgage interest income and restructuring associated with the Advocat securities we owned.

Detailed changes in operating revenues for the year ended December 31, 2007 are as follows:

•
Rental income was $152.1 million, an increase of $25.2 million over the same period in 2006.  The increase is primarily due to additional rental income from the third quarter 2006 acquisition of 30 SNFs and one independent living center from Litchfield Investment Company, LLC and its affiliates (“Litchfield”), the third quarter 2007 acquisition of five SNFs from Litchfield and a change in accounting estimate related to one of our operators as more fully disclosed in Note 3 – Properties and Note 2 – Summary of Significant Accounting Policies.  During the first quarter of 2007, we determined that we should reverse approximately $5.0 million of allowance previously established for straight-line rent, as a result of an improvement in Advocat’s financial condition.

•
Mortgage interest income totaled $3.9 million, a decrease of $0.5 million over the same period in 2006.  The decrease was primarily the result of a $10.0 million loan payoff that occurred in the second quarter of 2006.

•	Other investment income totaled $2.8 million, a decrease of $0.9 million over the same period in 2006. The primary reason for the decrease was due to restructuring Advocat securities we owned.
•	Miscellaneous revenue was $0.8 million, an increase of $0.3 million over the same period in 2006.

Operating Expenses

Operating expenses for the year ended December 31, 2007 totaled $48.5 million, an increase of approximately $1.9 million over the same period in 2006.  The increase was primarily due to $4.0 million of increased depreciation expense and a $1.4 million provision for impairment on real estate properties, offset by a reduction of $3.1 million of restricted stock-based compensation expense compared to 2006.

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

•	In 2006, we recorded $0.8 million of provision for uncollectible notes receivable.

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

•
For the year ended December 31, 2006, we sold our remaining 760,000 shares of Sun’s common stock we owned for approximately $7.6 million, realizing a gain on the sale of these securities of approximately $2.7 million.

•
For the year ended December 31, 2006 in accordance with FAS No. 133, we recorded a $9.1 million fair value adjustment to reflect the change in fair value during 2006 of our derivative instrument (i.e., the conversion feature of a redeemable convertible preferred stock security in Advocat, a publicly traded company; see Note 6 – Other Investments).

•	For the year ended December 31, 2006, we recorded a $3.6 million gain on Advocat securities (see Note 6 – Other Investments).
•
For the year ended December 31, 2006, we recorded $0.8 million of non-cash charge associated with the redemption of the remaining 20.7% of our $100 million aggregate principal amount of 6.95% unsecured notes due 2007 not otherwise tendered in 2005.

•
For the year ended December 31, 2006, we recorded a one time, non-cash charge of approximately $2.7 million relating to the write-off of deferred financing costs associated with the termination of our prior credit facility.

2007 Taxes

As more fully disclosed under “Taxation – Resolution of Related Party Tenant Issue” in Item 1 above, during the fourth quarter of 2006, we identified a related party tenant issue with one of our operators, Advocat, that could have been interpreted as affecting our compliance with federal income tax rules applicable to REITs regarding related party tenant income.  As a result of the related party tenant issue, we recorded a provision for income taxes of $2.3 million in 2006.  During the fourth quarter of 2006, we restructured our agreement with Advocat and have been advised by tax counsel that we will not receive a nonqualifying related party income from Advocat in future periods.  As a result of the restructured agreement, we do not expect to incur tax expense associated related party tenant income in periods commencing after January 1, 2007.  During the fourth quarter of 2007, we entered into a closing agreement with the IRS for the tax years 2002-2006.  In 2007, we recorded $7 thousand of tax credit related to resolving interest and penalties for the tax years 2002-2006.

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

For additional information, see Note 19 – Discontinued Operations.

Funds From Operations

Our FFO, for the year ended December 31, 2007, was $93.5 million, compared to $76.7 million for the same period in 2006.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the NAREIT, and, consequently, FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization.  We believe that FFO is an important supplemental measure of our operating performance.  Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions.  The term FFO was designed by the real estate industry to address this issue.  FFO herein is not necessarily comparable to FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

Liquidity and Capital Resources

At December 31, 2008, we had total assets of $1.4 billion, stockholders’ equity of $788.0 million and debt of $548.2 million, representing approximately 41.0% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2008.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$548,500	$-	$63,500	$-	$485,000
Operating lease obligations	3,214	209	582	614	1,809
Total	$551,714	$209	$64,082	$614	$486,809

(1)
The $548.5 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $63.5 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At December 31, 2008, we had $63.5 million outstanding under our $255.0 million revolving senior secured credit facility (“Credit Facility”) and no letters of credit outstanding, leaving availability of $191.5 million.  The $63.5 million of outstanding borrowings had a blended interest rate of 2.0% at December 31, 2008.  Borrowings under the credit agreement are due March 2010.

The Credit Agreement (the “Credit Agreement”) that governs our Credit Facility allowed us to increase our available borrowing base under the credit agreement from $200.0 million up to an aggregate of $300.0 million, subject to certain conditions.  Effective February 22, 2007, we exercised our right to increase the available revolving commitment under the Credit Agreement from $200.0 million to $255.0 million and we consented to the addition of 18 of our properties to the borrowing base assets under the Credit Agreement.  At December 31, 2008, we had real estate assets with a gross book value of $271.5 million pledged as collateral for the Credit Facility.  At December 31, 2008 and 2007, we had letters of credit outstanding of $0.0 million and $2.1 million, respectively.

For the years ended December 31, 2008 and 2007, the weighted average interest rates with respect to the Credit Facility were 3.89% and 6.70%, respectively.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of December 31, 2008, we were in compliance with all property level and corporate financial covenants.

Equity Financing

On October 16, 2008, we purchased 400,000 shares of our Series D Preferred Stock (NYSE:OHI PrD) at a price of $18.90 per share.  The liquidation preference for the Series D Preferred Stock (“Series D”) is $25.00 per share.   The purchase of the Series D Preferred Stock shares resulted in a fourth quarter 2008 gain of approximately $2.1 million, net of a non-cash charge of $0.3 million reflecting the write-off of the pro-rata portion of the original issuance costs of the Series D Preferred Stock.

On September 19, 2008, we closed an underwritten public offering of 6.0 million shares our common stock at $16.37 per share.  The net proceeds, after deducting underwriting discounts and offering expenses, were approximately $96.9 million.  The net proceeds were used to repay indebtedness under our senior credit facility and for working capital and general corporate purposes.

On May 6, 2008, we have issued 5.9 million shares of our common stock at $16.93 per share, in a registered direct placement to a number of institutional investors.  The net proceeds from the offering were approximately $98.8 million, after deducting the placement agent’s fee and other estimated offering expense.  The net proceeds were used to repay indebtedness under our senior credit facility.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the twelve- month period ended December 31, 2008, we issued 2,067,809 shares of common stock for approximately $34.1 million in net proceeds.

On October 29, 2008, we announced the immediate suspension of the optional cash purchase component of our DRSPP until further notice.  Dividend reinvestment and all other features of the DRSPP will continue as set forth in the DRSPP, including sales, transfers and certificate issuances of stock held in participant accounts.

Stockholders participating in the DRSPP who have elected to reinvest dividends will continue to have cash dividends reinvested in accordance with the DRSPP.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreement, unless a greater distribution is required to maintain REIT status.  The Credit Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.  In 2008, we paid dividends of $1.19 per share of common stock and $2.09 per share of preferred stock.  In 2008, we paid a total of $98.1 million in dividends to common and preferred stockholders.

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

Cash and cash equivalents totaled $0.2 million as of December 31, 2008, a decrease of $1.8 million as compared to the balance at December 31, 2007.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $89.3 million for the year ended December 31, 2008, as compared to $84.5 million for the same period in 2007, an increase of $4.8 million.   The increase is primarily due to additional cash flow resulting from new investments.

Investing Activities – Net cash flow used in investing activities was an outflow of $187.1 million for the year ended December 31, 2008, as compared to an outflow of $29.9 million for the same period in 2007.  The increase in cash outflow from investing activities of $157.2 million relates primarily to: (i) the level of acquisition of $112.8 million in real estate in 2008 compared to $39.5 million in 2007, (ii) the $74.9 million mortgage loan with one of our operators; (iii) the investment of $17.5 million in capital improvements and renovations in 2008 compared to $8.6 million in 2007; and (iv) the investment in a debtor-in-possession note with one of our operators in 2008; offset by change in net proceeds for the sales of real estate of $22.9 million and net change in collection of mortgage principal of $5.2 million.

In 2008, we acquired one SNF for $5.2 million in the first quarter of 2008, nine facilities for $47.4 million in the second quarter of 2008, six facilities for $40 million in the third quarter of 2008 and two SNFs for approximately $19.5 million in the fourth quarter of 2008.  In 2007, we acquired five SNFs for approximately $39.5 million.  In 2008, we sold two rehabilitation hospitals and three SNFs for approximately $31.9 million compared to sales of six SNFs and two ALFs in 2007 for approximately $9.0 million.

Financing Activities – Net cash flow from financing activities was an inflow of $96.0 million for the year ended December 31, 2008 as compared to an outflow of $53.4 million for the year ended December 31, 2007.  The $149.4 million change in financing cash flow was a result of an increase in dividend reinvestment proceeds of $15.2 million and an increase in common stock offering of $82.8 million.  In 2007 and 2008, we used the proceeds of the equity offerings to repay debt.  In 2008, dividend payments increased by $16.8 million as a result of the equity issuances and increased dividend per share, and we also paid $7.6 million to purchase a portion of our Series D preferred stock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies.  These policies were followed in preparing the consolidated financial statements for all periods presented.  Actual results could differ from those estimates.

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

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the CPI); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with specific determinable increases is recognized over the term of the lease on a straight-line basis.  SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We do not include contingent rents as income until the contingencies are resolved.

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

Recognizing rental income on a straight-line basis results may cause recognized revenue to exceed contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $43.1 million and $33.9 million, net of allowances, at December 31, 2008 and 2007, respectively.

Gains on sales of real estate assets are recognized pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No.66”).  The specific timing of the recognition of the sale and the related gain is measured against the various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement associated with the assets sold.  To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

Nursing home revenues of owned and operated assets consist of long-term care revenues, rehabilitation therapy services revenues, temporary medical staffing services revenues and other ancillary services revenues. The revenues are recognized as services are provided.  Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid.  Revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment.  Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  For additional information, see Note 4 – Owned and Operated Assets.

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

For the years ended December 31, 2008, 2007, and 2006, we recognized impairment losses of $5.6 million, $1.4 million and $0.5 million, respectively, including amounts classified within discontinued operations.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable.  When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows.  In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the collateral.  The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.  We recorded loan impairments of $0.0 million, $0.0 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 6 – Other Investments).  At December 31, 2008 and 2007, we had total reserves of approximately $2.2 million on two working capital notes.

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as assets held for sale in our balance sheet.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of income for all periods presented and assets held for sale in the consolidated balance sheet for all periods presented.

For the year ended December 31, 2008, we had one asset held for sale with a net book value of $0.2 million.  Discontinued operations includes the one month revenue of $15 thousand and the gain of $0.4 million on the sale of one SNF.

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

Effects of Recently Issued Accounting Standards

FAS 157 Evaluation

On January 1, 2008, we adopted Financial Accounting Standards Board, (“FASB”), Statement No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. We evaluated FAS No. 157 and determined that the adoption of the provisions FAS No. 157 effective on January 1, 2008 and 2009 had no impact on our financial statements.

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

The following disclosures of estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument.  Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

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

Borrowings under lines of credit arrangement - The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes - The fair value of the senior unsecured notes is estimated by discounting the future cash flows using the current borrowing rate available for the similar debt.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2008 was approximately $465.5 million.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $17.6 million at December 31, 2008.  The estimated fair value of our total long-term borrowings at December 31, 2007 was approximately $570.2 million, and a one percent increase in interest rates would have resulted in a decrease in the fair value of long-term borrowings by approximately $26.5 million.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.  The summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 is included in Note 17 to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in  accordance with GAAP and includes those policies and procedures that:

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in our 2008 financial statements under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

Compensation

The Board of Directors has modified the number of shares of restricted stock granted to non-employee directors each year.  Commencing in 2009, the Chairman of the Board is entitled to receive a grant of 3,500 shares of restricted stock each year, and each of the other non-employee directors is entitled to receive a grant of 2,100 shares of restricted stock each year.  These restricted stock grants were made as of February 3, 2009 and will be made as of January 15 in future years (or if January 15 is not a business day, the next business day).

The Board of Directors of the Company has adopted a Deferred Stock Plan that allows directors and executive officers to defer receipt of stock grants, subject to the terms of the plan and agreements approved by the Compensation Committee of the Board of Directors for such purpose.  The terms and conditions will be reflected in a deferral agreement approved by the Compensation Committee. If a participant makes a deferral election, the deferred shares will be issued at a date or event specified in the deferral agreement.

Unless otherwise determined by the Compensation Committee, each stock grant that is deferred will accrue dividend equivalents.  The Compensation Committee may provide in the applicable agreement that dividend equivalents will be deferred along with the stock grants or may give the participant the right to elect to receive the dividend equivalents currently or defer them.  If a participant makes a deferral election, the dividend equivalents will be deferred until the date or event specified in the participant’s agreement.  The Compensation Committee may allow a participant to elect, or may require, that deferred dividend equivalents will be converted into common stock under a conversion formula or instead that the dividend equivalents will not be converted but the amount will be increased by an interest rate set by the Compensation Committee.

Litigation Settlement Proceeds

In 1999, we filed suit against a former tenant seeking damages based on claims of breach of contract.  The defendants denied the allegations made in the lawsuit.  In June 2008, we were awarded damages in a jury trial.  The case was then settled prior to appeal.  In settlement of our claim against the defendants, we agreed in January 2009 to accept a lump sum cash payment of $6.8 million.  The cash proceeds were offset by related expenses incurred of $2.3 million, resulting in a net gain of $4.5 million paid in January 2009.  This gain will be recorded during the first quarter of 2009.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

For information regarding executive officers of our Company, see Item 1 – Business – Executive Officers of Our Company.

Code of Business Conduct and Ethics.  We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and controller.  A copy of our Code of Ethics is available on our website at www.omegahealthcare.com and print copies are available upon request without charge.  You can request print copies by contacting our Chief Financial Officer in writing at Omega Healthcare Investors, Inc., 200 International Circle, Suite 3500, Hunt Valley, Maryland 21030 or by telephone at 410-427-1700.  Any amendment to our Code of Ethics or any waiver of our Code of Ethics will be disclosed on our website at www.omegahealthcare.com promptly following the date of such amendment or waiver.

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 26, 2009

-F1-

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 26, 2009

-F2-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2008	2007
ASSETS
Real estate properties
Land and buildings	$1,372,012	$1,274,722
Less accumulated depreciation	(251,854)	(221,366)
Real estate properties – net	1,120,158	1,053,356
Mortgage notes receivable – net	100,821	31,689
	1,220,979	1,085,045
Other investments – net	29,864	13,683
	1,250,843	1,098,728
Assets held for sale – net	150	2,870
Total investments	1,250,993	1,101,598

Cash and cash equivalents	209	1,979
Restricted cash	6,294	2,104
Accounts receivable – net	75,037	64,992
Other assets	18,613	11,614
Operating assets for owned and operated properties	13,321	—
Total assets	$1,364,467	$1,182,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$63,500	$48,000
Unsecured borrowings	484,697	484,714
Other long–term borrowings	—	40,995
Accrued expenses and other liabilities	25,420	22,378
Accrued income tax liabilities	—	73
Operating liabilities for owned and operated properties	2,862	—
Total liabilities	576,479	596,160

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488 in 2008 and 4,740 shares Series D with an aggregate liquidation preference of $118,488 in 2007	108,488	118,488
Common stock $.10 par value authorized – 100,000 shares: Issued and outstanding – 82,382 shares in 2008 and 68,114 shares in 2007	8,238	6,811
Common stock – additional paid-in-capital	1,054,157	825,925
Cumulative net earnings	440,277	362,140
Cumulative dividends paid	(823,172)	(727,237)
Total stockholders’ equity	787,988	586,127
Total liabilities and stockholders’ equity	$1,364,467	$1,182,287

See accompanying notes.

-F3-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2008	2007	2006
Revenues
Rental income	$155,765	$152,061	$126,892
Mortgage interest income	9,562	3,888	4,402
Other investment income – net	2,031	2,821	3,687
Miscellaneous	2,234	788	532
Nursing home revenues of owned and operated assets	24,170	-	-
Total operating revenues	193,762	159,558	135,513
Expenses
Depreciation and amortization	39,890	36,028	32,070
General and administrative	11,701	11,086	13,744
Impairment on real estate properties	5,584	1,416	-
Provisions for uncollectible mortgages, notes and accounts receivable	4,248	-	792
Nursing home expenses of owned and operated assets	27,601	-	-
Total operating expenses	89,024	48,530	46,606

Income before other income and expense	104,738	111,028	88,907
Other income (expense):
Interest income	240	257	413
Interest expense	(37,745)	(42,134)	(42,174)
Interest – amortization of deferred financing costs	(2,001)	(1,958)	(1,952)
Interest – refinancing costs	-	-	(3,485)
Litigation settlements	526	-	-
Gain on sale of equity securities	-	-	2,709
Gain on investment restructuring	-	-	3,567
Change in fair value of derivatives	-	-	9,079
Total other expense	(38,980)	(43,835)	(31,843)

Income before gain on sale of real estate assets	65,758	67,193	57,064
Gain from assets sold – net	11,861	398	1,188
Income from continuing operations before income taxes	77,619	67,591	58,252
Provision for income taxes	72	7	(2,347)
Income from continuing operations	77,691	67,598	55,905
Discontinued operations	446	1,776	(208)
Net income	78,137	69,374	55,697
Preferred stock dividends	(9,714)	(9,923)	(9,923)
Preferred stock repurchase gain	2,128	-	-
Net income available to common shareholders	$70,551	$59,451	$45,774

Income per common share available to common shareholders:
Basic:
Income from continuing operations	$0.93	$0.88	$0.78
Net income	$0.94	$0.90	$0.78
Diluted:
Income from continuing operations	$0.93	$0.88	$0.78
Net income	$0.94	$0.90	$0.78

Dividends declared and paid per common share	$1.19	$1.08	$0.96

Weighted-average shares outstanding, basic	75,127	65,858	58,651
Weighted-average shares outstanding, diluted	75,213	65,886	58,745

Components of other comprehensive income:
Net income	$78,137	$69,374	$55,697
Unrealized gain on common stock investment	-	-	1,580
Reclassification adjustment for gains on common stock investment	-	-	(1,740)
Reclassification adjustment for gains on preferred stock investment	-	-	(1,091)
Unrealized loss on preferred stock investment	-	-	(803)
Total comprehensive income	$78,137	$69,374	$53,643
See accompanying notes.

-F4-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Preferred Stock	Cumulative Net Earnings

Balance at December 31, 2005 (56,872 common shares)	5,687	657,920	118,488	237,069
Impact of adoption of FAS No. 123(R)	—	(1,167)	—	—
Issuance of common stock:
Grant of restricted stock (7 shares at $12.59 per share)	1	(1)	—	—
Amortization of restricted stock	—	4,517	—	—
Vesting of restricted stock (grants 90 shares)	9	(247)	—	—
Dividend reinvestment plan (2,558 shares at $12.967 per share)	256	32,840	—	—
Exercised options (170 shares at an average exercise price of $2.906 pershare)	17	446	—	—
Grant of stock as payment of directors fees (6 shares at an average of$12.716 per share)	—	77	—	—
Costs for 2005 equity offerings	—	(178)	—	—
Net income for 2006	—	—	—	55,697
Common dividends paid ($0.96 per share).	—	—	—	—
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—
Reclassification for realized gain on Sun common stock investment	—	—	—	—
Unrealized gain on Sun common stock investment	—	—	—	—
Reclassification for unrealized gain on Advocat securities	—	—	—	—
Unrealized loss on Advocat securities	—	—	—	—

Balance at December 31, 2006 (59,703 common shares)	5,970	694,207	118,488	292,766
Issuance of common stock:
Grant of restricted stock (9 shares at $17.530 per share)	1	(1)	—	—
Amortization of restricted stock	—	1,425	—	—
Vesting of restricted stock (grants 62 shares)	6	(829)	—	—
Dividend reinvestment plan (1,190 shares at $15.911 per share)	119	18,768	—	—
Exercised options (12 shares at an average exercise price of $4.434 pershare)	1	41	—	—
Grant of stock as payment of directors fees (9 shares at an average of$16.360 per share)	1	149	—	—
Equity offerings (7,130 shares at $16.750 per share)	713	112,165	—	—
Net income for 2007	—	—	—	69,374
Common dividends paid ($1.08 per share).	—	—	—	—
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—

Balance at December 31, 2007 (68,114 common shares)	6,811	825,925	118,488	362,140
Issuance of common stock:
Grant of restricted stock (9 shares at $15.040 per share)	1	(1)	—	—
Amortization of restricted stock	—	2,103	—	—
Vesting of restricted stock (grants 272 shares)	27	(2,731)	—	—
Dividend reinvestment plan (2,068 shares at $16.502 per share)	206	33,866	—	—
Exercised options (5 shares at an average exercise price of $6.020 pershare)	1	30	—	—
Grant of stock as payment of directors fees (8 shares at an average of$16.024 per share)	1	124	—	—
Equity offerings (5,900 shares at $16.930 per share)	591	98,202	—	—
Equity offerings (6,000 shares at $16.370 per share)	600	96,327	—	—
Preferred stock purchase (400 shares at $18.90 per share)	—	312	(10,000)	—
Net income for 2008	—	—	—	78,137
Common dividends paid ($1.19 per share).	—	—	—	—
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—

Balance at December 31, 2008 (82,382 common shares)	$8,238	$1,054,157	$108,488	$440,277
See accompanying notes.

-F5-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
	Cumulative Dividends	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2005 (56,872 common shares)	(579,108)	(1,167)	2,054	440,943
Impact of adoption of FAS No. 123(R)	—	1,167	—	—
Issuance of common stock:
Grant of restricted stock (7 shares at $12.59 per share)	—	—	—	—
Amortization of restricted stock	—	—	—	4,517
Vesting of restricted stock (grants 90 shares)	—	—	—	(238)
Dividend reinvestment plan (2,558 shares at $12.967 per share)	—	—	—	33,096
Exercised options (170 shares at an average exercise price of $2.906per share)	—	—	—	463
Grant of stock as payment of directors fees (6 shares at an average of$12.716per share)	—	—	—	77
Costs for 2005 equity offerings	—	—	—	(178)
Net income for 2006	—	—	—	55,697
Common dividends paid ($0.96 per share).	(56,946)	—	—	(56,946)
Preferred dividends paid (Series D of $2.094 per share)	(9,923)	—	—	(9,923)
Reclassification for realized gain on Sun common stock investment	—	—	(1,740)	(1,740)
Unrealized gain on Sun common stock investment	—	—	1,580	1,580
Reclassification for unrealized gain on Advocat securities	—	—	(1,091)	(1,091)
Unrealized loss on Advocat securities	—	—	(803)	(803)

Balance at December 31, 2006 (59,703 common shares)	(645,977)	—	—	465,454
Issuance of common stock:
Grant of restricted stock (9 shares at $17.530 per share)	—	—	—	—
Amortization of restricted stock	—	—	—	1,425
Vesting of restricted stock (grants 62 shares)	—	—	—	(823)
Dividend reinvestment plan (1,190 shares at $15.911 per share)	—	—	—	18,887
Exercised options (12 shares at an average exercise price of $4.434per share)	—	—	—	42
Grant of stock as payment of directors fees (9 shares at an average of$16.360per share)	—	—	—	150
Equity offerings (7,130 shares at $16.750 per share)	—	—	—	112,878
Net income for 2007	—	—	—	69,374
Common dividends paid ($1.08 per share).	(71,337)	—	—	(71,337)
Preferred dividends paid (Series D of $2.094 per share)	(9,923)	—	—	(9,923)

Balance at December 31, 2007 (68,114 common shares)	(727,237)	—	—	586,127
Issuance of common stock:
Grant of restricted stock (9 shares at $15.040 per share)	—	—	—	—
Amortization of restricted stock	—	—	—	2,103
Vesting of restricted stock (grants 272 shares)	—	—	—	(2,704)
Dividend reinvestment plan (2,068 shares at $16.502 per share)	—	—	—	34,072
Exercised options (5 shares at an average exercise price of $6.020 per share)	—	—	—	31
Grant of stock as payment of directors fees (8 shares at an average of$16.024 per share)	—	—	—	125
Equity offerings (5,900 shares at $16.930 per share)	—	—	—	98,793
Equity offerings (6,000 shares at $16.370 per share)	—	—	—	96,927
Preferred stock purchase (400 shares at $18.90 per share)	2,128	—	—	(7,560)
Net income for 2008	—	—	—	78,137
Common dividends paid ($1.19 per share).	(88,349)	—	—	(88,349)
Preferred dividends paid (Series D of $2.094 per share)	(9,714)	—	—	(9,714)

Balance at December 31, 2008 (82,382 common shares)	$(823,172)	$—	$—	$787,988
See accompanying notes.

-F6-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2008	2007	2006
Cash flow from operating activities
Net income	$78,137	$69,374	$55,697
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	39,890	36,056	32,263
Impairment (including amounts in discontinued operations)	5,584	1,416	541
Provisions for uncollectible mortgages, notes and accounts receivable (including amounts in discontinued operations)	4,248	—	944
Income from accretion of marketable securities to redemption value	(207)	(207)	(1,280)
Refinancing costs	—	—	3,485
Amortization for deferred financing costs	2,001	1,958	1,952
Gain on assets and equity securities sold - net (incl. amounts in discontinued operations)	(12,292)	(1,994)	(4,063)
Gain on investment restructuring	—	—	(3,567)
Restricted stock amortization expense	2,103	1,425	4,517
Adjustment of derivatives to fair value	—	—	(9,079)
Other	(188)	(296)	(61)
Net change in accounts receivable	681	(2,145)	(64)
Net change in straight-line rent	(11,860)	(13,821)	(6,158)
Net change in lease inducement	(2,596)	2,168	(19,965)
Net change in other assets	(4,619)	(185)	2,558
Net change in income tax liabilities	(72)	(5,574)	2,347
Net change in other operating assets and liabilities	(1,023)	(3,633)	2,744
Net change in operating assets and liabilities for owned and operated properties	(10,459)	—	—
Net cash provided by operating activities	89,328	84,542	62,811

Cash flow from investing activities
Acquisition of real estate	(112,760)	(39,503)	(178,906)
Placement of mortgage loans	(74,928)	(345)	—
Proceeds from sale of equity securities	—	—	7,573
Proceeds from sale of real estate investments	31,902	9,042	2,406
Capital improvements and funding of other investments	(17,458)	(8,550)	(6,806)
Proceeds from other investments	16,510	17,671	37,937
Investments in other investments– net	(36,310)	(8,978)	(34,445)
Collection of mortgage principal	5,945	757	10,886
Net cash used in investing activities	(187,099)	(29,906)	(161,355)

Cash flow from financing activities
Proceeds from credit line borrowings	361,300	129,000	262,800
Payments of credit line borrowings	(345,800)	(231,000)	(170,800)
Payment of financing costs	—	(696)	(3,194)
Proceeds from long-term borrowings	—	—	39,000
Payments of long-term borrowings	(40,995)	(415)	(390)
Payment to Trustee to redeem long-term borrowings	—	—	—
Receipts from Dividend Reinvestment Plan	34,072	18,887	33,096
Receipts/(payments) for exercised options – net	(2,673)	(780)	225
Dividends paid	(98,063)	(81,260)	(66,869)
Repurchase of preferred stock	(7,560)	—	—
Proceeds from common stock offering	195,720	112,878	—
Payment on common stock offering	—	—	(178)
Other	—	—	1,635
Net cash provided by (used in) financing activities	96,001	(53,386)	95,325

(Decrease) increase in cash and cash equivalents	(1,770)	1,250	(3,219)
Cash and cash equivalents at beginning of year	1,979	729	3,948
Cash and cash equivalents at end of year	$209	$1,979	$729
Interest paid during the year, net of amounts capitalized	$38,016	$39,416	$34,995
See accompanying notes.

-F7-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”).  From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care nursing homes, assisted living facilities, independent living facilities and rehabilitation hospitals.  In July 2008, we assumed operating responsibilities for 14 of our skilled nursing facilities (“SNFs”) and one of our assisted living facilities (“ALFs”) due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.

We have one reportable segment consisting of investments in real estate.  Our business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term lease and mortgage agreements.  All of our leases are “triple-net” leases, which require the operators/tenants to pay all property related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Substantially all depreciation expenses reflected in the consolidated statements of income relate to the ownership of our investment in real estate.  At December 31, 2008, we have investments in 256 healthcare facilities located throughout the United States.

Consolidation

Our consolidated financial statements include the accounts of Omega and all direct and indirect wholly owned subsidiaries as well as entities that we consolidate due to the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”).  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

FIN 46R addresses the consolidation by business enterprises of Variable Interest Entities (“VIEs”).  We consolidate all VIEs for which we are the primary beneficiary.  Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46R requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary generally is the entity that will receive a majority of the VIEs expected losses, receive a majority of the VIEs expected residual returns, or both.

During the first quarter of 2006, an entity of Haven Eldercare, LLC (“Haven”), formerly one of our operators, entered into a $39.0 million first mortgage loan with GE Capital (collectively, “GE Loan”).  Haven used the $39.0 million in proceeds to partially repay on a $61.8 million mortgage it had with us.  Simultaneously, we subordinated the payment of our remaining $22.8 million mortgage note, to that of the GE Loan.  The mortgage agreement included a purchase option allowing us to purchase the facilities for $61.8 million.  The Haven entity was engaged in the ownership and rental of six SNFs and one ALF.  In accordance with FIN 46R, we determined that we were the primary beneficiary of the Haven entity and consolidated the financial statements and related real estate of the Haven entity starting in 2006.  In January 2008, we purchased the $39.0 million GE loan from GE Capital.

On July 7, 2008, we took ownership and/or possession through bankruptcy proceedings of 15 facilities previously operated by Haven, including all of the facilities previously mortgaged to the Haven entity that we consolidated and TC Healthcare, a new entity and an interim operator in which we have a substantial economic interest was formed and began operating these facilities on our behalf through an independent contractor.  As a result of the bankruptcy proceedings, the mortgage with the Haven entity was retired in exchange for our ownership of the facilities.  Accordingly, effective July 7, 2008, we were no longer required to consolidate the Haven entity into our financial statements.  However, pursuant to FIN 46R and effective July 7, 2008, we determined that we were the primary beneficiary of TC Healthcare and were required to consolidate the financial position and results of operations of TC Healthcare.  Effective September 1, 2008, we transitioned/leased 13 of the 15 facilities that were being operated by TC Healthcare to a new operator/tenant and ceased consolidation of those facilities operations.  TC Healthcare continues to be responsible for the operations of two facilities as of December 31, 2008 which are in the process of being transitioned to the new operator/tenant pending regulatory approval by the state.  For additional information relating to our consolidation of TC Healthcare, including revenues, expenses, assets and liabilities (see Note 4 – Owned and Operated Assets).

-F8-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- Continued

The consolidation of the Haven entity under the mortgage loan resulted in the following adjustments to our consolidated balance sheet as of December 31, 2007: (i) an increase in total gross investments of $39.0 million; (ii) an increase in accumulated depreciation of $3.1 million; (iii) an increase in Accounts receivable – net of $0.4 million; (iv) an increase in Other long-term borrowings of $39.0 million; and (v) a reduction of $2.7 million in cumulative net earnings primarily due to increased depreciation expense.  Our results of operation reflect the impact of the consolidation of this Haven entity through July 6, 2008.

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

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings and improvements and three to 10 years for furniture, fixtures and equipment.  Leasehold interests are amortized over the shorter of useful life or term of the lease, with lives ranging from four to 12 years.

Owned and Operated Assets

Real estate properties that are operated pursuant to a foreclosure proceeding are included within "real estate properties" and are reported at the time of foreclosure at the lower of carrying cost or fair value.

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

-F9-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- Continued

If we decide to sell real estate properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets.  If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell.  Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers.

For the years ended December 31, 2008, 2007, and 2006 we recognized impairment losses of $5.6 million, $1.4 million and $0.5 million, respectively, including amounts classified within discontinued operations.  In 2008, we amended a master lease with an existing operator to allow for the construction of a new facility to replace an existing facility currently operated by the operator and recorded an impairment on the existing property.  In addition, in 2008, based upon provisions in a master lease with our tenant, the lessee exercised its option to vacate one of our properties and remove it from the master lease.  We recorded an impairment charge of $3.9 million on this property to record it at its estimated fair value.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding loans and notes receivable.  When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows.  In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the collateral.  The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.  We recorded loan impairments of $0.0 million, $0.0 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We currently account for impaired loans using the cost-recovery method applying cash received against the outstanding principal balance prior to recording interest income (see Note 6 – Other Investments).  At December 31, 2008 and 2007, we had allowances for loan losses totaling $2.2 million on two working capital notes.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased.  These investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash consists primarily of funds escrowed for tenants’ security deposits required by us pursuant to certain contractual terms (see Note 8 – Lease and Mortgage Deposits).

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

-F10-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of our net receivables by type is as follows:

	December 31,
	2008	2007
	(in thousands)

Contractual receivables	$2,358	$5,517
Straight-line receivables	43,636	34,537
Lease inducements	30,561	27,965
Allowance	(1,518)	(3,027)
Accounts receivable – net	$75,037	$64,992

In 2008, we recorded a $5.7 million lease inducements associated with the master lease agreement with affiliates of Formation Capital (“Formation”), the new operator/tenant of 13 facilities previously operated by Haven.

We continuously evaluate the payment history and financial strength of our operators and have historically established allowance reserves for straight-line rent adjustments for operators that do not meet our requirements.  We consider factors such as payment history, the operator’s financial condition as well as current and future anticipated operating trends when evaluating whether to establish allowance reserves.  During the three months ended June 30, 2008, we recorded a $4.3 million provision for uncollectible accounts receivable associated with Haven receivables.  The $4.3 million charge consisted of $3.3 million to write-off straight-line receivables and $1.0 million to establish an allowance for pre-petition contractual receivables associated with Haven.  In 2008, we wrote-off some receivables that were fully reserved.

Accounts receivable from owned and operated assets consist of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items.  For additional information, see Note 4 – Owned and Operated Assets.

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

-F11-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Financing Costs

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximate the effective interest method. Amortization of financing costs totaling $2.0 million, $2.0 million and $2.0 million in 2008, 2007 and 2006, respectively, is classified as “interest - amortization of deferred financing costs” in our consolidated statements of income.  When financings are terminated, unamortized amounts paid, as well as charges incurred for the termination, are expensed at the time the termination is made.  Gains and losses from the extinguishment of debt are presented as interest expense within income from continuing operations in the accompanying consolidated financial statements.

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as other investments, including working capital loans.  We recognize rental income and mortgage interest income and other investment income as earned over the terms of the related master leases and notes, respectively.

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with specific determinable increases is recognized over the term of the lease on a straight-line basis.  Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We do not include contingent rents as income until the contingencies have been resolved.

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

Recognizing rental income on a straight-line basis may cause recognized revenue to exceed contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $43.1 million and $33.9 million, net of allowances, at December 31, 2008 and 2007, respectively.

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

Nursing home revenues of owned and operated assets consist of long-term care revenues, rehabilitation therapy services revenues, temporary medical staffing services revenues and other ancillary services revenues. The revenues are recognized as services are provided.  Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid.  Revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment.  Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  For additional information, see Note 4 – Owned and Operated Assets.

-F12-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Held for Sale and Discontinued Operations

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), are reflected as assets held for sale in our balance sheet.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of income for all periods presented and assets held for sale in the consolidated balance sheet for all periods presented.  We had one assets held for sale as of December 31, 2008 with a net book value of $0.2 million.

For additional information, see Note 19 – Discontinued Operations.

Derivative Instruments

We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“FAS No. 133”).  From time to time we may use derivatives financial instruments to manage interest rates.  These instruments include options, forwards, interest rate swaps, caps or floors or a combination thereof depending on the underlying exposure.  We do not use derivatives for trading or speculative purposes.  On the date we enter into a derivative, the derivative is designated as a hedge of the identified exposure.  We measure the effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis.

FAS No.133 requires that all derivatives are recognized on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. Gains and losses related to hedged transaction are deferred and recognized as interest expense in the period or periods that the underlying transaction occurs, expires or is otherwise terminated. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

At December 31, 2008 and 2007, we had no derivative instruments.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year.  Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options and restricted stock.  For additional information, see Note 18 – Earnings Per Share.

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code.  So long as we qualify as a REIT; we will not be subject to Federal income taxes on the REIT taxable income that we distributed to shareholders, subject to certain exceptions.  In 2008, we paid preferred and common dividend payments of $98.1 million which satisfies the 2008 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We record interest and penalty charges associated with tax matters as income tax.  For additional information on income taxes, see Note 11 – Taxes.

-F13-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of that position to be recognized in an enterprise’s financial statements.  The interpretation requires a review of all tax positions accounted for in accordance with FASB Statement No. 109 and applies a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.  We are subject to the provisions of FIN 48 beginning January 1, 2007.  We evaluated FIN 48 and determined that the adoption of FIN 48 had no impact on our financial statements.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method, and therefore has not restated the results of prior periods.  The additional expense recorded in 2006 as a result of this adoption is approximately $3 thousand.

Effects of Recently Issued Accounting Standards

FAS 157 Evaluation

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations.  We evaluated FAS No. 157 and determined that the adoption of the provisions FAS No. 157 effective on January 1, 2008 and 2009 had no impact on our financial statements.

FAS 159 Evaluation

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  We adopted SFAS No. 159 on January 1, 2008.  We evaluated SFAS No. 159 and did not elect the fair value accounting option for any of our eligible assets; therefore, the adoption of SFAS 159 had no impact on our financial statements.

FAS 141(R) Evaluation

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141(R)”).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; expense as incurred, acquisition related transaction costs.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We intend to adopt the standard on January 1, 2009.  We are currently evaluating the impact, if any, that FAS 141(R) will have on our financial statements.

-F14-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Risks and Uncertainties

Our company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the growth in cost of healthcare services (see Note 7 – Concentration of Risk).

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the 2008 presentation and to reflect the results of discontinued operations.  Such reclassifications have no effect on previously reported earnings or equity.  See Note 19 – Discontinued Operations for a discussion of discontinued operations.

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 238 long-term care facilities and two rehabilitation hospitals at December 31, 2008, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of the leases and master leases provide for minimum annual rentals that are typically subject to annual increases based upon the lesser of a fixed amount or increases derived from changes in CPI.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2008	2007
	(in thousands)
Buildings	$1,279,266	$1,191,816
Land	92,746	82,906
	1,372,012	1,274,722
Less accumulated depreciation	(251,854)	(221,366)
Total	$1,120,158	$1,053,356

The future minimum estimated rents due for the remainder of the initial terms of the leases are as follows at December 31, 2008:

(in thousands)
2009	$155,819
2010	158,665
2011	161,536
2012	158,197
2013	160,610
Thereafter	642,239
Total	$1,437,066

Below is a summary of the significant lease transactions that occurred in 2008.

2008 Acquisitions

On December 31, 2008, we purchased two (2) SNFs from an unrelated third party for $19.5 million and leased those facilities to an existing operator, Formation.  The facilities were added to Formation’s existing master lease and will increase cash rent by $2.4 million annually starting in 2009.  The $19.5 million was allocated to building and personal property of $18.7 million and $0.8 million, respectively.

-F15-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In September 2008, we purchased four (4) SNFs, one (1) ALF and one (1) independent living facility (“ILF”) for $40.0 million from subsidiaries of an existing tenant, and leased those facilities back to the tenant.  The facilities were added to the tenant’s existing master lease and will increase cash rent by $4.0 million annually.  The $40.0 million acquisition price was allocated $2.4 million to land, $35.4 million to building and $2.2 million to personal property.

In April 2008, we purchased seven (7) SNFs, one (1) ALF and one rehab hospital for $47.4 million from an unrelated third party and leased the facilities to an existing tenant of ours.  The facilities were added to the tenant’s existing master lease and will increase cash rent by $4.7 million annually.  The $47.4 million acquisition price was allocated $6.6 million to land, $38.9 million to building and $1.9 million to personal property.

In January 2008, we purchased one (1) SNF for $5.2 million from an unrelated third party and leased the facility to an existing tenant of ours.  The facility was added to the tenant’s existing master lease and increased cash rent by $0.5 million annually.  The $5.2 million acquisition price was allocated $0.4 million to land, $4.5 million to building and $0.3 million to personal property.

In January 2008, we purchased from GE Capital a $39.0 million first mortgage loan on seven (7) facilities operated by Haven due October 2012.  Prior to the acquisition of this first mortgage, we had a $22.8 million second mortgage on these facilities.  In July 2008, we acquired these properties from Haven through a credit bid with the United States Bankruptcy Court.  These facilities were part of the Haven’s chapter 11 proceeding being jointly administered in the United States Bankruptcy Court for the District of Connecticut, New Haven Division that began in November 2007.  We consolidated the Haven entity which owned these facilities into our financial statements in accordance with FIN 46R because we determined that the Haven entity was a VIE and that we were the primary beneficiary, see Note 1 – Organization and Basis of Presentation for additional information.  In 2007, the Haven facilities represented approximately 8% of our operating revenue.

2007 Acquisitions

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

2006 Acquisitions

In the third quarter of 2006, we completed two transactions: (i) on August 1, 2006, we purchase a 100% interest in 30 SNFs and one (1) ILF from Litchfield; and (ii) on September 1, 2006, we purchased a 100% interest in a facility located in Pennsylvania, the combined total investment was $178.9 million.  We have finalized the purchase price allocation of the $178.9 million.  The amount allocated to land, building and personal property is $15.4 million, $154.4 million and $7.5 million, respectively, including $1.8 million in land and building classified as held for sale.  We also allocated $1.6 million to a below-market lease.

Assets Sold or Held for Sale

•
At December 31, 2008, we had one SNF classified as held-for-sale with a net book value of approximately $0.2 million.  In 2008, a $0.2 million provision for impairment charge was recorded to reduce the carrying value of our held-for-sale facility to its estimated fair value.

-F16-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•
At December 31, 2007, we had three facilities classified as held for sale with a net book value of approximately $2.9 million.  In 2007, we recorded a $1.4 million provision for impairment charge on one of the facility to reduce the carrying value to its estimated fair value.

2008 Asset Sales

•
On January 31, 2008, we sold one SNF in California for approximately $1.5 million resulting in a gain of approximately $0.4 million, which was included in our gain (loss) from discontinued operations.  For additional information, see Note 19 – Discontinued Operations.

•	On February 1, 2008, we sold a SNF in California for approximately $1.5 million resulting in a gain of approximately $46 thousand.

•	On July 1, 2008, we sold two rehabilitation hospitals in California for approximately $29.0 million resulting in a gain of approximately $12.3 million.

•	On September 29, 2008, we sold one SNF in Texas for approximately $0.1 million resulting in a loss of approximately $0.5 million.

2007 Asset Sales

•	In November 2007, we sold two SNFs in Iowa for approximately $2.8 million resulting in a gain of $0.4 million.

•	In May 2007, we sold two SNFs in Texas for their net book values, generating cash proceeds of approximately $1.8 million.

•	In March 2007, we sold a SNF in Arkansas for approximately $0.7 million resulting in a loss of $15 thousand. The results of this operation and the related loss are included in discontinued operations.

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

NOTE 4 – OWNED AND OPERATED ASSETS

At December 31, 2008, we own and are operating two facilities with a total of 279 beds that were previously recovered from a bankrupt operator/tenant.

Since November 2007, affiliates of Haven, one of our operators/lessees/mortgagors, operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of the Haven facilities were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that it owed to us in exchange for taking ownership of and transitioning certain of its assets to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective as of July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven and TC Healthcare, a new entity and an interim operator in which we have a substantial economic interest, began operating these facilities on our behalf through an independent contractor.

-F17-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 6, 2008, we entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation whereby Formation agreed (subject to certain closing conditions, including the receipt of licensure) to lease 14 SNFs and one ALF facility under a master lease.  These facilities were formerly leased to Haven.

Effective September 1, 2008, we completed the operational transfer, of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which are currently being operated by TC Healthcare, will transfer to Formation/Genesis upon the appropriate regulatory approvals expected sometime in the near future.  Our financial statements include the financial position and results of operations of TC Healthcare from July 7, 2008 to December 31, 2008.  As of December 31, 2008, our gross investment in land and buildings for the two properties operated by TC Healthcare was approximately $14.4 million.

Nursing home revenues, expenses, assets and liabilities included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	For Year Ended December 31,
	2008	2007
	(in thousands)
Nursing home revenues (1) (3)	$24,170	$—

Nursing home expenses (2) (3)	27,601	—
Loss from nursing home operations	$(3,431)	$—

(1)	Nursing revenues and expenses includes revenues and expenses for 15 facilities for the period July 7, 2008 through August 31, 2008 and two facilities from September 1, 2008 through December 31, 2008.
(2)	Includes $0.9 million related to employee severance.
(3)	Nursing home revenues and expenses for the three months ended December 31, 2008, were $4.8 million and $6.8 million, respectively.

NOTE 5 - MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable relate to fixed-rate mortgages on 15 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four states, operated by four independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of December 31, 2008, we have no foreclosed property and none of our mortgages were in foreclosure proceedings.

2008 and 2007 Mortgage Note Activity

In January 2008, we purchased from GE Capital a $39.0 million mortgage loan due October 2012 on seven facilities then operated by Haven.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities, resulting in a combined $61.8 million mortgage on these facilities immediately following the purchase from GE Capital.  In conjunction with the above-noted mortgage and the application of FIN 46R, we consolidated the financial statements and real estate of the Haven entity that was the obligor under this mortgage loan into our financial statements.  On July 7, 2008, we took ownership and/or possession of the Haven facilities and a new entity assumed operations of the facilities.  As a result of our taking ownership and/or possession of the Haven facilities, effective July 7, 2008, the mortgage note was retired and we were no longer required to consolidate the Haven entity.

-F18-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On April 18, 2008, and simultaneous with the amendment and extension of the master lease with CommuniCare Health Services (“CommuniCare”), we entered into a first mortgage loan with CommuniCare in the amount of $74.9 million.  This mortgage loan matures on April 30, 2018 and carries an interest rate of 11% per year.  The $74.9 million mortgage included $4.9 million in funds placed in escrow for the purchase of a facility that was pending environmental and other studies prior to closure.  In December 2008, CommuniCare notified us of their decision not to purchase the additional facility and the escrow agent returned the escrowed funds to us.  As of December 31, 2008, the outstanding mortgage note was $69.9 million.  CommuniCare used the proceeds of the mortgage loan to acquire seven (7) SNFs located in Maryland, totaling 965 beds from several unrelated third parties.  The mortgage loan is secured by a lien on the seven (7) facilities.  The mortgage properties are cross-collateralized with the master lease agreement.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2008	2007
	(in thousands)

Mortgage note due 2014; monthly payment of $66,923, including interest at 11.00%	$6,701	$6,752
Mortgage note due 2018; monthly payment of $635,303, including interest at 11.00%	69,928	-
Mortgage note due 2010; monthly payment of $124,833, including interest at 11.50%	12,474	12,534
Mortgage note due 2016; monthly interest only payment of $116,992 at 11.50%	11,095	10,945
Other mortgage notes	623	1,458
Total mortgages — net (1)	$100,821	$31,689
(1)	Mortgage notes are shown net of allowances of $0.0 million in 2008 and 2007.

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2008	2007
	(in thousands)
Notes receivable, net	$25,337	$9,400
Marketable securities and other	4,527	4,283
Total other investments	$29,864	$13,683

At December 31, 2008, we had 9 notes receivable, with maturities ranging from on demand to 2018.  At December 31, 2007, we had 10 notes receivable, with maturities ranging from on demand to 2016.  At December 31, 2008 and 2007, we had total reserves of approximately $2.2 million on two notes.

For the year ended December 31, 2008 and 2007, apart from the normal scheduled monthly loan payments, we had the following transactions that impacted our other investments:

2008 Transactions

Haven Properties Debtor-in-Possession Financing Agreement

In January 2008, Haven entered into a debtors-in-possession financing (“DIP”) agreement with us and one other financial institution (collectively, the “DIP Lenders”), in which our initial participation was approximately $5.0 million of a $50 million total commitment.  The agreement was originally scheduled to mature in June 2008 and yield an interest rate of the greater of prime plus 3% or 9.5% annually.  On June 4, 2008, the DIP Lenders and Haven amended the DIP agreement (the “Amended DIP”) which, among other things, extended the term to allow Haven additional time to sell its assets.  As collateral for the Amended DIP, we received the right to use all facility accounts receivable generated from the Omega facilities from June 4, 2008 to satisfy any of our post-June 3, 2008 advances.  As of December 31, 2008, we had collected all outstanding balances on the DIP agreement and had $1.2 million net outstanding related to the Amended DIP.

-F19-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Formation Capital Note Origination

In September 2008, we entered into a loan agreement with Formation pursuant to which we agreed to provide Formation up to $23.0 million working capital in two years.

Alden Management Note Payoff

In May 2008, we received approximately $0.8 million in proceeds on a loan payoff.

Mark Ide Limited Liability Company Note Payoff

In May 2008, we received approximately $1.3 million in proceeds on a loan payoff.

Nexion Health, Inc. Note Payoff

In February 2008, we received approximately $0.1 million in proceeds on a loan payoff.

2007 Transactions

Debtor-in-Possession Financing Agreement

In May 2007, we entered into a DIP financing agreement with one of our operators, providing up to $6.0 million to maintain its day-to-day operation while it was undergoing its workout plan.  The balance was paid off in August 2007.

Alden Management Note Payoff

In August 2007, we received approximately $4.0 million in proceeds on a loan payoff.

NOTE 7 - CONCENTRATION OF RISK

As of December 31, 2008, our portfolio of domestic investments consisted of 256 healthcare facilities, located in 28 states and operated by 25 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.5 billion at December 31, 2008, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 227 SNFs, seven ALFs, two rehabilitation hospitals, two ILFs, fixed rate mortgages on 15 SNFS, two SNFS that are owned and operated and one SNF is currently held for sale.  At December 31, 2008, we also held miscellaneous investments of approximately $29.9 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2008, approximately 24% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc (“Sun”) (14%) and Advocat (10%).  Our largest private company operators (by investment) were CommuniCare (22%), Signature Holding II, LLC (10%).  No other operator represents more than 9% of our investments.  The three states in which we had our highest concentration of investments were Ohio (23%), Florida (12%) and Pennsylvania (10%) at December 31, 2008.

For the year ended December 31, 2008, our revenues from operations totaled $193.8 million, of which approximately $31.7 million were from Sun (16%), $31.6 million from CommuniCare (16%) and $20.5 million from Advocat (11%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2008.  In addition, our owned and operated assets generated $24.2 million (12%) of revenue in 2008.  Thirteen of these facilities were transitioned/leased to a new operator/tenant effective September 1, 2008.

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

-F20-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators.  These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of its investments.  At December 31, 2008, we held $6.3 million in such liquidity deposits and $29.6 million in letters of credit.  The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code.  Liquidity deposits are recorded as restricted cash on our consolidated balance sheet.  Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

NOTE 9 - BORROWING ARRANGEMENTS

Secured Borrowings

At December 31, 2008, we had $63.5 million outstanding under our $255.0 million revolving senior secured credit facility (the “Credit Facility”) and no letters of credit outstanding, leaving availability of $191.5 million as of December 31, 2008.  The $63.5 million of outstanding borrowings had a blended interest rate of 2.0% at December 31, 2008.  The Credit Facility matures in March 2010.

At December 31, 2007, we had $48.0 million outstanding under the Credit Facility and $2.1 million of letters of credit outstanding.  The $48.0 million of outstanding borrowings had a blended interest rate of 6.15% at December 31, 2007.

For the years ended December 31, 2008 and 2007, the weighted average interest rates were 3.89% and 6.70%, respectively.

The Credit Agreement (the “Credit Agreement”) that governs our Credit Facility, allowed us to increase our available borrowing base under the Credit Agreement from $200.0 million up to an aggregate of $300.0 million, subject to certain conditions.  Effective February 22, 2007, we exercised our right to increase the available revolving commitment under the Credit Agreement from $200.0 million to $255.0 million and we consented to the addition of 18 of our properties to the borrowing base assets under the Credit Agreement.  In 2007, we paid approximately $0.7 million in fees and expenses associated with increasing the available revolving commitments.  At December 31, 2008, we had real estate assets with a gross book value of $271.5 million pledged as collateral for the Credit Facility.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of December 31, 2008, we were in compliance with all property level and corporate financial covenants.

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

Unsecured Borrowings

Other Long-Term Borrowings

In January 2008, we purchased from GE Capital a $39.0 million mortgage loan due October 2012 on seven facilities then operated by Haven.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities, resulting in a combined $61.8 million mortgage on these facilities immediately following the purchase from GE Capital.  In conjunction with the above-noted mortgage and purchase option and the application of FIN 46R, we consolidated the financial statements and real estate of the Haven entity that was the obligor under this mortgage loan into our financial statements.  On July 7, 2008, we took ownership and/or possession of the Haven facilities and TC Healthcare assumed operations of the facilities.  As a result of our taking ownership and/or possession of the Haven facilities, effective July 7, 2008, the mortgage note was retired and we were no longer required to consolidate the Haven entity pursuant to FIN 46R.  See Note 1 – Organization and Basis of Presentation for additional discussion regarding the impact of the consolidation of the Haven entity on our financial statements.

-F21-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of our long-term borrowings:

	December 31,
	2008	2007
	(in thousands)
Unsecured borrowings:
7% Notes due April 2014	$310,000	$310,000
7% Notes due January 2016	175,000	175,000
Haven – GE Loan due October 2012	—	39,000
Premium on 7% Notes due April 2014	831	990
Discount on 7% Notes due January 2016	(1,134)	(1,276)
Other long-term borrowings	—	1,995
	484,697	525,709
Secured borrowings:
Revolving lines of credit	63,500	48,000
Totals	$548,197	$573,709

The required principal payments, excluding the premium/discount on the 7% Notes, for each of the five years following December 31, 2008 and the aggregate due thereafter are set forth below:

(in thousands)
2009	$—
2010	63,500
2011	—
2012	—
2013	—
Thereafter	485,000
Totals	$548,500

-F22-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10 - FINANCIAL INSTRUMENTS

At December 31, 2008 and 2007, the carrying amounts and fair values of our financial instruments were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$209	$209	$1,979	$1,979
Restricted cash	6,294	6,294	2,104	2,104
Mortgage notes receivable – net	100,821	93,892	31,689	31,880
Other investments	29,864	25,343	13,683	13,642
Totals	$137,188	$125,738	$49,455	$49,605
Liabilities:
Revolving lines of credit	$63,500	$59,550	$48,000	$48,000
7.00% Notes due 2014	310,000	268,712	310,000	302,744
7.00% Notes due 2016	175,000	137,285	175,000	178,576
(Discount)/Premium on 7.00% Notes – net	(303)	(37)	(286)	(191)
Other long-term borrowings	—	—	40,995	41,039
Totals	$548,197	$465,510	$573,709	$570,168

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

•
Revolving lines of credit:  The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

•	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

-F23-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 11 – TAXES

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

So long as we qualify as a REIT we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  In 2008, we paid preferred and common dividend payments of $98.1 million which satisfies the 2008 REIT requirements relating to the distribution of our REIT Taxable Income.   On a quarterly and annual basis we tested our compliance within the REIT taxation rules described above to ensure that we were in compliance with the rules.

In July 2008, we assumed operating responsibilities for the 15 Haven facilities due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities, and, as a result, we retained operating responsibility for two properties as of December 31, 2008.  We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.  We intend to make an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties.  Because we acquired possession in connection with a foreclosure, the Haven facilities are eligible to be treated as foreclosure property until the end of 2011.  Although the Secretary of Treasury may extend the foreclosure property period until the end of 2014, there can be no assurance that we will receive such an extension.  So long as the Haven facilities qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties.  If one or more of the Haven facilities were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT.  In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax.  Although we intend to sell or lease the remaining Haven facilities to one or more unrelated third parties prior to the end of 2011, no assurance can be provided that we will accomplish that objective.  After the year 2000, the definition of foreclosure property was amended to include any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted).  However, we do not currently own any property with respect to which we have made foreclosure property elections.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Internal Revenue Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status.  In certain cases we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT.  Through our 2008 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.  We cannot predict whether, in the future, our income from foreclosure property will be significant and/or whether we could be required to pay a significant amount of tax on that income.

-F24-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subject to the limitation described above under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2008 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 12 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees.  Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

We have a Deferred Compensation Plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock.  There are no outstanding units as of December 31, 2008.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $151,500, $77,600 and $62,700 in 2008, 2007 and 2006, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

Purchase of 400,000 shares of Series D Preferred Stock

On October 16, 2008, we purchased 400,000 shares of our Series D Preferred Stock (NYSE:OHI PrD) at a price of $18.90 per share.  The liquidation preference for the Series D Preferred Stock (“Series D”) is $25.00 per share.  Under FASB-EITF Issue D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the purchase of the Series D Preferred Stock shares resulted in a fourth quarter 2008 gain of approximately $2.1 million, net of a non-cash charge $0.3 million reflecting the write-off of the pro-rata portion of the original issuance costs of the Series D Preferred Stock.

6.0 Million Share Common Stock Offering

On September 19, 2008, we closed an underwritten public offering of 6.0 million shares our common stock at $16.37 per share.  The net proceeds, after deducting underwriting discounts and offering expenses, were approximately $96.9 million.  The net proceeds were used to repay indebtedness under our senior credit facility and for working capital and general corporate purposes.

5.9 Million Common Stock Offering

On May 6, 2008, we have issued 5.9 million shares of our common stock at $16.93 per share in a registered direct placement to a number of institutional investors.  The net proceeds from the offering were approximately $98.8 million, after deducting the placement agent’s fee and other estimated offering expense.  The net proceeds were used to repay indebtedness under our senior credit facility.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the twelve-month period ended December 31, 2008, we issued 2,067,809 shares of common stock for approximately $34.1 million in net proceeds.  For the twelve- month period ended December 31, 2007, we issued 1,189,779 shares of common stock for approximately $18.9 million in net proceeds.

On October 29, 2008, we announced the immediate suspension of the optional cash purchase component of our DRSPP until further notice.  Dividend reinvestment and all other features of the DRSPP will continue as set forth in the DRSPP, including sales, transfers and certificate issuances of stock held in participant accounts.

Stockholders participating in the DRSPP who have elected to reinvest dividends will continue to have cash dividends reinvested in accordance with the DRSPP.

-F25-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.130 Million Common Stock Offering

On April 3, 2007, we completed an underwritten public offering of 7,130,000 shares our common stock at $16.75 per share, less underwriting discounts. The sale included 930,000 shares sold in connection with the exercise of an over-allotment option granted to the underwriters.  We received approximately $112.9 million in net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses.  The net proceeds were used to repay indebtedness under our Credit Facility.

NOTE 14 –STOCK-BASED COMPENSATION

We offer stock-based compensation to our employees that include stock options, restricted stock awards and performance share awards.  Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), we reserved 3,500,000 shares and 3,000,000 shares of common stock, respectively.

Stock Options

The 2000 and 2004 Plan allows for the issuance of stock options to employees, directors and consultants at exercise price equal to the Company’s common stock price on the date of grant.  The 2000 Plan and 2004 Plan do not allow for a reduction in the exercise price after the date of grant, nor does it allow for an option to be cancelled in exchange for an option with a lower exercise price per share.  At December 31, 2008, there were 25,664 options outstanding under the 2000 Plan with a weighted average exercise price of $12.88 per share.  We have not issued stock option to employees, directors or consultants since 2004.

Cash received from the exercise under all stock-based payment arrangements for the year ended 2008, 2007 and 2006 was $0.1 million, $58 thousand and $0.9 million, respectively.  Cash used to settle equity instruments granted under stock-based payment arrangements for the year ended 2008, 2007 and 2006, was $2.7 million, $0.8 million and $0.7 million, respectively.

Restricted Stock

Restricted stock awards are independent of stock option grants and are subject to forfeiture if the holder’s service to us terminates prior to vesting.  Prior to vesting, ownership of the shares cannot be transferred.  The restricted stock has the same dividend and voting rights as the common stock.  We expense the cost of these awards ratably over their vesting period.

In 2004, we granted 317,500 shares of restricted stock to four executive officers under the 2004 Plan.  The shares vest thirty-three and one-third percent (33 1/3%) on each of January 1, 2005, January 1, 2006 and January 1, 2007 so long as the executive officer remains employed on the vesting date.  As of December 31, 2007, there were no shares of unvested restricted stock outstanding.

In May 2007, we granted 286,908 shares of restricted stock to five executive officers under the 2004 Plan.  The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of December 31, 2008, there were 163,947 shares of unvested restricted stock outstanding.

In addition, in January of each year we grant restricted stock to directors as part of the annual retainer.  These shares vest ratably over a three year period.

-F26-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity in restricted stock for the years ended December 31, 2006, 2007 and 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2005	218,666	$10.56
Granted during 2006	7,000	12.59	$0.1
Vested during 2006	(108,170)	10.55
Non-vested at December 31, 2006	117,496	$10.68
Granted during 2007	295,408	17.07	$5.0
Vested during 2007	(151,487)	12.34
Non-vested at December 31, 2007	261,417	$16.94
Granted during 2008	8,500	15.04	$0.1
Vested during 2008	(89,475)	16.80
Non-vested at December 31, 2008	180,442	$16.92
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

We used a Monte Carlo model to estimate the fair value and derived service periods for PRSUs granted to the executives in May 2007.  The following are some of the significant assumptions used in estimating the value of the awards:

Closing stock price on date of grant	$17.06
20-day-average stock price	$17.27
Risk-free interest rate at time of grant	4.6% to 5.1%
Expected volatility	24.0% to 29.4%

-F27-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity in PRSU for the years ended December 31, 2006, 2007 and 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested at December 31, 2005	317,500	$10.54
Granted during 2006	-	-
Vested during 2006	(317,500)	10.54
Non-vested at December 31, 2006	-	$-
Granted during 2007	247,992	7.28
Vested during 2007	-	-
Non-vested at December 31, 2007	247,992	$7.28
Granted during 2008	-	-
Vested during 2008	-	-
Non-vested at December 31, 2008	247,992	$7.28

The following table summarizes the unrecognized compensation cost at December 31, 2008 and the remaining contractual term:

	Unrecognized Compensation Cost (in thousands)	Weighted Average Service Period (in months)

Stock Options	$-	-
Restricted Stock	2,670	24
Performance Restricted Stock Units	729	24
Total	$3,399	24

NOTE 15 - DIVIDENDS

Common Dividends

On January 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share that was paid on February 17, 2009 to common stockholders of record on January 30, 2009.

On October 16, 2008, the Board of Directors declared a common stock dividend of $0.30 per share.  The common dividend was paid November 17, 2008 to common stockholders of record on October 31, 2008.

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

-F28-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Series D Preferred Dividends

On January 15, 2009, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 17, 2009 to preferred stockholders of record on January 30, 2009.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2008 through January 31, 2009.

On October 16, 2008, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid November 17, 2008 to preferred stockholders of record on October 31, 2008.

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

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2008	2007	2006
Common
Ordinary income	$0.987	$0.765	$0.560
Return of capital	0.203	0.315	0.400
Long-term capital gain	—	—	—
Total dividends paid	$1.190	$1.080	$0.960

Series D Preferred
Ordinary income	$2.094	$2.094	$2.094
Return of capital	—	—	—
Long-term capital gain	—	—	—
Total dividends paid	$2.094	$2.094	$2.094

For additional information regarding dividends, see Note 9 – Borrowing Arrangements and Note 11 – Taxes.

NOTE 16 - LITIGATION

In 1999, we filed suit against a former tenant seeking damages based on claims of breach of contract.  The defendants denied the allegations made in the lawsuit.  In June 2008, we were awarded damages in a jury trial.  The case was then settled prior to appeal.  In settlement of our claim against the defendants, we agreed in January 2009 to accept a lump sum cash payment of $6.8 million.  The cash proceeds were offset by related expenses incurred of $2.3 million, resulting in a net gain of $4.5 million paid in January 2009.  This gain will be recorded during the first quarter of 2009.

-F29-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2005, we accrued $1.1 million to settle a dispute relating to capital improvement requirements associated with a lease that expired June 30, 2005.  Although no formal complaint for damages was filed against us, in February 2006, we agreed to settle this dispute for approximately $1.0 million.  In addition, we and several of our wholly-owned subsidiaries were named as defendants in professional liability claims related to our owned and operated facilities prior to 2005.  Other third-party managers responsible for the day-to-day operations of these facilities have also been named as defendants in these claims.  In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages against the defendants.  While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of each lawsuit, claim or legal proceeding that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.  All of these suits have been settled.

NOTE 17 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2008 and 2007.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2008
Revenues	$40,866	$43,735	$59,999	$49,162
Income from continuing operations	16,788	17,122	28,072	15,709
Discontinued operations	446	-	-	-
Net income	17,234	17,122	28,072	15,709
Net income available to common	14,753	14,641	25,592	15,565
Income from continuing operations per share:
Basic income from continuing operations	$0.21	$0.20	$0.33	$0.19
Diluted income from continuing operations	$0.21	$0.20	$0.33	$0.19
Net income available to common per share:
Basic net income	$0.21	$0.20	$0.33	$0.19
Diluted net income	$0.21	$0.20	$0.33	$0.19
Cash dividends paid on common stock	$0.29	$0.30	$0.30	$0.30

2007
Revenues	$42,623	$38,117	$39,224	$39,594
Income from continuing operations	18,999	16,016	15,312	17,271
Discontinued operations	1,660	34	37	45
Net income	20,659	16,050	15,349	17,316
Net income available to common	18,178	13,569	12,869	14,835
Income from continuing operations per share:
Basic income from continuing operations	$0.27	$0.20	$0.19	$0.22
Diluted income from continuing operations	$0.27	$0.20	$0.19	$0.22
Net income available to common per share:
Basic net income	$0.30	$0.20	$0.19	$0.22
Diluted net income	$0.30	$0.20	$0.19	$0.22
Cash dividends paid on common stock	$0.26	$0.27	$0.27	$0.28

-F30-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 18 - EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$77,691	$67,598	$55,905
Preferred stock dividends	(9,714)	(9,923)	(9,923)
Preferred stock repurchase gain	2,128	-	-
Numerator for income available to common from continuing operations - basic and diluted	70,105	57,675	45,982
Discontinued operations	446	1,776	(208)
Numerator for net income available to common per share - basic and diluted	$70,551	$59,451	$45,774
Denominator:
Denominator for basic earnings per share	75,127	65,858	58,651
Effect of dilutive securities:
Restricted stock	75	12	74
Stock option incremental shares	11	16	20
Denominator for diluted earnings per share	75,213	65,886	58,745

Earnings per share - basic:
Income available to common from continuing operations	$0.93	$0.88	$0.78
Discontinued operations	0.01	0.02	-
Net income per share - basic	$0.94	$0.90	$0.78
Earnings per share - diluted:
Income available to common from continuing operations	$0.93	$0.88	$0.78
Discontinued operations	0.01	0.02	-
Net income per share - diluted	$0.94	$0.90	$0.78

-F31-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 19 – DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities classified as discontinued operations for all periods presented.  For the year ended December 31, 2008, discontinued operations includes one month revenue of $15 thousand and a gain of $0.4 million on the sale of one SNF.  For the year ended December 31, 2007, discontinued operations includes the revenue of $0.2 million and expense of $31 thousand for 6 facilities.  It also includes the gain of $1.6 million on the sale of six SNFs and two ALFs.  For the year ended December 31, 2006, discontinued operations includes revenue of $0.6 million and expense of $0.9 million and a gain of $0.2 million on the sale of three SNFs and one ALF.

The following table summarizes the results of operations of the facilities sold or held- for- sale for the years ended December 31, 2008, 2007 and 2006, respectively.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Revenues
Rental income	$15	$212	$552
Expenses
Depreciation and amortization	—	28	193
General and administrative	—	3	40
Provision for uncollectible accounts receivable	—	—	152
Provisions for impairment	—	—	541
Subtotal expenses	—	31	926

Gain (loss) income before gain on sale of assets	15	181	(374)
Gain on assets sold – net	431	1,595	166
Discontinued operations	$446	$1,776	$(208)

NOTE 20 – SUBSEQUENT EVENTS

In 1999, we filed suit against a former tenant seeking damages based on claims of breach of contract.  The defendants denied the allegations made in the lawsuit.  In June 2008, we were awarded damages in a jury trial.  The case was then settled prior to appeal.  In settlement of our claim against the defendants, we agreed in January 2009 to accept a lump sum cash payment of $6.8 million.  The cash proceeds were offset by related expenses incurred of $2.3 million, resulting in a net gain of $4.5 million paid in January 2009.  This gain will be recorded during the first quarter of 2009.

-F32-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2008

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Renovation	Acquired	is Computed
CommuniCare Health Services:
Ohio (LTC, AL, RH)……………….......……		218,726,757	1,998,578	-	-	220,725,335	21,130,768		1998-2008	20 years to 39 years
Pennsylvania (LTC)………………........…..		20,286,067	111,194	-	-	20,397,261	2,097,645		2005	39 years
Total CommuniCare……………...........……		239,012,824	2,109,772	-	-	241,122,596	23,228,413

Sun Healthcare Group, Inc.:
Alabama (LTC)………………………………..	(2)	23,584,956	-	-	-	23,584,956	7,989,482	2008	1997	33 years
California (LTC)...……………………………….	(2)	15,618,263	26,652	-	-	15,644,915	5,019,024	1964	1997	33 years
Colorado (LTC, ILF)……………………...…		38,341,876	-	-	-	38,341,876	2,470,780	2008	2006	39 years
Idaho (LTC)……….........….	(2)	21,705,266	654,430	-	-	22,359,696	3,794,136	2008	1997-2006	33 years
Massachusetts (LTC)……….	(2)	39,018,142	932,328	(8,257,521)	-	31,692,949	9,304,472	2008	1997-1999	33 years
North Carolina (LTC)……….	(2)	22,652,488	56,951	-	-	22,709,439	9,791,591	1982-2008	1994-1997	30 years to 33 years
Ohio (LTC)…………………	(2)	11,653,451	20,247	-	-	11,673,698	3,815,922	1995	1997	33 years
Tennessee (LTC)…….……	(2)	7,905,139	37,234	-	-	7,942,373	3,563,795		1994	30 years
Washington (LTC)….....….	(2)	10,000,000	1,798,843	-	-	11,798,843	6,788,006	2005	1995	20 years
West Virginia (LTC)….…...	(2)	24,751,206	42,238	-	-	24,793,444	7,911,126	2008	1997-1998	33 years
Total Sun…………………………….........…		215,230,787	3,568,923	(8,257,521)	-	210,542,189	60,448,334

Signature Holdings II LLC.:
Alabama (LTC)………………………............		4,827,266	640,457	-	-	5,467,723	368,799		2007	20 years
Florida (LTC)………………………...........…		85,423,730	1,791,202	-	-	87,214,932	12,255,970		1998-2006	33 years to 39 years
Georgia (LTC)………………………..........…		14,679,314	2,963,007	-	-	17,642,321	1,079,313	2008	2007	20 years
Kentucky (LTC)………………….............….		19,015,715	1,128,366	-	-	20,144,081	3,413,564		1999-2007	33 years
Tennessee (LTC)……………………........…		11,230,702	202,973	-	-	11,433,675	771,755	2008	2007	20 years
Total Signature Holdings II LLC…........….		135,176,727	6,726,005	-	-	141,902,732	17,889,401

Advocat, Inc.:
Alabama (LTC)………………………........…		11,588,534	3,427,225	-	-	15,015,759	6,255,848	1975, 1985, 2007	1992	31.5 years
Arkansas (LTC)……………………..........….		36,052,809	8,804,028	(36,350)	-	44,820,487	19,531,196	1984, 1985, 2007	1992	31.5 years
Florida (LTC)………………………...........…		1,050,000	1,920,000	(970,000)	-	2,000,000	437,471		1992	31.5 years
Kentucky (LTC)…………………...…...........		15,151,027	1,562,375	-	-	16,713,402	6,840,984	1972-1994	1994-1995	33 years
Ohio (LTC)……………………………...........		5,604,186	250,000	-	-	5,854,186	2,428,592	1984	1994	33 years
Tennessee (LTC)…………………........……		9,542,121	-	-	-	9,542,121	4,796,787	1986-1987	1992	31.5 years
Texas (LTC)……………………….........……		35,355,759	1,017,163	(2,239,967)	-	34,132,955	5,828,115	2008	1997-2008	33 years to 39 years
West Virginia (LTC)……………..........…….		5,437,221	348,642	-	-	5,785,863	2,359,857		1994-1995	33 years
Total Advocat…………………........………		119,781,657	17,329,433	(3,246,317)	-	133,864,773	48,478,850

Guardian LTC Management, Inc.
Ohio (LTC, AL)……………………..........….		6,548,435	-	-	-	6,548,435	645,676		2004	39 years
Pennsylvania (LTC, AL, ILF)………………		115,427,312	-	-	-	115,427,312	7,961,313		2004-2008	20 years - 39 years
West Virginia (LTC)…………………...........		3,995,581	-	-	-	3,995,581	392,774		2004	39 years
Total Guardian……………………...........…		125,971,328	-	-	-	125,971,328	8,999,763

Formation Capital LLC.
Connecticut (LTC)…………………..........…		38,762,737	2,500,199	(10,357,224)	-	30,905,712	6,193,346		1999-2004	33 years to 39 years
Massachusetts (LTC)………………........…		7,190,685	64,324	-	-	7,255,009	523,645		2006	39 years
New Hampshire (LTC, AL)……………........		21,619,503	376,245	-	-	21,995,748	3,066,907		1998-2006	39 years
Rhode Island (LTC)…………………...........		38,739,812	690,279	-	-	39,430,091	2,978,593		2006	39 years
West Virginia (LTC)……………........……..		19,525,000	-	-		19,525,000	-		2008	25 years
Total Haven…………………………............		125,837,737	3,631,047	(10,357,224)	-	119,111,560	12,762,491

Nexion Health:
Louisiana (LTC)……..…….	(2)	55,343,066	-	-	-	55,343,066	5,294,902	2008	1997-2006	33 years
Texas (LTC)……….……….	(2)	24,599,275	-	-	-	24,599,275	1,903,313	2008	2005-2006	39 years
Total Nexion Health………………………..		79,942,341	-	-	-	79,942,341	7,198,215

Essex Healthcare:
Ohio (LTC)………………………….........…..		79,353,622	-	-	-	79,353,622	8,546,946		2005	39 years
Total Essex…………………………..............		79,353,622	-	-	-	79,353,622	8,546,946

Other:
Arizona (LTC)………………………..........…		24,029,032	2,141,226	(6,603,745)	-	19,566,513	5,549,141	2005 - 2008	1998	33 years
California (LTC)……............	(2)	17,333,030	1,778,353	-	-	19,111,383	5,705,516		1997	33 years
Colorado (LTC)………………….............…..		14,170,968	271,017	-	-	14,441,985	4,131,706		1998	33 years
Florida (LTC, AL) ………...………..........…..		58,367,881	1,891,512	-	-	60,259,393	14,674,099	2008	1993-1998	27 years to 37.5 years
Georgia (LTC)……………………….............		10,000,000	-	-	-	10,000,000	1,401,650		1998	37.5 years
Illinois (LTC) …………………….............…..		13,961,501	444,484	-	-	14,405,985	4,733,503		1996-1999	30 years to 33 years
Indiana (LTC)…………….…………........….		15,142,300	2,305,705	(1,843,400)	-	15,604,605	5,870,923	1980-1994	1992-1999	30 years to 33 years
Iowa (LTC) ………………..….....…..........….		8,769,595	1,559,807	-	-	10,329,402	3,074,101	2007	1997	30 years to 33 years
Missouri (LTC)…………………….........…..		12,301,560	-	(149,386)	-	12,152,174	3,488,467		1999	33 years
New Mexico (LTC)………………...………..		5,200,000	-	-	-	5,200,000	260,915		2008	20 years
Ohio (LTC)…………………………..........….		2,648,252	186,187	-	-	2,834,439	828,175		1999	33 years
Pennsylvania (LTC) ………...…..........……..		14,400,000	-	-	-	14,400,000	4,546,183		1998	39 years
Texas (LTC)…………......….	(2)	21,436,145	344,679	-	-	21,780,824	6,819,734		2001	33 years to 39 years
Vermont (LTC)…………………….........……		14,145,776	294,826	-	-	14,440,602	1,657,367		2004	39 years
Washington (AL) ……………..............……		5,673,693	-	-	-	5,673,693	1,559,677		1999	33 years
Total Other…………………….........……….		237,579,733	11,217,796	(8,596,531)	-	240,200,998	64,301,157

Total		$1,357,886,756	$44,582,976	($30,457,593)	$ -	$1,372,012,139	251,853,570

(1) The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL), independent living facilities (ILF)
or rehabilitation hospitals (RH) located in the states indicated.
(2) Certain of the real estate indicated are security for the BAS Healthcare Financial Services line of credit and term loan borrowings totaling $63,500,000 at December 31, 2008.

		Year Ended December 31,
(3)		2006	2007	2008
Balance at beginning of period		$ 989,006,714	$ 1,235,678,965	$ 1,274,721,518
Acquisitions		178,906,047	39,502,998	112,760,290
Impairment		-	-	(5,414,207)
Improvements		6,817,638	8,549,415	17,457,389
Consolidation under FIN 46R (a)		61,750,000	-
Disposals/other		(801,434)	(9,009,860)	(27,512,851)
Balance at close of period		$ 1,235,678,965	$ 1,274,721,518	$ 1,372,012,139

(a) As a result of the application of FIN 46R in 2006, we consolidated an entity determined to be a VIE for which we are the primary beneficiary.  Our consolidated balance sheet at December 31, 2006 and 2007 reflects gross real estate assets of $61,750,000, reflecting the real estate owned by the VIE.

(4)		2006	2007	2008
Balance at beginning of period		$ 155,849,481	$ 187,796,810	$ 221,365,513
Provisions for depreciation (a)		32,140,641	35,942,916	39,778,363
Dispositions/other		(193,312)	(2,374,213)	(9,290,306)
Balance at close of period		$ 187,796,810	$ 221,365,513	$ 251,853,570

The reported amount of our real estate at December 31, 2008 is greater than the tax basis of the real estate by approximately $32.9 million, due to the Emory and Essex acquisition's aquired tax basis.

(a) Includes depreciation for discontinued operations.

-F33-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
	OMEGA HEALTHCARE INVESTORS, INC.
	December 31, 2008

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

1	Florida (4 LTC facilities).............	11.50%	February 28, 2010	Interest plus $5,000 of principal payable monthly	None	12,891,500	12,474,063
2	Florida (2 LTC facilities)............	11.50%	June 4, 2016	Interest payable monthly	None	12,590,000	11,095,423
3	Maryland (7 LTC facilities).......	11.00%	April 30, 2018	Interest payable monthly	None	74,927,751	69,927,759
4	Ohio (1 LTC facility)..................	11.00%	October 31, 2014	Interest plus $4,200 of principal payable monthly	None	6,500,000	6,356,019
		11.00%	October 31, 2014	Interest payable monthly	None	345,011	345,011
5	Texas (1 LTC facility).............…	11.00%	November 30, 2011	Interest plus $26,700 of principal payable monthly	None	2,245,745	623,012

						$109,500,007	$100,821,287

	(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
	(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

		Year Ended December 31,
	(3)	2006	2007	2008
	Balance at beginning of period……...................................	$104,522,341	$31,886,421	$31,688,941
	Additions during period - Placements……...................…...	-	345,011	74,927,751
	Deductions during period - collection of principal/other…..	(10,885,920)	(542,491)	(5,795,405)
	Consolidation under FIN 46R (a)………...............................…...	(61,750,000)	-	-
	Balance at close of period…....	$31,886,421	$31,688,941	$100,821,287

	(a) As a result of the application of FIN 46R in 2006, we consolidated an entity that was the debtor of a mortgage note with us for $61,750,000 as of December 31, 2005.

-F34-

INDEX TO EXHIBITS TO 2008 FORM 10-K

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

4.3A
Amendment No. 3 to Rights Agreement, dated as of April 3, 2008, to Rights Agreement dated as of May 12, 1999, as amended on May 11, 2000 and October 29, 2001, by and between Omega Healthcare Investors, Inc. and Computershare Trust Company, N.A. (as successor to First Chicago Trust Company). (Incorporated by reference to Exhibit 4.1 to the Company’s current Report on Form 8-K, filed April 3, 2008.)

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

10.6B	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and C. Taylor Pickett.*+
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

10.7B	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and Daniel J. Booth.*+
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

10.8B	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and R. Lee Crabill.*+
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

10.9B	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and Robert O. Stephenson.*+
10.10	Form of Restricted Stock Award for 2004 to 2006 officer grants. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+
10.10A	Form of Restricted Stock Unit Award for officer grants since 2007. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+
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
10.12A
First Amendment to the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan, dated as of May 22, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2008).

10.13
Master Lease, dated October 28, 2004, effective November 1, 2004, among Omega, OHI Asset (PA) Trust and Guardian LTC Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on November 8, 2004).

10.13A
Second Consolidated Amended and Restated Master Lease, dated as of September 24, 2008, between OHI Asset (PA) Trust and Guardian LTC Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 3, 2008)

10.14
Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K, filed on February 18, 2005).

10.15
Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K, filed on February 18, 2005).

10.16	Form of Directors’ Restricted Stock Award. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 19, 2005). +
10.17
Stock Purchase Agreement, dated June 10, 2005, by and between Omega Healthcare Investors, Inc., OHI Asset (OH), LLC, Hollis J. Garfield, Albert M. Wiggins, Jr., A. David Wiggins, Estate of Evelyn R. Garfield, Evelyn R. Garfield Revocable Trust, SG Trust B - Hollis Trust, Evelyn Garfield Family Trust, Evelyn Garfield Remainder Trust, Baldwin Health Center, Inc., Copley Health Center, Inc., Hanover House, Inc., House of Hanover, Ltd., Pavilion North, LLP, d/b/a Wexford House Nursing Center, Pavilion Nursing Center North, Inc., Pavilion North Partners, Inc., and The Suburban Pavilion, Inc., OMG MSTR LSCO, LLC, CommuniCare Health Services, Inc., and Emery Medical Management Co.  (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 16, 2005).

10.18
Purchase Agreement dated as of December 16, 2005 by and between Cleveland Seniorcare Corp. and OHI Asset II (OH), LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 21, 2005).

10.19
Master Lease dated December 16, 2005 by and between OHI Asset II (OH), LLC as lessor, and CSC MSTR LSCO, LLC as lessee.  (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 21, 2005).

10.19A
Second Consolidated Amended and Restated Master Lease dated as of April 19, 2008 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Service as lessees. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008.)

10.20
Loan Agreement dated as of April 19, 2008, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q, filed April 28, 2008).

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

10.22A
Third Amendment and Consent to Credit Agreement, dated February 8, 2008, by and among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (TX), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, and Texas Lessor – Stonegate, LP, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008).

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

10.26A
Fourth Amendment to Consolidated Amended and Restated Master Lease dated as of April 1, 2007, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008).

10.26B
Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008).

10.26C
Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008).

10.27
Employment Agreement, dated May 7, 2007 between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+

10.27A	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and Michael Ritz.*+
10.28	Deferred Stock Plan, dated January 20, 2009, and forms of related agreements.*+
10.29
Second Amended and Restated Master Lease Agreement dated as of February 1, 2008 and among Omega Healthcare Investors, Inc., certain of its subsidiaries as lessors, Sun Healthcare Group, Inc. and certain of its affiliates as lessees, amending and restating prior master leases with Sun Healthcare Group, its subsidiaries, and lessees and guarantors acquired by Sun Healthcare Group.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 3, 2008).

10.29A
First Amendment to Second Amended and Restated Master Lease Agreement, dated as of August 26, 2008, among Omega Healthcare Investors, Inc., certain of its subsidiaries as lessors, Sun Healthcare Group, Inc. and certain of its affiliates as lessees, amending and restating prior master leases with Sun Healthcare Group, its subsidiaries, and lessees and guarantors acquired by Sun Healthcare Group.

10.30
Purchase Agreement, dated May 1, 2008, by and among OHI and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 2, 2008).

10.31
Placement Agreement, dated as of May 1, 2008, between Omega Healthcare Investors, Inc. and Cohen & Steers Capital Advisors, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 2, 2008).

10.32
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

I-1 thru 4-

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

By:  /s/C. Taylor Pickett
         C. Taylor Pickett
         Chief Executive Officer

Date:  March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	March 2, 2009
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	March 2, 2009
Robert O. Stephenson

/s/ Michael D.Ritz	Chief Accounting Officer	March 2, 2009
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	March 2, 2009
Bernard J. Korman

/s/ Thomas F. Franke	Director	March 2, 2009
Thomas F. Franke

/s/ Harold J. Kloosterman	Director	March 2, 2009
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	March 2, 2009
Edward Lowenthal

/s/ C. Taylor Pickett	Director	March 2, 2009
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	March 2, 2009
Stephen D. Plavin

I-5-