Form 10-Q
period 2009-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2009-05-08
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-11316

OMEGA HEALTHCARE
INVESTORS, INC.
(Exact name of Registrant as specified in its charter)

Maryland	38-3041398
(State of incorporation)	(IRS Employer Identification No.)

200 International Circle, Suite 3500, Hunt Valley, MD 21030
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
Yes   ☒                                           No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☐                                           No   ☐                      [NOT APPLICABLE]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2009.

Common Stock, $.10 par value                                                                           82,408,075
(Class)                                                                                     (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2009

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2009 (unaudited) and December 31, 2008	2

	Consolidated Statements of Income (unaudited)
	Three months ended March 31, 2009 and 2008	3

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2009 and 2008	4

	Notes to Consolidated Financial Statements
	March 31, 2009 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$1,375,132	$1,372,012
Less accumulated depreciation	(262,762)	(251,854)
Real estate properties – net	1,112,370	1,120,158
Mortgage notes receivable – net	100,726	100,821
	1,213,096	1,220,979
Other investments – net	26,922	29,864
	1,240,018	1,250,843
Assets held for sale – net	80	150
Total investments	1,240,098	1,250,993

Cash and cash equivalents	10,215	209
Restricted cash	6,447	6,294
Accounts receivable – net	77,035	75,037
Other assets	14,742	18,613
Operating assets for owned and operated properties	6,265	13,321
Total assets	$1,354,802	$1,364,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$55,000	$63,500
Unsecured borrowings – net	484,693	484,697
Accrued expenses and other liabilities	26,777	25,420
Operating liabilities for owned and operated properties	1,783	2,862
Total liabilities	568,253	576,479

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	108,488
Common stock $.10 par value authorized – 100,000 shares: issued and outstanding – 82,408 shares as of March 31, 2009 and 82,382 as of December 31, 2008	8,241	8,238
Common stock – additional paid-in-capital	1,054,838	1,054,157
Cumulative net earnings	465,189	440,277
Cumulative dividends paid	(850,207)	(823,172)
Total stockholders’ equity	786,549	787,988
Total liabilities and stockholders’ equity	$1,354,802	$1,364,467

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2009	2008
Revenues
Rental income	$41,175	$38,013
Mortgage interest income	2,876	979
Other investment income – net	611	636
Miscellaneous	74	1,238
Nursing home revenues of owned and operated assets	4,424	-
Total operating revenues	49,160	40,866

Expenses
Depreciation and amortization	10,931	9,396
General and administrative	3,159	3,094
Impairment loss on real estate properties	70	1,514
Nursing home expenses of owned and operated assets	5,353	-
Total operating expenses	19,513	14,004

Income before other income and expense	29,647	26,862
Other income (expense):
Interest income	11	65
Interest expense	(8,773)	(9,685)
Interest – amortization of deferred financing costs	(500)	(500)
Litigation settlements	4,527	-
Total other expense	(4,735)	(10,120)

Income before gain on assets sold	24,912	16,742
Gain on assets sold – net	-	46
Income from continuing operations	24,912	16,788
Discontinued operations	-	446
Net income	24,912	17,234
Preferred stock dividends	(2,271)	(2,481)
Net income available to common shareholders	$22,641	$14,753

Income per common share available to common shareholders:
Basic:
Income from continuing operations	$0.27	$0.21
Net income	$0.27	$0.21
Diluted:
Income from continuing operations	$0.27	$0.21
Net income	$0.27	$0.21

Dividends declared and paid per common share	$0.30	$0.29

Weighted-average shares outstanding, basic	82,396	68,680
Weighted-average shares outstanding, diluted	82,478	68,747

Components of other comprehensive income:
Net income	$24,912	$17,234
Total comprehensive income	$24,912	$17,234

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$24,912	$17,234
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	10,931	9,396
Impairment loss on real estate properties (including amounts in discontinued operations)	70	1,514
Amortization of deferred financing costs	500	500
(Gains) losses on assets sold and equity securities – net	—	(477)
Restricted stock amortization expense	480	526
Income from accretion of marketable securities to redemption value	—	(52)
Other	(43)	(47)
Change in operating assets and liabilities:
Accounts receivable	(177)	746
Straight-line rent	(2,391)	(1,869)
Lease inducement	570	818
Other operating assets and liabilities	4,568	188
Operating assets and liabilities for owned and operated properties	5,977	—
Net cash provided by operating activities	45,397	28,477

Cash flows from investing activities
Acquisition of real estate	—	(5,200)
Proceeds from sale of real estate investments	—	3,027
Capital improvements and funding of other investments	(3,120)	(5,334)
Proceeds from other investments	16,803	2,779
Investments in other investments	(13,855)	(5,004)
Collection of mortgage principal – net	133	222
Net cash used in investing activities	(39)	(9,510)

Cash flows from financing activities
Proceeds from credit facility borrowings	34,000	74,300
Payments on credit facility borrowings	(42,500)	(40,300)
Payments of other long-term borrowings	—	(39,000)
Receipts from dividend reinvestment plan	183	10,096
Payments from exercised options and taxes on restricted stock – net	—	(2,087)
Dividends paid	(27,035)	(22,439)
Net cash used in financing activities	(35,352)	(19,430)

Increase (decrease) in cash and cash equivalents	10,006	(463)
Cash and cash equivalents at beginning of period	209	1,979
Cash and cash equivalents at end of period	$10,215	$1,516
Interest paid during the period, net of amounts capitalized	$6,474	$7,437

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview:

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our operator/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008. We continue to be responsible for the two remaining facilities as of March 31, 2009 that are in the process of being transitioned to the new operator pending approval by state regulators.  Substantially all depreciation expenses reflected in the consolidated statements of income relate to the ownership of our investment in real estate.

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

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries; as well as TC Healthcare I, LLC. (“TC Healthcare”), an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one our tenant/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the application of the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008, however, TC Healthcare continues to be responsible for two facilities as of March 31, 2009 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Reclassifications:

Certain amounts in the prior year have been reclassified to conform to the current year presentation and to reflect the results of discontinued operations.  See Note 10 – Discontinued Operations for a discussion of discontinued operations.  Such reclassifications have no effect on previously reported earnings or equity.

Accounts Receivable:

Accounts receivable includes: contractual receivables, straight-line rent receivables, lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relate to the rents currently owed to us under the terms of the lease agreement.  Straight-line receivables relates to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually.  Lease inducements result from value provided by us to the lessee of the lease and will be amortized as a reduction of rental revenue over the lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents.  In the case of a lease recognized on a straight-line basis, we generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of adverse collectibility are present.

A summary of our net receivables by type is as follows:

	March 31, 2009	December 31, 2008
	(in thousands)

Contractual receivables	$2,626	$2,358
Straight-line receivables	45,999	43,636
Lease inducements	29,990	30,561
Allowance	(1,580)	(1,518)
Accounts receivable – net	$77,035	$75,037

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

Accounts receivable from owned and operated assets consist of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items.  For additional information, see Note 3 – Owned and Operated Assets.

Implementation of New Accounting Pronouncements:

EITF 03-6-1 Evaluation

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  In this FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. We adopted this standard on January 1, 2009, and retrospectively adjusted basis EPS data for all periods presented to reflect the two-class method of computing EPS.  The provisions of FSP EITF 03-6-1 impact on earnings per share was less than $0.01 per share for the periods presented.

FSP 157-4 Evaluation

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP is effective for us in the second quarter of 2009 and is not expected to have a material effect on our financial position or results of operations.

FSP 107-1 Evaluation

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The FSP is effective for us in the second quarter of 2009 and will not have a material effect on our financial position or results of operations.

FAS 157 Evaluation

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard applied to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations.  We evaluated FAS No. 157 and determined that the adoption of FAS No. 157 had no impact on our consolidated financial statements.

FAS 141(R) Evaluation

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS No. 141(R)”).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS No. 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense as incurred, acquisition related transaction costs.  FAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We adopted the standard on January 1, 2009 and determined that the adoption of FAS No. 141(R) had no impact on our consolidated financial statements.

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

If we acquire real estate pursuant to a foreclosure, lease termination or bankruptcy proceeding and do not immediately re-lease or sell the properties to new operators, the assets will be included on the consolidated balance sheet at the lower of cost or estimated fair value (see Note 3– Owned and Operated Assets).

Leased Property

Our leased real estate properties, represented by 229 skilled nursing facilities (“SNFs”), seven assisted living facilities (“ALFs”), two rehabilitation hospitals and two independent living facilities (“ILFs”) at March 31, 2009, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Assets Held for Sale

During the three months ended March 31, 2009, we recorded $0.1 million impairment loss on our held-for-sale facility to reduce the carrying value to its estimated fair value, less disposal costs.  At March 31, 2009, we had one SNF classified as held-for-sale with a net book value of approximately $0.1 million.

Mortgage Notes Receivable

Mortgage notes receivable relate to 15 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four (4) states, operated by four (4) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of March 31, 2009, we had no foreclosed property, and none of our mortgages were in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

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

NOTE 3 – OWNED AND OPERATED ASSETS

At March 31, 2009, we owned and operated two facilities with a total of 279 beds that were previously recovered from a bankrupt operator/tenant.

Since November 2007, affiliates of Haven Healthcare (“Haven”), one of our operators/lessees/mortgagors, operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of the Haven facilities were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that it owed to us in exchange for taking ownership of and transitioning certain of its assets to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective as of July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven and TC Healthcare, a new entity and an interim operator in which we have a substantial economic interest, began operating these facilities on our behalf through an independent contractor.

On August 6, 2008, we entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation Capital (“Formation”) whereby Formation agreed (subject to certain closing conditions, including the receipt of licensure) to lease 14 SNFs and one ALF facility under a master lease.  These facilities were formerly leased to Haven.

Effective September 1, 2008, we completed the operational transfer, of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which are currently being operated by TC Healthcare, will transfer to Formation/Genesis upon the appropriate regulatory approvals expected sometime in the near future.  Our consolidated financial statements include the financial position and results of operations of TC Healthcare from July 7, 2008 to March 31, 2009.  As of March 31, 2009, our gross investment in land and buildings for the two properties operated by TC Healthcare was approximately $14.5 million.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended
	2009	2008
	(in thousands)
Nursing home revenues	$4,424	$—

Nursing home expenses	5,353	—
Loss from nursing home operations	$(929)	$—

NOTE 4 – CONCENTRATION OF RISK

As of March 31, 2009, our portfolio of investments consisted of 256 healthcare facilities, located in 28 states and operated by 25 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.5 billion at March 31, 2009, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 227 SNFs, seven ALFs, two rehabilitation hospitals, two ILFs, fixed rate mortgages on 15 SNFs, two SNFs that are owned and operated and one SNF that is currently held for sale.  At March 31, 2009, we also held miscellaneous investments of approximately $26.9 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2009, approximately 24% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc (“Sun”) (14%) and Advocat Inc. (“Advocat”) (10%).  Our largest private company operators (by investment) were CommuniCare Health Services (“CommuniCare”) (22%) and Signature Holding II, LLC (10%).  No other operator represents more than 9% of our investments.  The three states in which we had our highest concentration of investments were Ohio (23%), Florida (12%) and Pennsylvania (10%) at March 31, 2009.

For the three-month period ended March 31, 2009, our revenues from operations totaled $49.2 million, of which approximately $8.8 million were from CommuniCare (18%), $7.7 million from Sun (16%) and $5.1 million from Advocat (10%).  Our owned and operated assets generated $4.4 million (9%) of revenue in March 31, 2009.  No other operator generated more than 9% of our revenues from operations for the three-month period ended March 31, 2009.

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

NOTE 5 –DIVIDENDS

Common Dividends

On April 16, 2009, the Board of Directors declared a common stock dividend of $0.30 per share to be paid May 15, 2009 to common stockholders of record on April 30, 2009.

On January 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share that was paid on February 17, 2009 to common stockholders of record on January 30, 2009.

Series D Preferred Dividends

On April 16, 2009, the Board of Directors declared regular quarterly dividends for the 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”) to preferred stockholders of record on April 30, 2009.  The stockholders of record of the Series D Preferred Stock on April 30, 2009 will be paid dividends in the amount of $0.52344 per preferred share on May 15, 2009.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2009 through April 30, 2009.

On January 15, 2009, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 17, 2009 to preferred stockholders of record on January 30, 2009.

NOTE 6 – TAXES

So long as we qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”), we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we were in compliance with the rules.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of March 31, 2009 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- month period ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Restricted stock expense	$480	$526

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan (the “2004 Plan”).

Restricted Stock Award

The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of March 31, 2009, 122,961 shares of restricted stock have vested under the restricted stock award.

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

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of March 31, 2009:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$2,336
2008 Annual performance restricted stock units	41,332	8.78	363	20	-
2009 Annual performance restricted stock units	41,332	8.25	341	32	96
2010 Annual performance restricted stock units	41,332	8.14	336	44	161
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	365
Total	534,900		$6,700		$2,958

As of March 31, 2009, we had 23,664 stock options and 20,401 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.  As of March 31, 2009, the unrecognized compensation cost associated with the directors is $0.3 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At March 31, 2009, we had $55.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and no letters of credit outstanding, leaving availability of $200.0 million.  The $55.0 million of outstanding borrowings had a blended interest rate of 1.3% at March 31, 2009.  The Credit Facility matures in March 2010.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of March 31, 2009, we were in compliance with all property level and corporate financial and non-financial covenants.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the three- month period ended March 31, 2009, we issued 14,633 shares of common stock for approximately $0.2 million in net proceeds.

Effective as of May 15, 2009, we are reinstating the optional cash purchase component of our DRSPP, which we had temporarily suspended in October 2008.

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

In 1999, we filed suit against a former tenant seeking damages based on claims of breach of contract.  The defendants denied the allegations made in the lawsuit.  In June 2008, we were awarded damages in a jury trial.  The case was then settled prior to appeal.  In settlement of our claim against the defendants, we agreed in January 2009 to accept a lump sum cash payment of $6.8 million.  The cash proceeds were offset by related expenses incurred of $2.3 million, resulting in a net gain of $4.5 million paid in January 2009.  We recorded this gain during the first quarter of 2009.

NOTE 10 – DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the presentation of the net operating results of facilities classified as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations for facilities sold or held-for-sale during the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Revenues
Rental income	$—	$15

Expenses	—	—

Income before gain on sale of assets	—	15
Gain on assets sold – net	—	431
Discontinued operations	$—	$446

During the first quarter of 2009, no revenue or expense generated from discontinued operations.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$24,912	$16,788
Preferred stock dividends	(2,271)	(2,481)
Numerator for income available to common shareholders from continuing operations - basic and diluted	22,641	14,307
Discontinued operations	—	446
Numerator for net income available to common per share - basic and diluted	$22,641	$14,753
Denominator:
Denominator for basic earnings per share	82,396	68,680
Effect of dilutive securities:
Restricted stock	69	56
Stock option incremental shares	10	11
Deferred stock	3	—
Denominator for diluted earnings per share	82,478	68,747

Earnings per share - basic:
Income available to common shareholders from continuing operations	$0.27	$0.21
Discontinued operations	—	—
Net income - basic	$0.27	$0.21
Earnings per share - diluted:
Income available to common shareholders from continuing operations	$0.27	$0.21
Discontinued operations	—	—
Net income - diluted	$0.27	$0.21

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our operator/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We continue to be responsible for the two remaining facilities as of March 31, 2009 that are in the process of being transitioned to the new tenant/operator pending approval by state regulators.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries; as well as TC Healthcare I, LLC. (“TC Healthcare”), a new entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one our tenant/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the application of the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008, however, TC Healthcare continues to be responsible for two facilities as of March 31, 2009 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at March 31, 2009, consisted of 256 healthcare facilities, located in 28 states and operated by 25 third-party operators.  Our gross investment in these facilities totaled approximately $1.5 billion at March 31, 2009, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 227 skilled nursing facilities (“SNFs’), (ii) seven assisted living facilities (“ALFs”), (iii) two rehabilitation hospitals owned and leased to third parties, (iii) two independent living facilities (“ILFs”), (iv) fixed rate mortgages on 15 skilled nursing facilities(“SNFs”), (v) two skilled nursing facilities (“SNFs”) that are owned and operated and (vi) one skilled nursing facility (“SNF”) that is currently held for sale.  At March 31, 2009, we also held other investments of approximately $26.9 million, consisting primarily of secured loans to third-party operators of our facilities.

Taxation

We have elected to be taxed as a REIT, under Sections 856 through 860 of the internal revenue code (the “Code”), beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  For further information, see “Taxation” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2008

Recent Developments Regarding Government Regulation and Reimbursement

Reimbursement.  The recent downturn in the U.S. economy and other factors could result in significant cost-cutting at both the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs.  We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions under Medicaid and Medicare and still meet their obligations to us. However, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s results of operations and financial condition, which could adversely affect the operator’s ability to meet its obligations to us.

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

The American Recovery and Reinvestment Act of 2009 (ARRA), which was signed into law on February 17, 2009, provides for enhanced federal Medicaid matching rates that may provide some relief to states.  Because states have discretion with respect to their Medicaid programs, some states may address budget shortfalls outside of Medicaid by reallocating state funds that otherwise would have been spent on Medicaid expenditures.  As a result, the impact of the ARRA Medicaid funding on our operators will depend on how states choose to use the funding.

In 2007 and early 2008, the Center for Medicare & Medicaid Services (“CMS”) issued a number of Medicaid rules that could reduce funding available under state Medicaid programs to reimburse long-term care providers.  On June 30, 2008, the Supplemental Appropriations Act of 2008 (H.R. 2642) was signed into law, delaying the implementation of a number of these rules until April 1, 2009.  The Medicaid rules that were delayed until April 1, 2009 by the legislation address the following issues:  intergovernmental transfers; coverage of rehabilitation services for people with disabilities; outreach and enrollment funded by Medicaid in schools; specialized transportation to schools for children covered by Medicaid; graduate medical education payments; targeted case management services and some provisions relating to state provider tax limits.  If some or all of these delayed regulations go into effect in the future, the additional financial burden placed on states could result in the operators of our properties experiencing significant reductions in Medicaid reimbursement levels.

However, the Supplemental Appropriations Act of 2008 did not delay other recent Medicaid rules that could negatively impact Medicaid reimbursement levels for long-term care providers.  Congress permitted certain Medicaid rules to become effective, such as rules relating to outpatient hospital services and some provisions relating to state provider tax limits.  For example, on April 22, 2008, a federal Medicaid rule that reduced the maximum allowable health care-related taxes that states can impose on providers from 6 percent to 5.5 percent became effective.  This rule could result in lower taxes for providers, but could also result in less overall funding for state Medicaid programs by limiting the ability of states to fund the non-federal share of the Medicaid program.  As a result, the operators of our properties could potentially experience reductions in Medicaid funding, which could adversely impact their ability to meet their obligations to us.

Medicare.  On May 1, 2009, CMS issued a proposed rule on Medicare’s prospective payment system for skilled nursing facilities for fiscal year 2010.  CMS estimates that the proposed rule would decrease aggregate Medicare payments to skilled nursing facilities during fiscal year 2010 by approximately $390 million, or 1.2 percent.  The fiscal year 2010 market basket adjustment of 2.1 percent, or $660 million, would offset a $1.05 billion adjustment resulting from the recalibration of the case-mix indexes, resulting in a net decrease in payments of $390 million.  If the proposed rule is finalized, our operators may receive reduced Medicare payments, which could have an adverse effect on their ability to satisfy their financial obligations.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2008.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2008 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements:

EITF 03-6-1 Evaluation

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. In this FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. We adopted this standard on January 1, 2009, and retrospectively adjusted basis EPS data for all periods presented to reflect the two-class method of computing EPS.  The provisions of FSP EITF 03-6-1 impact on earnings per share was less than $0.01 per share for the periods presented.

FSP 157-4 Evaluation

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP is effective for us in the second quarter of 2009 and is not expected to have a material effect on our financial position or results of operations.

FSP 107-1 Evaluation

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The FSP is effective for us in the second quarter of 2009 and will not have a material effect on our financial position or results of operations.

FAS 157 Evaluation

On January 1, 2008, we adopted Financial Accounting Standards Board, (“FASB”), Statement No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. We evaluated FAS No. 157 and determined that the adoption of FAS No. 157 had no impact on our consolidated financial statements.

FAS 141(R) Evaluation

On December 4, 2007, the Financial Accounting Standards Board issued Statement No. 141(R), Business Combinations (“FAS No. 141(R)”).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS No. 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense as incurred, acquisition related transaction costs.  FAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption was prohibited.  We adopted the standard on January 1, 2009 and determined that the adoption of FAS No. 141(R) had no impact on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2009 and 2008

Operating Revenues

Our operating revenues for the three months ended March 31, 2009 totaled $49.2 million, an increase of $8.3 million over the same period in 2008.  The $8.3 million increase relates primarily to: (i) $4.4 million nursing home revenues of owned and operated assets in 2009 compared to 2008, as a result of the July 2008 assumption of operating responsibility for the facilities formerly operated by Haven, ii) additional rental income as a result of the acquisitions since March 2008, and (iii) additional mortgage income associated with the mortgage financing of eight new facilities in April 2008.  Miscellaneous revenue decreased by $1.2 million in 2009.  In 2008, we received past due rent from a former operator of $0.7 million and late fees of approximately $0.5 million.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 totaled $19.5 million, an increase of approximately $5.5 million over the same period in 2008.  The increase was primarily due to $5.4 million nursing home expenses in owned and operated assets in 2009 compared to 2008, as a result of the July 2008 assumption of operating responsibility for the facilities formerly operated by Haven; and an increase in depreciation expense of $1.5 million due to acquisitions since March 2008; partially offset by a decrease in provision for impairment of $1.4 million.

Other Income (Expense)

For the three months ended March 31, 2009, total other expenses were $4.7 million, as compared to $10.1 million for the same period in 2008, a decrease of $5.4 million.  The decrease was due to lower average LIBOR interest rates on our outstanding borrowings and $4.5 million associated with cash received for a legal settlement in the first quarter of 2009.

Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 2009 was $24.9 million compared to $16.8 million for the same period in 2008.  The increase in income from continuing operations is the result of the factors described above.

Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets included in assets held for sale – net in our balance sheet prior to their sale/disposal.

For the three months ended March 31, 2009, no revenue or expense generated from discontinued operations.  For the three months ended March 31, 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the quarter, generating a gain of $0.4 million.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2009, was $33.6 million, compared to $23.7 million, for the same period in 2008.

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

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Net income available to common stockholders	$22,641	$14,753
Deduct gain from real estate dispositions	—	(477)
	22,641	14,276
Elimination of non-cash items included in net income:
Depreciation and amortization	10,931	9,396
Funds from operations available to common stockholders	$33,572	$23,672

Portfolio and Recent Developments

There was no re-leasing, restructuring or new investment transactions that occurred during the three months ended March 31, 2009.

Held for Sale

During the three months ended March 31, 2009, we recorded $0.1 million impairment loss on our held-for-sale facility to reduce the carrying value to its estimated fair value, less disposal costs.  At March 31, 2009, we had one SNF classified as held-for-sale with a net book value of approximately $0.1 million.

Liquidity and Capital Resources

At March 31, 2009, we had total assets of $1.4 billion, stockholders’ equity of $786.5 million and debt of $539.7 million, which represents approximately 40.7% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2009.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Debt (1)	$540,000	$55,000	$-	$-	$485,000
Operating lease obligations(2)	3,193	258	586	618	1,731
Total	$543,193	$55,258	$586	$618	$486,731

(1)
The $540.0 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, and $55.0 million in borrowings under the $255 million revolving senior secured credit facility that matures in March 2010.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At March 31, 2009, we had $55.0 million outstanding under our $255 million revolving senior secured credit facility (the “Credit Facility”) and no letters of credit outstanding, leaving availability of $200.0 million.  The $55.0 million of outstanding borrowings had a blended interest rate of 1.3% at March 31, 2009.  The Credit Facility matures in March 2010.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of March 31, 2009, we were in compliance with all property level and corporate financial and non-financial covenants.

We are currently evaluating opportunities to replace or refinance our existing Credit Facility scheduled to mature in March 2010.  Based on our discussions with potential lenders, we currently expect to be able to replace or refinance our Credit Facility.  In view of current credit market conditions, we anticipate that a new facility would reflect a lower total amount available and higher interest rates than our current Credit Facility.  Accordingly, we anticipate incurring increased interest expense from the time that we enter into a new credit facility.  The terms and timing of a new credit facility may vary based on market conditions.

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

During the first quarter of 2009, we paid total dividends of $27.0 million.

On April 16, 2009, the Board of Directors declared a common stock dividend of $0.30 per share to be paid May 15, 2009 to common stockholders of record on April 30, 2009.  On April 16, 2009, the Board of Directors also declared the regular quarterly dividends for our 8.375% Series D Cumulative Redeemable Preferred Stock to stockholders of record on April 30, 2009.  The stockholders of record of the Series D Preferred Stock on April 30, 2009 will be paid dividends in the amount of $0.52344 per preferred share on May 15, 2009.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our Credit Facility and expected proceeds from mortgage payoffs are more than adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.  As discussed above, we are currently evaluating opportunities to replace or refinance our existing Credit Facility.

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs.  We believe our principal short-term liquidity needs are to fund:

• normal recurring expenses;
• debt service payments;
• preferred stock dividends;
• common stock dividends; and
• growth through acquisitions of additional properties.

The primary source of liquidity is our cash flows from operations.  Operating cash flows have historically been determined by: (i) the number of facilities we lease or have mortgages on; (ii) rental and mortgage rates; (iii) our debt service obligations; and (iv) general and administrative expenses.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  Changes in the capital markets environment may impact the availability of cost-effective capital and affect our plans for acquisition and disposition activity.  Current economic conditions reduced the availability of cost-effective capital in recent quarters, and accordingly our level of new investments has decreased.  As economic conditions and capital markets stabilize, we look forward to funding new investments as conditions warrant.  However, we cannot predict the timing or level of future investments.

Cash and cash equivalents totaled $10.2 million as of March 31, 2009, an increase of $10.0 million as compared to the balance at December 31, 2008.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $45.4 million for the three months ended March 31, 2009, as compared to $28.5 million for the same period in 2008, an increase of $16.9 million.

Investing Activities – Net cash flow from investing activities was an outflow of $39 thousand for the three months ended March 31, 2009, as compared to an outflow of $9.5 million for the same period in 2008.  The decrease in cash outflow from investing activities relates primarily to i) the change in acquisition activity, ii)  the reduction in spending on capital improvement projects and iii) a net increase in proceeds from the sale of investments.  In the first quarter of 2008, we acquired one facility for $5.2 million compared to no acquisition during the first quarter of 2009.  During the first quarter of 2009, we made $3.1 million in capital improvements and renovation compared to $5.3 million in 2008, the decrease relates primarily to the timing of projects.

Financing Activities – Net cash flow from financing activities was an outflow of $35.4 million for the three months ended March 31, 2009 as compared to an outflow of $19.4 million for the same period in 2008.  The increase in cash outflow from financing activities of $15.9 million was primarily a result of i) an increase in dividend payment of $4.6 million due to the issuance of common stock during the second and third quarter of 2008, ii) an additional $3.5 million pay down of debt in 2009 compared to 2008, offset by a decrease in dividend reinvestment proceeds of $9.9 million in 2009 compared to 2008.

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

There were no material changes in our market risk during the three months ended March 31, 2009.  For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2008.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2009.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 9 – Litigation to the Consolidated Financial Statements in Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission on March 2, 2009, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein.

Item 6 – Exhibits

Exhibit No.	Description
10.1	Deferred Stock Plan, dated January 20, 2009, and forms of related agreements (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 2, 2009).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:           May 8, 2009                                By:           /S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:            May 8, 2009                                By:           /S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer