Form 10-Q
period 2009-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2009-08-06
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

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

Large accelerated filer   ☒                                                      Accelerated filer   ☐                                      Non-accelerated filer   ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2009.

Common Stock, $.10 par value                                                      83,264,943
(Class)                                                                (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2009

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	June 30, 2009 (unaudited) and December 31, 2008	2

	Consolidated Statements of Income (unaudited)
	Three and six months ended June 30, 2009 and 2008	3

	Consolidated Statements of Stockholders’ Equity
	June 30, 2009 (unaudited) and December 31, 2008	4

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended June 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements
	June 30, 2009 (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 4	Submission of Matters to a Vote of Security Holders	33

Item 6.	Exhibits	34

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$1,378,811	$1,372,012
Less accumulated depreciation	(273,721)	(251,854)
Real estate properties – net	1,105,090	1,120,158
Mortgage notes receivable – net	100,630	100,821
	1,205,720	1,220,979
Other investments – net	29,744	29,864
	1,235,464	1,250,843
Assets held for sale – net	687	150
Total investments	1,236,151	1,250,993

Cash and cash equivalents	4,923	209
Restricted cash	6,602	6,294
Accounts receivable – net	79,228	75,037
Other assets	12,886	18,613
Operating assets for owned and operated properties	4,060	13,321
Total assets	$1,343,850	$1,364,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$46,000	$63,500
Unsecured borrowings – net	484,689	484,697
Accrued expenses and other liabilities	24,691	25,420
Operating liabilities for owned and operated properties	2,066	2,862
Total liabilities	557,446	576,479

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 82,872 shares as of June 30, 2009 and 82,382 as of December 31, 2008	8,287	8,238
Common stock – additional paid-in-capital	1,061,869	1,054,157
Cumulative net earnings	485,011	440,277
Cumulative dividends paid	(877,251)	(823,172)
Total stockholders’ equity	786,404	787,988
Total liabilities and stockholders’ equity	$1,343,850	$1,364,467

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Rental income	$41,225	$39,774	$82,400	$77,787
Mortgage interest income	2,895	2,550	5,771	3,529
Other investment income – net	539	582	1,150	1,218
Miscellaneous	130	829	204	2,067
Nursing home revenues of owned and operated assets	4,363	-	8,787	-
Total operating revenues	49,152	43,735	98,312	84,601

Expenses
Depreciation and amortization	10,990	9,713	21,921	19,109
General and administrative	3,086	2,971	6,245	6,065
Impairment loss on real estate properties	-	-	70	1,514
Provision for uncollectible accounts receivable	-	4,268	-	4,268
Nursing home expenses of owned and operated assets	5,498	-	10,851	-
Total operating expenses	19,574	16,952	39,087	30,956

Income before other income and expense	29,578	26,783	59,225	53,645
Other income (expense):
Interest income	6	58	17	123
Interest expense	(8,712)	(9,745)	(17,485)	(19,430)
Interest – amortization of deferred financing and refinancing costs	(1,026)	(500)	(1,526)	(1,000)
Litigation settlements	-	526	4,527	526
Total other expense	(9,732)	(9,661)	(14,467)	(19,781)

Income before gain (loss) on assets sold	19,846	17,122	44,758	33,864
(Loss) gain on assets sold – net	(24)	-	(24)	46
Income from continuing operations	19,822	17,122	44,734	33,910
Discontinued operations	-	-	-	446
Net income	19,822	17,122	44,734	34,356
Preferred stock dividends	(2,272)	(2,481)	(4,543)	(4,962)
Net income available to common	$17,550	$14,641	$40,191	$29,394

Income per common share available to common shareholders:
Basic:
Income from continuing operations	$0.21	$0.20	$0.49	$0.41
Net income	$0.21	$0.20	$0.49	$0.42
Diluted:
Income from continuing operations	$0.21	$0.20	$0.49	$0.41
Net income	$0.21	$0.20	$0.49	$0.41

Dividends declared and paid per common share	$0.30	$0.30	$0.60	$0.59

Weighted-average shares outstanding, basic	82,573	72,942	82,485	70,811
Weighted-average shares outstanding, diluted	82,674	73,038	82,578	70,893

Components of other comprehensive income:
Net income	$19,822	$17,122	$44,734	$34,356
Total comprehensive income	$19,822	$17,122	$44,734	$34,356

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Preferred Stock	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2008 (82,382 common shares)	$8,238	$1,054,157	$108,488	$440,277	$(823,172)	$787,988
Issuance of common stock:
Grant of restricted stock (10 shares at $15.790 per share)	1	(1)	—	—	—	—
Amortization of restricted stock	—	954	—	—	—	954
Dividend reinvestment plan (476 shares at $14.676 per share)	48	6,919	—	—	—	6,967
Grant of stock as payment of directors fees (4 shares at an average of $13.734 per share)	—	49	—	—	—	49
Equity Shelf Program (1 share at $15.751 per share)	—	(209)	—	—	—	(209)
Net income for 2009	—	—	—	44,734	—	44,734
Common dividends paid ($0.60 per share).	—	—	—	—	(49,536)	(49,536)
Preferred dividends paid (Series D of $1.047 per share)	—	—	—	—	(4,543)	(4,543)

Balance at June 30, 2009 (82,872 common shares)	$8,287	$1,061,869	$108,488	$485,011	$(877,251)	$786,404

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$44,734	$34,356
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	21,921	19,109
Impairment loss on real estate properties (including amounts in discontinued operations)	70	1,514
Uncollectible accounts receivable	—	4,268
Refinancing costs	526	—
Amortization of deferred financing costs	1,000	1,000
Loss (gain) on assets sold – net	24	(477)
Restricted stock amortization expense	959	1,051
Other	(86)	(197)
Change in operating assets and liabilities:
Accounts receivable	144	(2,129)
Straight-line rent	(4,734)	(4,413)
Lease inducement	399	1,636
Other operating assets and liabilities	7,515	(1,083)
Operating assets and liabilities for owned and operated properties	8,465	—
Net cash provided by operating activities	80,937	54,635

Cash flows from investing activities
Acquisition of real estate	—	(53,235)
Placement of mortgage loans	—	(74,928)
Proceeds from sale of real estate investments	85	3,027
Capital improvements and funding of other investments	(7,525)	(8,994)
Proceeds from other investments	28,406	9,467
Investments in other investments	(28,275)	(16,505)
Collection of mortgage principal – net	266	448
Net cash used in investing activities	(7,043)	(140,720)

Cash flows from financing activities
Proceeds from credit facility borrowings	118,000	240,800
Payments on credit facility borrowings	(135,500)	(186,800)
Payments of other long-term borrowings	—	(39,000)
Payment of financing related costs	(4,359)	—
Receipts from dividend reinvestment plan	6,967	20,285
Offering costs for Equity Shelf Program – net of proceeds from issuance of common stock	(209)	—
Payments from exercised options and taxes on restricted stock – net	—	(2,087)
Dividends paid	(54,079)	(45,755)
Payments/proceeds from common stock offering – net	—	98,828
Net cash (used in) provided by financing activities	(69,180)	86,271

Increase in cash and cash equivalents	4,714	186
Cash and cash equivalents at beginning of period	209	1,979
Cash and cash equivalents at end of period	$4,923	$2,165
Interest paid during the period, net of amounts capitalized	$17,642	$19,579

                                                See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our former operator/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008. We continue to be responsible for the two remaining facilities as of June 30, 2009 that are in the process of being transitioned to the new operator pending approval by state regulators.  Substantially all depreciation expenses reflected in the consolidated statements of income relate to the ownership of our investment in real estate.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. (“Omega” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  We have evaluated all subsequent events through August 6, 2009, the date the financial statements were issued. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries; as well as TC Healthcare I, LLC. (“TC Healthcare”), an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenant/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008, however, TC Healthcare continues to be responsible for two remaining facilities as of June 30, 2009 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the two remaining owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation and to reflect the results of discontinued operations.  See Note 11 – Discontinued Operations for a discussion of discontinued operations.  Such reclassifications have no effect on previously reported earnings or equity.

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

A summary of our net receivables by type is as follows:

	June 30, 2009	December 31, 2008
	(in thousands)

Contractual receivables	$2,381	$2,358
Straight-line receivables	48,306	43,636
Lease inducements	30,161	30,561
Allowance	(1,620)	(1,518)
Accounts receivable – net	$79,228	$75,037

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

Implementation of New Accounting Pronouncements

EITF 03-6-1 Evaluation

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  In this FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents that participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. We adopted this standard on January 1, 2009, and retrospectively adjusted basis EPS data for all periods presented to reflect the two-class method of computing EPS.  The provisions of FSP EITF 03-6-1 impact on earnings per share was less than $0.01 per share for the periods presented.

FSP 157-4 Evaluation

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  We adopted the standard in the second quarter of 2009 and determined that the adoption of FSP 157-4 had no material effect on our financial position or results of operations.

FSP 107-1 Evaluation

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS No. 107. We adopted the standard in the second quarter of 2009 and such disclosures are provided in Note 9 – Financial Instruments.

FAS 157 Evaluation

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard applied to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations.  We evaluated FAS No. 157 and determined that the adoption of FAS No. 157 had no impact on our consolidated financial statements.

FAS 141(R) Evaluation

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS No. 141(R)”).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS No. 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense as incurred, acquisition related transaction costs.  FAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We adopted the standard on January 1, 2009, which will impact the accounting only for acquisitions occurring prospectively.

FAS 165 Evaluation

In the second quarter of 2009, we adopted FASB Statement No. 165, Subsequent Events (“FAS No. 165”) FAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FAS No. 165 did not have a material impact on our financial statements.

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

Leased Property

Our leased real estate properties, represented by 228 skilled nursing facilities (“SNFs”), seven assisted living facilities (“ALFs”), two rehabilitation hospitals and two independent living facilities (“ILFs”) at June 30, 2009, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Assets Sold or Held for Sale

Assets Sold

On April 24, 2009, we sold our held-for-sale SNF in Iowa for approximately $0.1 million resulting in a loss of approximately $24 thousand.

Held for Sale

On June 30, 2009, we classified one SNF in Connecticut as held-for-sale with a net book value of approximately $0.7 million.

Mortgage Notes Receivable

Mortgage notes receivable relate to 15 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four (4) states, operated by four (4) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of June 30, 2009, none of our mortgages were in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

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

NOTE 3 – OWNED AND OPERATED ASSETS

At June 30, 2009, we owned and operated two facilities with a total of 275 operating beds that were previously recovered from a bankrupt operator/tenant.

Since November 2007, affiliates of Haven Healthcare (“Haven”), one of our operators/lessees/mortgagors, operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of the Haven facilities were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that it owed to us in exchange for taking ownership of and transitioning certain of its assets to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective as of July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven and TC Healthcare, a new entity and an interim operator, in which we have a substantial economic interest, began operating these facilities on our behalf through an independent contractor.

On August 6, 2008, we entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation Capital (“Formation”) whereby Formation agreed (subject to certain closing conditions, including the receipt of licensure) to lease 14 SNFs and one ALF facility under a master lease.  These facilities were formerly leased to Haven.

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which are currently being operated by TC Healthcare, will transfer to Formation/Genesis upon the appropriate regulatory approvals expected sometime in the near future.  Our consolidated financial statements include the financial position and results of operations of TC Healthcare from July 7, 2008 to June 30, 2009.  As of June 30, 2009, our gross investment in land and buildings for the two properties operated by TC Healthcare was approximately $14.6 million.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Nursing home revenues	$4,363	$—	$8,787	$—

Nursing home expenses	5,498	—	10,851	—
Loss from nursing home operations	$(1,135)	$—	$(2,064)	$—

NOTE 4 – CONCENTRATION OF RISK

As of June 30, 2009, our portfolio of investments consisted of 255 healthcare facilities, located in 28 states and operated by 25 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.5 billion at June 30, 2009, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 226 SNFs, seven ALFs, two rehabilitation hospitals, two ILFs, fixed rate mortgages on 15 SNFs, two SNFs that are owned and operated and one SNF that is currently held for sale.  At June 30, 2009, we also held miscellaneous investments of approximately $29.7 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2009, approximately 24% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc (“Sun”) (14%) and Advocat Inc. (“Advocat”) (10%).  Our largest private company operators (by investment) were CommuniCare Health Services (“CommuniCare”) (21%) and Signature Holding II, LLC (“Signature”) (10%).  No other operator represents more than 9% of our investments.  The three states in which we had our highest concentration of investments were Ohio (23%), Florida (12%) and Pennsylvania (10%) at June 30, 2009.

For the three-month period ended June 30, 2009, our revenues from operations totaled $49.2 million, of which approximately $8.8 million were from CommuniCare (18%), $7.7 million from Sun (16%) and $5.4 million from Advocat (11%).  Our owned and operated assets generated $4.4 million (9%) of revenue in June 30, 2009.  No other operator generated more than 9% of our revenues from operations for the three-month period ended June 30, 2009.

For the six-month period ended June 30, 2009, our revenues from operations totaled $98.3 million, of which approximately $17.6 million were from CommuniCare (18%), $15.4 million from Sun (16%) and $10.9 million from Advocat (11%).  Our owned and operated assets generated $8.8 million (9%) of revenue in June 30, 2009.  No other operator generated more than 9% of our revenues from operations for the six-month period ended June 30, 2009.

Sun and Advocat are subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited interim financial information.  Sun and Advocat’s filings with the SEC can be found at the SEC’s website at www.sec.gov.  We are providing this data for information purposes only, and you are encouraged to obtain Sun’s and Advocat’s publicly available filings from the SEC.

NOTE 5 –DIVIDENDS

Common Dividends

On July 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share, to be paid August 17, 2009 to common stockholders of record on July 31, 2009.

On April 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share that was paid May 15, 2009 to common stockholders of record on April 30, 2009.

On January 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share that was paid on February 17, 2009 to common stockholders of record on January 30, 2009.

Series D Preferred Dividends

On July 15, 2009, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 31, 2009.  The stockholders of record of the Series D Preferred Stock on July 31, 2009 will be paid dividends in the amount of $0.52344 per preferred share on August 17, 2009.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2009 through July 31, 2009.

On April 15, 2009, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid May 15, 2009 to preferred stockholders of record on April 30, 2009.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of June 30, 2009 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- and six- month periods ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Restricted stock expense	$479	$525	$959	$1,051

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan (the “2004 Plan”).

Restricted Stock Award

The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of June 30, 2009, 122,961 shares of restricted stock have vested under the restricted stock award.

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

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of June 30, 2009:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$2,002
2008 Annual performance restricted stock units	41,332	8.78	363	20	-
2009 Annual performance restricted stock units	41,332	8.25	341	32	64
2010 Annual performance restricted stock units	41,332	8.14	336	44	138
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	313
Total	534,900		$6,700		$2,517

    As of June 30, 2009, we had 23,664 stock options and 20,401 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.  As of June 30, 2009, the unrecognized compensation cost associated with the directors is $0.2 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

On June 30, 2009, we entered into a new $200 million revolving senior secured credit facility (the “New Credit Facility”).  The New Credit Facility is being provided by Bank of America, N.A., Deutsche Bank Trust Company Americas, UBS Loan Finance LLC and General Electric Capital Corporation pursuant to a Credit Agreement, dated as of June 30, 2009 (the “New Credit Agreement”), among the Omega subsidiaries named therein (“Borrowers”), the lenders named therein, and Bank of America, N.A., as administrative agent.  At June 30, 2009, we had $46.0 million outstanding under the New Credit Facility and no letters of credit outstanding, leaving availability of $154.0 million.  The $46.0 million of outstanding borrowings had a blended interest rate of 6% at June 30, 2009, and is currently priced at LIBOR plus 400 basis points.  The New Credit Facility will be used for acquisitions and general corporate purposes.

The New Credit Facility replaces our previous $255 million senior secured credit facility (the “Prior Credit Facility”), that was terminated on June 30, 2009.  The New Credit Facility matures on June 30, 2012, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million in certain circumstances during the first two years.

For the three-month period ended June 30, 2009, we recorded a one-time, non-cash charge of approximately $0.5 million relating to the write-off of unamortized deferred financing costs associated with the replacement of the Prior Credit Facility.  We incurred approximately $4.4 million in deferred financing cost related to establishing the New Credit Facility.

The interest rates per annum applicable to the New Credit Facility are the reserve-adjusted LIBOR Rate, with a floor of 200 basis points (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin.  The applicable margin with respect to the New Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio.  The applicable margin may range from 4.75% to 3.7% in the case of Eurodollar Rate advances, from 3.5% to 2.5% in the case of base rate advances, and from 4.75% to 3.75% in the case of letter of credit fees.  The default rate on the New Credit Facility is 3.00% above the interest rate otherwise applicable to base rate loans.  We are also obligated to pay a commitment fee of 0.50% on the unused portion of our New Credit Facility.  In certain circumstances set forth in the New Credit Agreement, we may prepay the New Credit Facility at any time in whole or in part without fees or penalty.

Omega and its subsidiaries that are not Borrowers under the New Credit Facility guarantee the obligations of our Borrower subsidiaries under the New Credit Facility.  All obligations under the New Credit Facility and the related guarantees are secured by a perfected first priority lien on certain real properties and all improvements, fixtures, equipment and other personal property relating thereto of the Borrower subsidiaries under the New Credit Facility, and an assignment of leases, rents, sale/refinance proceeds and other proceeds flowing from the real properties.

The New Credit Facility contains customary affirmative and negative covenants, including, without limitations, limitations on investments; limitations on liens; limitations on mergers, consolidations, and transfers of assets; limitations on sales of assets; limitations on transactions with affiliates; and limitations on our transfer of ownership and management.  In addition, the New Credit Facility contains financial covenants including, without limitation, with respect to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum distributions.  As of June 30, 2009, we were in compliance with all affirmative and negative covenants, including financial covenants.

Equity Distribution Agreement

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "Equity Distribution Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "Managers").  Under the terms of the Equity Distribution Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $100,000,000 (the “Equity Shelf Program”).  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager, as sales agent, under the applicable Equity Distribution Agreement.  During the three months ended June 30, 2009, 700 shares of the Company’s common stock were issued through the Equity Shelf Program for net proceeds of approximately $11,000.

Amendment to Charter to Increase Authorized Common Stock

On May 28, 2009, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 200,000,000 shares.  The Board of Directors previously approved the amendment, subject to stockholder approval, and the amendment was approved by our stockholders at the Annual Meeting of Stockholders held on May 21, 2009.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  Effective May 15, 2009, we reinstated the optional cash purchase component of our DRSPP, which we had temporarily suspended in October 2008.

For the six month period ended June 30, 2009, we issued 476,051 shares of common stock for approximately $7.0 million in net proceeds.

NOTE 9 - FINANCIAL INSTRUMENTS

At June 30, 2009 and December 31, 2008, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$4,923	$4,923	$209	$209
Restricted cash	6,602	6,602	6,294	6,294
Mortgage notes receivable – net	100,630	98,527	100,821	93,892
Other investments	29,744	26,562	29,864	25,343
Totals	$141,899	$136,614	$137,188	$125,738
Liabilities:
Revolving lines of credit	$46,000	$46,000	$63,500	$59,550
7.00% Notes due 2014	310,000	301,224	310,000	268,712
7.00% Notes due 2016	175,000	162,557	175,000	137,285
(Discount)/Premium on 7.00% Notes – net	(311)	(174)	(303)	(37)
Totals	$530,689	$509,607	$548,197	$465,510

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies of our 2008 Annual Report on Form 10-K).  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•
Cash and cash equivalents:  The carrying amount of cash and cash equivalents and restricted cash reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•
Mortgage notes receivable:  The fair values of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•
Other investments:  Other investments are primarily comprised of: (i) notes receivable; and (ii) an investment in redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting under APB No. 18.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.  The fair value of the investment in the unconsolidated business is estimated using discounted cash flow and volatility assumptions or, if available, quoted market value.

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

The following table summarizes the results of discontinued operations for facilities sold or held-for-sale during the three- and six- month periods ended June 30, 2009 and 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues
Rental income	$—	$—	$—	$15

Expenses	—	—	—	—

Income before gain on sale of assets	—	—	—	15
Gain on assets sold – net	—	—	—	431
Discontinued operations	$—	$—	$—	$446

No revenue or expense generated from discontinued operations during the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, no revenue or expense was generated from discontinued operations.  For the six months ended June 30, 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the first quarter of 2008, generating a gain of $0.4 million.

NOTE 12– EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$19,822	$17,122	$44,734	$33,910
Preferred stock dividends	(2,272)	(2,481)	(4,543)	(4,962)
Numerator for income available to common shareholders from continuing operations - basic and diluted	17,550	14,641	40,191	28,948
Discontinued operations	—	—	—	446
Numerator for net income available to common per share - basic and diluted	$17,550	$14,641	$40,191	$29,394
Denominator:
Denominator for basic earnings per share	82,573	72,942	82,485	70,811
Effect of dilutive securities:
Restricted stock	90	84	80	70
Stock option incremental shares	11	12	11	12
Deferred stock	—	—	2	—
Denominator for diluted earnings per share	82,674	73,038	82,578	70,893

Earnings per share – basic:
Income available to common shareholders from continuing operations	$0.21	$0.20	$0.49	$0.41
Discontinued operations	—	—	—	0.01
Net income – basic	$0.21	$0.20	$0.49	$0.42
Earnings per share – diluted:
Income available to common shareholders from continuing operations	$0.21	$0.20	$0.49	$0.41
Discontinued operations	—	—	—	—
Net income – diluted	$0.21	$0.20	$0.49	$0.41

Note 13– SUBSEQUENT EVENT

On July 1, 2009, we issued 180,588 shares of our common stock under our Equity Shelf Program for net proceeds of approximately $2.8 million.

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

(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital;
(vii)	our ability to maintain our credit ratings;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xi)	changes in the financial position of our operators;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts;
(xv)	our ability to maintain our status as a real estate investment trust;
(xvi)	changes in our credit ratings and the ratings of our debt and preferred securities;
(xvii)	the potential impact of a general economic slowdown on governmental budgets and healthcare reimbursement expenditures; and
(xviii)	the effect of the recent financial crisis and severe tightening in the global credit markets.

Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our former operator/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We continue to be responsible for the two remaining facilities as of June 30, 2009 that are in the process of being transitioned to the new tenant/operator pending approval by state regulators.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries as well as TC Healthcare I, LLC (“TC Healthcare”), a new entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenant/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008; however, TC Healthcare continues to be responsible for two remaining facilities as of June 30, 2009 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the two remaining owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at June 30, 2009, consisted of 255 healthcare facilities, located in 28 states and operated by 25 third-party operators.  Our gross investment in these facilities totaled approximately $1.5 billion at June 30, 2009, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 226 SNFs, (ii) seven assisted living facilities (“ALFs”), (iii) two rehabilitation hospitals owned and leased to third parties, (iv) two independent living facilities (“ILFs”), (v) fixed rate mortgages on 15 SNFs, (vi) two SNFs that are owned and operated and (vii) one SNF that is currently held for sale.  At June 30, 2009, we also held other investments of approximately $29.7 million, consisting primarily of secured loans to third-party operators of our facilities.

Taxation

We have elected to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  For further information, see “Taxation” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2008.

Recent Developments Regarding Government Regulation and Reimbursement

Reimbursement.  The recent downturn in the U.S. economy and other factors could result in significant cost-cutting at both the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs.  In addition, Congress currently is considering options for health care reform legislation, and some of the options under consideration could result in decreases in payments to SNFs or otherwise diminish the financial condition of individual SNFs.  These legislative options include potential changes in the reporting and measurement of quality, the setting of payment levels and the enforcement of the laws and rules governing federal health programs.  It is currently uncertain which health care reform options, if any, will be enacted by Congress.

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

Medicaid.  Current market and economic conditions will likely have a significant impact on state budgets and health care spending.  Fiscal conditions have continued to deteriorate, and many states are experiencing significant budget gaps.   As a result, despite increases in Federal funding, Medicaid spending from state funds is estimated to decline in both state fiscal years 2009 and 2010.  The budget deficits are exacerbated by increased enrollment in Medicaid during 2008 and anticipated increased enrollment in fiscal years 2009 and 2010.     Since the profit margins on Medicaid patients are generally relatively low, substantial reductions in Medicaid reimbursement could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009, provides for enhanced federal Medicaid matching rates that may provide some relief to states.  Because states have discretion with respect to their Medicaid programs, some states may address budget shortfalls outside of Medicaid by reallocating state funds that otherwise would have been spent on Medicaid expenditures.  As a result, the impact of the ARRA Medicaid funding on our operators will depend on how states choose to use the funding.

In 2007 and early 2008, the Center for Medicare & Medicaid Services (“CMS”) issued a number of Medicaid rules that have the potential to reduce the funding available under state Medicaid programs to reimburse long-term care providers.  Several of these rules were rescinded on June 30, 2009 including rules related to specialized transportation to schools for children covered by Medicaid, outpatient hospital services and certain provisions related to targeted case management services. In addition, CMS proposed to delay until June 30, 2010 the enforcement of certain provisions of a regulation related to health care-related taxes. However, other regulatory provisions have been implemented, including a reduction in the maximum allowable health care-related taxes that states can impose on providers (reduced from 6 percent to 5.5 percent).  This rule could result in lower taxes for providers, but also could result in less overall funding for state Medicaid programs by limiting the ability of states to fund the non-federal share of the Medicaid program.  As a result, the operators of our properties could potentially experience reductions in Medicaid funding, which could adversely impact their ability to meet their obligations to us.

Medicare.  On July 31, 2009, CMS announced a final rule on Medicare’s prospective payment system for SNFs for fiscal year 2010.  The final rule includes a reduction in payments to nursing homes equal to $1.05 billion, or 3.3 percent, resulting from a recalibration of the case-mix indices.  However, CMS estimates that the fiscal year 2010 market basket adjustment of 2.1 percent, or $660 million, will offset the $1.05 billion adjustment, resulting in an aggregate decrease in Medicare payments to SNFs during fiscal year 2010 of approximately $360 million, or 1.1 percent. The changes may have different impacts on individual SNFs, depending in part on the characteristics of the patient populations of individual facilities.  Our operators may receive reduced Medicare payments as a result of the final rule, which could have an adverse effect on their ability to satisfy their financial obligations.  The 2010 fiscal year begins on October 1, 2009 and ends on September 30, 2010.

In addition to the recalibration of the casemix indices and payment update, CMS finalized a revised case-mix classification system, the RUG-IV, and implementation schedule for fiscal year 2011.  The change in case-mix classification methodology has the potential to impact reimbursement, although the ultimate impact of the RUG-IV classification model on reimbursement to the individual operators of our facilities is unknown.

The 2009 fiscal year ends on September 30, 2009.  On August 8, 2008, CMS published a final rule on Medicare’s prospective payment system for SNFs for fiscal year 2009. CMS estimated that these payment policies will increase aggregate Medicare payments to SNFs during fiscal year 2009 by $780 million (compared to fiscal year 2008).

The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) became law on July 15, 2008 and made a variety of changes to Medicare, some of which may affect SNFs.  For instance, MIPPA extended the therapy caps exceptions process through December 31, 2009.  The therapy caps limit the physical therapy, speech-language therapy and occupational therapy services that a Medicare beneficiary can receive during a calendar year.  These caps do not apply to therapy services covered under Medicare Part A in SNF, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits.  MIPPA retroactively extended the therapy caps exceptions process through December 31, 2009.  Expiration of the therapy caps exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

Recent Accounting Pronouncements:

EITF 03-6-1 Evaluation

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. In this FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents that participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. We adopted this standard on January 1, 2009, and retrospectively adjusted basis EPS data for all periods presented to reflect the two-class method of computing EPS.  The provisions of FSP EITF 03-6-1 impact on earnings per share was less than $0.01 per share for the periods presented.

FSP 157-4 Evaluation

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. We adopted the standard in the second quarter of 2009 and determined that the adoption of FSP 157-4 had no material effect on our financial position or results of operations.

FSP 107-1 Evaluation

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS No. 107. We adopted the standard in the second quarter of 2009 and such disclosures are provided in Note 9 – Financial Instruments.

FAS 157 Evaluation

On January 1, 2008, we adopted Financial Accounting Standards Board, (“FASB”), Statement No. 157, Fair Value Measurements (“FAS No. 157”).  This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  FAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard  applies to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. We evaluated FAS No. 157 and determined that the adoption of FAS No. 157 had no impact on our consolidated financial statements.

FAS 141(R) Evaluation

On December 4, 2007, the Financial Accounting Standards Board issued Statement No. 141(R), Business Combinations (“FAS No. 141(R)”).  The new standard will significantly change the accounting for and reporting of business combination transactions.  FAS No. 141(R) requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense as incurred, acquisition related transaction costs.  FAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption was prohibited.  We adopted the standard on January 1, 2009, which will impact the accounting only for acquisitions occurring prospectively.

FAS 165 Evaluation

In the second quarter of 2009, we adopted FASB Statement No. 165, Subsequent Events (“FAS No. 165”) FAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FAS No. 165 did not have a material impact on our financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2009 and 2008

Operating Revenues

Our operating revenues for the three months ended June 30, 2009 totaled $49.2 million, an increase of $5.4 million over the same period in 2008.  The $5.4 million increase relates primarily to: (i) $4.4 million nursing home revenues of owned and operated assets in 2009 compared to 2008, as a result of the July 2008 assumption of operating responsibility for the facilities formerly operated by Haven Healthcare (“Haven”), (ii) additional rental income as a result of the acquisitions since March 2008, and (iii) additional mortgage income associated with the mortgage financing of seven new facilities in April 2008.  Miscellaneous revenue decreased by $0.7 million in 2009.   In 2008, we received late fees of approximately $0.8 million.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 totaled $19.6 million, an increase of approximately $2.6 million over the same period in 2008.  The increase was primarily due to: (i) $5.5 million nursing home expenses in owned and operated assets in 2009 compared to 2008, as a result of the July 2008 assumption of operating responsibility for the facilities formerly operated by Haven; and (ii) an increase in depreciation expense of $1.3 million due to acquisitions since March 2008, partially offset by a decrease in provision for uncollectible accounts receivable associated with Haven of $4.3 million in 2008.  The provision consisted of $3.3 million associated with straight-line receivables and $1.0 million in pre-petition contractual receivables.

Other Income (Expense)

For the three months ended June 30, 2009 and June 30, 2008, total other expenses were $9.7 million.  For the three months ended June 30, 2009 compared to June 30, 2008, interest expense decreased by $1.0 million due to decrease borrowings outstanding and lower rates.  For the three months ended June 30, 2008, we received a litigation settlement of $0.5 million.  For the three months ended June 30, 2009, we wrote off $0.5 million of unamortized deferred financing costs related to replacing the former $255 million credit facility.   Interest rates on the new $200 million credit facility are greater than they were under the former $255 credit facility, which could increase future interest cost.

Income from Continuing Operations

Income from continuing operations for the three months ended June 30, 2009 was $19.8 million compared to $17.1 million for the same period in 2008.  The increase in income from continuing operations is the result of the factors described above.

Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets are included in assets held for sale – net in our consolidated balance sheet prior to their sale/disposal.  As of June 30, 2009 and June 30, 2008, we have no assets from discontinued operations.

For the three months ended June 30, 2009 and 2008, no revenue or expense was generated from discontinued operations.

Six Months Ended June 30, 2009 and 2008

Operating Revenues

Our operating revenues for the six months ended June 30, 2009 totaled $98.3 million, an increase of $13.7 million over the same period in 2008.  The $13.7 million increase relates primarily to: (i) $8.8 million nursing home revenues of owned and operated assets in 2009 compared to 2008, as a result of the July 2008 assumption of operating responsibility for the facilities formerly operated by Haven, (ii) additional rental income as a result of the acquisitions since March 2008, and (iii) additional mortgage income associated with the mortgage financing of seven new facilities in April 2008.  Miscellaneous revenue decreased by $1.9 million in 2009.  In 2008, we received past due rent and late fees of approximately $1.9 million.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 totaled $39.1 million, an increase of approximately $8.1 million over the same period in 2008.  The increase was primarily due to: (i) $10.9 million nursing home expenses in owned and operated assets in 2009 compared to 2008, as a result of the July 2008 assumption of operating responsibility for the facilities formerly operated by Haven, and (ii) an increase in depreciation expense of $2.8 million due to acquisitions since March 2008, partially offset by a decrease in provision for impairment of $1.4 million and a decrease in provision for uncollectible accounts receivable associated with Haven of $4.3 million.  The provision consisted of $3.3 million associated with straight-line receivables and $1.0 million in pre-petition contractual receivables.

Other Income (Expense)

For the six months ended June 30, 2009, total other expenses were $14.5 million, as compared to $19.8 million for the same period in 2008, a decrease of $5.3 million.  The decrease was due to: (i) lower average borrowings rates on our outstanding borrowings, and (ii) an increase of $4.0 million associated with cash received for a legal settlement in the first half of 2009 compared to the same period of 2008, partially offset by $0.5 million associated with the write-off of unamortized deferred financing costs related to replacing the former $255 million credit facility during the second quarter of 2009.

Income from Continuing Operations

Income from continuing operations for the six months ended June 30, 2009 was $44.7 million compared to $33.9 million for the same period in 2008.  The increase in income from continuing operations is the result of the factors described above.

Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets included in assets held for sale – net in our consolidated balance sheet prior to their sale/disposal.

For the six months ended June 30, 2009, no revenue or expense generated from discontinued operations.  For the six months ended June 30, 2008, discontinued operations includes revenue of $15 thousand for one SNF located in California that was sold during the first quarter of 2008, generating a gain of $0.4 million.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2009, was $28.6 million, compared to $24.4 million, for the same period in 2008.

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

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- and six- months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Net income available to common stockholders	$17,550	$14,641	$40,191	$29,394
Add back loss (deduct gain) from real estate dispositions	24	—	24	(477)
Sub-total	17,574	14,641	40,215	28,917
Elimination of non-cash items included in net income:
Depreciation and amortization	10,990	9,713	21,921	19,109
Funds from operations available to common stockholders	$28,564	$24,354	$62,136	$48,026

Portfolio and Recent Developments

There were no significant re-leasing, restructuring or new investment transactions that occurred during the six months ended June 30, 2009.

Assets Sold

On April 24, 2009, we sold our held-for-sale SNF in Iowa for approximately $0.1 million resulting in a loss of approximately $24 thousand.

Held for Sale

On June 30, 2009, we classified one SNF in Connecticut as held-for-sale with a net book value of approximately $0.7 million.

Liquidity and Capital Resources

At June 30, 2009, we had total assets of $1.3 billion, stockholders’ equity of $786.4 million and debt of $530.7 million, which represents approximately 40.3% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2009.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt (1)	$531,000	$-	$46,000	$310,000	$175,000
Operating lease obligations(2)	3,123	284	591	624	1,624
Total	$534,123	$284	$46,591	$310,624	$176,624

(1)
The $531.0 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, and $46.0 million in borrowings under the $200 million revolving senior secured credit facility (the “New Credit Facility”) that matures in June 30, 2012.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

On June 30, 2009, we entered into a new $200 million revolving senior secured credit facility (the “New Credit Facility”).  The New Credit Facility is being provided by Bank of America, N.A., Deutsche Bank Trust Company Americas, UBS Loan Finance LLC and General Electric Capital Corporation pursuant to a Credit Agreement, dated as of June 30, 2009 (the “New Credit Agreement”), among the Omega subsidiaries named therein (“Borrowers”), the lenders named therein, and Bank of America, N.A., as administrative agent.  At June 30, 2009, we had $46.0 million outstanding under the New Credit Facility and no letters of credit outstanding, leaving availability of $154.0 million.  The $46.0 million of outstanding borrowings had an interest rate of 6% at June 30, 2009, and is currently priced at LIBOR plus 400 basis points.  The New Credit Facility will be used for acquisitions and general corporate purposes.

The New Credit Facility replaces our previous $255 million senior secured credit facility (the “Prior Credit Facility”), that was terminated on June 30, 2009.  The New Credit Facility matures on June 30, 2012, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million in certain circumstances during the first two years.

For the three-month period ended June 30, 2009, we recorded a one-time, non-cash charge of approximately $0.5 million relating to the write-off of unamortized deferred financing costs associated with the replacement of the Prior Credit Facility.  We incurred approximately $4.4 million in deferred financing cost related to establishing the New Credit Facility.

The interest rates per annum applicable to the New Credit Facility are the reserve-adjusted LIBOR Rate, with a floor of 200 basis points (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin.  The applicable margin with respect to the New Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio.  The applicable margin may range from 4.75% to 3.7% in the case of Eurodollar Rate advances, from 3.5% to 2.5% in the case of base rate advances, and from 4.75% to 3.75% in the case of letter of credit fees.  The default rate on the New Credit Facility is 3.00% above the interest rate otherwise applicable to base rate loans.  We are also obligated to pay a commitment fee of 0.50% on the unused portion of our New Credit Facility.  In certain circumstances set forth in the New Credit Agreement, we may prepay the New Credit Facility at any time in whole or in part without fees or penalty.

           Omega and its subsidiaries that are not Borrowers under the New Credit Facility guarantee the obligations of our Borrower subsidiaries under the New Credit Facility.  All obligations under the New Credit Facility and the related guarantees are secured by a perfected first priority lien on certain real properties and all improvements, fixtures, equipment and other personal property relating thereto of the Borrower subsidiaries under the New Credit Facility, and an assignment of leases, rents, sale/refinance proceeds and other proceeds flowing from the real properties.

The New Credit Facility contains customary affirmative and negative covenants, including, without limitations, limitations on investments; limitations on liens; limitations on mergers, consolidations, and transfers of assets; limitations on sales of assets; limitations on transactions with affiliates; and limitations on our transfer of ownership and management.  In addition, the New Credit Facility contains financial covenants including, without limitation, with respect to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum distributions.  As of June 30, 2009, we were in compliance with all affirmative and negative covenants, including financial covenants.

Equity Distribution Agreement

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "Equity Distribution Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "Managers").  Under the terms of the Equity Distribution Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $100,000,000 (the “Equity Shelf Program”).  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager, as sales agent, under the applicable Equity Distribution Agreement.  During the three months ended June 30, 2009, 700 shares of the Company’s common stock were issued through the Equity Shelf Program for net proceeds of $11,000.

Amendment to Charter to Increase Authorized Common Stock

On May 28, 2009, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 200,000,000 shares.  The Board of Directors previously approved the amendment, subject to stockholder approval, and the amendment was approved by our stockholders at the Annual Meeting of Stockholders held on May 21, 2009.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  Effective May 15, 2009, we reinstated the optional cash purchase component of our DRSPP, which we had temporarily suspended in October 2008.

For the six month period ended June 30, 2009, we issued 476,051 shares of common stock for approximately $7.0 million in net proceeds.

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

For the three- and six- months ended June 30, 2009, we paid total dividends of $27.0 million and $54.1 million, respectively.

On July 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share to be paid August 17, 2009 to common stockholders of record on July 31, 2009.  On July 15, 2009, the Board of Directors also declared the regular quarterly dividends for our 8.375% Series D Cumulative Redeemable Preferred Stock to stockholders of record on July 31, 2009.  The stockholders of record of the Series D Preferred Stock on July 31, 2009 will be paid dividends in the amount of $0.52344 per preferred share on August 17, 2009.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.

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

Cash and cash equivalents totaled $4.9 million as of June 30, 2009, an increase of $4.7 million as compared to the balance at December 31, 2008.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $80.9 million for the six months ended June 30, 2009, as compared to $54.6 million for the same period in 2008, an increase of $26.3 million.

Investing Activities – Net cash flow from investing activities was an outflow of $7.0 million for the six months ended June 30, 2009, as compared to an outflow of $140.7 million for the same period in 2008.  The decrease in cash outflow from investing activities relates primarily to i) the change in acquisition activity,  and ii) the reduction in spending on capital improvement projects.  In addition, in 2009, other investments –net generated net cash compared to a use of cash for other investment –net in 2008.  In 2009, proceeds from the sale of real estate investment decreased year-over-year by $2.9 million due to timing of transactions.  During 2008, we acquired one facility for $5.2 million in the first quarter and the acquisition of nine facilities for $47.4 million in the second quarter compared to no acquisitions in 2009.  We also acquired a $74.9 million mortgage loan with one of our operators in the second quarter of 2008.  During 2009, we made $7.5 million in capital improvements and renovation compared to $9.0 million for the same period in 2008, the decrease relates primarily to the timing of projects.

Financing Activities – Net cash flow from financing activities was an outflow of $69.2 million for the six months ended June 30, 2009 as compared to an inflow of $86.3 million for the same period in 2008.  The $155.5 million change in financing activities was primarily a result of: (i) a net payment of $17.5 million on our credit facilities and other borrowings in 2009 compared to net proceeds of $15.0 million on our Prior Credit Facility and other borrowings in 2008, (ii) $4.4 million in payments of deferred financing costs associated with the New Credit Facility in 2009, (iii) an increase in dividend payment of $8.3 million due to the issuance of common stock, primarily during the second and third quarter of 2008, offset by (iv) a decrease in dividend reinvestment proceeds of $13.3 million due to the temporary suspension of the optional cash purchase component of our DRSPP and (v) $98.8 million net proceeds from the common stock offering in the second quarter of 2008.

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

The interest rate charged on our New Credit Facility can vary based on the interest rate option we choose to utilize. The interest rates per annum applicable to the New Credit Facility are the reserve-adjusted LIBOR Rate, with a floor of 200 basis points (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin. The applicable margin with respect to the New Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 4.75% to 3.75% in the case of Eurodollar Rate advances, from 3.5% to 2.5% in the case of base rate advances, and from 4.75% to 3.75% in the case of letter of credit fees. As of June 30, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $46.0 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $0.5 million per year, assuming a consistent capital structure.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2009.

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

Item 4 – Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on May 21, 2009.  Total number of common shares outstanding on April 19, 2009, was 82,408,075.  Results of votes with respect to proposals submitted at the Annual Meeting are set forth below:

(a)           To elect two nominees to serve as directors and to hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.  Our stockholders voted to elect both nominees to serve as directors.  Votes recorded, by nominee, were as follows:

Nominee	For	Withheld
Thomas F. Franke	73,467,792	1,398,605
Bernard J. Korman	73,482,899	1,383,498

(b)           To approve an amendment to Articles of Incorporation to increase the numbers of authorized shares of common stock from 100,000,000 to 200,000,000 shares.  Votes recorded were as follows:

For	Against	Abstain
57,728,180	17,012,857	125,357

(c)           To consider and vote upon a proposal to ratify the selection of Ernst & Young LLP as our independent auditor for the fiscal year 2009:

For	Against	Abstain
74,241,907	561,820	62,668

Item 6 – Exhibits

Exhibit No.	Description
1.1
Equity Distribution Agreement, dated June 12, 2009 between Omega Healthcare Investors, Inc. and UBS Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed June 15, 2009).

1.2
Equity Distribution Agreement, dated June 12, 2009 between Omega Healthcare Investors, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed June 15, 2009).

1.3
Equity Distribution Agreement, dated June 12, 2009 between Omega Healthcare Investors, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed June 15, 2009).

3.1	Articles of Incorporation of Omega Healthcare Investors, Inc., as amended.
10.1
Credit Agreement, dated as of June 30, 2009, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, Texas Lessor- Stonegate, LP, OHIMA, Inc., the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K, filed July 6, 2009).

10.2
Second Amendment to the Second Amended and Restated Master Lease, dated as of February 26, 2009, by and among Omega Healthcare Investors, Inc., certain of its subsidiaries as lessors, Sun Healthcare Group, Inc. and certain of its affiliates as lessees, amending and restating prior master leases with Sun Healthcare Group, its subsidiaries, and lessees and guarantors acquired by Sun Healthcare Group. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 2, 2009).

10.3
Eighth Amendment to Consolidated Amended and Restated Master Lease, dated as of March 31, 2009, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 2, 2009).

10.4
First Amendment to Loan Agreement, dated as of March 15, 2009, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 2, 2009).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:       August 6, 2009                                By:           /S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:       August 6, 2009                                By:           /S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer