Form 10-Q
period 2009-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2009-11-05
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 2009.

Common Stock, $.10 par value                                                                           85,112,754
(Class)                                                                                       (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2009

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	September 30, 2009 (unaudited) and December 31, 2008	2

	Consolidated Statements of Income (unaudited)
	Three and nine months ended September 30, 2009 and 2008	3

	Consolidated Statements of Stockholders’ Equity
	September 30, 2009 (unaudited) and December 31, 2008	4

	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements
	September 30, 2009 (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$1,385,625	$1,372,012
Less accumulated depreciation	(284,782)	(251,854)
Real estate properties – net	1,100,843	1,120,158
Mortgage notes receivable – net	100,531	100,821
	1,201,374	1,220,979
Other investments – net	29,440	29,864
	1,230,814	1,250,843
Assets held for sale – net	887	150
Total investments	1,231,701	1,250,993

Cash and cash equivalents	646	209
Restricted cash	6,678	6,294
Accounts receivable – net	81,274	75,037
Other assets	12,145	18,613
Operating assets for owned and operated properties	3,949	13,321
Total assets	$1,336,393	$1,364,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$9,000	$63,500
Unsecured borrowings – net	484,685	484,697
Accrued expenses and other liabilities	27,106	25,420
Operating liabilities for owned and operated properties	1,449	2,862
Total liabilities	522,240	576,479

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 84,904 shares as of September 30, 2009 and 82,382 as of December 31, 2008	8,490	8,238
Common stock – additional paid-in-capital	1,095,578	1,054,157
Cumulative net earnings	506,149	440,277
Cumulative dividends paid	(904,552)	(823,172)
Total stockholders’ equity	814,153	787,988
Total liabilities and stockholders’ equity	$1,336,393	$1,364,467

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental income	$41,226	$37,265	$123,626	$115,052
Mortgage interest income	2,915	3,007	8,686	6,536
Other investment income – net	694	313	1,844	1,531
Miscellaneous	160	73	364	2,140
Nursing home revenues of owned and operated assets	4,758	19,341	13,545	19,341
Total operating revenues	49,753	59,999	148,065	144,600

Expenses
Depreciation and amortization	11,093	10,076	33,014	29,185
General and administrative	2,675	2,925	8,920	8,990
Impairment loss on real estate properties	89	170	159	1,684
Provision for uncollectible accounts receivable	-	-	-	4,268
Nursing home expenses of owned and operated assets	4,899	20,833	15,750	20,833
Total operating expenses	18,756	34,004	57,843	64,960

Income before other income and expense	30,997	25,995	90,222	79,640
Other income (expense):
Interest income	2	74	19	197
Interest expense	(9,171)	(9,375)	(26,656)	(28,805)
Interest – amortization of deferred financing and refinancing costs	(690)	(500)	(2,216)	(1,500)
Litigation settlements	-	-	4,527	526
Total other expense	(9,859)	(9,801)	(24,326)	(29,582)

Income before gain (loss) on assets sold	21,138	16,194	65,896	50,058
Gain (loss) on assets sold – net	-	11,806	(24)	11,852
Income from continuing operations before income taxes	21,138	28,000	65,872	61,910
Income taxes	-	72	-	72
Income from continuing operations	21,138	28,072	65,872	61,982
Discontinued operations	-	-	-	446
Net income	21,138	28,072	65,872	62,428
Preferred stock dividends	(2,271)	(2,480)	(6,814)	(7,442)
Net income available to common	$18,867	$25,592	$59,058	$54,986

Income per common share available to common shareholders:
Basic:
Income from continuing operations	$0.23	$0.33	$0.71	$0.75
Net income	$0.23	$0.33	$0.71	$0.76
Diluted:
Income from continuing operations	$0.22	$0.33	$0.71	$0.75
Net income	$0.22	$0.33	$0.71	$0.76

Dividends declared and paid per common share	$0.30	$0.30	$0.90	$0.89

Weighted-average shares outstanding, basic	83,740	76,590	82,903	72,737
Weighted-average shares outstanding, diluted	83,858	76,702	83,004	72,829

Components of other comprehensive income:
Net income	$21,138	$28,072	$65,872	$62,428
Total comprehensive income	$21,138	$28,072	$65,872	$62,428

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2008 (82,382 common shares)	$108,488	$8,238	$1,054,157	$440,277	$(823,172)	$787,988
Issuance of common stock:
Grant of restricted stock (10 shares at $15.790 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	1,430	—	—	1,430
Dividend reinvestment plan (1,094 shares at $15.631 per share)	—	109	16,964	—	—	17,073
Grant of stock as payment of directors fees (5 shares at an average of $14.591 per share)	—	1	74	—	—	75
Equity Shelf Program (1,413 shares at $17.165 per share, net of issuance costs)	—	141	22,954	—	—	23,095
Net income	—	—	—	65,872	—	65,872
Common dividends paid ($0.90 per share).	—	—	—	—	(74,566)	(74,566)
Preferred dividends paid (Series D of $1.570 per share)	—	—	—	—	(6,814)	(6,814)

Balance at September 30, 2009 (84,904 common shares)	$108,488	$8,490	$1,095,578	$506,149	$(904,552)	$814,153
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$65,872	$62,428
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	33,014	29,185
Impairment loss on real estate properties (including amounts in discontinued operations)	159	1,684
Uncollectible accounts receivable	—	4,268
Refinancing costs	526	—
Amortization of deferred financing costs	1,690	1,500
Loss (gain) on assets sold – net	24	(12,283)
Restricted stock amortization expense	1,439	1,577
Other	(129)	(296)
Change in operating assets and liabilities:
Accounts receivable, net	219	663
Straight-line rent	(6,987)	(7,959)
Lease inducement	532	(3,259)
Tax liabilities	—	(73)
Other operating assets and liabilities	10,117	(3,988)
Operating assets and liabilities for owned and operated properties	7,959	(13,303)
Net cash provided by operating activities	114,435	60,144

Cash flows from investing activities
Acquisition of real estate	—	(93,235)
Placement of mortgage loans	—	(74,928)
Proceeds from sale of real estate investments	85	31,893
Capital improvements and funding of other investments	(14,640)	(13,194)
Proceeds from other investments	39,515	14,082
Investments in other investments	(39,075)	(23,570)
Collection of mortgage principal – net	403	681
Net cash used in investing activities	(13,712)	(158,271)

Cash flows from financing activities
Proceeds from credit facility borrowings	138,500	303,800
Payments on credit facility borrowings	(193,000)	(317,800)
Payments of other long-term borrowings	—	(39,435)
Payment of financing related costs	(4,574)	—
Receipts from dividend reinvestment plan	17,073	30,506
Net proceeds from issuance of common stock	23,095	195,976
Payments from exercised options and taxes on restricted stock – net	—	(2,087)
Dividends paid	(81,380)	(71,022)
Net cash (used in) provided by financing activities	(100,286)	99,938

Increase in cash and cash equivalents	437	1,811
Cash and cash equivalents at beginning of period	209	1,979
Cash and cash equivalents at end of period	$646	$3,790
Interest paid during the period, net of amounts capitalized	$24,508	$26,760

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our former operator/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008. We continue to be responsible for the two remaining facilities as of September 30, 2009 that are in the process of being transitioned to the new operator pending approval by state regulators.  Substantially all depreciation expenses reflected in the consolidated statements of income relate to the ownership of our investment in real estate.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. (“Omega” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  We have evaluated all subsequent events through November 5, 2009, the date the financial statements were issued. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries; as well as TC Healthcare I, LLC. (“TC Healthcare”), an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenant/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008, however, TC Healthcare continues to be responsible for two remaining facilities as of September 30, 2009 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the two remaining owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Reclassifications

Certain amounts in the prior year have been reclassified to reflect the results of discontinued operations.  See Note 11 – Discontinued Operations for a discussion of discontinued operations.  Such reclassifications have no effect on previously reported earnings or equity.

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

A summary of our net receivables by type is as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

Contractual receivables	$2,382	$2,358
Straight-line receivables	50,524	43,636
Lease inducements	30,029	30,561
Allowance	(1,661)	(1,518)
Accounts receivable – net	$81,274	$75,037

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

Implementation of New Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  In this new guidance, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents that participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The guidance does not address awards that contain rights to forfeitable dividends. We adopted this standard on January 1, 2009, and retrospectively adjusted basic EPS data for all periods presented to reflect the two-class method of computing EPS.  The impact of the adoption of this guidance on earnings per share was less than $0.01 per share for the periods presented.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued guidance on Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This new guidance provides additional guidance for estimating fair value in accordance with Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This new guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  We adopted the standard in the second quarter of 2009 and determined that the adoption had no material effect on our financial position or results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance on Interim Disclosures about Fair Value of Financial Instruments.  This new guidance amends rules for Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This new guidance also amends Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by the guidance. We adopted the new guidance in the second quarter of 2009 and such disclosures are provided in Note 9 – Financial Instruments.

Fair Value Measurements

On January 1, 2008, we adopted new guidance for Fair Value Measurements.  This new guidance defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard applied to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations.  We evaluated the guidance and determined that the adoption had no impact on our consolidated financial statements.

Revised Business Combinations

On December 4, 2007, the FASB issued revised guidance on Business Combinations.  The new guidance will significantly change the accounting for and reporting of business combination transactions.  The guidance requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense as incurred, acquisition related transaction costs.  The guidance is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We adopted the guidance on January 1, 2009, which will impact the accounting only for acquisitions occurring prospectively.

Subsequent Events

In the second quarter of 2009, we adopted FASB new guidance on Subsequent Events.  The new guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not have a material impact on our financial statements.

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

If we acquire real estate pursuant to a foreclosure or bankruptcy proceeding, the assets will be included on the consolidated balance sheet at the lower of cost or estimated fair value (see Note 3– Owned and Operated Assets).

Leased Property

Our leased real estate properties, represented by 226 SNFs, seven assisted living facilities (“ALFs”), two rehabilitation hospitals and two independent living facilities (“ILFs”) at September 30, 2009, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Assets Sold or Held for Sale

Assets Sold

On April 24, 2009, we sold our held-for-sale SNF in Iowa for approximately $0.1 million resulting in a loss of approximately $24 thousand.

Held for Sale

At September 30, 2009, we had two SNFs classified as held-for-sale with a net book value of approximately $0.9 million.

Mortgage Notes Receivable

Mortgage notes receivable relate to 15 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four (4) states, operated by four (4) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of September 30, 2009, none of our mortgages were in default or in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

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

NOTE 3 – OWNED AND OPERATED ASSETS

At September 30, 2009, we owned and operated two facilities with a total of 275 operating beds that were previously recovered from a bankrupt operator/tenant.

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

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which are currently being operated by TC Healthcare, will transfer to Formation/Genesis upon the appropriate regulatory approvals expected sometime in the near future.  Our consolidated financial statements include the financial position and results of operations of TC Healthcare from July 7, 2008 to September 30, 2009.  As of September 30, 2009, our gross investment in land and buildings for the two properties operated by TC Healthcare was approximately $14.7 million.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Nursing home revenues	$4,758	$19,341	$13,545	$19,341

Nursing home expenses	4,899	20,833	15,750	20,833
Loss from nursing home operations	$(141)	$(1,492)	$(2,205)	$(1,492)

NOTE 4 – CONCENTRATION OF RISK

As of September 30, 2009, our portfolio of investments consisted of 256 healthcare facilities, located in 28 states and operated by 25 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.5 billion at September 30, 2009, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 226 SNFs, seven ALFs, two rehabilitation hospitals, two ILFs, fixed rate mortgages on 15 SNFs, two SNFs that are owned and operated and two SNFs that are currently held for sale.  At September 30, 2009, we also held miscellaneous investments of approximately $29.4 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2009, approximately 24% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc (“Sun”) (14%) and Advocat Inc. (“Advocat”) (10%).  Our largest private company operators (by investment) were CommuniCare Health Services (“CommuniCare”) (21%) and Signature Holding II, LLC (“Signature”) (10%).  No other operator represents more than 9% of our investments.  The three states in which we had our highest concentration of investments were Ohio (22%), Florida (12%) and Pennsylvania (10%) at September 30, 2009.

For the three-month period ended September 30, 2009, our revenues from operations totaled $49.8 million, of which approximately $8.8 million were from CommuniCare (18%), $7.7 million from Sun (16%) and $5.7 million from Advocat (11%).  Our owned and operated assets generated $4.8 million (10%) of revenue in September 30, 2009.  No other operator generated more than 9% of our revenues from operations for the three-month period ended September 30, 2009.

For the nine-month period ended September 30, 2009, our revenues from operations totaled $148.1 million, of which approximately $26.4 million were from CommuniCare (18%), $23.1 million from Sun (16%) and $16.6 million from Advocat (11%).  Our owned and operated assets generated $13.5 million (9%) of revenue in September 30, 2009.  No other operator generated more than 9% of our revenues from operations for the nine-month period ended September 30, 2009.

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

NOTE 5 –DIVIDENDS

Common Dividends

On October 20, 2009, the Board of Directors declared a common stock dividend of $0.30 per share, to be paid November 16, 2009 to common stockholders of record on November 2, 2009.

On July 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share that was paid August 17, 2009 to common stockholders of record on July 31, 2009.

On April 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share that was paid May 15, 2009 to common stockholders of record on April 30, 2009.

On January 15, 2009, the Board of Directors declared a common stock dividend of $0.30 per share that was paid on February 17, 2009 to common stockholders of record on January 30, 2009.

Series D Preferred Dividends

On October 20, 2009, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on November 2, 2009.  The stockholders of record of the Series D Preferred Stock on November 2, 2009 will be paid dividends in the amount of $0.52344 per preferred share on November 16, 2009.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2009 through October 30, 2009.

On July 15, 2009, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid August 17, 2009 to preferred stockholders of record on July 31, 2009.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of September 30, 2009 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- and nine- month periods ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Restricted stock expense	$480	$526	$1,439	$1,577

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan.

Restricted Stock Award

The restricted stock awards vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of September 30, 2009, 122,961 shares of restricted stock have vested under the restricted stock award.

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

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of September 30, 2009:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$1,669
2008 Annual performance restricted stock units	41,332	8.78	363	20	-
2009 Annual performance restricted stock units	41,332	8.25	341	32	32
2010 Annual performance restricted stock units	41,332	8.14	336	44	114
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	261
Total	534,900		$6,700		$2,076

As of September 30, 2009, we had 23,664 stock options and 20,401 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.  As of September 30, 2009, the unrecognized compensation cost associated with the directors is approximately $0.2 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

On June 30, 2009, we entered into a new $200 million revolving senior secured credit facility (the “New Credit Facility”).  The New Credit Facility is being provided by Bank of America, N.A., Deutsche Bank Trust Company Americas, UBS Loan Finance LLC and General Electric Capital Corporation pursuant to a Credit Agreement, dated as of June 30, 2009 (the “New Credit Agreement”), among the Omega subsidiaries named therein (“Borrowers”), the lenders named therein, and Bank of America, N.A., as administrative agent.  At September 30, 2009, we had $9.0 million outstanding under the New Credit Facility and no letters of credit outstanding, leaving availability of $191.0 million.  The $9.0 million of outstanding borrowings had a blended interest rate of 6% at September 30, 2009, and is currently priced at LIBOR plus 400 basis points.  The New Credit Facility will be used for acquisitions and general corporate purposes.

The New Credit Facility replaces our previous $255 million senior secured credit facility (the “Prior Credit Facility”), that was terminated on June 30, 2009.  The New Credit Facility matures on June 30, 2012, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million in certain circumstances during the first two years.

In the second quarter of 2009, we recorded a one-time, non-cash charge of approximately $0.5 million relating to the write-off of unamortized deferred financing costs associated with the replacement of the Prior Credit Facility.  At September 30, 2009, we incurred approximately $4.6 million in deferred financing cost related to establishing the New Credit Facility.

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

The New Credit Facility contains customary affirmative and negative covenants, including, without limitations, limitations on investments; limitations on liens; limitations on mergers, consolidations, and transfers of assets; limitations on sales of assets; limitations on transactions with affiliates; and limitations on our transfer of ownership and management.  In addition, the New Credit Facility contains financial covenants including, without limitation, with respect to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum distributions.  As of September 30, 2009, we were in compliance with all affirmative and negative covenants, including financial covenants.

Equity Shelf Program

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "Equity Distribution Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "Managers").  Under the terms of the Equity Distribution Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $100,000,000 (the “Equity Shelf Program”).  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager, as sales agent, under the applicable Equity Distribution Agreement.  During the three months ended September 30, 2009, 1,412,135 shares of our common stock were issued through the Equity Shelf Program for net proceeds of approximately $23.1 million, net of $0.5 million of commissions.

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

For the nine month period ended September 30, 2009, we issued 1.1 million shares of common stock for approximately $17.1 million in net proceeds.

NOTE 9 - FINANCIAL INSTRUMENTS

At September 30, 2009 and December 31, 2008, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$646	$646	$209	$209
Restricted cash	6,678	6,678	6,294	6,294
Mortgage notes receivable – net	100,531	98,460	100,821	93,892
Other investments	29,440	27,017	29,864	25,343
Totals	$137,295	$132,801	$137,188	$125,738
Liabilities:
Revolving lines of credit	$9,000	$9,000	$63,500	$59,550
7.00% Notes due 2014	310,000	309,547	310,000	268,712
7.00% Notes due 2016	175,000	167,116	175,000	137,285
(Discount)/Premium on 7.00% Notes – net	(315)	(218)	(303)	(37)
Totals	$493,685	$485,445	$548,197	$465,510

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

The following table summarizes the results of discontinued operations for facilities sold or held-for-sale during the three- and nine- month periods ended September 30, 2009 and 2008, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues
Rental income	$—	$—	$—	$15

Expenses	—	—	—	—

Income before gain on sale of assets	—	—	—	15
Gain on assets sold – net	—	—	—	431
Discontinued operations	$—	$—	$—	$446

For the nine months ended September 30, 2008, discontinued operations includes revenue of $15,000 for one SNF located in California that was sold during the first quarter of 2008, generating a gain of $0.4 million.

NOTE 12– EARNINGS PER SHARE

The computation of basic Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period.  Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period.  Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$21,138	$28,072	$65,872	$61,982
Preferred stock dividends	(2,271)	(2,480)	(6,814)	(7,442)
Numerator for income available to common shareholders from continuing operations - basic and diluted	18,867	25,592	59,058	54,540
Discontinued operations	—	—	—	446
Numerator for net income available to common per share - basic and diluted	$18,867	$25,592	$59,058	$54,986
Denominator:
Denominator for basic earnings per share	83,740	76,590	82,903	72,737
Effect of dilutive securities:
Restricted stock	107	100	89	80
Stock option incremental shares	11	12	11	12
Deferred stock	—	—	1	—
Denominator for diluted earnings per share	83,858	76,702	83,004	72,829

Earnings per share – basic:
Income available to common shareholders from continuing operations	$0.23	$0.33	$0.71	$0.75
Discontinued operations	—	—	—	0.01
Net income – basic	$0.23	$0.33	$0.71	$0.76
Earnings per share – diluted:
Income available to common shareholders from continuing operations	$0.22	$0.33	$0.71	$0.75
Discontinued operations	—	—	—	0.01
Net income – diluted	$0.22	$0.33	$0.71	$0.76

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

Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our former operator/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We continue to be responsible for the two remaining facilities as of September 30, 2009 that are in the process of being transitioned to the new tenant/operator pending approval by state regulators.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries as well as TC Healthcare I, LLC (“TC Healthcare”), a new entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenant/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008; however, TC Healthcare continues to be responsible for two remaining facilities as of September 30, 2009 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the two remaining owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at September 30, 2009, consisted of 256 healthcare facilities, located in 28 states and operated by 25 third-party operators.  Our gross investment in these facilities totaled approximately $1.5 billion at September 30, 2009, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 226 SNFs, (ii) seven assisted living facilities (“ALFs”), (iii) two rehabilitation hospitals owned and leased to third parties, (iv) two independent living facilities (“ILFs”), (v) fixed rate mortgages on 15 SNFs, (vi) two SNFs that are owned and operated and (vii) two SNFs that are currently held for sale.  At September 30, 2009, we also held other investments of approximately $29.4 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Medicaid.  Current market and economic conditions will likely have a significant impact on state budgets and health care spending.  Fiscal conditions have continued to deteriorate, and many states are experiencing significant budget gaps.   As a result, despite increases in Federal funding, Medicaid spending from state funds is estimated to decline in both state fiscal years 2009 and 2010.  The budget deficits are exacerbated by increased enrollment in Medicaid during 2009 and anticipated increased enrollment in fiscal year 2010.  Since the profit margins on Medicaid patients are generally relatively low, substantial reductions in Medicaid reimbursement could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

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

In 2007 and early 2008, the Center for Medicare & Medicaid Services (“CMS”) issued a number of Medicaid rules that have the potential to reduce the funding available under state Medicaid programs to reimburse long-term care providers.  Several of these rules were rescinded on June 30, 2009, including rules related to specialized transportation to schools for children covered by Medicaid, outpatient hospital services and certain provisions related to targeted case management services. In addition, CMS proposed to delay until June 30, 2010 the enforcement of certain provisions of a regulation related to health care-related taxes. However, other regulatory provisions have been implemented, including a reduction in the maximum allowable health care-related taxes that states can impose on providers (reduced from 6 percent to 5.5 percent).  This rule could result in lower taxes for providers, but also could result in less overall funding for state Medicaid programs by limiting the ability of states to fund the non-federal share of the Medicaid program.  As a result, the operators of our properties could potentially experience reductions in Medicaid funding, which could adversely impact their ability to meet their obligations to us.

Medicare.  On July 31, 2009, CMS announced a final rule on Medicare’s prospective payment system for SNFs for fiscal year 2010.  The final rule includes a reduction in payments to nursing homes equal to $1.05 billion, or 3.3 percent, resulting from a recalibration of the case-mix indices.  However, CMS estimates that the fiscal year 2010 market basket adjustment of 2.1 percent, or $660 million, will offset the $1.05 billion adjustment, resulting in an aggregate decrease in Medicare payments to SNFs during fiscal year 2010 of approximately $360 million, or 1.1 percent. The changes may have different impacts on individual SNFs, depending in part on the characteristics of the patient populations of individual facilities.  Our operators may receive reduced Medicare payments as a result of the final rule, which could have an adverse effect on their ability to satisfy their financial obligations.  The 2010 fiscal year began on October 1, 2009 and ends on September 30, 2010.

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

The 2009 fiscal year ended on September 30, 2009.  On August 8, 2008, CMS published a final rule on Medicare’s prospective payment system for SNFs for fiscal year 2009. At the time, CMS estimated that these payment policies would increase aggregate Medicare payments to SNFs during fiscal year 2009 by $780 million (compared to fiscal year 2008).

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

The Office of Inspector General (“OIG”) of the Department of Health and Human Services also has carried out a number of projects focused on the quality of care provided by nursing homes.   For example, in September 2008, the OIG released a report based on an analysis of data from CMS’ Online Survey and Certification Reporting System (“OSCAR”), which contains the results of all state nursing home surveys.  The report notes that over 91 percent of nursing homes surveyed were cited for deficiencies and complaints between 2005 and 2007.  The most common deficiencies cited involved quality of care, resident assessments and quality of life.  A greater percentage of for-profit nursing homes were cited than not-for-profit and government nursing homes.  In addition, the OIG’s Work Plan for fiscal year 2010, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.

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

Recent Accounting Pronouncements:

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  In this new guidance, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents that participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The guidance does not address awards that contain rights to forfeitable dividends. We adopted this standard on January 1, 2009, and retrospectively adjusted basic EPS data for all periods presented to reflect the two-class method of computing EPS.  The impact of the adoption of this guidance on earnings per share was less than $0.01 per share for the periods presented.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued guidance on Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This new guidance provides additional guidance for estimating fair value in accordance with Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This new guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  We adopted the standard in the second quarter of 2009 and determined that the adoption had no material effect on our financial position or results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance on Interim Disclosures about Fair Value of Financial Instruments.  This new guidance amends rules for Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This new guidance also amends, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by the guidance. We adopted the new guidance in the second quarter of 2009 and such disclosures are provided in Note 9 – Financial Instruments.

Fair Value Measurements

On January 1, 2008, we adopted new guidance for Fair Value Measurements.  This new guidance defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements.  It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard applied to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations.  We evaluated the guidance and determined that the adoption had no impact on our consolidated financial statements.

Revised Business Combinations

On December 4, 2007, the FASB issued revised guidance on Business Combinations.  The new guidance will significantly change the accounting for and reporting of business combination transactions.  The guidance requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense as incurred, acquisition related transaction costs.  The guidance is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We adopted the guidance on January 1, 2009, which will impact the accounting only for acquisitions occurring prospectively.

Subsequent Events

In the second quarter of 2009, we adopted FASB new guidance on Subsequent Events.  The new guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not have a material impact on our financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended September 30, 2009 and 2008

Operating Revenues

Our operating revenues for the three months ended September 30, 2009 totaled $49.8 million, a decrease of $10.2 million over the same period in 2008.  The $10.2 million decrease relates primarily to: (i) a decrease in nursing home revenue of owned and operated facilities of $14.6 million; offset by (ii) an increase in rental income of $4.0 million due to approximately $60.0 million of new investments acquired in September and December of 2008.  As of September 1, 2008, we completed the operational transfer to a third party operator of 13 of the 15 facilities that we had previously taken back in connection with the Haven bankruptcy, thereby reducing the number of owned and operated facilities from 15 facilities to 2 facilities.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 totaled $18.8 million, a decrease of approximately $15.2 million over the same period in 2008.  The decrease was primarily due to: (i) a decrease in nursing home expenses of owned and operated facilities of $15.9 million reflecting the operational transfer of 13 of the 15 former Haven facilities as of September 1, 2008; offset by (ii) increase depreciation and amortization expense of $1.0 million associated with the $60.0 million of new investments acquired in September and December of 2008.

Other Income (Expense)

For the three months ended September 30, 2009, total other expenses were $9.9 million, an increase of approximately $0.1 million over the same period in 2008.  The increase was primarily due to a $0.2 million increase of deferred financing costs related to replacing the former $255 million credit facility and a reduction of $0.1 million of interest income on our overnight investment, offset by a decrease of $0.2 million of interest expense due to decrease in borrowings outstanding and lower rates.

Income from Continuing Operations

Income from continuing operations for the three months ended September 30, 2009 was $21.1 million compared to $28.1 million for the same period in 2008.  The decrease in income from continuing operations is the result of the factors described above.

Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets are included in assets held for sale – net in our consolidated balance sheet prior to their sale/disposal.  As of September 30, 2009 and September 30, 2008, we have no assets from discontinued operations.

For the three months ended September 30, 2009 and 2008, no revenue or expense was generated from discontinued operations.

Nine Months Ended September 30, 2009 and 2008

Operating Revenues

Our operating revenues for the nine months ended September 30, 2009 totaled $148.1 million, an increase of $3.5 million over the same period in 2008.  The $3.5 million increase relates primarily to: (i) additional rental income of $8.6 million primarily due to acquisitions completed since March 2008, (ii) additional mortgage income of $2.2 million associated with the mortgage financing of seven new facilities in April 2008; offset by (iii) a decrease of $5.8 million nursing home revenues of owned and operated assets due to the timing of ownership and a decrease of $1.8 million of miscellaneous revenue.  As of September 1, 2008, we completed the operational transfer to a third party operator of 13 of the 15 facilities that we had previously taken back in connection with the Haven bankruptcy, thereby reducing the number of owned and operated facilities from 15 facilities to 2 facilities.  In 2008, we received past due rent and late fees of approximately $1.9 million.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 totaled $57.8 million, a decrease of approximately $7.1 million over the same period in 2008.  The decrease was primarily due to: (i) a decrease in nursing home expenses of owned and operated facilities of $5.1 million reflecting the operational transfer of 13 of the 15 former Haven facilities as of September 1, 2008; (ii) a decrease in provision for uncollectible accounts receivable associated with Haven of $4.3 million and (iii) a net change of $1.5 million provision for impairment charge, offset by increased depreciation and amortization expense of $3.8 million associated with new investments acquired or constructed since March 2008.

Other Income (Expense)

For the nine months ended September 30, 2009, total other expenses were $24.3 million, as compared to $29.6 million for the same period in 2008, a decrease of $5.3 million.  The decrease was due to: (i) lower average borrowings rates on our outstanding borrowings, and (ii) an increase of $4.0 million associated with cash received for a legal settlement in 2009 compared to the same period of 2008, partially offset by $0.5 million associated with the write-off of unamortized deferred financing costs related to replacing the former $255 million credit facility during the second quarter of 2009.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2009 was $65.9 million compared to $62.0 million for the same period in 2008.  The increase in income from continuing operations is the result of the factors described above.

Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets are included in assets held for sale – net in our consolidated balance sheet prior to their sale/disposal.

For the nine months ended September 30, 2009, no revenue or expense generated from discontinued operations.  For the nine months ended September 30, 2008, discontinued operations includes revenue of $15,000 for one SNF located in California that was sold during the first quarter of 2008, generating a gain of $0.4 million.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2009, was $30.0 million, compared to $23.9 million, for the same period in 2008.

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

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- and nine- months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Net income available to common stockholders	$18,867	$25,592	$59,058	$54,986
(Deduct gain) add back loss from real estate dispositions	—	(11,806)	24	(12,283)
Sub-total	18,867	13,786	59,082	42,703
Elimination of non-cash items included in net income:
Depreciation and amortization	11,093	10,076	33,014	29,185
Funds from operations available to common stockholders	$29,960	$23,862	$92,096	$71,888

Portfolio and Recent Developments

In August 2009, we completed construction of a replacement facility in Texas.  Annual rent is expected to be approximately $0.7 million for this facility.

Assets Sold

On April 24, 2009, we sold our held-for-sale SNF in Iowa for approximately $0.1 million resulting in a loss of approximately $24 thousand.

Held for Sale

At September 30, 2009, we had two SNFs classified as held-for-sale with a net book value of approximately $0.9 million.

Liquidity and Capital Resources

At September 30, 2009, we had total assets of $1.3 billion, stockholders’ equity of $814.2 million and debt of $493.7 million, which represents approximately 37.8% of our total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2009.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt (1)	$494,000	$-	$9,000	$310,000	$175,000
Operating lease obligations(2)	3,052	286	595	628	1,543
Total	$497,052	$286	$9,595	$310,628	$176,543

(1)
The $494.0 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, and $9.0 million in borrowings under the $200 million revolving senior secured credit facility (the “New Credit Facility”) that matures in June 30, 2012.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

On June 30, 2009, we entered into a new $200 million revolving senior secured credit facility (the “New Credit Facility”).  The New Credit Facility is being provided by Bank of America, N.A., Deutsche Bank Trust Company Americas, UBS Loan Finance LLC and General Electric Capital Corporation pursuant to a Credit Agreement, dated as of June 30, 2009 (the “New Credit Agreement”), among the Omega subsidiaries named therein (“Borrowers”), the lenders named therein, and Bank of America, N.A., as administrative agent.  At September 30, 2009, we had $9.0 million outstanding under the New Credit Facility and no letters of credit outstanding, leaving availability of $191.0 million.  The $9.0 million of outstanding borrowings had an interest rate of 6% at September 30, 2009, and is currently priced at LIBOR plus 400 basis points.  The New Credit Facility will be used for acquisitions and general corporate purposes.

The New Credit Facility replaces our previous $255 million senior secured credit facility (the “Prior Credit Facility”), that was terminated on June 30, 2009.  The New Credit Facility matures on June 30, 2012, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million in certain circumstances during the first two years.

In the second quarter of 2009, we recorded a one-time, non-cash charge of approximately $0.5 million relating to the write-off of unamortized deferred financing costs associated with the replacement of the Prior Credit Facility.  At September 30, 2009, we incurred approximately $4.6 million in deferred financing cost related to establishing the New Credit Facility.

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

The New Credit Facility contains customary affirmative and negative covenants, including, without limitations, limitations on investments; limitations on liens; limitations on mergers, consolidations, and transfers of assets; limitations on sales of assets; limitations on transactions with affiliates; and limitations on our transfer of ownership and management.  In addition, the New Credit Facility contains financial covenants including, without limitation, with respect to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum distributions.  As of September 30, 2009, we were in compliance with all affirmative and negative covenants, including financial covenants.

Equity Shelf Program

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "Equity Distribution Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "Managers").  Under the terms of the Equity Distribution Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $100,000,000 (the “Equity Shelf Program”).  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager, as sales agent, under the applicable Equity Distribution Agreement.  During the three months ended September 30, 2009, 1,412,135 shares of our common stock were issued through the Equity Shelf Program for net proceeds of $23.1 million, net of $0.5 million of commissions.

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

For the nine month period ended September 30, 2009, we issued 1.1 million shares of common stock for approximately $17.1 million in net proceeds.

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

For the three- and nine- months ended September 30, 2009, we paid total dividends of $27.3 million and $81.4 million, respectively.

On October 20, 2009, the Board of Directors declared a common stock dividend of $0.30 per share to be paid November 16, 2009 to common stockholders of record on November 2, 2009.

On October 20, 2009, the Board of Directors also declared the regular quarterly dividends for our 8.375% Series D Cumulative Redeemable Preferred Stock to stockholders of record on November 2, 2009.  The stockholders of record of the Series D Preferred Stock on November 2, 2009 will be paid dividends in the amount of $0.52344 per preferred share on November 16, 2009.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.

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

Cash and cash equivalents totaled $0.6 million as of September 30, 2009, an increase of $0.4 million as compared to the balance at December 31, 2008.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $114.4 million for the nine months ended September 30, 2009, as compared to $60.1 million for the same period in 2008, an increase of $54.3 million.  The increase in operating cash is primarily due to (i) income from new investments made since March 2008, and (ii) in 2008, we used cash to operate the facilities we assumed as a result of the bankruptcy of one of our former tenant/operators.

Investing Activities – Net cash flow from investing activities was an outflow of $13.7 million for the nine months ended September 30, 2009, as compared to an outflow of $158.3 million for the same period in 2008.  The decrease in cash outflow from investing activities relates primarily to the change in acquisition activities.  During 2008, we acquired one facility for $5.2 million in the first quarter, nine facilities for $47.4 million in the second quarter and six facilities for $40 million in the third quarter.  In 2009, we have not acquired any facilities.  We also originated a $74.9 million mortgage loan with one of our operators in the second quarter of 2008.  In 2009, proceeds from the sale of real estate investment decreased year-over-year by $31.8 million.  In addition, in 2009, other investments –net generated net cash compared to a use of cash for other investment –net in 2008.

Financing Activities – Net cash flow from financing activities was an outflow of $100.3 million for the nine months ended September 30, 2009 as compared to an inflow of $99.9 million for the same period in 2008.  The $200.2 million change in financing activities was primarily a result of: (i) an increase in net payments of $1.1 million on our credit facilities and other borrowings in 2009 compared to our Prior Credit Facility and other borrowings in 2008, (ii) $4.6 million in payments of deferred financing costs associated with the New Credit Facility in 2009, (iii) an increase in dividend payment of $10.4 million due to the issuance of common stock, primarily during the second and third quarter of 2008, offset by (iv) a decrease in dividend reinvestment proceeds of $13.4 million due to the temporary suspension of the optional cash purchase component of our DRSPP in October 2008 and later reinstated in May 2009, (v) $23.1 million net proceeds from our common stocks issued through the Equity Shelf Program and (vi) $196.0 million net proceeds from the common stock offering in the second and third quarter of 2008.

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

The interest rate charged on our New Credit Facility can vary based on the interest rate option we choose to utilize. The interest rates per annum applicable to the New Credit Facility are the reserve-adjusted LIBOR Rate, with a floor of 200 basis points (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin. The applicable margin with respect to the New Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 4.75% to 3.75% in the case of Eurodollar Rate advances, from 3.5% to 2.5% in the case of base rate advances, and from 4.75% to 3.75% in the case of letter of credit fees. As of September 30, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $9.0 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of approximately $0.1 million per year, assuming a consistent capital structure.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 10 – Litigation to the Consolidated Financial Statements in Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission on March 2, 2009, which sets forth our risk factors in Item 1A therein. We have not experienced any material changes from the risk factors previously described therein.

Item 6 – Exhibits

Exhibit No.	Description
10.1
Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp., together with the Seventh Amendment thereto dated October 24, 2008 and the Ninth Amendment thereto dated May 5, 2009.

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:           November 5, 2009                                           By:         /S/ C. TAYLOR PICKETT
                  C. Taylor Pickett
                  Chief Executive Officer

Date:           November 5, 2009                                           By:         /S/ ROBERT O. STEPHENSON
                  Robert O. Stephenson
                                                                                                             Chief Financial Officer