Form 10-K
period 2009-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2010-03-01
CIK 888491

-----------------------------------------------------------------------------------------------------------------------------------------------------------------

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-11316

OMEGA HEALTHCARE INVESTORS, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	38-3041398
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

200 International Circle, Suite 3500
Hunt Valley, MD	21030
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 410-427-1700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.10 Par Value	New York Stock Exchange
8.375% Series D Cumulative Redeemable Preferred Stock, $1 Par Value	New York Stock Exchange

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

Large accelerated filer [X]                                                                Accelerated filer [   ]                                            Non-accelerated filer [   ]Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X ]

The aggregate market value of the common stock of the registrant held by non-affiliates was $1,286,172,835.  The aggregate market value was computed using the $15.52 closing price per share for such stock on the New York Stock Exchange on June 30, 2009.

As of February 23, 2010 there were 88,742,301 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009, is incorporated by reference in Part III herein.
 -----------------------------------------------------------------------------------------------------------------------------------------------------------------

OMEGA HEALTHCARE INVESTORS, INC.
2009 FORM 10-K ANNUAL REPORT

PART I

Item 1 - Business

Overview

We were incorporated in the State of Maryland on March 31, 1992.  We are a self-administered real estate investment trust (“REIT”), investing in income-producing healthcare facilities, principally long-term care facilities located in the United States.  We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of debt or equity securities, the assumption of secured indebtedness, or a combination of these methods.  In July 2008, we assumed operating responsibilities for 14 of our SNFs and one of our ALFs due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We continue to be responsible for the two remaining facilities as of December 31, 2009 that are in the process of being transitioned to the new operator pending approval by state regulators.

As of December 31, 2009, our portfolio of investments consisted of 295 healthcare facilities, located in 32 states and operated by 35 third-party operators.  This portfolio was made up of:

•	265 SNFs, seven ALFs, five specialty facilities;
•	fixed rate mortgages on 14 long-term healthcare facilities;
•	two SNFs owned and operated by us; and
•	two closed SNFs held-for-sale.

As of December 31, 2009, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.8 billion.  In addition, we also held miscellaneous investments of approximately $32.8 million at December 31, 2009, consisting primarily of secured loans to third-party operators of our facilities.

In November 2009, we entered into a securities purchase agreement with CapitalSource Inc. (“CapitalSource”) and several of its affiliates to purchase certain CapitalSource subsidiaries owning 80 long term care facilities for approximately $565 million.  The purchase price includes a purchase option to acquire entities owning an additional 63 facilities for approximately $295 million.

Pursuant to this Purchase Agreement, on December 22, 2009, we purchased entities owning 40 facilities and an option (the “Option”) to purchase certain CapitalSource subsidiaries owning 63 additional facilities.  The total purchase price paid at the December 22, 2009 closing was approximately $294.1 million, consisting of (i) $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) approximately $59.4 million of assumed 6.8% mortgage debt maturing on December 31, 2011.  In February 2010, we used proceeds from our $200 million 7½% note offering to repay the assumed mortgage debt.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2009, 2008 and 2007.  (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 – Properties and Note 5 – Mortgage Notes Receivable).

             Revenues by Asset Category
(in thousands)
	Year Ended December 31,
	2009	2008	2007
Core assets:
Lease rental income	$164,468	$155,765	$152,061
Mortgage interest income	11,601	9,562	3,888
Total core asset revenues	176,069	165,327	155,949
Other asset revenue	2,502	2,031	2,821
Miscellaneous income	437	2,234	788
Total revenue before owned and operated assets	179,008	169,592	159,558
Owned and operated asset revenue	18,430	24,170	—
Total revenue	$197,438	$193,762	$159,558

The following table summarizes our real estate assets by asset category as of December 31, 2009 and 2008.

Assets by Category
(in thousands)
	As of December 31,
	2009	2008
Core assets:
Leased assets	$1,669,843	$1,372,012
Mortgaged assets	100,223	100,821
Total core assets	1,770,066	1,472,833
Other assets	32,800	29,864
Total real estate assets before held for sale assets	1,802,866	1,502,697
Held for sale assets	877	150
Total real estate assets	$1,803,743	$1,502,847

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

We prefer to invest in equity ownership of properties.  Due to regulatory, tax or other considerations, we may pursue alternative investment structures, which can achieve returns comparable to equity investments.  The following summarizes the primary investment structures we typically use.  The average annualized yields described below reflect existing contractual arrangements.  However, in view of the ongoing financial challenges in the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due.  Therefore, the annualized yields as of January 1, 2010 set forth below are not necessarily indicative of or a forecast of actual yields, which may be lower.

Purchase/Leaseback.  In a purchase/leaseback transaction, we purchase the property from the operator and lease it back to the operator over terms typically ranging from 5 to 15 years, plus renewal options.  The leases originated by us generally provide for minimum annual rentals which are subject to annual formula increases based upon such factors as increases in the Consumer Price Index (“CPI”).  The average annualized yield from leases was approximately 11.1% at January 1, 2010.

Fixed-Rate Mortgage.  These mortgages have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The average annualized yield on these investments was approximately 11.4% at January 1, 2010.

The table set forth in Item 2 – Properties contains information regarding our real estate properties, their geographic locations, and the types of investment structures as of December 31, 2009.

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

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of the rent must not be based in whole or in part on the income or profits of any person. However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, the Code provides that rents received from a tenant (other than rent from a tenant that is a TRS that meets the requirements described below) will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant. Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue. We may, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property. In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a TRS, which may provide customary and non-customary services to our tenants without tainting our rental income from the related properties. For our tax years beginning after 2004, rents for customary services performed by a TRS or that are received from a TRS and are described in Code Section 512(b)(3) no longer need to meet the 100% excise tax safe harbor. Instead, such payments avoid the excise tax if we pay the TRS at least 150% of its direct cost of furnishing such services. Beginning in 2009, we were allowed to include as qualified rents from real property rental income that is paid to us by a TRS with respect to a lease of a health care facility to the TRS provided that the facility is operated and managed by an “eligible independent contractor,” although none of our facilities were leased to any of our TRSs.

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

In July 2008, we assumed operating responsibilities for the 15 properties due to the bankruptcy of Haven Eldercare, LLC (“Haven facilities”) one of our operators/tenants, as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments. In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant. Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities. We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant, and as a result, we retained operating responsibility for two properties as of December 31, 2009. We made an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties. Because we acquired possession in connection with a foreclosure, the Haven facilities are eligible to be treated as foreclosure property until the end of 2011. Although the Secretary of Treasury may extend the foreclosure property period until the end of 2014, there can be no assurance that we will receive such an extension. So long as the two remaining  Haven facilities qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties. If the two remaining Haven facilities were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT. In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax. Although we intend to sell or lease the remaining Haven facilities to one or more unrelated third parties prior to the end of 2011, no assurance can be provided that we will accomplish that objective.

Since the  year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). However, we do not currently own any property with respect to which we have made foreclosure property elections other than the remaining Haven properties discussed in the prior paragraph. Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status. In certain cases we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2009 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses. We cannot predict whether, in the future, our income from foreclosure property will be significant and/or whether we could be required to pay a significant amount of tax on that income.

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

TRS Income. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% prior to 2009) of the value of a REIT’s assets may consist of securities of one or more TRSs. However, a TRS does not include a corporation which directly or indirectly (i) operates or manages a health care (or lodging) facility, or (ii) provides to any other person (under a franchise, license, or otherwise) rights to any brand name under which a health care (or lodging) facility is operated. Beginning in 2009, however, a TRS will be able to own or lease a health care facility provided that the facility is operated and managed by an “eligible independent contractor.” A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the new rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s operators that are not conducted on an arm’s-length basis.  A stated above, we do not lease any of our facilities to any of our TRSs.

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

Asset Tests. At the close of each quarter of our taxable year, we must also satisfy the following tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets (including (i) our allocable share of real estate assets held by partnerships in which we own an interest and (ii) stock or debt instruments held for less than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of our company), cash, cash items and government securities. Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. Fourth, no more than 25% (20% prior to 2009) of the value of our total assets may consist of the securities of one or more TRSs. Fifth, no more than 25% of the value of our total assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

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

We may own up to 100% of the stock of one or more TRSs. However, overall, no more than 25% (20% prior to 2009) of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries (including stock in non-REIT C corporations) and other assets that are not qualifying assets for purposes of the 75% asset test. If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset for purposes of the 75% test. The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property.

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

In the case of a REIT that is a partner in a partnership, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes in which we own an interest, directly.

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

Reimbursement. The recent downturn in the U.S. economy and other factors could result in significant cost-cutting at both the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs. In addition, Congress currently is considering options for healthcare reform legislation, and some of the options under consideration would impact SNFs and could result in decreases in payments to SNFs or otherwise diminish the financial condition of individual SNFs. Although the House of Representatives and the Senate each passed health reform bills in late 2009, the two bills are different.  We cannot predict whether healthcare reform legislation will be enacted into law, and if healthcare reform legislation is enacted, we cannot predict the ultimate content or timing of this legislation. We also cannot predict the effect that any such legislation may have on our operators.

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

Current market and economic conditions will likely have a significant impact on state budgets and healthcare spending. Fiscal conditions have continued to deteriorate, and many states are experiencing significant budget gaps. The budget deficits are exacerbated by increased enrollment in Medicaid during 2009 and anticipated increased enrollment in fiscal year 2010. Since the profit margins on Medicaid patients are generally relatively low, substantial reductions in Medicaid reimbursement could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

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

In 2007 and early 2008, the Center for Medicare & Medicaid Services (“CMS”) issued a number of Medicaid rules that have the potential to reduce the funding available under state Medicaid programs to reimburse long-term care providers. Several of these rules were rescinded on June 30, 2009, including rules related to specialized transportation to schools for children covered by Medicaid, outpatient hospital services and certain provisions related to targeted case management services. In addition, CMS delayed until June 30, 2010 the enforcement of certain provisions of a regulation related to healthcare-related taxes. However, other regulatory provisions have been implemented, including a reduction in the maximum allowable healthcare-related taxes that states can impose on providers (reduced from 6 percent to 5.5 percent). This rule could result in lower taxes for providers, but also could result in less overall funding for state Medicaid programs by limiting the ability of states to fund the non-federal share of the Medicaid program. As a result, the operators of our properties could potentially experience reductions in Medicaid funding, which could adversely impact their ability to meet their obligations to us.

Medicare. Medicare is a social insurance program administered by the U.S. federal government, providing health insurance to people who are aged 65 and over, or who meet special criteria. Similar to the Medicaid program, the Medicare program may be subject to future reform and cost-cutting measures in response to the recent downturn in U.S. economic and market conditions.

On July 31, 2009, CMS announced a final rule on Medicare’s prospective payment system for SNFs for fiscal year 2010. The final rule includes a reduction in payments to nursing homes equal to $1.05 billion, or 3.3 percent, resulting from a recalibration of the case-mix indices. However, CMS estimates that the fiscal year 2010 market basket adjustment of 2.1 percent, or $660 million, will partially offset the $1.05 billion adjustment, resulting in an aggregate decrease in Medicare payments to SNFs during fiscal year 2010 of approximately $360 million, or 1.1 percent. The changes may have different impacts on individual SNFs, depending in part on the characteristics of the patient populations of individual facilities. Our operators may receive reduced Medicare payments as a result of the final rule, which could have an adverse effect on their ability to satisfy their financial obligations. The 2010 fiscal year began on October 1, 2009 and ends on September 30, 2010.

In addition to the recalibration of the case mix indices and payment update, CMS finalized a revised case-mix classification system, the RUG-IV, and implementation schedule for fiscal year 2011. The change in case-mix classification methodology has the potential to impact reimbursement, although the ultimate impact of the RUG-IV classification model on reimbursement to the individual operators of our facilities is unknown.

The 2009 fiscal year ended on September 30, 2009. On August 8, 2008, CMS published a final rule on Medicare’s prospective payment system for SNFs for fiscal year 2009. At the time, CMS estimated that these payment policies would increase aggregate Medicare payments to SNFs during fiscal year 2009 by $780 million (compared to fiscal year 2008).

Medicare law currently includes therapy caps, which limit the physical therapy, speech-language therapy and occupational therapy services that a Medicare beneficiary can receive during a calendar year. These caps do not apply to therapy services covered under Medicare Part A in SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. Congress implemented a temporary therapy cap exceptions process, which permitted medically necessary therapy services to exceed the payment limits.  However, the therapy caps exceptions process expired on December 31, 2009.  If the therapy caps exceptions process is not reinstated, this could have material adverse effects on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

Fraud and Abuse Laws and Regulations. There are various extremely complex civil and criminal federal and state laws governing a wide array of referrals, relationships and arrangements prohibiting fraud by healthcare providers. Many of these laws raise issues that have not been clearly interpreted. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The federal anti-kickback statute is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration in return for, to induce, or to arrange for the referral of individuals for any item or service payable by a federal or state healthcare program. There is also a civil analogue. States also have enacted similar statutes covering Medicaid payments and some states have broader statutes. Some enforcement efforts have targeted relationships between SNFs and ancillary providers, relationships between SNFs and referral sources for SNFs and relationships between SNFs and facilities for which the SNFs serve as referral sources. The federal self-referral law, commonly known as the “Stark Law,” is a civil statute that prohibits certain referrals by physicians to entities providing “designated health services” if these physicians have financial relationships with the entities. Some of the services provided in SNFs are classified as designated health services. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a False Claims Act violation. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any fraud and abuse law or regulation by an operator could result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect confidentiality and security of patient health information, including the privacy and security provisions in the federal Health Insurance Portability and Accountability Act of 1996 and the corresponding regulations promulgated, known as HIPAA. HIPAA was amended by the American Recovery and Reinvestment Act of 2009, known as the Stimulus Bill to increase penalties for HIPAA violations, imposing stricter requirements on healthcare providers, in most cases requiring notifications if there is a breach of an individual’s protected health information including public announcements if the breach affects a significant number of individuals, and expanding possibilities for enforcement. Our operators may have to expend significant funds to secure the health information they hold, including upgrading their computer systems. If our operators are found in violation of HIPAA such operators may be required to pay large penalties. Compliance with public notification requirements in the event of a breach could cause reputational harm to their business. Obligations to pay large penalties or tarnishing of reputation could adversely affect the ability of our operators to pay their obligations to us.

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

Executive Officers of Our Company

As of February 23, 2010, the executive officers of our company were as follows:

C. Taylor Pickett (48) is the Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett is also a Director and has served in this capacity since May 30, 2002.  Mr. Pickett’s term as a Director expires in 2011.  Prior to joining our company, Mr. Pickett served as the Executive Vice President and Chief Financial Officer from January 1998 to June 2001 of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services. He also served as Executive Vice President of Mergers and Acquisitions from May 1997 to December 1997 of Integrated Health Services, Inc.  Prior to his roles as Chief Financial Officer and Executive Vice President of Mergers and Acquisitions, Mr. Pickett served as the President of Symphony Health Services, Inc. from January 1996 to May 1997.

Daniel J. Booth (46) is the Chief Operating Officer and has served in this capacity since October 2001. Prior to joining our company, Mr. Booth served as a member of Integrated Health Services’ management team since 1993, most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Mr. Booth was Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (56) is the Senior Vice President of Operations of our company and has served in this capacity since July 2001. Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc. from 1997 through 2000. Prior to that, he served as an Executive Vice President of Operations at Beverly Enterprises.

Robert O. Stephenson (46) is the Chief Financial Officer and has served in this capacity since August 2001. Prior to joining our company, Mr. Stephenson served from 1996 to July 2001 as the Senior Vice President and Treasurer of Integrated Health Services, Inc.  Prior to Integrated Health Services, Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (41) is the Chief Accounting Officer and has served in this capacity since February 2007.  Prior to joining our company, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller from April 2005 until February 2007 and the Director, Financial Reporting from August 2002 until April 2005 for Newell Rubbermaid Inc.  Prior to his time with Newell Rubbermaid Inc., Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc. from July 2001 through August 2002.

As of December 31, 2009, we had 19 full-time employees, including the five executive officers listed above.

Item 1A - Risk Factors

Following are some of the risks and uncertainties that could cause the Company’s financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or the Company’s other filings with the SEC.  These risks should be read in conjunction with the other risks described in this report including but not limited to those described under “Taxation” and “Government Regulation Reimbursement” under Item 1 above.  The risks described below are not the only risks facing the Company and there may be additional risks of which the Company is not presently aware or that the Company currently considers unlikely to significantly impact the Company.  Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

We have grouped the following risk factors into three general categories:

•	Risks Related to the Operators of our Facilities;
•	Risks Related to Us and Our Operations; and
•	Risks Related to Our Stock.

Risks Related to the Operators of Our Facilities

Our financial position could be weakened and our ability to make distributions and fulfill our obligations with respect to our indebtedness could be limited if any of our major operators become unable to meet their obligations to us or fail to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we become unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. We have no operational control over our operators.  Adverse developments concerning our operators could arise due to a number of factors, including those listed below.

The bankruptcy or insolvency of our operators could limit or delay our ability to recover on our investments.

We are exposed to the risk that our operators may not be able to meet their lease, mortgage and other obligations to us or other third parties, which could result in their bankruptcy or insolvency. Further, the current economic climate that exists in the United States serves to heighten and increase this risk.  Although our lease agreements and loan agreements typically provide us with the right to terminate the agreement, evict an operator, foreclose on our collateral, demand immediate payment and exercise other remedies, title 11 of the United States Code, as amended and supplemented (the “Bankruptcy Code”), would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and mortgage payments and to pursue other remedies against a bankrupt operator.

Leases.  A bankruptcy filing by one of our lessee operators would typically prevent us from collecting unpaid pre-bankruptcy rents or evicting the operator, absent approval of the bankruptcy court.  The Bankruptcy Code provides a lessee with the option to assume or reject an unexpired lease within certain specified periods of time.  Generally, a lessee is required to pay all rent arising between its bankruptcy filing and the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing).  If one of our lessee operators chooses to assume its lease with us, the operator must cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future obligations under the lease.  If one of our lessee operators opts to reject its lease with us, we would have a claim against such operator for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” and would generally result in a recovery substantially less than the face value of such claim.  Although the operator’s rejection of the lease would permit us to recover possession of the leased facility, we would still face losses, costs and delays associated with re-leasing the facility to a new operator.

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

Mortgages.  A bankruptcy filing by an operator to whom we have made a mortgage loan would typically prevent us from collecting unpaid pre-bankruptcy mortgage payments and foreclosing on our collateral, absent approval of the bankruptcy court.  As an initial matter, we could ask the bankruptcy court to order the operator to make periodic payments or provide other financial assurances to us during the bankruptcy case (known as “adequate protection”), but the ultimate decision regarding “adequate protection” (including the timing and amount) rests with the bankruptcy court.  In addition, we would have to receive bankruptcy court approval before we could commence or continue any foreclosure action against the operator’s facility.  The bankruptcy court could withhold such approval, especially if the operator can demonstrate that the facility is necessary for an effective reorganization and that we have a sufficient “equity cushion” in the facility.  If the bankruptcy court does not either grant us “adequate protection” or permit us to foreclose on our collateral, we may not receive any loan payments until after the bankruptcy court confirms a plan of reorganization for the operator.  Even if the bankruptcy court permits us to foreclose on the facility, we would still be subject to the losses, costs and other risks associated with a foreclosure sale, including possible successor liability under government programs, indemnification obligations and suspension or delay of third-party payments.  Should such events occur, our income and cash flow from operations would be adversely affected.

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

•
Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by these authorities.  Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating or result in a suspension of reimbursement payments until all licensure issues have been resolved and the necessary licenses obtained or reinstated. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. In addition, licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If our operators are unable to cure deficiencies, which have been identified or which are identified in the future, such sanctions may be imposed. If imposed, the resulting sanctions may adversely affect our operators’ revenues, potentially jeopardizing their ability to meet their obligations to us.

•
Fraud and Abuse Laws and Regulations. There are various extremely complex civil and criminal federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers. Many of these laws raise issues that have not been clearly interpreted. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The federal anti-kickback statute is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration in return for, to induce, or to arrange for the referral of individuals for any item or service payable by a federal or state healthcare program. There is also a civil analogue. States also have enacted similar statutes covering Medicaid payments and some states have broader statutes. Some enforcement efforts have targeted relationships between SNFs and ancillary providers, relationships between SNFs and referral sources for SNFs and relationships between SNFs and facilities for which the SNFs serve as referral sources. The federal self-referral law, commonly known as the “Stark Law,” is a civil statute that prohibits certain referrals by physicians to entities providing “designated health services” if these physicians have financial relationships with the entities. Some of the services provided in SNFs are classified as designated health services. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a False Claims Act violation. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid, and all other federal and state healthcare programs. Such fines or penalties could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

•
Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect confidentiality and security of patient health information, including the privacy and security provisions in the federal Health Insurance Portability and Accountability Act of 1996 and the corresponding regulations promulgated, known as HIPAA. HIPAA was amended by the American Recovery and Reinvestment Act of 2009, known as the Stimulus Bill, to increase penalties for HIPAA violations. These changes include the imposition of stricter requirements on healthcare providers, requiring notifications in most cases if there is a breach of an individual’s protected health information (including public announcements if the breach affects a significant number of individuals) and the expansion of possibilities for enforcement. Our operators may have to expend significant funds to secure the health information they hold, including upgrading their computer systems. If our operators are found in violation of HIPAA, such operators may be required to pay large penalties. Compliance with public notification requirements in the event of a breach could cause reputational harm to their business. Obligations to pay large penalties or tarnishing of reputation could adversely affect the ability of our operators to pay their obligations to us.

•
Other Laws. Other federal, state and local laws and regulations that impact how our operators conduct their operations include: (i) laws protecting consumers against deceptive practices; (ii) laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety laws; (iii) laws affecting assisted living facilities mandating quality of services and care, including food services; and (iv) resident rights (including abuse and neglect laws) and health standards set by the federal Occupational Safety and Health Administration. We cannot predict the effect that the additional costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

•
Legislative and Regulatory Developments.  Each year, legislative and regulatory proposals are introduced at the federal and state levels that would result in major changes in the healthcare system. We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators, and as a result, our business.

•
Healthcare Reform. The U.S. Congress is currently debating legislation that, if enacted into law, would make significant changes to the healthcare system. Although the House of Representatives and the Senate each passed healthcare reform bills in late 2009, the two bills are different. We cannot predict whether healthcare reform legislation will be enacted into law, and if healthcare reform legislation is enacted, we cannot predict the ultimate content or timing of this legislation. We also cannot predict the effect that any such legislation may have on our operators.

Our operators depend on reimbursement from governmental and other third-party payors and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our operators, which are currently being reimbursed by Medicare, Medicaid or private third-party payors. In its January 2010 meeting, the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise Congress on Medicare payment policies, recommended elimination of the 2011 market basket update for SNFs. We cannot estimate at this time whether the Centers for Medicare and Medicaid Services will adopt the MedPAC recommendations. We currently believe that our operator coverage ratios are strong and that our operators can absorb moderate reimbursement rate reductions and still meet their financial obligations to us. However, significant limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could cause the revenues of our operators to decline and jeopardize their ability to meet their obligations to us.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

The downturn in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates for our operators with the goal of decreasing state expenditures under their state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. Since the profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement could place some operators in financial distress, which in turn could adversely affect us.

We may be unable to find a replacement operator for one or more of our leased properties.

    From time to time, we may need to find a replacement operator for one or more of our leased properties for a variety of reasons, including upon the expiration of the term of the applicable lease or upon a default by the applicable operator. During any period that we are attempting to locate one or more replacement operators, there could be a decrease or cessation of rental payments on the applicable property or properties. We cannot assure you that any of our current or future operators will elect to renew their respective leases with us upon expiration of the terms thereof.  Similarly, we cannot assure you that we will be able to locate a suitable replacement operator or, if we are successful in locating a replacement operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate a suitable replacement operator may be significantly delayed or limited by various state licensing, receivership, certificate of need or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for default and could have an adverse effect on our business.

A prolonged  economic slowdown could adversely impact our operating income and earnings, as well as the results of operations of our operators, which could impair their ability to meet their obligations to us.

The current economic slowdown has resulted in continued concerns regarding the adverse impact caused by inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment could have an adverse impact on the ability of our operators to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our operators under our leases and loans could adversely affect our income from investments in our portfolio.

Certain third parties may not be able to satisfy their obligations to us or our operators due to continued uncertainty in the capital markets.

As a result of current economic conditions, including uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or become dependent on the assistance of the U.S. federal government to continue to operate as a going concern. Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our operators to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. Similarly, if any of our other counterparties, such as letter of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, experience difficulty in accessing capital or other sources of funds or fails to remain a viable entity, it could have an adverse effect on our business.

Our operators may be subject to significant legal actions that could result in their increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

As is typical in the long-term healthcare industry, our operators are often subject to claims for damages relating to the services that they provide.  We can give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all.  In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability.  As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.  TC Healthcare, the entity operating facilities on our behalf on an interim basis, may be named as a defendant in professional liability claims related to the properties that were transitioned from Haven Eldercare, LLC (“Haven facilities”) as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Portfolio and Other Developments.  In these suits, patients could allege significant damages, including punitive damages.  We currently consolidate the financial results of TC Healthcare in our financial statements, and as such, our financial results could suffer.  Effective as of July 7, 2008, we took ownership and/or possession of the 15 former Haven facilities and TC Healthcare, an entity in which we have a substantial economic interest, subsequently began operating these facilities on our behalf through an independent contractor.

We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to our operators to cover such losses.  Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on an operator’s financial condition.  If an operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if an operator is required to pay uninsured punitive damages, or if an operator is subject to an uninsurable government enforcement action, the operator could be exposed to substantial additional liabilities.  Such liabilities could adversely affect the operator’s ability to meet its obligations to us.

In addition, we may in some circumstances be named as a defendant in litigation involving the services provided by our operators.  Although we generally have no involvement in the services provided by our operators, and our standard lease agreements and loan agreements generally require our operators to indemnify us and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment.

Increased competition as well as increased operating costs have resulted in lower revenues for some of our operators and may affect the ability of our operators to meet their payment obligations to us.

The long-term healthcare industry is highly competitive and we expect that it may become more competitive in the future.  Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers.  Our operators compete on a number of different levels including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding areas.  We cannot be certain that the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us.  Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

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

We may be unable to successfully foreclose on the collateral securing our mortgage loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully find a replacement operator, or operate or occupy the underlying real estate, which may adversely affect our ability to recover our investments.

If an operator defaults under one of our mortgage loans, we may foreclose on the loan or otherwise protect our interest by acquiring title to the property. In such a scenario, we may be required to make substantial improvements or repairs to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Even if we are able to successfully foreclose on the collateral securing our mortgage loans, we may be unable to expeditiously find a replacement operator, if at all, or otherwise successfully operate or occupy the property, which could adversely affect our ability to recover our investment.

Certain of our operators account for a significant percentage of our real estate investment and revenues.

At December 31, 2009, approximately 21% of our real estate investments were operated by two public companies: Sun Healthcare Group (“Sun”) (12%) and Advocat Inc. (“Advocat”) (9%).  Our largest private company operators (by investment) were CommuniCare Healthcare Services (“CommuniCare”) (18%), Signature Holding II, LLC (8%), Guardian LTC Management Inc. (7%) and Formation Capital Corporation (7%).  No other operator represents more than 5% of our investments.

For the year ended December 31, 2009, our revenues from operations totaled $197.4 million, of which approximately $35.3 million were from CommuniCare (18%), $30.9 million from Sun (16%) and $22.3 million from Advocat (11%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2009.  In addition, our owned and operated assets generated $18.4 million (9%) of revenue in 2009.

On a pro forma basis as if the December 2009 acquisition of certain subsidiaries owned by CapitalSource Inc. had been completed as of January 1, 2009, our pro forma revenues for the year ended December 31, 2009 were $227.8 million, of which approximately $30.9 million would have been from Sun (14%), $35.3 million from CommuniCare (15%) and $22.3 million from Advocat (10%).  No other operator generated more than 9% of pro forma revenues from operations for the year ended December 31, 2009.

We cannot assure you that any of our operators will have sufficient assets, income or access to financing to enable it them to satisfy their obligations to us.  Any failure by our operators, and specifically those operators described above, to effectively conduct their operations could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Risks Related to Us and Our Operations

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.

To qualify as a REIT under the Internal Revenue Code (the “Code”), we are required, among other things, to distribute at least 90% of our REIT taxable income each year to our stockholders.  Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needed to make investments and to satisfy or refinance maturing commitments.  As a result, we rely on external sources of capital, including debt and equity financing.  If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations.  Our access to capital depends upon a number of factors over which we have little or no control, including  the performance of the national and global economies generally; competition in the healthcare industry; issues facing the healthcare industry, including regulations and government reimbursement policies; our operators’ operating costs; the ratings of our debt and preferred securities; the market’s perception of our growth potential; the market value of our properties; our current and potential future earnings and cash distributions; and the market price of the shares of our capital stock.  Difficult capital market conditions in our industry during the past several years, exacerbated by the recent economic downturn, and our need to stabilize our portfolio have limited and may continue to limit our access to capital.  While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in position to take advantage of future investment opportunities in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

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

The financing required to make future investments and satisfy maturing commitments may be provided by borrowings under our credit facilities, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures.  To the extent we must obtain debt financing from external sources to fund our capital requirements, we cannot guarantee such financing will be available on favorable terms, if at all.  In addition, if we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient to make distributions to our stockholders and repay our maturing debt.  Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay.  Moreover, additional debt financing increases the amount of our leverage.  The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings and our ability to obtain additional financing in the future, and making us more vulnerable to a downturn in our results of operations or the economy generally.

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

We can provide you with no assurance that the contemplated CapitalSource acquisitions will occur.

The acquisition of certain subsidiaries owned by CapitalSource Inc. that we expect to occur in the second quarter of 2010 is subject to a number of closing conditions, including but not limited to approval of the U.S. Department of Housing and Urban Development.  In addition, we are not obligated to exercise the option we currently hold to acquire certain other CapitalSource subsidiaries owning 63 additional facilities.  Accordingly, there can be no assurance as to whether or when either of these closings will occur.

We may not be able to adapt our management and operational systems to integrate and manage our growth without additional expense

Our December 2009 acquisition of certain CapitalSource subsidiaries has significantly increased the number of long-term care facilities in our investment portfolio and the number of states in which we own facilities.  We will likely acquire additional CapitalSource subsidiaries, which will further expand the size and scope of our portfolio.  We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems to integrate and manage the facilities we have acquired and those that we may acquire under our existing cost structure in a timely manner.  Our failure to timely integrate and manage the acquisition of the CapitalSource subsidiaries and future acquisitions or developments could have a material adverse effect on our results of operations and financial condition.

We may be subject to additional risks in connection with our past and future acquisitions of long-term care facilities.

We may be subject to additional risks in connection with past and future acquisitions of long-term care facilities, including but not limited to the facilities we recently acquired from CapitalSource Inc., such as the following:

•	we have no previous business experience with the operators of a number of the facilities we have acquired or may acquire in the future;
•
the facilities may underperform due to various factors, including unfavorable terms and conditions of the lease agreements that we assume or may assume, disruptions caused by the management of the operators of the facilities or changes in economic conditions impacting the facilities and/or the operators;

•	diversion of our management’s attention away from other business concerns;
•	exposure to any undisclosed or unknown potential liabilities relating to the facilities; and
•	potential underinsured losses on the facilities.

We cannot assure you that we will be able to manage the facilities we have acquired or may acquire in the future without encountering difficulties or that any such difficulties will not have a material adverse effect on us.

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

We have substantial indebtedness and we may increase our indebtedness in the future.  Our substantial level of indebtedness could have important consequences to our stockholders.  For example, it could:

•	limit our ability to satisfy our obligations with respect to holders of our capital stock;
•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on satisfactory terms or at all.

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	require us to pledge as collateral substantially all of our assets;
•	require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility;
•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interests;
•	result in a possible downgrade of our credit rating;
•	limit our flexibility in planning for, or reacting to, changes in our business and industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors that have less debt.

Covenants in our debt documents limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

The terms of our loan agreements and note indentures require us to comply with a number of customary financial and other covenants which may limit our management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments and create liens.  Any additional financing we may obtain could contain similar or more restrictive covenants.  Our continued ability to incur indebtedness and conduct our operations is subject to compliance with these financial and other covenants. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such breach could materially adversely affect our business, results of operations and financial condition.

We have now, and may have in the future, exposure to contingent rent escalators.

We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations.  Certain leases contain escalators contingent on changes in the Consumer Price Index.  If the Consumer Price Index does not increase, our revenues may not increase.

We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.

Our business is subject to many risks that are associated with the ownership of real estate.  For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates.  Other risks that are associated with real estate acquisition and ownership include, without limitation, the following:

•	general liability, property and casualty losses, some of which may be uninsured;
•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;
•	leases which are not renewed or are renewed at lower rental amounts at expiration;
•	the exercise of purchase options by operators resulting in a reduction of our rental revenue;
•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;
•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;
•	acts of God affecting our properties; and
•	acts of terrorism affecting our properties.

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

We and several of our wholly-owned subsidiaries were named as defendants in professional liability and general liability claims related to our owned and operated facilities prior to 2005.  Other third-party managers responsible for the day-to-day operations of these facilities were also named as defendants in these claims.  In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages, against the defendants.  Although all of these prior suits have been settled, we or our affiliates could be named as defendants in similar suits related to our owned and operated assets resulting from the transition of the Haven facilities as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Portfolio and Other Developments.  There can be no assurance that we would be successful in our defense of such potential matters or in asserting our claims against various managers of the subject facilities or that the amount of any settlement or judgment would be substantially covered by insurance or that any punitive damages will be covered by insurance.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes.  Any of these taxes would decrease cash available for the payment of our debt obligations.  In addition, to meet REIT qualification requirements, we may hold some of our non-healthcare assets through taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates.

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

Risks Related to Our Stock

In addition to the risks related to our operators and our operations described above, the following are additional risks associated with our stock.

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

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

•
the issuance and exercise of options to purchase our common stock or other equity awards under remuneration plans. We may also issue equity to our employees in lieu of cash bonuses or to our directors in lieu of director’s fees);

•	the issuance of shares pursuant to our dividend reinvestment and direct stock purchase plan;
•	the issuance of debt securities exchangeable for our common stock;
•	the exercise of warrants we may issue in the future;
•	lenders sometimes ask for warrants or other rights to acquire shares in connection with providing financing, and wee cannot assure you that our lenders will not request such rights; and
•	the sales of securities convertible into our common stock could dilute the interests of existing common stockholders.

There are no assurances of our ability to pay dividends in the future.

In 2001, our Board of Directors suspended dividends on shares of our common stock and all series of preferred stock in an effort to generate cash to address then-impending debt maturities.  In 2003, we paid all accrued but unpaid dividends on all shares of series of preferred stock and reinstated dividends on shares of our common stock and all series of preferred stock.  However, our ability to pay dividends may be adversely affected if any of the risks described herein were to occur.  Our payment of dividends is subject to compliance with restrictions contained in our credit agreements, the indentures governing our senior notes and our preferred stock.  All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.  There are no assurances of our ability to pay dividends in the future.  In addition, our dividends in the past have included, and may in the future include, a return of capital.

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock.

Our Board of Directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock.  As of the date of this filing, 4,339,500 shares of our 8.375% Series D cumulative redeemable preferred stock (“Series D Preferred Stock”) were issued and outstanding.  The aggregate liquidation preference with respect to the outstanding Series D Preferred Stock is approximately $108.5 million, and annual dividends on our outstanding Series D Preferred Stock were approximately $9.1 million.  Holders of our Series D Preferred Stock are generally entitled to cumulative dividends before any dividends may be declared or set aside on our common stock.  Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our Series D Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus any accrued and unpaid distributions.  This preference will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock.  In addition, holders of our Series D Preferred Stock have the right to elect two additional directors to our Board of Directors if six quarterly preferred dividends are in arrears.  If this were to occur, the holders of our Series D Preferred Stock would have significant control over our affairs, and their interests may differ from those of our other stockholders.

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

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.

Our senior notes have credit ratings of Ba3 from Moody’s Investors Service and BB+ from Standard & Poor’s Ratings Service.  If any of these rating agencies downgrade our credit rating, or place our rating under watch or review for possible downgrade, this could make it more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock may decline.  Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry.  We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2009, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities that are leased to operators or other affiliates, mortgages on facilities that are operated by the mortgagors or their affiliates and facilities subject to leasehold interests.  The facilities are located in 32 states and are operated by 35 operators.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  In some cases, our tenants and mortgagees contract with a healthcare operator to operate the facilities.  The following table summarizes our property investments as of December 31, 2009:

Investment Structure/Operator	Number of Beds	Number of Facilities	Occupancy Percentage(1)	Gross Investment (in thousands)

Purchase/Leaseback(2)

CommuniCare Health Services, Inc.	3,599	28	86	$241,236
Sun Healthcare Group, Inc	4,574	40	88	217,712
Signature Holding II, LLC	2,087	18	84	142,464
Advocat, Inc	3,933	36	81	141,151
Guardian LTC Management, Inc.	1,676	23	90	125,971
Formation Capital, LLC.	1,619	14	84	123,730
Nexion Health Inc	2,072	19	78	80,385
Essex Healthcare Corporation	1,273	13	80	79,564
TenInOne Acquisition Group, LLC.	1,516	10	77	78,183
Alpha Healthcare Properties, LLC	954	8	94	55,834
Airamid Health Management, LLC	998	9	90	55,345
Sava Senior Care, LLC	640	4	86	39,148
Mark Ide Limited Liability Company	1,029	10	74	36,449
Gulf Coast Master Tenant I, LLC.	815	6	82	33,934
Conifer Care Communities, Inc	319	4	94	24,692
StoneGate Senior Care LP	646	6	80	21,781
Infinia Properties of Arizona, LLC	281	4	88	20,480
Trans Health, Inc	381	3	85	20,098
TC Healthcare(3)	275	2	88	14,795
Rest Haven Nursing Center, Inc	166	1	94	14,400
Washington N&R, LLC	239	2	78	12,152
Triad Health Management of Georgia II, LLC	300	2	94	10,000
Ensign Group, Inc	271	3	92	9,656
Lakeland Investors, LLC	240	1	94	9,625
Southwest LTC	260	2	59	8,590
Community Eldercare Services, LLC.	120	1	72	8,133
Prestige Care, Inc	90	1	87	7,389
Hickory Creek Healthcare Foundation, Inc	138	2	79	7,250
Longwood Management Corporation	185	2	95	6,448
Emeritus Corporation	52	1	91	5,674
Elite Senior Living, Inc	105	1	69	5,525
HMS Holdings at Texarkana, LLC	123	1	66	4,710
Waters (The) of Williamsport, LLC	96	1	59	4,332
Generations Healthcare, Inc	60	1	73	3,007
	31,132	279	84	1,669,843

Assets Held for Sale
Closed Facility	-	2	-	877
	-	2	-	877
Fixed - Rate Mortgages(4)

CommuniCare Health Services, Inc	1,059	8	91	76,571
Advocat Inc	383	4	86	12,407
Parthenon Healthcare, Inc	251	2	76	11,245
	1,693	14	88	100,223

Total	32,825	295	84	$1,770,943

(1)  Represents the most recent data provided by our operators.
(2)  Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(3)  TC Healthcare is an interim operator engaged to operate the former Haven facilities
(4)  In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our facilities by state as of December 31, 2009:

	Number of Facilities	Number of Beds	Gross Investment (in thousands)	% of Gross Investment
Ohio	48	5,335	$338,606	19.1
Florida	38	4,549	244,556	13.8
Pennsylvania	25	2,281	172,250	9.7
Texas	27	3,443	139,395	7.9
Tennessee	13	1,858	88,295	5.0
Maryland	7	909	69,928	3.9
Colorado	9	1,029	64,801	3.7
West Virginia	10	1,151	56,963	3.2
Louisana	14	1,520	55,343	3.1
Alabama	10	1,153	46,125	2.6
Massachusetts	7	772	45,436	2.6
Arkansas	11	1,072	44,791	2.5
Rhode Island	4	558	40,168	2.3
Kentucky	10	851	37,489	2.1
California	11	919	34,756	2.0
Connecticut	5	472	34,601	2.0
Georgia	4	633	27,940	1.6
North CarolinaGeorgia	5	662	23,301	1.3
Idaho	4	377	22,679	1.3
New Hampshire	3	216	22,605	1.3
Arizona	4	281	20,480	1.2
Nevada	3	381	20,098	1.1
Indiana	6	533	19,936	1.1
Washington	2	194	17,473	1.0
Vermont	2	275	14,795	0.8
Illinois	4	466	14,406	0.8
Mississippi	2	181	12,607	0.7
Missouri	2	239	12,152	0.7
Iowa	2	201	10,854	0.6
Alaska	1	90	7,389	0.4
Wisconsin	1	105	5,525	0.3
New Mexico	1	119	5,200	0.3

Total	295	32,825	$1,770,943	100.0

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location.  We have healthcare facilities located in 32 states.  In addition, the majority of our 2009 rental and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities.  We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 35 different public and private healthcare providers.  Except for CommuniCare (18%) and Sun (12%) which together hold approximately 30% of our portfolio (by investment), no other single tenant holds greater than 9% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. A large portion of our core portfolio consists of long-term lease and mortgage agreements.  At December 31, 2009, approximately 82% of our leases and mortgages had primary terms that expire in 2014 or later.  The majority of our leased real estate properties are leased under provisions of master lease agreements.  We also lease facilities under single facility leases.  The initial terms, on both type of leases, typically range from 5 to 15 years, plus renewal options.  Substantially all of the leases provide for minimum annual rents that are subject to annual increases based upon increases in the CPI or fixed rate increases.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Encumbered Assets.   As of December 31, 2009, we had $253.5 million aggregate principal amount of secured debt outstanding, which was secured by 92 of our facilities with an aggregate gross investment value of $505.4 million.  Subsequent to year end, we repaid the $59.4 million of mortgage debt assumed in connection with the CapitalSource acquisition, thereby reducing the number of facilities encumbered by 12 and total gross investment by $86.3 million.

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

On January 7, 2010, LCT SE Texas Holdings, L.L.C. (“LCT”), an affiliate of Mariner Health Care and the lessee of four facilities  located in the Houston area (the “LCT Facilities”), filed a petition in the District Court of Harris County, Texas (No. 2010-01120) against four landlord entities (the “CSE Entities”), the member interests of which we purchased as part of the Capital Source transaction in December, 2009 pursuant to a Stock Purchase Agreement (the “Purchase Agreement”). The petition relates to a right of first refusal (“ROFR) under the master lease between LCT and the CSE Entities. The petition alleges, among other things, that (i) the notice of the acquisition of the member’s interests of the CSE Entities was not proper under the ROFR provision  in the master lease, (ii) the purchase price allocated to the member’s interests of the CSE Entities (or the LCT Facilities) pursuant to the Purchase Agreement and specified in the notice to LCT of its ROFR, if any,  was  not a bona fide offer, did not represent “true market value”, and failed to trigger the ROFR, and (iii) we tortiously interfered with LCT’s right to exercise the ROFR.  The petition seeks a declaratory adjudication with respect to the identified claims above, a claim for specific performance permitting LCT to exercise its ROFR, and unspecified actual and punitive damages relating to breach of the master lease by the CSE Entities and tortious interference against us. We believe that the litigation is defensible. In addition, under the Purchase Agreement and related transaction documents, CapitalSource has agreed to indemnify us for any losses, including reasonable legal expenses, incurred by us in connection with this litigation.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of the year covered by this report.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.”  The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per common share:

2009				2008

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$16.420	$11.150	$0.30	First	$19.200	$14.720	$0.29
Second	17.400	13.560	0.30	Second	19.230	15.970	0.30
Third	19.010	14.510	0.30	Third	19.660	15.630	0.30
Fourth	20.080	14.390	0.30	Fourth	19.750	9.300	0.30
			$1.20				$1.19

The closing price for our common stock on the New York Stock Exchange on February 23, 2010 was $18.75 per share.  As of February 23, 2010 there were 88,742,301 shares of common stock outstanding with 2,836 registered holders.

The following table provides information about all equity awards under our company’s 2004 Stock Incentive Plan, 2000 Stock Incentive Plan and 1993 Amended and Restated Stock Option and Restricted Stock Plan as of December 31, 2009.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	266,655	$9.45	2,303,020
Equity compensation plans not approved by security holders	—	—	—
Total	266,655	$9.45	2,303,020

(1)	Reflects 18,663 shares issuable upon the exercise of outstanding options and 247,992 shares issuable in respect of performance restricted stock units that vest over the years 2008 through 2010.
(2)	No exercise price is payable with respect to the performance restricted stock rights, and accordingly the weighted-average exercise price is calculated based solely on outstanding options.
(3)	Reflects shares of Common Stock remaining available for future issuance under our 2000 and 2004 Stock Incentive Plans.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, 36,907 shares of our common stock were purchased from employees to pay the withholding taxes associated with employee exercising of stock options.

Common Stock

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2009 to October 31, 2009	-	$-	-	$-
November 1, 2009 to November 30, 2009	-	-	-	-
December 1, 2009 to December 31, 2009	36,907	19.45	-	-
Total	36,907	$19.45	-	$-

(1)	Represents shares purchased from employees to pay the withholding taxes related to the exercise of employee stock options. The shares were not part of a publicly announced repurchase plan or program.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Operating Data
Revenues from core operations	$179,008	$169,592	$159,558	$135,513	$109,535
Revenues from nursing home operations	18,430	24,170	-	-	-
Total revenues	$197,438	$193,762	$159,558	$135,513	$109,535
Income from continuing operations	$82,111	$77,691	$67,598	$55,905	$37,289
Net income available to common shareholders	73,025	70,551	59,451	45,774	25,355
Per share amounts:
Income from continuing operations: Basic	$0.87	$0.93	$0.88	$0.78	$0.46
Diluted	0.87	0.93	0.88	0.78	0.46
Net income available to common: Basic	$0.87	$0.94	$0.90	$0.78	$0.49
Diluted	0.87	0.94	0.90	0.78	0.49

Dividends, Common Stock(1)	$1.20	$1.19	$1.08	$0.96	$0.85
Dividends, Series B Preferred(1)	-	-	-	-	1.09
Dividends, Series D Preferred(1)	2.09	2.09	2.09	2.09	2.09

Weighted-average common shares outstanding, basic	83,556	75,127	65,858	58,651	51,738
Weighted-average common shares outstanding,diluted	83,649	75,213	65,886	58,745	52,059

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data Gross investments	$1,803,743	$1,502,847	$1,322,964	$1,294,306	$1,129,405
Total assets	1,655,033	1,364,467	1,182,287	1,175,370	1,036,042
Revolving lines of credit	94,100	63,500	48,000	150,000	58,000
Other long-term borrowings	644,049	484,697	525,709	526,141	508,229
Stockholders’ equity	865,227	787,988	586,127	465,454	440,943

(1)	Dividends per share are those declared and paid during such period.

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

(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital;
(vii)	changes in our credit ratings and the ratings of our debt and preferred securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)
the effect of economic and market conditions generally and, particularly, in the healthcare industry, including the potential impact of a general economic slowdown on governmental budgets and healthcare reimbursement expenditures;

(xi)	changes in the financial position of our operators;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments; and
(xiv)	changes in tax laws and regulations affecting real estate investment trusts; and our ability to maintain our status as a real estate investment trust

Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our operator/tenants.  In September, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We continue to be responsible for the two remaining facilities as of December 31, 2009 that are in the process of being transitioned to the new operator pending approval by state regulators.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries; as well as TC Healthcare, a new entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one our tenant/operators).  We consolidate the financial results of TC Healthcare into our financial statements based on the application of the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008, however, TC Healthcare continues to be responsible for two facilities as of December 31, 2009 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at December 31, 2009, consisted of 295 healthcare facilities (including two closed facilities held for sale), located in 32 states and operated by 35 third-party operators.  Our gross investment in these facilities totaled approximately $1.8 billion at December 31, 2009, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 265 SNFs, (ii) seven ALFs, (iii) five specialty facilities, (iv) fixed rate mortgages on 14 SNFs, (v) two SNFs that are owned and operated by us and (vi) two SNFs that are currently held for sale.  At December 31, 2009, we also held other investments of approximately $32.8 million, consisting primarily of secured loans to third-party operators of our facilities.

In November 2009, we entered into a securities purchase agreement with CapitalSource Inc. (“CapitalSource”) and several of its affiliates to purchase certain CapitalSource subsidiaries owning 80 long term care facilities for approximately $565 million.  The purchase price includes a purchase option to acquire entities owning an additional 63 facilities for approximately $295 million.  See Portfolio and Other Developments for additional details.

The recent downturn in the U.S. economy and other factors could result in significant cost-cutting at both the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs.  Current market and economic conditions may have a significant impact on state budgets and health care spending. The states with the most significant projected budget deficits in which we own facilities and the percentage of our gross investments in such states as of December 31, 2009 are as follows: Alabama (2.6%), Arizona (1.2%), California (2.0%), Florida (13.8%), New Hampshire (1.3%) and Rhode Island (2.3%).  These deficits, exacerbated by the potential for increased enrollment in Medicaid due to rising unemployment levels and declining family incomes, could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

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

2009 and Recent Highlights

Acquisition and Other Investments

See Portfolio and Other Developments for 2009 acquisitions and other investments.

$200 Million Senior Notes

On February 9, 2010, the Company issued and sold $200 million aggregate principal amount of its 7½% Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes were sold at an issue price of 98.278% of the principal amount of the 2020 Notes resulting in gross proceeds to the Company of approximately $197 million.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

$100 Million Term Loan

 On December 18, 2009, a wholly owned subsidiary of the Company entered into a secured Credit Agreement with GECC, as Administrative Agent and a Lender, providing for a new five-year $100 million term loan (the “Term Loan”) maturing December 31, 2014.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

$200 Million Revolving Credit Facility

On June 30, 2009, the Company entered into a new $200 million revolving senior secured credit facility (the “Bank Credit Agreements”). See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

Equity Shelf Program

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "Equity Distribution Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "Managers").  Under the terms of the Equity Distribution Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $100,000,000 (the “Equity Shelf Program”).  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager, as sales agent, under the applicable Equity Distribution Agreement.  During the year ended December 31, 2009, 1.4 million shares of our common stock were issued through the Equity Shelf Program for net proceeds of approximately $23.0 million, net of $0.5 million of commissions.

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

For the year ended December 31, 2009, we issued 1.7 million shares of common stock for approximately $27.2 million in net proceeds.  For the year ended December 31, 2008, we issued 2.1 million shares of common stock for approximately $34.1 million in net proceeds.

Dividends

On January 20, 2010, the Board of Directors declared a common stock dividend of $0.32 per share, increasing the quarterly common dividend by $0.02 per share over the prior quarter.  The common dividends were paid on February 16, 2010 to common stockholders of record on January 29, 2010.  Prior thereto, in 2009 we paid quarterly dividends of $0.30 per share of common stock in 2009.

On January 20, 2010, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on our 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 16, 2010 to preferred stockholders of record on January 29, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2009 through January 31, 2010.  We also paid regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock in 2009.

Portfolio and Other Developments

The partial expiration of certain Medicare rate increases has had an adverse impact on the revenues of the operators of nursing home facilities and has negatively impacted some operators’ ability to satisfy their monthly lease or debt payment to us.  See Item 1 Business - Government Regulation and Reimbursement above for further discussion.  In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under title 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended and supplemented, (the “Bankruptcy Code”).

CapitalSource Transactions

Completed First Closing

On December 22, 2009, we purchased entities owning 40 facilities and an option (the “Option”) to purchase entities owning 63 additional facilities.  The consideration consisted of: (i) approximately $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) assumption of approximately $59.4 million of 6.8% mortgage debt maturing on December 31, 2011.  We incurred approximately $1.6 million in transaction costs.  We valued the 2,714,959 shares of our common stock at approximately $52.8 million on December 22, 2009.

The 40 facilities owned by the entities acquired on December 22, 2009, representing 5,264 available beds located in 12 states, are part of 15 in-place triple net leases among 12 operators.  The 15 leases generate approximately $31 million of annualized straight-line rental revenue.

The following table summarizes the fair value of the consideration exchanged on December 22, 2009 for the acquisition of the 40 facilities and the purchase options:

Fair Value of Consideration
($ in millions)

Cash	$184.2
Assumed 6.8% debt	59.4
Omega common stock	52.8
Total consideration paid at December 22, 2009	$296.4

We are in the process of gathering the information necessary to complete the purchase price allocation of the December 22, 2009 acquisition.  We have performed a preliminary allocation of the fair value of the assets purchased and liabilities assumed as part of the transaction as well as the purchase option.  Based on our preliminary allocation we have allocated approximately $275 million to Land and building at cost and $25 million to Other Assets for the Option on our Consolidated Balance Sheet.  We allocated approximately $30 million to land and $245 million to buildings.  Based on our evaluation of the assumed in-place leases, we estimate that we assumed approximately $11.9 million above market leases and $15.9 million in below market lease.  We have included the (a) $11.9 million in above market leases in Other Assets and (b) the $15.9 million in below market leases in Accrued expenses and other liabilities on our Consolidated Balance Sheet, respectively.  We estimate that the net amortization of the above and below market lease for years 1 through 5 will be less than $100,000 annually.

As part of the consideration, we also assumed approximately $59.4 million in 6.8% mortgage debt that matures on December 31, 2011.  Based on our evaluation, we estimate that the $59.4 million mortgage debt being assumed is at market rates based on the terms of comparable debt.  In February 2010, we used proceeds from our $200 million 7 ½ % bond offering to repay the mortgage debt.

Anticipated Second Closing

At the second closing, we will acquire entities owning 40 additional facilities for approximately $270 million, consisting of: (i) $67 million in cash; (ii) assumption of $20 million of 9.0% subordinated debt maturing in December 2021; (iii) assumption of $53 million, 6.41% (weighted-average) HUD debt maturing between January 2036 and May 2040; and (iv) the anticipated assumption of $130 million, 4.85% HUD debt generally maturing in 2039.  The second closing is expected to occur in the second quarter of 2010 subject to HUD approval and the other normal terms and conditions.

The 40 additional facilities, representing 4,882 available beds, located in 2 states are part of 13 in-place triple net leases among 2 operators.  The 13 leases generate approximately $30 million of annualized revenue.

Option to Purchase Additional 63 Facilities

We may exercise our option to purchase the CapitalSource subsidiaries owning 63 additional facilities on or before December 31, 2011, for an estimated aggregate consideration of approximately $295 million, consisting of: (i) $30 million in cash, and (ii) $265 million of debt, which debt shall either be paid off at closing or assumed by us, subject to the consent of the applicable lenders of such debt.  The Option payment of $25 million is refundable in limited circumstances, such as breach of contract.  The 63 facilities owned by the entities subject to the Option, representing 6,529 available beds located in 19 states, are part of 30 in-place triple net leases among 18 operators.  The 30 leases generate approximately $34 million of annualized revenue.

The consummation of the second closing under Purchase Agreement with CapitalSource and the potential exercise of the Option are subject to customary closing conditions, and there can be no assurance as to when or whether such transactions will be consummated.  The purchase price payable at each such closing is also subject to certain adjustments, including but not limited to a dollar-for-dollar increase or decrease of the cash consideration to the extent the assumed debt is less than or greater than the amount set forth in the purchase agreement, and an upward or downward adjustment to prorate certain items of accrued and prepaid income and expense of the CapitalSource subsidiaries to be acquired.

Assets Held for Sale

At December 31, 2009, we had two SNFs classified as held-for-sale with a net book value of approximately $0.9 million.

Asset Sales

In 2009, we sold a facility and other assets for approximately $0.9 million resulting in a net gain of approximately $0.8 million.

Formation Capital

Commencing in February 2008, the assets of the Haven Healthcare (“Haven”) facilities were marketed for sale via an auction process conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer. As a result, and pursuant to our rights as ordered by the bankruptcy court, we credit bid certain of the indebtedness that Haven owed us in exchange for taking ownership of and transitioning certain of Haven’s assets to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven.  On August 6, 2008, we entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation Capital (“Formation”) whereby Formation agreed to lease the 15 former Haven facilities under a master lease with us.  Effective September 1, 2008, we completed the operational transfer of 13 of the former Haven facilities to affiliates of Formation, in accordance with the terms of the MTA. The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1) and are part of a master lease. As part of the transaction, Genesis Healthcare (“Genesis”) entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities and with permission of us, closed one of the five Connecticut facilities in 2009. In December 2008, we amended the master lease with Formation to include two additional facilities that were purchased in West Virginia.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Operating Revenues

Our operating revenues for the year ended December 31, 2009, were $197.4 million, an increase of $3.7 million over the same period in 2008.  Detailed changes in operating revenues for the year ended December 31, 2009 are as follows:

•
Rental income was $164.5 million, an increase of $8.7 million over the same period in 2008.  The increase is primarily due to: (i) additional rental income from the full year 2009 impact from acquisitions of seven SNFs, one ALF and one rehabilitation hospital in April 2008, four SNFs, one ALF and one ILF in September 2008 and two SNFs in December 2008, which were all leased to existing operators and (ii) additional rental income from the acquisitions of 40 SNFs in December 2009 among 11 new operators and one existing operator

•
Mortgage interest income totaled $11.6 million, an increase of $2.0 million over the same period in 2008.  The increase was primarily related to the full year effect of the mortgage financing of seven new facilities in April 2008.

•	Other investment income totaled $2.5 million, an increase of $0.5 million over the same period in 2008. The increase was primarily due to an increase in Other investments compared to 2008.
•
Miscellaneous revenue was $0.4 million, a decrease of $1.8 million over the same period in 2008.  The primary reason for the decrease was the payment of late fees and penalties in 2008 related to Haven’s bankruptcy in 2008.

•
Nursing home revenues of owned and operated assets was $18.4 million in 2009, a decrease of $5.7 million over the same period in 2008.  The decrease is due to the timing of ownership of the facilities in 2009 compared to 2008.  See Note 1 – Organization and Basis of Presentation for additional information regarding the consolidation of this entity.

Operating Expenses

Operating expenses for the year ended December 31, 2009, were $81.6 million, a decrease of approximately $7.5 million over the same period in 2008.  Detailed changes in our operating expenses for the year ended December 31, 2009 versus the same period in 2008 are as follows:

•
Our depreciation and amortization expense was $44.7 million, compared to $39.9 million for the same period in 2008.  The increase is due to (i) the full year 2009 impact from acquisitions of seven SNFs, one ALF and one rehabilitation hospital in April 2008, four SNFs, one ALF and one ILF in September 2008 and two SNFs in December 2008 and (ii) the acquisitions of 40 SNFs in December 2009.

•	Our general and administrative expense, when excluding stock-based compensation expense related to restricted stock units, was $9.8 million, compared to $9.6 million for the same period in 2008.
•
Our restricted stock-based compensation expense was $1.9 million, a decrease of $0.2 million over the same period in 2008.  The decrease was primarily due to the timing of the scheduled vesting of the performance stock portion of the stock plan.

•	In 2009, we recorded $1.6 million of acquisition cost related to expenses incurred in the due diligence for the acquisitions we made in the fourth quarter of 2009.
•	In 2009, we recorded $0.2 million of impairment charge, compared to $5.6 million for the same period in 2008, primarily related to the timing of facility closures.
•
In 2009, we recorded $2.8 million of provision for uncollectible accounts receivable associated with Formation.  The provision consisted of (i) $1.8 million associated with lease incentives and (ii) $1.0 million in straight-line receivables.  In 2008, we recorded $4.3 million of provision for uncollectible accounts receivable associated with Haven.  The provision consisted of (i) $3.3 million associated with straight-line receivables and (ii) $1.0 million in pre-petition contractual receivables.

•
Nursing home expenses of owned and operated assets was $20.6 million in 2009, a decrease of $7.0 million over the same period in 2008.  The decrease is due to the timing of ownership of the facilities in 2009 compared to 2008.  See Note 1 – Organization and Basis of Presentation for additional information regarding the consolidation of this entity.

Other Income (Expense)

For the year ended December 31, 2009, our total other net expenses were $34.5 million as compared to $39.0 million for the same period in 2008, a decrease of $4.5 million.  The decrease was primarily due to: (i) a net increase of $4.0 million associated with cash received for a legal settlement in 2009 compared to the same period of 2008, and (ii) lower average outstanding borrowings and rates on credit facility, partially offset by (i) $0.5 million associated with the write-off of unamortized deferred financing costs related to replacing the former $255 million credit facility during the second quarter of 2009 and (ii) $0.4 million interest expense incurred on the $159 million secured borrowings we entered into in December 2009.

2009 Taxes

So long as we qualify as a REIT, we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2009, preferred and common dividend payments of $109.2 million made throughout 2009 satisfy the 2009 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2009 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2009 was $82.1 million compared to $77.7 million for the same period in 2008.  The increase in income from continuing operations is the result of the factors described above.

2009 Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets are included in assets held for sale – net in our consolidated balance sheet prior to their sale/disposal.

For the year ended December 31, 2009, no revenue or expense were generated from discontinued operations.

For the year ended December 31, 2008, discontinued operations include the one month revenue of $15 thousand and a gain of $0.4 million on the sale of one SNF.

For additional information, see Note 19 – Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2009, was $117.0 million, compared to $98.1 million for the same period in 2008.

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

The following table presents our FFO results for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(in thousands)
Net income available to common	$73,025	$70,551
Deduct gain from real estate dispositions(1)	(753)	(12,292)
	72,272	58,259
Elimination of non-cash items included in net income:
Depreciation and amortization(2)	44,694	39,890
Funds from operations available to common stockholders	$116,966	$98,149

(1)
The deduction of the gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements.  The gain deducted includes $0.0 million and $0.4 million gain related to facilities classified as discontinued operations for the year ended December 31, 2009 and 2008, respectively.

(2)
The add back of depreciation and amortization includes the facilities classified as discontinued operations in our consolidated financial statements.  FFO for 2009 and 2008 includes depreciation and amortization of $0, respectively, related to facilities classified as discontinued operations.

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

•	In 2008, we recorded $5.6 million of impairment charge, compared to $1.4 million for the same period in 2007, primarily related to the timing of facility closures.
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

2008 Taxes

So long as we qualify as a REIT, we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2008, preferred and common dividend payments of $98.1 million made throughout 2008 satisfy the 2008 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a TRS.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2008 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

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

For additional information, see Note 19 – Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders, for the year ended December 31, 2008, was $98.1 million, compared to $93.5 million for the same period in 2007.

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

Liquidity and Capital Resources

At December 31, 2009, we had total assets of $1.7 billion, stockholders’ equity of $865.2 million and debt of $738.1 million, representing approximately 46.0% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2009.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$738,454	$-	$153,454	$410,000	$175,000
Purchase obligations (2)	270,397	270,397	-	-	-
Operating lease obligations(3)	2,982	288	599	632	1,463
Total	$1,011,833	$270,685	$154,053	$410,632	$176,463

(1)
The $738.5 million includes $59.4 million of 6.8% mortgage debt due December 31, 2011, $310 million aggregate principal amount of 7% Senior Notes due April 2014, $100 million aggregate principal amount of 6.5% Term Loan due December 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016 and $94.1 million in borrowings under the new $200 million revolving senior secured credit facility (the “2009 Credit Facility”) that matures in June 2012.  Does not include $200 million of 7 ½% senior notes due 2020 issued in February 2010.

(2)	Represents approximate purchase price to be paid in connection with the second closing under the purchase agreement with CapitalSource.
(3)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

On June 30, 2009, we entered into a new $200 million revolving senior secured credit facility (the “2009 Credit Facility”).  The 2009 Credit Facility is being provided by Bank of America, N.A., Deutsche Bank Trust Company Americas, UBS Loan Finance LLC and General Electric Capital Corporation pursuant to a credit agreement, dated as of June 30, 2009 (the “2009 Credit Agreement”), among the Omega subsidiaries named therein (“Borrowers”), the lenders named therein, and Bank of America, N.A., as administrative agent.

At December 31, 2009, we had $94.1 million outstanding under the 2009 Credit Facility and no letters of credit outstanding, leaving availability of $105.9 million.  The $94.1 million of outstanding borrowings had a blended interest rate of 6% at December 31, 2009, and is currently priced at LIBOR plus 400 basis points.  The 2009 Credit Facility will be used for acquisitions and general corporate purposes.

At December 31, 2008, we had $63.5 million outstanding under our previous $255.0 million senior secured credit facility (the “Prior Credit Facility”) and no letters of credit outstanding, leaving availability of $191.5 million as of December 31, 2008.  The $63.5 million of outstanding borrowings had a blended interest rate of 2.0% at December 31, 2008.

For the years ended December 31, 2009 and 2008, the weighted average interest rates were 2.91% and 3.89%, respectively.

The 2009 Credit Facility replaces our previous $255 million senior secured credit facility that was terminated on June 30, 2009.  The 2009 Credit Facility matures on June 30, 2012, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million in certain circumstances during the first two years.

In the second quarter of 2009, we recorded a one-time, non-cash charge of approximately $0.5 million relating to the write-off of unamortized deferred financing costs associated with the replacement of the Prior Credit Facility.  At December 31, 2009, we incurred approximately $4.6 million in deferred financing cost related to establishing the 2009 Credit Facility.

The interest rates per annum applicable to the 2009 Credit Facility are the reserve-adjusted LIBOR Rate, with a floor of 200 basis points (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin.  The applicable margin with respect to the 2009 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio.  The applicable margin may range from 4.75% to 3.75% in the case of Eurodollar Rate advances, from 3.5% to 2.5% in the case of base rate advances, and from 4.75% to 3.75% in the case of letter of credit fees.  The default rate on the 2009 Credit Facility is 3.00% above the interest rate otherwise applicable to base rate loans.  We are also obligated to pay a commitment fee of 0.50% on the unused portion of our 2009 Credit Facility.  In certain circumstances set forth in the 2009 Credit Agreement, we may prepay the 2009 Credit Facility at any time in whole or in part without fees or penalty.

Omega and its subsidiaries that are not Borrowers under the 2009 Credit Facility guarantee the obligations of our Borrower subsidiaries under the 2009 Credit Facility.  All obligations under the 2009 Credit Facility and the related guarantees are secured by a perfected first priority lien on certain real properties and all improvements, fixtures, equipment and other personal property relating thereto of the Borrower subsidiaries under the 2009 Credit Facility, and an assignment of leases, rents, sale/refinance proceeds and other proceeds flowing from the real properties.

The 2009 Credit Facility contains customary affirmative and negative covenants, including, among others, limitations on investments; limitations on liens; limitations on mergers, consolidations, and transfers of assets; limitations on sales of assets; limitations on transactions with affiliates; and limitations on our transfer of ownership and management.  In addition, the 2009 Credit Facility contains financial covenants including, without limitation, with respect to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum distributions.  As of December 31, 2009, we were in compliance with all affirmative and negative covenants, including financial covenants.

$100 Million Term Loan

On December 18, 2009, a wholly owned subsidiary of ours entered into a secured Credit Agreement with General Electric Capital Corporation (“GECC”), as Administrative Agent and a Lender, providing for a new five-year $100 million term loan (the “Term Loan”) maturing December 31, 2014.  The Term Loan will bear interest at the reserve-adjusted LIBOR Rate (the “Eurodollar Rate”) plus 5.5% per annum, but in no event will the Eurodollar Rate be less than 1.0% per annum.  Until December 31, 2011, scheduled monthly payments on the Term Loan include interest only.  Commencing January 1, 2012, monthly installment payments will include principal and interest based on a 30-year amortization schedule and an assumed annual interest rate of 6.5%, with a balloon payment of the remaining balance due at maturity.  We have guaranteed the obligations of the borrower under the Term Loan.  In addition, all obligations under the Term Loan and guarantee are secured by a perfected first priority lien on 18 long term care facilities under a master lease with one of our existing operators, and an assignment of leases and rents.  We have also pledged our ownership interest in the borrower.  At December 31, 2009, we incurred approximately $2.6 million in deferred financing cost related to establishing the loan.

$59 million Mortgage Debt

In connection with the December 22, 2009 closing under our purchase agreement with CapitalSource, we also assumed $59.4 million face value of 6.8% mortgage debt maturing on December 31, 2011 with a one year extension right.  In February 2010, we used proceeds from our $200 million 7 ½% note offering to repay the assumed mortgage debt.

$200 Million Senior Notes

Subsequent to year end, on February 9, 2010, we issued and sold $200 million aggregate principal amount of our 7½% Senior Notes due 2020 (the “2020 Notes”).The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our previously reported December 22, 2009 acquisition of certain subsidiaries of CapitalSource Inc., (ii) repay outstanding borrowings under our revolving credit facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the pending acquisition of additional facilities under our previously reported purchase agreement with CapitalSource Inc.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.

Equity Financing

2.7 Million Share Common Stock Issuance

On December 22, 2009, we issued 2.7 million shares of our common stock as part of the consideration paid for the December 22, 2009 acquisition from CapitalSource.

Equity Shelf Program

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "Equity Distribution Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "Managers").  Under the terms of the Equity Distribution Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $100,000,000 (the “Equity Shelf Program”).  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager, as sales agent, under the applicable Equity Distribution Agreement.  During the year ended December 31, 2009, 1.4 million shares of our common stock were issued through the Equity Shelf Program for net proceeds of approximately $23.0 million, net of $0.5 million of commissions.

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

For the twelve- month period ended December 31, 2009, we issued 1.7 million shares of common stock for approximately $27.2 million in net proceeds.  For the twelve- month period ended December 31, 2008, we issued 2.1 million shares of common stock for approximately $34.1 million in net proceeds.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreement, unless a greater distribution is required to maintain REIT status.  The Credit Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.  In 2009, we paid dividends of $1.20 per share of common stock and $2.09 per share of preferred stock.  In 2009, we paid a total of $109.2 million in dividends to common and preferred stockholders.

Common Dividends

On January 20, 2010, the Board of Directors declared a common stock dividend of $0.32 per share, increasing the quarterly common dividend by $0.02 per share over the prior quarter.  The common dividends were paid on February 16, 2010 to common stockholders of record on January 29, 2010.

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

Series D Preferred Dividends

On January 20, 2010, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 16, 2010 to preferred stockholders of record on January 29, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2009 through January 31, 2010.

On October 20, 2009, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid November 16, 2009 to preferred stockholders of record on November 2, 2009.

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

Cash and cash equivalents totaled $2.2 million as of December 31, 2009, an increase of $2.0 million as compared to the balance at December 31, 2008.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $147.2 million for the year ended December 31, 2009, as compared to $89.3 million for the same period in 2008, an increase of $57.9 million.   The increase is primarily due to (i) income from new investments made in 2009, and (ii) in 2009, we collected the cash used in 2008 to operate the facilities we assumed as a result of the bankruptcy of one of our former tenant/operators in 2008.

Investing Activities – Net cash flow used in investing activities was an outflow of $209.0 million for the year ended December 31, 2009, as compared to an outflow of $187.1 million for the same period in 2008.  The increase in cash outflow from investing activities of $21.9 million relates primarily to: (i) acquisition of $159.5 million in real estate and payment of $25.0 million for a purchase option acquired 2009 compared to the acquisition of $112.8 million in real estate and a $74.9 million mortgage loan placed with one of our operators in 2008; (ii) the investment of $23.2 million in capital improvements and renovations in 2009 compared to $17.5 million in 2008; offset by (i) the decrease in net proceeds for the sales of real estate of $31.0 million primarily related to the sale of two facilities in 2008, (ii) the increase in net other investment in 2009 compared to 2008 and (iii) a net decrease in collection of mortgage principal of $5.2 million in 2009 compared to 2008.

Financing Activities – Net cash flow from financing activities was an inflow of $63.7 million for the year ended December 31, 2009 as compared to an inflow of $96.0 million for the year ended December 31, 2008.  The decrease of $32.3 million in cash inflow from financing activities was primarily due to: (i) $100.0 million in secured borrowings issued to fund a portion of the new investments acquired in 2009, (ii) a net proceeds of approximately $30.6 million from our credit facilities primarily related to the funding of the new investment, compared to a net proceeds from our credit facility of approximately $15.5 million in 2008, (iii) $23.0 million net proceeds from our common stocks issued through the Equity Shelf Program, offset by (iv) $7.2 million in payments of deferred financing costs associated with the 2009 Credit Facility and GE Term Loan in 2009, (v) a decrease in net proceeds from the common stock offering of $195.7 million, (vi) an increase in dividend payments of $11.2 million in 2009 due to additional shares outstanding, (vii) a decrease in dividend reinvestment proceeds of $6.8 million due to the temporary suspension of the optional cash purchase component our DRSPP in October 2008 which was later reinstated in May 2009 and (viii) the retirement of approximately $41.0 million in other borrowings primarily related to the Haven mortgage.   In 2008, we also paid $7.6 million to purchase a portion of our Series D preferred stock.

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

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with fixed and determinable increases is recognized over the term of the lease on a straight-line basis.  The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We do not include contingent rents as income until the contingencies are resolved.

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

Recognizing rental income on a straight-line basis may cause recognized revenue to exceed contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $51.0 million and $43.1 million, net of allowances, at December 31, 2009 and 2008, respectively.

Gains on sales of real estate assets are recognized under the FASB guidance of Accounting for Sales of Real Estate.  The specific timing of the recognition of the sale and the related gain is measured against the various criteria in the guidance related to the terms of the transactions and any continuing involvement associated with the assets sold.  To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

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

For the years ended December 31, 2009, 2008, and 2007, we recognized impairment losses of $0.2 million, $5.6 million and $1.4 million, respectively, including amounts classified within discontinued operations.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.

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

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans for which no impairment reserves were recorded because the net present value of the discounted cash flows and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loans.  Under the cost recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to interest income.  As of December 31, 2009 and 2008, we had loan loss reserve totaling $2.2 million, in both periods.  In 2009, 2008 and 2007 we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios.  For additional information see Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments.

Assets Held for Sale and Discontinued Operations

The operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition, are reflected as assets held for sale in our balance sheet.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of income for all periods presented and assets held for sale in the consolidated balance sheet for all periods presented.

We had two assets held for sale as of December 31, 2009 with a net book value of $0.9 million neither of which are classified as discontinued operations.

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

Effects of Recently Issued Accounting Standards

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

Revised Business Combinations

On December 4, 2007, the FASB issued revised guidance on Business Combinations.  The new guidance will significantly change the accounting for and reporting of business combination transactions.  The guidance requires companies to recognize, with certain exception, 100 percent of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense as incurred, acquisition related transaction costs.  The guidance is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We adopted the guidance on January 1, 2009, which will impact the accounting only for acquisitions occurring prospectively.   We incurred $1.6 million associated with the CapitalSource transaction.

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

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2009 includes our credit facility, our $100 million term loan, and $59 million of mortgage debt assumed from CapitalSource that was paid off subsequent to year end. The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes - The fair value of the senior unsecured notes is estimated by discounting the future cash flows using the current borrowing rate available for the similar debt.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2009 was approximately $490.9 million.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $18.2 million at December 31, 2009.  The estimated fair value of our total long-term borrowings at December 31, 2008 was approximately $406.0 million, and a one percent increase in interest rates would have resulted in a decrease in the fair value of long-term borrowings by approximately $17.6 million.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.  The summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 is included in Note 17 to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in  accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in our 2009 financial statements under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-34
Schedule IV – Mortgage Loans on Real Estate	F-35

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

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 1, 2010

-F1-

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
of Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 1, 2010

-F2-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	December 31,	December 31,
	2009	2008

ASSETS
Real estate properties
Land and buildings	$1,669,843	$1,372,012
Less accumulated depreciation	(296,441)	(251,854)
Real estate properties – net	1,373,402	1,120,158
Mortgage notes receivable – net	100,223	100,821
	1,473,625	1,220,979
Other investments – net	32,800	29,864
	1,506,425	1,250,843
Assets held for sale – net	877	150
Total investments	1,507,302	1,250,993

Cash and cash equivalents	2,170	209
Restricted cash	9,486	6,294
Accounts receivable – net	81,558	75,037
Other assets	50,778	18,613
Operating assets for owned and operated properties	3,739	13,321
Total assets	$1,655,033	$1,364,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$94,100	$63,500
Secured borrowings	159,354	—
Unsecured borrowings – net	484,695	484,697
Accrued expenses and other liabilities	49,895	25,420
Operating liabilities for owned and operated properties	1,762	2,862
Total liabilities	789,806	576,479

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 88,266 shares as of December 31, 2009 and 82,382 as of December 31, 2008	8,827	8,238
Common stock – additional paid-in-capital	1,157,931	1,054,157
Cumulative net earnings	522,388	440,277
Cumulative dividends paid	(932,407)	(823,172)
Total stockholders’ equity	865,227	787,988
Total liabilities and stockholders’ equity	$1,655,033	$1,364,467

See accompanying notes.

-F3-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007
Revenues
Rental income	$164,468	$155,765	$152,061
Mortgage interest income	11,601	9,562	3,888
Other investment income – net	2,502	2,031	2,821
Miscellaneous	437	2,234	788
Nursing home revenues of owned and operated assets	18,430	24,170	-
Total operating revenues	197,438	193,762	159,558
Expenses
Depreciation and amortization	44,694	39,890	36,028
General and administrative	11,742	11,701	11,086
Acquisition costs	1,561	-	-
Impairment on real estate properties	159	5,584	1,416
Provisions for uncollectible mortgages, notes and accounts receivable	2,765	4,248	-
Nursing home expenses of owned and operated assets	20,632	27,601	-
Total operating expenses	81,553	89,024	48,530

Income before other income and expense	115,885	104,738	111,028
Other income (expense)
Interest income	21	240	257
Interest expense	(36,077)	(37,745)	(42,134)
Interest – amortization of deferred financing costs	(2,472)	(2,001)	(1,958)
Interest – refinancing costs	(526)	-	-
Litigation settlements	4,527	526	-
Total other expense	(34,527)	(38,980)	(43,835)

Income before gain on assets sold, net	81,358	65,758	67,193
Gain on assets sold – net	753	11,861	398
Income from continuing operations before income taxes	82,111	77,619	67,591
Provision for income taxes	-	72	7
Income from continuing operations	82,111	77,691	67,598
Discontinued operations	-	446	1,776
Net income	82,111	78,137	69,374
Preferred stock dividends	(9,086)	(9,714)	(9,923)
Preferred stock repurchase gain	-	2,128	-
Net income available to common shareholders	$73,025	$70,551	$59,451

Income per common share available to common shareholders:
Basic:
Income from continuing operations	$0.87	$0.93	$0.88
Net income	$0.87	$0.94	$0.90
Diluted:
Income from continuing operations	$0.87	$0.93	$0.88
Net income	$0.87	$0.94	$0.90

Dividends declared and paid per common share	$1.20	$1.19	$1.08

Weighted-average shares outstanding, basic	83,556	75,127	65,858
Weighted-average shares outstanding, diluted	83,649	75,213	65,886

Components of other comprehensive income:
Net income	$82,111	$78,137	$69,374
Total comprehensive income	$82,111	$78,137	$69,374
See accompanying notes.

-F4-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Common Stock Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Total

Balance at December 31, 2006 (59,703 common shares)	$18,488	$5,970	$694,207	$292,766	$(645,977)	$465,454
Issuance of common stock:
Grant of restricted stock (9 shares at $17.530 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	1,425	—	—	1,425
Vesting of restricted stock (grants 62 shares)	—	6	(829)	—	—	(823)
Dividend reinvestment and stock purchase plan (1,190 shares at $15.911 per share)	—	119	18,768	—	—	18,887
Exercised options (12 shares at an average exercise price of $4.434 per share)	—	1	41	—	—	42
Grant of stock as payment of directors fees (9 shares at an average of $16.360 per share)	—	1	149	—	—	150
Equity offerings (7,130 shares at $16.750 per share)	—	713	112,165	—	—	112,878
Net income	—	—	—	69,374	—	69,374
Common dividends paid ($1.08 per share).	—	—	—	—	(71,337)	(71,337)
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—	(9,923)	(9,923)

Balance at December 31, 2007 (68,114 common shares)	$118,488	$6,811	$825,925	$362,140	$(727,237)	$586,127
Issuance of common stock:
Grant of restricted stock (9 shares at $15.040 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	2,103	—	—	2,103
Vesting of restricted stock (grants 272 shares)	—	27	(2,731)	—	—	(2,704)
Dividend reinvestment and stock purchase plan (2,068 shares at $16.502 per share)	—	206	33,866	—	—	34,072
Exercised options (5 shares at an average exercise price of $6.020 per share)	—	1	30	—	—	31
Grant of stock as payment of directors fees (8 shares at an average of $16.024 per share)	—	1	124	—	—	125
Equity offerings (5,900 shares at $16.930 per share)	—	591	98,202	—	—	98,793
Equity offerings (6,000 shares at $16.370 per share)	—	600	96,327	—	—	96,927
Preferred stock purchase (400 shares at $18.90 per share)	(10,000)	—	312	—	2,128	(7,560)
Net income	—	—	—	78,137	—	78,137
Common dividends paid ($1.19 per share).	—	—	—	—	(88,349)	(88,349)
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—	(9,714)	(9,714)

Balance at December 31, 2008 (82,382 common shares)	$108,488	$8,238	$1,054,157	$440,277	$(823,172)	$787,988
Issuance of common stock:
Grant of restricted stock (10 shares at $15.790 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	1,907	—	—	1,907
Vesting of restricted stock (grants 45 shares)	—	4	(722)	—	—	(718)
Dividend reinvestment and stock purchase plan (1,692 shares at $16.124 per share)	—	169	27,060	—	—	27,229
Exercised options (3 shares at an average exercise price of $6.118 per share)	—	1	18	—	—	19
Grant of stock as payment of directors fees (7 shares at an average of $15.249 per share)	—	1	99	—	—	100
Equity Shelf Program (1,413 shares at $17.165 per share, net of issuance costs)	—	141	22,879	—	—	23,020
Issuance of common stock for acquisition (2,715 shares at $19.45 per share)	—	272	52,534	—	—	52,806
Net income	—	—	—	82,111	—	82,111
Common dividends paid ($1.20 per share).	—	—	—	—	(100,149)	(100,149)
Preferred dividends paid (Series D of $2.094 per share)	—	—	—	—	(9,086)	(9,086)
Balance at December 31, 2009 (88,266 common shares)	$108,488	$8,827	$1,157,931	$522,388	$(932,407)	$865,227

See accompanying notes.

-F5-

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2009	2008	2007
Cash flow from operating activities
Net income	$82,111	$78,137	$69,374
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44,694	39,890	36,056
Impairment	159	5,584	1,416
Provisions for uncollectible mortgages, notes and accounts receivable	2,765	4,248	—
Income from accretion of marketable securities to redemption value	—	(207)	(207)
Refinancing costs	526	—	—
Amortization for deferred financing costs	2,472	2,001	1,958
Gain on assets and equity securities sold - net (including amounts in discontinued operations)	(753)	(12,292)	(1,994)
Restricted stock amortization expense	1,918	2,103	1,425
Other	(181)	(188)	(296)
Net change in accounts receivable	(180)	681	(2,145)
Net change in straight-line rent	(8,893)	(11,860)	(13,821)
Net change in lease inducement	(213)	(2,596)	2,168
Net change in income tax liabilities	—	(72)	(5,574)
Net change in other operating assets and liabilities	14,316	(5,642)	(3,818)
Net change in operating assets and liabilities for owned and operated properties	8,482	(10,459)	—
Net cash provided by operating activities	147,223	89,328	84,542

Cash flow from investing activities
Acquisition of real estate	(159,476)	(112,760)	(39,503)
Placement of mortgage loans	—	(74,928)	(345)
Proceeds from sale of real estate investments	862	31,902	9,042
Capital improvements and funding of other investments	(23,232)	(17,458)	(8,550)
Proceeds from other investments	42,038	16,510	17,671
Investment in purchase option	(25,000)	—	—
Investments in other investments– net	(44,944)	(36,310)	(8,978)
Collection of mortgage principal	748	5,945	757
Net cash used in investing activities	(209,004)	(187,099)	(29,906)

Cash flow from financing activities
Proceeds from credit line borrowings	273,600	361,300	129,000
Payments of credit line borrowings	(243,000)	(345,800)	(231,000)
Payment of financing costs	(7,173)	—	(696)
Proceeds from long-term borrowings	100,000	—	—
Payments of long-term borrowings	—	(40,995)	(415)
Receipts from Dividend Reinvestment Plan – net	27,229	34,072	18,887
Receipts/(payments) for exercised options and restricted stock – net	(699)	(2,673)	(780)
Dividends paid	(109,235)	(98,063)	(81,260)
Repurchase of preferred stock	—	(7,560)	—
Net proceeds from issuance of common stock	23,020	195,720	112,878
Net cash provided by (used in) financing activities	63,742	96,001	(53,386)

Increase (decrease) in cash and cash equivalents	1,961	(1,770)	1,250
Cash and cash equivalents at beginning of year	209	1,979	729
Cash and cash equivalents at end of year	$2,170	$209	$1,979
Interest paid during the year, net of amounts capitalized	$36,184	$38,016	$39,416

Non-cash real estate acquisition related items:
Assumed mortgage note from CapitalSource transaction	$59,354	$—	$—
Stock consideration paid to CapitalSource acquisition	52,806	—	—
Total non-cash real estate acquisition related items	$112,160	$—	$—
See accompanying notes.

-F6-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”).  From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care nursing homes, assisted living facilities, independent living facilities and rehabilitation hospitals.  In July 2008, we assumed operating responsibilities for 14 of our skilled nursing facilities (“SNFs”) and one of our assisted living facilities (“ALFs”) due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We continue to be responsible for the two remaining facilities as of December 31, 2009 that are in the process of being transitioned to the new operator pending approval by state regulators.

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

Substantially all depreciation expenses reflected in the consolidated statements of income relate to the ownership of our investment in real estate.  At December 31, 2009, we have investments in 295 healthcare facilities located throughout the United States, including two closed facilities held for sale.

Consolidation

Our consolidated financial statements include the accounts of Omega and all direct and indirect wholly owned subsidiaries as well as entities that we consolidate due to the application of Financial Accounting Standards Board (“FASB”)’s Consolidation of Variable Interest Entities.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

The guidance addresses the consolidation by business enterprises of Variable Interest Entities (“VIEs”).  We consolidate all VIEs for which we are the primary beneficiary.  Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  Consolidation rules requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary generally is the entity that will receive a majority of the VIEs expected losses, receive a majority of the VIEs expected residual returns, or both.

During the first quarter of 2006, an entity of Haven Eldercare, LLC (“Haven”), formerly one of our operators, entered into a $39.0 million first mortgage loan with GE Capital (collectively, “GE Loan”).  Haven used the $39.0 million in proceeds to partially repay on a $61.8 million mortgage it had with us.  Simultaneously, we subordinated the payment of our remaining $22.8 million mortgage note, to that of the GE Loan.  The mortgage agreement included a purchase option allowing us to purchase the facilities for $61.8 million.  The Haven entity was engaged in the ownership and rental of six SNFs and one ALF.  In accordance with consolidation rules, we determined that we were the primary beneficiary of the Haven entity and consolidated the financial statements and related real estate of the Haven entity starting in 2006.  In January 2008, we purchased the $39.0 million GE loan from GE Capital.

On July 7, 2008, we took ownership and/or possession through bankruptcy proceedings of 15 facilities previously operated by Haven, including all of the facilities previously mortgaged to the Haven entity that we consolidated and TC Healthcare I, LLC. (“TC Healthcare”), a new entity and an interim operator in which we have a substantial economic interest was formed and began operating these facilities on our behalf through an independent contractor.  As a result of the bankruptcy proceedings, the mortgage with the Haven entity was retired in exchange for our ownership of the facilities.  Accordingly, effective July 7, 2008, we were no longer required to consolidate the Haven entity into our financial statements.  Our 2008 results of operation reflect the impact of the consolidation of this Haven entity through July 6, 2008.  However, pursuant to consolidation rules and effective July 7, 2008, we determined that we were the primary beneficiary of TC Healthcare and were required to consolidate the financial position and results of operations of TC Healthcare.  Effective September 1, 2008, we transitioned/leased 13 of the 15 facilities that were being operated by TC Healthcare to a new operator/tenant and ceased consolidation of those facilities operations.  TC Healthcare continues to be responsible for the operations of two facilities as of December 31, 2009 which are in the process of being transitioned to the new operator/tenant pending regulatory approval by the state.  For additional information relating to our consolidation of TC Healthcare, including revenues, expenses, assets and liabilities (see Note 4 – Owned and Operated Assets).

-F7-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Real Estate Investments and Depreciation

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of Business Combinations.  In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  All costs of significant improvements, renovations and replacements are capitalized.  In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement.  Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings and improvements and three to 10 years for furniture, fixtures and equipment.  Leasehold interests are amortized over the shorter of useful life or term of the lease, with lives ranging from five to 15 years.

As of December 31, 2009 and 2008, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2009 and 2008, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of December 31, 2009 and 2008.

In-Place Leases

The fair value of in-place leases consists of the following components as applicable (1) the estimated cost to replace the leases, and (2) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles).  Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of these costs are written off.

-F8-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Owned and Operated Assets

Real estate properties that are operated pursuant to a foreclosure proceeding are included within "real estate properties" and are reported at the time of foreclosure at the lower of carrying cost or fair value.

Asset Impairment

Management periodically, but not less than annually, evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives.  The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure.  If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities.  Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets.  An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value.  The fair value of the real estate investment is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

For the years ended December 31, 2009, 2008, and 2007 we recognized impairment losses of $0.2 million, $5.6 million and $1.4 million, respectively, including amounts classified within discontinued operations.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.

Loan Impairment

Management, periodically but not less than annually, evaluates our outstanding mortgage notes and other notes receivable.  When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows.  In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the collateral.  The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

We currently account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loans.  Under the cost recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to interest income.  As of December 31, 2009 and 2008, we had loan loss reserves totaling $2.2 million, in both periods.   In 2009, 2008 and 2007 we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios.  For additional information see Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased.  These investments are stated at cost, which approximates fair value.

-F9-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash

Restricted cash consists primarily of funds escrowed for tenants’ security deposits required by us pursuant to certain contractual terms (see Note 8 – Lease and Mortgage Deposits).

Accounts Receivable

Accounts receivable includes: contractual receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relate to the amounts currently owed to us under the terms of the lease agreement.  Straight-line receivables relates to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually.  Lease inducements result from value provided by us to the lessee at the inception or renewal of the lease and will be amortized as a reduction of rental revenue over the non cancellable lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents.  In the case of a lease recognized on a straight-line basis or existence of lease inducements, we generally provide an allowance for straight-line accounts receivable or the lease inducements when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:

	December 31,
	2009	2008
	(in thousands)

Contractual receivables	$2,818	$2,358
Straight-line receivables	52,395	43,636
Lease inducements	29,020	30,561
Allowance	(2,675)	(1,518)
Accounts receivable – net	$81,558	$75,037

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

In December 2009, we began discussions with Formation Capital (“Formation”) regarding the potential modification of its lease agreement.  The potential modification includes removing the Connecticut facilities from the lease agreement, reducing annual rent and transitioning the Connecticut facilities to another operator.  Although, we have not agreed to a revised lease as of December 31, 2009, we evaluated the recoverability of the straight-line rent and lease inducements associated with Connecticut facilities and have recorded a $2.8 million provision for uncollectible accounts associated with straight-line receivables and lease inducements.  In addition, in 2009, we wrote-off $1.6 million of receivables that were previously fully reserved, including the lease inducement associated with Formation.

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

Comprehensive Income

We report Comprehensive Income using guidelines established by FASB for the reporting and display of comprehensive income and its components in financial statements.  Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments.

-F10-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Deferred Financing Costs

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximate the effective interest method. Amortization of financing costs totaling $2.5 million, $2.0 million and $2.0 million in 2009, 2008 and 2007, respectively, is classified as “interest - amortization of deferred financing costs” in our consolidated statements of income.  When financings are terminated, unamortized amounts paid, as well as charges incurred for the termination, are expensed at the time the termination is made.  Gains and losses from the extinguishment of debt are presented within income from continuing operations in the accompanying consolidated financial statements.

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as other investments, including working capital loans.  We recognize rental income and mortgage interest income and other investment income as earned over the terms of the related master leases and notes, respectively.

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with fixed and determinable increases is recognized over the term of the lease on a straight-line basis.  The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We do not include contingent rents as income until the contingencies have been resolved.

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

Recognizing rental income on a straight-line basis may cause recognized revenue to exceed contractual amounts due from our tenants.  Such cumulative excess amounts are included in accounts receivable and were $51.0 million and $43.1 million, net of allowances, at December 31, 2009 and 2008, respectively.

Gains on sales of real estate assets are recognized under the FASB guidance of Accounting for Sales of Real Estate.  The specific timing of the recognition of the sale and the related gain is measured against the various criteria in the guidance related to the terms of the transactions and any continuing involvement associated with the assets sold.  To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

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

Assets Held for Sale and Discontinued Operations

The operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition, are reflected as assets held for sale in our consolidated balance sheets.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of income for all periods presented and assets held for sale in the consolidated balance sheets for all periods presented.  We had two assets held for sale as of December 31, 2009 with a net book value of $0.9 million neither of which are classified as discontinued operations.  For additional information, see Note 19 – Discontinued Operations.

-F11-

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

At December 31, 2009 and 2008, we had no derivative instruments.

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

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code.  So long as we qualify as a REIT; we will not be subject to Federal income taxes on the REIT taxable income that we distributed to shareholders, subject to certain exceptions.  In 2009, we paid preferred and common dividend payments of $109.2 million which satisfies the 2009 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The loss carry-forward of $1.1 million was fully reserved with a valuation allowance due to uncertainties regarding realization.  We record interest and penalty charges associated with tax matters as income tax.  For additional information on income taxes, see Note 11 – Taxes.

Stock-Based Compensation

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

-F12-

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

Subsequent Events

In the second quarter of 2009, we adopted FASB’s new guidance on Subsequent Events.  The new guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not have a material impact on our financial statements.

-F13-

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

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the 2009 presentation and to reflect the results of discontinued operations.  Such reclassifications have no effect on previously reported earnings or equity.  See Note 19 – Discontinued Operations for a discussion of discontinued operations.

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 267 SNFs, seven ALFs and five specialty facilities at December 31, 2009, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of the leases and master leases provide for minimum annual rentals that are typically subject to annual increases based upon fixed escalators or the lesser of a fixed amount or increases derived from changes in CPI.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2009	2008
	(in thousands)
Buildings	$1,547,282	$1,279,266
Land	122,561	92,746
	1,669,843	1,372,012
Less accumulated depreciation	(296,441)	(251,854)
Total	$1,373,402	$1,120,158

The future minimum estimated rents due for the remainder of the initial terms of the leases are as follows at December 31, 2009:

(in thousands)
2010	$191,699
2011	195,389
2012	191,984
2013	194,691
2014	170,588
Thereafter	663,416
Total	$1,607,767

Below is a summary of the significant lease transactions that occurred in 2009.

2009 Acquisitions

In November 2009, we entered into a securities purchase agreement (“Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) and several of its affiliates to purchase entities owning 80 long term care facilities for approximately $565 million.  The purchase price includes a purchase option (“Option”) to acquire entities owning an additional 63 facilities for approximately $295 million.

-F14-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Completed First Closing

On December 22, 2009, we purchased entities owning 40 facilities and an option (the “Option”) to purchase entities owning 63 additional facilities.  The consideration consisted of: (i) approximately $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) assumption of approximately $59.4 million of 6.8% mortgage debt maturing on December 31, 2011.  We incurred approximately $1.6 million in transaction costs.  We valued the 2,714,959 shares of our common stock at approximately $52.8 million on December 22, 2009.

The 40 facilities owned by the entities acquired on December 22, 2009, representing 5,264 available beds located in 12 states, are part of 15 in-place triple net leases among 12 operators.  The 15 leases generate approximately $31 million of annualized straight-line rental revenue.

The following table summarizes the fair value of the consideration exchanged on December 22, 2009 for the acquisition of the 40 facilities and the purchase options:

Fair Value of Consideration
($ in millions)

Cash	$184.2
Assumed 6.8% debt	59.4
Omega common stock	52.8
Total consideration paid at December 22, 2009	$296.4

We are in the process of gathering the information necessary to complete the purchase price allocation of the December 22, 2009 acquisition.  We have performed a preliminary allocation of the fair value of the assets purchased and liabilities assumed as part of the transaction as well as the purchase option.  Based on our preliminary allocation we have allocated approximately $275 million to Land and building at cost and $25 million to Other Assets for the Option on our Consolidated Balance Sheet.  We allocated approximately $30 million to land and $245 million to buildings.  Based on our evaluation of the assumed in-place leases, we estimate that we assumed approximately $11.9 million above market leases and $15.9 million in below market lease.  We have included the (a) $11.9 million in above market leases in Other Assets and (b) the $15.9 million in below market leases in Accrued expenses and other liabilities on our Consolidated Balance Sheet, respectively.  We estimate that the net amortization of the above and below market lease for years 1 through 5 will be less than $100,000 annually.

As part of the consideration, we also assumed approximately $59.4 million in 6.8% mortgage debt that matures on December 31, 2011.  Based on our evaluation, we estimate that the $59.4 million mortgage debt being assumed is at market rates based on the terms of comparable debt.  In February 2010, we used proceeds from our $200 million 7 ½ % bond offering to repay the mortgage debt.
The acquired facilities are included in our results of operations from the date of acquisition, December 22, 2009.  The following unaudited pro forma results of operation reflect the CapitalSource transaction as if it occurred on January 1 of the immediately preceding year.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisition have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2009	2008
	(in thousands, except per share amount, unaudited)
Revenues	$227,754	$224,815
Net income available to common	75,580	72,975

Earnings per share – diluted:
Net income available to common – as reported	$0.87	$0.94
Net income available to common – pro forma	$0.88	$0.94

-F15-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Anticipated Second Closing

At the second closing, we will acquire entities owning 40 additional facilities for approximately $270 million, consisting of: (i) $67 million in cash; (ii) assumption of $20 million of 9.0% subordinated debt maturing in December 2021; (iii) assumption of $53 million, 6.41% (weighted-average) HUD debt maturing between January 2036 and May 2040; and (iv) the anticipated assumption of $130 million, 4.85% HUD debt generally maturing in 2039.  The second closing is expected to occur on or about April 1, 2010 subject to HUD approval and the other normal terms and conditions.

The 40 additional facilities, representing 4,882 available beds, located in 2 states are part of 13 in-place triple net leases among 2 operators.  The 13 leases generate approximately $30 million of annualized revenue.

Option to Purchase Additional 63 Facilities

We may exercise our option to purchase the CapitalSource subsidiaries owning 63 additional facilities on or before December 31, 2011, for an estimated aggregate consideration of approximately $295 million, consisting of: (i) $30 million in cash, and (ii) $265 million of debt, which debt shall either be paid off at closing or assumed by us, subject to the consent of the applicable lenders of such debt.  The Option payment of $25 million is refundable in limited circumstances, such as breach of contract.  The 63 facilities owned by the entities subject to the Option, representing 6,529 available beds located in 19 states, are part of 30 in-place triple net leases among 18 operators.  The 30 leases generate approximately $34 million of annualized revenue.

The consummation of the second closing under Purchase Agreement with CapitalSource and the potential exercise of the Option are subject to customary closing conditions, and there can be no assurance as to when or whether such transactions will be consummated  The purchase price payable at each such closing is also subject to certain adjustments, including but not limited to a dollar-for-dollar increase or decrease of the cash consideration to the extent the assumed debt is less than or greater than the amount set forth in the purchase agreement, and an upward or downward adjustment to prorate certain items of accrued and prepaid income and expense of the CapitalSource subsidiaries to be acquired.

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

In January 2008, we purchased from GE Capital a $39.0 million first mortgage loan on seven (7) facilities operated by Haven due October 2012.  Prior to the acquisition of this first mortgage, we had a $22.8 million second mortgage on these facilities.  In July 2008, we acquired these properties from Haven through a credit bid with the United States Bankruptcy Court.  These facilities were part of the Haven’s chapter 11 proceeding being jointly administered in the United States Bankruptcy Court for the District of Connecticut, New Haven Division that began in November 2007.  We consolidated the Haven entity which owned these facilities into our financial statements in accordance with guidance for consolidating variable interest entities because we determined that the Haven entity was a VIE and that we were the primary beneficiary, see Note 1 – Organization and Basis of Presentation for additional information.  In 2007, the Haven facilities represented approximately 8% of our operating revenue.

-F16-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

Assets Sold or Held for Sale

•	At December 31, 2009, we had two SNFs classified as held-for-sale with a net book value of approximately $0.9 million.

•
At December 31, 2008, we had one SNF classified as held-for-sale with a net book value of approximately $0.2 million.  In 2008, a $0.2 million impairment charge was recorded to reduce the carrying value of our held-for-sale facility to its estimated fair value.

2009 Asset Sales

In 2009, we sold a facility and other assets for approximately $0.9 million resulting in a net gain of approximately $0.8 million.

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

-F17-

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

NOTE 4 – OWNED AND OPERATED ASSETS

At December 31, 2009, we own and operate two facilities with a total of 275 operating beds that were previously recovered from a bankrupt operator/tenant.

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

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which are currently being operated by TC Healthcare, will transfer to Formation/Genesis upon the appropriate regulatory approvals expected sometime in the near future.  Our consolidated financial statements include the financial position and results of operations of TC Healthcare from July 7, 2008 to December 31, 2009.  As of December 31, 2009, our gross investment in land and buildings for the two properties operated by TC Healthcare was approximately $14.8 million.

Nursing home revenues, expenses, assets and liabilities included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	For Year Ended December 31,
	2009	2008
	(in thousands)
Nursing home revenues (1)	$18,430	$24,170

Nursing home expenses (2)	20,632	27,601
Loss from nursing home operations	$(2,202)	$(3,431)

(1)	Nursing revenues and expenses includes revenues and expenses for 15 facilities for the period July 7, 2008 through August 31, 2008 and two facilities from September 1, 2008 through December 31, 2009.
(2)	Includes $0.9 million related to employee severance in 2008.

-F18-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2009, mortgage notes receivable relate to five fixed-rate mortgages on 14 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in three states, operated by three independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2009	2008
	(in thousands)

Mortgage note due 2014; monthly payment of $66,914, including interest at 11.00%	$6,643	$6,701
Mortgage note due 2018; monthly payment of $641,007, including interest at 11.00%	69,928	69,928
Mortgage note due 2010; monthly payment of $124,833, including interest at 11.50%	12,407	12,474
Mortgage note due 2016; monthly interest only payment of $116,993 at 11.50%	11,245	11,095
Other mortgage notes	—	623
Total mortgages — net (1)	$100,223	$100,821
(1)	Mortgage notes are shown net of allowances of $0.0 million in 2009 and 2008.

2009 Mortgage Note Activity

Other Mortgage Activity

In late 2009, we began discussion with a mortgagee regarding final payment of the $12.4 million balance due on a mortgage that relates to four facilities and that matures February 28, 2010.  The mortgagee is current on all interest and other obligations.  Through these discussions, we determined that the mortgagee was not likely to raise the capital necessary to repay the mortgage.  We have evaluated the mortgage for impairment due to the mortgagee likely inability to repay the amount due.  Our evaluation indicates that although the loan is impaired, no impairment reserve is required because the collateral supporting the loan exceeds the net mortgage balance due to us.  In February 2010, the mortgagee surrendered ownership of the properties to us.  We are currently in negotiation with the facilities current operator as well as other operators to secure a longer-term lease contract.  The current rental income received from the third party operator approximates the historic interest income for the mortgage.

2008 Mortgage Note Activity

In January 2008, we purchased from GE Capital a $39.0 million mortgage loan due October 2012 on seven facilities then operated by Haven.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities, resulting in a combined $61.8 million mortgage on these facilities immediately following the purchase from GE Capital.  In conjunction with the above-noted mortgage and the application of consolidation rules for variable interest entities, we consolidated the financial statements and real estate of the Haven entity that was the obligor under this mortgage loan into our financial statements.  On July 7, 2008, we took ownership and/or possession of the Haven facilities and a new entity assumed operations of the facilities.  As a result of our taking ownership and/or possession of the Haven facilities, effective July 7, 2008, the mortgage note was retired and we were no longer required to consolidate the Haven entity.

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

-F19-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2009	2008
	(in thousands)
Notes receivable, net	$28,243	$25,337
Marketable securities and other	4,557	4,527
Total other investments	$32,800	$29,864

At December 31, 2009, we had 10 notes receivable, with maturities ranging from on demand to 2018.  At December 31, 2008, we had 9 notes receivable, with maturities ranging from on demand to 2018.  At December 31, 2009 and 2008, we had total reserves of approximately $2.2 million on two notes.

In December 2009, we began discussion with Formation Capital regarding a modification to the lease agreement due to the continued operating weakness in the Connecticut facilities.  The potential modification includes removing the Connecticut facilities from the lease agreement, reducing annual rent and transitioning the Connecticut facilities to another operator.  The lease agreement and working capital agreement are cross defaulted.  At December 31, 2009, we have not agreed to a revised lease.  However, as a result of the potential modification of the lease and the potential for changes to the contractual payments required by the working capital loan agreements, we determined that the working capital notes were impaired.  Although we considered the working capital notes impaired, no reserve for impairment was recorded.  We expect full repayment of all balances due and accruing in the future relating to the working capital notes.  Additionally, as of December 31, 2009, the working capital notes were fully collateralized.

For the year ended December 31, 2009 and 2008, apart from the normal scheduled monthly loan payments, we had the following transactions that impacted our other investments:

2008 and 2009 Transactions

Nexion Health Inc. Cherry Creek Participation Loan

In October 2009, we entered into a loan agreement with Nexion for approximately $3.6 million for a 39.8% stake in a $9.1 million note, with a discount of $0.1 million off the face amount yielding 10.6%.  The interest rate is at 6.5% and the note matures in August 2010.

Essex Note Payoff

In August 2009, we received approximately $2.2 million in proceeds on a loan payoff.

Haven Properties Debtor-in-Possession Financing Agreement

In January 2008, Haven entered into a debtors-in-possession financing (“DIP”) agreement with us and one other financial institution (collectively, the “DIP Lenders”), in which our initial participation was approximately $5.0 million of a $50 million total commitment.  The agreement was originally scheduled to mature in June 2008 and yield an interest rate of the greater of prime plus 3% or 9.5% annually.  On June 4, 2008, the DIP Lenders and Haven amended the DIP agreement (the “Amended DIP”) which, among other things, extended the term to allow Haven additional time to sell its assets.  As collateral for the Amended DIP, we received the right to use all facility accounts receivable generated from the Omega facilities from June 4, 2008 to satisfy any of our post-June 3, 2008 advances.  As of December 31, 2008, we had collected all outstanding balances on the DIP agreement and had $0.2 million net outstanding related to the Amended DIP as of December 31, 2009.

-F20-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Formation Capital Note

We amended a loan agreement with Formation pursuant to which we agreed to provide Formation up to $23.0 million working capital.  The loan matures on December 31, 2011.  As of December 31, 2009, $20.8 million was outstanding.

Alden Management Note Payoff

In May 2008, we received approximately $0.8 million in proceeds on a loan payoff.

Mark Ide Limited Liability Company Note Payoff

In May 2008, we received approximately $1.3 million in proceeds on a loan payoff.

Nexion Health, Inc. Note Payoff

In February 2008, we received approximately $0.1 million in proceeds on a loan payoff.

NOTE 7 - CONCENTRATION OF RISK

As of December 31, 2009, our portfolio of domestic investments consisted of 295 healthcare facilities, located in 32 states and operated by 35 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.8 billion at December 31, 2009, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 265 SNFs, seven ALFs, five specialty facilities, fixed rate mortgages on 14 SNFS, two SNFS that are owned and operated and two closed facilities that are held for sale.  At December 31, 2009, we also held miscellaneous investments of approximately $32.8 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2009, approximately 21% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc (“Sun”) (12%) and Advocat (9%).  Our largest private company operators (by investment) were CommuniCare (18%), Signature Holding II, LLC (8%), Guardian LTC Management Inc. (7%) and Formation Capital Corporation, LLC (7%).  No other operator represents more than 5% of our investments.  The three states in which we had our highest concentration of investments were Ohio (19%), Florida (14%) and Pennsylvania (10%) at December 31, 2009.

For the year ended December 31, 2009, our revenues from operations totaled $197.4 million, of which approximately $35.3 million were from CommuniCare (18%), $30.9 million from Sun (16%) and $22.3 million from Advocat (11%).  Our owned and operated assets generated $18.4 million (9%) of revenue in 2009.  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2009.

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

NOTE 8 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators.  These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of its investments.  At December 31, 2009, we held $9.5 million in such liquidity deposits and $31.3 million in letters of credit.  The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code.  Liquidity deposits are recorded as restricted cash on our consolidated balance sheets.  Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

-F21-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - BORROWING ARRANGEMENTS

Secured Borrowings

On June 30, 2009, we entered into a new $200 million revolving senior secured credit facility (the “2009 Credit Facility”).  The 2009 Credit Facility is being provided by Bank of America, N.A., Deutsche Bank Trust Company Americas, UBS Loan Finance LLC and General Electric Capital Corporation pursuant to a credit agreement, dated as of June 30, 2009 (the “2009 Credit Agreement”), among the Omega subsidiaries named therein (“Borrowers”), the lenders named therein, and Bank of America, N.A., as administrative agent.

At December 31, 2009, we had $94.1 million outstanding under the 2009 Credit Facility and no letters of credit outstanding, leaving availability of $105.9 million.  The $94.1 million of outstanding borrowings had a blended interest rate of 6% at December 31, 2009, and is currently priced at LIBOR plus 400 basis points.  The 2009 Credit Facility will be used for acquisitions and general corporate purposes.

At December 31, 2008, we had $63.5 million outstanding under our previous $255.0 million senior secured credit facility (the “Prior Credit Facility”) and no letters of credit outstanding, leaving availability of $191.5 million as of December 31, 2008.  The $63.5 million of outstanding borrowings had a blended interest rate of 2.0% at December 31, 2008.

For the years ended December 31, 2009 and 2008, the weighted average interest rates were 2.91% and 3.89%, respectively.

The 2009 Credit Facility replaces our previous $255 million senior secured credit facility that was terminated on June 30, 2009.  The 2009 Credit Facility matures on June 30, 2012, and includes an “accordion feature” that permits us to expand our borrowing capacity to $300 million in certain circumstances during the first two years.

In the second quarter of 2009, we recorded a one-time, non-cash charge of approximately $0.5 million relating to the write-off of unamortized deferred financing costs associated with the replacement of the Prior Credit Facility.  We incurred approximately $4.6 million in deferred financing cost related to establishing the 2009 Credit Facility.

The interest rates per annum applicable to the 2009 Credit Facility are the reserve-adjusted LIBOR Rate, with a floor of 200 basis points (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin.  The applicable margin with respect to the 2009 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio.  The applicable margin may range from 4.75% to 3.75% in the case of Eurodollar Rate advances, from 3.5% to 2.5% in the case of base rate advances, and from 4.75% to 3.75% in the case of letter of credit fees.  The default rate on the 2009 Credit Facility is 3.00% above the interest rate otherwise applicable to base rate loans.  We are also obligated to pay a commitment fee of 0.50% on the unused portion of our 2009 Credit Facility.  In certain circumstances set forth in the 2009 Credit Agreement, we may prepay the 2009 Credit Facility at any time in whole or in part without fees or penalty.

Omega and its subsidiaries that are not Borrowers under the 2009 Credit Facility guarantee the obligations of our Borrower subsidiaries under the 2009 Credit Facility.  All obligations under the 2009 Credit Facility and the related guarantees are secured by a perfected first priority lien on certain real properties and all improvements, fixtures, equipment and other personal property relating thereto of the Borrower subsidiaries under the 2009 Credit Facility, and an assignment of leases, rents, sale/refinance proceeds and other proceeds flowing from the real properties.

The 2009 Credit Facility contains customary affirmative and negative covenants, including, among others, limitations on investments; limitations on liens; limitations on mergers, consolidations, and transfers of assets; limitations on sales of assets; limitations on transactions with affiliates; and limitations on our transfer of ownership and management.  In addition, the 2009 Credit Facility contains financial covenants including, without limitation, with respect to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum distributions.  As of December 31, 2009, we were in compliance with all affirmative and negative covenants, including financial covenants.

-F22-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$100 Million Term Loan

On December 18, 2009, a wholly owned subsidiary of ours entered into a secured credit agreement with General Electric Capital Corporation (“GECC”), as Administrative Agent and a Lender, providing for a new five-year $100 million term loan (the “Term Loan”) maturing December 31, 2014.  The Term Loan will bear interest at the reserve-adjusted LIBOR Rate (the “Eurodollar Rate”) plus 5.5% per annum, but in no event will the Eurodollar Rate be less than 1.0% per annum.  Until December 31, 2011, scheduled monthly payments on the Term Loan include interest only.  Commencing January 1, 2012, monthly installment payments will include principal and interest based on a 30-year amortization schedule and an assumed annual interest rate of 6.5%, with a balloon payment of the remaining balance due at maturity.  We have guaranteed the obligations of the borrower under the Term Loan.  In addition, all obligations under the Term Loan and guarantee are secured by a perfected first priority lien on 18 long term care facilities under a master lease with one of our existing operators, and an assignment of leases and rents.  We have also pledged our ownership interest in the borrower.  At December 31, 2009, we incurred approximately $2.6 million in deferred financing cost related to establishing the loan.

$59 million Mortgage Debt

In connection with the December 22, 2009 closing under our purchase agreement with CapitalSource, we assumed $59.4 million of 6.8% mortgage debt maturing on December 31, 2011 with a one year extension right. The mortgage debt is secured by 12 facilities per the terms of the mortgage debt agreement.  In February 2010, we used proceeds from our $200 million 7 ½% note offering to repay the assumed mortgage debt.

Unsecured Borrowings

Other Long-Term Borrowings

In January 2008, we purchased from GE Capital a $39.0 million mortgage loan due October 2012 on seven facilities then operated by Haven.  Prior to the acquisition of this mortgage, we had a $22.8 million second mortgage on these facilities, resulting in a combined $61.8 million mortgage on these facilities immediately following the purchase from GE Capital.  In conjunction with the above-noted mortgage and purchase option and the application of accounting guidance related to variable interest entities, we consolidated the financial statements and real estate of the Haven entity that was the obligor under this mortgage loan into our financial statements.  On July 7, 2008, we took ownership and/or possession of the Haven facilities and TC Healthcare assumed operations of the facilities.  As a result of our taking ownership and/or possession of the Haven facilities, effective July 7, 2008, the mortgage note was retired and we were no longer required to consolidate the Haven entity.  See Note 1 – Organization and Basis of Presentation for additional discussion regarding the impact of the consolidation of the Haven entity on our financial statements.

The following is a summary of our long-term borrowings:

	December 31,
	2009	2008
	(in thousands)
Unsecured borrowings:
7% Notes due April 2014	$310,000	$310,000
7% Notes due January 2016	175,000	175,000
Premium on 7% Notes due April 2014	673	831
Discount on 7% Notes due January 2016	(978)	(1,134)
	484,695	484,697
Secured borrowings:
6.8% CapitalSource mortgage note due December 2011	59,354	—
6.5% Term loan due December 2014	100,000	—
Revolving lines of credit	94,100	63,500
Totals	$738,149	$548,197

-F23-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The required principal payments, excluding the premium/discount on the 7% Notes, for each of the five years following December 31, 2009 and the aggregate due thereafter are set forth below:

(in thousands)
2010	$—
2011	59,354
2012	94,100
2013	—
2014	410,000
Thereafter	175,000
Totals	$738,454

See Note 20 – Subsequent Event for information regarding additional borrowings after December 31, 2009.

NOTE 10 - FINANCIAL INSTRUMENTS

At December 31, 2009 and 2008, the carrying amounts and fair values of our financial instruments were as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$2,170	$2,170	$209	$209
Restricted cash	9,486	9,486	6,294	6,294
Mortgage notes receivable – net	100,223	98,251	100,821	93,892
Other investments	32,800	29,725	29,864	25,343
Totals	$144,679	$139,632	$137,188	$125,738
Liabilities:
Revolving lines of credit	$94,100	$94,100	$63,500	$59,550
6.50% Term loan	100,000	100,000	—	—
6.80% CapitalSource Mortgage Note	59,354	59,354	—	—
7.00% Notes due 2014	310,000	314,615	310,000	268,712
7.00% Notes due 2016	175,000	176,506	175,000	137,285
(Discount)/premium on 7.00% Notes – net	(305)	(215)	(303)	(37)
Totals	$738,149	$744,360	$548,197	$465,510

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

•
Other investments:  Other investments are primarily comprised of: (i) notes receivable; and (ii) an investment in redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.  The fair value of the investment in the unconsolidated business is estimated using discounted cash flow and volatility assumptions or, if available, quoted market value.

-F24-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

So long as we qualify as a REIT we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  In 2009, we paid preferred and common dividend payments of $109.2 million which satisfies the 2009 REIT requirements relating to the distribution of our REIT Taxable Income.   On a quarterly and annual basis we tested our compliance within the REIT taxation rules described above to ensure that we were in compliance with the rules.

In July 2008, we assumed operating responsibilities for the 15 Haven facilities due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities, and, as a result, we retained operating responsibility for two properties as of December 31, 2008.  We are in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.  We made an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties.  Because we acquired possession in connection with a foreclosure, the Haven facilities are eligible to be treated as foreclosure property until the end of 2011.  Although the Secretary of Treasury may extend the foreclosure property period until the end of 2014, there can be no assurance that we will receive such an extension.  So long as the Haven facilities qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties.  If one or more of the Haven facilities were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT.  In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax.  Although we intend to sell or lease the remaining Haven facilities to one or more unrelated third parties prior to the end of 2011, no assurance can be provided that we will accomplish that objective.  Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted), including the Haven properties mentioned in the previous paragraph.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Internal Revenue Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status.  In certain cases we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT.  Through our 2009 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.  We cannot predict whether, in the future, our income from foreclosure property will be significant and/or whether we could be required to pay a significant amount of tax on that income.

-F25-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
    Subject to the limitation described above under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2009 and 2008 of $1.1 million.  The loss carry-forward was fully reserved at December 31, 2009 and 2008 with a valuation allowance due to uncertainties regarding realization.  There is currently no activity in the TRS.

NOTE 12 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees.  Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

We have a Deferred Compensation Plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock.  As of December 31, 2009 we had $39 thousand in liabilities associated with the Deferred Compensation Plan.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $156,600, $151,500 and $77,600 in 2009, 2008 and 2007, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

2.7 Million Share Common Stock Issuance

On December 22, 2009, we issued 2.7 million shares of our common stock as part of the consideration paid at the December 22, 2009 closing under our purchase agreement with CapitalSource.  The closing price of our common stock on December 22, 2009 was $19.45 per share.

Equity Shelf Program

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "Equity Distribution Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "Managers").  Under the terms of the Equity Distribution Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $100,000,000 (the “Equity Shelf Program”).  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price for shares sold through such Manager, as sales agent, under the applicable Equity Distribution Agreement.  During the year ended December 31, 2009, 1.4 million shares of our common stock were issued through the Equity Shelf Program for net proceeds of approximately $23.0 million, net of $0.5 million of commissions.

-F26-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the year ended December 31, 2009, we issued 1.7 million shares of common stock for approximately $27.2 million in net proceeds.  For the year ended December 31, 2008, we issued 2.1 million shares of common stock for approximately $34.1 million in net proceeds.

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

Stock Options

The 2000 and 2004 Plan allows for the issuance of stock options to employees, directors and consultants at exercise price equal to the Company’s common stock price on the date of grant.  The 2000 Plan and 2004 Plan do not allow for a reduction in the exercise price after the date of grant, nor does it allow for an option to be cancelled in exchange for an option with a lower exercise price per share.  At December 31, 2009, there were 18,663 options outstanding under the 2000 Plan with a weighted average exercise price of $9.45 per share.  We have not issued stock option to employees, directors or consultants since 2004.

Cash received from the exercise under all stock-based payment arrangements for the year ended 2009, 2008 and 2007 was $19,000, $0.1 million and $58,000, respectively.  Cash used to pay minimum tax withholdings for equity instruments granted under stock-based payment arrangements for the year ended 2009, 2008 and 2007, was $0.7 million, $2.7 million and $0.8 million, respectively.

-F27-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock

Restricted stock awards are independent of stock option grants and are subject to forfeiture if the holder’s service to us terminates prior to vesting.  Prior to vesting, ownership of the shares cannot be transferred.  The restricted stock has the same dividend and voting rights as the common stock.  We expense the cost of these awards ratably over their vesting period.

In May 2007, we granted 286,908 shares of restricted stock to five executive officers under the 2004 Plan.  The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of December 31, 2009, there were 81,974 shares of unvested restricted stock outstanding.

In addition, in January of each year we grant restricted stock to directors as part of the director compensation.  These shares vest ratably over a three year period.

The following table summarizes the activity in restricted stock for the years ended December 31, 2007, 2008 and 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2006	117,496	$10.68
Granted during 2007	295,408	17.07	$5.0
Vested during 2007	(151,487)	12.34
Non-vested at December 31, 2007	261,417	$16.94
Granted during 2008	8,500	15.04	$0.1
Vested during 2008	(89,475)	16.80
Non-vested at December 31, 2008	180,442	$16.92
Granted during 2009	11,900	15.79	$0.2
Vested during 2009	(89,968)	16.90
Non-vested at December 31, 2009	102,374	$16.81
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

In May 2007, we awarded in two types of PRSU (annual and cliff vesting awards) to our five executives totaling 247,992 shares.  One half of the PRSU awards are eligible for annual vesting based on performance in equal increments on December 31, 2008, December 31, 2009, and December 31, 2010, respectively.  The other half of the PRSU awards cliff are eligible for vesting on December 31, 2010.  Vesting on both types of awards requires achievement of total shareholder return as defined in the agreements filed with the SEC on May 8, 2007.  As of December 31, 2009, no shares have vested in respect of these PRUs.  All vested shares will be delivered to the executive on January 2, 2011, provided that the executive is employed, or will be delivered on the date of cessation of service as an employee if the employee was terminated without cause or the employee terminated employment with cause.

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

-F28-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity in PRSU for the years ended December 31, 2007, 2008 and 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested at December 31, 2006	-	$-
Granted during 2007	247,992	7.28
Vested during 2007	-	-
Non-vested at December 31, 2007	247,992	$7.28
Granted during 2008	-	-
Vested during 2008	-	-
Non-vested at December 31, 2008	247,992	$7.28
Granted during 2009	-	-
Vested during 2009	-	-
Non-vested at December 31, 2009	247,992	$7.28

The following table summarizes the unrecognized compensation cost at December 31, 2009 and the remaining contractual term:

	Unrecognized Compensation Cost (in thousands)	Weighted Average Service Period (in months)

Restricted Stock	$1,335	12
Performance Restricted Stock Units	300	12
Total	$1,635	12

NOTE 15 - DIVIDENDS

Common Dividends

On January 20, 2010, the Board of Directors declared a common stock dividend of $0.32 per share, increasing the quarterly common dividend by $0.02 per share over the prior quarter.  The common dividends were paid on February 16, 2010 to common stockholders of record on January 29, 2010.

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

-F29-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Series D Preferred Dividends

On January 20, 2010, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that were paid February 16, 2010 to preferred stockholders of record on January 29, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2009 through January 31, 2010.

On October 20, 2009, the Board of Directors declared the regular quarterly dividends of approximately $0.52344 per preferred share on the Series D preferred stock that were paid November 16, 2009 to preferred stockholders of record on November 2, 2009.

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

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2009	2008	2007
Common
Ordinary income	$0.885	$0.987	$0.765
Return of capital	0.315	0.203	0.315
Long-term capital gain	—	—	—
Total dividends paid	$1.200	$1.190	$1.080

Series D Preferred
Ordinary income	$2.094	$2.094	$2.094
Return of capital	—	—	—
Long-term capital gain	—	—	—
Total dividends paid	$2.094	$2.094	$2.094

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

-F30-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 7, 2010, LCT SE Texas Holdings, L.L.C. (“LCT”), an affiliate of Mariner Health Care and the lessee of four facilities  located in the Houston area (the “LCT Facilities”), filed a petition in the District Court of Harris County, Texas (No. 2010-01120) against four landlord entities (the “CSE Entities”), the member interests of which we purchased as part of the Capital Source transaction in December, 2009 pursuant to a Stock Purchase Agreement (the “Purchase Agreement”). The petition relates to a right of first refusal (“ROFR) under the master lease between LCT and the CSE Entities. The petition alleges, among other things, that (i) the notice of the acquisition of the member’s interests of the CSE Entities was not proper under the ROFR provision  in the master lease, (ii) the purchase price allocated to the member’s interests of the CSE Entities (or the LCT Facilities) pursuant to the Purchase Agreement and specified in the notice to LCT of its ROFR, if any,  was  not a bona fide offer, did not represent “true market value”, and failed to trigger the ROFR, and (iii) we tortiously interfered with LCT’s right to exercise the ROFR.  The petition seeks a declaratory adjudication with respect to the identified claims above, a claim for specific performance permitting LCT to exercise its ROFR, and unspecified actual and punitive damages relating to breach of the master lease by the CSE Entities and tortious interference against us. We believe that the litigation is defensible. In addition, under the Purchase Agreement and related transaction documents, CapitalSource has agreed to indemnify us for any losses, including reasonable legal expenses, incurred by us in connection with this litigation.

NOTE 17 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2009 and 2008.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2009
Revenues	$49,160	$49,152	$49,753	$49,373
Income from continuing operations	24,912	19,822	21,138	16,239
Discontinued operations	-	-	-	-
Net income	24,912	19,822	21,138	16,239
Net income available to common	22,641	17,550	18,867	13,967
Income from continuing operations per share:
Basic income from continuing operations	$0.27	$0.21	$0.23	$0.16
Diluted income from continuing operations	$0.27	$0.21	$0.22	$0.16
Net income available to common per share:
Basic net income	$0.27	$0.21	$0.23	$0.16
Diluted net income	$0.27	$0.21	$0.22	$0.16
Cash dividends paid on common stock	$0.30	$0.30	$0.30	$0.30

2008
Revenues	$40,866	$43,735	$59,999	$49,162
Income from continuing operations	16,788	17,122	28,072	15,709
Discontinued operations	446	-	-	-
Net income	17,234	17,122	28,072	15,709
Net income available to common	14,753	14,641	25,592	15,565
Income from continuing operations per share:
Basic income from continuing operations	$0.21	$0.20	$0.33	$0.19
Diluted income from continuing operations	$0.21	$0.20	$0.33	$0.19
Net income available to common per share:
Basic net income	$0.21	$0.20	$0.33	$0.19
Diluted net income	$0.21	$0.20	$0.33	$0.19
Cash dividends paid on common stock	$0.29	$0.30	$0.30	$0.30

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

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$82,111	$77,691	$67,598
Preferred stock dividends	(9,086)	(9,714)	(9,923)
Preferred stock repurchase gain	-	2,128	-
Numerator for income available to common from continuing operations - basic and diluted	73,025	70,105	57,675
Discontinued operations	-	446	1,776
Numerator for net income available to common per share - basic and diluted	$73,025	$70,551	$59,451
Denominator:
Denominator for basic earnings per share	83,556	75,127	65,858
Effect of dilutive securities:
Restricted stock	82	75	12
Stock option incremental shares	10	11	16
Deferred stock	1	-	-
Denominator for diluted earnings per share	83,649	75,213	65,886

Earnings per share - basic:
Income available to common from continuing operations	$0.87	$0.93	$0.88
Discontinued operations	-	0.01	0.02
Net income per share - basic	$0.87	$0.94	$0.90
Earnings per share - diluted:
Income available to common from continuing operations	$0.87	$0.93	$0.88
Discontinued operations	-	0.01	0.02
Net income per share - diluted	$0.87	$0.94	$0.90

-F32-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 19 – DISCONTINUED OPERATIONS

Accounting for the impairment or disposal of long-lived assets requires the presentation of the net operating results of facilities classified as discontinued operations for all periods presented.  For the year ended December 31, 2009, no revenue or expense were generated from discontinued operations.  For the year ended December 31, 2008, discontinued operations includes one month revenue of $15 thousand and a gain of $0.4 million on the sale of one SNF.  For the year ended December 31, 2007, discontinued operations includes the revenue of $0.2 million and expense of $31 thousand for 6 facilities.  It also includes the gain of $1.6 million on the sale of six SNFs and two ALFs.

The following table summarizes the results of operations of the facilities sold or held- for- sale for the years ended December 31, 2009, 2008 and 2007, respectively.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues
Rental income	$—	$15	$212
Expenses
Depreciation and amortization	—	—	28
General and administrative	—	—	3
Subtotal expenses	—	—	31

Income before gain on sale of assets	—	15	181
Gain on assets sold – net	—	431	1,595
Discontinued operations	$—	$446	$1,776

NOTE 20 – SUBSEQUENT EVENT

We have reviewed subsequent events through the date of the filing of this Form 10-K.  The following events occurred subsequent to December 31, 2009.

$200 Million Senior Notes

On February 9, 2010, we issued and sold $200 million aggregate principal amount of our 7½% Senior Notes due 2020 (the “2020 Notes”).

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our previously reported December 22, 2009 acquisition of certain subsidiaries of CapitalSource Inc., (ii) repay outstanding borrowings under our revolving credit facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the pending acquisition of additional facilities under our previously reported purchase agreement with CapitalSource Inc.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.

-F33-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2009
							(5)
							Gross Amount at
							Which Carried at
			Initial Cost to	Cost Capitalized			Close of Period				Life on Which
			Company	Subsequent to			Buildings				Depreciation
			Buildings	Acquisition			and Land	(6)			in Latest
			and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances		Improvements	Improvements	Impairment	Other	Total	Depreciation	Construction	Acquired	is Computed
CommuniCare Health Services:
Ohio (LTC, AL, SH)			218,726,757	2,112,125	-	-	220,838,882	28,720,797	1927-2008	1998-2008	20 years to 39 years
Pennsylvania (LTC)			20,286,067	111,194	-	-	20,397,261	2,702,062	1950-1964	2005	39 years
Total CommuniCare			239,012,824	2,223,319	-	-	241,236,143	31,422,859

Sun Healthcare Group, Inc.:
Alabama (LTC) (2)			23,584,956	1,054,366	-	-	24,639,322	8,686,767	1964-1974	1997	33 years
California (LTC) (2)			15,618,263	26,652	-	-	15,644,915	5,470,629	1927-1972	1997	33 years
Colorado (LTC, ILF)			38,341,876	1,767,082	-	-	40,108,958	3,586,999	1963-1975	2006	39 years
Idaho (LTC) (2)			21,705,266	974,012	-	-	22,679,278	4,466,281	1920-1988	1997-2006	33 years
Massachusetts (LTC) (2)			39,018,142	1,637,030	(8,257,521)	-	32,397,651	10,228,933	1964-1992	1997-1999	33 years
North Carolina (LTC) (2)			22,652,488	648,875	-	-	23,301,363	10,507,498	1964-1986	1994-1997	30 years to 33 years
Ohio (LTC) (2)			11,653,451	20,246	-	-	11,673,697	4,158,832	1968-1983	1997	33 years
Tennessee (LTC) (2)			7,905,139	37,234	-	-	7,942,373	3,812,876	1984-1985	1994	30 years
Washington (LTC) (2)			10,000,000	1,798,844	-	-	11,798,844	7,412,731	1965	1995	20 years
West Virginia (LTC) (2)			24,751,206	2,774,088	-	-	27,525,294	8,685,466	1961-1982	1997-1998	33 years
Total Sun			215,230,787	10,738,429	(8,257,521)	-	217,711,695	67,017,012

Signature Holdings II LLC.:
Alabama (LTC) (3)			4,827,266	640,457	-	-	5,467,723	670,836	1966	2007	20 years
Florida (LTC) (3)			85,423,730	1,791,202	-	-	87,214,932	14,697,837	1957-1985	1998-2006	33 years to 39 years
Georgia (LTC) (3)			14,679,314	3,260,589	-	-	17,939,903	2,087,954	1964-1970	2007	20 years
Kentucky (LTC) (3)			19,015,715	1,237,344	-	-	20,253,059	4,235,198	1964-1978	1999-2007	33 years
Tennessee (LTC) (3)			11,230,702	357,255	-	-	11,587,957	1,354,808	1982	2007	20 years
Total Signature Holdings II LLC			135,176,727	7,286,847	-	-	142,463,574	23,046,633

Advocat, Inc.:
Alabama (LTC)			11,588,534	4,429,208	-	-	16,017,742	6,928,466	1960-1982	1992	31.5 years
Arkansas (LTC)			36,023,409	8,804,028	(36,350)	-	44,791,087	21,139,208	1967-1988	1992	31.5 years
Florida (LTC)			1,050,000	1,920,000	(970,000)	-	2,000,000	497,749	1980	1992	31.5 years
Kentucky (LTC)			15,151,027	2,084,630	-	-	17,235,657	7,356,879	1948-1995	1994-1995	33 years
Ohio (LTC)			5,604,186	250,000	-	-	5,854,186	2,610,682	1974	1994	33 years
Tennessee (LTC)			9,542,121	-	-	-	9,542,121	5,090,049	1983	1992	31.5 years
Texas (LTC)			36,885,872	3,038,293	-	-	39,924,165	6,838,214	1964-2009	1997-2008	33 years to 39 years
West Virginia (LTC)			5,437,221	348,642	-	-	5,785,863	2,532,777	1982-1996	1994-1995	33 years
Total Advocat			121,282,370	20,874,801	(1,006,350)	-	141,150,821	52,994,024

Guardian LTC Management, Inc.
Ohio (LTC)			6,548,435	-	-	-	6,548,435	803,633	1968-1970	2004	39 years
Pennsylvania (LTC, AL, ILF)			115,427,312	-	-	-	115,427,312	12,064,641	1942-2001	2004-2008	20 years - 39 years
West Virginia (LTC)			3,995,581	-	-	-	3,995,581	490,901	1961	2004	39 years
Total Guardian			125,971,328	-	-	-	125,971,328	13,359,175

Formation Capital LLC.
Connecticut (LTC)			33,647,403	5,235,738	(4,958,643)	-	33,924,498	7,178,659	1965-1975	1999-2004	33 years to 39 years
Massachusetts (LTC)			7,190,685	187,111	-	-	7,377,796	713,115	1993	2006	39 years
New Hampshire (LTC, AL)			21,619,503	984,922	-	-	22,604,425	3,705,984	1963-1999	1998-2006	39 years
Rhode Island (LTC)			38,740,812	1,426,824	-	-	40,167,636	4,097,774	1965-1981	2006	39 years
West Virginia (LTC)			19,526,000	129,812	-		19,655,812	925,999	1974-1986	2008	25 years
Total Formation			120,724,403	7,964,407	(4,958,643)	-	123,730,167	16,621,531

Other:
Alaska (LTC)			7,389,232	-	-	-	7,389,232	8,086	1987	2009	25 years
Arizona (LTC)			24,029,032	3,054,736	(6,603,745)	-	20,480,023	6,145,756	1983-1985	1998	33 years
California (LTC) (2)			17,333,030	1,778,353	-	-	19,111,383	6,233,761	1950-1990	1997	33 years
Colorado (LTC)			24,409,627	282,109	-	-	24,691,736	4,564,884	1958-1973	1998-2009	25 years to 33 years
Florida (LTC, AL)			129,796,836	1,891,512	-	-	131,688,348	16,449,003	1942-1993	1993-2009	25 years to 37.5 years
Georgia (LTC)			10,000,000	-	-	-	10,000,000	1,641,501	1967-1971	1998	37.5 years
Illinois (LTC)			13,961,501	444,484	-	-	14,405,985	5,163,229	1926-1990	1996-1999	30 years to 33 years
Indiana (LTC) (4)			19,473,796	2,305,705	(1,843,400)	-	19,936,101	6,333,173	1968-1992	1992-2009	25 years to 33 years
Iowa (LTC)			8,769,595	2,084,807	-	-	10,854,402	3,462,544	1965-1983	1997	33 years
Louisiana (LTC) (2)			55,343,066	-	-	-	55,343,066	6,968,449	1957-1983	1997-2006	33 years
Massachusetts (LTC)			5,660,712	-	-	-	5,660,712	6,547	1964	2009	25 years
Mississippi (LTC)			12,607,160	-	-	-	12,607,160	16,248	1966-1976	2009	25 years
Missouri (LTC)			12,301,560	-	(149,386)	-	12,152,174	3,837,941	1965-1989	1999	33 years
Nevada (LTC, SH) (4)			20,098,400	-	-	-	20,098,400	29,415	1972-1978	2009	25 years
New Mexico (LTC)			5,200,000	-	-	-	5,200,000	545,196	1972	2008	20 years
Ohio (LTC)			86,651,321	396,849	-	-	87,048,170	11,657,074	1962-1998	1999-2009	25 years to 39 years
Pennsylvania (LTC) (4)			36,425,107	-	-	-	36,425,107	4,987,016	1958-1977	1998-2009	25 years to 39 years
Tennessee (LTC)			59,222,500	-	-	-	59,222,500	74,783	1974-1981	2009	25 years
Texas (LTC)	(2	) (4)	98,925,834	344,679	-	-	99,270,513	10,058,895	1952-2006	2001-2009	25 years to 39 years
Vermont (LTC)			14,145,776	649,169	-	-	14,794,945	2,065,449	1970-1971	2004	39 years
Washington (AL)			5,673,693	-	-	-	5,673,693	1,722,889	1999	1999	33 years
Wisconsin (LTC) (4)			5,525,346	-	-	-	5,525,346	8,058	1964	2009	25 years
Total Other			672,943,124	13,232,403	(8,596,531)	-	677,578,996	91,979,897

Total			1,630,341,563	62,320,206	(22,819,045)	-	1,669,842,724	296,441,131

(1) The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL), independent living facilities (ILF)
or specialty facilites( SH) located in the states indicated.
(2) Certain of the estate assets as indicated are security for the BAS Healthcare Financial Services line of credit and term loan borrowings totaling $94,100,000 at December 31, 2009.
(3) Certain of the real estate assets as indicated are security for the General Electric Capital Corporation loan totaling $100,000,000 at December 31, 2009.
(4) Certain of the real estate indicated are security for the CapitalSource loan borrowings totaling $59,353,561 at December 31, 2009.

			Year Ended December 31,
(5)			2007	2008	2009
Balance at beginning of period			$1,235,678,965	$1,274,721,518	$1,372,012,139
Acquisitions			39,502,998	112,760,290	275,624,767
Impairment			-	(5,414,207)	-
Improvements			8,549,415	17,457,389	23,232,364
Disposals/other			(9,009,860)	(27,512,851)	(1,026,546)
Balance at close of period			$1,274,721,518	$1,372,012,139	$1,669,842,724

(a) As a result of the application of FIN 46R in 2006, we consolidated an entity determined to be a VIE for which we are the primary beneficiary. Our consolidated balance sheet at December 31, 2007 reflects gross real estate assets of $61,750,000, reflecting the real estate owned by the VIE.

(6)			2007	2008	2009
Balance at beginning of period			$187,796,810	$221,365,513	$251,853,570
Provisions for depreciation (a)			35,942,916	39,778,363	44,609,428
Dispositions/other			(2,374,213)	(9,290,306)	(21,867)
Balance at close of period			$221,365,513	$251,853,570	$296,441,131

The reported amount of our real estate at December 31, 2009 is greater than the tax basis of the real estate by approximately $30.2 million, due to the Emory and Essex acquisition's acquired tax basis.

(a) Includes depreciation for discontinued operations.

-F34-

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
	OMEGA HEALTHCARE INVESTORS, INC.
	December 31, 2009

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

1	Florida (4 LTC facilities)	11.50%	February 28, 2010	Interest plus $5,600 of principal payable monthly	None	12,891,500	12,407,124
2	Florida (2 LTC facilities)	11.50%	June 4, 2016	Interest payable monthly	None	12,590,000	11,245,423
3	Maryland (7 LTC facilities)	11.00%	April 30, 2018	Interest payable monthly	None	74,927,751	69,927,759
4	Ohio (1 LTC facility)	11.00%	October 31, 2014	Interest plus $4,900 of principal payable monthly	None	6,500,000	6,297,417
		11.00%	October 31, 2014	Interest payable monthly	None	345,011	345,011

						$107,254,262	$100,222,734

	(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
	(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

		Year Ended December 31,
	(3)	2007	2008	2009
	Balance at beginning of period	$31,886,421	$31,688,941	$100,821,287
	Additions during period - Placements	345,011	74,927,751	-
	Deductions during period - collection of principal/other	(542,491)	(5,795,405)	(598,553)
	Balance at close of period	$31,688,941	$100,821,287	$100,222,734

-F35-

INDEX TO EXHIBITS TO 2009 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1
Securities Purchase Agreement dated November 17, 2009 between CapitalSource Inc., CHR HUD Borrower LLC, CSE Mortgage LLC, CSE SLB LLC, CSE SNF Holding LLC and Omega Healthcare Investors, Inc.(Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed November 23, 2009).

3.1	Amended and Restated Bylaws, as amended as of January 16, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-11, filed on January 29, 2007).
3.2
Articles of Incorporation, as restated on May 6, 1996, as amended on July 19, 1999, June 3, 2002, August 5, 2004, and May 27, 2009, and supplemented on February 19, 1999, February 10, 2004, August 10, 2004 and June 20, 2005.*

4.0	See Exhibits 3.1 to 3.2.
4.1
Indenture, dated as of March 22, 2004, among the Company, each of the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on March 26, 2004).

4.1A	Form of 7% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on March 26, 2004).
4.1B	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2014. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on March 26, 2004).
4.1C
First Supplemental Indenture, dated as of July 20, 2004, among the Company and the subsidiary guarantors named therein, OHI Asset II (TX), LLC and U.S Bank National Association. (Incorporated by reference Exhibit 4.8 to the Company’s Form S-4/A filed on July 26, 2004.)

4.1D
Second Supplemental Indenture, dated as of November 5, 2004, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed on Schedule I thereto, OHI Asset (OH) New Philadelphia, LLC, OHI Asset (OH) Lender, LLC, OHI Asset (PA) Trust and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on November 9, 2004).

4.1E
Third Supplemental Indenture, dated as of December 1, 2005, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed on Schedule I thereto, OHI Asset (OH) New Philadelphia, LLC, OHI Asset (OH) Lender, LLC, OHI Asset (PA) Trust and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on December 2, 2005).

4.1F
Fourth Supplemental Indenture, dated as of January 7, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, together with Fifth Supplemental Indenture, dated as of January 29, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and Sixth Supplemental Indenture, dated as of February 2, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL), LLC and U.S. Bank National Association, as trustee.*

4.2
Indenture, dated as of December 30, 2005, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).

4.2A	Form of 7% Senior Notes due 2016. (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).
4.2B	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2016. (Incorporated by reference to Exhibit E of Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).
4.2C
First Supplemental Indenture, dated as of January 7, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, together with Second Supplemental Indenture, dated as of January 29, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and Third Supplemental Indenture, dated as of February 2, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL), LLC and U.S. Bank National Association, as trustee.*

4.3
Indenture, dated as of February 9, 2010, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 10, 2010)*

10.1	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).
10.2	1993 Amended and Restated Stock Option Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 6, 2003).+
10.3	2000 Stock Incentive Plan (as amended January 1, 2001). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003).+
10.4	Amendment to 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).+
10.5
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and C. Taylor Pickett. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10.5A
Restated Amendment to Employment Agreement, dated May 7, 2007 between Omega Healthcare Investors, Inc. and C. Taylor Pickett. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30,2007).+

10.5B	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and C. Taylor Pickett. +
10.6
Employment Agreement, dated September 10, 2004 between Omega Healthcare Investors, Inc. and Daniel J. Booth. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+

10. 6A
Restated Amendment to Employment Agreement, dated May 7, 2007 between Omega Healthcare Investors, Inc. and Daniel J. Booth. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007).+

10.6B	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and Daniel J. Booth. +
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

10.7B	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and R. Lee Crabill. +
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

10.8B	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and Robert O. Stephenson. +
10.9	Form of Restricted Stock Award for 2004 to 2006 officer grants. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 16, 2004).+
10.9A	Form of Restricted Stock Unit Award for officer grants since 2007. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+
10.10
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

10.10B
Form of Performance Restricted Stock Unit Award with cliff vesting for officer grants since 2007. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+

10.11	Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004).
10.11A
First Amendment to the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan, dated as of May 22, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2008).

10.12
Second Consolidated Amended and Restated Master Lease, dated as of September 24, 2008, between OHI Asset (PA) Trust and Guardian LTC Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 3, 2008)

10.13
Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K, filed on February 18, 2005).

10.14
Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan.+ (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K, filed on February 18, 2005).

10.15	Form of Directors’ Restricted Stock Award. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 19, 2005). +
10.16
Second Consolidated Amended and Restated Master Lease dated as of April 19, 2008 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Service as lessees. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008.)

10.17
Loan Agreement dated as of April 19, 2008, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q, filed April 28, 2008).

10.17A
First Amendment to Loan Agreement, dated as of March 15, 2009, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 2, 2009).

10.18
Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006, by and between Omega Healthcare Investors, Inc. and Advocat Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed on October 25, 2006).

10.19
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

10.19A
Third Amendment to Consolidated Amended and Restated Master Lease by and between Sterling Acquisition Corp., a Kentucky corporation, as lessor, and Diversicare Leasing Corp., a Tennessee corporation, dated as of October 20, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed on October 25, 2006).

10.19B
Fourth Amendment to Consolidated Amended and Restated Master Lease dated as of April 1, 2007, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008).

10.19C
Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008).

10.19D
Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008, by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008).

10.20
Employment Agreement, dated May 7, 2007 between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+

10.20A	Amendment to Employment Agreement, dated December 16, 2008 between Omega Healthcare Investors, Inc. and Michael Ritz. +
10.21	Deferred Stock Plan, dated January 20, 2009, and forms of related agreements. +
10.22
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

10.22A
First Amendment to Second Amended and Restated Master Lease Agreement, dated as of August 26, 2008, among Omega Healthcare Investors, Inc., certain of its subsidiaries as lessors, Sun Healthcare Group, Inc. and certain of its affiliates as lessees, amending and restating prior master leases with Sun Healthcare Group, its subsidiaries, and lessees and guarantors acquired by Sun Healthcare Group.

10.22B
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

10.23
Equity Distribution Agreement, dated June 12, 2009 between Omega Healthcare Investors, Inc. and UBS Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed June 15, 2009).

10.24
Equity Distribution Agreement, dated June 12, 2009 between Omega Healthcare Investors, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed June 15, 2009).

10.25
Equity Distribution Agreement, dated June 12, 2009 between Omega Healthcare Investors, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed June 15, 2009).

10.26
Credit Agreement, dated as of June 30, 2009, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, Texas Lessor- Stonegate, LP, OHIMA, Inc., the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K, filed July 6, 2009).

10.27
Credit Agreement, dated as of December 18, 2009, among NRS Ventures, L.L.C., as Borrower, General Electric Capital Corporation, as Administrative Agent and a Lender, and the other financial institutions who are or hereafter become parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 23, 2009).

10.28
Casablanca Option Agreement dated December 22, 2009 between CapitalSource Inc., CSE SLB LLC and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 29, 2009).

10.29
Registration Rights Agreement dated December 22, 2009 among Omega Healthcare Investors, Inc., CapitalSource Inc., CHR HUD Borrower LLC, CSE Mortgage LLC, CSE SLB LLC, CSE SNF Holding LLC and CapitalSource Healthcare REIT. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 29, 2009).

10.30
Purchase Agreement, dated as of February 4, 2010, by and among Omega Healthcare Investors, Inc., the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as Initial Purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 10, 2010)*

10.31
Registration Rights Agreement, dated as of February 10, 2010, by and among Omega Healthcare Investors, Inc., the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as Initial Purchasers. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on February 10, 2010)*

12.1	Ratio of Earnings to Fixed Charges. *
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. *
21	Subsidiaries of the Registrant. *
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*

_________
* Exhibits that are filed herewith.
+ Management contract or compensatory plan, contract or arrangement.

I-1-4-

 SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

By:  /s/C. Taylor Pickett
         C. Taylor Pickett
         Chief Executive Officer

Date:  March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	March 1, 2010
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	March 1, 2010
Robert O. Stephenson

/s/ Michael D.Ritz	Chief Accounting Officer	March 1, 2010
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	March 1, 2010
Bernard J. Korman

/s/ Thomas F. Franke	Director	March 1, 2010
Thomas F. Franke

/s/ Harold J. Kloosterman	Director	March 1, 2010
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	March 1, 2010
Edward Lowenthal

/s/ C. Taylor Pickett	Director	March 1, 2010
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	March 1, 2010
Stephen D. Plavin

I-5-