Form 10-Q
period 2010-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2010-05-10
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2010.

Common Stock, $.10 par value                                                                           92,984,027
(Class)                                                                                       (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2010

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2010 (unaudited) and December 31, 2009	2

	Consolidated Statements of Income (unaudited)
	Three months ended March 31, 2010 and 2009	3

	Consolidated Statements of Stockholders’ Equity
	March 31, 2010 (unaudited) and December 31, 2009	4

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2010 and 2009	5

	Notes to Consolidated Financial Statements
	March 31, 2010 (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	35

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$1,690,729	$1,669,843
Less accumulated depreciation	(311,106)	(296,441)
Real estate properties – net	1,379,623	1,373,402
Mortgage notes receivable – net	87,835	100,223
	1,467,458	1,473,625
Other investments – net	46,760	32,800
	1,514,218	1,506,425
Assets held for sale – net	877	877
Total investments	1,515,095	1,507,302

Cash and cash equivalents	75,194	2,170
Restricted cash	9,672	9,486
Accounts receivable – net	83,690	81,558
Other assets	53,943	50,778
Operating assets for owned and operated properties	3,792	3,739
Total assets	$1,741,386	$1,655,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$94,100
Secured borrowings	100,000	159,354
Unsecured borrowings – net	681,304	484,695
Accrued expenses and other liabilities	52,893	49,895
Operating liabilities for owned and operated properties	1,896	1,762
Total liabilities	836,093	789,806

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 90,778 shares as of March 31, 2010 and 88,266 as of December 31, 2009	9,078	8,827
Common stock – additional paid-in-capital	1,207,493	1,157,931
Cumulative net earnings	543,339	522,388
Cumulative dividends paid	(963,143)	(932,407)
Accumulated other comprehensive income	38	—
Total stockholders’ equity	905,293	865,227
Total liabilities and stockholders’ equity	$1,741,386	$1,655,033

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Rental income	$47,209	$41,175
Mortgage interest income	2,614	2,876
Other investment income – net	746	611
Miscellaneous	3,729	74
Nursing home revenues of owned and operated assets	4,380	4,424
Total operating revenues	58,678	49,160

Expenses
Depreciation and amortization	14,687	10,931
General and administrative	3,710	3,159
Acquisition costs	220	-
Impairment loss on real estate properties	-	70
Nursing home expenses of owned and operated assets	4,572	5,353
Total operating expenses	23,189	19,513

Income before other income and expense	35,489	29,647
Other income (expense):
Interest income	15	11
Interest expense	(13,575)	(8,773)
Interest – amortization of deferred financing and refinancing costs	(978)	(500)
Litigation settlements	-	4,527
Total other expense	(14,538)	(4,735)

Net income	20,951	24,912
Preferred stock dividends	(2,271)	(2,271)
Net income available to common	$18,680	$22,641

Income per common share available to common shareholders:
Basic:
Net income	$0.21	$0.27
Diluted:
Net income	$0.21	$0.27

Dividends declared and paid per common share	$0.32	$0.30

Weighted-average shares outstanding, basic	88,840	82,396
Weighted-average shares outstanding, diluted	88,961	82,478

Components of other comprehensive income:
Net income	$20,951	$24,912
Unrealized gain on other investments	38	-
Total comprehensive income	$20,989	$24,912

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2009 (88,266 common shares)	$108,488	$8,827	$1,157,931	$522,388	$(932,407)	$—	$865,227
Issuance of common stock:
Grant of restricted stock (10 shares at $20.00 per share)	—	1	(1)	—	—	—	—
Amortization of restricted stock	—	—	831	—	—	—	831
Dividend reinvestment plan (641 shares at $19.078 per share)	—	64	12,150	—	—	—	12,214
Exercised options (1 share at an average exercise price of $6.535 per share)	—	—	4	—	—	—	4
Grant of stock as payment of directors fees (1 share at an average of $18.380 per share)	—	—	25	—	—	—	25
Equity Shelf Program (1,859 shares at $20.223 per share, net of issuance costs)	—	186	36,553	—	—	—	36,739
Net income	—	—	—	20,951	—	—	20,951
Common dividends ($0.32 per share).	—	—	—	—	(28,465)	—	(28,465)
Preferred dividends (Series D of $0.523 per share)	—	—	—	—	(2,271)	—	(2,271)
Unrealized gain on other investments	—	—	—	—	—	38	38

Balance at March 31, 2010 (90,778 common shares)	$108,488	$9,078	$1,207,493	$543,339	$(963,143)	38	$905,293
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$20,951	$24,912
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,687	10,931
Impairment loss on real estate properties	—	70
Amortization of deferred financing costs	978	500
Restricted stock amortization expense	839	480
Other	(98)	(43)
Change in operating assets and liabilities:
Accounts receivable, net	90	(177)
Straight-line rent	(1,946)	(2,391)
Lease inducement	(276)	570
Other operating assets and liabilities	3,491	4,568
Operating assets and liabilities for owned and operated properties	81	5,977
Net cash provided by operating activities	38,797	45,397

Cash flows from investing activities
Proceeds from sale of real estate investments	28	—
Capital improvements and funding of other investments	(9,139)	(3,120)
Proceeds from other investments	461	16,803
Investments in other investments	(14,322)	(13,855)
Collection of mortgage principal – net	30	133
Net cash used in investing activities	(22,942)	(39)

Cash flows from financing activities
Proceeds from credit facility borrowings	6,000	34,000
Payments on credit facility borrowings	(100,100)	(42,500)
Receipts of other long-term borrowings	196,556	—
Payments of other long-term borrowings	(59,354)	—
Payment of financing related costs	(4,291)	—
Receipts from dividend reinvestment plan	12,214	183
Net proceeds from issuance of common stock	36,739	—
Payments from exercised options – net	4	—
Dividends paid	(30,599)	(27,035)
Net cash provided by (used in) financing activities	57,169	(35,352)

Increase in cash and cash equivalents	73,024	10,006
Cash and cash equivalents at beginning of period	2,170	209
Cash and cash equivalents at end of period	$75,194	$10,215
Interest paid during the period, net of amounts capitalized	$7,814	$6,474

Non-cash investing activities
Non-cash settlement of mortgage obligations	$(12,395)	$—
Non-cash acquisition of real estate properties	12,395	—
Net non-cash investing activities	$—	$—

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our former operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008. We continue to be responsible for the two remaining facilities as of March 31, 2010 that are in the process of being transitioned to the new operator pending approval by state regulators.  Substantially all depreciation expenses reflected in the consolidated statements of income relate to the ownership of our investment in real estate.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Omega Healthcare Investors, Inc. (“Omega” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  We have evaluated all subsequent events through the date of the filing of this Form 10-Q. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries of Omega, and TC Healthcare I, LLC (“TC Healthcare”), an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenants/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008, however, TC Healthcare continues to be responsible for two remaining facilities as of March 31, 2010 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the two remaining owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Accounts Receivable

Accounts receivable includes: contractual receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relates to the rents currently owed to us under the terms of the lease agreement.  Straight-line receivables relates to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually.  Lease inducements result from value provided by us to the lessee of the lease and will be amortized as a reduction of rental revenue over the lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents.  In the case of a lease recognized on a straight-line basis, we generally provide an allowance for straight-line accounts receivable when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:

	March 31, 2010	December 31, 2009
	(in thousands)

Contractual receivables	$4,933	$2,818
Straight-line receivables	54,302	52,395
Lease inducements	29,296	29,020
Allowance	(4,841)	(2,675)
Accounts receivable – net	$83,690	$81,558

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

In December 2009, we began discussions with Formation Capital (“Formation”) regarding the potential modification of its lease agreement.  The potential modification includes (i) removing the Connecticut facilities from the lease agreement, (ii) reducing annual rent, (iii) allowing for the deferral of a limited amount of rent payments and (iv) transitioning the Connecticut facilities to another operator.  As of March 31, 2010, an amended lease agreement with Formation had not been finalized.    The difference between the contractual rent on the existing lease agreement and the proposed lease agreement was reserved against revenue.  During the first quarter of 2010, we recorded revenue based upon the terms of the proposed modification to the lease agreement.  In April 2010, we amended our lease agreement with Formation.

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

Implementation of New Accounting Pronouncements

In January 2010, the FASB issued guidance on fair value measurements and disclosures. This guidance specifies that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number) related to Level 3 fair value measurements as part of a reconciliation of the beginning and ending balances. The guidance further clarifies the disclosure regarding the level of disaggregation and input and valuation techniques.  The adoption of this guidance did not impact our financial position or results of operations.

In February 2010, the FASB issued guidance on subsequent events. This guidance provides a definition for SEC filer and eliminates the requirement to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not impact our financial position or results of operations.

In June 2009, the FASB issued guidance to significantly amend the consolidation guidance applicable to variable interest entities (“VIEs”). The consolidation model was modified to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. The amendments also require expanded disclosures related to VIEs which are largely consistent with the disclosure framework currently applied by us. The new guidance was effective January 1, 2010 for us. The adoption of this guidance did not impact our financial position or results of operations.

NOTE 2 –PROPERTIES AND INVESTMENTS

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

Leased Property

Our leased real estate properties, represented by 271 SNFs, seven assisted living facilities (“ALFs”) and five specialty facilities at March 31, 2010, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

143 Facility CapitalSource Acquisitions

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) (“CapitalSource”) and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities (the “Option”), for approximately $565 million.  The purchase price for the CapitalSource subsidiaries subject to the Option is approximately $295 million.

Completed First Closing

On December 22, 2009, we purchased entities owning 40 facilities and an option (the “Option”) to purchase entities owning 63 additional facilities.  The consideration consisted of: (i) approximately $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) the assumption of approximately $59.4 million of 6.8% mortgage debt maturing on December 31, 2011.  We incurred approximately $1.8 million in transaction costs, of which $1.6 million was recognized during 2009.  We valued the 2,714,959 shares of our common stock at approximately $52.8 million on December 22, 2009.

We are finalizing the purchase price allocation of the December 22, 2009 acquisition.  Based on our preliminary allocation, we have allocated approximately $275 million to land and building and $25 million to other assets for the Option on our accompanying consolidated balance sheets.  Based on our allocation of in-place leases, we estimate that we assumed approximately $11.2 million in above market leases and $14.5 million in below market leases.  We have included (a) the $11.2 million in above market leases in other assets and (b) the $14.5 million in below market leases in accrued expenses and other liabilities on our accompanying consolidated balance sheets.  We estimate that the net amortization of the above and below market leases for the years 1 through 5 will be between $200,000 and $300,000 annually.

Anticipated HUD Portfolio Closing

Subject to the terms and conditions of the CapitalSource Purchase Agreement, at a second closing (the “HUD Portfolio Closing”), we will purchase certain CapitalSource subsidiaries owning 40 additional facilities (the “HUD Portfolio”) that are encumbered by long-term mortgage financing guaranteed by the U.S. Department of Housing and Urban Development (“HUD”).  CapitalSource has recently obtained approximately $130 million of additional HUD financing (the “New HUD Debt”) on certain of the facilities comprising the HUD Portfolio. As a result of the New HUD Debt, the aggregate purchase price to be paid by us for the HUD Portfolio of approximately $270 million will consist of approximately:

•	$67 million in cash, and

•
$203 million of assumed debt, which includes $20 million of 9.0% subordinated debt maturing in December 2021, $54 million of HUD debt at a 6.41% weighted average annual interest rate maturing between January 2036 and May 2040, and $130 million of New HUD Debt at a 4.85% annual interest rate and maturing in 2040.

The HUD Portfolio Closing is expected to occur during the second quarter of 2010, subject to the terms and conditions of the CapitalSource Purchase Agreement. The 40 additional facilities represent 4,882 available beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

Anticipated Option Exercise

On April 20, 2010, we provided notice of our intent to exercise our Option to acquire certain CapitalSource subsidiaries owning 63 additional long-term care facilities.  The aggregate consideration to be paid at the closing of the Option exercise (the “Option Closing”), which is expected to occur in June 2010, is approximately $295 million, consisting of approximately: (i) $34 million in cash, and (ii) the repayment of $261 million of debt. The 63 facilities owned by the CapitalSource subsidiaries to be acquired at the Option Closing represent 6,607 available beds located in 19 states and are part of 30 in-place triple net leases among 18 operators. The 30 leases generate approximately $34 million of annualized revenue.

The purchase price payable at each of the HUD Portfolio Closing and the Option Closing is subject to certain adjustments, including but not limited to a dollar-for-dollar increase or decrease of the consideration to the extent the assumed debt is less than or greater than the amount set forth in the CapitalSource Purchase Agreement, and an upward or downward adjustment to prorate certain items of accrued and prepaid income and expense of the CapitalSource subsidiaries to be acquired.

The consummation of the Option Closing and the HUD Portfolio Closing are subject to customary closing conditions, including the acquisition of relevant third party lender and governmental consent, and there can be no assurance as to when or whether such transactions will be consummated.

The facilities acquired from CapitalSource on December 22, 2009 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operation reflect the CapitalSource transaction as if it occurred on January 1, 2009.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisition have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amount, unaudited)
Revenues	$58,678	$56,924
Net income available to common	18,680	23,466

Earnings per share – diluted:
Net income available to common – as reported	$0.21	$0.27
Net income available to common – pro forma	$0.21	$0.28

Purchase of Mortgage Back Certificate Securities

In March 2010, we purchased two series of mortgage back certificates with a face value of $14 million for approximately $12.9 million.  The securities yield, including the amortization of the discount, is approximately 10% annually.  The certificates are part of a $250 million trust that is secured by 65 SNFs owned by CapitalSource.  We have an option to purchase 63 of these facilities from CapitalSource as part of the Option Closing.  We have classified these securities as available for sale which are included in other investments – net in the accompanying consolidated balance sheets.  During the first quarter of 2010, we recorded $38,000 of comprehensive income associated with recording these securities at their fair value.  We utilized open market (i.e. Level 1) trading information to estimate the fair value.

Assets Sold or Held for Sale

At March 31, 2010, we owned two SNFs classified as held-for-sale with an aggregate net book value of approximately $0.9 million.

Mortgage Notes Receivable

Our mortgage notes receivable relate to 10 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in three (3) states, operated by two (2) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of March 31, 2010, none of our mortgages were in default or in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

In late 2009, we began discussion with a mortgagee regarding final payment of the $12.4 million balance due on a mortgage that relates to four facilities and that matured February 28, 2010.  The mortgagee was current on all interest and other obligations.  Through these discussions, we determined that the mortgagee was not likely to raise the capital necessary to repay the mortgage.  We evaluated the mortgage for impairment due to the mortgagee’s likely inability to repay the amount due.  Our evaluation indicated that although the loan was impaired, no impairment reserve was required because the collateral supporting the loan exceeds the net mortgage balance due to us.  In February 2010, the mortgagee surrendered ownership of the properties to us in exchange for the payment of the mortgage note due.  We have leased these facilities to an existing operator.

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

NOTE 3 – OWNED AND OPERATED ASSETS

At March 31, 2010, we owned and operated two facilities with a total of 275 operating beds that were previously recovered from a bankrupt operator/tenant.

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

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which are currently being operated by TC Healthcare, will transfer to Formation/Genesis upon the appropriate regulatory approvals expected sometime in the near future.  Our consolidated financial statements include the financial position and results of operations of TC Healthcare from July 7, 2008 to March 31, 2010.  As of March 31, 2010, our gross investment in land and buildings for the two properties operated by TC Healthcare was approximately $14.9 million.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Nursing home revenues	$4,380	$4,424

Nursing home expenses	4,572	5,353
Loss from nursing home operations	$(192)	$(929)

NOTE 4 – CONCENTRATION OF RISK

As of March 31, 2010, our portfolio of investments consisted of 295 healthcare facilities, located in 32 states and operated by 35 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $1.8 billion at March 31, 2010, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 269 SNFs, seven ALFs, five specialty facilities, fixed rate mortgages on 10 SNFs, two SNFs that are owned and operated and two SNFs that are currently held for sale.  At March 31, 2010, we also held miscellaneous investments of approximately $46.8 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2010, approximately 21% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc (“Sun”) (12%) and Advocat Inc. (“Advocat”) (9%).  Our largest private company operators (by investment) were CommuniCare Health Services (“CommuniCare”) (18%) and Signature Holding II, LLC (“Signature”) (8%).  No other operator represents more than 8% of our investments.  The three states in which we had our highest concentration of investments were Ohio (19%), Florida (14%) and Pennsylvania (10%) at March 31, 2010.

For the three-month period ended March 31, 2010, our revenues from operations totaled $58.7 million, of which approximately $8.8 million were from CommuniCare (15%), $7.8 million from Sun (13%) and $5.8 million from Advocat (10%).  Our owned and operated assets generated $4.4 million (7%) of revenue in March 31, 2010.  No other operator generated more than 7% of our revenues from operations for the three-month period ended March 31, 2010.

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

NOTE 5 –DIVIDENDS

Common Dividends

On April 15, 2010, the Board of Directors declared a common stock dividend of $0.32 per share, to be paid May 17, 2010 to common stockholders of record on April 30, 2010.

On January 20, 2010, the Board of Directors declared a common stock dividend of $0.32 per share, increasing the quarterly common dividend by $0.02 per share over the prior quarter.  The common dividends were paid on February 16, 2010 to common stockholders of record on January 29, 2010.

Series D Preferred Dividends

On April 15, 2010, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on April 30, 2010.  The stockholders of record of the Series D Preferred Stock on April 30, 2010 will be paid dividends in the amount of $0.52344 per preferred share on May 17, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2010 through April 30, 2010.

On January 20, 2010, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 16, 2010 to preferred stockholders of record on January 29, 2010.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of March 31, 2010 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- month period ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Restricted stock expense	$839	$480

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan.

Restricted Stock Award

The restricted stock awards vest one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of March 31, 2010, 204,935 shares of restricted stock have vested under the restricted stock award.

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

On March 29, 2010, the Compensation Committee of Omega’s Board of Directors (the “Committee”) determined that, based on the 26% Total Shareholder Return actually achieved for the twelve month period ending December 31, 2009 and in light of the challenging economic and capital market conditions that prevailed generally during 2009, it was appropriate to waive the vesting requirement solely with respect to the PRSUs that would have vested on December 31, 2009 had a cumulative, annualized Total Shareholder Return of 11% been achieved.  As a result of the modification to the 2009 PRSUs, we recorded approximately $0.4 million of additional expense which was recorded during the first quarter of 2010 and accrued dividends of approximately $0.1 million related to this vesting.

Each PRSU represents the right to one share of common stock and dividend equivalents based on dividends paid to stockholders during the applicable performance period.  Shares attributable to vested PRSUs and dividend equivalents are distributable upon the earliest to occur of January 2, 2011, the event of the officer’s death or disability, or termination of the officer’s employment by the Company without cause or resignation by the officer for good reason.

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of March 31, 2010:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$1,001
2008 Annual performance restricted stock units	41,332	8.78	363	20	-
2009 Annual performance restricted stock units, including modification	41,332	19.10	789	32	-
2010 Annual performance restricted stock units	41,332	8.14	255	44	52
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	157
Total	534,900		$7,067		$1,210

As of March 31, 2010, we had 15,995 stock options and 22,667 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.  As of March 31, 2010, the unrecognized compensation cost associated with the directors is approximately $0.3 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Bank Credit Agreements

At March 31, 2010, we had no amount outstanding under our $200 million revolving senior secured credit facility (the “2009 Credit Facility”), and no letters of credit outstanding, leaving availability of $200 million.

On April 13, 2010, we entered into a new $320 million revolving senior secured credit facility (the “2010 Credit Facility”) and concurrently terminated our 2009 Credit Facility.  For additional information, see Note 12 –Subsequent Events.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of March 31, 2010, we were in compliance with all property level and corporate financial covenants.

Sale of Remaining Common Stock Shares in Equity Shelf Program

During the three months ended March 31, 2010, 1,859,399 shares of our common stock were issued through our $100 million Equity Shelf Program for gross proceeds of approximately $37.6 million, net of $0.8 million of commissions and fees.

On April 6, 2010, we sold the remaining 1,687,763 shares of our common stock under our Equity Shelf Program for net proceeds of approximately $32.3 million.  We intend to use the net proceeds of this offering for working capital and general corporate purposes.

    After the April 6, 2010 transaction, we have sold a total of 5.2 million shares of common stock generating a total of $97.6 million of net proceeds under the Equity Shelf Program.

$59 million Mortgage Debt

In connection with the December 22, 2009 closing under the CapitalSource Purchase Agreement, we assumed $59.4 million of 6.8% mortgage debt maturing on December 31, 2011 with a one year extension right. The mortgage debt was secured by 12 facilities per the terms of the mortgage debt agreement.  On February 16, 2010, we used proceeds from our $200 million 7.5% senior note offering to repay the assumed mortgage debt.

$200 Million Senior Notes

On February 9, 2010, we issued and sold $200 million aggregate principal amount of  7.5% Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes mature on February 15, 2020 and pay interest semi-annually on August 15th and February 15th.

    We may redeem the notes at any time on or after February 15, 2015 at the redemption prices specified under “Description of the Notes – Optional Redemption”.  In addition, until February 15, 2013 we may redeem up to 35% of the notes with the net proceeds of one or more public equity offerings.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource acquisition, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the pending CapitalSource acquisitions.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.

NOTE 9 - FINANCIAL INSTRUMENTS

At March 31, 2010 and December 31, 2009, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$75,194	$75,194	$2,170	$2,170
Restricted cash	9,672	9,672	9,486	9,486
Mortgage notes receivable – net	87,835	85,921	100,223	98,251
Other investments	46,760	43,334	32,800	29,725
Totals	$219,461	$214,121	$144,679	$139,632
Liabilities:
Revolving lines of credit	$—	$—	$94,100	$94,100
6.50% Term loan	100,000	100,170	100,000	100,000
6.80% CapitalSource Mortgage Note	—	—	59,354	59,354
7.00% Notes due 2014	310,000	324,105	310,000	314,615
7.00% Notes due 2016	175,000	177,496	175,000	176,506
7.50 % Notes due 2020	200,000	199,606	—	—
(Discount)/Premium– net	(3,696)	(2,612)	(305)	(215)
Totals	$781,304	$798,765	$738,149	$744,360

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies of our 2009 Annual Report on Form 10-K).  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•
Cash and cash equivalents and restricted cash:  The carrying amount of cash and cash equivalents and restricted cash reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•
Mortgage notes receivable:  The fair values of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

•
Other investments:  Other investments are primarily comprised of: (i) notes receivable; and (ii) an investment in redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.  The fair value of the investment in the unconsolidated business is estimated using discounted cash flow and volatility assumptions or, if available, quoted market value and considers the terms of the underlying arrangement.

•
Revolving lines of credit:  The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates.

•	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

NOTE 10 – LITIGATION

On January 7, 2010, LCT SE Texas Holdings, L.L.C. (“LCT”), an affiliate of Mariner Health Care and the lessee of four facilities located in the Houston area (the “LCT Facilities”), filed a petition in the District Court of Harris County, Texas (No. 2010-01120) against four landlord entities (the “CSE Entities”), the member interests of which we purchased as part of the December 2009 CapitalSource acquisition. The petition relates to a right of first refusal (“ROFR”) under the master lease between LCT and the CSE Entities. The petition alleges, among other things, that (i) the notice of the acquisition of the member’s interests of the CSE Entities was not proper under the ROFR provision  in the master lease, (ii) the purchase price allocated to the member’s interests of the CSE Entities (or the LCT Facilities) pursuant to the Purchase Agreement and specified in the notice to LCT of its ROFR, if any, was  not a bona fide offer, did not represent “true market value”, and failed to trigger the ROFR, and (iii) we tortiously interfered with LCT’s right to exercise the ROFR.  The petition seeks a declaratory adjudication with respect to the identified claims above, a claim for specific performance permitting LCT to exercise its ROFR, and unspecified actual and punitive damages relating to breach of the master lease by the CSE Entities and tortious interference against us. We believe that the litigation is defensible. In addition, under the Purchase Agreement and related transaction documents, CapitalSource has agreed to indemnify us for any losses, including reasonable legal expenses, incurred by us in connection with this litigation.

During the first quarter of 2010, we agreed to settle a lawsuit for approximately $3.7 million in cash with a prior tenant for breach of contract related to failure to pay rent owed to us.  We recorded the settlement as miscellaneous income in the accompanying consolidated statements of income.

NOTE 11– EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net income	$20,951	$24,912
Preferred stock dividends	(2,271)	(2,271)
Numerator for net income available to common per share - basic and diluted	$18,680	$22,641
Denominator:
Denominator for basic earnings per share	88,840	82,396
Effect of dilutive securities:
Restricted stock	109	69
Stock option incremental shares	10	10
Deferred stock	2	3
Denominator for diluted earnings per share	88,961	82,478

Earnings per share – basic:
Net income – basic	$0.21	$0.27
Earnings per share – diluted:
Net income – diluted	$0.21	$0.27

Note 12– SUBSEQUENT EVENTS

New $320 Million Revolving Senior Secured Credit Facility

In April 2010, we entered into a new $320 million 2010 Credit Facility, effective April 13, 2010.

The 2010 Credit Facility replaces Omega’s previous $200 million 2009 Credit Facility.  The 2010 Credit Facility matures in four years, on April 13, 2014; provided, we have refinanced or repaid our $310 million, 7% Senior Notes due April 2014 (the “2014 Notes”) prior to December 31, 2013.  In the event the 2014 Notes have not been refinanced or repaid on or prior to December 31, 2013, the maturity date of the 2010 Credit Facility will become December 31, 2013.  The 2010 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $420 million during our first three years.  At March 31, 2010, deferred financing fees associated with the 2009 Credit Facility were $3.5 million.  These fees will be written–off in the second quarter of 2010.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)
the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to manage, re-lease or sell any owned and operated facilities;
(vi)	the availability and cost of capital;
(vii)	changes in our credit ratings and the ratings of our debt and preferred securities;
(viii)	competition in the financing of healthcare facilities;
(ix)	regulatory and other changes in the healthcare sector;
(x)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xi)	changes in the financial position of our operators;
(xii)	changes in interest rates;
(xiii)	the amount and yield of any additional investments;
(xiv)	changes in tax laws and regulations affecting real estate investment trusts; and
(xv)	our ability to maintain our status as a real estate investment trust.

Overview

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.  In July 2008, we assumed operating responsibilities for 15 of our facilities due to the bankruptcy of one of our former operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  We continue to be responsible for the two remaining facilities as of March 31, 2010 that are in the process of being transitioned to the new tenant/operator pending approval by state regulators.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries of Omega and TC Healthcare I, LLC (“TC Healthcare”), a new entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenant/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results, assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008; however, TC Healthcare continues to be responsible for two remaining facilities as of March 31, 2010 that are in the process of being transitioned to the new operator/tenant pending approval by state regulators.  The operating revenues and expenses and related operating assets and liabilities of the two remaining owned and operated facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at March 31, 2010, consisted of 295 healthcare facilities, located in 32 states and operated by 35 third-party operators.  Our gross investment in these facilities totaled approximately $1.8 billion at March 31, 2010, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 269 SNFs, (ii) seven assisted living facilities (“ALFs”), (iii) five specialty facilities, (iv) fixed rate mortgages on 10 SNFs, (v) two SNFs that are owned and operated and (vi) two SNFs that are currently held for sale.  At March 31, 2010, we also held other investments of approximately $46.8 million, consisting primarily of secured loans to third-party operators of our facilities.

Taxation

We have elected to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  For further information, see “Taxation” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2009.

Recent Developments Regarding Government Regulation and Reimbursement

Healthcare Reform.  The Patient Protection and Affordable Care Act (the “PPACA”) was signed into law on March 23, 2010.  Accompanying the PPACA was the Healthcare and Education Affordability and Reconciliation Act of 2010 (the “Reconciliation Act,” and together with the PPACA, the “Healthcare Reform Law”), which was signed into law on March 30, 2010 and contains a number of amendments to the PPACA. This legislation represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and will effect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways.  Some changes under the Healthcare Reform Law will occur almost immediately, such as changes to pre-existing condition requirements and coverage of dependents.  Other changes, including taxes on so-called “Cadillac” health plans, will be implemented over the next eight years.  We expect significant rule making and regulations under the Healthcare Reform Law to be promulgated during that time.

The attorneys general for several states have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  This litigation is in its early stages and the outcome cannot be predicted.

Given the multitude of factors involved in the Healthcare Reform Law and the substantial requirements for regulation thereunder, we cannot predict the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us.  The Healthcare Reform Law could result in decreases in payments to our operators or otherwise adversely affect the financial condition of our operators.  We cannot predict whether our operators will have the ability to modify certain aspects of their operations to lessen any increased costs or other adverse effects resulting from changes in governmental programs, private insurance and/or employee welfare benefit plans.  The impact of the Healthcare Reform Law on each of our operators will vary depending on payor mix, resident conditions and a variety of other factors.    In addition to the provisions relating to reimbursement, other provisions of the Healthcare Reform Law may impact our operators as employers (e.g., requirements related to providing health insurance for employees), which could negatively impact the financial condition of our operators. We anticipate that many of the provisions in the Healthcare Reform Law may be subject to further clarification and modification during the rule making process.

Reimbursement.  The recent downturn in the U.S. economy has resulted in significant cost-cutting at both the federal and state levels.  These cost-cutting measures, together with the implementation of changes in reimbursement rates under the Healthcare Reform Law, could result in a significant reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs.  We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us.  However, significant limits on the scopes of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

Medicaid.  Current market and economic conditions, as well as the implementation of rules under the Healthcare Reform Law, will likely have a significant impact on state budgets and healthcare spending.  Fiscal conditions have continued to deteriorate, and many states are experiencing significant budget gaps.  Despite recent increases in Federal funding, state Medicaid spending is estimated to decline in state fiscal year 2010.

State budget deficits were exacerbated by increased enrollment in Medicaid during 2009.  We anticipate increased enrollment in fiscal year 2010, as the Healthcare Reform Law increases the number of people who are eligible for Medicaid and simplifies enrollment in this program.  Since our operators’ profit margins on Medicaid patients are generally relatively low, substantial reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial conditions, which in turn could negatively impact us.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009, provides for enhanced federal Medicaid matching rates that may provide some relief to states.  Because states have discretion with respect to their Medicaid programs, some states may address budget shortfalls outside of Medicaid by reallocating state funds that otherwise would have been spent on Medicaid expenditures.  As a result, the impact of the ARRA Medicaid funding on our operators will depend on how states choose to use the funding.

In 2007 and early 2008, the Center for Medicare & Medicaid Services (the “CMS”) issued a number of Medicaid rules that have the potential to reduce the funding available under state Medicaid programs to reimburse long-term care providers.  Several of these rules were rescinded on June 30, 2009, including rules related to specialized transportation to schools for children covered by Medicaid, outpatient hospital services and certain provisions related to targeted case management services.  In addition, the CMS proposed to delay until June 30, 2010 the enforcement of certain provisions of a regulation related to healthcare related taxes.  However, the CMS has implemented other regulatory provisions, including a reduction in the maximum allowable healthcare-related tax that states can impose on providers (reduced from 6 percent to 5.5 percent).  This rule could result in lower taxes for providers, but also could result in less overall funding for state Medicaid programs by limiting the ability of states to fund the non-federal share of the Medicaid program.  As a result, our operators could experience reductions in Medicaid funding, which could adversely impact their ability to meet their obligations to us.

Medicare.  On July 31, 2009, the CMS announced a final rule on Medicare’s prospective payment system for SNFs for fiscal year 2010.  The final rule includes a reduction in payments to nursing homes equal to $1.05 billion, or 3.3 percent, resulting from a recalibration of the case-mix indices.  However, the CMS estimates that the fiscal year 2010 market basket adjustment of 2.1 percent, or $660 million, will offset the $1.05 billion adjustment, resulting in an aggregate decrease in Medicare payments to SNFs during fiscal year 2010 of approximately $360 million, or 1.1 percent.  The changes may differently impact SNFs, depending in part on the characteristics of the patient populations of individual facilities.  Our operators may receive reduced Medicare payments as a result of the CMS’ final rule, which could have an adverse effect on their ability to satisfy their obligations to us.

In addition to the recalibration of the case-mix indices and payment update, the CMS finalized a revised case-mix classification system, the RUG-IV, and implementation schedule for fiscal year 2010.  However, the Healthcare Reform Law delayed implementation of RUG-IV back one year to October 1, 2011. The change in case-mix classification methodology has the potential to impact reimbursement, although the ultimate impact of the RUG-IV classification model on reimbursement to our operators is unknown.

Under the Healthcare Reform Law, beginning in fiscal year 2012, the SNF market basket will be reduced by a productivity adjustment equal to the ten-year moving average of changes in “annual economy-wide private non-farm business multifactor productivity” as projected by the Secretary of Health and Human Services.  This could result in significant cuts to Medicare reimbursement, thereby negatively impacting our operators.

The Medicare Improvements for Patients and Providers Act of 2008 (the “MIPPA”) became law on July 15, 2008 and made a variety of changes to Medicare, some of which may affect SNFs.  For instance, the MIPPA extended the therapy caps exceptions process through December 31, 2009.  The Healthcare Reform Law further extended the therapy cap exceptions process through December 31, 2010.  The therapy caps limit the physical therapy, speech-language therapy and occupational therapy services that a Medicare beneficiary can receive during a calendar year.  These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits.  Expiration of the therapy caps exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

Quality of Care Initiatives.  The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators.  For instance, in December 2008, the CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid. Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis.  The Healthcare Reform Law includes a requirement that the Government Accounting Office conduct a study of this ranking system, the results of which cannot be predicted.  In the event any of our operators do not maintain the same or superior levels of quality care as their competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues.  In addition, the reporting of such information could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

The Office of Inspector General’s (the “OIG”) Work Plan for fiscal year 2010, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  While we cannot predict the results of the OIG's activities, they could result in further scrutiny and/or oversight of nursing homes.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2009.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2009 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements:

In January 2010, the FASB issued guidance on fair value measurements and disclosures. This guidance specifies that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number) related to Level 3 fair value measurements as part of a reconciliation of the beginning and ending balances. The guidance further clarifies the disclosure regarding the level of disaggregation and input and valuation techniques.  The adoption of this guidance did not impact our financial position or results of operations.

In February 2010, the FASB issued guidance on subsequent events. This guidance provides a definition for SEC filer and eliminates the requirement to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not impact our financial position or results of operations.

In June 2009, the FASB issued guidance to significantly amend the consolidation guidance applicable to variable interest entities (“VIEs”). The consolidation model was modified to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. The amendments also require expanded disclosures related to VIEs which are largely consistent with the disclosure framework currently applied by us. The new guidance was effective January 1, 2010 for us. The adoption of this guidance did not impact our financial position or results of operations.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2010 and 2009

Operating Revenues

Our operating revenues for the three months ended March 31, 2010 totaled $58.7 million, an increase of $9.5 million over the same period in 2009.  The $9.5 million increase relates primarily to: (i) an increase in rental income of approximately $6.0 million due to the acquisition of 40 facilities from CapitalSource which occurred on December 22, 2009 and (ii) the conversion of 4 facilities from our mortgage loan portfolio to leased properties portfolio.  In February 2010, we took possession of 4 facilities through a deed-in-lieu of foreclosure process with one of our mortgagees.  We have entered into a long-term lease with a third party tenant to operate these facilities.  In addition, miscellaneous income increased by $3.7 million due to a settlement with one of our prior operators in February 2010 for breach of contract related to failure to pay rent.  Other investment income also increased by approximately $0.1 million primarily as a result of an approximately $12.9 million investment in 2 mortgage back certificate notes.  Offsetting the above noted increases is a decrease of $0.3 million in mortgage interest income as a result of deed-in-lieu of foreclosure for one of our operators.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 totaled $23.2 million, an increase of approximately $3.7 million over the same period in 2009.  The increase was primarily due to: (i) an increase in depreciation and amortization expense of $3.8 million primarily associated with the acquisition of 40 facilities from CapitalSource which occurred on December 22, 2009, (ii) an increase of $0.4 million in restricted stock expense as a result of a modification to the vesting portion of performance targets for our 2009 performance restricted stock units and (iii) an increase of $0.2 million related to expense incurred in connection with the December 2009 CapitalSource acquisition, offset by the reduction of $0.8 million in expenses related to owned and operated facilities.

Other Income (Expense)

For the three months ended March 31, 2010, total other expenses were $14.5 million, an increase of approximately $9.8 million over the same period in 2009.  The increase in interest expense of approximately $4.8 million was primarily due to an increase in borrowings outstanding and the weighted average borrowing rate primarily as a result of the debt used and assumed to finance the December 2009 CapitalSource acquisition.  In addition, during the first quarter of 2009, we received $4.5 million in cash for a legal settlement.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2010, was $33.4 million, compared to $33.6 million, for the same period in 2009.

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

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- month ended March 31, 2010:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income available to common stockholders	$18,680	$22,641
Elimination of non-cash items included in net income
Depreciation and amortization	14,687	10,931
Funds from operations available to common stockholders	$33,367	$33,572

Portfolio and Recent Developments

143 Facility CapitalSource Acquisitions

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) (“CapitalSource”) and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities (the “Option”), for approximately $565 million.  The purchase price for the CapitalSource subsidiaries subject to the Option is approximately $295 million.

Completed First Closing

On December 22, 2009, we purchased entities owning 40 facilities and an option (the “Option”) to purchase entities owning 63 additional facilities.  The consideration consisted of: (i) approximately $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) the assumption of approximately $59.4 million of 6.8% mortgage debt maturing on December 31, 2011.  We incurred approximately $1.8 million in transaction costs, of which $1.6 million was incurred during 2009.  We valued the 2,714,959 shares of our common stock at approximately $52.8 million on December 22, 2009.

Anticipated HUD Portfolio Closing

Subject to the terms and conditions of the CapitalSource Purchase Agreement, at a second closing (the “HUD Portfolio Closing”), we will purchase certain CapitalSource subsidiaries owning 40 additional facilities (the “HUD Portfolio”) that are encumbered by long-term mortgage financing guaranteed by the U.S. Department of Housing and Urban Development (“HUD”).  CapitalSource has recently obtained approximately $130 million of additional HUD financing (the “New HUD Debt”) on certain of the facilities comprising the HUD Portfolio. As a result of the New HUD Debt, the aggregate purchase price to be paid by us for the HUD Portfolio of approximately $270 million will consist of approximately:

•	$67 million in cash, and

•
$203 million of assumed debt, which includes $20 million of 9.0% subordinated debt maturing in December 2021, $54 million of HUD debt at a 6.41% weighted average annual interest rate maturing between January 2036 and May 2040, and $130 million of New HUD Debt at a 4.85% annual interest rate and maturing in 2040.

The HUD Portfolio Closing is expected to occur during the second quarter of 2010, subject to the terms and conditions of the CapitalSource Purchase Agreement. The 40 additional facilities represent 4,882 available beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

Anticipated Option Exercise

On April 20, 2010, we provided notice of our intent to exercise our Option to acquire certain CapitalSource subsidiaries owning 63 additional long-term care facilities.  The aggregate consideration to be paid at the closing of the Option exercise (the “Option Closing”), which is expected to occur in June 2010, is approximately $295 million, consisting of approximately: (i) $34 million in cash, and (ii) the repayment of $261 million of debt. The 63 facilities owned by the CapitalSource subsidiaries to be acquired at the Option Closing, represent 6,607 available beds located in 19 states and are part of 30 in-place triple net leases among 18 operators. The 30 leases generate approximately $34 million of annualized revenue.

The purchase price payable at each of the HUD Portfolio Closing and the Option Closing is subject to certain adjustments, including but not limited to a dollar-for-dollar increase or decrease of the consideration to the extent the assumed debt is less than or greater than the amount set forth in the CapitalSource Purchase Agreement, and an upward or downward adjustment to prorate certain items of accrued and prepaid income and expense of the CapitalSource subsidiaries to be acquired.

The consummation of the Option Closing and the HUD Portfolio Closing are subject to customary closing conditions, including the acquisition of relevant third party lender and governmental consent, and there can be no assurance as to when or whether such transactions will be consummated.

Held for Sale

At March 31, 2010, we owned two SNFs classified as held-for-sale with an aggregate net book value of approximately $0.9 million.

Liquidity and Capital Resources

At March 31, 2010, we had total assets of $1.7 billion, stockholders’ equity of $905.3 million and debt of $781.3 million, representing approximately 46.3% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2010.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$785,000	$-	$-	$410,000	$375,000
Purchase obligations (2)	362,184	362,184	-	-	-
Operating lease obligations(3)	2,911	289	603	637	1,382
Total	$1,150,095	$362,473	$603	$410,637	$376,382

(1)
The $785.0 million includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $100 million aggregate principal amount of a 6.5% Term Loan due December 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016 and $200 million of 7.5% senior notes due 2020.

(2)	Represents approximate purchase price to be paid in connection with HUD Portfolio Closing and the Option Closing.
(3)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At March 31, 2010, we had no amount outstanding under our $200 million revolving senior secured credit facility (the “2009 Credit Facility”), and no letters of credit outstanding, leaving availability of $200 million.

On April 13, 2010, we entered into a new $320 million revolving senior secured credit facility (the “2010 Credit Facility”).  The 2010 Credit Facility replaces the 2009 Credit Facility.  The 2010 Credit Facility matures in four years, on April 13, 2014; provided, we have refinanced or repaid our $310 million, 7% Senior Notes due April 2014 (the “2014 Notes”), prior to December 31, 2013.  In the event the 2014 Notes have not been refinanced or repaid on or prior to December 31, 2013, the maturity date of the 2010 Credit Facility will become December 31, 2013.  The 2010 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $420 million during our first three years.  At March 31, 2010, deferred financing fees associated with the 2009 Credit Facility were $3.5 million.  These fees will be written–off in the second quarter of 2010.

The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on our consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR is currently 350 basis points.  The 2010 Credit Facility will be used for acquisitions and general corporate purposes.

The 2010 Credit Facility was made up of a syndication of eight financial institutions.  Banc of America Securities LLC was Joint Lead Arranger and Sole Book Manager.  Deutsche Bank Trust Company Americas was Joint Lead Arranger and Co-Syndication Agent.  UBS Securities LLC was Co-Syndication Agent and Bank of America, N.A. was the Administrative Agent.  General Electric Capital Corporation, Credit Agricole Corporate and Investment Bank, Jefferies Group, Inc., RBS Citizens, N.A., and Stifel Bank & Trust participated in the 2010 Credit Facility as Managing Agents.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of March 31, 2010, we were in compliance with all property level and corporate financial covenants.

$200 Million Senior Notes

On February 9, 2010, we issued and sold $200 million aggregate principal amount of our 7.5% Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes mature on February 15, 2020 and pay interest semi-annually on August 15th and February 15th.

    We may redeem the notes at any time on or after February 15, 2015 at the redemption prices specified under “Description of the Notes – Optional Redemption”.  In addition, until February 15, 2013 we may redeem up to 35% of the notes with the net proceeds of one or more public equity offerings.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the pending CapitalSource acquisitions.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.

$59 Million Mortgage Debt

In connection with the December 22, 2009 closing under the CapitalSource Purchase Agreement, we assumed $59.4 million of 6.8% mortgage debt maturing on December 31, 2011 with a one year extension right. The mortgage debt is secured by 12 facilities per the terms of the mortgage debt agreement.  On February 16, 2010, we used proceeds from our $200 million 7.5% senior note offering to repay the assumed mortgage debt.

Sale of Remaining Common Stock Shares in Equity Shelf Program

During the three months ended March 31, 2010, 1,859,399 shares of our common stock were issued through our $100 million Equity Shelf Program for gross proceeds of approximately $37.6 million, net of $0.8 million of commissions and fees.

On April 6, 2010, we sold the remaining 1,687,763 shares of our common stock under our Equity Shelf Program for net proceeds of approximately $32.3 million. We intend to use the net proceeds of this offering for working capital and general corporate purposes.

    After the April 6, 2010 transaction, we have sold a total of 5.2 million shares of common stock generating a total of $97.6 million of net proceeds under the Equity Shelf Program.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our 2010 Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreement, unless a greater distribution is required to maintain REIT status.  The credit agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.

For the three- months ended March 31, 2010, we paid total dividends of $30.6 million.

On April 15, 2010, the Board of Directors declared a common stock dividend of $0.32 per share that was paid May 17, 2010 to common stockholders of record on April 30, 2010.

On April 15, 2010, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on April 30, 2010.  The stockholders of record of the Series D Preferred Stock on April 30, 2010 will be paid dividends in the amount of $0.52344 per preferred share on May 17, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period February 1, 2010 through April 30, 2010.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2010 Credit Facility and expected proceeds from mortgage payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $75.2 million as of March 31, 2010, an increase of $73.0 million as compared to the balance at December 31, 2009.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $38.8 million for the three months ended March 31, 2010, as compared to $45.4 million for the same period in 2009, a decrease of $6.6 million.  The decrease in operating cash is primarily due to approximately $5.9 million reduction of cash flow from our owned and operated facilities in 2010 compared to 2009.

Investing Activities – Net cash flow from investing activities was an outflow of $22.9 million for the three months ended March 31, 2010, as compared to an outflow of $39 thousand for the same period in 2009.  The increase in cash outflow from investing activities relates primarily to (i) $6.0 million increase in spending on capital improvement projects, (ii) in 2010, other investments net – had a $13.9 million use of cash compared to $2.9 million net generated cash for other investment –net in 2009.

Financing Activities – Net cash flow from financing activities was an inflow of $57.2 million for the three months ended March 31, 2010 as compared to an outflow of $35.4 million for the same period in 2009.  The $92.5 million change in financing activities was primarily a result of: (i) net proceeds of $196.6 million of our 7.5% senior notes issued in February 2010, (ii) net proceeds of $36.8 million from our common stock issued through our Equity Shelf Program during the first quarter of 2010 compared to no issuance for the same period in 2009 and (iii) an increase in net proceeds from our dividend reinvestment proceeds of $12.0 million due to reinstatement of the optional cash purchase component of our DRSPP in May 2009.  Offsetting these increases were: (i) an increase in net payments of our credit facility of $85.6 million during the first quarter of 2010 compared to the same period 2009 (ii) the repayment of $59.4 million during the first quarter of 2010 in debt assumed as part of the December 22, 2009 CapitalSource acquisition (iii) the payment of $4.3 million in payments of deferred financing costs associated with the issuance of our $200 million 7.5% senior notes in February 2010, and (iv) an increase in dividend payment of $3.6 million due to an increase in the number of shares outstanding.

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

The interest rate charged on our 2009 Credit Facility can vary based on the interest rate option we choose to utilize. The interest rates per annum applicable to the 2009 Credit Facility are the reserve-adjusted LIBOR Rate, with a floor of 200 basis points (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin. The applicable margin with respect to the 2009 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 4.75% to 3.75% in the case of Eurodollar Rate advances, from 3.5% to 2.5% in the case of base rate advances, and from 4.75% to 3.75% in the case of letter of credit fees. As of March 31, 2010, we had no outstanding debt under the 2009 Credit Facility.  In April 2010, we entered into a new $320 million 2010 Credit Facility.  The 2010 Credit Facility replaces the 2009 Credit Facility.

For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2009.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2010.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2009, with the Securities and Exchange Commission on March 1, 2010, which sets forth our risk factors in Item 1A therein.  We have not experienced any material changes from the risk factors previously described therein, except as set forth below.

Risks Related to the Operators of Our Facilities

New healthcare reform laws may have a significant impact on our business.

Recently enacted public laws reforming the healthcare system in the United States may have a significant impact on our operators. In March 2010, the President signed into law The Patient Protection and Affordable Care Act (the “PPACA”) and The Healthcare and Education and Reconciliation Act of 2010, which amends the PPACA (collectively, the “Healthcare Reform Law”). The Healthcare Reform Law contains various provisions that may significantly impact our operators. Some of the provisions may have a positive impact on our operators, for example by increasing coverage of uninsured individuals, while others may have a negative impact, for example by altering the market basket adjustments for certain types of healthcare facilities. The Healthcare Reform Law also enhances certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of the federal health care laws. In addition, there are provisions that impact the health coverage that we and our operators provide to our respective employees. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the Healthcare Reform Law, our revenue and operations may be adversely affected as well.

Our operators may be required to devote a substantial amount of resources to comply with regulations promulgated under the Healthcare Reform Law.

The Healthcare Reform Law is complex and will result in extensive new rules and regulation.  Our operators may be required to expend significant resources to ensure compliance with all such rules and regulation, or in some cases, change their operations.  The expenditure of significant resources by our operators and any change in their operations caused by the Healthcare Reform Law could negatively impact our operators and the results of their operations.

The Healthcare Reform Law could result in increased enrollment in Medicaid, which could negatively impact our operators.

The Healthcare Reform Law will likely result in an increased number of eligible Medicaid recipients, which could require our operators to increase their Medicaid bed capacity.  Because Medicaid generally provides for lower reimbursement than other payors, a substantial increase in the number of our operators’ Medicaid patients could result in less revenue for the operators and thereby adversely impact our operations.  Changes to Medicaid administration under the Healthcare Reform Law will be implemented on a state-by-state basis and we cannot predict the impact such changes will have on our operators.

Risks Related to Us and Our Operations

We can provide you with no assurance that the contemplated CapitalSource acquisitions will occur.

Pursuant to the terms of the Securities Purchase Agreement we entered into with CapitalSource Inc., we have agreed to acquire 40 facilities subject to obtaining the consent of the U.S. Department of Housing and Urban Development (the “HUD Portfolio”).  In addition, on April 19, 2010, we exercised our option under the Securities Purchase Agreement to acquire 63 additional facilities from CapitalSource Inc. (the “Option Portfolio”). Our acquisition of each of the Option Portfolio and the HUD Portfolio is subject to customary closing conditions, including third party le nder and governmental consent, and there can be no assurance as to when or whether such transactions will be consummated.

Item 6 – Exhibits

Exhibit No.	Description
4.1
Indenture, dated as of February 9, 2010, by and among Omega, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 10, 2010).

10.1
Purchase Agreement, dated as of February 4, 2010, by and among Omega, the guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as the Initial Purchasers (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 10, 2010).

10.2
Registration Rights Agreement, dated as of February 9, 2010 by and among Omega, the guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as the Initial Purchasers (Incorporated by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 10, 2010).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:           May 10, 2010                                           By:         /S/ C. TAYLOR PICKETT
                C. Taylor Pickett
               Chief Executive Officer

Date:           May 10, 2010                                           By:         /S/ ROBERT O. STEPHENSON
                Robert O. Stephenson
               Chief Financial Officer