Form 10-Q
period 2010-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2010-08-06
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 2010.

Common Stock, $.10 par value                                                                           94,773,956
(Class)                                                                                      (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2010

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	June 30, 2010 (unaudited) and December 31, 2009	2

	Consolidated Statements of Income (unaudited)
	Three and six months ended June 30, 2010 and 2009	3

	Consolidated Statements of Stockholders’ Equity
	Six months ended June 30, 2010 (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended June 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements
	June 30, 2010 (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II	Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	40

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$2,341,084	$1,669,843
Less accumulated depreciation	(327,536)	(296,441)
Real estate properties – net	2,013,548	1,373,402
Mortgage notes receivable – net	87,858	100,223
	2,101,406	1,473,625
Other investments – net	33,397	32,800
	2,134,803	1,506,425
Assets held for sale – net	722	877
Total investments	2,135,525	1,507,302

Cash and cash equivalents	1,957	2,170
Restricted cash	21,730	9,486
Accounts receivable – net	87,136	81,558
Other assets	47,803	50,778
Operating assets for owned and operated properties	2,294	3,739
Total assets	$2,296,445	$1,655,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$221,000	$94,100
Secured borrowings	302,821	159,354
Unsecured borrowings – net	703,193	484,695
Accrued expenses and other liabilities	108,077	49,895
Operating liabilities for owned and operated properties	273	1,762
Total liabilities	1,335,364	789,806

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 94,490 shares as of June 30, 2010 and 88,266 as of December 31, 2009	9,449	8,827
Common stock – additional paid-in-capital	1,279,507	1,157,931
Cumulative net earnings	558,848	522,388
Cumulative dividends paid	(995,211)	(932,407)
Total stockholders’ equity	961,081	865,227
Total liabilities and stockholders’ equity	$2,296,445	$1,655,033

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Rental income	$51,520	$41,225	$98,729	$82,400
Mortgage interest income	2,519	2,895	5,133	5,771
Other investment income – net	1,790	539	2,536	1,150
Miscellaneous	20	130	3,749	204
Nursing home revenues of owned and operated assets	2,956	4,363	7,336	8,787
Total operating revenues	58,805	49,152	117,483	98,312

Expenses
Depreciation and amortization	16,451	10,990	31,138	21,921
General and administrative	3,672	3,086	7,382	6,245
Acquisition costs	1,192	-	1,412	-
Impairment loss on real estate properties	155	-	155	70
Nursing home expenses of owned and operated assets	2,797	5,498	7,369	10,851
Total operating expenses	24,267	19,574	47,456	39,087

Income before other income and expense	34,538	29,578	70,027	59,225
Other income (expense):
Interest income	62	6	77	17
Interest expense	(14,705)	(8,712)	(28,280)	(17,485)
Interest – amortization of deferred financing and refinancing costs	(4,386)	(1,026)	(5,364)	(1,526)
Litigation settlements	-	-	-	4,527
Total other expense	(19,029)	(9,732)	(33,567)	(14,467)

Income before loss on assets sold	15,509	19,846	36,460	44,758
Loss on assets sold – net	-	(24)	-	(24)
Net income	15,509	19,822	36,460	44,734
Preferred stock dividends	(2,272)	(2,272)	(4,543)	(4,543)
Net income available to common	$13,237	$17,550	$31,917	$40,191

Income per common share available to common shareholders:
Basic:
Net income	$0.14	$0.21	$0.35	$0.49
Diluted:
Net income	$0.14	$0.21	$0.35	$0.49

Dividends declared and paid per common share	$0.32	$0.30	$0.64	$0.60

Weighted-average shares outstanding, basic	93,031	82,573	90,935	82,485
Weighted-average shares outstanding, diluted	93,153	82,674	91,057	82,578

Components of other comprehensive income:
Net income	$15,509	$19,822	$36,460	$44,734
Unrealized loss on other investments	(38)	-	-	-
Total comprehensive income	$15,471	$19,822	$36,460	$44,734

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2009 (88,266 common shares)	$108,488	$8,827	$1,157,931	$522,388	$(932,407)	$—	$865,227
Issuance of common stock:
Grant of restricted stock (13 shares at $20.00 per share)	—	1	(1)	—	—	—	—
Amortization of restricted stock	—	—	1,290	—	—	—	1,290
Dividend reinvestment plan (1,412 shares at $19.51 per share)	—	141	27,385	—	—	—	27,526
Exercised options (15 share at an average exercise price of $6.12 per share)	—	1	88	—	—	—	89
Grant of stock as payment of directors fees (4 share at an average of $18.91 per share)	—	1	74	—	—	—	75
Equity Shelf Program (3,787 shares at $19.99 per share, net of issuance costs)	—	379	73,146	—	—	—	73,525
Issuance of common stock for acquisition (995 shares at $19.80 per share)	—	99	19,594	—	—	—	19,693
Net income	—	—	—	36,460	—	—	36,460
Common dividends ($0.64 per share).	—	—	—	—	(58,261)	—	(58,261)
Preferred dividends (Series D of $1.05 per share)	—	—	—	—	(4,543)	—	(4,543)

Balance at June 30, 2010 (94,490 common shares)	$108,488	$9,449	$1,279,507	$558,848	$(995,211)	$—	$961,081
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$36,460	$44,734
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,138	21,921
Impairment loss on real estate properties	155	70
Amortization of deferred financing and refinancing costs	5,364	1,526
Restricted stock amortization expense	1,306	959
Loss (gain) on assets sold – net	—	24
Other	(75)	(86)
Gain on sale of securities	(789)	—
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(1,381)	144
Straight-line rent	(3,961)	(4,734)
Lease inducement	(236)	399
Other operating assets and liabilities	(1,999)	7,515
Operating assets and liabilities for owned and operated properties	(44)	8,465
Net cash provided by operating activities	65,938	80,937

Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(343,180)	—
Proceeds from sale of real estate investments	28	85
Capital improvements and funding of other investments	(17,003)	(7,525)
Proceeds from other investments	14,549	28,406
Investments in other investments	(14,356)	(28,275)
Collection of mortgage principal – net	45	266
Net cash used in investing activities	(359,917)	(7,043)

Cash flows from financing activities
Proceeds from credit facility borrowings	271,000	118,000
Payments on credit facility borrowings	(144,100)	(135,500)
Receipts of other long-term borrowings	196,556	—
Payments of other long-term borrowings	(59,354)	—
Payment of financing related costs	(8,824)	(4,359)
Receipts from dividend reinvestment plan	27,526	6,967
Net proceeds from issuance of common stock	73,525	(209)
Payments from exercised options – net	89	—
Dividends paid	(62,652)	(54,079)
Net cash provided by (used in) financing activities	293,766	(69,180)

(Decrease) increase in cash and cash equivalents	(213)	4,714
Cash and cash equivalents at beginning of period	2,170	209
Cash and cash equivalents at end of period	$1,957	$4,923
Interest paid during the period, net of amounts capitalized	$21,509	$17,642

Non-cash investing activities
Assumed debt obligations	$202,015	$—
Non-cash settlement of mortgage obligations	(12,395)	—
Non-cash acquisition of real estate properties	12,395	—
Stock consideration issued for acquisition	19,693	—
Net non-cash investing activities	$221,708	$—
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

Omega Healthcare Investors, Inc. (“Omega” or the “Company”) has one reportable segment consisting of investments in healthcare related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

On July 7, 2008, we took ownership and/or possession of 15 facilities through bankruptcy court proceedings which were previously operated by Haven Eldercare (Haven).  Prior to July 7, 2008, we had (i) leased eight facilities to Haven under a master lease agreement and (ii) provided mortgage financing to a Haven entity for seven facilities that we had previously consolidated according to accounting rules regarding variable interest entities then in place.  As a result of the bankruptcy court judgment, the bankruptcy court retired the mortgage on the seven facilities in exchange for ownership of the facilities and awarded us certain other operational assets of Haven as well.  Accordingly, effective July 7, 2008, we were no longer required to consolidate the Haven entity for which we had provided the mortgage because all of the assets of the Haven entity were transferred to us and we no longer had a variable interest in the Haven entity.  In addition to receiving title to the seven facilities and certain other operational assets, on July 7, 2008, we assumed operating responsibility for the 15 Haven facilities.  In July 2008, a new entity (TC Healthcare) was formed to operate these properties on our behalf through the use of an independent contractor.  TC Healthcare’s managing member and sole voting member, an individual with experience in operating these types of facilities, has no equity investment at risk and is unrelated to Omega.  Omega and TC Healthcare entered into an agreement that requires Omega to provide the working capital requirements for TC Healthcare and to absorb the operating losses of TC Healthcare.  The agreement also provides Omega with the right to receive the economic benefits of the entity.  TC Healthcare is a variable interest entity as the entity does not have sufficient equity investment at risk to support its operations without subordinated financial support.  Additionally, Omega has the power to direct the activities as Omega has the unilateral right to replace the shareholder.  Omega is deemed the primary beneficiary of TC Healthcare as Omega has the controlling economic interest in the entity and therefore, consolidated the operations of TC Healthcare.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Omega have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  We have evaluated all subsequent events through the date of the filing of this Form 10-Q. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries of Omega, and TC Healthcare, an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenants/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer and as of such date, TC Healthcare no longer operates these facilities.  The operating revenues and expenses and related operating assets and liabilities of the two facilities through May 31, 2010 are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  TC Healthcare is responsible for the collection of the accounts receivable earned and the liabilities incurred prior to the date of the transition to the new tenant/operator.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

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

A summary of our net receivables by type is as follows:

	June 30, 2010	December 31, 2009
	(in thousands)

Contractual receivables	$4,887	$2,818
Straight-line receivables	56,273	52,395
Lease inducements	29,256	29,020
Allowance	(3,280)	(2,675)
Accounts receivable – net	$87,136	$81,558

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

In February 2010, the FASB issued guidance on subsequent events. This guidance provides a definition for SEC filers and eliminates the requirement to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not impact our financial position or results of operations.

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

NOTE 2 –PROPERTIES AND INVESTMENTS

In the ordinary course of our business activities, we periodically evaluate investment opportunities and extend credit to customers.  We also regularly engage in lease and loan extensions and modifications. Additionally, we actively monitor and manage our investment portfolio with the objectives of improving credit quality and increasing investment returns.  In connection with our portfolio management, we may engage in various collection and foreclosure activities.

If we acquire real estate pursuant to a foreclosure or bankruptcy proceeding, the assets will initially be included on the consolidated balance sheet at the lower of cost or estimated fair value (see Note 3– Owned and Operated Assets).

Leased Property

Our leased real estate properties, represented by 370 SNFs, 10 assisted living facilities (“ALFs”) and five specialty facilities at June 30, 2010, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

143 Facility CapitalSource Acquisitions

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) (“CapitalSource”) and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities (the “Option”), for approximately $565 million.  The purchase price for the CapitalSource subsidiaries subject to the Option was approximately $295 million.

Completed First Closing

On December 22, 2009, we purchased CapitalSource entities owning 40 facilities and an Option  to purchase CapitalSource entities owning 63 additional facilities for an aggregate purchase price of approximately $294.1 million.  The consideration consisted of: (i) approximately $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) the assumption of approximately $59.4 million of 6.8% mortgage debt maturing on December 31, 2011.  We incurred approximately $1.8 million in transaction costs, of which $1.6 million was recognized during 2009.  We valued the 2,714,959 shares of our common stock at approximately $52.8 million on December 22, 2009.

The 40 facilities represent 5,264 available beds located in 12 states, and are part of 15 in-place triple net leases among 12 operators.   The 12 leases generate approximately $31 million of annualized revenue.

We are in the process of gathering the information necessary to complete the purchase price allocation of the December 22, 2009 acquisition.  Based on our preliminary allocation we have allocated approximately $275 million to land, building and furniture and fixtures and approximately $4 million in net below market value in-place leases.  The market value of the debt assumed approximated face value.  We have not recorded goodwill in connection with this transaction.

Completed HUD Portfolio Closing

On June 29, 2010, we purchased CapitalSource entities owning 40 facilities for an aggregate purchase price of approximately $271 million.   We also paid consideration of approximately $15 million for escrow accounts transferred to us at closing.  The 40 facilities are encumbered by approximately $182 million in long-term mortgage financing guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) and $20 million in subordinated notes.  The following summarizes the consideration paid at closing:

•	$65 million in cash,

•
$202 million face value of assumed debt, which includes $20 million of 9.0% unsecured debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $129 million of new HUD Debt at a 4.85% annual interest rate maturing in 2040 between January 2040 and January 2045, and

•	995 thousand shares of our common stock valued at approximately $19 million on June 29, 2010.

The 40 facilities represent 4,882 available beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

We are in the process of gathering the information necessary to complete the purchase price allocation of the June 29, 2010 acquisition.  Based on our preliminary allocation, we have allocated approximately $309 million to land, building and furniture and fixtures on our accompanying consolidated balance sheets, and approximately $15 million in net below market value in-place leases.  In addition, we recorded approximately $23 million of fair value adjustment related to the assumed debt for above market debt assumed based on the terms of comparable debt.  We have not recorded goodwill in connection with this transaction.

Completed Option Exercise

On April 20, 2010, we provided notice of our intent to exercise our Option to acquire CapitalSource entities owning 63 facilities.  On June 9, 2010, we completed our purchase of the 63 CapitalSource facilities for an aggregate purchase price of approximately $293 million in cash.   We used a combination of cash and borrowings of under our $320 million revolving senior secured credit facility to fund the acquisition.

The 63 facilities represent 6,607 available beds located in 19 states, and are part of 30 in-place triple net leases among 18 operators. The 30 leases generate approximately $33 million of annualized revenue.

We are in the process of gathering the information necessary to complete the purchase price allocation of the June 9, 2010 acquisition.  Based on our preliminary allocation, we have allocated approximately $333 million to land, building and furniture and fixtures on our accompanying consolidated balance sheets and approximately $15 million in net below market value in-place leases.  We have not recorded goodwill in connection with this transaction.

We incurred approximately $1.2 million in transaction costs associated with the HUD portfolio and Option portfolio closings.

The facilities acquired from CapitalSource on December 22, 2009, June 9, 2010 and June 29, 2010 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operation reflect each of the CapitalSource transactions as if they occurred on January 1, 2009.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisition have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amount, unaudited)

Revenues	$72,306	$72,696	$146,652	$145,362
Net income available to common	$16,069	$23,332	$38,290	$51,738

Earnings per share – diluted:
Net income available to common – as reported	$0.14	$0.21	$0.35	$0.49
Net income available to common – pro forma	$0.17	$0.27	$0.42	$0.60

Purchase of Mortgage Backed Certificate Securities

In March 2010, we purchased, in the open market, two series of mortgage backed certificates with a face value of $14 million for approximately $12.9 million.  The securities yield, including the amortization of the discount, is approximately 10% annually.  The certificates were part of a $250 million trust that was secured by 65 SNFs owned by CapitalSource, 63 of which we acquired on June 9, 2010 as part of the Option closing.  On June 21, 2010, we sold these mortgage back certificates for approximately $14.0 million, generating a gain of approximately $0.8 million which is included in the accompanying consolidated statement of income.

Mortgage Notes Receivable

Our mortgage notes receivable relate to 10 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in three (3) states, operated by two (2) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of June 30, 2010, none of our mortgages were in default or in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

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

NOTE 3 – OWNED AND OPERATED ASSETS

On June 1, 2010, the remaining two owned and operated facilities were transitioned to a third party operator/tenant and are now part of a master lease agreement with Formation.  As a result of the transition to Formation, we no longer operate any facilities, effective June 1, 2010.

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

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  The 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which were operated by TC Healthcare until May 31, 2010, have been transferred to Formation/Genesis.  Our consolidated financial statements include the results of operations of Vermont facilities from July 7, 2008 to May 31, 2010.  As of June 30, 2010, our gross investment in land and buildings for the two properties was approximately $15.1 million.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Nursing home revenues	$2,956	$4,363	$7,336	$8,787

Nursing home expenses	2,797	5,498	7,369	10,851
Gain (loss) from nursing home operations	$159	$(1,135)	$(33)	$(2,064)

NOTE 4 – CONCENTRATION OF RISK

As of June 30, 2010, our portfolio of real estate investments consisted of 398 healthcare facilities, located in 34 states and operated by 46 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.4 billion at June 30, 2010, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 370 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 10 SNFs, and three SNFs that are currently held for sale.  At June 30, 2010, we also held miscellaneous investments of approximately $33.4 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2010, approximately 15% of our real estate investments were leased to and operated by two public companies: Sun Healthcare Group, Inc (“Sun”) (9%) and Advocat Inc. (“Advocat”) (6%).  Our largest private company operators (by investment) were CommuniCare Health Services (“CommuniCare”) (13%) and Airamid Health Management, LLC (“Airamid”) (11%).  No other operator represents more than 9% of our investments.  The three states in which we had our highest concentration of investments were Florida (24%), Ohio (14%) and Pennsylvania (7%) at June 30, 2010.

For the three-month period ended June 30, 2010, our revenues from operations totaled $58.8 million, of which approximately $8.8 million were from CommuniCare (15%), $7.9 million from Sun (13%) and $5.4 million from Advocat (9%).  No other operator generated more than 9% of our revenues from operations for the three-month period ended June 30, 2010.

For the six-month period ended June 30, 2010, our revenues from operations totaled $117.5 million, of which approximately $17.6 million were from CommuniCare (15%), $15.7 million from Sun (13%) and $11.2 million from Advocat (10%).  No other operator generated more than 8% of our revenues from operations for the six-month period ended June 30, 2010.  Our owned and operated assets generated $7.3 million (6%) of revenue in June 30, 2010.

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

NOTE 5 –DIVIDENDS

Common Dividends

On July 15, 2010, the Board of Directors declared a common stock dividend of $0.36 per share, increasing the quarterly common dividend by $0.04, or 12.5%, per share over the prior quarter.  The common dividends are to be paid August 16, 2010 to common stockholders of record on July 30, 2010.

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

Series D Preferred Dividends

On July 15, 2010, the Board of Directors declared the regular quarterly dividends for our 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 30, 2010.  The stockholders of record of the Series D Preferred Stock on July 30, 2010 will be paid dividends in the amount of $0.52344 per preferred share on August 16, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2010 through July 30, 2010.

On April 15, 2010, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid May 17, 2010 to preferred stockholders of record on April 30, 2010.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of June 30, 2010 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance as we concluded it was more-likely-than-not that the deferred tax asset would not be realized.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- and six- month periods ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Restricted stock expense	$467	$479	$1,306	$959

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan.

Restricted Stock Award

The restricted stock awards vest one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of June 30, 2010, 204,935 shares of restricted stock have vested under the restricted stock award.

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

On March 29, 2010, the Compensation Committee of Omega’s Board of Directors (the “Committee”) determined that, based on the 26% Total Shareholder Return actually achieved for the twelve month period ended December 31, 2009 and in light of the challenging economic and capital market conditions that prevailed generally during 2009, it was appropriate to waive the vesting requirement solely with respect to the PRSUs that would have vested on December 31, 2009 had a cumulative, annualized Total Shareholder Return of 11% been achieved.  As a result of the modification to the 2009 PRSUs, we recorded approximately $0.4 million of additional expense which was recorded during the first quarter of 2010 and accrued dividends of approximately $0.1 million related to this vesting.

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

The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of June 30, 2010:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$668
2008 Annual performance restricted stock units	41,332	8.78	363	20	-
2009 Annual performance restricted stock units, including modification	41,332	19.10	789	32	-
2010 Annual performance restricted stock units	41,332	8.14	255	44	29
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	104
Total	534,900		$7,067		$801

As of June 30, 2010, we had 1,995 stock options and 26,267 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the restricted shares are scheduled to vest over the next three years.  As of June 30, 2010, the unrecognized compensation cost associated with the directors is approximately $0.3 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	June 30,	December 31,
	Maturity	Rate	2010	2009
			(in thousands)
Secured borrowings:
Revolving lines of credit	2014	4.34%	$221,000	$94,100

GECC Term loan	2014	6.50%	100,000	100,000
CapitalSource mortgage	2011	6.80%	—	59,354
HUD Berkadia mortgage	2036 - 2040	6.61%	53,209	—
HUD Capital Funding mortgage	2040 - 2045	4.85%	128,806	—
			282,015	159,354
Fair value adjustment at assumption date (1)			20,806	—
Total secured borrowings			302,821	159,354

Unsecured borrowings:
2014 Notes	2014	7.0%	$310,000	$310,000
2016 Notes	2016	7.0%	175,000	175,000
2020 Notes	2020	7.5%	200,000	—
HUD subordinated debt	2021	9.0%	20,000	—
			705,000	485,000
Premium (discount)			(3,600)	(305)
Fair value adjustment at assumption date (1)			1,793	—
Total unsecured borrowings			703,193	484,695
Totals - net			$1,227,014	$738,149

(1)	Adjustment to reflect assumption of debt to fair market value. The debt was assumed as part of the HUD Portfolio closing on June 29, 2010.

Bank Credit Agreements

At June 30, 2010, we had $221.0 million outstanding under our new $320 million revolving senior secured credit facility (the “2010 Credit Facility”), and no letters of credit outstanding, leaving availability of $99.0 million.

On April 13, 2010, we entered into our 2010 Credit Facility and concurrently terminated our $200 million revolving senior secured credit facility (the “2009 Credit Facility”).  The 2010 Credit Facility matures in four years, on April 13, 2014; provided, we have refinanced or repaid our $310 million, 7% senior notes due April 2014 (the “2014 Notes”) prior to December 31, 2013.  In the event the 2014 Notes have not been refinanced or repaid on or prior to December 31, 2013, the maturity date of the 2010 Credit Facility will become December 31, 2013.  The 2010 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $420 million during our first three years.  At March 31, 2010, deferred financing fees associated with the 2009 Credit Facility were $3.5 million.  These fees were written–off in April 2010.

The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on the consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR is currently 350 basis points.

$59 million Mortgage Debt

In connection with the December 22, 2009 closing under the CapitalSource Purchase Agreement, we assumed $59.4 million of 6.8% mortgage debt maturing on December 31, 2011 with a one year extension right. The mortgage debt was secured by 12 facilities per the terms of the mortgage debt agreement.  On February 16, 2010, we used proceeds from the offering of our $200 million 7.5% Senior Notes due 2020 to repay the assumed mortgage debt.

$200 Million Senior Notes

On February 9, 2010, we issued and sold $200 million aggregate principal amount of 7.5% senior notes due 2020 (the “2020 Notes”).  The 2020 Notes mature on February 15, 2020 and pay interest semi-annually on August 15th and February 15th.

We may redeem the 2020 Notes, in whole at any time or in part from time to time, at redemption prices of 103.75%, 102.5% and 101.25% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on February 15 of the years 2015, 2016 and 2017, respectively, and at a redemption price of 100% of the principal amount thereof on and after February 15, 2018, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until February 15, 2013 we may redeem up to 35% of the 2020 Notes with the net proceeds of one or more public equity offerings at a redemption price of 107.5% of the principal amount of the 2020 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource acquisition, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the CapitalSource acquisitions.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.  The entities we acquired on June 29, 2010 from CapitalSource which own 40 facilities (see “Completed HUD Portfolio Closing” above) and the entities created to effect the acquisition are not guarantors of our 2020 Notes, or our outstanding 2014 or 2016 Notes.  As of June 30, 2010, our subsidiaries that are not guarantors of these Notes accounted for approximately $339.7 million of our total assets.

HUD Mortgage Loans and Subordinate Notes

In connection with the June 29, 2010, acquisition of the HUD Portfolio from CapitalSource, we assumed 29 HUD mortgage loans from CapitalSource.  The face value of eleven of the HUD loans assumed was $53.2 million have a weighted average annual interest rate of 6.61% and mature between January 2036 and May 2040.  The face value for the other eighteen HUD loans assumed was $128.8 million, and mature between January 2040 and January 2045 and all have an annual interest rate of 4.85%.  We also assumed five separate $4.0 million subordinated notes that mature in December 2021.

In accordance with the guidance for a business combination, we are required to allocate the fair value of the assets purchased and liabilities assumed, including identifiable intangible in the CapitalSource transaction at their fair values.  Our preliminary estimate of the fair value of the HUD mortgage loans assumed is approximately $20.8 million greater than the face value of the loans as market rates for comparable loans at the acquisition date were less than the stated rates on the loans.  Our preliminary estimate of the fair value of the subordinated notes assumed is approximately $1.8 million greater than the face value of the subordinated notes as market rates for comparable notes at the acquisition date were less than the stated rates on the notes.  We will amortize the impact of the fair value adjustment for the mortgage loans and subordinated notes over there terms, respectively, utilizing an effective interest method.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of June 30, 2010, we were in compliance with all property level and corporate financial covenants.

Equity Issuance and Programs

1.0 Million Share Common Stock Issuance

On June 29, 2010, in connection with our acquisition of certain subsidiaries of CapitalSource, we issued approximately 1.0 million shares of our common stock to the selling stockholder.  The closing price of the common stock was $19.80 per share.

$140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements (the “Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $140,000,000 (the “2010 ESP”) with each of BofA Merrill Lynch, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities, Jefferies & Company, Inc., RBS Securities Inc., Stifel Nicolaus & Company, Incorporated and UBS Securities LLC, each as sales agents and/or principal (collectively, the “Managers”). Under the terms of the Agreements, we may from time to time offer and sell shares of our common stock, having an aggregate gross sales price of up to $140,000,000 through or to the Managers.  We will pay each Manager compensation from the sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable Agreement.

Sales of the shares made pursuant to the Agreements, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices or as otherwise agreed with the Managers. Under the terms of the Agreements, we may also sell shares to each of the Managers as principal for its own respective account, at a price agreed upon at the time of sale. If we sell shares to any of the Managers, as principal, we will enter into a separate terms agreement with the applicable Manager, setting forth the terms of such transaction, and we will describe the agreement in a separate prospectus supplement or pricing supplement.

The shares will be offered under a prospectus supplement describing the program dated June 25, 2010, which was filed pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission.

We intend to use the net proceeds of the 2010 ESP for working capital and general corporate purposes.

We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the Agreements. No assurance can be given that we will sell any shares under the Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.

We have not sold shares under this program as of June 30, 2010.

Sale of Common Stock Shares in $100 Million Equity Shelf Program

During the three months ended March 31, 2010, 1,859,399 shares of our common stock were issued through our $100 million Equity Shelf Program established in 2009 (the “2009 ESP”) for proceeds of approximately $37.6 million, net of $0.8 million of commissions and fees.

On April 6, 2010, we sold 1,687,763 shares of our common stock under the 2009 ESP for net proceeds of approximately $32.3 million.  We intend to use the net proceeds of this offering for working capital and general corporate purposes.

With the April 6, 2010 transaction, we concluded our $100 million 2009 ESP.  Since inception of the 2009 ESP, we have sold a total of 5.2 million shares of common stock generating a total of $97.6 million of net proceeds under the program.

NOTE 9 - FINANCIAL INSTRUMENTS

At June 30, 2010 and December 31, 2009, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$1,957	$1,957	$2,170	$2,170
Restricted cash	21,730	21,730	9,486	9,486
Mortgage notes receivable – net	87,858	85,981	100,223	98,251
Other investments – net	33,397	29,093	32,800	29,725
Totals	$144,942	$138,761	$144,679	$139,632
Liabilities:
Revolving lines of credit	$221,000	$221,000	$94,100	$94,100
6.50% GECC Term loan	100,000	104,092	100,000	100,000
6.80% CapitalSource Mortgage Note	—	—	59,354	59,354
7.00% Notes due 2014	310,000	313,355	310,000	314,615
7.00% Notes due 2016	175,000	177,469	175,000	176,506
7.50 % Notes due 2020	200,000	202,377	—	—
HUD debt	182,015	182,015	—	—
HUD subordinated debt	20,000	20,000	—	—
(Discount)/Premium - net	(3,600)	(2,555)	(305)	(215)
Fair value adjustment at assumption date (1)	22,599	22,599	—	—
Totals	$1,227,014	$1,240,352	$738,149	$744,360

(1)	Adjustment to reflect assumption of debt to fair market value. The debt was assumed as part of the HUD closing on June 29, 2010.

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

NOTE 10 – LITIGATION

On January 7, 2010, LCT SE Texas Holdings, L.L.C. (“LCT”), an affiliate of Mariner Health Care and the lessee of four facilities located in the Houston area (the “LCT Facilities”), filed a petition in the District Court of Harris County, Texas (No. 2010-01120) against four landlord entities (the “CSE Entities”), the member interests of which we purchased as part of the December 2009 CapitalSource acquisition. The petition relates to a right of first refusal (“ROFR”) under the master lease between LCT and the CSE Entities. The petition alleges, among other things, that (i) the notice of the acquisition of the member’s interests of the CSE Entities was not proper under the ROFR provision  in the master lease, (ii) the purchase price allocated to the member’s interests of the CSE Entities (or the LCT Facilities) pursuant to the CapitalSource Purchase Agreement and specified in the notice to LCT of its ROFR, if any, was  not a bona fide offer, did not represent “true market value”, and failed to trigger the ROFR, and (iii) we tortiously interfered with LCT’s right to exercise the ROFR.  The petition seeks a declaratory adjudication with respect to the identified claims above, a claim for specific performance permitting LCT to exercise its ROFR, and unspecified actual and punitive damages relating to breach of the master lease by the CSE Entities and tortious interference against us. We believe that the litigation is defensible. In addition, under the CapitalSource Purchase Agreement and related transaction documents, CapitalSource has agreed to indemnify us for any losses, including reasonable legal expenses, incurred by us in connection with this litigation.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$15,509	$19,822	$36,460	$44,734
Preferred stock dividends	(2,272)	(2,272)	(4,543)	(4,543)
Numerator for net income available to common per share - basic and diluted	$13,237	$17,550	$31,917	$40,191
Denominator:
Denominator for basic earnings per share	93,031	82,573	90,935	82,485
Effect of dilutive securities:
Restricted stock	114	90	112	80
Stock option incremental shares	—	11	5	11
Deferred stock	8	—	5	2
Denominator for diluted earnings per share	93,153	82,674	91,057	82,578

Earnings per share – basic:
Net income – basic	$0.14	$0.21	$0.35	$0.49
Earnings per share – diluted:
Net income – diluted	$0.14	$0.21	$0.35	$0.49

NOTE 12– CONSOLIDATING FINANCIAL STATEMENTS

As of June 30, 2010, we had outstanding (i) $200 million 7.50% Senior Notes due 2020, (ii) $175 million 7.00% Senior Notes due 2016 and (iii) $310 million 7.00% Senior Notes due 2014, which we collectively refer to as the senior notes.The senior notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the senior notes will not provide guarantees of the senior notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource at the HUD Portfolio Closing (see Note 2).  For the six months ended June 30, 2010, the operating cash flow of the non-guarantor subsidiaries were minor and insignificant.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the senior note. The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts

	June 30, 2010
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated
ASSETS
Land and buildings	$2,032,122	$308,962	$—	$2,341,084
Less accumulated depreciation	(327,462)	(74)	—	(327,536)
Real estate properties – net	1,704,660	308,888	—	2,013,548
Mortgage notes receivable – net	87,858	—	—	87,858
	1,792,518	308,888	—	2,101,406
Other investments – net	33,397	—	—	33,397
	1,825,915	308,888	—	2,134,803
Assets held for sale – net	722	—	—	722
Total investments	1,826,637	308,888	—	2,135,525

Cash and cash equivalents	1,957	—	—	1,957
Restricted cash	8,565	13,165	—	21,730
Accounts receivable – net	87,136	—	—	87,136
Intercompany receivable	85,247	—	(85,247)	—
Other assets	30,148	17,655	—	47,803
Operating assets for owned and operated properties	2,294	—	—	2,294
Total assets	$2,041,984	$339,708	$(85,247)	$2,296,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$221,000	$—	$—	$221,000
Secured borrowings	100,000	202,821	—	302,821
Unsecured borrowings – net	681,400	21,793	—	703,193
Accrued expenses and other liabilities	78,242	29,835	—	108,077
Intercompany payable	—	85,247	(85,247)	—
Operating liabilities for owned and operated properties	273	—	—	273
Total liabilities	1,080,915	339,696	(85,247)	1,335,364

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	—	—	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 94,490 shares as of June 30, 2010 and 88,266 as of December 31, 2009	9,449	—	—	9,449
Common stock – additional paid-in-capital	1,279,507	—	—	1,279,507
Cumulative net earnings	558,836	12	—	558,848
Cumulative dividends paid	(995,211)	—	—	(995,211)
Total stockholders’ equity	961,069	12	—	961,081
Total liabilities and stockholders’ equity	$2,041,984	$339,708	$(85,247)	$2,296,445

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,2010			June 30, 2010
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Revenue
Rental income	$51,368	$152	$51,520	$98,577	$152	$98,729
Mortgage interest income	2,519	-	2,519	5,133	-	5,133
Other investment income – net	1,790	-	1,790	2,536	-	2,536
Miscellaneous	20	-	20	3,749	-	3,749
Nursing home revenues of owned and operated assets	2,956	-	2,956	7,336	-	7,336
Total operating revenues	58,653	152	58,805	117,331	152	117,483

Expenses
Depreciation and amortization	16,377	74	16,451	31,064	74	31,138
General and administrative	3,669	3	3,672	7,379	3	7,382
Acquisition costs	1,192	-	1,192	1,412		1,412
Impairment loss on real estate properties	155	-	155	155	-	155
Nursing home expenses of owned and operated assets	2,797	-	2,797	7,369	-	7,369
Total operating expenses	24,190	77	24,267	47,379	77	47,456

Income before other income and expense	34,463	75	34,538	69,952	75	70,027
Other income (expense):
Interest income	61	1	62	76	1	77
Interest expense	(14,641)	(64)	(14,705)	(28,216)	(64)	(28,280)
Interest – amortization of deferred financing and refinancing costs	(4,386)	-	(4,386)	(5,364)	-	(5,364)
Litigation settlements	-	-	-	-	-	-
Total other expense	(18,966)	(63)	(19,029)	(33,504)	(63)	(33,567)

Income before gain (loss) on assets sold	15,497	12	15,509	36,448	12	36,460
(loss) gain on assets sold – net	-	-	-	-	-	-
Net income	15,497	12	15,509	36,448	12	36,460
Preferred stock dividends	(2,272)	-	(2,272)	(4,543)	-	(4,543)
Net income available to common	$13,225	$12	$13,237	$31,905	$12	$31,917

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

(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facilities;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	changes in our credit ratings and the ratings of our debt and preferred securities;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in the financial position of our operators;
(xiii)	changes in interest rates;
(xiv)	the amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts; and
(xvi)	our ability to maintain our status as a real estate investment trust.

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

On July 7, 2008, we took ownership and/or possession of 15 facilities through bankruptcy court proceedings which were previously operated by Haven Eldercare (Haven).  Prior to July 7, 2008, we had (i) leased eight facilities to Haven under a master lease agreement and (ii) provided mortgage financing to a Haven entity for seven facilities that we had previously consolidated according to accounting rules regarding variable interest entities then in place.  As a result of the bankruptcy court judgment, the bankruptcy court retired the mortgage on the seven facilities in exchange for ownership of the facilities and awarded us certain other operational assets of Haven as well.  Accordingly, effective July 7, 2008, we were no longer required to consolidate the Haven entity for which we had provided the mortgage because all of the assets of the Haven entity were transferred to us and we no longer had a variable interest in the Haven entity.  In addition to receiving title to the seven facilities and certain other operational assets, on July 7, 2008, we assumed operating responsibility for the 15 Haven facilities.  In July 2008, a new entity (TC Healthcare) was formed to operate these properties on our behalf through the use of an independent contractor.  TC Healthcare’s managing member and sole voting member, an individual with experience in operating these types of facilities, has no equity investment at risk and is unrelated to Omega.  Omega and TC Healthcare entered into an agreement that requires Omega to provide the working capital requirements for TC Healthcare and to absorb the operating losses of TC Healthcare.  The agreement also provides Omega with the right to receive the economic benefits of the entity.  TC Healthcare is a variable interest entity as the entity does not have sufficient equity investment at risk to support its operations without subordinated financial support.  Additionally, Omega has the power to direct the activities as Omega has the unilateral right to replace the shareholder.  Omega is deemed the primary beneficiary of TC Healthcare as Omega has the controlling economic interest in the entity and therefore, consolidated the operations of TC Healthcare.

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries of Omega and TC Healthcare.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results, assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer.  The operating revenues and expenses and related operating assets and liabilities of the two facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  TC Healthcare is responsible for the collection of the accounts receivable earned and the liabilities incurred prior to the date of the transition to the new tenant/operator.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at June 30, 2010, consisted of 398 healthcare facilities, located in 34 states and operated by 46 third-party operators.  Our gross investment in these facilities totaled approximately $2.4 billion at June 30, 2010, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 370 SNFs, (ii) 10 assisted living facilities (“ALFs”), (iii) five specialty facilities, (iv) fixed rate mortgages on 10 SNFs and (v) three SNFs that are currently held for sale.  At June 30, 2010, we also held other investments of approximately $33.4 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Recent Developments Regarding Government Regulation and Reimbursement

Healthcare Reform.  The Patient Protection and Affordable Care Act (the “PPACA”) was signed into law on March 23, 2010.  Accompanying the PPACA was the Healthcare and Education Affordability and Reconciliation Act of 2010 (the “Reconciliation Act,” and together with the PPACA, the “Healthcare Reform Law”), which was signed into law on March 30, 2010 and contains a number of amendments to the PPACA. This legislation represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and will affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways.  Some changes under the Healthcare Reform Law will occur almost immediately, such as changes to pre-existing condition requirements and coverage of dependents.  Other changes, including taxes on so-called “Cadillac” health plans, will be implemented over the next eight years.  We expect significant rule making and regulations under the Healthcare Reform Law to be promulgated during that time.

The attorneys general for several states have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  This litigation is in its early stages and the outcome cannot be predicted.

Given the multitude of factors involved in the Healthcare Reform Law and the substantial requirements for regulation thereunder, we cannot predict the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us.  The Healthcare Reform Law could result in decreases in payments to our operators or otherwise adversely affect the financial condition of our operators.  We cannot predict whether our operators will have the ability to modify certain aspects of their operations to lessen the impact of any increased costs or other adverse effects resulting from changes in governmental programs, private insurance and/or employee welfare benefit plans.  The impact of the Healthcare Reform Law on each of our operators will vary depending on payor mix, resident conditions and a variety of other factors.  In addition to the provisions relating to reimbursement, other provisions of the Healthcare Reform Law may impact our operators as employers (e.g., requirements related to providing health insurance for employees), which could negatively impact the financial condition of our operators. We anticipate that many of the provisions in the Healthcare Reform Law may be subject to further clarification and modification during the rule making process.

Reimbursement.  The recent downturn in the U.S. economy has resulted in significant cost-cutting at both the federal and state levels.  These cost-cutting measures, together with the implementation of changes in reimbursement rates under the Healthcare Reform Law, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.  We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us.  However, significant limits on the scopes of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

Medicaid.  Current market and economic conditions, as well as the implementation of rules under the Healthcare Reform Law, will likely have a significant impact on state budgets and healthcare spending.  Fiscal conditions have continued to deteriorate, and many states are experiencing significant budget gaps.

State budget deficits were exacerbated by increased enrollment in Medicaid during 2009.  We anticipate that Medicaid enrollment could begin to increase as early as 2010, as the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid and simplifies enrollment in this program.  Since our operators’ profit margins on Medicaid patients are generally relatively low, substantial reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial conditions, which in turn could negatively impact us.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009, provides for enhanced federal Medicaid matching rates that may provide some relief to states.  Because states have discretion with respect to their Medicaid programs, some states may address budget shortfalls outside of Medicaid by reallocating state funds that otherwise would have been spent on Medicaid expenditures.  As a result, the impact of the ARRA Medicaid funding on our operators will depend on how states choose to use the funding.  Further, the ARA funding is currently scheduled to end December 31, 2010.  Many states are concerned that the lack of funds will have a negative impact on their budgets.

Medicare.  On July 22, 2010, the CMS published a proposed rule on Medicare’s prospective payment system for SNFs for federal fiscal year 2011.  The proposed rule includes an increase in payments to nursing homes equal to $524 million or 1.7%.  The impact of the changes among our operators may vary, depending in part on the characteristics of the patient populations of the individual facilities.

In 2009, the CMS finalized a revised case-mix classification system, the RUG-IV, and planned implementation for fiscal year 2010.  However, the Healthcare Reform Law delayed implementation of RUG-IV back one year to October 1, 2011.  Congress is currently considering legislation that would repeal the extension so that RUG-IV would be effective beginning October 1, 2010. The change in case-mix classification methodology has the potential to impact reimbursement, although the ultimate impact of the RUG-IV classification model on reimbursement to our operators is unknown.

Under the Healthcare Reform Law, beginning in fiscal year 2012, the SNF market basket will be reduced by a productivity adjustment equal to the ten-year rolling average of changes in “annual economy-wide private non-farm business multifactor productivity” as projected by the Secretary of Health and Human Services.  This could result in significant cuts to Medicare reimbursement, thereby negatively impacting our operators.

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

Quality of Care Initiatives.  The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators.  For instance, in December 2008, the CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid. Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis.  The Healthcare Reform Law includes a requirement that the Government Accounting Office conduct a study of this ranking system, the results of which cannot be predicted.  In the event any of our operators does not maintain or receive the same or superior ranking as its competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues.  In addition, the reporting of such information could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

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

Three Months Ended June 30, 2010 and 2009

Operating Revenues

Our operating revenues for the three months ended June 30, 2010 totaled $58.8 million, an increase of $9.7 million over the same period in 2009.  The $9.7 million increase relates primarily to an increase in rental income of approximately $10.3 million due to: (i)  the CapitalSource acquisitions which occurred on December 22, 2009, June 9, 2010 and June 29, 2010 and (ii) the conversion of 4 facilities from our mortgage loan portfolio to leased properties portfolio.  In February 2010, we took possession of 4 facilities through a deed-in-lieu of foreclosure process with one of our mortgagees.  We have entered into a long-term lease with a third party tenant to operate these facilities.  In addition, a $1.3 million increase in other investment income was primarily the result of income received from two mortgage back certificate notes that were retired during the second quarter of 2010.  Offsetting the above noted increases are (i) a decrease of $0.4 million in mortgage interest income as a result of deed-in-lieu of foreclosure for one of our operators and (ii) a decrease of $1.4 million in owned and operated due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 totaled $24.3 million, an increase of approximately $4.7 million over the same period in 2009.  The increase was primarily due to: (i) an increase in depreciation and amortization expense of $5.5 million primarily associated with the CapitalSource acquisitions which occurred on December 22, 2009, June 9, 2010 and June 29, 2010 , (ii) an increase of $1.2 million in acquisition cost related to the expenses incurred in connection with the CapitalSource acquisitions, (iii) an increase of $0.6 million in general and administrative expense primarily related to expenses incurred in connection with the CapitalSource acquisitions and (iv) an increase of $0.2 million in provisions for impairment related to a reduction in the carrying value of one of our held-for-sale facilities to its estimated fair value less costs to sell, offset by the reduction of $2.7 million in owned and operated primarily due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Other Income (Expense)

For the three months ended June 30, 2010, total other expenses were $19.0 million, an increase of approximately $9.3 million over the same period in 2009.  The increase in interest expense of approximately $6.0 million was primarily due to an increase in borrowings outstanding, including debt assumed to finance the CapitalSource acquisitions.  In addition, the increase of $2.9 million in interest refinancing costs relates to the write-off of $3.5 million during the second quarter of 2010 associated with the termination of the $200 million 2009 Credit Facility compared to a write-off of $0.5 million of deferred cost associated with the termination of the $255 million credit facility in June 2009.

Six Months Ended June 30, 2010 and 2009

Operating Revenues

Our operating revenues for the six months ended June 30, 2010 totaled $117.5 million, an increase of $19.2 million over the same period in 2009.  The $19.2 million increase relates primarily to an increase in rental income of approximately $16.3 million primarily due to: (i) the CapitalSource acquisitions which occurred on December 22, 2009, June 9, 2010 and June 29, 2010 and (ii) the conversion of 4 facilities from our mortgage loan portfolio to leased properties portfolio.  In February 2010, we took possession of 4 facilities through a deed-in-lieu of foreclosure process with one of our mortgagees.  We have entered into a long-term lease with a third party tenant to operate these facilities.  In addition, miscellaneous income increased by $3.5 million due to a settlement with one of our prior operators in February 2010 for breach of contract related to failure to pay rent.  Other investment income also increased by approximately $1.4 million primarily as a result of income received from the repayment of two mortgage back certificate notes that were retired during the second quarter of 2010.  Offsetting the above noted increases are (i) a decrease of $0.6 million in mortgage interest income as a result of deed-in-lieu of foreclosure for one of our operators and (ii) a decrease of $1.5 million in owned and operated due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 totaled $47.5 million, an increase of approximately $8.4 million over the same period in 2009.  The increase was primarily due to: (i) an increase in depreciation and amortization expense of $9.2 million primarily associated with the CapitalSource acquisitions which occurred on December 22, 2009, June 9, 2010 and June 29, 2010,  (ii) an increase of $1.4 million in acquisition cost related to the expenses incurred in connection with the CapitalSource acquisitions, (iii) an increase of $0.8 million in general and administrative expense primarily related to expenses incurred in connection with the CapitalSource acquisitions and (iv) an increase of $0.3 million in restricted stock expense as a result of a modification to the vesting portion of performance targets for our 2009 performance restricted stock units, offset by the reduction of $3.5 million in owned and operated primarily due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Other Income (Expense)

For the six months ended June 30, 2010, total other expenses were $33.6 million, an increase of approximately $19.1 million over the same period in 2009.  The increase in interest expense of approximately $10.8 million was primarily due to an increase in borrowings outstanding, including debt assumed to finance the CapitalSource acquisitions.  In addition, the increase of $2.9 million in interest refinancing costs relates to the write-off of $3.5 million during the second quarter of 2010 associated with the termination of the 2009 Credit Facility compared to a write-off of $0.5 million of deferred cost associated with the termination of the $255 million credit facility in June 2009.  During the first quarter of 2009, we received $4.5 million in cash for a legal settlement.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2010, was $29.7 million, compared to $28.6 million, for the same period in 2009.

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

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- and six- months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Net income available to common stockholders	$13,237	$17,550	$31,917	$40,191
Add back loss (deduct gain) from real estate dispositions	—	24	—	24
Sub-total	13,237	17,574	31,917	40,215
Elimination of non-cash items included in net income:
Depreciation and amortization	16,451	10,990	31,138	21,921
Funds from operations available to common stockholders	$29,688	$28,564	$63,055	$62,136

Portfolio and Recent Developments

143 Facility CapitalSource Acquisitions

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) (“CapitalSource”) and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities (the “Option”), for approximately $565 million.  The purchase price for the CapitalSource subsidiaries subject to the Option was approximately $295 million.

Completed First Closing

On December 22, 2009, we purchased CapitalSource entities owning 40 facilities and an Option to purchase entities owning 63 additional facilities for an aggregate purchase price of approximately $294.1 million.  The consideration consisted of: (i) approximately $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) the assumption of approximately $59.4 million of 6.8% mortgage debt maturing on December 31, 2011.  We incurred approximately $1.8 million in transaction costs, of which $1.6 million was incurred during 2009.  We valued the 2,714,959 shares of our common stock at approximately $52.8 million on December 22, 2009.

The 40 facilities represent 5,264 available beds located in 12 states, and are part of 15 in-place triple net leases among 12 operators.   The 12 leases generate approximately $31 million of annualized revenue.

We are in the process of gathering the information necessary to complete  the purchase price allocation of the December 22, 2009 acquisition.  Based on our preliminary allocation we have allocated approximately $275 million to land, building and furniture and fixtures and approximately $4 million in net below market value in-place leases.  The market value of the debt assumed approximated face value.  We have not recorded goodwill in connection with this transaction.

Completed HUD Portfolio Closing

On June 29, 2010, we purchased CapitalSource entities owning 40 facilities for an aggregate purchase price of approximately $271 million.  We also paid consideration for approximately $15 million in escrow accounts transferred to us at closing.  The 40 facilities are encumbered by approximately $182 million of long-term mortgage financing guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) and $20 million of subordinated debt that we assumed from CapitalSource as part of the transaction.  The following summarizes the consideration paid at closing:

•	$65 million in cash,

•
$202 million face value of assumed debt, which includes $20 million of 9.0% unsecured debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $129 million of new HUD Debt at a 4.85% annual interest rate between January 2040 and January 2045, and

•	995 thousand shares of our common stock valued at approximately $19 million on June 29, 2010.

The 40 facilities represent 4,882 available beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

We are in the process of gathering the information necessary to complete the purchase price allocation of the June 29, 2010 acquisition.  Based on our preliminary allocation, we have allocated approximately $309 million to land, building and furniture and fixtures on our accompanying consolidated balance sheets, and approximately $15 million in net below market value in-place leases.  In addition, we recorded approximately $23 million of fair value adjustment related to the assumed debt for above market debt assumed based on the terms of comparable debt.  We have not recorded goodwill in connection with this transaction.

Completed Option Exercise

On April 20, 2010, we provided notice of our intent to exercise our Option to acquire CapitalSource entities owning 63 additional facilities.  On June 9, 2010, we completed our purchase of the 63 CapitalSource facilities for an aggregate purchase price of approximately $293 million in cash.  We used a combination of cash and borrowings under our $320 million revolving senior secured credit facility to fund the acquisition.

The 63 facilities represent 6,607 available beds located in 19 states and are part of 30 in-place triple net leases among 18 operators.  The 30 leases generate approximately $33 million of annualized revenue.

We are in the process of gathering the information necessary to complete the purchase price allocation of the June 9, 2010 acquisition.  Based on our preliminary allocation, we have allocated approximately $333 million to land, building and furniture and fixtures on our accompanying consolidated balance sheets and approximately $15 million in net below market value in-place leases.  We have not recorded goodwill in connection with this transaction.

Held for Sale

During the three months ended June 30, 2010, a $0.2 million provision for impairment charge was recorded to reduce the carrying value of one of our held-for-sale facilities to its estimated fair value.  The facility is scheduled to be sold in the third quarter of 2010.  At June 30, 2010, we owned three SNFs classified as held-for-sale with an aggregate net book value of approximately $0.7 million.

Liquidity and Capital Resources

At June 30, 2010, we had total assets of $2.3 billion, stockholders’ equity of $961.1 million and debt of $1.2 billion, representing approximately 56.1% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2010.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,208,015	$-	$-	$631,000	$577,015
Operating lease obligations(2)	2,838	291	607	641	1,299
Total	$1,210,853	$291	$607	$631,641	$578,314

(1)
The $1.2 billion includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $100 million aggregate principal amount of a 6.5% Term Loan due December 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $200 million of 7.5% senior notes due 2020, $221 million in borrowings under the $320 million revolving senior secured credit facility (the “2010 Credit Facility”) due in April 2014, 20 million of 9.0% subordinated debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $129 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At June 30, 2010, we had $221 million outstanding under our new $320 million revolving senior secured credit facility (the “2010 Credit Facility”), and no letters of credit outstanding, leaving availability of $99.0 million.

On April 13, 2010, we entered into our 2010 Credit Facility and concurrently terminated our $200 million revolving senior secured credit facility (the “2009 Credit Facility”).  The 2010 Credit Facility matures in four years, on April 13, 2014; provided, we have refinanced or repaid our $310 million, 7% Senior Notes due April 2014 (the “2014 Notes”), prior to December 31, 2013.  In the event the 2014 Notes have not been refinanced or repaid on or prior to December 31, 2013, the maturity date of the 2010 Credit Facility will become December 31, 2013.  The 2010 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $420 million during our first three years.  At March 31, 2010, deferred financing fees associated with the 2009 Credit Facility were $3.5 million.  These fees were written–off in April 2010.

The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on our consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR is currently 350 basis points.  The 2010 Credit Facility will be used for acquisitions and general corporate purposes.

$59 Million Mortgage Debt

In connection with the December 22, 2009 closing under the CapitalSource Purchase Agreement, we assumed $59.4 million of 6.8% mortgage debt maturing on December 31, 2011 with a one year extension right. The mortgage debt is secured by 12 facilities per the terms of the mortgage debt agreement.  On February 16, 2010, we used proceeds from the offering of our $200 million 7.5% Senior Notes due 2020 to repay the assumed mortgage debt.

$200 Million Senior Notes

On February 9, 2010, we issued and sold $200 million aggregate principal amount of our 7.5% Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes mature on February 15, 2020 and pay interest semi-annually on August 15th and February 15th.

We may redeem the 2020 Notes, in whole at any time or in part from time to time, at redemption prices of 103.75%, 102.5% and 101.25% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on February 15 of the years 2015, 2016 and 2017, respectively, and at a redemption price of 100% of the principal amount thereof on and after February 15, 2018, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until February 15, 2013 we may redeem up to 35% of the notes with the net proceeds of one or more public equity offerings at a redemption price of 107.5% of the principal amount of the 2020 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the pending CapitalSource acquisitions.  Guarantors of the 2020 Notes include only our existing restricted subsidiaries and all of our future restricted subsidiaries that guarantee any indebtedness of ours or of our subsidiary guarantors.  Any subsidiary that we properly designate as an unrestricted subsidiary under the indenture governing the 2020 Notes will not provide a guarantee of the 2020 Notes.  Our non-guarantor subsidiaries accounted for approximately $339.7 million of our total assets as of June 30, 2010.

HUD Mortgage Loans and Subordinate Notes

In connection with the June 29, 2010, acquisition of the Housing and Urban Development (the “HUD”) portfolio from CapitalSource, we assumed 29 HUD mortgage loans from CapitalSource.  The face value of eleven of the HUD loans assumed was $53.2 million have a weighted average interest rate of 6.61% and mature between January 2036 and May 2040.  The face value for the other eighteen HUD loans assumed was $128.8 million, and mature between January 2040 and January 2045 and all have an annual interest rate of 4.85%.  We also assumed five separate $4.0 million subordinated notes that mature in December 2021.

In accordance with the guidance for debt assumed in a business combination, we are required to allocate the fair value of the assets purchase and liabilities assumed in the transaction.  Our preliminary estimate of the fair value of the HUD mortgages loans assumed is approximately $20.8 million greater than the face value of the loans as market rates for comparable loans at the acquisition date were less than the stated rates on the loans.  Our preliminary estimate of the fair value of the subordinated notes assumed is approximately $1.8 million greater than the face value of the subordinated notes as market rates for comparable loans at the acquisition date were less than the stated rates on the notes.  We will amortize the impact of the fair value adjustment over the term of the loan utilizing an effective interest method.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of June 30, 2010, we were in compliance with all property level and corporate financial covenants.

1.0 Million Share Common Stock Issuance

On June 29, 2010, we issued approximately 1.0 million shares of our common stock as part of the consideration paid at the June 29, 2010 HUD Portfolio closing under our purchase agreement with CapitalSource.  The closing price of the common stock was $19.80 per share.

$140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements (the “Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $140,000,000 (the “2010 ESP”) with each of BofA Merrill Lynch, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities, Jefferies & Company, Inc., RBS Securities Inc., Stifel Nicolaus & Company, Incorporated and UBS Securities LLC, each as sales agents and/or principal (collectively, the “Managers”). Under the terms of the Agreements, we may from time to time offer and sell shares of our common stock, having an aggregate gross sales price of up to $140,000,000 through or to the Managers.  We will pay each Manager compensation for the sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable Agreement.

Sales of the shares made pursuant to the Agreements, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices or as otherwise agreed with the Managers. Under the terms of the Agreements, we may also sell shares to each of the Managers as principal for its own respective account, at a price agreed upon at the time of sale. If we sell shares to any of the Managers, as principal, we will enter into a separate terms agreement with the applicable Manager, setting forth the terms of such transaction, and we will describe the agreement in a separate prospectus supplement or pricing supplement.

The shares will be offered under a prospectus supplement describing the program dated June 25, 2010, which was filed pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission.

We intend to use the net proceeds of the 2010 ESP for working capital and general corporate purposes.

We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the Agreements. No assurance can be given that we will sell any shares under the Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.

Sale of Common Stock Shares in $100 Million Equity Shelf Program

During the three months ended March 31, 2010, 1,859,399 shares of our common stock were issued through our $100 million Equity Shelf Program established in 2009 (the “2009 ESP”) for gross proceeds of approximately $37.6 million, net of $0.8 million of commissions and fees.

On April 6, 2010, we sold 1,687,763 shares of our common stock under the 2009 ESP for net proceeds of approximately $32.3 million.  We intend to use the net proceeds of this offering for working capital and general corporate purposes.

At the conclusion of the April 6, 2010 transaction, we concluded our $100 million 2009 ESP.  Since inception of the 2009 ESP, we have sold a total of 5.2 million shares of common stock generating a total of $97.6 million of net proceeds under the program.

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

For the three- and six- months ended June 30, 2010, we paid total dividends of $32.1 million and $62.7 million, respectively.

On July 15, 2010, the Board of Directors declared a common stock dividend of $0.36 per share, increasing the quarterly common dividend by $0.04, or 12.5%, per share over the prior quarter.  The common dividends are to be paid August 16, 2010 to common stockholders of record on July 30, 2010.

On July 15, 2010, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on July 30, 2010.  The stockholders of record of the Series D Preferred Stock on July 30, 2010 will be paid dividends in the amount of $0.52344 per preferred share on August 16, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period May 1, 2010 through July 30, 2010.

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

Cash and cash equivalents totaled $2.0 million as of June 30, 2010, a decrease of $0.2 million as compared to the balance at December 31, 2009.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $65.9 million for the six months ended June 30, 2010, as compared to $80.9 million for the same period in 2009, a decrease of $15.0 million.  The decrease in operating cash is primarily due to approximately $8.5 million reduction of cash flow from our owned and operated facilities in 2010 compared to 2009.

Investing Activities – Net cash flow from investing activities was an outflow of $359.9 million for the six months ended June 30, 2010, as compared to an outflow of $7.0 million for the same period in 2009.  The increase in cash outflow from investing activities of $352.9 million relates primarily to (i) $343.2 million acquisitions in real estate and (ii) $9.5 million increase in spending on capital improvement projects.

Financing Activities – Net cash flow from financing activities was an inflow of $293.8 million for the six months ended June 30, 2010 as compared to an outflow of $69.2 million for the same period in 2009.  The $362.9 million change in financing activities was primarily a result of: (i) an increase in net proceeds of our credit facility of $144.4 million during the first six months of 2010 compared to the same period 2009, (ii) net proceeds of $196.6 million of our 7.5% Senior Notes due 2020 issued in February 2010, (iii) net proceeds of $73.5 million from our common stock issued through our Equity Shelf Program during the first six months of 2010 compared to no issuance for the same period in 2009 and (iv) an increase in net proceeds from our dividend reinvestment proceeds of $20.6 million due to reinstatement of the optional cash purchase component of our DRSPP in May 2009.  Offsetting these increases were: (i) the repayment of $59.4 million during the first quarter of 2010 in debt assumed as part of the December 22, 2009 CapitalSource acquisition (ii) the net increase in payment of $4.4 million related to deferred financing costs associated with the issuance of our $200 million 7.5% Senior Notes due 2020 in February 2010 and the 2010 Credit Facility in April 2010, and (iii) an increase in dividend payment of $8.6 million due to an increase in the number of shares outstanding.

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

The interest rate charged on our 2010 Credit Facility can vary based on the interest rate option we choose to utilize. The interest rates per annum applicable to the 2010 Credit Facility are the reserve-adjusted LIBOR Rate (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin. The applicable margin with respect to the 2010 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 4.25% to 3.25% in the case of Eurodollar Rate advances, from 3.0% to 2.0% in the case of base rate advances, and from 4.25% to 3.25% in the case of letter of credit fees..  The 2010 Credit Facility, which was entered into in April 2010, replaces the 2009 Credit Facility. As of June 30, 2010, the total amount of debt outstanding on the 2010 Credit Facility was $221.0 million.

The interest rate per annum applicable to our Term Loan is also based on the Eurodollar Rate, with a floor of 100 basis points, plus a fixed applicable margin equal to 5.5%.  As of June 30, 2010, the total amount of debt outstanding on our Term Loan was $100.0 million.

As of June 30, 2010, the Omega had no outstanding debt subject to interest rate fluctuations.
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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2010.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2009, with the Securities and Exchange Commission on March 1, 2010, which sets forth our risk factors in Item 1A therein, as supplemented in Part II, Item 1A to our Quarterly report on Form 10-Q for the three months ending March 31, 2010.  We have not experienced any material changes from the risk factors previously described therein, except as set forth below.

Risks Related to Us and Our Operations

We may not be able to adapt our management and operational systems to integrate and manage our growth without additional expense.

Our December 2009 and June 2010 acquisitions of certain CapitalSource subsidiaries has significantly increased the number of long-term care facilities in our investment portfolio and the number of states in which we own facilities. We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems to integrate and manage the facilities we have acquired and those that we may acquire under our existing cost structure in a timely manner. Our failure to timely integrate and manage the acquisition of the CapitalSource subsidiaries and future acquisitions or developments could have a material adverse effect on our results of operations and financial condition. In addition, projections of estimated future revenues, costs savings or operating metrics that we developed during the due diligence and integration planning process could prove to be inaccurate. If we experience any such inaccuracies, or if we later discover additional liabilities or experience unforeseen costs relating to the companies we acquired from CapitalSource or future acquired companies, we might not achieve the economic benefit we expect from acquisitions, which could have a material adverse effect on us.

Item 6 – Exhibits

Exhibit No.
1.1
Form of Equity Distribution Agreement, dated June 25, 2010, entered into by and between Omega Healthcare Investors, Inc. and each of Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., Stifel, Nicolaus & Company, Incorporated, and UBS Securities LLC (Incorporated by reference as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 25, 2010).

3.1	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc. (Incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 14, 2010).
10.1
Credit Agreement, dated as of April 13, 2010, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, OHI Asset (CO), LLC, Colonial Gardens, LLC, Wilcare, LLC, Texas Lessor- Stonegate, LP, OHIMA, Inc., Canton Health Care Land, Inc., Dixon Health Care Center, Inc., Hutton I Land, Inc., Hutton II Land, Inc., Hutton III Land, Inc., Leatherman Partnership 89-1, Inc., Leatherman Partnership 89-2, Inc., Leatherman 90-1, Inc., Meridian Arms Land, Inc., Orange Village Care Center, Inc., St. Mary’s Properties, Inc. the lenders named therein, and Bank of America, N.A. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2010).

10.2
Third Amendment to Second Consolidated Amended and Restated Master Lease dated as of April 1, 2010 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Service as lessees, together with the First Amendment to the Second Consolidated Amended and Restated Master Lease dated as of July 31, 2009 and the Second Amendment to the Second Consolidated Amended and Restated Master Lease dated as of November 3, 2009.

10.3	First Amendment to Casablanca Option Agreement, dated as of June 9, 2010, among Omega Healthcare Investors, Inc., CapitalSource Inc. and CSB SLB LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:           August 6, 2010                                           By:         /S/ C. TAYLOR PICKETT
             C. Taylor Pickett
             Chief Executive Officer

Date:           August 6, 2010                                           By:         /S/ ROBERT O. STEPHENSON
             Robert O. Stephenson
            Chief Financial Officer