Form 10-Q
period 2010-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2010-11-08
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2010.

Common Stock, $.10 par value                                                      98,488,048
(Class)                                                                (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2010

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	September 30, 2010 (unaudited) and December 31, 2009	2

	Consolidated Statements of Income (unaudited)
	Three and nine months ended September 30, 2010 and 2009	3

	Consolidated Statements of Stockholders’ Equity
	Nine months ended September 30, 2010 (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements
	September 30, 2010 (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	45

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$2,352,372	$1,669,843
Less accumulated depreciation	(355,274)	(296,441)
Real estate properties – net	1,997,098	1,373,402
Mortgage notes receivable – net	90,252	100,223
	2,087,350	1,473,625
Other investments – net	31,340	32,800
	2,118,690	1,506,425
Assets held for sale – net	670	877
Total investments	2,119,360	1,507,302

Cash and cash equivalents	1,192	2,170
Restricted cash	21,151	9,486
Accounts receivable – net	90,780	81,558
Other assets	60,440	50,778
Operating assets for owned and operated properties	635	3,739
Total assets	$2,293,558	$1,655,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$143,000	$94,100
Secured borrowings	302,210	159,354
Unsecured borrowings – net	702,947	484,695
Accrued expenses and other liabilities	122,739	49,895
Operating liabilities for owned and operated properties	1,579	1,762
Total liabilities	1,272,475	789,806

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 98,236 shares as of September 30, 2010 and 88,266 as of December 31, 2009	9,824	8,827
Common stock – additional paid-in-capital	1,358,564	1,157,931
Cumulative net earnings	575,855	522,388
Cumulative dividends paid	(1,031,648)	(932,407)
Total stockholders’ equity	1,021,083	865,227
Total liabilities and stockholders’ equity	$2,293,558	$1,655,033

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Rental income	$66,299	$41,226	$165,028	$123,626
Mortgage interest income	2,576	2,915	7,709	8,686
Other investment income – net	746	694	3,282	1,844
Miscellaneous	103	160	3,852	364
Nursing home revenues of owned and operated assets	-	4,758	7,336	13,545
Total operating revenues	69,724	49,753	187,207	148,065

Expenses
Depreciation and amortization	27,742	11,093	58,880	33,014
General and administrative	4,376	2,675	11,758	8,920
Acquisition costs	78	-	1,490	-
Impairment loss on real estate properties	-	89	155	159
Nursing home expenses of owned and operated assets	480	4,899	7,849	15,750
Total operating expenses	32,676	18,756	80,132	57,843

Income before other income and expense	37,048	30,997	107,075	90,222
Other income (expense):
Interest income	11	2	88	19
Interest expense	(19,070)	(9,171)	(47,350)	(26,656)
Interest – amortization of deferred financing and refinancing costs	(978)	(690)	(6,342)	(2,216)
Litigation settlements	-	-	-	4,527
Total other expense	(20,037)	(9,859)	(53,604)	(24,326)

Income before loss on assets sold	17,011	21,138	53,471	65,896
Loss on assets sold – net	(4)	-	(4)	(24)
Net income	17,007	21,138	53,467	65,872
Preferred stock dividends	(2,271)	(2,271)	(6,814)	(6,814)
Net income available to common	$14,736	$18,867	$46,653	$59,058

Income per common share available to common shareholders:
Basic:
Net income	$0.15	$0.23	$0.50	$0.71
Diluted:
Net income	$0.15	$0.22	$0.50	$0.71

Dividends declared and paid per common share	$0.36	$0.30	$1.00	$0.90

Weighted-average shares outstanding, basic	95,698	83,740	92,523	82,903
Weighted-average shares outstanding, diluted	95,987	83,858	92,700	83,004

Components of other comprehensive income:
Net income	$17,007	$21,138	$53,467	$65,872
Total comprehensive income	$17,007	$21,138	$53,467	$65,872

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2009 (88,266 common shares)	$108,488	$8,827	$1,157,931	$522,388	$(932,407)	$865,227
Issuance of common stock:
Grant of restricted stock (13 shares at $20.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	1,732	—	—	1,732
Dividend reinvestment plan (2,154 shares at $20.00 per share)	—	216	42,853	—	—	43,069
Exercised options (15 shares at an average exercise price of $6.12 per share)	—	1	88	—	—	89
Grant of stock as payment of directors fees (6 shares at an average of $19.60 per share)	—	1	112	—	—	113
Equity Shelf Program (6,789 shares at $20.72 per share, net of issuance costs)	—	679	136,255	—	—	136,934

Issuance of common stock for acquisition (995 shares at $19.80 per share)	—	99	19,594	—	—	19,693
Net income	—	—	—	53,467	—	53,467
Common dividends ($1.00 per share).	—	—	—	—	(92,427)	(92,427)
Preferred dividends (Series D of $1.57 per share)	—	—	—	—	(6,814)	(6,814)

Balance at September 30, 2010 (98,236 common shares)	$108,488	$9,824	$1,358,564	$575,855	$(1,031,648)	$1,021,083
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$53,467	$65,872
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,880	33,014
Impairment loss on real estate properties	155	159
Amortization of deferred financing and refinancing costs	6,342	2,216
Restricted stock amortization expense	1,756	1,439
Loss (gain) on assets sold – net	4	24
Amortization of other non-cash interest charges	27	—
Amortization of in-place leases	(1,852)	—
Other	(113)	(129)
Gain on sale of securities	(789)	—
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(2,033)	219
Straight-line rent	(6,928)	(6,987)
Lease inducement	(261)	532
Other operating assets and liabilities	(1,132)	10,117
Operating assets and liabilities for owned and operated properties	2,921	7,959
Net cash provided by operating activities	110,444	114,435
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(343,180)	—
Placement of mortgage loans	(2,372)	—
Proceeds from sale of real estate investments	81	85
Capital improvements and funding of other investments	(25,658)	(14,640)
Proceeds from other investments	18,720	39,515
Investments in other investments	(16,436)	(39,075)
Collection of mortgage principal – net	60	403
Net cash used in investing activities	(368,785)	(13,712)
Cash flows from financing activities
Proceeds from credit facility borrowings	314,000	138,500
Payments on credit facility borrowings	(265,100)	(193,000)
Receipts of other long-term borrowings	196,556	—
Payments of other long-term borrowings	(59,882)	—
Payment of financing related costs	(9,231)	(4,574)
Receipts from dividend reinvestment plan	43,069	17,073
Net proceeds from issuance of common stock	136,934	23,095
Payments from exercised options – net	89	—
Dividends paid	(99,072)	(81,380)
Net cash provided by (used in) financing activities	257,363	(100,286)

(Decrease) increase in cash and cash equivalents	(978)	437
Cash and cash equivalents at beginning of period	2,170	209
Cash and cash equivalents at end of period	$1,192	$646
Interest paid during the period, net of amounts capitalized	$41,764	$24,508
Non-cash investing activities
Assumed debt obligations	$202,015	$—
Non-cash settlement of mortgage obligations	(12,395)	—
Non-cash acquisition of real estate properties	12,395	—
Stock consideration issued for acquisition	19,693	—
Net non-cash investing activities	$221,708	$—
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2010

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

On July 7, 2008, we took ownership and/or possession of 15 facilities through bankruptcy court proceedings which were previously operated by Haven Eldercare (Haven).  Prior to July 7, 2008, we had (i) leased eight facilities to Haven under a master lease agreement and (ii) provided mortgage financing to a Haven entity for seven facilities that we had previously consolidated according to accounting rules regarding variable interest entities then in place.  As a result of the bankruptcy court judgment, the bankruptcy court retired the mortgage on the seven facilities in exchange for ownership of the facilities and awarded us certain other operational assets of Haven as well.  Accordingly, effective July 7, 2008, we were no longer required to consolidate the Haven entity for which we had provided the mortgage because all of the assets of the Haven entity were transferred to us and we no longer had a variable interest in the Haven entity.  In addition to receiving title to the seven facilities and certain other operational assets, on July 7, 2008, we assumed operating responsibility for the 15 Haven facilities.  In July 2008, a new entity (TC Healthcare) was formed to operate these properties on our behalf through the use of an independent contractor.  TC Healthcare’s managing member and sole voting member, an individual with experience in operating these types of facilities, has no equity investment at risk and is unrelated to Omega.  Omega and TC Healthcare entered into an agreement that requires Omega to provide the working capital requirements for TC Healthcare and to absorb the operating losses of TC Healthcare.  The agreement also provides Omega with the right to receive the economic benefits of the entity.  TC Healthcare is a variable interest entity as the entity does not have sufficient equity investment at risk to support its operations without subordinated financial support.  Additionally, Omega has the power to direct the activities of TC Healthcare as Omega has the unilateral right to replace the shareholder.  Omega is deemed the primary beneficiary of TC Healthcare as Omega has the controlling economic interest in the entity and therefore, consolidated the operations of TC Healthcare.

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

Our consolidated financial statements include the accounts of Omega, all direct and indirect wholly owned subsidiaries of Omega, and TC Healthcare, an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenants/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results and assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer and as of such date, TC Healthcare no longer operates these facilities.  The operating revenues and expenses and related operating assets and liabilities of the two facilities through September 30, 2010 are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  TC Healthcare is responsible for the collection of the accounts receivable earned and the liabilities incurred prior to the date of the transition to the new tenant/operator.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

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

A summary of our net receivables by type is as follows:

	September 30, 2010	December 31, 2009
	(in thousands)

Contractual receivables	$6,107	$2,818
Straight-line receivables	58,185	52,395
Lease inducements	29,281	29,020
Allowance	(2,793)	(2,675)
Accounts receivable – net	$90,780	$81,558

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

Leased Property

Our leased real estate properties, represented by 370 SNFs, 10 assisted living facilities (“ALFs”) and five specialty facilities at September 30, 2010, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

143 Facility CapitalSource Acquisitions

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) (“CapitalSource”) and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities (the “Option”), for approximately $565 million.  The purchase price for the CapitalSource subsidiaries subject to the Option was approximately $295 million.  We accounted for these acquisitions as business combinations.

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

We are in the process of gathering the information necessary to complete the purchase price allocation of the December 22, 2009 acquisition.  As of September 30, 2010, we have allocated approximately $277.6 million to land ($22.5 million), building and site improvements ($239.7 million) and furniture and fixtures ($15.4 million).  In addition, we allocated approximately $10.2 million to in-place above market leases assumed at the first closing and approximately $16.2 million to in-place below market leases assumed at the first closing.  We estimate the net impact to revenue of amortizing the assumed in-place above and below market leases associated with the December 22, 2009 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
1.6	2.3	1.9	(0.6)

The fair value of the debt assumed approximated face value.  We have not recorded goodwill in connection with this transaction.

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

•
$202 million face value of assumed debt, which includes $20 million of 9.0% unsecured debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $129 million of new HUD Debt at a 4.85% annual interest rate maturing between January 2040 and January 2045, and

•	995 thousand shares of our common stock valued at approximately $19 million on June 29, 2010.

The 40 facilities represent 4,882 available beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

We are in the process of gathering the information necessary to complete the purchase price allocation of the June 29, 2010 acquisition.  As of September 30, 2010, we have allocated approximately $312.4 million to land ($32.7 million), building and site improvements ($267.1 million) and furniture and fixtures ($12.6 million).  In addition, we allocated approximately $5.7 million to in-place above market leases assumed at the HUD portfolio closing and approximately $24.0 million to in-place below market leases assumed at the HUD portfolio closing.  We estimate the net impact to revenue of amortizing the assumed in-place above and below market leases associated with the June 29, 2010 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
3.6	6.2	4.9	2.7

In addition, we recorded approximately $22.5 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will average approximately $1.3 million per year for the next five years.  We have not recorded goodwill in connection with this transaction.

Option Exercise and Closing

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

We are in the process of gathering the information necessary to complete the purchase price allocation of the June 9, 2010 acquisition.  As of September 30, 2010, we have allocated approximately $330.1 million to land ($35.0 million), building and site improvements ($275.8 million) and furniture and fixtures ($19.3 million).  In addition, we allocated approximately $13.0 million to in-place above market leases assumed at the Option portfolio closing and approximately $24.8 million to in-place below market leases assumed at the Option portfolio closing.  We estimate the net impact to revenue of amortizing the assumed in-place above and below market leases associated with the June 9, 2010 acquisition as follows:

Less than 1 year	1-3 years	3-5 years	Thereafter
0.6	2.6	3.3	5.2

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

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amount, unaudited)

Revenues	$69,724	$74,575	$218,420	$222,532
Net income available to common	$14,736	$23,652	$52,746	$73,412

Earnings per share – diluted:
Net income available to common – as reported	$0.15	$0.22	$0.50	$0.71
Net income available to common – pro forma	$0.15	$0.27	$0.56	$0.85

Held for Sale

At September 30, 2010, we owned one SNF classified as held-for-sale with an aggregate net book value of approximately $0.7 million.

Ciena Construction Mortgage Loan

In August 2010, we agreed to a Construction Mortgage Loan for an aggregate of $5.6 million to affiliates of Ciena Health Care Management Inc. for the purpose of constructing a new skilled nursing facility in Michigan.  The loan is an interest only loan and bears interest at an annual rate of 12.5% and mature on the 10th anniversary of the completion of construction of the facility.  During the third quarter of 2010, we funded approximately $2.4 million for the construction of the 120 bed facility.

Purchase of Mortgage Backed Certificate Securities

In March 2010, we purchased, in the open market, two series of mortgage backed certificates with a face value of $14 million for approximately $12.9 million.  The securities yield, including the amortization of the discount, is approximately 10% annually.  The certificates were part of a $250 million trust that was secured by 65 SNFs owned by CapitalSource, 63 of which we acquired on June 9, 2010 as part of the Option closing.  On June 21, 2010, these mortgage back certificates were retired at par for approximately $14.0 million, generating a gain of approximately $0.8 million which is included in the accompanying consolidated statement of income.

Mortgage Notes Receivable

Our mortgage notes receivable relate to 10 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in three (3) states, operated by two (2) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of September 30, 2010, none of our mortgages were in default or in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

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

NOTE 3 – OWNED AND OPERATED ASSETS

On June 1, 2010, the remaining two owned and operated facilities were transitioned to a third party operator/tenant and are now part of a master lease agreement with Formation.  As a result of the transition to Formation, we no longer operate any owned and operated facilities, effective June 1, 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Nursing home revenues	$—	$4,758	$7,336	$13,545

Nursing home expenses	480	4,899	7,849	15,750
Loss from nursing home operations	$(480)	$(141)	$(513)	$(2,205)

NOTE 4 – CONCENTRATION OF RISK

As of September 30, 2010, our portfolio of real estate investments consisted of 396 healthcare facilities, located in 35 states and operated by 49 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.4 billion at September 30, 2010, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 370 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 10 SNFs, and one SNF that is currently held for sale.  At September 30, 2010, we also held miscellaneous investments of approximately $31.3 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2010, approximately 15% of our real estate investments were leased to and operated by two public companies: Sun Healthcare Group, Inc (“Sun”) (9%) and Advocat Inc. (“Advocat”) (6%).  Our largest private company operators and/or managers (by investment) were CommuniCare Health Services (“CommuniCare”) (13%), Airamid Health Management, LLC through its subsidiaries, (“Airamid”) (11%) and Signature Holdings II, LLC (“Signature”) (9%).  No other operator represents more than 6% of our investments.  The three states in which we had our highest concentration of investments were Florida (24%), Ohio (14%) and Pennsylvania (7%) at September 30, 2010.

For the three-month period ended September 30, 2010, our revenues from operations totaled $69.7 million, of which approximately $8.8 million were from CommuniCare (13%), $8.0 million from Sun (12%) and $6.3 million from Airamid (9%).  No other operator generated more than 9% of our revenues from operations for the three-month period ended September 30, 2010.

For the nine-month period ended September 30, 2010, our revenues from operations totaled $187.2 million, of which approximately $26.4 million were from CommuniCare (14%), $23.7 million from Sun (13%) and $16.7 million from Advocat (9%).  No other operator generated more than 8% of our revenues from operations for the nine-month period ended September 30, 2010.

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

NOTE 5 –DIVIDENDS

Common Dividends

On October 14, 2010, the Board of Directors declared a common stock dividend of $0.37 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter.  The common dividends are to be paid November 15, 2010 to common stockholders of record on October 29, 2010.

On July 15, 2010, the Board of Directors declared a common stock dividend of $0.36 per share, increasing the quarterly common dividend by $0.04, or 12.5%, per share over the prior quarter.  The common dividends were paid August 16, 2010 to common stockholders of record on July 30, 2010.

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

Series D Preferred Dividends

On October 14, 2010, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on October 29, 2010.  The stockholders of record of the Series D Preferred Stock on October 29, 2010 will be paid dividends in the amount of $0.52344 per preferred share on November 15, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2010 through October 31, 2010.

On July 15, 2010, the Board of Directors declared  regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid August 16, 2010 to preferred stockholders of record on July 30, 2010.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiary (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of September 30, 2010 of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as we concluded it was more-likely-than-not that the deferred tax asset would not be realized.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock based compensation expense for the three- and nine- month periods ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Restricted stock expense	$450	$480	$1,756	$1,439

2007 Stock Awards

In May 2007, we granted 286,908 shares of restricted stock and 247,992 performance restricted stock units (“PRSU”) to five executive officers under the 2004 Plan Stock Incentive Plan.

Restricted Stock Award

The restricted stock awards vest one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of September 30, 2010, 204,935 shares of restricted stock have vested under the restricted stock award.

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

Each PRSU represents the right to one share of common stock and dividend equivalents based on dividends paid to stockholders during the applicable performance period.   The following table summarizes our total unrecognized compensation cost associated with the restricted stock awards and PRSUs awarded in May 2007 as of September 30, 2010:

	Shares/ Units	Grant Date Fair Value Per Unit/ Share	Total Compensation Cost	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost
	(in thousands, except share and per share amounts)
Restricted stock	286,908	$17.06	$4,895	44	$334
2008 Annual performance restricted stock units	41,332	8.78	363	20	-
2009 Annual performance restricted stock units, including modification	41,332	19.10	789	32	-
2010 Annual performance restricted stock units	41,332	8.14	255	44	17
3 year cliff vest performance restricted stock units	123,996	6.17	765	44	52
Total	534,900		$7,067		$403

As of September 30, 2010, we had 1,995 stock options and 26,267 shares of restricted stock outstanding to directors.  The stock options were fully vested as of January 1, 2007 and the directors’ restricted shares are scheduled to vest over the next three years.  As of September 30, 2010, the unrecognized compensation cost associated with the directors is approximately $0.3 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	September 30,	December 31,
	Maturity	Rate	2010	2009
			(in thousands)
Secured borrowings:
Revolving lines of credit	2014	4.26%	$143,000	$94,100

GECC Term loan	2014	6.50%	100,000	100,000
CapitalSource mortgage	2011	6.80%	—	59,354
HUD Berkadia mortgages (1)	2036 - 2040	6.61%	53,088	—
HUD Capital Funding mortgage	2040 - 2045	4.85%	128,399	—
			281,487	159,354
Fair value adjustment at assumption date (2)			20,723	—
Total secured borrowings			302,210	159,354

Unsecured borrowings:
2014 Notes	2014	7.0%	$310,000	$310,000
2016 Notes	2016	7.0%	175,000	175,000
2020 Notes	2020	7.5%	200,000	—
HUD subordinated debt	2021	9.0%	20,000	—
			705,000	485,000
Discount			(3,504)	(305)
Fair value adjustment at assumption date (2)			1,451	—
Total unsecured borrowings			702,947	484,695
Totals - net			$1,148,157	$738,149

(1)	Reflects the weighted average interest rate on the Berkadia mortgages.
(2)	Adjustment to reflect assumption of debt to fair market value. The debt was assumed as part of the HUD Portfolio closing on June 29, 2010.

Bank Credit Agreements

At September 30, 2010, we had $143.0 million outstanding under our new $320 million revolving senior secured credit facility (the “2010 Credit Facility”), and no letters of credit outstanding, leaving availability of $177.0 million.

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

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource acquisition, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the CapitalSource acquisitions.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.  The entities we acquired on June 29, 2010 from CapitalSource which own 40 facilities (see “Completed HUD Portfolio Closing” in Note 2) and the entities created to effect the acquisition are not guarantors of our 2020 Notes, or our outstanding 2014 or 2016 Notes.  As of September 30, 2010, our subsidiaries that are not guarantors of these Notes accounted for approximately $343.5 million of our total assets.

On October 20, 2010, we commenced an offer to exchange $200 million of our 7½% Senior Notes due 2020 (the “Exchange Notes”), which were issued in February of 2010 in a private placement (the “Private Notes”). The exchange offer is being conducted upon the terms and subject to the conditions set forth in our prospectus dated October 20, 2010, and the related letter of transmittal.

The terms of the Exchange Notes are substantially identical to the terms of the Private Notes, including subsidiary guarantees, except that provisions relating to transfer restrictions, registration rights and additional interest will not apply to the Exchange Notes.

The exchange offer is scheduled to expire at 5:00 p.m., New York City time, on November 22, 2010, unless extended. Private Notes tendered pursuant to the exchange offer may be withdrawn at any time prior to the expiration date by following the procedures set forth in the exchange offer prospectus and the related letter of transmittal.

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

HUD Mortgage Loans and Subordinate Notes

        In connection with the June 29, 2010, acquisition of the HUD Portfolio from CapitalSource, we assumed 29 HUD mortgage loans from CapitalSource.  The face value of eleven of the HUD loans assumed was $53.2 million with a weighted average annual interest rate of 6.61% and mature between January 2036 and May 2040.  The face value for the other eighteen HUD loans assumed was $128.8 million, and mature between January 2040 and January 2045 and all have an annual interest rate of 4.85%.  We also assumed five separate $4.0 million subordinated notes that mature in December 2021 with an annual interest rate of 9%.

In accordance with the guidance for a business combination, we are required to allocate the fair value of the assets purchased and liabilities assumed, including identifiable intangible in the CapitalSource transaction at their fair values.  Our preliminary estimate of the fair value of the HUD mortgage loans assumed is approximately $21.0 million greater than the face value of the loans as market rates for comparable loans at the acquisition date were less than the stated rates on the loans.  Our preliminary estimate of the fair value of the subordinated notes assumed is approximately $1.5 million greater than the face value of the subordinated notes as market rates for comparable notes at the acquisition date were less than the stated rates on the notes.  We will amortize the impact of the fair value adjustment for the mortgage loans and subordinated notes over there terms, respectively, utilizing an effective interest method.  We estimate amortization of the fair value adjustment to average approximately $1.3 million per year over the next five years.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of September 30, 2010, we were in compliance with all property level and corporate financial covenants.

Equity Issuance and Programs

1.0 Million Share Common Stock Issuance

On June 29, 2010, in connection with our acquisition of certain subsidiaries of CapitalSource, we issued approximately 1.0 million shares of our common stock to the selling stockholder.  The closing price of the common stock was $19.80 per share.

$140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements (the “Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $140,000,000 (the “2010 ESP”) with each of BofA Merrill Lynch, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities, Jefferies & Company, Inc., RBS Securities Inc., Stifel Nicolaus & Company, Incorporated and UBS Securities LLC, each as sales agents and/or principal (collectively, the “Managers”). Under the terms of the Agreements, we may from time to time offer and sell shares of our common stock, having an aggregate gross sales price of up to $140,000,000 through or to the Managers.  We will pay each Manager compensation from the sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable Agreement.  During the three months ended September 30, 2010, 3.0 million shares of our common stock were issued through the 2010 ESP for net proceeds of approximately $63.4 million, net of $1.3 million of commissions.

$100 Million Equity Shelf Program

We issued a total of 5.2 million shares of common stock, generating a total of $97.6 million of net proceeds under our $100 million Equity Shelf Program, which was terminated in April of 2010.

NOTE 9 - FINANCIAL INSTRUMENTS

At September 30, 2010 and December 31, 2009, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$1,192	$1,192	$2,170	$2,170
Restricted cash	21,151	21,151	9,486	9,486
Mortgage notes receivable – net	90,252	88,413	100,223	98,251
Other investments – net	31,340	27,772	32,800	29,725
Totals	$143,935	$138,528	$144,679	$139,632
Liabilities:
Revolving lines of credit	$143,000	$143,000	$94,100	$94,100
6.50% GECC Term loan	100,000	103,862	100,000	100,000
6.80% CapitalSource Mortgage Note	—	—	59,354	59,354
7.00% Notes due 2014 – net	310,554	350,100	310,673	315,196
7.00% Notes due 2016 – net	174,171	185,264	174,022	175,710
7.50 % Notes due 2020 – net	196,771	209,557	—	—
HUD debt (1)	202,210	212,296	—	—
Subordinated debt (1)	21,451	23,314	—	—
Totals	$1,148,157	$1,227,393	$738,149	$744,360

(1)	The carrying value of debt includes a fair value adjustment to reflect value of the debt assumed as part of the June 29, 2010 acquisition of the HUD portfolio.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$17,007	$21,138	$53,467	$65,872
Preferred stock dividends	(2,271)	(2,271)	(6,814)	(6,814)
Numerator for net income available to common per share - basic and diluted	$14,736	$18,867	$46,653	$59,058
Denominator:
Denominator for basic earnings per share	95,698	83,740	92,523	82,903
Effect of dilutive securities:
Restricted stock	281	107	168	89
Stock option incremental shares	—	11	3	11
Deferred stock	8	—	6	1
Denominator for diluted earnings per share	95,987	83,858	92,700	83,004

Earnings per share – basic:
Net income – basic	$0.15	$0.23	$0.50	$0.71
Earnings per share – diluted:
Net income – diluted	$0.15	$0.22	$0.50	$0.71

NOTE 12– CONSOLIDATING FINANCIAL STATEMENTS

As of September 30, 2010, we had outstanding (i) $200 million 7.50% Senior Notes due 2020, (ii) $175 million 7.00% Senior Notes due 2016 and (iii) $310 million 7.00% Senior Notes due 2014, which we collectively refer to as the senior notes.  The senior notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the senior notes will not provide guarantees of the senior notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource at the HUD Portfolio Closing (see Note 2).  For the nine months ended September 30, 2010, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  The non-guarantor subsidiaries have not engaged in investing or financing activities since their acquisition on June 29, 2010, other than the principal payment of $0.5 million for the HUD mortgages.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the senior note.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	September 30, 2010
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Land and buildings	$2,039,975	$312,397	$—	$2,352,372
Less accumulated depreciation	(351,230)	(4,044)	—	(355,274)
Real estate properties – net	1,688,745	308,353	—	1,997,098
Mortgage notes receivable – net	90,252	—	—	90,252
	1,778,997	308,353	—	2,087,350
Other investments – net	31,340	—	—	31,340
	1,810,337	308,353	—	2,118,690
Assets held for sale – net	670	—	—	670
Total investments	1,811,007	308,353	—	2,119,360

Cash and cash equivalents	1,192	—	—	1,192
Restricted cash	8,982	12,169	—	21,151
Accounts receivable – net	90,233	547	—	90,780
Investment in affiliates	81,815	—	(81,815)	—
Other assets	38,044	22,396	—	60,440
Operating assets for owned and operated properties	635	—	—	635
Total assets	$2,031,908	$343,465	(81,815)	$2,293,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$143,000	$—	$—	$143,000
Secured borrowings	100,000	202,210	—	302,210
Unsecured borrowings – net	681,496	21,451	—	702,947
Accrued expenses and other liabilities	84,750	37,989	—	122,739
Intercompany payable	—	80,609	(80,609)	—
Operating liabilities for owned and operated properties	1,579	—	—	1,579
Total liabilities	1,010,825	342,259	(80,609)	1,272,475

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	—	—	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 98,236 shares as of September 30, 2010 and 88,266 as of December 31, 2009	9,824	—	—	9,824
Common stock – additional paid-in-capital	1,358,564	—	—	1,358,564
Cumulative net earnings	575,855	1,206	(1,206)	575,855
Cumulative dividends paid	(1,031,648)	—	—	(1,031,648)
Total stockholders’ equity	1,021,083	1,206	(1,206)	1,021,083
Total liabilities and stockholders’ equity	$2,031,908	$343,465	$(81,815)	$2,293,558

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$57,992	$8,307	$-	$66,299	$156,569	$8,459	$-	$165,028
Mortgage interest income	2,576	-	-	2,576	7,709	-	-	7,709
Other investment income – net	746	-	-	746	3,282	-	-	3,282
Miscellaneous	103	-	-	103	3,852	-	-	3,852
Nursing home revenues of owned and operated assets	-	-	-	-	7,336	-	-	7,336
Total operating revenues	61,417	8,307	-	69,724	178,748	8,459	-	187,207

Expenses
Depreciation and amortization	23,772	3,970	-	27,742	54,836	4,044	-	58,880
General and administrative	4,146	230	-	4,376	11,525	233	-	11,758
Acquisition costs	78	-	-	78	1,490	-	-	1,490
Impairment loss on real estate properties	-	-	-	-	155	-	-	155
Nursing home expenses of owned and operated assets	480	-	-	480	7,849	-	-	7,849
Total operating expenses	28,476	4,200	-	32,676	75,855	4,277	-	80,132

Income before other income and expense	32,941	4,107	-	37,048	102,893	4,182	-	107,075
Other income (expense):
Interest income	8	3	-	11	84	4	-	88
Interest expense	(16,154)	(2,916)	-	(19,070)	(44,370)	(2,980)	-	(47,350)
Interest – amortization of deferred financing and refinancing costs	(978)	-	-	(978)	(6,342)	-	-	(6,342)
Equity in earnings	1,194	-	(1,194)	-	1,206	-	(1,206)	-
Total other expense	(15,930)	(2,913)	(1,194)	(20,037)	(49,422)	(2,976)	(1,206)	(53,604)

Income before gain (loss) on assets sold	17,011	1,194	(1,194)	17,011	53,471	1,206	(1,206)	53,471
Loss on assets sold – net	(4)	-	-	(4)	(4)	-	-	(4)
Net income	17,007	1,194)	(1,194)	17,007	53,467	1,206	(1,206)	53,467
Preferred stock dividends	(2,271)	-	-	(2,271)	(6,814)	-	-	(6,814)
Net income available to common	$14,736	$1,194	$(1,194)	$14,736	$46,653	$1,206	$(1,206)	$46,653

Note 13– SUBSEQUENT EVENTS

We have evaluated subsequent events through the date on which this Form 10-Q was filed and the date on which these financial statements were issued, and identified the following subsequent events for disclosure.

$225 Million Senior Notes

On October 4, 2010, we issued and sold $225 million aggregate principal amount of 6.75% senior notes due 2022 (the “2022 Notes”).  The 2022 Notes mature on October 15, 2022 and pay interest semi-annually on April 15th and October 15th.

We may redeem the 2022 Notes, in whole at any time or in part from time to time, at redemption prices of 103.375%, 102.25% and 101.125% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on October 15 of the years 2015, 2016 and 2017, respectively, and at a redemption price of 100% of the principal amount thereof on and after October 15, 2018, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until October 15, 2013 we may redeem up to 35% of the 2022 Notes with the net proceeds of one or more public equity offerings at a redemption price of 106.75% of the principal amount of the 2022 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2022 Notes were sold at an issue price of 98.984% of the principal amount, resulting in gross proceeds of approximately $223 million.  We used the net proceeds from the sale of the 2022 Notes, after discounts and expenses, to (i) pay off borrowings under the 2010 Credit Facility, and (ii) for general corporate purposes.  The 2022 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.

$100 Million GECC Loan Payoff

On October 6, 2010, we terminated our credit agreement with General Electric Capital Corporation (“GECC”), as Administrative Agent and a Lender, and the other financial institutions party.  The credit agreement previously provided us with a five year $100 million term loan.  In connection with the termination, we repaid the outstanding principal amount of the loan plus a prepayment premium of $3 million.  As a result of the early repayment of the GECC credit agreement, for the three month period ending December 31, 2010, we will record a non-cash charge of approximately $2.2 million relating to the write-off of deferred financing costs and pay $3.0 million related to the prepayment premium for prepaying the debt.

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

On July 7, 2008, we took ownership and/or possession of 15 facilities through bankruptcy court proceedings which were previously operated by Haven Eldercare (Haven).  Prior to July 7, 2008, we had (i) leased eight facilities to Haven under a master lease agreement and (ii) provided mortgage financing to a Haven entity for seven facilities that we had previously consolidated according to accounting rules regarding variable interest entities then in place.  As a result of the bankruptcy court judgment, the bankruptcy court retired the mortgage on the seven facilities in exchange for ownership of the facilities and awarded us certain other operational assets of Haven as well.  Accordingly, effective July 7, 2008, we were no longer required to consolidate the Haven entity for which we had provided the mortgage because all of the assets of the Haven entity were transferred to us and we no longer had a variable interest in the Haven entity.  In addition to receiving title to the seven facilities and certain other operational assets, on July 7, 2008, we assumed operating responsibility for the 15 Haven facilities.  In July 2008, a new entity (TC Healthcare) was formed to operate these properties on our behalf through the use of an independent contractor.  TC Healthcare’s managing member and sole voting member, an individual with experience in operating these types of facilities, has no equity investment at risk and is unrelated to Omega.  Omega and TC Healthcare entered into an agreement that requires Omega to provide the working capital requirements for TC Healthcare and to absorb the operating losses of TC Healthcare.  The agreement also provides Omega with the right to receive the economic benefits of the entity.  TC Healthcare is a variable interest entity as the entity does not have sufficient equity investment at risk to support its operations without subordinated financial support.  Additionally, Omega has the power to direct the activities of TC Healthcare as Omega has the unilateral right to replace the shareholder.  Omega is deemed the primary beneficiary of TC Healthcare as Omega has the controlling economic interest in the entity and therefore, consolidated the operations of TC Healthcare.

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

We through a series of transactions purchased 143 skilled nursing facilities with 16,753 beds from CapitalSource for total consideration of approximately $860 million.  Our portfolio of investments at September 30, 2010, consisted of 396 healthcare facilities, located in 35 states and operated by 49 third-party operators.  Our gross investment in these facilities totaled approximately $2.4 billion at September 30, 2010, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 370 SNFs, (ii) 10 assisted living facilities (“ALFs”), (iii) five specialty facilities, (iv) fixed rate mortgages on 10 SNFs and (v) one SNF that is currently held for sale.  At September 30, 2010, we also held other investments of approximately $31.3 million, consisting primarily of secured loans to third-party operators of our facilities.

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

           The attorneys general for several states, as well as other individuals and organizations, have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  This litigation is in its early stages and the outcome cannot be predicted Preliminary rulings are beginning to be made in some of these suits, but it is still too early to predict the outcomes.

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

           State budget deficits were exacerbated by increased enrollment in Medicaid during 2009.  We anticipate that Medicaid enrollment could begin to increase as early as 2010, as the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid beginning in 2010 and simplifies enrollment in this program.  Since our operators’ profit margins on Medicaid patients are generally relatively low, substantial reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial conditions, which in turn could negatively impact us.

           The American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009, provides for enhanced federal Medicaid matching rates that may provide some relief to states.  Because states have discretion with respect to their Medicaid programs, some states may address budget shortfalls outside of Medicaid by reallocating state funds that otherwise would have been spent on Medicaid expenditures.  As a result, the impact of the ARRA Medicaid funding on our operators will depend on how states choose to use the funding.  Further, the ARRA funding is currently scheduled to end.on June 30, 2011.  Many states are concerned that the lack of funds will have a negative impact on their budgets.

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

The Office of Inspector General’s (the “OIG”) Work Plan for fiscal year 2011, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  While we cannot predict the results of the OIG's activities, they could result in further scrutiny and/or oversight of nursing homes.

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

Recent Accounting Pronouncements

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

Three Months Ended September 30, 2010 and 2009

Operating Revenues

Our operating revenues for the three months ended September 30, 2010 totaled $69.7 million, an increase of $20.0 million over the same period in 2009.  The $20.0 million increase relates primarily to an increase in rental income of approximately $25.1 million due to: (i) the CapitalSource acquisitions which occurred on December 22, 2009, June 9, 2010 and June 29, 2010 of which approximately $1.7 million resulted from in-place lease amortization and (ii) the conversion of 4 facilities from our mortgage loan portfolio to leased properties portfolio.  In February 2010, we took possession of 4 facilities through a deed-in-lieu of foreclosure process with one of our mortgagees.  We have entered into a long-term lease with a third party tenant to operate these facilities.  Offsetting the above noted increases are (i) a decrease of $0.3 million in mortgage interest income as a result of deed-in-lieu of foreclosure for one of our operators and (ii) a decrease of $4.8 million in owned and operated due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 totaled $32.7 million, an increase of approximately $13.9 million over the same period in 2009.  The increase was primarily due to: (i) an increase in depreciation and amortization expense of $16.6 million primarily associated with the CapitalSource acquisitions which occurred on December 22, 2009, June 9, 2010 and June 29, 2010 and (ii) an increase of $1.7 million in general and administrative expense primarily related to expenses incurred in connection with the CapitalSource acquisitions and the accrual for a long-term incentive award, offset by the reduction of $4.4 million in owned and operated assets primarily due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Other Income (Expense)

For the three months ended September 30, 2010, total other expenses were $20.0 million, an increase of approximately $10.2 million over the same period in 2009.  The increase in interest expense of approximately $9.9 million was primarily due to an increase in borrowings outstanding, including debt assumed to finance the CapitalSource acquisitions.  Interest expense includes approximately $0.4 million of amortization associated with the fair value adjustment for the debt assumed with the HUD acquisition.  In addition, the $0.3 million increase in amortization of deferred financing costs relates to the (i) amortization of deferred costs associated with the $320 million credit facility entered into in April 2010, (ii) amortization of deferred costs associated with the $100 million GECC 6.5% term loan entered into in December 2009, and (iii) amortization of deferred costs associated with the $200 million 2020 senior notes that were issued in February 2010.  The increases were partially offset by the reduction of amortization expense associated with the 2009 $200 million credit facility that was in place during the third quarter of 2009, but retired in April 2010.

Nine Months Ended September 30, 2010 and 2009

Operating Revenues

Our operating revenues for the nine months ended September 30, 2010 totaled $187.2 million, an increase of $39.1 million over the same period in 2009.  The $39.1 million increase relates primarily to an increase in rental income of approximately $41.4 million primarily due to: (i) the CapitalSource acquisitions which occurred on December 22, 2009, June 9, 2010 and June 29, 2010 and (ii) the conversion of 4 facilities from our mortgage loan portfolio to leased properties portfolio.  In February 2010, we took possession of 4 facilities through a deed-in-lieu of foreclosure process with one of our mortgagees.  We have entered into a long-term lease with a third party tenant to operate these facilities.  In addition, miscellaneous income increased by $3.5 million due to a settlement with one of our prior operators in February 2010 for breach of contract related to failure to pay rent.  Other investment income also increased by approximately $1.4 million primarily as a result of income received from the repayment of two mortgage back certificate notes that were retired during the second quarter of 2010.  Offsetting the above noted increases are (i) a decrease of $1.0 million in mortgage interest income as a result of deed-in-lieu of foreclosure for one of our operators and (ii) a decrease of $6.2 million in owned and operated due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 totaled $80.1 million, an increase of approximately $22.3 million over the same period in 2009.  The increase was primarily due to: (i) an increase in depreciation and amortization expense of $25.9 million primarily associated with the CapitalSource acquisitions which occurred on December 22, 2009, June 9, 2010 and June 29, 2010, (ii) an increase of $2.8 million in general and administrative expense primarily related to (a) expenses incurred in connection with the CapitalSource acquisitions, (b) the accrual for a long-term incentive award and (c) an increase in restricted stock expense as a result of a modification to the vesting portion of performance targets for our 2009 performance restricted stock units and (iii) the increase of $1.5 million in acquisition cost related to the expenses incurred in connection with the CapitalSource acquisitions, offset by the reduction of $7.9 million in owned and operated primarily due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Other Income (Expense)

For the nine months ended September 30, 2010, total other expenses were $53.6 million, an increase of approximately $29.3 million over the same period in 2009.  The increase in interest expense of approximately $20.7 million was primarily due to an increase in borrowings outstanding, including debt assumed to finance the CapitalSource acquisitions.  In addition, the increase of $4.1 million in amortization of deferred financing costs and interest refinancing costs relates to the (i) write-off of $3.5 million during the second quarter of 2010 associated with the termination of our $200 million revolving senior secured credit facility (the “2009 Credit Facility”) compared to a write-off of $0.5 million of deferred costs associated with the termination of the $255 million credit facility in June 2009 and (ii) an increase in amortization of deferred financing costs associated with new debt issued since September 2009, including (a) the issuance of the new $320 million credit facility in April 2010, (b) the issuance of $100 million GECC 6.5% term loan and (c) the issuance of $200 million of our 2020 Senior Notes.  During the first quarter of 2009, we received $4.5 million in cash for a legal settlement.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2010, was $42.5 million, compared to $30.0 million, for the same period in 2009.

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

The following table reconciles FFO to net income available to common stockholders, as determined under GAAP, for the three- and nine- months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)

Net income available to common stockholders	$14,736	$18,867	$46,653	$59,058
Add back loss from real estate dispositions	4	—	4	24
Sub-total	14,740	18,867	46,657	59,082
Elimination of non-cash items included in net income:
Depreciation and amortization	27,742	11,093	58,880	33,014
Funds from operations available to common stockholders	$42,482	$29,960	$105,537	$92,096

Portfolio and Recent Developments

Ciena Construction Mortgage Loan

In August 2010, we agreed to a Construction Mortgage Loan for an aggregate of approximately $5.6 million to affiliates of Ciena Health Care Management Inc. for the purpose of constructing a new skilled nursing facility in Michigan.  The loan is an interest only loan and bears interest at an annual rate of 12.5% and mature on the 10th anniversary of the completion of construction of the facility.  During the third quarter of 2010, we funded approximately $2.4 million for the construction of the 120 bed facility in Michigan.

143 Facility CapitalSource Acquisitions

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) (“CapitalSource”) and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities (the “Option”), for approximately $565 million.  The purchase price for the CapitalSource subsidiaries subject to the Option was approximately $295 million.  We accounted for these acquisitions as business combinations.

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

We are in the process of gathering the information necessary to complete the purchase price allocation of the December 22, 2009 acquisition.  As of September 30, 2010, we have allocated approximately $277.6 million to land ($22.5 million), building and site improvements (239.7 million) and furniture and fixtures ($15.4 million).  In addition, we allocated approximately $10.2 million to in-place above market leases assumed at the first closing and approximately $16.2 million to in-place below market leases assumed at the first closing.  We estimate the net impact to revenue of amortizing the assumed in-place above and below market leases associated with the December 22, 2009 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
1.6	2.3	1.9	(0.6)

The fair value of the debt assumed approximated face value.  We have not recorded goodwill in connection with this transaction.

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

    We are in the process of gathering the information necessary to complete the purchase price allocation of the June 29, 2010 acquisition.  As of September 30, 2010, we have allocated approximately $312.4 million to land ($32.7 million), building and site improvements ($267.1 million) and furniture and fixtures ($12.6 million).  In addition, we allocated approximately $5.7 million to in-place above market leases assumed at the HUD portfolio closing and approximately $24.0 million to in-place below market leases assumed at the HUD portfolio closing.  We estimate the net impact to revenue of amortizing the assumed in-place above and below market leases associated with the June 29, 2010 acquisition as follows:

Less than 1 year	1-3 years	3-5 years	Thereafter
3.6	6.2	4.9	2.7

In addition, we recorded approximately $22.5 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will average approximately $1.3 million per year for the next five years.  We have not recorded goodwill in connection with this transaction.

Option Exercise and Closing

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

We are in the process of gathering the information necessary to complete the purchase price allocation of the June 9, 2010 acquisition.  As of September 30, 2010, we have allocated approximately $330.1 million to land ($35.0 million), building and site improvements ($275.8 million) and furniture and fixtures ($19.3 million).  In addition, we allocated approximately $13.0 million to in-place above market leases assumed at the Option portfolio closing and approximately $24.8 million to in-place below market leases assumed at the Option portfolio closing.  We estimate the net impact to revenue of amortizing the assumed in-place above and below market leases associated with the June 9, 2010 acquisition as follows:

Less than 1 year	1-3 years	3-5 years	Thereafter
0.6	2.6	3.3	5.2

We have not recorded goodwill in connection with this transaction.  We incurred approximately $1.2 million in transaction costs associated with the HUD portfolio and Option portfolio closings.

Liquidity and Capital Resources

At September 30, 2010, we had total assets of $2.3 billion, stockholders’ equity of $1.0 billion and debt of $1.1 billion, representing approximately 53.0% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2010.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,129,487	$-	$-	$553,000	$576,487
Operating lease obligations(2)	2,765	293	611	645	1,216
Total	$1,132,252	$293	$611	$553,645	$577,703

(1)
The $1.1 billion includes $310 million aggregate principal amount of 7% Senior Notes due April 2014, $100 million aggregate principal amount of a 6.5% Term Loan due December 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $200 million of 7.5% senior notes due February 2020, $143 million in borrowings under the $320 million revolving senior secured credit facility (the “2010 Credit Facility”) due in April 2014, $20 million of 9.0% subordinated debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $128 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At September 30, 2010, we had $143.0 million outstanding under our new $320 million revolving senior secured credit facility (the “2010 Credit Facility”), and no letters of credit outstanding, leaving availability of $177.0 million.

On April 13, 2010, we entered into our 2010 Credit Facility and concurrently terminated our 2009 Credit Facility.  The 2010 Credit Facility matures in four years, on April 13, 2014; provided, we have refinanced or repaid our $310 million, 7% Senior Notes due April 2014 (the “2014 Notes”), prior to December 31, 2013.  In the event the 2014 Notes have not been refinanced or repaid on or prior to December 31, 2013, the maturity date of the 2010 Credit Facility will become December 31, 2013.  The 2010 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $420 million during our first three years.  At March 31, 2010, deferred financing fees associated with the 2009 Credit Facility were $3.5 million.  These fees were written–off in April 2010.

The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on our consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR is currently 350 basis points.  We intend to use our 2010 Credit Facility for acquisitions and general corporate purposes.

As a result of the repayment of borrowings under the 2010 Credit Facility from the proceeds of the sale of the 2022 Notes discussed below and the draw under the 2010 Credit Facility in connection with the payoff of the GECC $100 million term loan discussed below, we had outstanding borrowings of $23 million under our 2010 Credit Facility as of November 1, 2010.

$225 Million Senior Notes

On October 4, 2010, we issued and sold $225 million aggregate principal amount of 6.75% senior notes due 2022 (the “2022 Notes”).  The 2022 Notes mature on October 15, 2022 and pay interest semi-annually on April 15th and October 15th.

We may redeem the 2022 Notes, in whole at any time or in part from time to time, at redemption prices of 103.375%, 102.25% and 101.125% of the principal amount thereof if the redemption occurs during the respective 12-month periods beginning on October 15 of the years 2015, 2016 and 2017, respectively, and at a redemption price of 100% of the principal amount thereof on and after October 15, 2018, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until October 15, 2013 we may redeem up to 35% of the 2022 Notes with the net proceeds of one or more public equity offerings at a redemption price of 106.75% of the principal amount of the 2022 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2022 Notes were sold at an issue price of 98.984% of the principal amount, resulting in gross proceeds of approximately $223 million.  We used the net proceeds from the sale of the 2022 Notes, after discounts and expenses, to (i) pay off borrowings under the 2010 Credit Facility, and (ii) for general corporate purposes.  The 2022 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.

$100 Million GECC Loan Payoff

On October 6, 2010, we terminated our credit agreement with General Electric Capital Corporation (“GECC”), as Administrative Agent and a Lender, and the other financial institutions party.  The credit agreement previously provided us with a five year $100 million term loan.  In connection with the termination, we repaid the outstanding principal amount of the loan plus a prepayment premium of $3 million.  As a result of the early repayment of the GECC credit agreement, for the three month period ending December 31, 2010, we will record a non-cash charge of approximately $2.2 million relating to the write-off of deferred financing costs and pay $3.0 million related to the prepayment premium for prepaying the debt.

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

       The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the pending CapitalSource acquisitions.  Guarantors of the 2020 Notes include only our existing restricted subsidiaries and all of our future restricted subsidiaries that guarantee any indebtedness of ours or of our subsidiary guarantors.  Any subsidiary that we properly designate as an unrestricted subsidiary under the indenture governing the 2020 Notes will not provide a guarantee of the 2020 Notes.  Our non-guarantor subsidiaries accounted for approximately $343.5 million of our total assets as of September 30, 2010.

On October 20, 2010, we commenced an offer to exchange $200 million of our 7½% Senior Notes due 2020 (the “Exchange Notes”), which were issued in February of 2010 in a private placement (the “Private Notes”). The exchange offer is being conducted upon the terms and subject to the conditions set forth in our prospectus dated October 20, 2010, and the related letter of transmittal.

The terms of the Exchange Notes are substantially identical to the terms of the Private Notes, including subsidiary guarantees, except that provisions relating to transfer restrictions, registration rights and additional interest will not apply to the Exchange Notes.

HUD Mortgage Loans and Subordinate Notes

In connection with the June 29, 2010, acquisition of the Housing and Urban Development (the “HUD”) portfolio from CapitalSource, we assumed 29 HUD mortgage loans from CapitalSource.  The face value of eleven of the HUD loans assumed was $53.2 million with a weighted average interest rate of 6.61% and mature between January 2036 and May 2040.  The face value for the other eighteen HUD loans assumed was $128.8 million, and mature between January 2040 and January 2045 and all have an annual interest rate of 4.85%.  We also assumed five separate $4.0 million subordinated notes that mature in December 2021 with an annual interest rate of 9%.

In accordance with the guidance for debt assumed in a business combination, we are required to allocate the fair value of the assets purchase and liabilities assumed in the transaction.  Our preliminary estimate of the fair value of the HUD mortgages loans assumed is approximately $21.0 million greater than the face value of the loans as market rates for comparable loans at the acquisition date were less than the stated rates on the loans.  Our preliminary estimate of the fair value of the subordinated notes assumed is approximately $1.5 million greater than the face value of the subordinated notes as market rates for comparable loans at the acquisition date were less than the stated rates on the notes.  We will amortize the impact of the fair value adjustment over the term of the loan utilizing an effective interest method.  We estimate amortization of the fair value adjustment to average approximately $1.3 million per year over the next five years.

Our long-term borrowings require us to meet certain property level financial covenants and corporate financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  As of September 30, 2010, we were in compliance with all property level and corporate financial covenants.

1.0 Million Share Common Stock Issuance

On June 29, 2010, we issued approximately 1.0 million shares of our common stock as part of the consideration paid at the June 29, 2010 HUD Portfolio closing under our purchase agreement with CapitalSource.  The closing price of the common stock was $19.80 per share.

$140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements (the “Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $140,000,000 (the “2010 ESP”) with each of BofA Merrill Lynch, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities, Jefferies & Company, Inc., RBS Securities Inc., Stifel Nicolaus & Company, Incorporated and UBS Securities LLC, each as sales agents and/or principal (collectively, the “Managers”). Under the terms of the Agreements, we may from time to time offer and sell shares of our common stock, having an aggregate gross sales price of up to $140,000,000 through or to the Managers.  We will pay each Manager compensation for the sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable Agreement.  During the three months ended September 30, 2010, 3.0 million shares of our common stock were issued through the 2010 ESP for net proceeds of $63.4 million, net of $1.3 million of commissions.

$100 Million Equity Shelf Program

We issued a total of 5.2 million shares of common stock, generating a total of $97.6 million of net proceeds, under our $100 million Equity Shelf Program, which was terminated in April of 2010.

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

For the three- and nine- months ended September 30, 2010, we paid total dividends of $36.4 million and $99.1 million, respectively.

On October 14, 2010, the Board of Directors declared a common stock dividend of $0.37 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter.  The common stock dividends are to be paid November 15, 2010 to common stockholders of record on October 29, 2010.

On October 14, 2010, the Board of Directors declared the regular quarterly dividends for the 8.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) to stockholders of record on October 29, 2010.  The stockholders of record of the Series D Preferred Stock on October 29, 2010 will be paid dividends in the amount of $0.52344 per preferred share on November 15, 2010.  The liquidation preference for our Series D Preferred Stock is $25.00 per share. Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period August 1, 2010 through October 31, 2010.

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

Cash and cash equivalents totaled $1.2 million as of September 30, 2010, a decrease of $1.0 million as compared to the balance at December 31, 2009.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $110.4 million for the nine months ended September 30, 2010, as compared to $114.4 million for the same period in 2009, a decrease of $4.0 million.  The decrease in operating cash is primarily due to approximately $5.0 million reduction of cash flow from our owned and operated facilities in 2010 compared to 2009.

Investing Activities – Net cash flow from investing activities was an outflow of $368.8 million for the nine months ended September 30, 2010, as compared to an outflow of $13.7 million for the same period in 2009.  The increase in cash outflow from investing activities of $355.1 million relates primarily to (i) $343.2 million acquisitions in real estate, (ii) $11.0 million increase in spending on capital improvement projects and (iii) $2.4 million construction mortgage loan to one of our operators in the third quarter of 2010.

Financing Activities – Net cash flow from financing activities was an inflow of $257.4 million for the nine months ended September 30, 2010 as compared to an outflow of $100.3 million for the same period in 2009.  The $357.6 million change in financing activities was primarily a result of: (i) an increase in net proceeds of our credit facility of $103.4 million during the nine -  month period  of 2010 compared to the same period 2009, (ii) net proceeds of $196.6 million of our 7.5% Senior Notes due 2020 issued in February 2010, (iii) an increase in net proceeds of $113.8 million from our common stock issued through our Equity Shelf Program during the nine - month period of 2010 compared to the same period in 2009 and (iv) an increase in net proceeds from our dividend reinvestment proceeds of $26.0 million due to reinstatement of the optional cash purchase component of our DRSPP in May 2009.  Offsetting these increases were: (i) the repayment of $59.4 million during the first quarter of 2010 of debt assumed as part of the December 22, 2009 CapitalSource acquisition (ii) an increase in dividend payment of $17.7 million due to an increase in the number of shares outstanding, and (iii) the net increase in payment of $4.7 million related to deferred financing costs associated with the issuance of our $200 million 7.5% Senior Notes due 2020 in February 2010 and the 2010 Credit Facility in April 2010.

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

The interest rate charged on our 2010 Credit Facility can vary based on the interest rate option we choose to utilize. The interest rates per annum applicable to the 2010 Credit Facility are the reserve-adjusted LIBOR Rate (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin. The applicable margin with respect to the 2010 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 4.25% to 3.25% in the case of Eurodollar Rate advances, from 3.0% to 2.0% in the case of base rate advances, and from 4.25% to 3.25% in the case of letter of credit fees.  As of September 30, 2010, the total amount of debt outstanding on the 2010 Credit Facility was $143.0 million.

The interest rate per annum applicable to our Term Loan is also based on the Eurodollar Rate, with a floor of 100 basis points, plus a fixed applicable margin equal to 5.5%.  As of September 30, 2010, the total amount of debt outstanding on our Term Loan was $100.0 million.  On October 6, 2010, we terminated our Term Loan. In connection with the termination, the borrower, a wholly owned subsidiary of Omega, repaid the outstanding principal amount of the loan plus a prepayment premium of $3 million.

As of September 30, 2010, Omega had $143 million of debt outstanding subject to interest rate fluctuations. For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2009.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2010.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2009, with the Securities and Exchange Commission on March 1, 2010, which sets forth our risk factors in Item 1A therein, as supplemented in Part II, Item 1A to our Quarterly reports on Form 10-Q for the three months ending March 31, 2010 and June 30, 2010.  We have not experienced any material changes from the risk factors previously described therein, except as set forth below.

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

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•
Medicare and Medicaid. A significant portion of our SNF and nursing home operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification in these programs would result in a loss of funding from such programs. See the risk factor entitled “Our operators depend on reimbursement from governmental and other third party payors and reimbursement rates from such payors may be reduced” for further discussion.

•
Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by these authorities. Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating and result in ineligibility for reimbursement until the necessary licenses are obtained or reinstated. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. In addition, licensing and Medicare and Medicaid laws require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. If our operators are unable to cure deficiencies, which have been identified or which are identified in the future, sanctions, including possible loss of license and/or right to receive reimbursement, may be imposed. If imposed, such sanctions may adversely affect our operators’ revenues, potentially jeopardizing their ability to meet their obligations to us.

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

Provisions of the newly enacted Healthcare Reform Law require certain changes to reimbursement and studies of reimbursement policies that may adversely affect payments to skilled nursing facilities.

Several provisions of the Healthcare Reform Law will affect Medicare payments to skilled nursing facilities, or SNFs:

•
Beginning with fiscal year 2012, payments to SNFs will be subject to a productivity adjustment factor, which may reduce the market basket (cost of living) update, and which may result in a decrease of payments from the prior year.

•
The Secretary of the Department of Health and Human Services, or the Secretary, is required to develop plans for implementation of a value-based purchasing program for SNFs, taking into account quality and efficiency, the reporting, collection and validation of quality data, methods for public disclosure of performance information, and the structure of value-based payment adjustments.

•
By January 1, 2013, the Secretary is required to implement a pilot program to test the effect of bundling payments for acute care (hospitals and physicians) with payments for post acute care (SNFs, home health agencies, inpatient rehabilitation facilities, and long term care hospitals). The Centers for Medicare and Medicaid Services, or CMS, which implements the Medicare Program, would make one payment to cover hospitalization and care for 30 days after discharge for certain diagnoses.  If the patient is readmitted to the hospital within 30 days of discharge, CMS could decide to reduce payment.  The providers would be responsible for allocating payments.

•
The Secretary is required to submit to Congress by January 1, 2012 a report on whether it is appropriate or not to apply health care acquired conditions payment policy to SNFs. Such a policy, if adopted, could reduce payments to SNFs if residents acquire certain conditions during their care.

•
For cost reports submitted for cost reporting periods beginning on or after March 2010, nursing facilities will be required to disclose wages and benefits for staff (itemized by role) that provide direct care to residents.

The Healthcare Reform Law could result in decreases in payments to our operators or otherwise adversely affect the financial condition of our operators.

The Healthcare Reform Law imposes additional requirements on skilled nursing facilities regarding compliance and disclosure.

By March 2013, SNFs are required to implement a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. SNFs will be required to implement a quality assurance and performance improvement program within one (1) year following promulgation of guidance by the CMS. SNFs will be required to provide additional information for the CMS Nursing Home Compare website regarding staffing as well as summary information regarding the number of criminal violations by a facility or its employees committed within the facility, and specification of those that were crimes of abuse, neglect, criminal sexual abuse or other violations or crimes resulting in serious bodily injury, and, in addition, the number of civil monetary penalties imposed on the facility, its employees, contractors and other agents, to further the ability of consumers to compare nursing homes. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, or if the information they provide to the CMS for the Nursing Home Compare website reveals significant shortcomings, their reputations and ability to attract residents could be adversely affected.

Item 6 – Exhibits

Exhibit No.
4.1
Indenture, dated as of October 4, 2010, by and among Omega, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 5, 2010).

4.2
Registration Rights Agreement, dated as of October 4, 2010, by and among Omega, the guarantors named therein, and Banc of America Securities LLC, for itself and on behalf of the Initial Purchasers (Incorporated by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 5, 2010).

10.1
Purchase Agreement, dated as of September 29, 2010, by and among Omega, the guarantors named therein, and Banc of America Securities LLC, for itself and on behalf of the Initial Purchasers (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2010).

10.2	Employment Agreement, dated October 22, 2010 between Omega Healthcare Investors, Inc. and C. Taylor Pickett.
10.3	Employment Agreement, dated October 22, 2010 between Omega Healthcare Investors, Inc. and Daniel J. Booth.
10.4	Employment Agreement, dated October 22, 2010 between Omega Healthcare Investors, Inc. and Robert O. Stephenson.
10.5	Employment Agreement, dated October 22, 2010 between Omega Healthcare Investors, Inc. and R. Lee Crabill.
10.6	Employment Agreement, dated October 22, 2010 between Omega Healthcare Investors, Inc. and Michael Ritz.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:           November 8, 2010                                           By:         /S/ C. TAYLOR PICKETT
                  C. Taylor Pickett
                  Chief Executive Officer

Date:           November 8, 2010                                           By:         /S/ ROBERT O. STEPHENSON
                  Robert O. Stephenson
                  Chief Financial Officer