Form 10-K
period 2010-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2011-02-28
CIK 888491

-----------------------------------------------------------------------------------------------------------------------------------------------------------------

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒ No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐ No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of the common stock of the registrant held by non-affiliates was $1,883,185,760.  The aggregate market value was computed using the $19.93 closing price per share for such stock on the New York Stock Exchange on June 30, 2010.

As of February 22, 2011 there were 100,018,140 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010, is incorporated by reference in Part III herein.
 -----------------------------------------------------------------------------------------------------------------------------------------------------------------

OMEGA HEALTHCARE INVESTORS, INC.
2010 FORM 10-K ANNUAL REPORT

PART I

Item 1 - Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega” or the “Company”) was incorporated in the State of Maryland on March 31, 1992.  We are a self-administered real estate investment trust (“REIT”), investing in income-producing healthcare facilities, principally long-term care facilities located throughout the United States.  We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities (“ILFs”) and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of debt or equity securities, the assumption of secured indebtedness, or a combination of these methods.

On November 17, 2009, we entered into a purchase agreement with CapitalSource Inc. (“CapitalSource”), pursuant to which we agreed to purchase certain CapitalSource subsidiaries owning 80 long-term care facilities and an option to purchase certain other CapitalSource subsidiaries owning an additional 63 long-term care facilities. Our acquisition of the CapitalSource subsidiaries pursuant to the terms of the purchase agreement was conducted in three separate closings: (i) on December 22, 2009, we acquired CapitalSource subsidiaries owning 40 long-term care facilities and an option to acquire an additional 63 facilities for an aggregate purchase price of approximately $296 million; (ii) on June 9, 2010, we acquired CapitalSource subsidiaries owning 63 long-term care facilities for an aggregate purchase price of approximately $293 million; and (iii) on June 29, 2010, we acquired CapitalSource subsidiaries owning 40 long-term care facilities for an aggregate purchase price of approximately $271 million.

As of December 31, 2010, our portfolio of investments consisted of 400 healthcare facilities located in 35 states and operated by 50 third-party operators.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  This portfolio was made up of:

•	371 SNFs, 10 ALFs and five specialty facilities;
•	fixed rate mortgages on 13 long-term healthcare facilities; and
•	one closed SNF held-for-sale.

As of December 31, 2010, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.5 billion.  In addition, we held miscellaneous investments of approximately $28.7 million at December 31, 2010, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2010, 2009 and 2008.  (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 3 – Properties and Note 5 – Mortgage Notes Receivable).

Revenues by Asset Category
(in thousands)
	Year Ended December 31,
	2010	2009	2008
Core assets:
Lease rental income	$232,772	$164,468	$155,765
Mortgage interest income	10,391	11,601	9,562
Total core asset revenues	243,163	176,069	165,327
Other asset revenue	3,936	2,502	2,031
Miscellaneous income	3,886	437	2,234
Total revenue before owned and operated assets	250,985	179,008	169,592
Owned and operated asset revenue	7,336	18,430	24,170
Total revenue	$258,321	$197,438	$193,762

The following table summarizes our real estate assets by asset category as of December 31, 2010 and 2009.

Assets by Category
(in thousands)
	As of December 31,
	2010	2009
Core assets:
Leased assets	$2,366,856	$1,669,843
Mortgaged assets	108,557	100,223
Total core assets	2,475,413	1,770,066
Other assets	28,735	32,800
Total real estate assets before held for sale assets	2,504,148	1,802,866
Held for sale assets	670	877
Total real estate assets	$2,504,818	$1,803,743

Description of the Business

Investment Strategy.  We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located throughout the United States.  Our investments are generally geographically diverse and operated by a diverse group of established, creditworthy, middle-market healthcare operators that meet our standards for quality and experience of management. Our criteria for evaluating potential investments includes but is not limited to:

•	the quality and experience of management and the creditworthiness of the operator of the facility;
•	the facility's historical and forecasted cash flow and its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations;
•	the construction quality, condition and design of the facility;
•	the location of the facility;
•	the tax, growth, regulatory and reimbursement environment of the applicable jurisdiction;
•	the occupancy rate for the facility and demand for similar healthcare facilities in the same or nearby communities; and
•	the payor mix of private, Medicare and Medicaid patients at the facility.

We seek to obtain (i) contractual rent escalations under long-term, non-cancelable, "triple-net" leases and (ii) fixed-rate mortgage loans.  We typically obtain substantial liquidity deposits, covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate/personal guarantees, when appropriate.

We prefer to invest in equity ownership of properties.  Due to regulatory, tax or other considerations, we may pursue alternative investment structures.  The following summarizes our primary investment structures.  The average annualized yields described below reflect existing contractual arrangements.  However, due to the nature of the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due.  Therefore, the annualized yields as of January 1, 2011, set forth below, are not necessarily indicative of future yields, which may be lower.

Purchase/Leaseback.  In a purchase/leaseback transaction, we purchase a property from an operator and lease it back to the operator over a term typically ranging from 5 to 15 years, plus renewal options.  Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index (“CPI”).  At January 1, 2011, our average annualized yield from leases was approximately 10.7%.

Fixed-Rate Mortgage.  Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At January 1, 2011, our average annualized yield on these investments was approximately 11.9%.

The table set forth in “Item 2 – Properties” contains information regarding our properties and investments as of December 31, 2010.

Borrowing Policies.  We have historically sought to maintain an annualized total debt-to-EBITDA ratio in the range of 4 to 5 times.  We periodically review and modify this policy in light of prevailing market conditions.  We generally attempt to match the maturity of our indebtedness with the maturity of our investment assets and employ long-term, fixed-rate debt to the extent practicable in view of market conditions in existence from time to time.

We may use the proceeds of new indebtedness to finance our investments in additional healthcare facilities.  In addition, we may invest in properties subject to existing loans, secured by mortgages, deeds of trust or similar liens on properties.

Policies With Respect To Certain Activities. With respect to our capital requirements, we typically rely on equity offerings, debt financing and retention of cash flow (subject to provisions in the Internal Revenue Code concerning taxability of undistributed REIT taxable income), or a combination of these methods.  Our financing alternatives include bank borrowings, publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, or securitizations, any of which may be issued as secured or unsecured indebtedness.

We have the authority to issue our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our securities.

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

Taxation

The following is a general summary of the material U.S. federal income tax considerations applicable to (i) us, (ii) the holders of our securities and (iii) our election to be taxed as a REIT. It is not tax advice. This summary is not intended to represent a detailed description of the U.S. federal income tax consequences applicable to a particular stockholder in view of any person’s particular circumstances, nor is it intended to represent a detailed description of the U.S. federal income tax consequences applicable to stockholders subject to special treatment under the federal income tax laws such as insurance companies, tax-exempt organizations, financial institutions, securities broker-dealers, investors in pass-through entities, expatriates and taxpayers subject to alternative minimum taxation.

The following discussion, to the extent it constitutes matters of law or legal conclusions (assuming the facts, representations and assumptions upon which the discussion is based are accurate), accurately represents some of the material U.S. federal income tax considerations relevant to ownership of our securities. The sections of the Internal Revenue Code (the “Code”) relating to the qualification and operation as a REIT are highly technical and complex. The following discussion sets forth certain material aspects of the Code sections that govern the U.S. federal income tax treatment of a REIT and its stockholders. The following sets forth certain material aspects of those sections. The information in this section is based on, and is qualified in its entirety by the Code; current, temporary and proposed Treasury regulations promulgated under the Code; the legislative history of the Code; current administrative interpretations and practices of the Internal Revenue Service (“IRS”); and court decisions, in each case, as of the date of this report. In addition, the administrative interpretations and practices of the IRS include its practices and policies as expressed in private letter rulings, which are not binding on the IRS, except with respect to the particular taxpayers who requested and received those rulings.

General. We have elected to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 1992. We believe that we were organized and have operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will allow us to maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. However, we will be subject to certain federal income taxes as follows: First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner. Second, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders. Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the highest regular corporate rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, i.e., when we are acting as a dealer), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless have maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability. Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis. Eighth, if we acquire any asset that is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset during the 10-year period beginning on the date on which such asset was acquired by us (such period, the “recognition period”), then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the highest regular corporate rate. The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

       Requirements for Qualification. The Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (3) which would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (4) which is neither a financial institution nor an insurance company subject to the provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) during the last half year of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities); and (7) which meets certain other tests, described below, regarding the nature of its income and assets and the amount of its annual distributions to stockholders. The Code provides that conditions (1) to (4) inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of twelve months, or during a proportionate part of a taxable year of less than twelve months. For purposes of conditions (5) and (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of condition (6).

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

The term “interest” generally does not include any amount received or accrued (directly or indirectly) if the determination of such amount depends in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term “interest” solely by reason of being based on (i) a fixed percentage or (ii) percentages of gross receipts or sales. In addition, an amount that is based on the income or profits of a debtor will be qualifying interest income as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property, but only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

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

Interest on debt secured by mortgages on real property or on interests in real property generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property. The extreme duress being experienced by the real estate market has required a number of lenders and borrowers to modify the terms of their mortgage loans. A modification of a mortgage loan, if it is deemed substantial for income tax purposes, could be considered to be the deemed issuance of a new mortgage loan that is subject to re-testing under these rules, with the possible re-characterization of the mortgage interest on such loan as non-qualifying income for purposes of the 75% gross income test (but not the 95% gross income test, which is discussed below), as well as non-qualifying assets under the asset test (discussed below) and the deemed exchange of the modified loan for the new loan could result in imposition of the 100% prohibited transaction tax (also discussed below). The IRS recently issued guidance providing relief in the case of certain existing mortgage loans held by a REIT that are modified in response to these market conditions such that (i) the modified mortgage loan need not be re-tested for purposes of determining whether the income from the mortgage loan continues to be qualified income for purposes of the 75% gross income test or whether the mortgage loan retains its character as a qualified REIT asset for purposes of the asset test (discussed below), and (ii) the modification of the loan will not be treated as a prohibited transaction. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of  these rules for special relief.

Prohibited Transactions. We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets is primarily held for sale to customers and that a sale of any of our assets would not be in the ordinary course of our business. Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction. The Code also provides a number of alternative exceptions from the 100% tax on ”prohibited transactions” if certain requirements have been satisfied with respect to property disposed of by a REIT. These requirements relate primarily to the number and/or amount of properties disposed of by a REIT, the period of time the property has been held by the REIT, and/or aggregate expenditures made by the REIT with respect to the property being disposed of. The conditions needed to meet these requirements have been lowered for taxable years beginning in 2009. However, we cannot assure you that we will be able to comply with the safe-harbor provisions or that we would be able to avoid the 100% tax on prohibited transactions if we were to dispose of an owned property that otherwise may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

Foreclosure Property. We will be subject to tax at the maximum corporate rate on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property is treated as qualifying for purposes of the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as the result of (i) the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default, or (ii) default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

Such property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer (for a total of up to six years) if an extension is granted by the Secretary of the Treasury. In the case of a “qualified health care property” acquired solely as a result of termination of a lease, but not in connection with default or an imminent default on the lease, the initial grace period terminates on the second (rather than third) taxable year following the year in which the REIT acquired the property (unless the REIT establishes the need for and the Secretary of the Treasury grants one or more extensions, not exceeding six years in total, including the original two-year period, to provide for the orderly leasing or liquidation of the REIT’s interest in the qualified health care property). This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business that is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income.

In July 2008, we assumed operating responsibilities for the 15 properties due to the bankruptcy of Haven Eldercare, LLC (“Haven facilities”), one of our operators/tenants, as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.” In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant. Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities and, as of December 31, 2009, we held only two properties for which we retained operating responsibility. During 2010, the state regulatory process was completed and the requirements necessary to transfer the final two properties to the new operator/tenant were met.  As a result, as of December 31, 2010, we no longer have any operating responsibility with respect to properties that we previously foreclosed upon. As we have previously disclosed, we made an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties and, under the REIT foreclosure rules, generally we had to dispose of these properties prior to the close of our 2011 tax year, which condition has been met. Accordingly, all of the income from operating the Haven facilities was qualifying income for the 75% and 95% gross income tests, but we were subject to corporate income tax at the highest rate on the net income, if any, generated from operating the Haven properties.

Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). However, we do not currently own any property with respect to which we have made foreclosure property elections other than the remaining Haven properties discussed in the prior paragraph. Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2010 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses. We cannot predict whether, in the future, our income from foreclosure property will be significant and whether we could be required to pay a significant amount of tax on that income.

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests. We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. For tax years beginning after 2004, we were no longer required to include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test and we are no longer required to include in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 75% gross income test any gross income from any hedging transaction entered into after July 30, 2008.  We did not engage in hedge transactions in 2008, 2009 or 2010.

TRS Income. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% prior to 2009) of the value of a REIT’s assets may consist of securities of one or more TRSs. However, a TRS does not include a corporation which directly or indirectly (i) operates or manages a health care (or lodging) facility, or (ii) provides to any other person (under a franchise, license, or otherwise) rights to any brand name under which a health care (or lodging) facility is operated. Beginning in 2009, however, a TRS will be able to own or lease a health care facility provided that the facility is operated and managed by an “eligible independent contractor.” A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the new rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s operators that are not conducted on an arm’s-length basis.  As stated above, we do not lease any of our facilities to any of our TRSs.

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

We may own up to 100% of the stock of one or more TRSs. However, overall, no more than 25% (20% prior to 2009) of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries (including stock in non-REIT C corporations) and other assets that are not qualifying assets for purposes of the 75% asset test. If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset for purposes of the 75% test. The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property. As discussed under the 75% gross income test (see above), the IRS recently provided relief from re-testing certain mortgage loans held by a REIT that have been modified as a result of the current distressed market conditions with respect to real property. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of these rules for special relief.

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

For our tax years beginning after 2004, subject to certain de minimis exceptions, we may avoid REIT disqualification in the event of certain failures under the asset tests, provided that (i) we file a schedule with a description of each asset that caused the failure, (ii) the failure was due to reasonable cause and not willful neglect, (iii) we dispose of the assets within 6 months after the last day of the quarter in which the identification of the failure occurred (or the requirements of the rules are otherwise met within such period) and (iv) we pay a tax on the failure equal to the greater of (A) $50,000 per failure and (B) the product of the net income generated by the assets that caused the failure for the period beginning on the date of the failure and ending on the date we dispose of the asset (or otherwise satisfy the requirements) multiplied by the highest applicable corporate tax rate.

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

• any undistributed taxable income from prior periods.

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

Reasonable Cause Savings Clause. We may avoid disqualification in the event of a failure to meet certain requirements for REIT qualification if the failures are due to reasonable cause and not willful neglect, and if the REIT pays a penalty of $50,000 for each such failure. This reasonable cause safe harbor is not available for failures to meet the 95% and 75% gross income tests, the rules with respect to ownership of securities of more than 10% of a single issuer and the new rules provided for failures of the asset tests.

Failure to Qualify. If we fail to qualify as a REIT in any taxable year, and the reasonable cause relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify will not be deductible, and our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders. In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as ordinary income, to the extent of current and accumulated earnings and profits, and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to such statutory relief. Failure to qualify could result in our incurring indebtedness or liquidating investments to pay the resulting taxes.

Other Tax Matters. We own and operate a number of properties through qualified REIT subsidiaries (“QRSs”). The QRSs are treated as qualified REIT subsidiaries under the Code. Code Section 856(i) provides that a corporation that is a qualified REIT subsidiary shall not be treated as a separate corporation, and all assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and such items (as the case may be) of the REIT. Thus, in applying the tests for REIT qualification described above, the QRSs will be ignored, and all assets, liabilities and items of income, deduction, and credit of such QRSs will be treated as our assets, liabilities and items of income, deduction, and credit.

In the case of a REIT that is a partner in a partnership, such REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes in which we own an interest, directly.

Recent Developments Regarding Government Regulation and Reimbursement

Healthcare Reform.  The Patient Protection and Affordable Care Act and accompanying Healthcare and Education Affordability and Reconciliation Act of 2010 (the “Healthcare Reform Law”) were signed into law in March 2010. This legislation represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and will affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways.  Some changes under the Healthcare Reform Law have already occurred, such as changes to pre-existing condition requirements and coverage of dependents.  Other changes, including taxes on so-called “Cadillac” health plans, will be implemented over the next eight years.  We expect significant rule making and regulations under the Healthcare Reform Law to be promulgated during that time.

The attorneys general for several states, as well as other individuals and organizations, have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  On January 31, 2011, a Florida District Court ruled that the entire Healthcare Reform Law is unconstitutional.  Other courts have ruled in favor of the law or have only struck down certain provisions of the law.  These cases are under appeal, and others are in process.  We cannot predict the ultimate outcome of any of the litigation. Further, various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011.   While the Senate voted against repealing the whole Healthcare Reform Law, there are a number of bills that have been introduced, which seek to repeal or change certain provisions of the law. Because of these challenges, we cannot predict whether any or all of the legislation will be overturned, repealed or modified.

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

The downturn in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates for our operators with the goal of decreasing state expenditures under their state Medicaid programs.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  We anticipate that Medicaid enrollment could begin to increase, as the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid beginning in 2010 and simplifies enrollment in this program.  Since our operators’ profit margins on Medicaid patients are generally relatively low, substantial reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial conditions, which in turn could negatively impact us.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009, provides for enhanced federal Medicaid matching rates that may provide some relief to states.  Because states have discretion with respect to their Medicaid programs, some states may address budget shortfalls outside of Medicaid by reallocating state funds that otherwise would have been spent on Medicaid expenditures.  As a result, the impact of the ARRA Medicaid funding on our operators will depend on how states choose to use the funding.  Further, the ARRA funding is currently scheduled to end on June 30, 2011.  Many states are concerned that the lack of funds will have a negative impact on their budgets.

Medicare.  On July 22, 2010, the CMS published a notice with comment period on Medicare’s prospective payment system for SNFs for federal fiscal year 2011.  The notice with comment period includes an increase in payments to nursing homes equal to $524 million or 1.7%.  The impact of the changes among our operators may vary, depending in part on the characteristics of the patient populations of the individual facilities.

In 2009, the CMS finalized a revised case-mix classification system, the RUG-IV, and planned implementation for fiscal year 2010.  However, the Healthcare Reform Law delayed implementation of RUG-IV back one year to October 1, 2011.  The Medicare and Medicaid Extenders Act of 2010 repealed the provision in the Healthcare Reform Law and provided that RUG-IV would be implemented immediately and applied retroactively to October 1, 2010. The change in case-mix classification methodology has the potential to impact reimbursement, although the ultimate impact of the RUG-IV classification model on reimbursement to our operators is unknown.

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

The Medicare Improvements for Patients and Providers Act of 2008 (the “MIPPA”) became law on July 15, 2008, and made a variety of changes to Medicare, some of which may affect SNFs.  For instance, the MIPPA extended the therapy cap exceptions process through December 31, 2009.  The Healthcare Reform Law extended the therapy cap exceptions process through December 31, 2010, and the Medicare and Medicaid Extenders Act of 2010 further extended the therapy cap exceptions process through December 31, 2011.  The therapy caps limit the physical therapy, speech-language therapy and occupational therapy services that a Medicare beneficiary can receive during a calendar year.  These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits.  Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

Office of the Inspector General Activities.  The Office of Inspector General’s (the “OIG”) Work Plan for fiscal year 2011, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  While we cannot predict the results of the OIG's activities, they could result in further scrutiny and/or oversight of nursing homes.

Fraud and Abuse Laws and Regulations. There are various extremely complex civil and criminal federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers. Many of these laws raise issues that have not been clearly interpreted. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The federal anti-kickback statute is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration in return for, to induce or to arrange for the referral of individuals for any item or service payable by a federal or state healthcare program. There is also a civil analogue. States also have enacted similar statutes covering Medicaid payments and some states have broader statutes. Some enforcement efforts have targeted relationships between SNFs and ancillary providers, relationships between SNFs and referral sources for SNFs and relationships between SNFs and facilities for which the SNFs serve as referral sources. The federal self-referral law, commonly known as the “Stark Law,” is a civil statute that prohibits certain referrals by physicians to entities providing “designated health services” if these physicians have financial relationships with the entities. Some of the services provided in SNFs are classified as designated health services. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a False Claims Act violation. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect confidentiality and security of patient health information, including the privacy and security provisions in the federal Health Insurance Portability and Accountability Act of 1996 and the corresponding regulations promulgated, known as HIPAA. HIPAA was amended by the American Recovery and Reinvestment Act of 2009, known as the Stimulus Bill, to increase penalties for HIPAA violations, imposing stricter requirements on healthcare providers, in most cases requiring notification if there is a breach of an individual’s protected health information, including public announcements if the breach affects a significant number of individuals and expanding possibilities for enforcement. Our operators may have to expend significant funds to secure the health information they hold, including upgrading their computer systems. If our operators are found in violation of HIPAA, such operators may be required to pay large penalties. Compliance with public notification requirements in the event of a breach could cause reputational harm to their business. Obligations to pay large penalties or tarnishing of reputations could adversely affect the ability of our operators to pay their obligations to us.

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

In addition, licensing and Medicare and Medicaid laws require operators of nursing homes and ALFs to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. If our operators are unable to cure deficiencies, which have been identified or which are identified in the future, sanctions, including possible loss of license and/or right to receive reimbursement, may be imposed. If imposed, such sanctions may adversely affect our operators’ revenues, potentially jeopardizing their ability to meet their obligations to us.

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

Executive Officers of Our Company

As of February 22, 2011, the executive officers of our company were as follows:

C. Taylor Pickett (49) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett is also a Director and has served in this capacity since May 30, 2002.  Mr. Pickett’s term as a Director expires in 2011.  From January 1998 to June 2001, Mr. Pickett served as the Executive Vice President and Chief Financial Officer of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services; and from May 1997 to December 1997, Mr. Pickett served as Executive Vice President of Mergers and Acquisitions of Integrated Health Services, Inc.  From January 1996 to May 1997, Mr. Pickett served as the President of Symphony Health Services, Inc.

Daniel J. Booth (47) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (57) is our Senior Vice President of Operations and has served in this capacity since July 2001. From 1997 to 2000, Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc. Prior to joining Mariner Post-Acute Network, Inc., Mr. Crabill served as an Executive Vice President of Operations at Beverly Enterprises, Inc.

Robert O. Stephenson (47) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc.  Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (42) is our Chief Accounting Officer and has served in this capacity since February 2007.  From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc.  From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of December 31, 2010, we had 24 full-time employees, including the five executive officers listed above.

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

Leases.  A bankruptcy filing by one of our lessee operators would typically prevent us from collecting unpaid pre-bankruptcy rents or evicting the operator, absent approval of the bankruptcy court.  The Bankruptcy Code provides a lessee with the option to assume or reject an unexpired lease within certain specified periods of time.  Generally, a lessee is required to pay all rent that becomes payable between the date of its bankruptcy filing and the date of the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing).  If one of our lessee operators chooses to assume its lease with us, the operator must cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future obligations under the lease.  If one of our lessee operators opts to reject its lease with us, we would have a claim against such operator for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” and would generally result in a recovery substantially less than the face value of such claim.  Although the operator’s rejection of the lease would permit us to recover possession of the leased facility, we would still face losses, costs and delays associated with re-leasing the facility to a new operator.

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

•
Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by these authorities.  Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating and result in ineligibility for reimbursement until the necessary licenses are obtained or reinstated. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently. In addition, licensing and Medicare and Medicaid laws require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them, including possible loss of license and/or right to receive reimbursement. If our operators are unable to cure deficiencies, which have been identified or which are identified in the future, sanctions may be imposed. If imposed, the resulting sanctions may adversely affect our operators’ revenues, potentially jeopardizing their ability to meet their obligations to us.

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

Despite the fact that the U.S. economy has started to recover from the recent economic recession, the rate of recovery has been much slower than anticipated.  The United States is continuing to experience the effects of the recession, resulting  in continued concerns regarding the adverse impact caused by inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment could have an adverse impact on the ability of our operators to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our operators under our leases and loans could adversely affect our income from investments in our portfolio.

Certain third parties may not be able to satisfy their obligations to us or our operators due to uncertainty in the capital markets.

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

As is typical in the long-term healthcare industry, our operators are often subject to claims for damages relating to the services that they provide.  We can give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all.  In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability.  As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.  TC Healthcare, the entity that has operated these facilities on our behalf through an independent contractor on an interim basis, may be named as a defendant in professional liability claims related to the properties that were transitioned from Haven Eldercare, LLC (“Haven facilities”) as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Portfolio and Other Developments.

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

At December 31, 2010, approximately 16% of our real estate investments were operated by two public companies: Sun Healthcare Group, Inc. (“Sun”) (9%) and Advocat Inc. (“Advocat”) (6%).  Our largest private company operators and/or managers (by investment) were CommuniCare Health Services (“CommuniCare”) (13%), Airamid Health Management, LLC through its subsidiaries (“Airamid”) (11%) and Signature Holding II, LLC (9%).  No other operator represents more than 6% of our investments.

For the year ended December 31, 2010, our revenues from operations totaled $258.3 million, of which approximately $35.7 million were from CommuniCare (14%), $31.9 million from Sun (12%) and $22.1 million from Advocat (9%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2010.  In addition, our owned and operated assets generated $7.3 million (3%) of revenue in 2010.  Facilities acquired from CapitalSource are only included in our revenues from the date of acquisition.

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

To qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute at least 90% of our REIT taxable income each year to our stockholders.  Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needed to make investments and to satisfy or refinance maturing commitments.  As a result, we rely on external sources of capital, including debt and equity financing.  If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations.  Our access to capital depends upon a number of factors over which we have little or no control, including  the performance of the national and global economies generally; competition in the healthcare industry; issues facing the healthcare industry, including regulations and government reimbursement policies; our operators’ operating costs; the ratings of our debt and preferred securities; the market’s perception of our growth potential; the market value of our properties; our current and potential future earnings and cash distributions; and the market price of the shares of our capital stock.  Difficult capital market conditions in our industry during the past several years, exacerbated by the recent economic downturn, and our need to stabilize our portfolio have limited and may continue to limit our access to capital.  While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in position to take advantage of future investment opportunities in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

Economic conditions and turbulence in the credit markets may create challenges in securing third-party borrowings or refinancing our existing debt.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market and depressed real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole. While the capital markets have recently shown signs of improvement, the sustainability of an economic recovery is uncertain and additional levels of market disruption and volatility could impact our ability to secure third-party borrowings or refinance our existing debt in the future.

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

We may be subject to additional risks in connection with our recent and future acquisitions of long-term care facilities.

We may be subject to additional risks in connection with our recent and future acquisitions of long-term care facilities, including but not limited to the following:

•	our limited prior business experience with certain of the operators of the facilities we have recently acquired or may acquire in the future;
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

We cannot assure you that we will be able to manage the recently acquired or other new facilities without encountering difficulties or that any such difficulties will not have a material adverse effect on us.

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

Our indebtedness could adversely affect our financial condition.

We have a material amount of indebtedness and we may increase our indebtedness in the future.  Debt financing could have important consequences to our stockholders.  For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on satisfactory terms or at all;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interests;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors that have less debt.

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

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

•
the issuance and exercise of options to purchase our common stock or other equity awards under remuneration plans. We may also issue equity to our employees in lieu of cash bonuses or to our directors in lieu of director’s fees;

•	the issuance of shares pursuant to our dividend reinvestment and direct stock purchase plan;
•	the issuance of debt securities exchangeable for our common stock;
•	the exercise of warrants we may issue in the future;
•	lenders sometimes ask for warrants or other rights to acquire shares in connection with providing financing, and we cannot assure you that our lenders will not request such rights; and
•	the sales of securities convertible into our common stock could dilute the interests of existing common stockholders.

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

As of the date of this filing, 4,339,500 shares of our 8.375% Series D cumulative redeemable preferred stock (“Series D Preferred Stock”) were issued and outstanding.  We have called all of the issued and outstanding Series D Preferred Stock for redemption on March 7, 2011.  However, our Board of Directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock.

Legislative or regulatory action could adversely affect purchasers of our stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws that have or could impact the income tax consequences in an adverse manner of owning our stock.  Changes are likely to continue to occur in the future, and we cannot assure you that any of these changes will not adversely affect our stockholder’s stock.  Any of these changes could have an adverse effect on an investment in our stock or on its market value or resale potential.  Stockholders are urged to consult with their own tax advisor with respect to the impact that past legislative, regulatory or administrative changes or potential legislation may have on their investment in our stock.

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.

If any rating agency downgrades our credit rating, or places our rating under watch or review for possible downgrade, this could make it more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock may decline.  Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry.  We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2010, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities that are leased to operators or other affiliates, mortgages on facilities that are operated by the mortgagors or their affiliates and facilities subject to leasehold interests.  The facilities are located in 35 states and are operated by 50 operators.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  In some cases, our tenants and mortgagees contract with a healthcare operator to operate the facilities.  The following table summarizes our property investments as of December 31, 2010:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Occupancy Percentage(1)	Gross Investment (in thousands)

Leased Facilities(2)

Airamid Health Management, LLC.	4,535	38	87	$263,560
CommuniCare Health Services, Inc	3,609	28	85	245,074
Sun Healthcare Group, Inc.	4,574	40	69	226,483
Signature Holdings II, LLC.	3,384	32	87	222,771
Gulf Coast Master Tenant I, LLC.	2,160	17	88	146,636
Formation Capital, LLC.	1,894	16	86	146,027
Advocat, Inc.	3,960	36	86	144,595
Guardian LTC Management Inc.	1,681	23	90	125,971
La Vie Care Management	1,996	17	88	117,654
Nexion Health Inc	2,146	20	75	85,538
Essex Healthcare Corporation	1,229	13	85	83,587
TenInOne Acquisition Group, LLC	1,516	10	79	80,718
Swain/Herzog	1,008	9	85	56,143
Sava Senior Care, LLC.	640	4	65	40,729
Mark Ide Limited Liability Company	833	9	77	33,871
Infinia Properties of Arizona, LLC	444	6	86	33,137
Hoosier Enterprises Inc.	632	7	68	32,059
Pinon Management, Inc.	492	6	94	28,326
Waters (The) of Williamsport, LLC	540	6	75	22,035
StoneGate Senior Care LP	646	6	77	21,781
Fundamental Long Term Care Holding, LLC	381	3	92	20,927
Rest haven Nursing Center Inc.	166	1	95	14,400
Daybreak Venture, LLC	317	3	68	12,670
Health Systems of Oklahoma LLC.	407	3	63	12,470
Washington N&R	239	2	75	12,152
Genesis HealthCare Corporation	124	1	90	10,931
Care Initiatives, Inc	188	1	84	10,347
Adcare Health Systems	300	2	93	10,000
Ensign Group, Inc.	271	3	92	9,656
Lakeland Investors, LLC	274	1	89	9,625
Southwest LTC	260	2	62	8,428
Laurel	239	2	65	7,585
Hickory Creek Healthcare Foundation	138	2	78	7,250
Prestige Care, Inc	90	1	95	6,757
Community Eldercare Services, LLC.	100	1	73	6,746
Longwood Management Corporation.	185	2	92	6,448
Crowne Management, LLC	172	1	81	6,351
Elite Senior Living, Inc	105	1	65	5,893
Emeritus Corporation	52	1	86	5,674
Murphy Healthcare III, LTC	181	2	55	5,139
Country Villa Claremont Healthcare Center, Inc	99	1	90	4,546
HMS Holdings at Texarkana, LLC	123	1	65	3,931
Generations Healthcare, Inc	60	1	78	3,007
Universal Health Care/King, Inc	113	1	88	2,572
Health and Hospital Corporation	128	1	65	2,550
Sam Jewel (3)	214	2	-	2,153
Diamond Care Vida Encantada, LLC	102	1	67	1,953
	42,947	386	82	2,366,856

Assets Held for Sale
Closed Facility	-	1	-	670
	-	1	-	670

Fixed - Rate Mortgages(4)

CommuniCare Health Services, Inc	1,064	8	87	76,505
Meridian	240	3	89	15,900
Parthenon Healthcare, Inc	251	2	78	11,396
Ciena Healthcare (5)	-	-	-	4,756
	1,555	13	86	108,557

Total	44,502	400	83	$2,476,083

      (1)  Represents the most recent data provided by our operators.
      (2)  Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
      (3)  We have not received occupancy information from the tenant.
      (4)  In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.
(5) The mortgage relates to two properties for which we have provided construction to permanent mortgage financing. Both facilities are currently under construction.

-27 & 28-

The following table presents the concentration of our facilities by state as of December 31, 2010:

	Number of Facilities	Number of Operating Beds	Gross Investment (in thousands)	% of Gross Investment
Florida	86	10,197	$596,831	24.1
Ohio	50	5,540	355,664	14.4
Pennsylvania	25	2,286	174,051	7.0
Texas	31	3,952	160,281	6.5
Tennessee	16	2,296	114,329	4.6
Maryland	10	1,319	98,557	4.0
Colorado	11	1,202	70,823	2.9
Indiana	18	1,591	69,670	2.8
Kentucky	15	1,210	63,609	2.6
West Virginia	10	1,151	59,982	2.4
North Carolina	11	1,337	59,578	2.4
Alabama	11	1,325	57,630	2.3
Massachusetts	8	896	57,010	2.3
Louisiana	14	1,478	55,343	2.2
Mississippi	6	609	52,417	2.1
Arkansas	12	1,189	47,313	1.9
Rhode Island	4	558	43,516	1.8
CaliforniaGeorgia	12	1,018	39,302	1.6
Connecticut	5	472	36,786	1.5
Arizona	6	444	33,137	1.3
Georgia	4	618	27,940	1.1
New Hampshire	3	216	23,066	0.9
Idaho	4	377	22,679	0.9
Iowa	3	359	21,202	0.9
Nevada	3	381	20,927	0.8
Wisconsin	3	317	18,553	0.8
Washington	2	194	17,473	0.7
Vermont	2	275	15,357	0.6
Oklahoma	5	621	14,623	0.6
Illinois	4	446	14,406	0.6
Missouri	2	239	12,152	0.5
New Mexico	2	221	7,153	0.3
Alaska	1	90	6,757	0.3
Michigan (1)	0	0	4,756	0.2
Kansas	1	78	3,210	0.1

Total	400	44,502	$2,476,083	100.00

(1) The mortgage relates to two properties for which we have provided construction to permanent mortgage financing. Both facilities are currently under construction.

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location.  Our portfolio includes healthcare facilities located in 35 states.  In addition, the majority of our 2010 rental and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities.  We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 50 different public and private healthcare providers.  Except for CommuniCare (13%), Airamid Health Management, LLC through its subsidiaries (“Airamid”) (11%), Signature (9%) and Sun (9%) which together hold approximately 42% of our portfolio (by investment), no other single tenant holds greater than 6% of our portfolio (by investment).

      Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2010, approximately 77% of our leases and mortgages had primary terms that expire in 2014 or later.  The majority of our leased real estate properties are leased under provisions of master lease agreements.  We also lease facilities under single facility leases.  The initial terms of both types of leases typically range from 5 to 15 years, plus renewal options.

Encumbered Assets.   As of December 31, 2010, we had no borrowings outstanding under our $320 million revolving senior secured credit facility, which is provided by Bank of America, N.A., and certain other lenders.  The revolving credit facility is secured by a perfected first priority lien on certain real properties and all improvements, fixtures, equipment and other personal property relating thereto of certain of our subsidiaries that are party to the revolving credit facility as borrowers, and by an assignment of leases, rents, sale/refinance proceeds and other proceeds flowing from the real properties securing the revolving credit facility.  The gross investment value in these facilities is approximately $420.6 million. In addition, we had $201.3 million aggregate principal amount of other secured indebtedness, which was secured by 40 of our facilities with an aggregate gross investment value of $313.3 million.

Item 3 - Legal Proceedings

On January 7, 2010, LCT SE Texas Holdings, L.L.C. (“LCT”), an affiliate of Mariner Health Care and the lessee of four facilities located in the Houston area (the “LCT Facilities”), filed a petition in the District Court of Harris County, Texas (No. 2010-01120) against four landlord entities (the “CSE Entities”), the member interests of which we purchased as part of the December 2009 CapitalSource acquisition. The petition relates to a right of first refusal (“ROFR”) under the master lease between LCT and the CSE Entities. The petition alleges, among other things, that (i) the notice of the acquisition of the member’s interests of the CSE Entities was not proper under the ROFR provision in the master lease, (ii) the purchase price allocated to the member’s interests of the CSE Entities (or the LCT Facilities) pursuant to the CapitalSource Purchase Agreement and specified in the notice to LCT of its ROFR, if any, was not a bona fide offer, did not represent “true market value” and failed to trigger the ROFR and (iii) we tortiously interfered with LCT’s right to exercise the ROFR.  The petition seeks a declaratory adjudication with respect to the identified claims above, a claim for specific performance permitting LCT to exercise its ROFR and unspecified actual and punitive damages relating to the alleged breach of the master lease by the CSE Entities and tortious interference by us. We believe that the litigation is defensible. In addition, under the CapitalSource Purchase Agreement and related transaction documents, CapitalSource has agreed to indemnify us for any losses, including reasonable legal expenses, incurred by us in connection with this litigation.

Item 4 - [Removed and Reserved]

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.”  The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per common share:

2010				2009

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$21.100	$17.000	$0.32	First	$16.420	$11.150	$0.30
Second	21.270	17.500	0.32	Second	17.400	13.560	0.30
Third	23.370	19.370	0.36	Third	19.010	14.510	0.30
Fourth	23.950	20.350	0.37	Fourth	20.080	14.390	0.30
			$1.37				$1.20

The closing price for our common stock on the New York Stock Exchange on February 22, 2011 was $22.32 per share.  As of February 22, 2011 there were 100,018,140 shares of common stock outstanding with 2,901 registered holders.

The following table provides information about all equity awards under our company’s 2004 Stock Incentive Plan, 2000 Stock Incentive Plan.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	123,996	$—	2,278,175
Equity compensation plans not approved by security holders	—	—	—
Total	123,996	$—	2,278,175

(1)
Reflects 123,996 shares issuable in respect of the 3 year cliff performance restricted stock units that vested on December 31, 2010.  Does not include shares in respect of equity awards granted in January 2011.

(2)	No exercise price is payable with respect to the performance restricted stock rights.
(3)	Reflects shares of Common Stock remaining available for future issuance under our 2000 and 2004 Stock Incentive Plans.

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, 93,928 shares of our common stock were purchased from employees to pay the withholding taxes associated with vesting of restricted stock.

Common Stock

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2010 to October 31, 2010	-	$-	-	$-
November 1, 2010 to November 30, 2010	-	-	-	-
December 1, 2010 to December 31, 2010	93,928	22.44	-	-
Total	93,928	$22.44	-	$-

(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of restricted stock.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our company on a historical basis.  The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  Our historical operating results may not be comparable to our future operating results.  The comparability of our selected financial data is significantly affected by our CapitalSource acquisitions in 2009 and 2010.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments – CapitalSource Transaction.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Operating Data
Revenues from core operations	$250,985	$179,008	$169,592	$159,558	$135,513
Revenues from nursing home operations	7,336	18,430	24,170	-	-
Total revenues	$258,321	$197,438	$193,762	$159,558	$135,513
Income from continuing operations	$58,436	$82,111	$77,691	$67,598	$55,905
Net income available to common stockholders	49,350	73,025	70,551	59,451	45,774
Per share amounts:
Income from continuing operations: Basic	$0.52	$0.87	$0.93	$0.88	$0.78
Diluted	0.52	0.87	0.93	0.88	0.78
Net income available to common: Basic	$0.52	$0.87	$0.94	$0.90	$0.78
Diluted	0.52	0.87	0.94	0.90	0.78

Dividends, Common Stock(1)	$1.37	$1.20	$1.19	$1.08	$0.96
Dividends, Series D Preferred(1)	2.09	2.09	2.09	2.09	2.09

Weighted-average common shares outstanding, basic	94,056	83,556	75,127	65,858	58,651
Weighted-average common shares outstanding,diluted	94,237	83,649	75,213	65,886	58,745

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data Gross investments	$2,504,818	$1,803,743	$1,502,847	$1,322,964	$1,294,306
Total assets	2,304,007	1,655,033	1,364,467	1,182,287	1,175,370
Revolving line of credit	-	94,100	63,500	48,000	150,000
Other long-term borrowings	1,176,965	644,049	484,697	525,709	526,141
Stockholders’ equity	1,004,066	865,227	787,988	586,127	465,454

(1)	Dividends per share are those declared and paid during such period.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Overview

We have one reportable segment consisting of investments in healthcare-related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

On July 7, 2008, through bankruptcy court proceedings, we took ownership and/or possession of 15 facilities that were previously operated by Haven Eldercare (“Haven”).  Prior to July 7, 2008, we had (i) leased eight facilities to Haven under a master lease agreement and (ii) provided mortgage financing to a Haven entity for seven facilities that we had previously consolidated according to accounting rules regarding variable interest entities then in place.  As a result of the bankruptcy court judgment, the mortgage on the seven facilities was retired in exchange for ownership of the facilities, and we were also awarded certain other operational assets of Haven.  Accordingly, effective July 7, 2008, we were no longer required to consolidate the Haven entity for which we had provided the mortgage because all of the assets of the Haven entity were transferred to us, and we no longer had a variable interest in the Haven entity.  In addition to receiving title to the seven facilities and certain other operational assets, on July 7, 2008, we assumed operating responsibility for the 15 Haven facilities.  In July 2008, a new entity (TC Healthcare) was formed to operate these properties on our behalf through the use of an independent contractor.  TC Healthcare’s managing member and sole voting member, an individual with experience in operating these types of facilities, has no equity investment at risk and is unrelated to Omega.  Omega and TC Healthcare entered into an agreement that required Omega to provide the working capital requirements for TC Healthcare and to absorb the operating losses of TC Healthcare.  The agreement also provided Omega with the right to receive the economic benefits of the entity.  TC Healthcare is a variable interest entity as the entity does not have sufficient equity investment at risk to support its operations without subordinated financial support.  Additionally, Omega has the power to direct the activities of TC Healthcare as Omega has the unilateral right to replace the shareholder.  Omega is deemed the primary beneficiary of TC Healthcare as Omega has the controlling economic interest in the entity, and therefore, Omega consolidated the operations of TC Healthcare.

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega and (iii) TC Healthcare.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results, assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010, upon approval by state regulators of the operating license transfer.  The operating revenues and expenses and related operating assets and liabilities of the two facilities are shown on a gross basis in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.  TC Healthcare is responsible for the collection of the accounts receivable earned and the liabilities incurred prior to the date of the transition to the new tenant/operator.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at December 31, 2010, consisted of 400 healthcare facilities (including one closed facility held for sale), located in 35 states and operated by 50 third-party operators.  Our gross investment in these facilities totaled approximately $2.5 billion at December 31, 2010, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 371 SNFs, (ii) 10 ALFs, (iii) five specialty facilities, (iv) fixed rate mortgages on 13 SNFs and (v) one SNF that is currently held for sale.  At December 31, 2010 we also held other investments of approximately $28.7 million, consisting primarily of secured loans to third-party operators of our facilities.

The recent downturn in the U.S. economy and other factors could result in significant cost-cutting at both the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs.  Current market and economic conditions may have a significant impact on state budgets and health care spending. The states with the most significant projected budget deficits in which we own facilities and the percentage of our gross investments in such states as of December 31, 2010 are as follows: Alabama (2.3%), Arizona (1.3%), California (1.6%), Florida (24.1%), New Hampshire (0.9%) and Rhode Island (1.8%).  These deficits, exacerbated by the potential for increased enrollment in Medicaid due to rising unemployment levels and declining family incomes, could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

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

2010 and Recent Highlights

Acquisition and Other Investments

See “Portfolio and Other Developments” for a description of 2010 acquisitions and other investments.

7.5% Senior Notes due 2020

On February 9, 2010, we issued and sold $200 million aggregate principal amount of our 7.5% Senior Notes due 2020.  The notes mature on February 15, 2020 and pay interest semi-annually on August 15th and February 15th.

On October 20, 2010, we commenced an offer to exchange $200 million aggregate principal amount of our 7.5% Senior Notes due 2020.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

CapitalSource Mortgage Debt

On February 16, 2010, we used proceeds from the offering of our $200 million 7.5% Senior Notes due 2020 to repay the mortgage debt we assumed in connection with the December 22, 2009 CapitalSource closing.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

$140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements to sell shares of our common stock having an aggregate gross sales price of up to $140,000,000 (the “2010 Equity Shelf Program”) with each of BofA Merrill Lynch, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities, Jefferies & Company, Inc., RBS Securities Inc., Stifel Nicolaus & Company, Incorporated and UBS Securities LLC, each as sales agents and/or principal. Under the terms of the equity distribution agreements, we may from time to time offer and sell shares of our common stock, having an aggregate gross sales price of up to $140,000,000 through or to the sales agents.  We will pay each sales agent compensation from the sales of the shares equal to 2% of the gross sales price per share of shares sold through such sales agent under the applicable agreement.  In 2010, we issued 3.1 million shares of our common stock through the 2010 Equity Shelf Program for approximately $65.4 million, net of $1.3 million of commissions.

1.0 Million Share Common Stock Issuance

On June 29, 2010, in connection with our acquisition of certain subsidiaries of CapitalSource, we issued approximately 1.0 million shares of our common stock to the selling stockholder.  The closing price of the common stock was $19.80 per share.

6.75% Senior Notes due 2022

On October 4, 2010, we issued and sold $225 million aggregate principal amount of our 6.75% Senior Notes due 2022.   The notes mature on October 15, 2022, and pay interest semi-annually on April 15th and October 15th, commencing on April 15, 2011.

On November 23, 2010, we issued and sold $350 million aggregate principal amount of our 6.75% Senior Notes due 2022.  The notes issued on November 9, 2010 were of the same series as the notes issued on October 4, 2010.   See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

GECC Loan Payoff

On October 6, 2010, we terminated our credit agreement with General Electric Capital Corporation (“GECC”), as Administrative Agent and a Lender, and the other financial institutions party thereto.  The credit agreement previously provided us with a five-year $100 million term loan.  In connection with the termination, we repaid the outstanding principal amount of the loan plus a prepayment premium of $3.0 million.  As a result of the early repayment of the GECC credit agreement, we recorded a debt extinguishment charge of $5.2 million consisting of (i) a non-cash charge of approximately $2.2 million relating to the write-off of deferred financing costs and (ii) $3.0 million related to the prepayment premium for prepaying the debt.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

Tender Offer and Consent Solicitation for 7% Senior Notes due 2014

On November 8, 2010, we commenced a tender offer to purchase for cash any and all of our outstanding $310 million aggregate principal amount of 7% Senior Notes due 2014 upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated November 8, 2010.  Pursuant to the terms of the tender offer which expired on December 8, 2010, we purchased $264.7 million aggregate principal amount of the notes.  On December 16, 2010, we redeemed the remaining $45.3 million aggregate principal amount of the notes at a redemption price of 102.333% of the principal amount thereof, plus accrued and unpaid interest up to the redemption date.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

Series D Preferred Stock Redemption

On February 3, 2011, we announced that we have called for redemption all of our outstanding shares of 8.375% Series D Cumulative Redeemable Preferred Stock.

The redemption date for the Series D Preferred Stock will be March 7, 2011, and the redemption price will be $25.00 per share of Series D Preferred Stock plus accrued and unpaid dividends up to and including the redemption date, for an aggregate redemption price of $25.21519 per share. On and after the redemption date, dividends on the shares of Series D Preferred Stock will cease to accrue, the Series D Preferred Stock will cease to be outstanding, and holders of the Series D Preferred Stock will have only the right to receive the redemption price.  In connection with the redemption of the Series D Preferred Stock, we will write-off $3.4 million of preferred stock issuance costs that will reduce first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

Dividends

On January 14, 2011, the Board of Directors declared a common stock dividend of $0.37 per share, to be paid February 15, 2011 to common stockholders of record on January 31, 2011.  On February 16, 2010, May 17, 2010, August 16, 2010 and November 15, 2010, we paid dividends to our common stockholders in the per share amounts of $0.32, $0.32, $0.36 and $0.37, for stockholders of record on January 29, 2010, April 30, 2010, July 30, 2010 and October 29, 2010, respectively.

On January 14, 2011, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that will be paid February 15, 2011 to preferred stockholders of record on January 31, 2011.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2010 through January 31, 2011.  We also paid regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock in 2010.

Portfolio and Other Developments

The partial expiration of certain Medicare rate increases has had an adverse impact on the revenues of the operators of nursing home facilities and could negatively impacted some operators’ ability to satisfy their monthly lease or debt payment to us.  See Item 1 Business - Government Regulation and Reimbursement above for further discussion.  In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under title 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended and supplemented, (the “Bankruptcy Code”).

CapitalSource Transactions

First Closing

On December 22, 2009, we purchased CapitalSource entities owning 40 facilities for approximately $271.4 million and an option to purchase CapitalSource entities owning 63 additional facilities for $25.0 million.  The consideration consisted of: (i) approximately $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) the assumption of approximately $59.4 million of 6.8% mortgage debt maturing on December 31, 2011.  We valued the 2,714,959 shares of our common stock at approximately $52.8 million on December 22, 2009.

The 40 facilities represent 5,264 available beds located in 12 states, and are part of 15 in-place triple net leases among 12 operators.   The 12 leases generate approximately $31 million of annualized revenue.

As of December 31, 2010, we allocated approximately $282.0 million to land ($22.5 million), building and site improvements ($241.9 million) and furniture and fixtures ($17.6 million).  We allocated approximately $9.5 million to in-place above market leases assumed at the first closing and approximately $19.8 million to in-place below market leases assumed at the first closing.  In 2010, net amortization associated with net in-place below market leases assumed at the first closing was approximately $1.4 million.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the December 22, 2009 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
1.3	2.3	2.0	3.4

The fair value of the debt assumed approximated face value.  We have not recorded goodwill in connection with this transaction.

HUD Portfolio Closing

On June 29, 2010, we purchased CapitalSource entities owning 40 facilities for approximately $271 million.   We also paid approximately $15 million for escrow accounts transferred to us at closing.  The 40 facilities are encumbered by approximately $182 million in long-term mortgage financing guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) and $20 million in subordinated notes.  The following summarizes the consideration paid at closing:

•	$65 million in cash;

•
$202 million face value of assumed debt, which includes $20 million of 9.0% unsecured debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $129 million of new HUD Debt at a 4.85% annual interest rate maturing between January 2040 and January 2045; and

•	995 thousand shares of our common stock valued at approximately $19 million on June 29, 2010.

The 40 facilities represent 4,882 available beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

As of December 31, 2010, we allocated approximately $313.3 million to land ($32.3 million), building and site improvements ($264.1 million) and furniture and fixtures ($16.9 million).  We allocated approximately $4.9 million to in-place above market leases assumed at the HUD portfolio closing and approximately $24.1 million to in-place below market leases assumed at the HUD portfolio closing.  In 2010, net amortization associated with net in-place below market leases assumed at the HUD portfolio closing was approximately $1.9 million.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 29, 2010 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
3.5	6.2	4.7	2.9

In addition, we recorded approximately $22.5 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  In 2010, we amortized approximately $0.7 million for the fair value adjustment.  We estimate amortization will average approximately $1.3 million per year for the next five years.  We have not recorded goodwill in connection with this transaction.

Option Exercise and Closing

On April 20, 2010, we provided notice of our intent to exercise our Option to acquire CapitalSource entities owning 63 facilities.  On June 9, 2010, we completed our purchase of the 63 CapitalSource facilities for an aggregate purchase price of approximately $293 million in cash.  The total purchase price including the purchase option deposit was $318 million.

The 63 facilities represent 6,607 available beds located in 19 states, and are part of 30 in-place triple net leases among 18 operators. The 30 leases generate approximately $34 million of annualized revenue.

As of December 31, 2010, we allocated approximately $328.9 million to land ($35.8 million), building and site improvements ($276.0 million) and furniture and fixtures ($17.1 million).  We allocated approximately $8.2 million to in-place above market leases assumed and approximately $18.8 million to in-place below market leases assumed at the Option portfolio closing.  In 2010, net amortization associated with net in-place below market leases assumed at the Option portfolio closing was approximately $0.7 million.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 9, 2010 acquisition as follows:

Less than 1 year	1-3 years	3-5 years	Thereafter
1.2	1.7	2.4	4.6

We have not recorded goodwill in connection with this transaction.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Operating Revenues

Our operating revenues for the year ended December 31, 2010, were $258.3 million, an increase of $60.9 million over the same period in 2009.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2010:

•
Rental income was $232.8 million, an increase of $68.3 million over the same period in 2009.  The increase was primarily due to: (i) the CapitalSource acquisitions and (ii) the conversion of 4 facilities from our mortgage loan portfolio to leased properties portfolio.  In February 2010, we took possession of 4 facilities through a deed-in-lieu of foreclosure process with one of our mortgagees.  We have entered into a long-term lease with a third party tenant to operate these facilities.

•
Mortgage interest income totaled $10.4 million, a decrease of $1.2 million over the same period in 2009.  The decrease was primarily the result of the deed-in-lieu of foreclosure for one of our operators discussed above in rental income.

•
Other investment income totaled $3.9 million, an increase of $1.4 million over the same period in 2009.  The increase was primarily the result of the $1.2 million income received from two mortgage back certificate notes that were retired during the second quarter of 2010.

•
Miscellaneous revenue was $3.9 million, an increase of $3.4 million over the same period in 2009.  The increase was primarily due to a settlement with one of our prior operators in February 2010 for breach of contract related to failure to pay rent.

•
Nursing home revenues of owned and operated assets was $7.3 million, a decrease of $11.1 million over the same period in 2009.  The decrease was due to the deconsolidation of two owned and operated facilities effective June 1, 2010.

Operating Expenses

Operating expenses for the year ended December 31, 2010, were $109.4 million, an increase of approximately $27.8 million over the same period in 2009.  Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2010:

•	Our depreciation and amortization expense was $84.6 million, compared to $44.7 million for the same period in 2009. The increase was primarily associated with the CapitalSource acquisitions.

•
Our general and administrative expense, excluding stock-based compensation expense related to restricted stock units, was $12.8 million, compared to $9.8 million for the same period in 2009.  The increase was primarily due to increased costs associated with the CapitalSource transaction, including payroll and payroll related expense, additional audit expense related to the HUD portfolio and taxes related to the acquisition.

•
Our restricted stock-based compensation expense was $2.2 million, an increase of $0.3 million over the same period in 2009.  The increase was primarily due to a modification to the vesting portion of performance targets for our 2009 performance restricted stock units.

•
Nursing home expenses of owned and operated assets was $8.0 million, a decrease of $12.6 million over the same period in 2009.  The decrease was due to the deconsolidation of two owned and operated facilities effective June 1, 2010.

Other Income (Expense)

For the year ended December 31, 2010, total other expenses were $90.5 million, an increase of approximately $56.0 million over the same period in 2009.  The increase in interest expense of approximately $31.2 million was primarily due to an increase in borrowings outstanding, including debt assumed to finance the CapitalSource acquisitions.  The increase also included (i) $1.3 million in amortization of deferred financing costs related to the additional debt issued to finance the CapitalSource acquisitions and (ii) $19.0 million in interest refinancing costs.  The increase in refinancing related costs relate to the (i) write-off of $3.5 million during the second quarter of 2010 associated with the termination of our $200 million revolving senior secured credit facility compared to a write-off of $0.5 million of deferred costs associated with the termination of our $255 million credit facility in June 2009, (ii) write-off of $2.2 million during the fourth quarter of 2010 associated with the termination of our $100 million GECC loan and payment of a $3.0 million prepayment penalty premium, and (iii) penalty payment and costs of approximately $8.2 million and the write-off of approximately $2.6 million during the fourth quarter of 2010 associated with the tender offer and retirement of our outstanding $310 million 7% Senior Notes due 2014.  In addition, during the first quarter of 2009, we received $4.5 million in cash for a legal settlement.

2010 Taxes

Because we qualify as a REIT, we generally are not subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2010, we made preferred and common dividend payments of $138.9 million to satisfy REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2010 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2010 was $58.4 million compared to $82.1 million for the same period in 2009.

2010 Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets are included in assets held for sale – net in our consolidated balance sheet prior to their sale/disposal.

For the year ended December 31, 2009 and 2010, no revenue or expense was generated from discontinued operations.  For additional information, see Note 19 – Discontinued Operations.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2010, was $134.0 million, compared to $117.0 million for the same period in 2009.

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

FFO is a non-GAAP financial measure.  We use FFO as one of several criteria to measure the operating performance of our business.  We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other REITs.  We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP.  Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table presents our FFO results for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(in thousands)
Net income available to common	$49,350	$73,025
Add back loss (deduct gain) from real estate dispositions	4	(753)
	49,354	72,272
Elimination of non-cash items included in net income:
Depreciation and amortization	84,623	44,694
Funds from operations available to common stockholders	$133,977	$116,966

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Operating Revenues

Our operating revenues for the year ended December 31, 2009, were $197.4 million, an increase of $3.7 million over the same period in 2008.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2009:

•
Rental income was $164.5 million, an increase of $8.7 million over the same period in 2008.  The increase was primarily due to: (i) additional rental income from the full year 2009 impact from acquisitions of (a) seven SNFs, one ALF and one rehabilitation hospital in April 2008, four SNFs, (b) one ALF and one ILF in September 2008 and (c) two SNFs in December 2008, which were all leased to existing operators and (ii) additional rental income from the acquisitions of 40 SNFs in December 2009 among 11 new operators and one existing operator.

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

•
Miscellaneous revenue was $0.4 million, a decrease of $1.8 million over the same period in 2008.  The decrease was primarily due to the payment of late fees and penalties in 2008 related to Haven’s bankruptcy in 2008.

•
Nursing home revenues of owned and operated assets was $18.4 million in 2009, a decrease of $5.7 million over the same period in 2008.  The decrease was due to the timing of ownership of the facilities in 2009 compared to 2008.  Refer to Item 7 Overview’s discussion of the consolidation of TC Healthcare.

Operating Expenses

Operating expenses for the year ended December 31, 2009, were $81.6 million, a decrease of approximately $7.5 million over the same period in 2008.  Following is a description of certain of the changes in operating expenses for the year ended December 31, 2009:

•
Our depreciation and amortization expense was $44.7 million, compared to $39.9 million for the same period in 2008.  The increase was due to (i) the full year 2009 impact from acquisitions of seven SNFs, one ALF and one rehabilitation hospital in April 2008, four SNFs, one ALF and one ILF in September 2008 and two SNFs in December 2008 and (ii) the acquisitions of 40 SNFs in December 2009.

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

•
Nursing home expenses of owned and operated assets was $20.6 million in 2009, a decrease of $7.0 million over the same period in 2008.  The decrease was due to the timing of ownership of the facilities in 2009 compared to 2008.  Refer to Item 7 Overview’s discussion of the consolidation of TC Healthcare.

Other Income (Expense)

For the year ended December 31, 2009, our total other net expenses were $34.5 million compared to $39.0 million for the same period in 2008, a decrease of $4.5 million.  The decrease was primarily due to: (i) a net increase of $4.0 million associated with cash received for a legal settlement in 2009 compared to the same period of 2008 and (ii) lower average outstanding borrowings and rates on credit facility, partially offset by (a) $0.5 million associated with the write-off of unamortized deferred financing costs related to replacing the former $255 million credit facility during the second quarter of 2009 and (b) $0.4 million interest expense incurred on the $159 million secured borrowings we entered into in December 2009.

2009 Taxes

Because we qualify as a REIT, we are generally not subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2009, preferred and common dividend payments of $109.2 million made throughout 2009 satisfy the 2009 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a TRS.  For the tax year 2009, we had one TRS that was taxable as a corporation and that paid federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2009 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2009 was $82.1 million compared to $77.7 million for the same period in 2008.  The increase in income from continuing operations was the result of the factors described above.

2009 Discontinued Operations

Discontinued operations generally relate to properties we disposed of or plan to dispose of and have no continuing involvement or cash flows with the operator.  These assets are included in assets held for sale – net in our consolidated balance sheet prior to their sale/disposal.

For the year ended December 31, 2009, no revenue or expense was generated from discontinued operations.

For the year ended December 31, 2008, discontinued operations include the one month revenue of $15 thousand and a gain of $0.4 million on the sale of one SNF.

For additional information, see Note 19 – Discontinued Operations.

Funds From Operations

Our FFO available to common stockholders (“FFO”), for the year ended December 31, 2009, was $117.0 million, compared to $98.1 million for the same period in 2008.

The following table presents our FFO results for the years ended December 31, 2009 and 2008:
	Year Ended December 31,
	2009	2008
	(in thousands)
Net income available to common	$73,025	$70,551
Deduct gain from real estate dispositions(1)	(753)	(12,292)
	72,272	58,259
Elimination of non-cash items included in net income:
Depreciation and amortization	44,694	39,890
Funds from operations available to common stockholders	$116,966	$98,149

(1)
The deduction of the gain from real estate dispositions includes the facilities classified as discontinued operations in our consolidated financial statements.  The gain deducted includes $0.0 million and $0.4 million gain related to facilities classified as discontinued operations for the year ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

At December 31, 2010, we had total assets of $2.3 billion, stockholders’ equity of $1.0 billion and debt of $1.2 billion, with such debt representing approximately 54.0% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2010.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,150,891	$2,465	$5,346	$5,954	$1,137,126
Operating lease obligations(2)	2,694	295	616	650	1,133
Total	$1,153,585	$2,760	$5,962	$6,604	$1,138,259

(1)
The $1.2 billion of debt outstanding includes $175 million aggregate principal amount of 7% Senior Notes due January 2016, $200 million aggregate principal amount of 7.5% Senior Notes due February 2020, $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, $20 million of 9.0% subordinated debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $128 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045.  See Note 9 to our consolidated financial statements.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

2010 Credit Facility

On April 13, 2010, we entered into our new $320 million revolving senior secured credit facility (the “2010 Credit Facility”) and concurrently terminated our $200 million revolving senior secured credit facility (the “2009 Credit Facility”).  The 2010 Credit Facility matures in four years, on April 13, 2014.  The 2010 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $420 million during our first three years.  At March 31, 2010, deferred financing fees associated with the 2009 Credit Facility were $3.5 million.  These fees were written-off in April 2010 upon termination of the 2009 Credit Facility.

In October 2010, we repaid outstanding borrowings under our 2010 Credit Facility using the proceeds of our $350 million note offering described below.  At December 31, 2010, we had no amount outstanding under the 2010 Credit Facility and no letters of credit outstanding, leaving availability of $320.0 million.  The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on the consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR is currently 350 basis points.  The 2010 Credit Facility will be used for acquisitions and general corporate purposes.

At December 31, 2009, we had $94.1 million outstanding under the 2009 Credit Facility and no letters of credit outstanding, leaving availability of $105.9 million.  The $94.1 million of outstanding borrowings had a blended interest rate of 6% at December 31, 2009, and was priced at LIBOR plus 400 basis points.

For the years ended December 31, 2010 and 2009, the weighted average interest rates were 4.32% and 2.91%, respectively.

The 2010 Credit Facility contains customary affirmative and negative covenants, including, among others, limitations on investments; limitations on liens; limitations on mergers, consolidations and transfers of assets; limitations on sales of assets; limitations on transactions with affiliates; and limitations on our transfer of ownership and management.  In addition, the 2010 Credit Facility contains financial covenants including, without limitation, covenants with respect to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum distributions.  As of December 31, 2010, we were in compliance with all affirmative and negative covenants, including financial covenants.

GECC Loan Payoff

On October 6, 2010, we terminated our credit agreement with GECC, as Administrative Agent and a Lender, and the other financial institutions party.  The credit agreement previously provided us with a five year $100 million term loan.  In connection with the termination, we repaid the outstanding principal amount of the loan plus a prepayment premium of $3.0 million.  As a result of the early repayment of the GECC credit agreement, we recorded a debt extinguishment charge of $5.2 million consisting of (i) a non-cash charge of approximately $2.2 million relating to the write-off of deferred financing costs and (ii) $3.0 million related to the prepayment premium for prepaying the debt.

CapitalSource Mortgage Debt Assumption

In connection with the December 22, 2009 CapitalSource closing, we assumed $59.4 million of 6.8% mortgage debt maturing on December 31, 2011 with a one year extension right. The mortgage debt was secured by 12 facilities per the terms of the mortgage debt agreement.  On February 16, 2010, we used proceeds from the offering of our $200 million 7.5% Senior Notes due 2020 to repay the assumed mortgage debt.

Berkadia Mortgages Assumption

In connection with the June 29, 2010 CapitalSource closing, we assumed approximately $53.2 million in face value debt (the “Berkadia Mortgages”).  The Berkadia Mortgages are composed of 11 different amortizing mortgage loans financed by HUD with maturity dates ranging from 2036 to 2040.  They are fixed rate mortgages with stated interest rates ranging from 5.2% to 7.33% and a weighted average interest rate of 6.61%.  On the date of acquisition, HUD mortgage rates were less than the stated interest rates of the mortgages assumed.  We estimated the fair value of the Berkadia Mortgages on the date of acquisition to be approximately $66.9 million.  The $13.7 million fair value adjustment will be amortized using the effective interest method over the term of the respective mortgages.  In 2010, we amortized approximately $0.4 million of fair value adjustment related to these mortgages.   We estimate amortizing approximately $0.8 million a year over the next five years.

Capital Funding Mortgages Assumption

In connection with the June 29, 2010 CapitalSource closing, we assumed approximately $128.8 million in face value debt (the “Capital Funding Mortgages”).  The Capital Funding Mortgages represent an amortizing mortgage loan financed by HUD and secured by 29 separate facilities.  The maturity dates for the mortgage amortization schedule range from 2040 to 2045.  The mortgages are fixed rate mortgages with a stated interest rate of 4.85%.  On the date of acquisition, HUD mortgage rates were less than the stated interest rates of the Capital Funding Mortgages.  We estimated the fair value of the Capital Funding Mortgages on the date of acquisition to be approximately $136.2 million.  The $7.4 million fair value adjustment will be amortized using the effective interest method over the term of the amortization schedules for each facility.  In 2010, we amortized approximately $0.2 million of fair value adjustment related to these mortgages.   We estimate amortizing approximately $0.4 million a year over the next five years.

Subordinated Debt Assumption

In connection with the June 29, 2010 CapitalSource closing, we assumed $20.0 million in face value debt from (the “Subordinated Debt”).  The Subordinated Debt relates to five non-amortizing subordinated notes.  The notes mature on December 31, 2021 and have a fixed stated interest rate of 9.0%.  On the date of acquisition, the rates for the subordinated notes were less than the stated interest rates of the subordinated notes assumed.  We estimated the fair value of the Subordinated Debt on the date of acquisition to be approximately $21.5 million.  The $1.5 million fair value adjustment will be amortized using the effective interest method over the term of the subordinated notes.  In 2010, we amortized approximately $0.1 million of fair value adjustment related to these mortgages.   We estimate amortizing approximately $0.2 million a year over the next five years.

7.5% Senior Notes due 2020

On February 9, 2010, we issued and sold $200 million aggregate principal amount of 7.5% Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes mature on February 15, 2020 and pay interest semi-annually on August 15th and February 15th.

We may redeem the 2020 Notes, in whole at any time or in part from time to time, at redemption prices of 103.75%, 102.5% and 101.25% of the principal amount thereof if the redemption occurs during the 12-month periods beginning on February 15 of the years 2015, 2016 and 2017, respectively, and at a redemption price of 100% of the principal amount thereof on and after February 15, 2018, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until February 15, 2013 we may redeem up to 35% of the 2020 Notes with the net proceeds of one or more public equity offerings at a redemption price of 107.5% of the principal amount of the 2020 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource acquisition, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the CapitalSource acquisitions.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.  The entities we acquired on June 29, 2010 from CapitalSource which own 40 facilities (see “Completed HUD Portfolio Closing” in Note 2) and the entities created to effect the acquisition are not guarantors of our 2020 Notes, or our outstanding 2022 or 2016 Notes.  As of December 31, 2010, our subsidiaries that are not guarantors of these Notes accounted for approximately $340.0 million of our total assets.

On October 20, 2010, we commenced an offer to exchange $200 million of our registered 7.5% Senior Notes due 2020 (the “Exchange Notes”) for all of the existing 2020 Notes (the “Private Notes”). The exchange offer was conducted upon the terms and subject to the conditions set forth in our prospectus dated October 20, 2010, and the related letter of transmittal. The terms of the Exchange Notes are substantially identical to the terms of the Private Notes, including subsidiary guarantees, except that provisions relating to transfer restrictions, registration rights and additional interest do not apply to the Exchange Notes.

The exchange offer expired at 5:00 p.m., New York City time, on November 22, 2010. On November 22, 2010, U.S. Bank National Association, the exchange agent for the exchange offer, advised that all $200 million aggregate principal amount of outstanding 7.5% Senior Notes due 2020 were validly tendered and not withdrawn prior to the expiration of the exchange offer. All of the notes validly tendered and not withdrawn were accepted for exchange pursuant to the terms of the exchange offer.

$225 Million Senior Notes due 2022

On October 4, 2010, we issued and sold $225 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Initial 2022 Notes”).  The Initial 2022 Notes mature on October 15, 2022 and pay interest semi-annually on April 15th and October 15th, commencing April 15, 2011.

We may redeem the Initial 2022 Notes, in whole at any time or in part from time to time, at redemption prices of 103.375%, 102.25% and 101.125% of the principal amount thereof if the redemption occurs during the 12-month periods beginning on October 15 of the years 2015, 2016 and 2017, respectively, and at a redemption price of 100% of the principal amount thereof on and after October 15, 2018, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until October 15, 2013 we may redeem up to 35% of the Initial 2022 Notes with the net proceeds of one or more public equity offerings at a redemption price of 106.75% of the principal amount of the Initial 2022 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The Initial 2022 Notes were sold at an issue price of 98.984% of the principal amount, resulting in gross proceeds of approximately $223 million.  We used the net proceeds from the sale of the Initial 2022 Notes, after discounts and expenses, to (i) pay off borrowings under the 2010 Credit Facility and (ii) for general corporate purposes.  As of December 31, 2010, our subsidiaries that are not guarantors of these Initial 2022 Notes accounted for approximately $340.0 million of our total assets.

$350 Million Senior Notes due 2022

On November 23, 2010, we issued and sold $350 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Additional 2022 Notes”). The Additional 2022 Notes are of the same series as, and thus have the same terms as, our Initial 2022 Notes.

The Additional Notes were sold at an issue price of 103% of their face value, before initial purchasers' discount, plus accrued interest from October 4, 2010, resulting in gross proceeds to us of approximately $364 million. We used the net proceeds from the sale of the Additional 2022 Notes (i) to fund our tender offer for our $310 million aggregate principal amount of 7% Senior Notes due 2014 (see “Tender Offer and Consent Solicitation for 7% Senior Notes due 2014” below),  and (ii) for working capital and general corporate purposes.  As of December 31, 2010, our subsidiaries that are not guarantors of these Additional 2022 Notes accounted for approximately $340.0 million of our total assets.

Tender Offer and Consent Solicitation for 7% Senior Notes due 2014

On November 8, 2010, we commenced a tender offer to purchase for cash any and all of our outstanding $310 million aggregate principal amount of 7% Senior Notes due 2014 (the “2014 Notes”) upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated November 8, 2010. Pursuant to the terms of the tender offer which expired on December 8, 2010, we purchased $264.7 million aggregate principal amount of the 2014 Notes.

On December 16, 2010, we redeemed the remaining $45.3 million aggregate principal amount of the 2014 Notes at a redemption price of 102.333% of the principal amount thereof, plus accrued and unpaid interest on the 2014 Notes up to the redemption date. We used the net proceeds from our sale of the Additional 2022 Notes to pay the redemption price of the 2014 Notes. Upon redemption, the 2014 Notes, the indenture governing the 2014 Notes and the related guarantees were terminated.

1.0 Million Share Common Stock Issuance

In connection with the June 29, 2010 CapitalSource closing, we issued approximately 1.0 million shares of our common stock to the selling stockholder.  The closing price of the common stock was $19.80 per share.

$140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements to sell shares of our common stock having an aggregate gross sales price of up to $140,000,000 (the “2010 ESP”) with each of BofA Merrill Lynch, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities, Jefferies & Company, Inc., RBS Securities Inc., Stifel Nicolaus & Company, Incorporated and UBS Securities LLC, each as sales agents and/or principal (collectively, the “Managers”). Under the terms of the Agreements, we may from time to time offer and sell shares of our common stock, having an aggregate gross sales price of up to $140,000,000 through or to the Managers.  We will pay each Manager compensation from the sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable Agreement.  In 2010, we issued 3.1 million shares of our common stock through the 2010 ESP for approximately $65.4 million, net of $1.3 million of commissions.

$100 Million Equity Shelf Program

We issued a total of 5.2 million shares of common stock, generating a total of $97.6 million of net proceeds under our $100 million Equity Shelf Program, which was terminated in April of 2010.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our "REIT taxable income," as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreement, unless a greater distribution is required to maintain REIT status.  The Credit Agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.  In 2010, we paid dividends of $1.37 per share of common stock and $2.09 per share of preferred stock.  In 2010, we paid a total of $138.9 million in dividends to common and preferred stockholders.

Common Dividends

On January 14, 2011, the Board of Directors declared a common stock dividend of $0.37 per share that was paid February 15, 2011 to common stockholders of record on January 31, 2011.

On October 14, 2010, the Board of Directors declared a common stock dividend of $0.37 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter.  The common dividends were paid November 15, 2010 to common stockholders of record on October 29, 2010.

On July 15, 2010, the Board of Directors declared a common stock dividend of $0.36 per share, increasing the quarterly common dividend by $0.04 per share over the prior quarter.  The common dividends were paid August 16, 2010 to common stockholders of record on July 30, 2010.

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

Series D Preferred Dividends

On January 14, 2011, the Board of Directors declared a regular quarterly dividend of approximately $0.52344 per  share on our 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that was paid February 15, 2011 to stockholders of record on January 31, 2011.

On October 14, 2010, the Board of Directors declared a regular quarterly dividend of approximately $0.52344 per share on the Series D Preferred Stock that was paid November 15, 2010 to stockholders of record on October 29, 2010.

On July 15, 2010, the Board of Directors declared a regular quarterly dividend of approximately $0.52344 per share on the Series D Preferred Stock that was paid August 16, 2010 to stockholders of record on July 30, 2010.

On April 15, 2010, the Board of Directors declared a regular quarterly dividend of approximately $0.52344 per share on the Series D Preferred Stock that was paid May 17, 2010 to stockholders of record on April 30, 2010.

On January 20, 2010, the Board of Directors declared a regular quarterly dividend of approximately $0.52344 per share on the Series D Preferred Stock that was paid February 16, 2010 to stockholders of record on January 29, 2010.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2010 Credit Facility and expected proceeds from mortgage payoffs are more than adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $6.9 million as of December 31, 2010, an increase of $4.8 million as compared to the balance at December 31, 2009.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $157.6 million for the year ended December 31, 2010, as compared to $147.2 million for the same period in 2009, an increase of $10.4 million.  The increase was primarily due to additional cash flow resulting from the CapitalSource acquisitions.

Investing Activities – Net cash flow from investing activities was an outflow of $394.8 million for year ended December 31, 2010, as compared to an outflow of $209.0 million for the same period in 2009.  The increase in cash outflow from investing activities of $185.8 million relates primarily to (i) $343.2 million in real estate acquisitions in 2010 compared to $159.5 million in real estate acquisition and payment of $25.0 million for a purchase option acquired in 2009, (ii) $12.8 million increase in spending on capital improvement projects and (iii) $20.7 million in new mortgage loans.

Financing Activities – Net cash flow from financing activities was an inflow of $242.0 million for the year ended December 31, 2010, as compared to an inflow of $63.7 million for the same period in 2009.  The increase in cash inflow from financing activities was primarily a result of: (i) net proceeds of $196.6 million of our 7.5% Senior Notes due 2020 issued in February 2010, net proceeds of $222.7 million of our 6.75% Senior Notes due 2022 issued in October 2010 and $360.5 million of our 6.75% Senior Notes due 2022 issued in November 2010, compared to $100 million GECC term loan issued 2009; (ii) an increase in net proceeds of $115.8 million from our common stock issued through our Equity Shelf Program in 2010 compared to 2009; and (iii) an increase in net proceeds from our dividend reinvestment proceeds of $33.3 million due to reinstatement of the optional cash purchase component of our Dividend Reinvestment and stock Purchase Plan in May 2009.  Offsetting these increases were (i) approximately $470.5 million payment related to the (a) repayment of $59.4 million during the first quarter of 2010 of debt assumed as part of the December 22, 2009 CapitalSource acquisition, (b) tender offer payment of our outstanding $310 million Senior Notes due 2014 in November 2010 and (c) payoff of $100 million GECC term loan in October 2010; (ii) increase in dividend payments of $29.6 million due to an increase in the number of shares outstanding; and (iii) the net increase in payment of $24.4 million related to deferred financing costs and refinancing costs primarily associated with the (a) issuance of our $200 million 7.5% Senior Notes due 2020 in February 2010 and the 2010 Credit Facility in April 2010, (b) issuance of our $225 million 6.75% Senior Notes due 2022 in October 2010 and our $350 million 6.75% Senior Notes due 2022 in November 2010 and (c) prepayment penalty premium of $3.0 million for paying off $100 million GECC term loan prior to its maturity and approximately $7.7 million penalty payment associated with the tender offer of our outstanding $310 million Senior Notes due 2014.

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

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with fixed and determinable increases is recognized over the term of the lease on a straight-line basis.  The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We do not include contingent rents as income until the contingencies are resolved.

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

Gains on sales of real estate assets are recognized in accordance with the authoritative guidance for sales of real estate.  The specific timing of the recognition of the sale and the related gain is measured against the various criteria in the guidance related to the terms of the transactions and any continuing involvement associated with the assets sold.  To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

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

For the years ended December 31, 2010, 2009, and 2008, we recognized impairment losses of $0.2 million, $0.2 million and $5.6 million, respectively, including amounts classified within discontinued operations.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.

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

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans for which no impairment reserves were recorded because the net present value of the discounted cash flows and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loans.  Under the cost recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to interest income.  As of December 31, 2010 and 2009, we had loan loss reserve totaling $2.2 million.  In 2010, 2009 and 2008 we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios.  For additional information see Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments.

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

We had one asset held for sale as of December 31, 2010 with a net book value of $0.7 million.  The asset was not classified as discontinued operations.

We had two assets held for sale as of December 31, 2009 with a net book value of $0.9 million neither of which were classified as discontinued operations.

For the year ended December 31, 2008, we had one asset held for sale with a net book value of $0.2 million.  Discontinued operations includes revenue of $15 thousand and the gain of $0.4 million on the sale of one SNF.

Effects of Recently Issued Accounting Standards

In January 2010, the FASB issued guidance on fair value measurements and disclosures. This guidance specifies that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number) related to Level 3 fair value measurements as part of a reconciliation of the beginning and ending balances. The guidance further clarifies the disclosure regarding the level of disaggregation and input and valuation techniques.  The adoption of this guidance did not impact our financial position or results of operations.

In February 2010, the FASB issued guidance on subsequent events.  This guidance eliminates the requirement to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not impact our financial position or results of operations.

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

The following disclosures of estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument.  Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Forward-looking Statements, Reimbursement Issues and Other Factors Affective Future Results”” set forth above. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

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

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2010 includes our credit facility. The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes - The fair value of the senior unsecured notes is estimated by discounting the future cash flows using the current borrowing rate available for the similar debt.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2010 was approximately $1.2 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $82.3 million at December 31, 2010.  The estimated fair value of our total long-term borrowings at December 31, 2009 was approximately $490.9 million.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $18.2 million at December 31, 2009.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.  The summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 is included in Note 17 to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in our 2010 financial statements under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-39
Schedule IV – Mortgage Loans on Real Estate	F-40

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

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 28, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
of Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 28, 2011

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	December 31,	December 31,
	2010	2009

ASSETS
Real estate properties
Land and buildings	$2,366,856	$1,669,843
Less accumulated depreciation	(380,995)	(296,441)
Real estate properties – net	1,985,861	1,373,402
Mortgage notes receivable – net	108,557	100,223
	2,094,418	1,473,625
Other investments – net	28,735	32,800
	2,123,153	1,506,425
Assets held for sale – net	670	877
Total investments	2,123,823	1,507,302

Cash and cash equivalents	6,921	2,170
Restricted cash	22,399	9,486
Accounts receivable – net	92,819	81,558
Other assets	57,172	50,778
Operating assets for owned and operated properties	873	3,739
Total assets	$2,304,007	$1,655,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$94,100
Secured borrowings	201,296	159,354
Unsecured borrowings – net	975,669	484,695
Accrued expenses and other liabilities	121,859	49,895
Operating liabilities for owned and operated properties	1,117	1,762
Total liabilities	1,299,941	789,806

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488	108,488	108,488
Common stock $.10 par value authorized – 200,000 shares; issued and outstanding – 99,233 shares as of December 31, 2010 and 88,266 as of December 31, 2009	9,923	8,827
Common stock – additional paid-in-capital	1,376,131	1,157,931
Cumulative net earnings	580,824	522,388
Cumulative dividends paid	(1,071,300)	(932,407)
Total stockholders’ equity	1,004,066	865,227
Total liabilities and stockholders’ equity	$2,304,007	$1,655,033

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008
Revenues
Rental income	$232,772	$164,468	$155,765
Mortgage interest income	10,391	11,601	9,562
Other investment income – net	3,936	2,502	2,031
Miscellaneous	3,886	437	2,234
Nursing home revenues of owned and operated assets	7,336	18,430	24,170
Total operating revenues	258,321	197,438	193,762
Expenses
Depreciation and amortization	84,623	44,694	39,890
General and administrative	15,054	11,742	11,701
Acquisition costs	1,554	1,561	-
Impairment on real estate properties	155	159	5,584
Provisions for uncollectible mortgages, notes and accounts receivable	-	2,765	4,248
Nursing home expenses of owned and operated assets	7,998	20,632	27,601
Total operating expenses	109,384	81,553	89,024

Income before other income and expense	148,937	115,885	104,738
Other income (expense)
Interest income	105	21	240
Interest expense	(67,340)	(36,077)	(37,745)
Interest – amortization of deferred financing costs	(3,780)	(2,472)	(2,001)
Interest – refinancing costs	(19,482)	(526)	-
Litigation settlements	-	4,527	526
Total other expense	(90,497)	(34,527)	(38,980)

Income before gain (loss) on assets sold, net	58,440	81,358	65,758
(Loss) gain on assets sold – net	(4)	753	11,861
Income from continuing operations before income taxes	58,436	82,111	77,619
Provision for income taxes	-	-	72
Income from continuing operations	58,436	82,111	77,691
Discontinued operations	-	-	446
Net income	58,436	82,111	78,137
Preferred stock dividends	(9,086)	(9,086)	(9,714)
Preferred stock repurchase gain	-	-	2,128
Net income available to common stockholders	$49,350	$73,025	$70,551

Income per common share available to common stockholders:
Basic:
Income from continuing operations	$0.52	$0.87	$0.93
Net income	$0.52	$0.87	$0.94
Diluted:
Income from continuing operations	$0.52	$0.87	$0.93
Net income	$0.52	$0.87	$0.94

Dividends declared and paid per common share	$1.37	$1.20	$1.19

Weighted-average shares outstanding, basic	94,056	83,556	75,127
Weighted-average shares outstanding, diluted	94,237	83,649	75,213

Components of other comprehensive income:
Net income	$58,436	$82,111	$78,137
Total comprehensive income	$58,436	$82,111	$78,137
See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Common Stock Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Total

Balance at December 31, 2007 (68,114 common shares)	$118,488	$6,811	$825,925	$362,140	$(727,237)	$586,127
Issuance of common stock:
Grant of restricted stock (9 shares at $15.04 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	2,103	—	—	2,103
Vesting of restricted stock (grants 272 shares)	—	27	(2,731)	—	—	(2,704)
Dividend reinvestment and stock purchase plan (2,068 shares at $16.50 per share)	—	206	33,866	—	—	34,072
Exercised options (5 shares at an average exercise price of $6.02 per share)	—	1	30	—	—	31
Grant of stock as payment of directors fees (8 shares at an average of $16.02 per share)	—	1	124	—	—	125
Equity offerings (5,900 shares at $16.93 per share)	—	591	98,202	—	—	98,793
Equity offerings (6,000 shares at $16.37 per share)	—	600	96,327	—	—	96,927
Preferred stock purchase (400 shares at $18.90 per share)	(10,000)	—	312	—	2,128	(7,560)
Net income	—	—	—	78,137	—	78,137
Common dividends paid ($1.19 per share).	—	—	—	—	(88,349)	(88,349)
Preferred dividends paid (Series D of $2.09 per share)	—	—	—	—	(9,714)	(9,714)

Balance at December 31, 2008 (82,382 common shares)	108,488	8,238	1,054,157	440,277	(823,172)	787,988
Issuance of common stock:
Grant of restricted stock (10 shares at $15.79 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	1,907	—	—	1,907
Vesting of restricted stock (grants 45 shares)	—	4	(722)	—	—	(718)
Dividend reinvestment and stock purchase plan (1,692 shares at $16.12 per share)	—	169	27,060	—	—	27,229
Exercised options (3 shares at an average exercise price of $6.12 per share)	—	1	18	—	—	19
Grant of stock as payment of directors fees (7 shares at an average of $15.25 per share)	—	1	99	—	—	100
Equity Shelf Program (1,413 shares at $17.17 per share, net of issuance costs)	—	141	22,879	—	—	23,020
Issuance of common stock for acquisition (2,715 shares at $19.45 per share)	—	272	52,534	—	—	52,806
Net income	—	—	—	82,111	—	82,111
Common dividends paid ($1.20 per share).	—	—	—	—	(100,149)	(100,149)
Preferred dividends paid (Series D of $2.09 per share)	—	—	—	—	(9,086)	(9,086)

Balance at December 31, 2009 (88,266 common shares)	108,488	8,827	1,157,931	522,388	(932,407)	865,227
Issuance of common stock:
Grant of restricted stock (13 shares at $20.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	2,180	—	—	2,180
Vesting of restricted stock (grants 112 shares)	—	11	(2,119)	—	—	(2,108)
Dividend reinvestment and stock purchase plan (2,961 shares at $20.45 per share)	—	296	60,215	—	—	60,511
Exercised options (15 shares at an average exercise price of $6.12 per share)	—	1	88	—	—	89
Grant of stock as payment of directors fees (7 shares at an average of $20.07 per share)	—	1	149	—	—	150
Equity Shelf Program (6,865 shares at $20.74 per share, net of issuance costs)	—	687	138,094	—	—	138,781
Issuance of common stock for acquisition (995 shares at $19.80 per share)	—	99	19,594	—	—	19,693
Net income	—	—	—	58,436	—	58,436
Common dividends paid ($1.37 per share).	—	—	—	—	(129,807)	(129,807)
Preferred dividends paid (Series D of $2.09 per share)	—	—	—	—	(9,086)	(9,086)
Balance at December 31, 2010 (99,233 common shares)	$108,488	$9,923	$1,376,131	$580,824	$(1,071,300)	$1,004,066

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2010	2009	2008
Cash flow from operating activities
Net income	$58,436	$82,111	$78,137
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	84,623	44,694	39,890
Impairment on real estate properties	155	159	5,584
Provisions for uncollectible mortgages, notes and accounts receivable	—	2,765	4,248
Income from accretion of marketable securities to redemption value	—	—	(207)
Amortization of deferred financing costs	3,780	2,472	2,001
Refinancing costs	19,482	526	—
Restricted stock amortization expense	2,211	1,918	2,103
Loss (gain) on assets sold – net	4	(753)	(12,292)
Amortization of acquired in-place leases – net	(3,968)	—	—
Other	(93)	(181)	(188)
Gain on sale of securities	(789)	—	—
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(45)	(180)	681
Straight-line rent	(11,210)	(8,893)	(11,860)
Lease inducement	(6)	(213)	(2,596)
Income tax liabilities	—	—	(72)
Other operating assets and liabilities	2,762	14,316	(5,642)
Operating assets and liabilities for owned and operated properties	2,221	8,482	(10,459)
Net cash provided by operating activities	157,563	147,223	89,328

Cash flow from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(343,180)	(159,476)	(112,760)
Placement of mortgage loans	(20,657)	—	(74,928)
Proceeds from sale of real estate investments	81	862	31,902
Capital improvements and funding of other investments	(36,025)	(23,232)	(17,458)
Proceeds from other investments	21,324	42,038	16,510
Investments in other investments	(16,436)	(44,944)	(36,310)
Investment in purchase option	—	(25,000)	—
Collection of mortgage principal – net	78	748	5,945
Net cash used in investing activities	(394,815)	(209,004)	(187,099)

Cash flow from financing activities
Proceeds from credit line borrowings	385,000	273,600	361,300
Payments of credit line borrowings	(479,100)	(243,000)	(345,800)
Receipts of other long-term borrowings	779,770	100,000	—
Payments of other long-term borrowings	(470,478)	—	(40,995)
Payment of financing related costs	(31,579)	(7,173)	—
Receipts from Dividend Reinvestment Plan – net	60,511	27,229	34,072
Payments for exercised options and restricted stock – net	(2,019)	(699)	(2,673)
Net proceeds from issuance of common stock	138,781	23,020	195,720
Dividends paid	(138,883)	(109,235)	(98,063)
Repurchase of preferred stock	—	—	(7,560)
Net cash provided by financing activities	242,003	63,742	96,001

Increase (decrease) in cash and cash equivalents	4,751	1,961	(1,770)
Cash and cash equivalents at beginning of year	2,170	209	1,979
Cash and cash equivalents at end of year	$6,921	$2,170	$209
Interest paid during the year, net of amounts capitalized	$60,290	$36,184	$38,016

Non-cash investing activities:
	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Assumed debt obligations	$202,015	$59,354	$—
Non-cash settlement of mortgage obligations	(12,395)	—	—
Non-cash acquisition of real estate properties	12,395	—	—
Stock consideration issued for acquisition	19,693	52,806	—
Total non-cash real estate acquisition related items	$221,708	$112,160	$—
See accompanying notes.

F- 6 & 7

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”).  From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care nursing homes, assisted living facilities, independent living facilities and rehabilitation hospitals.  In July 2008, we assumed operating responsibilities for 14 of our skilled nursing facilities (“SNFs”) and one of our assisted living facilities (“ALFs”) due to the bankruptcy of one of our operators/tenants, and a new entity (TC Healthcare) was formed to operate these properties on our behalf through the use of an independent contractor.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  The new operator/tenant assumed operating responsibility for 13 of the 15 facilities effective September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer and as of such date, TC healthcare no longer operates these facilities.

We have one reportable segment consisting of investments in healthcare related real estate properties.  Our business is to provide financing and capital to the long-term healthcare industry with a particular focus on SNFs located in the United States.  Our core portfolio consists of long-term lease and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Substantially all depreciation expenses reflected in the consolidated statements of income relate to the ownership of our investment in real estate.  At December 31, 2010, we have investments in 400 healthcare facilities located throughout the United States, including one closed facility that is currently held for sale.

Consolidation

Our consolidated financial statements include the accounts of Omega and all direct and indirect wholly owned subsidiaries as well as variable interest entities (“VIEs”) that we consolidate as we are the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

We consolidate all VIEs for which we were/are the primary beneficiary.  In June 2009, the FASB issued guidance to significantly amend the consolidation guidance applicable to variable interest entities.  The consolidation model was modified to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. The amendments also require expanded disclosures related to VIEs which are largely consistent with the disclosure framework currently applied by us. The new guidance was effective January 1, 2010 for us. The adoption of this guidance did not impact our financial position or results of operations.

On July 7, 2008, through bankruptcy court proceedings, we took ownership and/or possession of 15 facilities which were previously operated by Haven Eldercare (“Haven”).  Prior to July 7, 2008, we had (i) leased eight facilities to Haven under a master lease agreement and (ii) provided mortgage financing to a Haven entity for seven facilities that we had previously consolidated according to accounting rules regarding variable interest entities then in place.  As a result of the bankruptcy court judgment, the mortgage on the seven facilities was retired in exchange for ownership of the facilities, and we were also awarded certain other operational assets of Haven.  Accordingly, effective July 7, 2008, we were no longer required to consolidate the Haven entity for which we had provided the mortgage because all of the assets of the Haven entity were transferred to us and we no longer had a variable interest in the Haven entity.  In addition to receiving title to the seven facilities and certain other operational assets, on July 7, 2008, we assumed operating responsibility for the 15 Haven facilities.  In July 2008, a new entity (TC Healthcare) was formed to operate these properties on our behalf through the use of an independent contractor.  TC Healthcare’s managing member and sole voting member, an individual with experience in operating these types of facilities, has no equity investment at risk and is unrelated to Omega.  Omega and TC Healthcare entered into an agreement that required Omega to provide the working capital requirements for TC Healthcare and to absorb the operating losses of TC Healthcare.  The agreement also provided Omega with the right to receive the economic benefits of the entity.  TC Healthcare is a variable interest entity as the entity does not have sufficient equity investment at risk to support its operations without subordinated financial support.  Additionally, Omega has the power to direct the activities of TC Healthcare as Omega has the unilateral right to replace the shareholder.  Omega is deemed the primary beneficiary of TC Healthcare as Omega has the controlling economic interest in the entity and therefore, consolidated the operations of TC Healthcare.  On September 1, 2008, thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer and as of such date, TC healthcare no longer operates these facilities.

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

Real Estate Investments and Depreciation

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values.  In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  All costs of significant improvements, renovations and replacements are capitalized.  In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement.  Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings and improvements and three to 10 years for furniture, fixtures and equipment.  Leasehold interests are amortized over the shorter of useful life or term of the lease, with lives ranging from five to 15 years.

As of December 31, 2010 and 2009, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2010 and 2009, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of December 31, 2010 and 2009.

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

For the years ended December 31, 2010, 2009 and 2008 we recognized impairment losses of $0.2 million, $0.2 million and $5.6 million, respectively, including amounts classified within discontinued operations.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.

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

We currently account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loans.  Under the cost recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to interest income.  As of December 31, 2010 and 2009, we had loan loss reserves totaling $2.2 million.  In 2010, 2009 and 2008 we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios.  For additional information see Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with a maturity date of three months or less when purchased.  These investments are stated at cost, which approximates fair value.  The majority of our cash and cash equivalents are held at major commercial banks.

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

A summary of our net receivables by type is as follows:

	December 31,
	2010	2009
	(in thousands)

Contractual receivables	$5,354	$2,818
Straight-line receivables	62,423	52,395
Lease inducements	29,026	29,020
Allowance	(3,984)	(2,675)
Accounts receivable – net	$92,819	$81,558

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

In December 2009, we began discussions with Formation Capital (“Formation”) regarding the potential modification of its lease agreement.  The modification included removing the Connecticut facilities from the lease agreement, reducing annual rent and transitioning the Connecticut facilities to another operator.  Although, we had not agreed to a revised lease as of December 31, 2009, we evaluated the recoverability of the straight-line rent and lease inducements associated with the Connecticut facilities and recorded a $2.8 million provision for uncollectible accounts associated with straight-line receivables and lease inducements.  In addition, in 2009, we wrote-off $1.6 million of receivables that were previously fully reserved.  During the first quarter of 2010, we amended the master lease with Formation based on the proposed terms.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Financing Costs

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximate the effective interest method. Amortization of financing costs totaling $3.8 million, $2.5 million and $2.0 million in 2010, 2009 and 2008, respectively, is classified as “interest - amortization of deferred financing costs” in our consolidated statements of income.  When financings are terminated, unamortized amounts paid, as well as charges incurred for the termination, are expensed at the time the termination is made.  Gains and losses from the extinguishment of debt are presented within income from continuing operations in the accompanying consolidated financial statements.

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as other investments, including working capital loans.  We recognize rental income and mortgage interest income and other investment income as earned over the terms of the related master leases and notes, respectively.

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with fixed and determinable increases is recognized over the term of the lease on a straight-line basis.  The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We do not include contingent rents as income until the contingencies have been resolved.

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

Gains on sales of real estate assets are recognized in accordance with the authoritative guidance for sales of real estate.  The specific timing of the recognition of the sale and the related gain is measured against the various criteria in the guidance related to the terms of the transactions and any continuing involvement associated with the assets sold.  To the extent the sales criteria are not met, we defer gain recognition until the sales criteria are met.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets Held for Sale and Discontinued Operations

The operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition, are reflected as assets held for sale in our consolidated balance sheets.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of income for all periods presented and assets held for sale in the consolidated balance sheets for all periods presented.  We had one asset held for sale as of December 31, 2010 with a net book value of $0.7 million.  The asset was not classified as discontinued operations.  For additional information, see Note 19 – Discontinued Operations.

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

All derivatives are recognized on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. Gains and losses related to hedged transactions are deferred and recognized as interest expense in the period or periods that the underlying transaction occurs, expires or is otherwise terminated. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

For the year ended December 31, 2010, 2009 and 2008, we did not utilize derivative instruments.

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

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Internal Revenue Code.  As long as we qualify as a REIT; we will not be subject to Federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions.  In 2010, we paid preferred and common dividend payments of $138.9 million which satisfies the 2010 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The loss carry forward of $1.1 million was fully reserved with a valuation allowance due to uncertainties regarding realization.  We record interest and penalty charges associated with tax matters as income tax.  For additional information on income taxes, see Note 11 – Taxes.

Stock-Based Compensation

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities.  In this new guidance, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents that participate in undistributed earnings with common stockholders are considered participating securities that shall be included in the two-class method of computing basic EPS. The guidance does not address awards that contain rights to forfeitable dividends. We adopted this standard on January 1, 2009, and retrospectively adjusted basic EPS data for all periods presented to reflect the two-class method of computing EPS.  The impact of the adoption of this guidance on earnings per share was less than $0.01 per share for the periods presented.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effects of Recently Issued Accounting Standards

In January 2010, the FASB issued guidance on fair value measurements and disclosures. This guidance specifies that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number) related to Level 3 fair value measurements as part of a reconciliation of the beginning and ending balances. The guidance further clarifies the disclosure regarding the level of disaggregation and input and valuation techniques.  The adoption of this guidance did not impact our financial position or results of operations.

In February 2010, the FASB issued guidance on subsequent events. This guidance eliminates the requirement to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not impact our financial position or results of operations.

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

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 371 SNFs, 10 ALFs and five specialty facilities at December 31, 2010, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of the leases and master leases provide for minimum annual rentals that are typically subject to annual increases based upon fixed escalators or the lesser of a fixed amount or increases derived from changes in CPI.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2010	2009
	(in thousands)
Buildings	$2,011,028	$1,500,661
Site improvement and equipment	171,422	46,621
Land	184,406	122,561
	2,366,856	1,669,843
Less accumulated depreciation	(380,995)	(296,441)
Total	$1,985,861	$1,373,402

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The future minimum estimated contractual rents due for the remainder of the initial terms of the leases are as follows at December 31, 2010:

(in thousands)
2011	$255,032
2012	256,176
2013	256,851
2014	230,352
2015	232,438
Thereafter	895,318
Total	$2,126,167

Below is a summary of the significant transactions that occurred in 2009 and 2010.

143 Facility CapitalSource Acquisitions (2009 - 2010)

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) (“CapitalSource”) and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities (the “Option”), for approximately $858 million.  We accounted for these acquisitions as business combinations.  We incurred approximately $3.1 million in transaction costs for the transactions, of which $1.6 million was expensed during 2009 and $1.5 million was expensed in 2010.

First Closing

On December 22, 2009, we purchased CapitalSource entities owning 40 facilities for approximately $271.4 million and an option to purchase CapitalSource entities owning 63 additional facilities for $25.0 million.  The consideration consisted of: (i) approximately $184.2 million in cash; (ii) 2,714,959 shares of Omega common stock and (iii) the assumption of approximately $59.4 million of 6.8% mortgage debt maturing on December 31, 2011.  We valued the 2,714,959 shares of our common stock at approximately $52.8 million on December 22, 2009.

The 40 facilities represent 5,264 available beds located in 12 states, and are part of 15 in-place triple net leases among 12 operators.   The 12 leases generate approximately $31 million of annualized revenue.

As of December 31, 2010, we allocated approximately $282.0 million to land ($22.5 million), building and site improvements ($241.9 million) and furniture and fixtures ($17.6 million).  We allocated approximately $9.5 million to in-place above market leases assumed at the first closing and approximately $19.8 million to in-place below market leases assumed at the first closing.  In 2010, net amortization associated with net in-place below market leases assumed at the first closing was approximately $1.4 million.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the December 22, 2009 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
1.3	2.3	2.0	3.4

The fair value of the debt assumed approximated face value.  We have not recorded goodwill in connection with this transaction.

HUD Portfolio Closing

On June 29, 2010, we purchased CapitalSource entities owning 40 facilities for approximately $271 million.   We also paid approximately $15 million for escrow accounts transferred to us at closing.  The 40 facilities are encumbered by approximately $182 million in long-term mortgage financing guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) and $20 million in subordinated notes.  The following summarizes the consideration paid at closing:

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	$65 million in cash;

•
$202 million face value of assumed debt, which includes $20 million of 9.0% unsecured debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $129 million of new HUD Debt at a 4.85% annual interest rate maturing between January 2040 and January 2045; and

•	995 thousand shares of our common stock valued at approximately $19 million on June 29, 2010.

The 40 facilities represent 4,882 available beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

As of December 31, 2010, we allocated approximately $313.3 million to land ($32.3 million), building and site improvements ($264.1 million) and furniture and fixtures ($16.9 million).  We allocated approximately $4.9 million to in-place above market leases assumed and approximately $24.1 million to in-place below market leases assumed at the HUD portfolio closing.  In 2010, net amortization associated with net in-place below market leases assumed at the HUD portfolio closing was approximately $1.9 million.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 29, 2010 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
3.5	6.2	4.7	2.9

In addition, we recorded approximately $22.5 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  In 2010, we amortized approximately $0.7 million for the fair value adjustment.  We estimate amortization will average approximately $1.3 million per year for the next five years.  We have not recorded goodwill in connection with this transaction.

Option Exercise and Closing

On April 20, 2010, we provided notice of our intent to exercise our Option to acquire CapitalSource entities owning 63 facilities.  On June 9, 2010, we completed our purchase of the 63 CapitalSource facilities for an aggregate purchase price of approximately $293 million in cash.  The total purchase price including the purchase option deposit was $318 million.

The 63 facilities represent 6,607 available beds located in 19 states, and are part of 30 in-place triple net leases among 18 operators. The 30 leases generate approximately $34 million of annualized revenue.

As of December 31, 2010, we allocated approximately $328.9 million to land ($35.8 million), building and site improvements ($276.0 million) and furniture and fixtures ($17.1 million).  We allocated approximately $8.2 million to in-place above market leases assumed and approximately $18.8 million to in-place below market leases assumed at the Option portfolio closing.  In 2010, net amortization associated with net in-place below market leases assumed at the Option portfolio closing was approximately $0.7 million.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 9, 2010 acquisition as follows:

Less than 1 year	1-3 years	3-5 years	Thereafter
1.2	1.7	2.4	4.6

We have not recorded goodwill in connection with this transaction.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	Pro Forma
	Year Ended December 31,
	2010	2009
	(in thousands, except per share amount, unaudited)
Revenues	$290,078	$296,984
Net income available to common stockholders	56,249	93,826

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.52	$0.87
Net income available to common stockholders – pro forma	$0.59	$1.07

The revenue recorded pertaining to the CapitalSource acquisitions for the years ended December 31, 2009 and 2010 was $0.7 million and $69.9 million, respectively.

Connecticut Properties

In January 2011, upon our request a complaint was filed by the State of Connecticut, Commissioner of Social Services, the Superior Court, Judicial District of Hartford, Connecticut appointing a receiver to oversee our four Connecticut SNFs.  The facilities were leased and operated by affiliates of Formation and were managed by Genesis.

The receiver is responsible for operating the facilities and funding all operational expenses incurred after the appointment of the receiver.  It is anticipated that the receiver will establish a bidding process and procedure for the leasehold interests that are the subject of the receivership action, and it is anticipated that the receiver will coordinate with us in respect of the bidding process and the ultimate transition of the facilities to a new operator via the sale of the leasehold interests.  It is, however, possible that the receiver will recommend the closure of one or more of these facilities.  At December 31, 2010, we had a net investment of approximately $26 million in these four facilities.  We have performed an analysis of undiscounted cash flows and estimate that the undiscounted cash flow will exceed the net book value.

The remaining eleven Formation facilities continue to be leased by Formation under the existing master lease, and managed by Genesis.

2008 Acquisitions

On December 31, 2008, we purchased two (2) SNFs from an unrelated third party for $19.5 million and leased those facilities to an existing operator, Formation.  The facilities were added to Formation’s existing master lease and will increase cash rent by $2.4 million annually starting in 2009.  The $19.5 million was allocated to land, building and personal property of $18.7 million and $0.8 million, respectively.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

2008 Asset Sales

On July 1, 2008, we sold two rehabilitation hospitals in California for approximately $29.0 million resulting in a gain of approximately $12.3 million.

NOTE 4 – OWNED AND OPERATED ASSETS

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	For Year Ended December 31,
	2010 (1)	2009	2008
	(in thousands)
Nursing home revenues	$7,336	$18,430	$24,170

Nursing home expenses	7,998	20,632	27,601
Loss from nursing home operations	$(662)	$(2,202)	$(3,431)

(1)	The 2010 includes revenues and expenses for two facilities from January 1, 2010 through May 31, 2010.

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2010, mortgage notes receivable relate to four fixed-rate mortgages on 13 long-term care facilities and two construction mortgages on two facilities currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four states, operated by four independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2010	2009
	(in thousands)

Ciena Construction Mortgage note; interest at 12.50%	$4,757	$—
Mortgage note due 2014; monthly payment of $66,914, including interest at 11.00%	6,577	6,643
Mortgage note due 2022; monthly interest only payment of $649,907, at 11.00%	69,928	69,928
Mortgage note due 2010; monthly payment of $118,845, including interest at 11.50%	—	12,407
Mortgage note due 2016; monthly interest only payment of $116,993 at 11.50%	11,395	11,245
Mortgage note due 2030, interest at 10.00%	15,900	—
Total mortgages — net (1)	$108,557	$100,223
(1)	Mortgage notes are shown net of allowances of $0.0 million in 2010 and 2009.

2010 Mortgage Note Activity

Meridian Secured Mortgage Note

In December 2010, we entered into a first mortgage loan with a new operator of Omega in the amount of $15.9 million on three SNFs, totaling 240 beds.  All three facilities are located in Florida.  The term of the mortgage is 20 years.  The interest rate is 10%, with annual escalators of 2%.

Ciena Construction Mortgage Loan

In August 2010, we agreed to a Construction Mortgage Loan for an aggregate of $5.6 million to affiliates of Ciena Health Care Management Inc. for the purpose of constructing a new SNF in Michigan.  The loan is an interest only loan and bears interest at an annual rate of 12.5% and matures on the 10th anniversary of the completion of construction of the facility.  As of December 31, 2010, we funded approximately $4.2 million for the construction of the 120 bed facility.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    In November 2010, we agreed to a second Construction Mortgage Loan for an aggregate of $5.3 million to affiliates of Ciena Health Care Management Inc. for constructing a new SNF in Michigan.  The loan terms are the same as the first construction loan above.  As of December 31, 2010, we funded approximately $0.6 million for the construction of the 113 bed facility.

Purchase of Mortgage Backed Certificate Securities

In March 2010, we purchased, in the open market, two series of mortgage backed certificates with a face value of $14 million for approximately $12.9 million.  The securities yield, including the amortization of the discount, was approximately 10% annually.  The certificates were part of a $250 million trust that was secured by 65 SNFs owned by CapitalSource, 63 of which we acquired on June 9, 2010 as part of the Option closing.  On June 21, 2010, these mortgage back certificates were retired at par for approximately $14.0 million, generating a gain of approximately $0.8 million which is included in Other Investment Income – net in the accompanying consolidated statement of income.

Communicare Mortgage Amendment

In October 2010, we agreed to extend the term of a mortgage note from April 30, 2018 to April 30, 2022.  The original agreement allowed for the extension of the term and increased the interest rate during the extended term to 13.75%.

2009 Mortgage Note Activity

In late 2009, we began discussions with a mortgagee regarding final payment of the $12.4 million balance due on a mortgage that relates to four facilities and that matured February 28, 2010.  The mortgagee was current on all interest and other obligations.  Through these discussions, we determined that the mortgagee was not likely to raise the capital necessary to repay the mortgage.  We evaluated the mortgage for impairment due to the mortgagee’s likely inability to repay the amount due.  Our evaluation indicated that although the loan was impaired, no impairment reserve was required because the collateral supporting the loan exceeded the net mortgage balance due to us.  In February 2010, the mortgagee surrendered ownership of the properties to us in exchange for the payment of the mortgage note due.  We have leased these facilities to an existing operator.

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2010	2009
	(in thousands)
Notes receivable, net	$24,178	$28,243
Marketable securities and other	4,557	4,557
Total other investments	$28,735	$32,800

At December 31, 2010, we had 7 notes receivable, with maturities ranging from on demand to 2018.  At December 31, 2009, we had 10 notes receivable, with maturities ranging from on demand to 2018.  At December 31, 2010 and 2009, we had total reserves of approximately $2.2 million on two notes.

For the year ended December 31, 2010 and 2009, apart from the normal scheduled monthly loan payments, we had the following transactions that impacted our other investments:

2009 and 2010 Transactions

Nexion Health Inc. Cherry Creek Participation Loan Payoff

In October 2009, we entered into a loan agreement with Nexion for approximately $3.6 million for a 39.8% stake in a $9.1 million note, with a discount of $0.1 million off the face amount yielding 10.6%.  The interest rate was at 6.5% and the note was paid off in September 2010.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Essex Note Payoff

In August 2009, we received approximately $2.2 million in proceeds on a loan payoff.

Formation Capital Note

In December 2009, we began discussions with Formation Capital regarding a modification to the lease agreement due to the continued operating weakness of the Connecticut facilities.  The modification includes removing the Connecticut facilities from the lease agreement, reducing annual rent and transitioning the Connecticut facilities to another operator.  The lease agreement and working capital agreement are cross defaulted.  At December 31, 2009, we had not agreed to a revised lease.  However, as a result of the potential modification of the lease and the potential for changes to the contractual payments required by the working capital loan agreements, we determined that the working capital notes were impaired.  Although we considered the working capital notes impaired, no reserve for impairment was recorded.  We expect full repayment of all balances due and accruing in the future relating to the working capital notes.  In early 2010, we amended the master lease with Formation based on the proposed terms.  The majority of the outstanding note balance for 2010 and 2009 relates to a working capital line of credit with Formation Capital which is secured by the accounts receivable and other collateral.   The Formation notes are due December 31, 2011.

NOTE 7 - CONCENTRATION OF RISK

As of December 31, 2010, our portfolio of domestic investments consisted of 400 healthcare facilities, located in 35 states and operated by 50 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.5 billion at December 31, 2010, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 371 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 13 SNFS, and one closed SNF that is held for sale.  At December 31, 2010, we also held miscellaneous investments of approximately $28.7 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2010, we had two investments with operators that each exceed 10% of our total investments.  CommuniCare Health Services (“CommuniCare”) (13%), and Airamid Health Management, LLC through its subsidiaries, (“Airamid”) (11%).  The three states in which we had our highest concentration of investments were Florida (24%), Ohio (14%) and Pennsylvania (7%) at December 31, 2010.

For the year ended December 31, 2010, our revenues from operations totaled $258.3 million, of which approximately $35.7 million were from CommuniCare (14%), and $31.9 million from Sun Healthcare (12%).  No other operator generated more than 10% of our revenues from operations for the year ended December 31, 2010.

Sun is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited interim financial information.  Sun’s filings with the SEC can be found at the SEC’s website at www.sec.gov.  We are providing this data for information purposes only, and you are encouraged to obtain Sun’s publicly available filings from the SEC.

NOTE 8 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators.  These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of our investments.  At December 31, 2010, we held $9.3 million in such liquidity deposits and $30.5 million in letters of credit.  The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code.  Liquidity deposits are recorded as restricted cash on our consolidated balance sheets.  Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Current	December 31
	Maturity	Rate	2010	2009
			(in thousands)
Secured borrowings:
Revolving lines of credit	2014	4.01%	$—	$94,100

GECC Term loan	2014	6.50%	—	100,000
CapitalSource mortgage	2011	6.80%	—	59,354
HUD Berkadia mortgages (1)	2036 - 2040	6.61%	66,128	—
HUD Capital Funding mortgage	2040 - 2045	4.85%	135,168	—
Total secured borrowings			201,296	159,354

Unsecured borrowings:
2014 Notes	2014	7.0%	$—	$310,000
2016 Notes	2016	7.0%	175,000	175,000
2020 Notes	2020	7.5%	200,000	—
2022 Notes	2022	6.75%	575,000	—
Subordinated debt	2021	9.0%	21,403	—
			971,403	485,000
Premium (Discount)			4,266	(305)
Total unsecured borrowings			975,669	484,695
Totals - net			$1,176,965	$738,149

(1)	Reflects the weighted average interest rate on the Berkadia mortgages.

Secured Borrowings

On April 13, 2010, we entered into our new $320 million revolving senior secured credit facility (the “2010 Credit Facility”) and concurrently terminated our $200 million revolving senior secured credit facility (the “2009 Credit Facility”).  The 2010 Credit Facility matures in four years, on April 13, 2014.  The 2010 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $420 million during our first three years.  At March 31, 2010, deferred financing fees associated with the 2009 Credit Facility were $3.5 million.  These fees were written-off in April 2010 upon termination of the 2009 Credit Facility.

In October 2010, we repaid outstanding borrowings under our 2010 Credit Facility using the proceeds of our $350 million note offering described below.  At December 31, 2010, we had no amount outstanding under the 2010 Credit Facility and no letters of credit outstanding, leaving availability of $320.0 million.  The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on the consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR is currently 350 basis points.  The 2010 Credit Facility will be used for acquisitions and general corporate purposes.

At December 31, 2009, we had $94.1 million outstanding under the 2009 Credit Facility and no letters of credit outstanding, leaving availability of $105.9 million.  The $94.1 million of outstanding borrowings had a blended interest rate of 6% at December 31, 2009, and was priced at LIBOR plus 400 basis points.

For the years ended December 31, 2010 and 2009, the weighted average interest rates were 4.32% and 2.91%, respectively.

The 2010 Credit Facility contains customary affirmative and negative covenants, including, among others, limitations on investments; limitations on liens; limitations on mergers, consolidations and transfers of assets; limitations on sales of assets; limitations on transactions with affiliates; and limitations on our transfer of ownership and management.  In addition, the 2010 Credit Facility contains financial covenants including, without limitation, covenants with respect to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum distributions.  As of December 31, 2010, we were in compliance with all affirmative and negative covenants, including financial covenants.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

GECC Loan Payoff

On October 6, 2010, we terminated our credit agreement with General Electric Capital Corporation (“GECC”), as Administrative Agent and a Lender, and the other financial institutions party.  The credit agreement previously provided us with a five year $100 million term loan.  In connection with the termination, we repaid the outstanding principal amount of the loan plus a prepayment premium of $3.0 million.  As a result of the early repayment of the GECC credit agreement, we recorded a debt extinguishment charge of $5.2 million consisting of (i) a non-cash charge of approximately $2.2 million relating to the write-off of deferred financing costs and (ii) $3.0 million related to the prepayment premium for prepaying the debt.

CapitalSource Mortgage Debt Assumption

In connection with the December 22, 2009 CapitalSource closing, we assumed $59.4 million of 6.8% mortgage debt maturing on December 31, 2011 with a one year extension right. The mortgage debt was secured by 12 facilities per the terms of the mortgage debt agreement.  On February 16, 2010, we used proceeds from the offering of our $200 million 7.5% Senior Notes due 2020 to repay the assumed mortgage debt.

Berkadia Mortgages Assumption

In connection with the June 29, 2010 CapitalSource closing, we assumed approximately $53.2 million in face value debt (the “Berkadia Mortgages”).  The Berkadia Mortgages are composed of 11 different amortizing mortgage loans financed by HUD with maturity dates ranging from 2036 to 2040.  They are fixed rate mortgages with stated interest rates ranging from 5.2% to 7.33% and a weighted average interest rate of 6.61%.  On the date of acquisition, HUD mortgage rates were less than the stated interest rates of the mortgages assumed.  We estimated the fair value of the Berkadia Mortgages on the date of acquisition to be approximately $66.9 million.  The $13.7 million fair value adjustment will be amortized using the effective interest method over the term of the respective mortgages.  In 2010, we amortized approximately $0.4 million of fair value adjustment related to these mortgages.   We estimate amortizing approximately $0.8 million a year over the next five years.

Capital Funding Mortgages Assumption

In connection with the June 29, 2010 CapitalSource closing, we assumed approximately $128.8 million in face value debt (the “Capital Funding Mortgages”).  The Capital Funding Mortgages represent an amortizing mortgage loan financed by HUD and secured by 29 separate facilities.  The maturity dates for the mortgage amortization schedule range from 2040 to 2045.  The mortgages are fixed rate mortgages with a stated interest rate of 4.85%.  On the date of acquisition, HUD mortgage rates were less than the stated interest rates of the Capital Funding Mortgages.  We estimated the fair value of the Capital Funding Mortgages on the date of acquisition to be approximately $136.2 million.  The $7.4 million fair value adjustment will be amortized using the effective interest method over the term of the amortization schedules for each facility.  In 2010, we amortized approximately $0.2 million of fair value adjustment related to these mortgages.   We estimate amortizing approximately $0.4 million a year over the next five years.

Unsecured Borrowings

7.0% Senior Notes due 2016

We may redeem the 2016 Notes, in whole at any time or in part from time to time, at redemption prices of 103.50%, 102.33% and 101.17% of the principal amount thereof if the redemption occurs during the 12-month periods beginning on January 15 of the years 2011, 2012 and 2013, respectively, and at a redemption price of 100% of the principal amount thereof on and after January 15, 2014, in each case, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.5% Senior Notes due 2020

On February 9, 2010, we issued and sold $200 million aggregate principal amount of 7.5% Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes mature on February 15, 2020 and pay interest semi-annually on August 15th and February 15th.

We may redeem the 2020 Notes, in whole at any time or in part from time to time, at redemption prices of 103.75%, 102.5% and 101.25% of the principal amount thereof if the redemption occurs during the 12-month periods beginning on February 15 of the years 2015, 2016 and 2017, respectively, and at a redemption price of 100% of the principal amount thereof on and after February 15, 2018, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until February 15, 2013 we may redeem up to 35% of the 2020 Notes with the net proceeds of one or more public equity offerings at a redemption price of 107.5% of the principal amount of the 2020 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource acquisition, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the CapitalSource acquisitions.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.  The entities we acquired on June 29, 2010 from CapitalSource which own 40 facilities (see “HUD Portfolio Closing” in Note 3) and the entities created to effect the acquisition are not guarantors of our 2020 Notes, or our outstanding 2022 or 2016 Notes.  As of December 31, 2010, our subsidiaries that are not guarantors of these Notes accounted for approximately $340.0 million of our total assets.

On October 20, 2010, we commenced an offer to exchange $200 million of our registered 7.5% Senior Notes due 2020 (the “Exchange Notes”) for all of the existing 2020 Notes (the “Private Notes”). The exchange offer was conducted upon the terms and subject to the conditions set forth in our prospectus dated October 20, 2010, and the related letter of transmittal.  The terms of the Exchange Notes are substantially identical to the terms of the Private Notes, including subsidiary guarantees, except that provisions relating to transfer restrictions, registration rights and additional interest does not apply to the Exchange Notes.

The exchange offer expired at 5:00 p.m., New York City time, on November 22, 2010. On November 22, 2010, U.S. Bank National Association, the exchange agent for the exchange offer, advised that all $200 million aggregate principal amount of outstanding 7.5% Senior Notes due 2020 were validly tendered and not withdrawn prior to the expiration of the exchange offer. All of the notes validly tendered and not withdrawn were accepted for exchange pursuant to the terms of the exchange offer.

$225 Million Senior Notes due 2022

On October 4, 2010, we issued and sold $225 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Initial 2022 Notes”).  The Initial 2022 Notes mature on October 15, 2022 and pay interest semi-annually on April 15th and October 15th, commencing April 15, 2011.

We may redeem the Initial 2022 Notes, in whole at any time or in part from time to time, at redemption prices of 103.375%, 102.25% and 101.125% of the principal amount thereof if the redemption occurs during the 12-month periods beginning on October 15 of the years 2015, 2016 and 2017, respectively, and at a redemption price of 100% of the principal amount thereof on and after October 15, 2018, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until October 15, 2013 we may redeem up to 35% of the Initial 2022 Notes with the net proceeds of one or more public equity offerings at a redemption price of 106.75% of the principal amount of the Initial 2022 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The Initial 2022 Notes were sold at an issue price of 98.984% of the principal amount, resulting in gross proceeds of approximately $223 million.  We used the net proceeds from the sale of the Initial 2022 Notes, after discounts and expenses, to (i) pay off borrowings under the 2010 Credit Facility and (ii) for general corporate purposes.  As of December 31, 2010, our subsidiaries that are not guarantors of these Initial 2022 Notes accounted for approximately $340.0 million of our total assets.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$350 Million Senior Notes due 2022

On November 23, 2010, we issued and sold $350 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Additional 2022 Notes”). The Additional 2022 Notes are of the same series as, and thus have the same terms, as our Initial 2022 Notes.

The Additional 2022 Notes were sold at an issue price of 103% of their face value, before initial purchasers' discount, plus accrued interest from October 4, 2010, resulting in gross proceeds to us of approximately $364 million. We used the net proceeds from the sale of the Additional 2020 Notes (i) to fund our tender offer for our outstanding $310 million aggregate principal amount of 7% Senior Notes due 2014 (see “Tender Offer and Consent Solicitation for 7% Senior Notes due 2014” below), and (ii) for working capital and general corporate purposes. As of December 31, 2010, our subsidiaries that are not guarantors of these Additional 2022 Notes accounted for approximately $340.0 million of our total assets.

   Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2010, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Subordinated Debt Assumption

In connection with the June 29, 2010 CapitalSource closing, we assumed $20.0 million in face value debt (the “Subordinated Debt”).  The Subordinated Debt relates to five non-amortizing subordinated notes.  The notes mature on December 31, 2021 and have a fixed stated interest rate of 9.0%.  On the date of acquisition, the rates for the subordinated notes were less than the stated interest rates of the subordinated notes assumed.  We estimated the fair value of the Subordinated Debt on the date of acquisition to be approximately $21.5 million.  The $1.5 million fair value adjustment will be amortized using the effective interest method over the term of the subordinated notes.  In 2010, we amortized approximately $0.1 million of fair value adjustment related to these mortgages.   We estimate amortizing approximately $0.2 million a year over the next five years.

Tender Offer and Consent Solicitation for 7% Senior Notes due 2014

On November 8, 2010, we commenced a tender offer to purchase for cash any and all of our outstanding $310 million aggregate principal amount of 7% Senior Notes due 2014 (the “2014 Notes”) upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated November 8, 2010.  Pursuant to the terms of the tender offer which expired on December 8, 2010, we purchased $264.7 million aggregate principal amount of the 2014 Notes.

On December 16, 2010, we redeemed the remaining $45.3 million aggregate principal amount of the 2014 Notes at a redemption price of 102.333% of the principal amount thereof, plus accrued and unpaid interest on the 2014 Notes up to the redemption date. We used the net proceeds from our sale of the Additional 2022 Notes to pay the redemption price of the 2014 Notes. Upon redemption, the 2014 Notes, the indenture governing the 2014 Notes and the related guarantees were terminated.

The required principal payments, excluding the premium/discount on the 2022, 2020 and 2016 Notes, for each of the five years following December 31, 2010 and the aggregate due thereafter are set forth below:

(in thousands)
2011	$2,465
2012	2,601
2013	2,745
2014	2,897
2015	3,057
Thereafter	1,137,126
Totals	$1,150,891

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following summarized the refinancing related costs:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Write off of deferred finance cost due to refinancing	$8,231	$526	$—
Prepayment and other costs associated with refinancing	11,251	—	—
Total debt extinguishment costs	$19,482	$526	$—

NOTE 10 - FINANCIAL INSTRUMENTS

At December 31, 2010 and 2009, the carrying amounts and fair values of our financial instruments were as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:		(in thousands)
Cash and cash equivalents	$6,921	$6,921	$2,170	$2,170
Restricted cash	22,399	22,399	9,486	9,486
Mortgage notes receivable – net	108,557	109,610	100,223	98,251
Other investments	28,735	25,317	32,800	29,725
Totals	$166,612	$164,247	$144,679	$139,632
Liabilities:
Revolving lines of credit	$—	$—	$94,100	$94,100
6.50% GECC Term loan	—	—	100,000	100,000
6.80% CapitalSource Mortgage Note	—	—	59,354	59,354
7.00% Notes due 2014– net	—	—	310,673	315,196
7.00% Notes due 2016– net	174,221	187,079	174,022	175,710
7.50% Notes due 2020– net	196,857	212,837	—	—
6.75% Notes due 2022– net	583,188	576,019	—	—
HUD debt (1)	201,296	214,643	—	—
Subordinated debt (1)	21,403	23,248	—	—
Totals	$1,176,965	$1,213,826	$738,149	$744,360

(1)	The carrying value of debt includes a fair value adjustment to reflect value of the debt assumed as part of the June 29, 2010 acquisition of the HUD portfolio.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•
Other investments:  Other investments are primarily comprised of: (i) notes receivable; and (ii) an investment in a redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.  The fair value of the investment in the unconsolidated business is estimated using quoted market value and considers the terms of the underlying arrangement.

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

NOTE 11 – TAXES

We were organized, have operated, and intend to continue to operate in a manner that enables us to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code.  On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules.  In order to qualify as a REIT, we are required to: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% of the voting or value of any one security, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more that 20% of our assets are invested in one or more taxable REIT subsidiaries. In addition to the income and asset tests, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT.  If we fail to qualify as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years.

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

So long as we qualify as a REIT we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  In 2010, we paid preferred and common dividend payments of $138.9 million which satisfies the 2010 REIT requirements relating to the distribution of our REIT Taxable Income.   On a quarterly and annual basis we tested our compliance within the REIT taxation rules described above to ensure that we were in compliance with the rules.

In July 2008, we assumed operating responsibilities for the 15 Haven facilities due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities, and, as a result, we retained operating responsibility for two properties as of December 31, 2008.  We were in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.  We made an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties.  Because we acquired possession in connection with a foreclosure, the Haven facilities are eligible to be treated as foreclosure property until the end of 2011. On June 1, 2010, the two remaining facilities were transitioned to the new tenant/operator upon approval by state regulators of the operating license transfer and as of such date, TC healthcare no longer operates these facilities.  So long as the Haven facilities qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties.  If one or more of the Haven facilities were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT.  In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax.  Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted), including the Haven properties mentioned in the previous paragraph.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Internal Revenue Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status.  In certain cases we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we formed a new entity (TC Healthcare) on our behalf through the use of an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT.  Through our 2010 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    Subject to the limitation described above under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2010 and 2009 of $1.1 million.  The loss carry-forward was fully reserved at December 31, 2010 and 2009 with a valuation allowance due to uncertainties regarding realization.  There is currently no activity in the TRS.

NOTE 12 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees.  Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

We have a deferred compensation plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock.  As of December 31, 2010 we had $0.1 million in liabilities associated with the deferred compensation plan.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $168,700, $156,600 and $151,500 in 2010, 2009 and 2008, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

1.0 Million Share Common Stock Issuance

In connection with the June 29, 2010 CapitalSource closing, we issued approximately 1.0 million shares of our common stock to the selling stockholder.  The closing price of the common stock was $19.80 per share.

$140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements (the “Agreement”) to sell shares of our common stock having an aggregate gross sales price of up to $140,000,000 (the “2010 ESP”) with each of BofA Merrill Lynch, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities, Jefferies & Company, Inc., RBS Securities Inc., Stifel Nicolaus & Company, Incorporated and UBS Securities LLC, each as sales agents and/or principal (collectively, the “Managers”). Under the terms of the Agreements, we may from time to time offer and sell shares of our common stock, having an aggregate gross sales price of up to $140,000,000 through or to the Managers.  We will pay each Manager compensation from the sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable Agreement.  During the year ended December 31, 2010, we issued 3.1 million shares of our common stock through the 2010 ESP for approximately $65.4 million, net of $1.3 million of commissions.  During the three months ended December 31, 2010, 76 thousand shares of our common stock were issued through the 2010 ESP for net proceeds of approximately $1.7 million, net of $35 thousand of commissions.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$100 Million Equity Shelf Program

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "Equity Distribution Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "Managers").  Under the terms of the Equity Distribution Agreements, we sold shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $100,000,000 (the “Equity Shelf Program”).  Sales of the shares were made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We paid each Manager compensation for sales of the shares equal to 2% of the gross sales price for shares sold through such Manager, as sales agent, under the applicable Equity Distribution Agreement.  In 2009, 1.4 million shares of our common stock were issued through the Equity Shelf Program for net proceeds of approximately $23.7 million, net of $0.5 million of commissions.  In 2010, we issued 3.8 million shares for approximately $73.9 million, net of $1.8 million of commissions.

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

For the year ended December 31, 2010, we issued 3.0 million shares of common stock for approximately $60.5 million in net proceeds.  For the year ended December 31, 2009, we issued 1.7 million shares of common stock for approximately $27.2 million in net proceeds.  For the year ended December 31, 2008, we issued 2.1 million shares of common stock for approximately $34.1 million in net proceeds.

NOTE 14 –STOCK-BASED COMPENSATION

We offer stock-based compensation to our employees that include stock options, restricted stock awards and performance share awards.  Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), we reserved 3,500,000 shares and 3,000,000 shares of common stock, respectively.

Stock Options

The 2000 and 2004 Plan allows for the issuance of stock options to employees, directors and consultants at exercise price equal to the Company’s common stock price on the date of grant.  The 2000 Plan and 2004 Plan do not allow for a reduction in the exercise price after the date of grant, nor does it allow for an option to be cancelled in exchange for an option with a lower exercise price per share.  At December 31, 2010, there were no options outstanding under the 2000 Plan.  We have not issued stock options to employees, directors or consultants since 2004.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash received from the exercise under all stock-based payment arrangements for the years ended 2010, 2009 and 2008 was $89,000, $19,000 and $0.1 million, respectively.  Cash used to pay minimum tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2010, 2009 and 2008, was $2.1 million, $0.7 million and $2.7 million, respectively.

Restricted Stock

Restricted stock awards are independent of stock option grants and are subject to forfeiture if the holder’s service to us terminates prior to vesting.  Prior to vesting, ownership of the shares cannot be transferred.  The restricted stock has the same dividend and voting rights as the common stock.  We expense the cost of these awards ratably over their vesting period.

In May 2007, we granted 286,908 shares of restricted stock to five executive officers under the 2004 Plan.  The restricted stock award vests one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010, respectively, subject to continued employment on the vesting date (as defined in the agreements filed with the SEC on May 8, 2007).  As of December 31, 2010, all shares were vested.

In addition, in January of each year we grant restricted stock to directors as part of the director compensation.  These shares vest ratably over a three year period.

The following table summarizes the activity in restricted stock for the years ended December 31, 2008, 2009 and 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2007	261,417	$16.94
Granted during 2008	8,500	15.04	$0.1
Vested during 2008	(89,475)	16.80
Non-vested at December 31, 2008	180,442	$16.92
Granted during 2009	11,900	15.79	$0.2
Vested during 2009	(89,968)	16.90
Non-vested at December 31, 2009	102,374	$16.81
Granted during 2010	15,500	20.00	$0.3
Vested during 2010	(91,607)	16.96
Non-vested at December 31, 2010	26,267	$18.19
(1)  Total compensation cost to be recognized on the awards based on grant date fair value.

Performance Restricted Stock Units

Performance Restricted Stock Units (“PRSU”) are subject to forfeiture if the employee terminates service prior to vesting.  Prior to vesting, ownership of the shares cannot be transferred.  The dividends on the PRSUs accumulate and if vested are paid.  We expense the cost of these awards ratably over the employee’s service period.

In May 2007, we awarded two types of PRSU (annual and cliff vesting awards) to our five executives totaling 247,992 shares.  One half of the PRSU awards are eligible for annual vesting based on performance in equal increments on December 31, 2008, December 31, 2009, and December 31, 2010, respectively.  The other half of the PRSU awards are eligible for cliff vesting on December 31, 2010.  Vesting on both types of awards requires achievement of total shareholder return as defined in the agreements filed with the SEC on May 8, 2007.  On March 29, 2010, the Compensation Committee of Omega’s Board of Directors (the “Committee”) determined that, based on the 26% Total Shareholder Return actually achieved for the twelve month period ended December 31, 2009 and in light of the challenging economic and capital market conditions that prevailed generally during 2009, it was appropriate to waive the vesting requirement solely with respect to the PRSUs that would have vested on December 31, 2009 had a cumulative, annualized Total Shareholder Return of 11% been achieved.  As a result of the modification to the 2009 PRSUs, we recorded approximately $0.4 million of additional expense which was recorded during the first quarter of 2010 and accrued dividends of approximately $0.1 million related to this vesting.  As of December 31, 2010, all shares have vested in respect of these PRUs.  All vested shares were delivered to the executives.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    We used a Monte Carlo model to estimate the fair value and derived service periods for PRSUs granted to the executives in May 2007.  The following are some of the significant assumptions used in estimating the value of the awards:

Closing stock price on date of grant	$17.06
20-day-average stock price	$17.27
Risk-free interest rate at time of grant	4.6% to 5.1%
Expected volatility	24.0% to 29.4%

The following table summarizes the activity in PRSU for the years ended December 31, 2008, 2009 and 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2007	247,992	$7.28
Granted during 2008	-	-
Vested during 2008	-	-
Non-vested at December 31, 2008	247,992	$7.28
Granted during 2009	-	-
Vested during 2009	-	-
Non-vested at December 31, 2009	247,992	$7.28
Granted during 2010	-	-
Modification during 2010	-	1.48	$0.4
Vested during 2010	(247,992)	8.76
Non-vested at December 31, 2010	-	$-
(1)	Total compensation cost to be recognized on the awards was based on grant date fair value or the modification date fair value.

At December 31, 2010, all compensation cost has been recognized and no contractual term remained.

NOTE 15 - DIVIDENDS

Common Dividends

On January 14, 2011, the Board of Directors declared a common stock dividend of $0.37 per share, to be paid February 15, 2011 to common stockholders of record on January 31, 2011.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Series D Preferred Dividends

On January 14, 2011, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on its 8.375% Series D cumulative redeemable preferred stock (the “Series D Preferred Stock”), that will be paid February 15, 2011 to preferred stockholders of record on January 31, 2011.  The liquidation preference for our Series D Preferred Stock is $25.00 per share.  Regular quarterly preferred dividends for the Series D Preferred Stock represent dividends for the period November 1, 2010 through January 31, 2011.

On October 14, 2010, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid November 15, 2010 to preferred stockholders of record on October 29, 2010.

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

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2010	2009	2008
Common
Ordinary income	$0.777	$0.885	$0.987
Return of capital	0.593	0.315	0.203
Long-term capital gain	—	—	—
Total dividends paid	$1.370	$1.200	$1.190

Series D Preferred
Ordinary income	$2.094	$2.094	$2.094
Return of capital	—	—	—
Long-term capital gain	—	—	—
Total dividends paid	$2.094	$2.094	$2.094

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     During the first quarter of 2010, we agreed to settle a lawsuit for approximately $3.7 million in cash with a prior tenant for breach of contract related to failure to pay rent owed to us.  We recorded the settlement as miscellaneous income in the accompanying consolidated statements of income.

In 1999, we filed suit against a former tenant seeking damages based on claims of breach of contract.  The defendants denied the allegations made in the lawsuit.  In June 2008, we were awarded damages in a jury trial.  The case was then settled prior to appeal.  In settlement of our claim against the defendants, we agreed in January 2009 to accept a lump sum cash payment of $6.8 million.  The cash proceeds were offset by related expenses incurred of $2.3 million, resulting in a net gain of $4.5 million received in January 2009.

NOTE 17 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2010 and 2009.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2010
Revenues	$58,678	$58,805	$69,724	$71,114
Income from continuing operations	20,951	15,509	17,007	4,969
Discontinued operations	-	-	-	-
Net income	20,951	15,509	17,007	4,969
Net income available to common	18,680	13,237	14,736	2,697
Income from continuing operations per share:
Basic income from continuing operations	$0.21	$0.14	$0.15	$0.03
Diluted income from continuing operations	$0.21	$0.14	$0.15	$0.03
Net income available to common per share:
Basic net income	$0.21	$0.14	$0.15	$0.03
Diluted net income	$0.21	$0.14	$0.15	$0.03
Cash dividends paid on common stock	$0.32	$0.32	$0.36	$0.37

2009
Revenues	$49,160	$49,152	$49,753	$49,373
Income from continuing operations	24,912	19,822	21,138	16,239
Discontinued operations	-	-	-	-
Net income	24,912	19,822	21,138	16,239
Net income available to common	22,641	17,550	18,867	13,967
Income from continuing operations per share:
Basic income from continuing operations	$0.27	$0.21	$0.23	$0.16
Diluted income from continuing operations	$0.27	$0.21	$0.22	$0.16
Net income available to common per share:
Basic net income	$0.27	$0.21	$0.23	$0.16
Diluted net income	$0.27	$0.21	$0.22	$0.16
Cash dividends paid on common stock	$0.30	$0.30	$0.30	$0.30

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

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$58,436	$82,111	$77,691
Preferred stock dividends	(9,086)	(9,086)	(9,714)
Preferred stock repurchase gain	-	-	2,128
Numerator for income available to common from continuing operations - basic and diluted	49,350	73,025	70,105
Discontinued operations	-	-	446
Numerator for net income available to common per share - basic and diluted	$49,350	$73,025	$70,551
Denominator:
Denominator for basic earnings per share	94,056	83,556	75,127
Effect of dilutive securities:
Restricted stock	171	82	75
Stock option incremental shares	3	10	11
Deferred stock	7	1	-
Denominator for diluted earnings per share	94,237	83,649	75,213

Earnings per share - basic:
Income available to common from continuing operations	$0.52	$0.87	$0.93
Discontinued operations	-	-	0.01
Net income per share - basic	$0.52	$0.87	$0.94
Earnings per share - diluted:
Income available to common from continuing operations	$0.52	$0.87	$0.93
Discontinued operations	-	-	0.01
Net income per share - diluted	$0.52	$0.87	$0.94

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 19 – DISCONTINUED OPERATIONS

Accounting for the impairment or disposal of long-lived assets requires the presentation of the net operating results of facilities classified as discontinued operations for all periods presented.  For the years ended December 31, 2010 and 2009, no revenue or expense was generated from discontinued operations.  For the years ended December 31, 2008, discontinued operations included one month revenue of $15 thousand and a gain of $0.4 million on the sale of one SNF.

The following table summarizes the results of operations of the facilities sold or held- for- sale for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues
Rental income	$—	$—	$15

Income before gain on sale of assets	—	—	15
Gain on assets sold – net	—	—	431
Discontinued operations	$—	$—	$446

NOTE 20– CONSOLIDATING FINANCIAL STATEMENTS

As of December 31, 2010, we had outstanding (i) $200 million 7.50% Senior Notes due 2020, (ii) $175 million 7.00% Senior Notes due 2016 and (iii) $575 million 6.75% Senior Notes due 2022, which we collectively refer to as the senior notes.  The senior notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the senior notes will not provide guarantees of the senior notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource at the HUD Portfolio Closing (see Note 3).  For the year ended December 31, 2010, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  The non-guarantor subsidiaries have not engaged in investing or financing activities since their acquisition on June 29, 2010, other than the principal payment of $1.1 million for the HUD mortgages.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the senior notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2010
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Land and buildings	$2,053,510	$313,346	$—	$2,366,856
Less accumulated depreciation	(372,925)	(8,070)	—	(380,995)
Real estate properties – net	1,680,585	305,276	—	1,985,861
Mortgage notes receivable – net	108,557	—	—	108,557
	1,789,142	305,276	—	2,094,418
Other investments – net	28,735	—	—	28,735
	1,817,877	305,276	—	2,123,153
Assets held for sale – net	670	—	—	670
Total investments	1,818,547	305,276	—	2,123,823

Cash and cash equivalents	6,921	—	—	6,921
Restricted cash	9,279	13,120	—	22,399
Accounts receivable – net	91,729	1,090	—	92,819
Investment in affiliates	81,334	—	(81,334)	—
Other assets	36,653	20,519	—	57,172
Operating assets for owned and operated properties	873	—	—	873
Total assets	$2,045,336	$340,005	(81,334)	$2,304,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$—	$—	$—
Secured borrowings	—	201,296	—	201,296
Unsecured borrowings – net	954,266	21,403	—	975,669
Accrued expenses and other liabilities	85,887	35,972	—	121,859
Intercompany payable	—	78,806	(78,806)	—
Operating liabilities for owned and operated properties	1,117	—	—	1,117
Total liabilities	1,041,270	337,477	(78,806)	1,299,941

Stockholders’ equity:
Preferred stock	108,488	—	—	108,488
Common stock	9,923	—	—	9,923
Common stock – additional paid-in-capital	1,376,131	—	—	1,376,131
Cumulative net earnings	580,824	2,528	(2,528)	580,824
Cumulative dividends paid	(1,071,300)	—	—	(1,071,300)
Total stockholders’ equity	1,004,066	2,528	(2,528)	1,004,066
Total liabilities and stockholders’ equity	$2,045,336	$340,005	$(81,334)	$2,304,007

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31, 2010
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$215,992	$16,780	$-	$232,772
Mortgage interest income	10,391	-	-	10,391
Other investment income – net	3,936	-	-	3,936
Miscellaneous	3,886	-	-	3,886
Nursing home revenues of owned and operated assets	7,336	-	-	7,336
Total operating revenues	241,541	16,780	-	258,321

Expenses
Depreciation and amortization	76,553	8,070	-	84,623
General and administrative	14,744	310	-	15,054
Acquisition costs	1,554	-	-	1,554
Impairment loss on real estate properties	155	-	-	155
Nursing home expenses of owned and operated assets	7,998	-	-	7,998
Total operating expenses	101,004	8,380	-	109,384

Income before other income and expense	140,537	8,400	-	148,937
Other income (expense):
Interest income	86	19	-	105
Interest expense	(61,449)	(5,891)	-	(67,340)
Interest – amortization of deferred financing and refinancing costs	(23,262)	-	-	(23,262)
Equity in earnings	2,528	-	(2,528)	-
Total other expense	(82,097)	(5,872)	(2,528)	(90,497)

Income before gain (loss) on assets sold	58,440	2,528	(2,528)	58,440
Loss on assets sold – net	(4)	-	-	(4)
Net income	58,436	2,528	(2,528)	58,436
Preferred stock dividends	(9,086)	-	-	(9,086)
Net income available to common	$49,350	$2,528	$(2,528)	$49,350

NOTE 21 – SUBSEQUENT EVENT

We have reviewed subsequent events through the date of the filing of this Form 10-K.  The following events occurred subsequent to December 31, 2010.

Grant of Restricted Stock

As of January 1, 2011, we issued 428,503 shares of restricted common stock to officers and employees, which are normally scheduled to vest on December 31, 2013.  As of January 1, 2011, we granted performance restricted stock units to officers and employees representing the right to receive up to an aggregate of 372,735 shares of common stock, the actual number depending upon total shareholder return for the three-year period ending December 31, 2013, and scheduled to vest on December 31, 2014. Also as of January 1, 2011, we granted performance restricted stock units to officers and employees representing the right to receive up to an additional 124,245  shares of Company common stock, the actual number depending upon our total shareholder return for the one-year period ending December 31, 2011, and normally scheduled to vest on December 31, 2011.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Redemption of Series D Preferred Stock

On February 3, 2011, we announced that we have called for redemption all of the outstanding shares of its 8.375% Series D Cumulative Redeemable Preferred Stock.

The Redemption Date for the Series D Preferred Stock will be March 7, 2011, and the Redemption Price will be $25.00 per share of Series D Preferred Stock plus accrued and unpaid dividends up to and including the Redemption Date, for an aggregate Redemption Price of $25.21519 per share.  On and after the Redemption Date, dividends on the shares of Series D Preferred Stock will cease to accrue, the Series D Preferred Stock will cease to be outstanding, and holders of the Series D Preferred Stock will have only the right to receive the Redemption Price.  In connection with the redemption of the Series D Preferred Stock, we will write-off $3.4 million of preferred stock issuance costs that will reduce first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2010

						(4)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(5)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Construction	Acquired	is Computed
Airamid Health Management, LLC.:
Florida (LTC, AL)……………..… (3)		248,788,479	-	-	-	248,788,479	8,304,386	1951-1999	2009-2010	20 years to 34 years
Pennsylvania (LTC)……….........................………..		14,771,867	-	-	-	14,771,867	718,402	1969	2009	26 years
Total Airamid…………..................................………		263,560,346	-	-	-	263,560,346	9,022,788

CommuniCare Health Services:
Ohio (LTC, AL, SH)……...................….……………		218,726,757	5,949,674	-	-	224,676,431	36,543,835	1927-2008	1998-2008	20 years to 39 years
Pennsylvania (LTC)………….....................………..		20,286,067	111,194	-	-	20,397,261	3,306,479	1950-1964	2005	39 years
Total CommuniCare………........................…………		239,012,824	6,060,868	-	-	245,073,692	39,850,314

Sun Healthcare Group, Inc.:
Alabama (LTC)………………….. (2)		23,584,956	4,244,861	-	-	27,829,817	9,587,002	1964-1974	1997	33 years
California (LTC)...………………. (2)		15,618,263	26,652	-	-	15,644,915	5,922,234	1927-1972	1997	33 years
Colorado (LTC, ILF)…….……… (2)		38,341,876	4,154,574	-	-	42,496,450	4,902,763	1963-1975	2006	39 years
Idaho (LTC)………...……………. (2)		21,705,266	974,012	-	-	22,679,278	5,148,829	1920-1988	1997-2006	33 years
Massachusetts (LTC)…..………. (2)		39,018,142	1,985,718	(8,257,521)	-	32,746,339	11,321,710	1964-1992	1997-1999	33 years
North Carolina (LTC)…...………. (2)		22,652,488	1,261,177	-	-	23,913,665	11,301,942	1964-1986	1994-1997	30 years to 33 years
Ohio (LTC)………………….…… (2)		11,653,451	20,246	-	-	11,673,697	4,501,742	1968-1983	1997	33 years
Tennessee (LTC)………...……… (2)		7,905,139	37,234	-	-	7,942,373	4,061,956	1984-1985	1994	30 years
Washington (LTC)……...………. (2)		10,000,000	1,798,844	-	-	11,798,844	8,037,455	1965	1995	20 years
West Virginia (LTC)....………….. (2)		24,751,206	5,006,331	-	-	29,757,537	9,817,789	1961-1982	1997-1998	33 years
Total Sun…………………………......................……		215,230,787	19,509,649	(8,257,521)	-	226,482,915	74,603,422

Signature Holdings II LLC.:
Alabama (LTC)……………………......................…..		4,827,266	640,457	-	-	5,467,723	972,874	1966	2007	20 years
Florida (LTC)…………………….....................…..…		110,896,405	2,274,527	-	-	113,170,932	18,215,158	1940-1991	1996-2010	28 years to 39 years
Georgia (LTC)…………………......................………		14,679,314	3,260,590	-	-	17,939,904	3,100,312	1964-1970	2007	20 years
Kentucky (LTC)……………......................……...….		44,737,439	1,237,344	-	-	45,974,783	5,780,880	1964-1978	1999-2010	20 years to 33 years
Maryland (LTC)…………………......................……		28,629,686	-	-	-	28,629,686	782,008	1959-1985	2010	26 years to 30 years
Tennessee (LTC)………………....................………		11,230,702	357,255	-	-	11,587,957	1,940,393	1982	2007	20 years
Total Signature Holdings II LLC..............................		215,000,812	7,770,173	-	-	222,770,985	30,791,625

Gulf Coast Master Tenant I, LLC.:
Florida (LTC)……………........….. (3)		100,964,733	-	-	-	100,964,733	3,428,355	1933-1988	2009-2010	20 years to 34 years
Mississippi (LTC)………......….. (3)		45,671,291	-	-	-	45,671,291	1,112,332	1962-1988	2009-2010	28 years to 42 years
Total Gulf Coast…………..............................………		146,636,024	-	-	-	146,636,024	4,540,687

Formation Capital LLC.:
Connecticut (LTC)………......................……………		33,647,403	7,427,427	(4,958,643)	-	36,116,187	9,617,238	1965-1975	1999-2004	33 years to 39 years
Massachusetts (LTC)…………....................………		7,190,685	338,053	-	-	7,528,738	945,586	1993	2006	39 years
New Hampshire (LTC, AL)…………....................…		21,619,503	1,446,651	-	-	23,066,154	4,516,099	1963-1999	1998-2006	39 years
Rhode Island (LTC)……………......................……..		38,740,812	4,775,032	-	-	43,515,844	6,025,656	1965-1981	2006	39 years
Vermont (LTC)………...............................…………..		14,145,776	1,211,687	-	-	15,357,463	2,566,664	1970-1971	2004	39 years
West Virginia (LTC)…….....................……………..		19,526,000	916,702	-	-	20,442,702	1,893,780	1974-1986	2008	25 years
Total Formation………………….................………..		134,870,179	16,115,552	(4,958,643)	-	146,027,088	25,565,023

Advocat, Inc.:
Alabama (LTC)………………....................…………		11,588,534	6,392,567	-	-	17,981,101	7,811,104	1960-1982	1992	31.5 years
Arkansas (LTC)…………………….....................….		36,023,409	8,809,828	(36,350)	-	44,796,887	22,747,342	1967-1988	1992	31.5 years
Florida (LTC)…………….....................…………..…		1,050,000	1,920,000	(970,000)	-	2,000,000	558,027	1980	1992	31.5 years
Kentucky (LTC)…………......................………...….		15,151,027	2,483,249	-	-	17,634,276	7,954,112	1948-1995	1994-1995	33 years
Ohio (LTC)…………….....................………………..		5,604,186	1,325,951	-	-	6,930,137	2,866,442	1974	1994	33 years
Tennessee (LTC)……………....................…………		9,542,121	-	-	-	9,542,121	5,383,312	1983	1992	31.5 years
Texas (LTC)…………………….....................………		36,885,872	3,038,294	-	-	39,924,166	8,148,352	1964-2009	1997-2008	33 years to 39 years
West Virginia (LTC)……......................…………….		5,437,221	348,642	-	-	5,785,863	2,705,696	1982-1996	1994-1995	33 years
Total Advocat…………….....................……………		121,282,370	24,318,531	(1,006,350)	-	144,594,551	58,174,387

Guardian LTC Management, Inc.:
Ohio (LTC)…………………………...................……		6,548,435	-	-	-	6,548,435	961,590	1968-1970	2004	39 years
Pennsylvania (LTC, AL, ILF)………............………		115,427,312	-	-	-	115,427,312	16,224,418	1942-2001	2004-2008	20 years to 39 years
West Virginia (LTC)……………….....................…..		3,995,581	-	-	-	3,995,581	589,027	1961	2004	39 years
Total Guardian…………………................….........…		125,971,328	-	-	-	125,971,328	17,775,035

Other::
Alabama (LTC)……………………....................……		6,351,175	-	-	-	6,351,175	280,239	1986	2010	20 years
Alaska (LTC)……………………...................………		6,757,173	-	-	-	6,757,173	399,632	1987	2009	20 years
Arizona (LTC)…………………......................………		34,318,095	5,423,110	(6,603,745)	-	33,137,460	7,233,992	1983-1985	1998-2010	29 years to 33 years
Arkansas (LTC)………………….....................……..		2,515,996			-	2,515,996	101,409	1968	2010	20 years
California (LTC)…………………. (2)		21,879,146	1,778,353	-	-	23,657,499	6,825,575	1950-1990	1997-2010	20 years to 33 years
Colorado (LTC)…………………….....................…..		28,044,216	282,109	-	-	28,326,325	5,599,740	1958-1973	1998-2010	20 years to 33 years
Florida (LTC, AL) ………...…....................……..…..		102,717,317	1,891,512	-	-	104,608,829	19,215,686	1964-1999	1993-2010	24 years to 50 years
Georgia (LTC)……………………......................……		10,000,000	-	-	-	10,000,000	1,881,352	1967-1971	1998	37.5 years
Illinois (LTC) ……………......................………...…..		13,961,501	444,484	-	-	14,405,985	5,592,955	1926-1990	1996-1999	30 years to 33 years
Indiana (LTC, AL)…….............……….…………….		69,236,096	2,277,520	(1,843,400)	-	69,670,216	8,564,382	1967-1996	1992-2010	20 years to 38 years
Iowa (LTC) ………………..…...........................…….		19,116,936	2,084,807	-	-	21,201,743	4,178,095	1965-1983	1997-2010	23 years to 33 years
Kansas (LTC) ……………….….......................…….		3,210,020	-	-	-	3,210,020	107,451	1985	2010	20 years
Louisiana (LTC)…………………. (2)		55,343,066	-	-	-	55,343,066	8,641,997	1957-1983	1997-2006	33 years
Massachusetts (LTC)……………..................……..		16,735,385	-	-	-	16,735,385	631,119	1964-1974	2009-2010	25 years
Mississippi (LTC)…………………….................…..		6,745,613	-	-	-	6,745,613	457,308	1976	2009	20 years
Missouri (LTC)………………......................………..		12,301,560	-	(149,386)	-	12,152,174	4,187,415	1965-1989	1999	33 years
Nevada (LTC, SH)……………….................………..		20,926,776	-	-	-	20,926,776	1,051,110	1972-1978	2009	26 years to 27 years
New Mexico (LTC)……………................…………..		7,097,600	55,800	-	-	7,153,400	910,415	1972-1989	2008-2010	20 years
North Carolina (LTC)…….....................…………….		35,664,603			-	35,664,603	972,619	1966-1987	2010	25 years to 36 years
Ohio (LTC)……………....………. (2)		94,838,908	4,419,823	-	-	99,258,731	14,595,029	1962-1998	1999-2010	20 years to 39 years
Oklahoma (LTC) ………........................…………….		14,622,535	-	-	-	14,622,535	561,766	1965-1993	2010	20 years
Pennsylvania (LTC) ……….........................………..		23,454,376	-	-	-	23,454,376	5,987,248	1958-1977	1998-2009	20 years to 39 years
Tennessee (LTC)…………....................……………		84,989,248	267,398	-	-	85,256,646	4,634,154	1958-1983	2009-2010	20 years to 30 years
Texas (LTC)………………...……. (2)		114,859,119	5,497,875	-	-	120,356,994	15,338,344	1952-2010	2001-2010	20 years to 33 years
Washington (AL) …….....................………….……		5,673,693	-	-	-	5,673,693	1,886,100	1999	1999	33 years
Wisconsin (LTC) …………......................…….……		18,552,887	-	-	-	18,552,887	836,830	1964-1972	2009-2010	20 years
Total Other……………….....................…………….		829,913,040	24,422,791	(8,596,531)	-	845,739,300	120,671,962

Total		2,291,477,710	98,197,564	(22,819,045)	-	2,366,856,229	380,995,243

(1) The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL), independent living facilities (ILF)
or specialty hospitals (SH) located in the states indicated.
(2) Certain of the estate assets as indicated are security for the BAS Healthcare Financial Services line of credit which totaled $0 at December 31, 2010.
(3) Certain of the real estate indicated are security for the HUD loan borrowings totaling $201,296,039.64, including FMV of 20,404,807.00, at December 31, 2010.

		Year Ended December 31,
(4)		2008	2009	2010
Balance at beginning of period		$1,274,721,518	$1,372,012,139	$1,669,842,724
Acquisitions		112,760,290	275,624,767	661,148,185
Impairment		(5,414,207)	-	-
Improvements		17,457,389	23,232,364	35,905,544
Disposals/other		(27,512,851)	(1,026,546)	(40,224)
Balance at close of period		$1,372,012,139	$1,669,842,724	$2,366,856,229

(5)		2008	2009	2010
Balance at beginning of period		$221,365,513	$251,853,570	$296,441,131
Provisions for depreciation		39,778,363	44,609,428	84,554,112
Dispositions/other		(9,290,306)	(21,867)	-
Balance at close of period		$251,853,570	$296,441,131	$380,995,243

The reported amount of our real estate at December 31, 2010 is greater than the tax basis of the real estate by approximately $63.4 million.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2010

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (3) (4)	Principal Amount of Loans Subject to Delinquent Principal or Interest

1	Florida (2 LTC facilities)…………………………....…….………	11.50%	June 4, 2016	Interest payable monthly	None	12,590,000	11,395,423
3	Florida (3 LTC facilities)…………………………………….……	10.00%	December 19, 2030	Interest payable monthly	None	15,900,000	15,900,000
2	Maryland (7 LTC facilities)……………………………....………	11.00%	April 30, 2022	Interest payable monthly	None	74,927,751	69,927,759
4	Michigan (1 LTC facility) (2)……………………...............…….	12.50%	December 31, 2020	Interest payable monthly	None	592,561	592,561
5	Michigan (1 LTC facility)(2)………………..……………………	12.50%	December 31, 2020	Interest payable monthly	None	4,163,830	4,163,830
6	Ohio (1 LTC facility)………………………………………………	11.00%	October 31, 2014	Interest plus $5,500 of principal payable monthly	None	6,500,000	6,231,934
		11.00%	October 31, 2014	Interest payable monthly	None	345,011	345,011

						$115,019,153	$108,556,518

	(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
	(2) These loans are constuction loans.
	(3) The aggregate cost for federal income tax purposes is equal to the carrying amount.

		Year Ended December 31,
	(4)	2008	2009	2010
	Balance at beginning of period……………………………….….	$31,688,941	$100,821,287	$100,222,734
	Additions during period - Placements…………………………..	74,927,751	-	20,656,391
	Deductions during period - collection of principal/other…......	(5,795,405)	(598,553)	(12,322,607)
	Balance at close of period………………………….....………….	$100,821,287	$100,222,734	$108,556,518

INDEX TO EXHIBITS TO 2010 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1
Securities Purchase Agreement dated November 17, 2009 between CapitalSource Inc., CHR HUD Borrower LLC, CSE Mortgage LLC, CSE SLB LLC, CSE SNF Holding LLC and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed November 23, 2009).

3.1	Amended and Restated Bylaws, as amended as of January 16, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-11, filed on January 29, 2007).
3.2	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on June 14, 2010).
4.0	See Exhibits 3.1 to 3.2.
4.1
Indenture, dated as of December 30, 2005, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 7% Senior Notes due 2016. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).

4.1A	Form of 7% Senior Notes due 2016. (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).
4.1B	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2016. (Incorporated by reference to Exhibit E of Exhibit 4.1 of the Company’s Form 8-K, filed on January 4, 2006).
4.1C
First Supplemental Indenture, dated as of January 7, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, together with Second Supplemental Indenture, dated as of January 29, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and Third Supplemental Indenture, dated as of February 2, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL), LLC and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2C of the Company’s Form 10-K, filed on March 1, 2009).

4.1D
Fourth Supplemental Indenture, dated as of June 23, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, together with Fifth Supplemental Indenture, dated as of September 2, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset (MI), LLC and U.S. Bank National Association, as trustee, and Sixth Supplemental Indenture, dated as of January 13, 2011, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL) Lender, LLC and U.S. Bank National Association, as trustee.*

4.2
Indenture, dated as of February 9, 2010, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 7.5%Senior Notes due 2020, including the Form of 7.5% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 10, 2010).

4.2A
First Supplemental Indenture, dated as of June 23, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, together with Second Supplemental Indenture, dated as of September 2, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset (MI), LLC and U.S. Bank National Association, as trustee, and Third Supplemental Indenture, dated as of January 13, 2011, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL) Lender, LLC and U.S. Bank National Association, as trustee.*

4.3
Indenture, dated as of October 4, 2010, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 5, 2010).

4.3A
First Supplemental Indenture, dated as of January 13, 2011, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL) Lender, LLC and U.S. Bank National Association, as trustee.*

10.1	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).
10.2	Reserved.
10.3	2000 Stock Incentive Plan (as amended January 1, 2001). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2003).+
10.4	Amendment to 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).+
10.5
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and C. Taylor Pickett, including forms of equity awards.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2010). +

10.6
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and Daniel Booth, including forms of equity awards.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2010). +

10.7
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and R. Lee Crabill, including forms of equity awards.  (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2010). +

10.8
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and Robert O. Stephenson, including forms of equity awards.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2010). +

10.9	Form of Restricted Stock Unit Award for 2007 to 2010 officer grants. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+
10.10
Form of Performance Restricted Stock Unit Award with annual vesting for 2007 to 2010 officer grants. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+

10.10A
Form of Performance Restricted Stock Unit Award with cliff vesting for 2007 to 2010 officer grants. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).+

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

10.12	Reserved.
10.13
Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K, filed on February 18, 2005). +

10.14
Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K, filed on February 18, 2005). +

10.15	Form of Directors’ Restricted Stock Award. +*
10.16
Second Consolidated Amended and Restated Master Lease dated as of April 19, 2008 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Service as lessees. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed April 28, 2008.)

10.16A
Third Amendment to Second Consolidated Amended and Restated Master Lease dated as of April 1, 2010 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Service as lessees, together with the First Amendment to the Second Consolidated Amended and Restated Master Lease dated as of July 31, 2009 and the Second Amendment to the Second Consolidated Amended and Restated Master Lease dated as of November 3, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2010).

10.16B
Fourth Amendment to Second Consolidated Amended and Restated Master Lease dated as of October 1, 2010 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Service as lessees.*

10.16C
Fifth Amendment to Second Consolidated Amended and Restated Master Lease dated as of December 31, 2010 by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Service as lessees.*

10.17
Loan Agreement dated as of April 19, 2008, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q, filed April 28, 2008).

10.17A
First Amendment to Loan Agreement, dated as of March 15, 2009, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 2, 2009).

10.17B
Second Amendment to Loan Agreement, dated as of November 3, 2009, by and among OHI Asset III (PA) Trust, as Lender, certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors, together with the Third Amendment to Loan Agreement, dated as of October 1, 2010, by and among OHI Asset III (PA) Trust, as Lender and certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors, and the Fourth Amendment to Loan Agreement, dated as December 31, 2010, by and among OHI Asset III (PA) Trust, as Lender and certain affiliated entities of CommuniCare Health Services as Borrowers, and certain affiliated entities of CommuniCare Health Services as Guarantors. *

10.18	Reserved.
10.19	Reserved.
10.20
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and Michael Ritz, including forms of equity awards.  (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2010). +

10.21	Deferred Stock Plan, dated January 20, 2009, and forms of related agreements. +
10.22
Third Amended and Restated Master Lease Agreement dated as of November 4, 2010, by and among certain of Omega Healthcare Investors, Inc.’s subsidiaries, as lessors, and certain of Sun Healthcare Group, Inc.’s affiliates, as lessees, amending and restating prior master leases with Sun Healthcare Group, its subsidiaries, and lessees and guarantors acquired by Sun Healthcare Group.*

10.23
Form of Equity Distribution Agreement, dated June 25, 2010, entered into by and between Omega Healthcare Investors, Inc. and each of Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., Stifel, Nicolaus & Company, Incorporated, and UBS Securities LLC. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed June 25, 2010).

10.24
Credit Agreement, dated as of April 13, 2010, among OHI Asset, LLC, OHI Asset (ID), LLC, OHI Asset (LA), LLC, OHI Asset (CA), LLC, Delta Investors I, LLC, Delta Investors II, LLC, OHI Asset (CO), LLC, Colonial Gardens, LLC, Wilcare, LLC, Texas Lessor- Stonegate, LP, OHIMA, Inc., Canton Health Care Land, Inc., Dixon Health Care Center, Inc., Hutton I Land, Inc., Hutton II Land, Inc., Hutton III Land, Inc., Leatherman Partnership 89-1, Inc., Leatherman Partnership 89-2, Inc., Leatherman 90-1, Inc., Meridian Arms Land, Inc., Orange Village Care Center, Inc., St. Mary’s Properties, Inc. the lenders named therein, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K, filed April 16, 2010).

10.25
Credit Agreement, dated as of December 18, 2009, among NRS Ventures, L.L.C., as Borrower, General Electric Capital Corporation, as Administrative Agent and a Lender, and the other financial institutions who are or hereafter become parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 23, 2009).

10.26
Casablanca Option Agreement dated December 22, 2009 between CapitalSource Inc., CSE SLB LLC and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 29, 2009).

10.26A
First Amendment to Casablanca Option Agreement, dated as of June 9, 2010, among Omega Healthcare Investors, Inc. CapitalSource Inc. and CSB SLB LLC.  (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2006).

10.27
Registration Rights Agreement dated December 22, 2009 among Omega Healthcare Investors, Inc., CapitalSource Inc., CHR HUD Borrower LLC, CSE Mortgage LLC, CSE SLB LLC, CSE SNF Holding LLC and CapitalSource Healthcare REIT. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 29, 2009).

10.28
Purchase Agreement, dated as of February 4, 2010, by and among Omega Healthcare Investors, Inc., the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as Initial Purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 10, 2010).

10.29
Registration Rights Agreement, dated as of February 10, 2010, by and among Omega Healthcare Investors, Inc., the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as Initial Purchasers. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on February 10, 2010).

10.30
Registration Rights Agreement, dated as of October 4, 2010, by and among Omega Healthcare Investors, Inc., the Guarantors named therein, and Banc of America Securities LLC, as Representative of the Initial Purchasers.  (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on October 5, 2010).

10.31
Registration Rights Agreement, dated as of November 23, 2010, by and among Omega Healthcare Investors, Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers.  (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on October 5, 2010).

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

I-1-4

 SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OMEGA HEALTHCARE INVESTORS, INC.

      By:  /s/C. Taylor Pickett
         C. Taylor Pickett
         Chief Executive Officer

Date:  February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	February 28, 2011
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	February 28, 2011
Robert O. Stephenson

/s/ Michael D.Ritz	Chief Accounting Officer	February 28, 2011
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	February 28, 2011
Bernard J. Korman

/s/ Thomas F. Franke	Director	February 28, 2011
Thomas F. Franke

/s/ Harold J. Kloosterman	Director	February 28, 2011
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	February 28, 2011
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 28, 2011
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 28, 2011
Stephen D. Plavin

I- 5