Form 10-Q
period 2011-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2011-05-09
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2011.

Common Stock, $.10 par value                                                                           101,614,459
(Class)                                                                                      (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2011

		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2011 (unaudited) and December 31, 2010	2

	Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2011 and 2010	3

	Consolidated Statements of Stockholders’ Equity
	Three months ended March 31, 2011 (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2011 and 2010	5

	Notes to Consolidated Financial Statements
	March 31, 2011 (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	35

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$2,335,799	$2,366,856
Less accumulated depreciation	(395,918)	(380,995)
Real estate properties – net	1,939,881	1,985,861
Mortgage notes receivable – net	110,323	108,557
	2,050,204	2,094,418
Other investments – net	28,348	28,735
	2,078,552	2,123,153
Assets held for sale – net	811	670
Total investments	2,079,363	2,123,823

Cash and cash equivalents	3,381	6,921
Restricted cash	20,180	22,399
Accounts receivable – net	95,981	92,819
Other assets	58,698	57,172
Operating assets for owned and operated properties	324	873
Total assets	$2,257,927	$2,304,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$69,000	$—
Secured borrowings	200,378	201,296
Unsecured borrowings – net	975,573	975,669
Accrued expenses and other liabilities	117,317	121,859
Operating liabilities for owned and operated properties	470	1,117
Total liabilities	1,362,738	1,299,941

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488 as of December 31, 2010	$—	$108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 101,371 shares as of March 31, 2011 and 99,233 as of December 31, 2010	10,137	9,923
Common stock – additional paid-in-capital	1,425,186	1,376,131
Cumulative net earnings	574,911	580,824
Cumulative dividends paid	(1,115,045)	(1,071,300)
Total stockholders’ equity	895,189	1,004,066
Total liabilities and stockholders’ equity	$2,257,927	$2,304,007

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenue
Rental income	$66,337	$47,209
Mortgage interest income	3,498	2,614
Other investment income – net	641	746
Miscellaneous	-	3,729
Nursing home revenues of owned and operated assets	-	4,380
Total operating revenues	70,476	58,678

Expenses
Depreciation and amortization	25,218	14,687
General and administrative	5,226	3,710
Acquisition costs	45	220
Impairment loss on real estate properties	24,971	-
Nursing home expenses of owned and operated assets	230	4,572
Total operating expenses	55,690	23,189

Income before other income and expense	14,786	35,489
Other income (expense)
Interest income	11	15
Interest expense	(20,000)	(13,575)
Interest – amortization of deferred financing costs	(694)	(978)
Interest – refinancing costs	(16)	-
Total other expense	(20,699)	(14,538)

Net (loss) income	(5,913)	20,951
Preferred stock dividends	(1,691)	(2,271)
Preferred stock redemption	(3,472)	-
Net (loss) income available to common stockholders	$(11,076)	$18,680

(Loss) income per common share available to common shareholders:
Basic:
Net (loss) income	$(0.11)	$0.21
Diluted:
Net (loss) income	$(0.11)	$0.21

Dividends declared and paid per common share	$0.37	$0.32

Weighted-average shares outstanding, basic	100,074	88,840
Weighted-average shares outstanding, diluted	100,086	88,961

Components of other comprehensive income:
Net (loss) income	$(5,913)	$20,951
Unrealized gain on other investments	-	38
Total comprehensive (loss) income	$(5,913)	$20,989

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2010 (99,233 common shares)	$108,488	$9,923	$1,376,131	$580,824	$(1,071,300)	$1,004,066
Issuance of common stock:
Grant of restricted stock (13 shares at $22.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	1,465	—	—	1,465
Vesting of restricted stock (grants 68 shares)	—	7	(1,261)	—	—	(1,254)
Dividend reinvestment plan (795 shares at $22.08 per share)	—	80	17,445	—	—	17,525
Grant of stock as payment of directors fees (2 shares at an average of $22.35 per share)	—	—	37	—	—	37
Equity Shelf Program (1,261 shares at $22.78 per share, net of issuance costs)	—	126	27,982	—	—	28,108
Preferred stock redemption	(108,488)	—	3,388	—	(3,472)	(108,572)
Net loss	—	—	—	(5,913)	—	(5,913)
Common dividends ($0.37 per share).	—	—	—	—	(37,068)	(37,068)
Preferred dividends (Series D of $0.74 per share)	—	—	—	—	(3,205)	(3,205)

Balance at March 31, 2011 (101,371 common shares)	$—	$10,137	$1,425,186	$574,911	$(1,115,045)	$895,189
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(5,913)	$20,951
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,218	14,687
Impairment loss on real estate properties	24,971	—
Amortization of deferred financing costs	694	978
Restricted stock amortization expense	1,479	839
Amortization of in-place leases	(1,616)	—
Amortization of straightline mortgage interest income	(421)	—
Other	(38)	(98)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(93)	90
Straight-line rent	(3,403)	(1,946)
Lease inducement	755	(276)
Other operating assets and liabilities	(2,829)	3,491
Operating assets and liabilities for owned and operated properties	(98)	81
Net cash provided by operating activities	38,706	38,797
Cash flows from investing activities
Placement of mortgage loans	(1,749)	—
Proceeds from sale of real estate investments	—	28
Capital improvements and funding of other investments	(4,325)	(9,139)
Proceeds from other investments	980	461
Investments in other investments	(593)	(14,322)
Collection of mortgage principal – net	20	30
Net cash used in investing activities	(5,667)	(22,942)
Cash flows from financing activities
Proceeds from credit facility borrowings	117,000	6,000
Payments on credit facility borrowings	(48,000)	(100,100)
Receipts of other long-term borrowings	—	196,556
Payments of other long-term borrowings	(604)	(59,354)
Payment of financing related costs	(534)	(4,291)
Receipts from dividend reinvestment plan	17,525	12,214
Net proceeds from issuance of common stock	28,108	36,739
Payments from exercised options and restricted stock – net	(1,254)	4
Dividends paid	(40,268)	(30,599)
Redemption of preferred stock	(108,552)	—
Net cash (used in) provided by financing activities	(36,579)	57,169

(Decrease) increase in cash and cash equivalents	(3,540)	73,024
Cash and cash equivalents at beginning of period	6,921	2,170
Cash and cash equivalents at end of period	$3,381	$75,194
Interest paid during the period, net of amounts capitalized	$16,896	$7,814
Non-cash investing activities
Non-cash settlement of mortgage obligations	$—	$(12,395)
Non-cash acquisition of real estate properties	—	12,395
Net non-cash investing activities	$—	$—
See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

Omega Healthcare Investors, Inc. (“Omega” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties.  Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”) located in the United States.  Our core portfolio consists of long-term leases and mortgage agreements.  All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses.  Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

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

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega, and (iii) TC Healthcare, an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenants/operators.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer, and as of such date, TC Healthcare no longer operates these facilities.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Accounts Receivable

Accounts receivable includes: contractual receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relates to the amounts currently owed to us under the terms of the lease agreement.  Straight-line receivables relates to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually.  Lease inducements result from value provided by us to the lessee at the inception or renewal of the lease and will be amortized as a reduction of rental revenue over the non cancellable lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents.  In the case of a lease recognized on a straight-line basis or existence of lease inducements, we generally provide an allowance for straight-line accounts receivable or the lease inducements when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Contractual receivables	$7,870	$5,354
Straight-line receivables	66,201	62,423
Lease inducements	28,271	29,026
Allowance	(6,361)	(3,984)
Accounts receivable – net	$95,981	$92,819

We continuously evaluate the payment history and financial strength of our operators and have historically established allowance reserves for straight-line rent adjustments for operators that do not meet our requirements.  We consider factors such as payment history and the operator’s financial condition as well as current and future anticipated operating trends when evaluating whether to establish allowance reserves.

NOTE 2 – PROPERTIES AND INVESTMENTS

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

If we acquire real estate pursuant to a foreclosure or bankruptcy proceeding, the assets will initially be included on the consolidated balance sheet at the lower of cost or estimated fair value (see Note 3 – Owned and Operated Assets).

Leased Property

Our leased real estate properties, represented by 370 SNFs, 10 assisted living facilities (“ALFs”) and five specialty facilities at March 31, 2011, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Connecticut Properties

In January 2011, upon our request, a complaint was filed by the State of Connecticut, Commissioner of Social Services (the “State”) against the licensees/operators of four Connecticut SNFs, seeking the appointment of a receiver.  The facilities were leased and operated by affiliates of Formation Capital, LLC and were managed by Genesis Healthcare, and had approximately 472 licensed beds as of March 31, 2011.  The Superior Court, Judicial District of Hartford, Connecticut (the “Court”) appointed a receiver.

The receiver is responsible for (i) operating the facilities and funding all operational expenses incurred after the appointment of the receiver and (ii) for providing the Court with recommendations regarding the facilities.  In March 2011, the receiver moved to close all four SNFs and the Company objected.  At the hearing held on April 21, 2011, the Company stated its position that the receiver failed to comply with the statutory requirements prior to recommending the facilities’ closure.  In addition, alternative operators expressed interest in operating several of the facilities.  On April 27, 2011, the Court granted the receiver’s motion and ordered the facilities closed.

The Company intends to file a timely notice of appeal, taking the position that the Court’s Order is final and appealable. The Order is stayed under Connecticut law (thereby prohibiting any actions in furtherance of the Order to close) during the period in which the Company has to file its appeal (20 days) and then during the pendency of such appeal; however, the receiver and/or the State may seek an order from the Court to lift the stay.

As a result of these developments, during the three months ended March 31, 2011, the Company recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities potential sales value assuming that the facilities would not be used as skilled nursing facilities.

Oklahoma Facility

In March 2011, we agreed to sell a property to an operator and recorded an impairment charge of approximately $0.6 million related to the pending transaction based on the sales price less costs to sell.  We have classified the asset as held-for-sale-net as of March 31, 2011.

143 Facility CapitalSource Acquisitions (December 2009  and June 2010)

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

The transactions closed in three phases: (i) on December 22, 2009, we purchased CapitalSource entities owning 40 facilities for approximately $271 million and an option to purchase CapitalSource entities owning 63 additional facilities for $25 million; (ii) on June 9, 2010, we completed our purchase of the 63 CapitalSource facilities pursuant to the option for an aggregate purchase price of approximately $293 million in cash, plus the $25 million purchase option deposit, representing a total purchase price of $318 million; and (iii) on June 29, 2010, we purchased CapitalSource entities owning 40 facilities for approximately $271 million and paid approximately $15 million for escrow accounts transferred to us at closing.

As of December 31, 2010, we completed our purchase price allocation for all three of these transactions.  The allocation included the fair value adjustment for above-market debt assumed in the transactions as well as above and below-market in-place leases assumed.  During the first quarter of 2011, we amortized approximately $0.4 million of above-market adjustments related to the assumed debt and approximately $1.6 million of net below market in-place leases assumed from these transactions.

The facilities acquired from CapitalSource on  June 9, 2010 and June 29, 2010 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operations reflect each of the CapitalSource transactions as if they occurred on January 1, 2010.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisition have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share amount, unaudited)

Revenues	$70,476	$75,640
Net (loss) income available to common stockholders	(11,076)	22,473

Earnings per share – diluted:
Net (loss) income available to common stockholders – as reported	$(0.11)	$0.21
Net (loss) income available to common stockholders – pro forma	(0.11)	0.25

Held for Sale

At March 31, 2011, we had two SNFs classified as held-for-sale with an aggregate net book value of approximately $0.8 million.

Mortgage Notes Receivable

Our mortgage notes receivable relate to 13 long-term care facilities and two construction mortgages on two facilities currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four (4) states, which are operated by four (4) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of March 31, 2011, none of our mortgages were in default or in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

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

NOTE 3 – OWNED AND OPERATED ASSETS

In November 2007, affiliates of Haven Healthcare (“Haven”), one of our former operators/lessees/mortgagors, operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of the Haven facilities were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that it owed to us in exchange for taking ownership of and transitioning certain of its assets to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven.  TC Healthcare, a new entity and an interim operator, in which we have a substantial economic interest, began operating these facilities on our behalf through an independent contractor.

On August 6, 2008, we entered into a Master Transaction Agreement (“MTA”) with affiliates of Formation whereby Formation agreed (subject to certain closing conditions, including the receipt of licensure) to lease 14 SNFs and one ALF facility under a master lease.  These facilities were formerly leased to Haven.

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of Formation, in accordance with the terms of the MTA.  These 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis Healthcare (“Genesis”) has entered into a long-term management agreement with Formation to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which were operated by TC Healthcare until May 31, 2010, were transferred to Formation/Genesis upon licensure from the state of Vermont.  As a result of the transition of the operations to Formation, we no longer operate any owned and operated facilities, effective June 1, 2010.  Our consolidated financial statements include the results of operations of Vermont facilities from July 7, 2008 to May 31, 2010.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Nursing home revenues	$—	$4,380

Nursing home expenses	230	4,572
Loss from nursing home operations	$(230)	$(192)

NOTE 4 – CONCENTRATION OF RISK

As of March 31, 2011, our portfolio of real estate investments consisted of 400 healthcare facilities, located in 35 states and operated by 50 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.4 billion at March 31, 2011, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 370 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 13 SNFs, and two SNFs that are held-for-sale.  At March 31, 2011, we also held miscellaneous investments of approximately $28.3 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2011, we had two investments with operators and/or managers that exceeded 10% of our total investment: (i) CommuniCare Health Services (“CommuniCare”) (13%) and (ii) Airamid Health Management, LLC through its subsidiaries and management relationships, (“Airamid”) (11%).  No other operator and/or manager represented more than 10% of our investments for the three month period ended March 31, 2011.  The two states in which we had our highest concentration of investments were Florida (24%) and Ohio (15%) at March 31, 2011.

For the three-month period ended March 31, 2011, our revenues from operations totaled $70.5 million, of which approximately $9.6 million was from CommuniCare (14%) and $8.3 million was from Sun Healthcare (12%).  No other operator generated more than 9% of our revenues from operations for the three-month period ended March 31, 2011.

Sun is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited interim financial information.  Sun’s filings with the SEC can be found at the SEC’s website at www.sec.gov.  We are providing this data for information purposes only, and we undertake no responsibility for Sun’s filings.

NOTE 5 – DIVIDENDS

Common Dividends

On April 14, 2011, the Board of Directors declared a common stock dividend of $0.38 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 16, 2011 to common stockholders of record on April 29, 2011.

On January 14, 2011, the Board of Directors declared a common stock dividend of $0.37 per share that was paid February 15, 2011 to common stockholders of record on January 31, 2011.

Series D Preferred Dividends

On January 14, 2011, the Board of Directors declared regular quarterly dividends of approximately $0.52344 per preferred share on the Series D Preferred Stock that were paid February 15, 2011 to preferred stockholders of record on January 31, 2011.

Redemption of Series D Preferred Stock

On March 7, 2011, pursuant to authorization from our Board of Directors, we redeemed all of the outstanding shares of our 8.375% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus $0.21519 per share in accrued and unpaid dividends up to and including the redemption date, for an aggregate redemption price of $25.21519 per share.  Dividends on the shares of Series D Preferred Stock ceased to accrue on and after the redemption date, after which the Series D Preferred Stock ceased to be outstanding.

We borrowed approximately $103 million under our $320 million revolving senior secured credit facility to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.4 million of preferred stock issuance costs that reduced first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of March 31, 2011 of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as we concluded it was more-likely-than-not that the deferred tax asset would not be realized.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three-month periods ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Stock-based compensation expense	$1,479	$839

2011 Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of March 31, 2011, no shares of restricted stock have vested under these restricted stock awards.

Performance Restricted Stock Units

We awarded three types of PRSUs to the six employees: (i) 124,244 annual total shareholder return (“TSR”) PRSUs, (ii) 279,550 multi-year TSR PRSUs and (iii) 93,183 multi-year relative TSR  PRSUs.

Annual TSR PRSUs

The number of shares earned under the annual PRSUs depends generally on the level of achievement of TSR for the year-ended December 31, 2011. The annual PRSUs vest on December 31, 2011, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

Multi-year TSR PRSUs

The number of shares earned under the multi-year TSR PRSUs depends generally on the level of achievement of TSR for the three-years ended December 31, 2013.  The multi-year TSR PRSUs vest 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

Multi-year Relative TSR PRSUs

The number of shares earned under the multi-year relative TSR PRSUs depends generally on  the level of achievement of TSR relative to other real estate investment trust in the MSCI U.S. REIT Index for the three-years ended December 31, 2013.  The multi-year relative TSR PRSUs vest 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The PRSU awards have varying degrees of performance requirements to achieve vesting, and each PRSU award represents the right to a variable number of shares of common stock and related dividend equivalents based on dividends paid to stockholders during the applicable performance period.

As of March 31, 2011, none of these PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of March 31, 2011 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$8.8
2011 Annual PRSUs	124,244	$11.04	1.4	12	1.0
Multi-year TSR PRSUs	279,550	$11.06	3.1	48	2.9
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	48	1.1
Total	925,480	$16.45	$15.2		$13.8

We used a Monte Carlo model to estimate the fair value and for PRSUs granted to the employees in January 2011.

Director Grants

As of March 31, 2011, we had 29,799 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of March 31, 2011, the unrecognized compensation cost associated with the directors is approximately $0.4 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	March 31	December 31,
	Maturity	Rate	2011	2010
			(in thousands)
Secured borrowings:
Revolving lines of credit	2014	4.34%	$69,000	$—

HUD Berkadia mortgages (1)	2036 - 2040	6.61%	65,731	66,128
HUD Capital Funding mortgages	2040 - 2045	4.85%	134,647	135,168
Total secured borrowings			200,378	201,296

Unsecured borrowings:
2016 Notes	2016	7.0%	$175,000	$175,000
2020 Notes	2020	7.5%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
Subordinated debt	2021	9.0%	21,356	21,403
			971,356	971,403
Premium			4,217	4,266
Total unsecured borrowings			975,573	975,669
Totals – net			$1,244,951	$1,176,965

(1)	Reflects the weighted average interest rate on the mortgages.

Bank Credit Agreements

At March 31, 2011, we had $69.0 million outstanding under our $320 million revolving senior secured credit facility (the “2010 Credit Facility”), and no letters of credit outstanding, leaving availability of $251.0 million.

The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on the consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR was 375 basis points as of March 31, 2011.

$140 Million Equity Shelf Program

During the three months ended March 31, 2011, 1.3 million shares of our common stock were issued through our $140 million Equity Shelf Program (the “2010 ESP”) for net proceeds of approximately $28.1 million, net of $0.6 million of commissions.

NOTE 9 - FINANCIAL INSTRUMENTS

At March 31, 2011 and December 31, 2010, the carrying amounts and fair values of our financial instruments were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$3,381	$3,381	$6,921	$6,921
Restricted cash	20,180	20,180	22,399	22,399
Mortgage notes receivable – net	110,323	111,568	108,557	109,610
Other investments – net	28,348	26,525	28,735	25,317
Totals	$162,232	$161,654	$166,612	$164,247
Liabilities:
Revolving lines of credit	$69,000	$69,000	$—	$—
7.00% Notes due 2016 – net	174,259	186,985	174,221	187,079
7.50% Notes due 2020 – net	196,944	218,027	196,857	212,837
6.75% Notes due 2022 – net	583,014	610,573	583,188	576,019
HUD debt (1)	200,378	213,692	201,296	214,643
Subordinated debt (1)	21,356	24,090	21,403	23,248
Totals	$1,244,951	$1,322,367	$1,176,965	$1,213,826

(1)	The carrying value of debt includes a fair value adjustment to reflect value of the debt assumed as part of the June 29, 2010 acquisition of the HUD portfolio.

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our 2010 Annual Report on Form 10-K).  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

•
Other investments:  Other investments are primarily comprised of: (i) notes receivable and (ii) an investment in redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.  The fair value of the investment in the unconsolidated business is estimated using quoted market value and considers the terms of the underlying arrangement.

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

                On January 7, 2010, LCT SE Texas Holdings, L.L.C., an affiliate of Mariner Health Care and the lessee of four facilities located in the Houston area, filed a petition in the District Court of Harris County, Texas (No. 2010-01120) against four landlord entities, the member interests of which we purchased as part of the December 2009 acquisition from CapitalSource. On April 19, 2011, the Court dismissed with prejudice Plaintiff's claims against the Defendants, all pursuant to a joint motion to dismiss filed by the parties.

NOTE 11 – EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(5,913)	$20,951
Preferred stock dividends	(1,691)	(2,271)
Preferred stock redemption	(3,472)	—
Numerator for net income available to common per share - basic and diluted	$(11,076)	$18,680
Denominator:
Denominator for basic earnings per share	100,074	88,840
Effect of dilutive securities:
Restricted stock	—	109
Stock option incremental shares	—	10
Deferred stock	12	2
Denominator for diluted earnings per share	100,086	88,961

Earnings per share – basic:
Net (loss) income – basic	$(0.11)	$0.21
Earnings per share – diluted:
Net (loss) income – diluted	$(0.11)	$0.21

NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS

As of March 31, 2011, we had outstanding (i) $175 million 7.00% Senior Notes due 2016, (ii) $200 million 7.50% Senior Notes due 2020 and (iii) $575 million 6.75% Senior Notes due 2022, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource on such date (see Note 2).  For the three months ended March 31, 2011, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  For the three-month periods ended March 31, 2011, the non-guarantor subsidiaries have not engaged in investing or financing activities other than the principal payment of $0.6 million for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the senior notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	March 31, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Land and buildings	$2,022,453	$313,346	$—	$2,335,799
Less accumulated depreciation	(384,164)	(11,754)	—	(395,918)
Real estate properties – net	1,638,289	301,592	—	1,939,881
Mortgage notes receivable – net	110,323	—	—	110,323
	1,748,612	301,592	—	2,050,204
Other investments – net	28,348	—	—	28,348
	1,776,960	301,592	—	2,078,552
Assets held for sale – net	811	—	—	811
Total investments	1,777,771	301,592	—	2,079,363

Cash and cash equivalents	3,381	—	—	3,381
Restricted cash	7,691	12,489	—	20,180
Accounts receivable – net	94,266	1,715	—	95,981
Investment in affiliates	79,337	—	(79,337)	—
Other assets	37,411	21,287	—	58,698
Operating assets for owned and operated properties	324	—	—	324
Total assets	$2,000,181	$337,083	(79,337)	$2,257,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$69,000	$—	$—	$69,000
Secured borrowings	—	200,378	—	200,378
Unsecured borrowings – net	954,217	21,356	—	975,573
Accrued expenses and other liabilities	81,305	36,012	—	117,317
Intercompany payable	—	74,868	(74,868)	—
Operating liabilities for owned and operated properties	470	—	—	470
Total liabilities	1,104,992	332,614	(74,868)	1,362,738

Stockholders’ equity:
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 101,371 shares as of March 31, 2011 and 99,233 as of December 31, 2010	10,137	—	—	10,137
Common stock – additional paid-in-capital	1,425,186	—	—	1,425,186
Cumulative net earnings	574,911	4,469	(4,469)	574,911
Cumulative dividends paid	(1,115,045)	—	—	(1,115,045)
Total stockholders’ equity	895,189	4,469	(4,469)	895,189
Total liabilities and stockholders’ equity	$2,000,181	$337,083	$(79,337)	$2,257,927

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$57,843	$8,494	$-	$66,337
Mortgage interest income	3,498	-	-	3,498
Other investment income – net	641	-	-	641
Nursing home revenues of owned and operated assets	-	-	-	-
Total operating revenues	61,982	8,494	-	70,476

Expenses
Depreciation and amortization	21,533	3,685	-	25,218
General and administrative	5,143	83	-	5,226
Acquisition costs	45	-	-	45
Impairment loss on real estate properties	24,971	-	-	24,971
Nursing home expenses of owned and operated assets	230	-	-	230
Total operating expenses	51,922	3,768	-	55,690

Income before other income and expense	10,060	4,726	-	14,786
Other income (expense):
Interest income	4	7	-	11
Interest expense	(17,208)	(2,792)	-	(20,000)
Interest – amortization of deferred financing costs	(694)	-	-	(694)
Interest – refinancing costs	(16)	-	-	(16)
Equity in earnings	1,941	-	(1,941)	-
Total other expense	(15,973)	(2,785)	(1,941)	(20,699)

Net (loss) income	(5,913)	1,941	(1,941)	(5,913)
Preferred stock dividends	(1,691)	-	-	(1,691)
Preferred stock redemption	(3,472)	-	-	(3,472)
Net (loss) income available to common stockholders	$(11,076)	$1,941	$(1,941)	$(11,076)

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws, including statements regarding potential financings and potential future changes in reimbursement.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2010, and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)
the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facilities;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	changes in our credit ratings and the ratings of our debt securities;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in the financial position of our operators;
(xiii)	changes in interest rates;
(xiv)	the amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts; and
(xvi)	our ability to maintain our status as a real estate investment trust.

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

On November 17, 2009, we entered into a purchase agreement with CapitalSource, Inc. (“CapitalSource”)  pursuant to which we agreed to purchase certain CapitalSource subsidiaries owning 80 long-term care facilities and an option to purchase certain other CapitalSource subsidiaries owning an additional 63 long-term care facilities. Our acquisition of the CapitalSource subsidiaries pursuant to the terms of the purchase agreement was conducted in three separate closings: (i) on December 22, 2009, we acquired CapitalSource subsidiaries owning 40 long-term care facilities and an option to acquire an additional 63 facilities for an aggregate purchase price of approximately $296 million; (ii) on June 9, 2010, we acquired CapitalSource subsidiaries owning 63 long-term care facilities for an aggregate purchase price of approximately $293 million; and (iii) on June 29, 2010, we acquired CapitalSource subsidiaries owning 40 long-term care facilities for an aggregate purchase price of approximately $271 million.

We have identified a recent trend of reductions of expenditures under Medicare and Medicaid programs at the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs. Current market and economic conditions may have a significant impact on state budgets and health care spending. These deficits, exacerbated by the potential for increased enrollment in Medicaid due to rising unemployment levels and declining family incomes, could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

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

Our portfolio of investments at March 31, 2011, consisted of 400 healthcare facilities (including two facilities held for sale), located in 35 states and operated by 50 third-party operators.  Our gross investment in these facilities totaled approximately $2.4 billion at March 31, 2011, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 370 SNFs, (ii) 10 assisted living facilities (“ALFs”), (iii) five specialty facilities, (iv) fixed rate mortgages on 13 SNFs and (v) two SNFs that are held for sale.  At March 31, 2011, we also held other investments of approximately $28.3 million, consisting primarily of secured loans to third-party operators of our facilities.

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega and (iii) TC Healthcare, an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenants/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results, assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer.  The operating revenues and expenses and related operating assets and liabilities of the two facilities are shown on a gross basis in our Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.  TC Healthcare is responsible for the collection of the accounts receivable earned and the liabilities incurred prior to the date of the transition to the new tenant/operator.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Taxation

We have elected to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  For further information, see “Taxation” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2010.

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

The attorneys general for several states, as well as other individuals and organizations, have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  On January 31, 2011, a Florida District Court ruled that the entire Healthcare Reform Law is unconstitutional. This judgment has been stayed pending appeal. Other courts have ruled in favor of the law or have only struck down certain provisions of the law.  These cases are under appeal, and others are in process.  We cannot predict the ultimate outcome of any of the litigation. Further, various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011.   While the Senate voted against repealing the whole Healthcare Reform Law, there are a number of bills and budget proposals that have been introduced, which seek to repeal, change or defund certain provisions of the law. Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

Reimbursement.  Many state governments and the federal government are focusing on reducing expenditures under Medicare and Medicaid programs, resulting in significant cost-cutting at both the federal and state levels.  These cost-cutting measures, together with the implementation of changes in reimbursement rates under the Healthcare Reform Law, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.  We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us.  However, significant limits on the scopes of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

Medicaid.  Current market and economic conditions, as well as the implementation of rules under the Healthcare Reform Law, will likely have a significant impact on state budgets and healthcare spending.  Fiscal conditions have continued to deteriorate, and many states are experiencing significant budget gaps.

Many states are focusing on the reduction of expenditures under their state Medicaid programs, which may result in a reduction in reimbursement rates for our operators.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  Medicaid enrollment may significantly increase in the near future, as the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid beginning in 2010 and simplifies enrollment in this program.  Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial conditions, which in turn could negatively impact us.

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

Medicare.  On July 22, 2010, The Centers for Medicare and Medicaid Studies, commonly referred to as CMS, published a notice with comment period on Medicare’s prospective payment system for SNFs for federal fiscal year 2011.  The notice with comment period includes an increase in payments to nursing homes equal to $542 million or 1.7%. The impact of reimbursement changes among our operators may vary, depending in part on the characteristics of the patient populations of the individual facilities.

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

         In 2009, the CMS finalized a revised case-mix classification system, the RUG-IV, and planned implementation for fiscal year 2010.  However, the Healthcare Reform Law delayed implementation of RUG-IV back one year to October 1, 2011.  The Medicare and Medicaid Extenders Act of 2010 repealed the provision in the Healthcare Reform Law and provided that RUG-IV would be implemented immediately and applied retroactively to October 1, 2010. According to CMS, this change in case-mix classification methodology resulted in a significant increase in Medicare expenditures.  In response to this increase, CMS proposed a rule on April 28, 2011, which may impact SNF reimbursement rates.  The proposed rule indicates that CMS is considering implementing one of two options for FY 2012, with one option for 2012 being a significant reduction in the nursing component case mix index for RUG IV therapy groups. The estimated effect is an 11.3% decrease in total Medicare reimbursement. The second option is to establish the annual update of rates based on a standard market basket increase (of 2.7 percentage points), reduced by a multifactor productivity adjustment (of 1.2 percentage points), which results in a net 1.5% rate increase.   We believe that the implementation of RUG-IV in 2010 had a positive effect on the  cash flow and rent coverage ratios of our operators.  We expect that the implementation of either proposed parity adjustment would reduce operator coverage ratios, and would restore reimbursement levels consistent with pre-RUG IV levels.  However,  we do not believe the implementation of either parity adjustment would have a material effect on our portfolio.  Additionally, the Medicare Payment Advisory Commission (MedPAC) recommended that Congress eliminate the update to Medicare payment rates for skilled nursing facilities for fiscal year 2012.  Such reductions in Medicare reimbursements will likely have a negative impact on revenues.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2010.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2010 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2011 and 2010

Operating Revenues

Our operating revenues for the three months ended March 31, 2011 totaled $70.5 million, an increase of $11.8 million over the same period in 2010.  The $11.8 million increase relates primarily to an increase in rental income of approximately $19.1 million due to the CapitalSource acquisitions that occurred in December 2009 and June 2010 (approximately $1.6 million resulted from in-place lease intangibles amortization).  This was partially offset by a decrease in rental income from an operator's, for which we record revenue on a cash basis, failure to pay contractual rent.  In addition, approximately $0.9 million of the increase in mortgage income is due to (i) two new construction-to-permanent mortgage loans that we entered into with an operator in August 2010 and (ii) $15.9 million first mortgage loan that we entered into with an operator in December 2010.  Offsetting the above noted increases are (i) a decrease of $3.7 million in miscellaneous income resulting from a February 2010 legal settlement with one of our prior operators for breach of contract due to failure to pay rent and (ii) a decrease of $4.4 million in owned and operated assets due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 totaled $55.7 million, an increase of approximately $32.5 million over the same period in 2010.  The increase was primarily due to: (i) an increase in depreciation and amortization expense of $10.5 million primarily associated with the CapitalSource acquisitions that occurred in December 2009 and June 2010; (ii) $25.0 million provision for impairment on real estate assets in 2011; and (iii) an increase of $1.5 million in general and administrative expense primarily related to expenses incurred in connection with the CapitalSource acquisitions and the 2011 equity compensation program, offset by the reduction of $4.3 million in owned and operated assets primarily due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Other Income (Expense)

For the three months ended March 31, 2011, total other expenses were $20.7 million, an increase of approximately $6.2 million over the same period in 2010.  The increase in interest expense of approximately $6.2 million was primarily due to an increase in borrowings outstanding, including debt assumed to finance the CapitalSource acquisitions.  Interest expense also includes approximately $0.4 million of amortization associated with the fair value adjustment for the debt assumed with the HUD acquisition and approximately $0.3 million of amortization mortgage insurance premium expense associated with HUD acquisition.  This was offset by a decrease of $0.3 million in amortization of deferred financing costs related to the (i) $100 million GECC term loan payoff in October 2010 and (ii) redemption of our outstanding $310 million senior notes in December 2010.

Preferred Stock Redemption

In connection with the March 7, 2011 redemption of the Series D Preferred Stock, we recorded a charge of $3.5 million primarily related to the write-off of issuance costs.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2011, was $14.1 million, compared to $33.4 million, for the same period in 2010.

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

The following table presents our FFO results for the three-month ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Net (loss) income available to common stockholders	$(11,076)	$18,680
Elimination of non-cash items included in net income:
Depreciation and amortization	25,218	14,687
Funds from operations available to common stockholders	$14,142	$33,367

Portfolio and Recent Developments

143 Facility CapitalSource Acquisitions

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities, for approximately $858 million.  We accounted for these acquisitions as business combinations.

The transactions closed in three phases: (i) on December 22, 2009, we purchased CapitalSource entities owning 40 facilities for approximately $271 million and an option to purchase CapitalSource entities owning 63 additional facilities for $25 million; (ii) on June 9, 2010, we completed our purchase of the 63 CapitalSource facilities pursuant to the option for an aggregate purchase price of approximately $293 million in cash, plus the $25 million purchase option deposit, representing a total purchase price of $318 million; and (iii) on June 29, 2010, we purchased CapitalSource entities owning 40 facilities for approximately $271 million and paid approximately $15 million for escrow accounts transferred to us at closing.

As of December 31, 2010, we completed our purchase price allocation for all of these transactions.  The allocation included fair value adjustment for above-market debt assumed in the transactions as well as above and below-market in-place leases assumed.  During the first quarter of 2011, we amoritized approximately $0.4 million of above-market adjustments related to the assumed debt and approximately $1.6 million of net below market in-place leases assumed from these transactions.

Connecticut Properties

In January 2011, upon our request, a complaint was filed by the State of Connecticut, Commissioner of Social Services (the “State”) against the licensees/operators of four Connecticut SNFs, seeking the appointment of a receiver.  The facilities were leased and operated by affiliates of Formation and were managed by Genesis, and had approximately 472 licensed beds as of March 31, 2011.  The Superior Court, Judicial District of Hartford, Connecticut (the “Court”) appointed a receiver.

The receiver is responsible for (i) operating the facilities and funding all operational expenses incurred after the appointment of the receiver and (ii) for providing the Court with recommendations regarding the facilities.  In March 2011, the receiver moved to close all four SNFs and the Company objected.  At the hearing held on April 21, 2011, the Company stated its position that the receiver failed to comply with the statutory requirements prior to recommending the facilities’ closure.  In addition, alternative operators expressed interest in operating several of the facilities.  On April 27, 2011, the Court granted the receiver’s motion and ordered the facilities closed.

The Company intends to file a timely notice of appeal, taking the position that the Court’s Order is final and appealable. The Order is stayed under Connecticut law (thereby prohibiting any actions in furtherance of the Order to close) during the period in which the Company has to file its appeal (20 days) and then during the pendency of such appeal; however, the receiver and/or the State may seek an order from the Court to lift the stay.

As a result of these developments, during the three months ended March 31, 2011, the Company recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as skilled nursing facilities.

Oklahoma Facility

In March 2011, we agreed to sell a property to an operator and recorded an impairment charge of approximately $0.6 million related to the pending transaction.

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $2.3 billion, stockholders’ equity of $0.9 billion and debt of $1.2 billion, representing approximately 58.2% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2011.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,219,287	$2,498	$5,418	$250,035	$961,336
Interest payments on long-term debt	873,007	80,468	160,514	154,017	478,008
Operating lease obligations(2)	2,621	297	620	654	1,050
Total	$2,094,915	$83,263	$166,552	$404,706	$1,440,394

(1)
The $1.2 billion of debt outstanding includes $69 million in borrowings under the $320 million revolving senior secured credit facility due in April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $200 million aggregate principal amount of 7.5% Senior Notes due February 2020, $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, $20 million of 9.0% subordinated debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $128 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At March 31, 2011, we had $69.0 million outstanding under our $320 million revolving senior secured credit facility (the “2010 Credit Facility”), and no letters of credit outstanding, leaving availability of $251.0 million.

The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on our consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR was 375 basis points as of March 31, 2011.  We intend to use the 2010 Credit Facility for acquisitions and general corporate purposes.

$140 Million Equity Shelf Program

During the three months ended March 31, 2011, 1.3 million shares of our common stock were issued through our $140 million Equity Shelf Program (the “2010 ESP”) for net proceeds of $28.1 million, net of $0.6 million of commissions.

Redemption of Series D Preferred Stock

On March 7, 2011, pursuant to authorization from our Board of Directors, we redeemed all of the outstanding shares of our 8.375% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus $0.21519 per share in accrued and unpaid dividends up to and including the redemption date, for an aggregate redemption price of $25.21519 per share.  Dividends on the shares of Series D Preferred Stock ceased to accrue on and after the redemption date, after which the Series D Preferred Stock ceased to be outstanding.

We borrowed approximately $103 million under our $320 million revolving senior secured credit facility to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.4 million of preferred stock issuance costs that reduced first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income. In addition, if we dispose of any built-in gain asset during a recognition period, we will be required to distribute at least 90% of the built-in gain (after tax), if any, recognized on the disposition of such asset. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration. In addition, such distributions are required to be made pro rata, with no preference to any share of stock as compared with other shares of the same class, and with no preference to one class of stock as compared with another class except to the extent that such class is entitled to such a preference. To the extent that we do not distribute all of our net capital gain or do distribute at least 90%, but less than 100% of our “REIT taxable income” as adjusted, we will be subject to tax thereon at regular ordinary and capital gain corporate tax rates.  In addition, our 2010 Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreement, unless a greater distribution is required to maintain REIT status.  The credit agreement defines FFO as net income (or loss) plus depreciation and amortization and shall be adjusted for charges related to: (i) restructuring our debt; (ii) redemption of preferred stock; (iii) litigation charges up to $5.0 million; (iv) non-cash charges for accounts and notes receivable up to $5.0 million; (v) non-cash compensation related expenses; (vi) non-cash impairment charges; and (vii) tax liabilities in an amount not to exceed $8.0 million.

For the three months ended March 31, 2011, we paid total dividends of $40.3 million.

On April 14, 2011, the Board of Directors declared a common stock dividend of $0.38 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 16, 2011 to common stockholders of record on April 29, 2011.

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

Cash and cash equivalents totaled $3.4 million as of March 31, 2011, a decrease of $3.5 million as compared to the balance at December 31, 2010.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $38.7 million for the three months ended March 31, 2011, as compared to $38.8 million for the same period in 2010, a decrease of $91 thousand.

Investing Activities – Net cash flow from investing activities was an outflow of $5.7 million for the three months ended March 31, 2011, as compared to an outflow of $22.9 million for the same period in 2010.  The decrease in cash outflow from investing activities of $17.3 million relates to the $1.7 million construction-to-permanent mortgage loans with one of our operators in the first quarter of 2011, offset by (i) $4.8 million related to a reduction of capital improvement funding in the first quarter of 2011 compared to the first quarter of 2010 and (ii) $13.0 million mortgage backed certificates that we purchased in the first quarter of 2010.

Financing Activities – Net cash flow from financing activities was an outflow of $36.6 million for the three months ended March 31, 2011 as compared to an inflow of $57.2 million for the same period in 2010.  The $93.7 million change in financing activities was primarily a result of: (i) a net proceeds of our credit facility of $69.0 million during the first quarter of 2011 compared to $94.1 million net payments for the same period 2010 and (ii) an increase in net proceeds from our dividend reinvestment proceeds of $5.3 million during the first quarter of 2011 compared to the same period 2010.  Offsetting these increases were: (i) $108.6 million related to preferred stock redemption in the first quarter of 2011, (ii) net proceeds of $196.6 million of our 7.5% Senior Notes due 2020 issued in February 2010, (iii) the repayment of $59.4 million during the first quarter of 2010 in debt assumed as part of the December 22, 2009 CapitalSource acquisition, (iv) an increase in dividend payment of $9.7 million during the first quarter of 2011 due to an increase in the number of shares outstanding, (v) a decrease in net proceeds of $8.6 million from our common stock issued through our Equity Shelf Program during the first quarter of 2011 compared to the same period in 2010, and (vi) the payment of $4.3 million in payments of deferred financing costs associated with the issuance of our $200 million 7.5% senior notes in February 2010 compared to $0.5 million during the first quarter of 2011.

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

The interest rate charged on our 2010 Credit Facility can vary based on the interest rate option we choose to utilize. The interest rates per annum applicable to the 2010 Credit Facility are the reserve-adjusted LIBOR Rate (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin. The applicable margin with respect to the 2010 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 4.25% to 3.25% in the case of Eurodollar Rate advances, from 3.0% to 2.0% in the case of base rate advances, and from 4.25% to 3.25% in the case of letter of credit fees.  As of March 31, 2011, the total amount of debt outstanding on the 2010 Credit Facility was $69.0 million, which is subject to interest rate fluctuations.

For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2010.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2010, with the Securities and Exchange Commission on February 28, 2011, which sets forth our risk factors in Item 1A therein.  We have not experienced any material changes from the risk factors previously described therein, except as set forth below.

Our operators depend on reimbursement from governmental and other third-party payors and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators, has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. For example,  CMS issued a proposed rule on April 28, 2011 that may impact SNF reimbursement rates.   The proposed rule indicates that CMS is considering implementing one of two options for FY 2012, with one option for 2012 being a significant reduction in the nursing component case mix index for RUG IV therapy groups. The estimated effect is an 11.3% decrease in total Medicare reimbursement. The second option is to establish the annual update of rates based on a standard market basket increase (of 2.7 percentage points), reduced by a multifactor productivity adjustment (of 1.2 percentage points), which results in a net 1.5% rate increase.  We expect the implementation of either proposed parity adjustment would reduce operator coverage ratios at least back to pre RUG-IV level and possibly a bit more due to increased costs.

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

Many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a reduction in reimbursement rates for our operators. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Medicaid enrollment may significantly increase in the near future, as the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid beginning in 2010 and simplifies enrollment in this program. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us.

Item 6 – Exhibits

Exhibit No.
3.1
Amended and Restated Bylaws, effective as of the conclusion of the Company’s 2011 Annual Meeting of Stockholders.  (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 20, 2011).

10.1
Sixth Amendment to Second Consolidated Amended and Restated Master Lease dated as of March 31, 2011 by and among OHI Asset (PA) Trust as lessor and certain affiliated entities of CommuniCare Health Service as lessees.

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:           May 9, 2011                                           By:         /S/ C. TAYLOR PICKETT
        C. Taylor Pickett
        Chief Executive Officer

Date:           May 9, 2011                                           By:         /S/ ROBERT O. STEPHENSON
        Robert O. Stephenson
        Chief Financial Officer