Form 10-Q
period 2011-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2011-08-08
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                             No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2011.

Common Stock, $.10 par value	103,097,397
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2011

TABLE OF CONTENTS
		Page No.
PART I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	June 30, 2011 (unaudited) and December 31, 2010	2

	Consolidated Statements of Operations (unaudited)
	Three and six months ended June 30, 2011 and 2010	3

	Consolidated Statements of Stockholders’ Equity
	Six months ended June 30, 2011 (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)
	Six months ended June 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements
	June 30, 2011 (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	36

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$2,339,689	$2,366,856
Less accumulated depreciation	(420,651)	(380,995)
Real estate properties – net	1,919,038	1,985,861
Mortgage notes receivable – net	113,202	108,557
	2,032,240	2,094,418
Other investments – net	29,278	28,735
	2,061,518	2,123,153
Assets held for sale – net	811	670
Total investments	2,062,329	2,123,823

Cash and cash equivalents	4,996	6,921
Restricted cash	20,609	22,399
Accounts receivable – net	94,315	92,819
Other assets	58,455	57,172
Operating assets for owned and operated properties	275	873
Total assets	$2,240,979	$2,304,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$53,000	$—
Secured borrowings	199,454	201,296
Unsecured borrowings – net	975,477	975,669
Accrued expenses and other liabilities	110,487	121,859
Operating liabilities for owned and operated properties	472	1,117
Total liabilities	1,338,890	1,299,941

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares
Series D with an aggregate liquidation preference
of $108,488 as of December 31, 2010	—	108,488
Common stock $.10 par value authorized – 200,000 shares
issued and outstanding – 102,624 shares as of June 30, 2011
and 99,233 as of December 31, 2010	10,262	9,923
Common stock – additional paid-in-capital	1,452,935	1,376,131
Cumulative net earnings	592,701	580,824
Cumulative dividends paid	(1,153,809)	(1,071,300)
Total stockholders’ equity	902,089	1,004,066
Total liabilities and stockholders’ equity	$2,240,979	$2,304,007

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Rental income	$68,487	$51,520	$134,824	$98,729
Mortgage interest income	3,433	2,519	6,931	5,133
Other investment income – net	617	1,790	1,258	2,536
Miscellaneous	69	20	69	3,749
Nursing home revenues of owned and operated assets	-	2,956	-	7,336
Total operating revenues	72,606	58,805	143,082	117,483

Expenses
Depreciation and amortization	24,759	16,451	49,977	31,138
General and administrative	4,930	3,672	10,156	7,382
Acquisition costs	-	1,192	45	1,412
Impairment on real estate properties	-	155	24,971	155
Provisions for uncollectible mortgages, notes and accounts receivable	4,139	-	4,139	-
Nursing home expenses of owned and operated assets	225	2,797	455	7,369
Total operating expenses	34,053	24,267	89,743	47,456

Income before other income and expense	38,553	34,538	53,339	70,027
Other income (expense):
Interest income	12	62	23	77
Interest expense	(20,072)	(14,705)	(40,072)	(28,280)
Interest – amortization of deferred financing costs	(703)	(925)	(1,397)	(1,903)
Interest –refinancing costs	-	(3,461)	(16)	(3,461)
Total other expense	(20,763)	(19,029)	(41,462)	(33,567)

Net income	17,790	15,509	11,877	36,460
Preferred stock dividends	-	(2,272)	(1,691)	(4,543)
Preferred stock redemption	16	-	(3,456)	-
Net income available to common	$17,806	$13,237	$6,730	$31,917

Income per common share available to common shareholders:
Basic:
Net income	$0.17	$0.14	$0.07	$0.35
Diluted:
Net income	$0.17	$0.14	$0.07	$0.35

Dividends declared and paid per common share	$0.38	$0.32	$0.75	$0.64

Weighted-average shares outstanding, basic	101,912	93,031	100,993	90,935
Weighted-average shares outstanding, diluted	102,001	93,153	101,044	91,057

Components of other comprehensive income:
Net income	$17,790	$15,509	$11,877	$36,460
Unrealized loss on other investments	-	(38)	-	-
Total comprehensive income	$17,790	$15,471	$11,877	$36,460

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2010 (99,233 common shares)	$108,488	$9,923	$1,376,131	$580,824	$(1,071,300)	$1,004,066
Issuance of common stock:
Grant of restricted stock (13 shares at $22.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	2,972	—	—	2,972
Vesting of restricted stock (grants 68 shares)	—	7	(1,261)	—	—	(1,254)
Dividend reinvestment plan (1,888 shares at $21.55 per share)	—	189	40,424	—	—	40,613
Grant of stock as payment of directors fees (3 shares at an average of $21.65 per share)	—	—	74	—	—	74
Equity Shelf Program (1,419 shares at $22.61 per share, net of issuance costs)	—	142	31,208	—	—	31,350
Preferred stock redemption	(108,488)	—	3,388	—	(3,456)	(108,556)
Net income	—	—	—	11,877	—	11,877
Common dividends ($0.75 per share).	—	—	—	—	(75,848)	(75,848)
Preferred dividends (Series D of $0.74 per share)	—	—	—	—	(3,205)	(3,205)

Balance at June 30, 2011 (102,624 common shares)	$—	$10,262	$1,452,935	$592,701	$(1,153,809)	$902,089

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$11,877	$36,460
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,977	31,138
Impairment loss on real estate properties	24,971	155
Provisions for uncollectible accounts receivable	4,139	—
Amortization of deferred financing and refinancing costs	1,397	5,364
Restricted stock amortization expense	2,998	1,306
Effective yield receivable on mortgage notes	(675)	—
Amortization of in-place leases	(3,232)	—
Gain on sale of securities	—	(789)
Other	(75)	(75)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	16	(1,381)
Straight-line rent	(6,672)	(3,961)
Lease inducement	1,696	(236)
Other operating assets and liabilities	(9,218)	(1,999)
Operating assets and liabilities for owned and operated properties	(47)	(44)
Net cash provided by operating activities	77,152	65,938
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(98)	(343,180)
Placement of mortgage loans	(4,607)	—
Proceeds from sale of real estate investments	—	28
Capital improvements and funding of other investments	(8,118)	(17,003)
Proceeds from other investments	1,747	14,549
Investments in other investments	(2,290)	(14,356)
Collection of mortgage principal – net	37	45
Net cash used in investing activities	(13,329)	(359,917)
Cash flows from financing activities
Proceeds from credit facility borrowings	174,000	271,000
Payments on credit facility borrowings	(121,000)	(144,100)
Receipts of other long-term borrowings	—	196,556
Payments of other long-term borrowings	(1,216)	(59,354)
Payment of financing related costs	(641)	(8,824)
Receipts from dividend reinvestment plan	40,613	27,526
Net proceeds from issuance of common stock	31,350	73,525
Payments from exercised options and restricted stock – net	(1,254)	89
Dividends paid	(79,044)	(62,652)
Redemption of preferred stock	(108,556)	—
Net cash (used in) provided by financing activities	(65,748)	293,766

Decrease in cash and cash equivalents	(1,925)	(213)
Cash and cash equivalents at beginning of period	6,921	2,170
Cash and cash equivalents at end of period	$4,996	$1,957
Interest paid during the period, net of amounts capitalized	$38,387	$21,509
Non-cash investing activities
Assumed debt obligations	$—	$202,015
Non-cash settlement of mortgage obligations	—	(12,395)
Non-cash acquisition of real estate properties	—	12,395
Stock consideration issued for acquisition	—	19,693
Net non-cash investing activities	$—	$221,708

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2011

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

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega, and (iii) TC Healthcare (“TC Healthcare”), an entity and interim operator created to operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenants/operators.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer, and as of such date, TC Healthcare no longer operates these facilities.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

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

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Contractual receivables	$8,250	$5,354
Straight-line receivables	68,499	62,423
Lease inducements	24,361	29,026
Allowance	(6,795)	(3,984)
Accounts receivable – net	$94,315	$92,819

During the second quarter, we entered into a master transition agreement (“2011 MTA”) with one of our current lessee/operators and a third party lessee/operator to transition the facilities from the current operator to the new operator.  The 2011 MTA closing is subject to receipt of healthcare regulatory approvals from several states for the operating license transfer from the current operator to the new operator.  Upon closing of the 2011 MTA, the current lease will be terminated and the new operator will enter into a new twelve-year master lease for the facilities.  As a result of the 2011 MTA, during the second quarter of 2011, we evaluated the recoverability of the straight-line rent and lease inducements associated with the current lease and have recorded a $4.1 million provision for uncollectible accounts associated with straight-line receivables and lease inducements.

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

Leased Property

Our leased real estate properties, represented by 370 SNFs, 10 assisted living facilities (“ALFs”) and five specialty facilities at June 30, 2011, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Connecticut Properties

In January 2011, at our request, a complaint was filed by the State of Connecticut, Commissioner of Social Services (the “State”) against the licensees/operators of four Connecticut SNFs, seeking the appointment of a receiver.  The facilities were leased and operated by affiliates of FC/SCH and were managed by Genesis Healthcare, and had approximately 472 licensed beds as of March 31, 2011.  The Superior Court, Judicial District of Hartford, Connecticut (the “Court”) appointed a receiver.

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

The Company timely filed its notice of appeal, taking the position that the Court's Order (the “Order”) is final and appealable, and erroneous.  Following the Company’s notice of appeal, the Company negotiated a stipulation with the State and the receiver which afforded it significant concessions.  Those concessions included: (a) an agreed recognition of the Company as a secured lienholder with a priority claim, (b) an accelerated timeframe for the (i) allocation by the receiver of collected funds between pre- and post- receivership periods, and (ii) disbursement to the Company of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions (among others), the Company withdrew its appeal.

As a result of these developments, the Company recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values in the first quarter of 2011.  We estimated the fair value of these facilities based on the facilities potential sales value assuming that the facilities would not be used as skilled nursing facilities.

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

As of December 31, 2010, we completed our purchase price allocation for all three of these transactions.  The allocation included the fair value adjustment for above-market debt assumed in the transactions as well as above and below-market in-place leases assumed.  During the first six months of 2011, we amortized approximately $0.7 million of above-market adjustments related to the assumed debt and approximately $3.2 million of net below market in-place leases assumed from these transactions.

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

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amount, unaudited)

Revenues	$72,606	$73,600	$143,082	$149,240
Net income available to common stockholders	$17,806	$16,342	$6,730	$38,816

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.17	$0.14	$0.07	$0.35
Net income available to common stockholders – pro forma	$0.17	$0.17	$0.07	$0.42

Held for Sale

At June 30, 2011, we had two SNFs classified as held-for-sale with an aggregate net book value of approximately $0.8 million.

Mortgage Notes Receivable

Our mortgage notes receivable relate to 13 long-term care facilities and two construction mortgages on two facilities currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in four (4) states, which are operated by four (4) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of June 30, 2011, none of our mortgages were in default or in foreclosure proceedings.  The mortgage properties are cross-collateralized with the master lease agreement.

Mortgage interest income is recognized as earned over the terms of the related mortgage notes, using the effective yield method.  Allowances are provided against earned revenues from mortgage interest when collection of amounts due becomes questionable or when negotiations for restructurings of troubled operators lead to lower expectations regarding ultimate collection.  When collection is uncertain, mortgage interest income on impaired mortgage loans is recognized as received after taking into account application of security deposits.

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

On August 6, 2008, we entered into a Master Transaction Agreement (“2008 MTA”) with affiliates of FC/SCH whereby FC/SCH agreed (subject to certain closing conditions, including the receipt of licensure) to lease 14 SNFs and one ALF facility under a master lease.  These facilities were formerly leased to Haven.

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of FC/SCH, in accordance with the terms of the 2008 MTA.  These 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis has entered into a long-term management agreement with FC/SCH to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which were operated by TC Healthcare until May 31, 2010, were transferred to FC/SCH upon licensure from the state of Vermont.  As a result of the transition of the operations to FC/SCH, we no longer operate any owned and operated facilities, effective June 1, 2010.  Our consolidated financial statements include the results of operations of Vermont facilities from July 7, 2008 to May 31, 2010.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Nursing home revenues	$—	$2,956	$—	$7,336

Nursing home expenses	225	2,797	455	7,369
(Loss) gain from nursing home operations	$(225)	$159	$(455)	$(33)

NOTE 4 – CONCENTRATION OF RISK

As of June 30, 2011, our portfolio of real estate investments consisted of 400 healthcare facilities, located in 35 states and operated by 50 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.5 billion at June 30, 2011, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 370 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 13 SNFs, and two SNFs that are held-for-sale.  At June 30, 2011, we also held miscellaneous investments of approximately $29.3 million, consisting primarily of secured loans to third-party operators of our facilities.  Included in the $29.3 million miscellaneous investments is a working capital note with an operator that is secured by the operator’s accounts receivables.  We have classified the note as impaired but believe that the collateral supporting the working capital note is in excess of the balance and therefore, no reserve is recorded.  As part of the 2011 MTA, the new third party lessee/operator will assume approximately $15 million of the working capital note as well as the accounts receivables supporting the note related to the 12 facilities that are expected to be transitioned to the new operator. We are in the process of working with the Connecticut receiver to collect the Connecticut receivables that support the remaining portion of the note.

At June 30, 2011, we had two investments with operators and/or managers that exceeded 10% of our total investment: (i) CommuniCare Health Services (“CommuniCare”) (13%) and (ii) Airamid Health Management, LLC through its subsidiaries and management relationships, (“Airamid”) (11%).  No other operator and/or manager represented more than 10% of our investments for the six month period ended June 30, 2011.  The two states in which we had our highest concentration of investments were Florida (24%) and Ohio (15%) at June 30, 2011.

For the three-month period ended June 30, 2011, our revenues from operations totaled $72.6 million, of which approximately $9.6 million was from CommuniCare (13%) and $8.4 million was from Sun Healthcare (“Sun”) (12%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended June 30, 2011.

For the six-month period ended June 30, 2011, our revenues from operations totaled $143.1 million, of which approximately $19.2 million was from CommuniCare (13%) and $16.7 million was from Sun Healthcare (12%).  No other operator generated more than 10% of our revenues from operations for the six-month period ended June 30, 2011.

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

NOTE 5 – DIVIDENDS

Common Dividends

On July 14, 2011, the Board of Directors declared a common stock dividend of $0.40 per share, increasing the quarterly common dividend by $0.02, or 5.3%, per share over the prior quarter.  The common dividends are to be paid August 15, 2011 to common stockholders of record on August 1, 2011.

On April 14, 2011, the Board of Directors declared a common stock dividend of $0.38 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, that was paid May 16, 2011 to common stockholders of record on April 29, 2011.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of June 30, 2011 of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as we concluded it was more-likely-than-not that the deferred tax asset would not be realized.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- and six- month periods ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Stock-based compensation expense	$1,519	$467	$2,998	$1,306

2011 Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of June 30, 2011, no shares of restricted stock have vested under these restricted stock awards.

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

As of June 30, 2011, none of these PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of June 30, 2011 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$8.0
2011 Annual PRSUs	124,244	$11.04	1.4	12	0.7
Multi-year TSR PRSUs	279,550	$11.06	3.1	48	2.7
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	48	1.0
Total	925,480	$16.45	$15.2		$12.4

We used a Monte Carlo model to estimate the fair value and for PRSUs granted to the employees in January 2011.

Director Grants

As of June 30, 2011, we had 29,799 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of June 30, 2011, the unrecognized compensation cost associated with the directors is approximately $0.4 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	June 30,	December 31,
	Maturity	Rate	2011	2010
			(in thousands)
Secured borrowings:
Revolving lines of credit	2014	4.19%	$53,000	$—

HUD Berkadia mortgages (1)	2036 - 2040	6.61%	65,332	66,128
HUD Capital Funding mortgages	2040 - 2045	4.85%	134,122	135,168
Total secured borrowings			199,454	201,296

Unsecured borrowings:
2016 Notes	2016	7.0%	$175,000	$175,000
2020 Notes	2020	7.5%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
Subordinated debt	2021	9.0%	21,309	21,403
			971,309	971,403
Premium			4,168	4,266
Total unsecured borrowings			975,477	975,669
Totals – net			$1,227,931	$1,176,965

(1)	Reflects the weighted average interest rate on the mortgages.

Bank Credit Agreements

At June 30, 2011, we had $53.0 million outstanding under our $320 million revolving senior secured credit facility (the “2010 Credit Facility”), and no letters of credit outstanding, leaving availability of $267.0 million.

The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on the consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR was 375 basis points as of June 30, 2011.

$140 Million Equity Shelf Program

During the six months ended June 30, 2011, 1.4 million shares of our common stock were issued through our $140 million Equity Shelf Program (the “2010 ESP”) for net proceeds of approximately $31.4 million, net of $0.6 million of commissions.

$575 Million 6.75% Senior Notes Exchange Offer

On June 2, 2011, we commenced an offer to exchange $575 million of our 6.75% Senior Notes due 2022 that have been registered under the Securities Act of 1933 for $575 million of our outstanding 6.75% Senior Notes due 2022, which were issued in October and November 2010 in two separate private placements.

All $575 million outstanding aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of July 14, 2011, pursuant to the terms of the exchange offer.  The exchange notes are identical in all material respects to the initial notes, except that the issuance of the exchange notes was registered under the Securities Act of 1933 and the provisions of the initial notes relating to transfer restrictions, registration rights and additional interest relating to registrations delays do not apply to the exchange notes.

NOTE 9 – FINANCIAL INSTRUMENTS

At June 30, 2011 and December 31, 2010, the carrying amounts and fair values of our financial instruments were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$4,996	$4,996	$6,921	$6,921
Restricted cash	20,609	20,609	22,399	22,399
Mortgage notes receivable – net	113,202	114,616	108,557	109,610
Other investments – net	29,278	28,961	28,735	25,317
Totals	$168,085	$169,182	$166,612	$164,247
Liabilities:
Revolving lines of credit	$53,000	$53,000	$—	$—
7.00% Notes due 2016 – net	174,298	191,880	174,221	187,079
7.50% Notes due 2020 – net	197,029	214,691	196,857	212,837
6.75% Notes due 2022 – net	582,841	594,981	583,188	576,019
HUD debt	199,454	212,732	201,296	214,643
Subordinated debt	21,309	23,939	21,403	23,248
Totals	$1,227,931	$1,291,223	$1,176,965	$1,213,826

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

●
Cash and cash equivalents and restricted cash:  The carrying amount of cash and cash equivalents and restricted cash reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

●
Mortgage notes receivable:  The fair values of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings.

●
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

●
Revolving lines of credit:  The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates.

●	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income	$17,790	$15,509	$11,877	$36,460
Preferred stock dividends	—	(2,272)	(1,691)	(4,543)
Preferred stock redemption	16	—	(3,456)	—
Numerator for net income available to common
per share - basic and diluted	$17,806	$13,237	$6,730	$31,917

Denominator:
Denominator for basic earnings per share	101,912	93,031	100,993	90,935
Effect of dilutive securities:
Restricted stock	77	114	39	112
Stock option incremental shares	—	—	—	5
Deferred stock	12	8	12	5
Denominator for diluted earnings per share	102,001	93,153	101,044	91,057

Earnings per share – basic:
Net income – basic	$0.17	$0.14	$0.07	$0.35

Earnings per share – diluted:
Net income – diluted	$0.17	$0.14	$0.07	$0.35

NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS

As of June 30, 2011, we had outstanding (i) $175 million 7% Senior Notes due 2016, (ii) $200 million 7.5% Senior Notes due 2020 and (iii) $575 million 6.75% Senior Notes due 2022, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource on such date (see Note 2).  For the six months ended June 30, 2011, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  For the six-month period ended June 30, 2011, the non-guarantor subsidiaries have not engaged in investing or financing activities other than the principal payment of $1.2 million for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the senior notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	June 30, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Land and buildings	$2,026,343	$313,346	$—	$2,339,689
Less accumulated depreciation	(405,025)	(15,626)	—	(420,651)
Real estate properties – net	1,621,318	297,720	—	1,919,038
Mortgage notes receivable – net	113,202	—	—	113,202
	1,734,520	297,720	—	2,032,240
Other investments – net	29,278	—	—	29,278
	1,763,798	297,720	—	2,061,518
Assets held for sale – net	811	—	—	811
Total investments	1,764,609	297,720	—	2,062,329

Cash and cash equivalents	4,996	—	—	4,996
Restricted cash	6,702	13,907	—	20,609
Accounts receivable – net	92,114	2,201	—	94,315
Investment in affiliates	79,054	—	(79,054)	—
Other assets	36,091	22,364	—	58,455
Operating assets for owned and operated properties	275	—	—	275
Total assets	$1,983,841	$336,192	(79,054)	$2,240,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$53,000	$—	$—	$53,000
Secured borrowings	—	199,454	—	199,454
Unsecured borrowings – net	954,168	21,309	—	975,477
Accrued expenses and other liabilities	74,112	36,375	—	110,487
Intercompany payable	—	72,885	(72,885)	—
Operating liabilities for owned and operated properties	472	—	—	472
Total liabilities	1,081,752	330,023	(72,885)	1,338,890

Stockholders’ equity:
Common stock	10,262	—	—	10,262
Common stock – additional paid-in-capital	1,452,935	—	—	1,452,935
Cumulative net earnings	592,701	6,169	(6,169)	592,701
Cumulative dividends paid	(1,153,809)	—	—	(1,153,809)
Total stockholders’ equity	902,089	6,169	(6,169)	902,089
Total liabilities and stockholders’ equity	$1,983,841	$336,192	$(79,054)	$2,240,979

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$60,113	$8,374	$-	$68,487	$117,956	$16,868	$-	$134,824
Mortgage interest income	3,433	-	-	3,433	6,931	-	-	6,931
Other investment income – net	617	-	-	617	1,258	-	-	1,258
Miscellaneous	69	-	-	69	69	-	-	69
Total operating revenues	64,232	8,374	-	72,606	126,214	16,868	-	143,082

Expenses
Depreciation and amortization	20,888	3,871	-	24,759	42,421	7,556	-	49,977
General and administrative	4,852	78	-	4,930	9,995	161	-	10,156
Acquisition costs	-	-	-	-	45	-	-	45
Impairment loss on real estate properties	-	-	-	-	24,971	-	-	24,971
Provisions for uncollectible accounts receivable	4,139	-	-	4,139	4,139	-	-	4,139
Nursing home expenses of owned and operated assets	225	-	-	225	455	-	-	455
Total operating expenses	30,104	3,949	-	34,053	82,026	7,717	-	89,743

Income before other income and expense	34,128	4,425	-	38,553	44,188	9,151	-	53,339
Other income (expense):
Interest income	5	7	-	12	9	14	-	23
Interest expense	(17,340)	(2,732)	-	(20,072)	(34,548)	(5,524)	-	(40,072)
Interest – amortization of deferred financing costs	(703)	-	-	(703)	(1,397)	-	-	(1,397)
Interest –refinancing costs	-	-	-	-	(16)	-	-	(16)
Equity in earnings	1,700	-	(1,700)	-	3,641	-	(3,641)	-
Total other expense	(16,338)	(2,725)	(1,700)	(20,763)	(32,311)	(5,510)	(3,641)	(41,462)

Net income	17,790	1,700	(1,700)	17,790	11,877	3,641	(3,641)	11,877
Preferred stock dividends	-	-	-	-	(1,691)	-	-	(1,691)
Preferred stock redemption	16	-	-	16	(3,456)	-	-	(3,456)
Net income available to common	$17,806	$1,700	$(1,700)	$17,806	$6,730	$3,641	$(3,641)	$6,730

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.  This document contains forward-looking statements within the meaning of the federal securities laws.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)
those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2010, in Part II, Item 1A to our Quarterly Report on Form 10-Q for the three months ending March 31, 2011 and in Part II, Item 1A of this report;

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

On November 17, 2009, we entered into a purchase agreement with CapitalSource, Inc. (“CapitalSource”)  pursuant to which we agreed to purchase certain CapitalSource subsidiaries owning 80 long-term care facilities and an option to purchase certain other CapitalSource subsidiaries owning an additional 63 long-term care facilities. Our acquisition of the CapitalSource subsidiaries pursuant to the terms of the purchase agreement was conducted in three separate closings: (i) on December 22, 2009, we acquired CapitalSource subsidiaries owning 40 long-term care facilities and an option to acquire an additional 63, for an aggregate purchase price of approximately $296 million; (ii) on June 9, 2010, we exercised our option to acquire CapitalSource subsidiaries owning 63 long-term care facilities for an aggregate purchase price of approximately $293 million; and (iii) on June 29, 2010, we acquired CapitalSource subsidiaries owning 40 long-term care facilities for an aggregate purchase price of approximately $271 million.

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

Our portfolio of investments at June 30, 2011, consisted of 400 healthcare facilities (including two facilities held for sale), located in 35 states and operated by 50 third-party operators.  Our gross investment in these facilities totaled approximately $2.5 billion at June 30, 2011, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 370 SNFs, (ii) 10 assisted living facilities (“ALFs”), (iii) five specialty facilities, (iv) fixed rate mortgages on 13 SNFs and (v) two SNFs that are held for sale.  At June 30, 2011, we also held other investments of approximately $29.3 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Recent Developments Regarding Government Regulation and Reimbursement

Healthcare Reform.  The Patient Protection and Affordable Care Act and accompanying Healthcare and Education Affordability and Reconciliation Act of 2010 (the “Healthcare Reform Law”) were signed into law in March 2010. This legislation represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and will affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways.  Some changes under the Healthcare Reform Law have already occurred, such as changes to pre-existing condition requirements and coverage of dependents.  Other changes, including taxes on so-called “Cadillac” health plans, will be implemented over time.  There has already been significant rule making and regulations under the Healthcare Reform Law, and we expect significant additional rules and regulations.

The attorneys general for several states, as well as other individuals and organizations, have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  On January 31, 2011, a Florida District Court ruled that the entire Healthcare Reform Law is unconstitutional. This judgment has been stayed pending appeal. Other courts have ruled in favor of the law or have only struck down certain provisions of the law.  These cases are under appeal, and others are in process.  We cannot predict the ultimate outcome of any of the litigation. Further, various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011.   While the U.S. Senate voted against repealing the entire Healthcare Reform Law, a number of bills and budget proposals seek to repeal, change or defund certain provisions of the law.  For example, the 2011 budget eliminates two programs funded under the health care reform law:  the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs). Further, a number of states have passed legislation intended to block various requirements of the Healthcare Reform Law.   Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

Given the multitude of factors involved in the Healthcare Reform Law and the substantial requirements for regulation thereunder, we cannot predict the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us.  The Healthcare Reform Law could result in decreases in payments to our operators or otherwise adversely affect the financial condition of our operators, thereby negatively impacting our financial condition.  We cannot predict whether our operators will have the ability to modify certain aspects of their operations to lessen the impact of any increased costs or other adverse effects resulting from changes in governmental programs, private insurance and/or employee welfare benefit plans.  The impact of the Healthcare Reform Law on each of our operators will vary depending on payor mix, resident conditions and a variety of other factors.  In addition to the provisions relating to reimbursement, other provisions of the Healthcare Reform Law may impact our operators as employers (e.g., requirements related to providing health insurance for employees), which could negatively impact the financial condition of our operators. We anticipate that many of the provisions in the Healthcare Reform Law may be subject to further clarification and modification during the rule making process.

Reimbursement.  The federal government and many state governments are currently focusing on reducing expenditures under Medicare and Medicaid programs, resulting in significant cost-cutting at both the federal and state levels.  These cost-cutting measures, together with the implementation of changes in reimbursement rates under the Healthcare Reform Law, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.  We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us.  However, significant limits on the scopes of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

Medicaid.   State budgetary concerns coupled with the implementation of rules under the Healthcare Reform Law, may result in and healthcare spending at the state level.

Many states are currently focusing on the reduction of expenditures under their state Medicaid programs, which may result in a reduction in reimbursement rates for our operators.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  In addition, Medicaid enrollment may significantly increase in the near future, as the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid beginning in 2010 and simplifies enrollment in this program.  Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial conditions, which in turn could negatively impact us.

The American Reinvestment and Recovery Act of 2009 (“ARRA”) and subsequent legislation provide additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and June 30, 2011. During this period, the share of Medicaid costs that were paid for by the federal government went up, and each state’s share went down. Now that this additional funding has expired, we cannot predict whether the states will have sufficient funds for their Medicaid programs. Many states are concerned that the lack of funds will have a negative impact on their budgets.

Medicare.   In 2009, the CMS finalized a revised case-mix classification system, the RUG-IV, and planned implementation for fiscal year 2010.  However, the Healthcare Reform Law delayed implementation of RUG-IV to October 1, 2011.  The Medicare and Medicaid Extenders Act of 2010 repealed the delay in implementation under the Healthcare Reform Law and provided that RUG-IV would be implemented immediately and applied retroactively to October 1, 2010. According to CMS, this change in case-mix classification methodology resulted in a significant increase in Medicare expenditures for FY 2011.  In response to this increase, on July 29, 2011, CMS announced the final rule for SNF funding for fiscal year 2012.  The final rule includes a recalibration of the case-mix indexes that form the RUG-IV and will result in a reduction of aggregate Medicare reimbursement to SNFs of $4.47 billion or 12.6%.  However, the reduction is partially offset by an update that reflects a 2.7% increase in the prices of a “market basket” of goods and services reduced by a 1.0% multi-factor productivity adjustment mandated by the Healthcare Reform Law.   The combination of the recalibration and the update will yield a net reduction of aggregate Medicare reimbursement to SNFs of $3.87 billion or 11.1%.  We believe that the implementation of RUG-IV in 2010 had a positive effect on the  cash flow and rent coverage ratios of our operators.   This funding cut will reduce operator coverage ratios, however, we currently believe that our operator coverage ratios are adequate and that our operators can absorb the fiscal year 2012 reimbursement rate reductions and still meet their obligations to us.

The recently enacted legislation increasing the federal debt limit calls for additional cuts in federal spending and provides, among other things, for automatic across-the-board cuts to federal agency budgets, which would include cuts to Medicare provider reimbursement, if Congress fails to enact specific spending cuts.  Additionally, the Medicare Payment Advisory Commission (MedPAC) recommended that Congress make no increases to Medicare payment rates for skilled nursing facilities for fiscal year 2012.

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

Quality of Care Initiatives.  The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators.  For instance, in December 2008, the CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid. Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis.  The Healthcare Reform Law includes a requirement that the Government Accountability Office conduct a study of this ranking system, the results of which cannot be predicted.  In the event any of our operators does not maintain or receive the same or superior ranking as its competitors, patients could choose alternate facilities, which could adversely impact our operators’ revenues.  In addition, the reporting of such information could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

Office of the Inspector General Activities.  The Office of Inspector General’s (the “OIG”) Work Plan for fiscal year 2011, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  While we cannot predict the results of the OIG's activities, the projects could result in further scrutiny and/or oversight of nursing homes.

Fraud and Abuse Laws and Regulations. There are various civil and criminal federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The federal anti-kickback statute is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration in return for, to induce or to arrange for the referral of individuals for any item or service payable by a federal or state healthcare program. There is also a civil analogue. States also have enacted similar statutes covering Medicaid payments and some states have broader statutes. Some enforcement efforts have targeted relationships between SNFs and ancillary providers, relationships between SNFs and referral sources for SNFs and relationships between SNFs and facilities for which the SNFs serve as referral sources. The federal self-referral law, commonly known as the “Stark Law,” is a civil statute that prohibits certain referrals by physicians to entities providing “designated health services” if these physicians have financial relationships with the entities. Some of the services provided in SNFs are classified as designated health services. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a False Claims Act violation. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect confidentiality and security of patient health information, including the privacy and security provisions in the federal Health Insurance Portability and Accountability Act of 1996 and the corresponding regulations promulgated thereunder (“HIPAA”). HIPAA was amended by the American Recovery and Reinvestment Act of 2009, known as the Stimulus Bill. The amendment increases penalties for HIPAA violations, imposes stricter requirements on healthcare providers, expands the scope of enforcement and, in most cases requires notification if there is a breach of an individual’s protected health information, including public announcements if the breach affects a significant number of individuals. As a result, our operators are required to expend the requisite resources to secure the health information in their possession. Operators found in violation of HIPAA may face large penalties. Compliance with public notification requirements in the event of a breach could cause reputational harm to an operator’s business. Such penalties and damaged reputations could adversely affect an operator’s ability to pay its obligations to us.

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

In addition, licensing and Medicare and Medicaid laws require operators of nursing homes and ALFs to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. If our operators are unable to cure deficiencies, which have been identified or which are identified in the future, sanctions, including possible loss of license and/or right to receive reimbursement, may be imposed. If imposed, such sanctions may adversely affect our operators’ revenues and their ability to meet their obligations to us.

Additional federal, state and local laws and regulations affect how our operators conduct their operations, including federal and state laws and regulations protecting the confidentiality and security of patient health information, laws protecting consumers against deceptive practices, and laws generally affecting our operators’ management of property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and the health standards set by the federal Occupational Safety and Health Administration). We are unable to predict the effect that potential changes in these requirements could have on the revenues of our operators, and their ability to meet their obligations to us.

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

Three Months Ended June 30, 2011 and 2010

Operating Revenues

Our operating revenues for the three months ended June 30, 2011, totaled $72.6 million, an increase of $13.8 million over the same period in 2010.  The $13.8 million increase relates primarily to an increase in rental income of approximately $17.0 million primarily due to the CapitalSource acquisitions that occurred in June 2010 (approximately $1.5 million resulted from in-place lease intangibles amortization).  In addition, the increase in mortgage income of approximately $0.9 million is primarily due to (i) two new construction-to-permanent mortgage loans that we entered into with an operator in August 2010 and (ii) $15.9 million first mortgage loan that we entered into with an operator in December 2010.  Offsetting the above noted increases are (i) a decrease of $1.2 million in other investment income resulting from the sale of two mortgage backed certificates that were retired during the second quarter of 2010 and (ii) a decrease of $3.0 million in owned and operated assets due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Operating Expenses

Operating expenses for the three months ended June 30, 2011, totaled $34.1 million, an increase of approximately $9.8 million over the same period in 2010.  The increase was primarily due to: (i) an increase in depreciation and amortization expense of $8.3 million primarily associated with the CapitalSource acquisitions that occurred in June 2010; (ii) $4.1 million provision for uncollectible accounts receivable with one of our operators; and (iii) an increase of $1.3 million in general and administrative expense primarily related to additional cost resulting from the CapitalSource acquisitions and the 2011 equity compensation program, offset by the reduction of $2.6 million in owned and operated assets primarily due to the deconsolidation of owned and operated facilities effective June 1, 2010.

Other Income (Expense)

For the three months ended June 30, 2011, total other expenses were $20.8 million, an increase of approximately $1.7 million over the same period in 2010.  The increase in interest expense of approximately $5.4 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the CapitalSource acquisitions.  This was offset by a decrease of $3.5 million in interest refinancing costs related to the write-off of $3.5 million during the second quarter of 2010 associated with the termination of the $200 million revolving senior secured credit facility (the “2009 Credit Facility”).

Six Months Ended June 30, 2011 and 2010

Operating Revenues

Our operating revenues for the six months ended June 30, 2011, totaled $143.1 million, an increase of $25.6 million over the same period in 2010.  The $25.6 million increase relates primarily to an increase in rental income of approximately $36.1 million due to the CapitalSource acquisitions that occurred in June 2010 (approximately $3.0 million resulted from in-place lease intangibles amortization).  In addition, the increase in mortgage income of approximately $1.8 million is primarily due to (i) two new construction-to-permanent mortgage loans that we entered into with an operator in August 2010 and (ii) a $15.9 million first mortgage loan that we entered into with an operator in December 2010.  Offsetting the above-noted increases are (i) a decrease of $7.3 million in owned and operated assets due to the deconsolidation of owned and operated facilities effective June 1, 2010; (ii) a decrease of $3.7 million in miscellaneous income resulting from a February 2010 legal settlement with one of our prior operators for breach of contract due to failure to pay rent; and (iii) a decrease of $1.3 million in other investment income primarily a result of the sale of two mortgage backed certificates that were retired during the second quarter of 2010.

Operating Expenses

Operating expenses for the six months ended June 30, 2011, totaled $89.7 million, an increase of approximately $42.3 million over the same period in 2010.  The increase was primarily due to: (i) an increase in depreciation and amortization expense of $18.8 million primarily associated with the CapitalSource acquisitions that occurred in June 2010; (ii) $25.0 million provision for impairment on real estate assets recorded in the first quarter in connection with our Connecticut properties lease with FC/SCH (see Portfolio and Recent Developments – Connecticut Properties below); (iii) $4.1 million provision for uncollectible accounts receivable; (iv) an increase of $2.8 million in general and administrative expense primarily related to additional cost resulting from CapitalSource acquisitions and the 2011 equity compensation program, offset by (v) the reduction of $6.9 million in owned and operated assets primarily due to the deconsolidation of owned and operated facilities effective June 1, 2010 and (vi) a decrease of $1.4 million in acquisition cost related to the expenses incurred in connection with the CapitalSource acquisitions.

Other Income (Expense)

For the six months ended June 30, 2011, total other expenses were $41.5 million, an increase of approximately $7.9 million over the same period in 2010.  The increase in interest expense of approximately $11.8 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the CapitalSource acquisitions.  This was offset by a decrease of $3.5 million in interest refinancing costs primarily related to the write-off of $3.5 million during the second quarter of 2010 associated with the termination of the $200 million 2009 Credit Facility and a decrease of $0.5 million in amortization of deferred financing costs related to: (i) the $100 million GECC term loan payoff in October 2010 and (ii) the redemption of our outstanding $310 million senior notes in December 2010.

Preferred Stock Redemption

In connection with the March 7, 2011 redemption of the Series D Preferred Stock, we recorded a charge of $3.5 million primarily related to the write-off of issuance costs.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2011, was $42.6 million, compared to $29.7 million, for the same period in 2010.

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

The following table presents our FFO results the three- and six- months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Net income income available to common stockholders	$17,806	$13,237	$6,730	$31,917
Elimination of non-cash items included in net income:
Depreciation and amortization	24,759	16,451	49,977	31,138
Funds from operations available to common stockholders	$42,565	$29,688	$56,707	$63,055

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

As of December 31, 2010, we completed our purchase price allocation for all of these transactions.  The allocation included fair value adjustment for above-market debt assumed in the transactions as well as above and below-market in-place leases assumed.  During the first six months of 2011, we amortized approximately $0.7 million of above-market adjustments related to the assumed debt and approximately $3.2 million of net below market in-place leases assumed from these transactions.

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

The Company timely filed its notice of appeal, taking the position that the Court's Order (the “Order”) is final and appealable, and erroneous.  Following the Company’s notice of appeal, the Company negotiated a stipulation with the State and the receiver which afforded it significant concessions.  Those concessions included: (a) an agreed recognition of the Company as a secured lienholder with a priority claim, (b) an accelerated timeframe for the (i) allocation by the receiver of collected funds between pre- and post- receivership periods, and (ii) disbursement to the Company of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions (among others), the Company withdrew its appeal.

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

FC/SCH Facilities

During the second quarter, we entered into a master transition agreement (“2011 MTA”) with one of our current lessee/operators and a third party lessee/operator to transition the facilities from the current operator to the new operator.  The 2011 MTA closing is subject to receipt of healthcare regulatory approvals from several states for the operating license transfer from the current operator to the new operator.  Upon closing of the 2011 MTA, the current lease will be terminated and the new operator will enter into a new twelve-year master lease for the facilities.  As a result of the 2011 MTA, during the second quarter of 2011, we evaluated the recoverability of the straight-line rent and lease inducements associated with the current lease and have recorded a $4.1 million provision for uncollectible accounts associated with straight-line receivables and lease inducements.

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $2.2 billion, stockholders’ equity of $0.9 billion and debt of $1.2 billion, representing approximately 57.6% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2011.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,202,675	$2,532	$58,492	$181,117	$960,534
Interest payments on long-term debt	847,934	79,660	158,523	153,826	455,925
Operating lease obligations(2)	2,547	299	624	659	965
Total	$2,053,156	$82,491	$217,639	$335,602	$1,417,424

(1)
The $1.2 billion of debt outstanding includes $53 million in borrowings under the $320 million revolving senior secured credit facility due in April 2014, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $200 million aggregate principal amount of 7.5% Senior Notes due February 2020, $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, $20 million of 9.0% subordinated debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $127 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At June 30, 2011, we had $53.0 million outstanding under our $320 million revolving senior secured credit facility (the “2010 Credit Facility”), and no letters of credit outstanding, leaving availability of $267.0 million.

The 2010 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 325 basis points to 425 basis points) based on our consolidated leverage and is not subject to a LIBOR floor.  Our applicable percentage above LIBOR was 375 basis points as of June 30, 2011.  We intend to use the 2010 Credit Facility for acquisitions and general corporate purposes.

$575 Million 6.75% Senior Notes Exchange Offer

On June 2, 2011, we commenced an offer to exchange $575 million of our 6.75% Senior Notes due 2022 that have been registered under the Securities Act of 1933 for $575 million of our outstanding 6.75% Senior Notes due 2022, which were issued in October and November 2010 in two separate private placements.

All $575 million outstanding aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of July 14, 2011, pursuant to the terms of the exchange offer.  The exchange notes are identical in all material respects to the initial notes, except that the issuance of the exchange notes was registered under the Securities Act of 1933 and the provisions of the initial notes relating to transfer restrictions, registration rights and additional interest relating to registrations delays do not apply to the exchange notes.

$140 Million Equity Shelf Program

During the six months ended June 30, 2011, 1.4 million shares of our common stock were issued through our $140 million Equity Shelf Program (the “2010 ESP”) for net proceeds of $31.4 million, net of $0.6 million of commissions.

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

For the three- and six- months ended June 30, 2011, we paid total dividends of $38.8 million and $79.0 million, respectively.

On July 14, 2011, the Board of Directors declared a common stock dividend of $0.40 per share, increasing the quarterly common dividend by $0.02, or 5.3%, per share over the prior quarter.  The common dividends are to be paid August 15, 2011 to common stockholders of record on August 1, 2011.

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

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs.  We believe our principal short-term liquidity needs are to fund:

●	normal recurring expenses;
●	debt service payments;
●	common stock dividends; and
●	growth through acquisitions of additional properties.

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

Cash and cash equivalents totaled $5.0 million as of June 30, 2011, a decrease of $1.9 million as compared to the balance at December 31, 2010.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $77.2 million for the six months ended June 30, 2011, as compared to $65.9 million for the same period in 2010, an increase of $11.2 million.  The increase is primarily due to the rental revenue from June 2010 acquisition of 103 facilities from CapitalSource and the placement of an additional mortgage offset by additional interest associated with financing the acquisition and new mortgage and increased general and administrative costs associated with the acquisition.

Investing Activities – Net cash flow from investing activities was an outflow of $13.3 million for the six months ended June 30, 2011, as compared to an outflow of $359.9 million for the same period in 2010.  The decrease in cash outflow from investing activities relates primarily to the change in acquisition activities.  During the six months ended June 30, 2010, we acquired $343.2 million real estate facilities and invested $17.0 million on capital improvement projects.  During the six months ended June 30, 2011, we acquired land for $0.1 million and invested $8.1 million on capital improvement projects.  In addition, in 2011, we invested $4.6 million related to two construction-to-permanent mortgage loans with one of our operators.

Financing Activities – Net cash flow from financing activities was an outflow of $65.7 million for the six months ended June 30, 2011 as compared to an inflow of $293.8 million for the same period in 2010.  The $359.5 million change in financing activities was primarily due to the change in acquisition activity.  In 2010, we raised debt and issued equity to fund acquisitions that occurred in June 2010.  In addition to the changes in financing activity associated with financing our 2010 acquisitions, in 2011 we redeemed our preferred stock through the use of our credit facility; (ii) paid approximately $16.4 million in additional dividends as a result of more shares outstanding; and (iii) increased our dividend per share in 2011 compared to 2010.

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

The interest rate charged on our 2010 Credit Facility can vary based on the interest rate option we choose to utilize. The interest rates per annum applicable to the 2010 Credit Facility are the reserve-adjusted LIBOR Rate (the “Eurodollar Rate”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate for a Eurodollar Loan with an interest period of one month plus 1.25%, in each case, plus the applicable margin. The applicable margin with respect to the 2010 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 4.25% to 3.25% in the case of Eurodollar Rate advances, from 3.0% to 2.0% in the case of base rate advances, and from 4.25% to 3.25% in the case of letter of credit fees.  As of June 30, 2011, the total amount of debt outstanding on the 2010 Credit Facility was $53.0 million, which is subject to interest rate fluctuations.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2010, with the Securities and Exchange Commission on February 28, 2011, which sets forth our risk factors in Item 1A therein, as supplemented in Part II, Item 1A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2011.  We have not experienced any material changes from the risk factors previously described therein, except as set forth below:

Our operators depend on reimbursement from governmental and other third-party payors and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators, has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins. The federal government and many state governments are currently focusing on reducing expenditures under Medicare and Medicaid programs, resulting in significant cost-cutting at both the federal and state levels.  These cost-cutting measures, together with the implementation of changes in reimbursement rates under the Healthcare Reform Law, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.

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

Item 6 – Exhibits

Exhibit No.
3.1	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on April 20, 2011).
10.1
First Amendment to Third Amended and Restated Master Lease Agreement, dated as of May 31, 2011, by and among certain of Omega Healthcare Investors, Inc.’s subsidiaries, as lessors, and certain of Sun Healthcare Group, Inc.’s affiliates, as lessees.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	August 8, 2011	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 8, 2011	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer