Form 10-Q
period 2011-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2011-11-07
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 2011.

Common Stock, $.10 par value	103,166,383
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements
OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$2,341,012	$2,366,856
Less accumulated depreciation	(445,272)	(380,995)
Real estate properties – net	1,895,740	1,985,861
Mortgage notes receivable – net	119,076	108,557
	2,014,816	2,094,418
Other investments – net	30,394	28,735
	2,045,210	2,123,153
Assets held for sale – net	811	670
Total investments	2,046,021	2,123,823

Cash and cash equivalents	10,730	6,921
Restricted cash	19,835	22,399
Accounts receivable – net	96,615	92,819
Other assets	58,189	57,172
Operating assets for owned and operated properties	275	873
Total assets	$2,231,665	$2,304,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$45,000	$—
Secured borrowings	198,526	201,296
Unsecured borrowings – net	975,384	975,669
Accrued expenses and other liabilities	114,438	121,859
Operating liabilities for owned and operated properties	472	1,117
Total liabilities	1,333,820	1,299,941

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488 as of December 31, 2010	—	108,488
Common stock $.10 par value authorized – 200,000 shares issued, and outstanding – 103,346 shares as of September 30, 2011 and 99,233 as of December 31, 2010	10,335	9,923
Common stock – additional paid-in-capital	1,468,598	1,376,131
Cumulative net earnings	614,137	580,824
Cumulative dividends paid	(1,195,225)	(1,071,300)
Total stockholders’ equity	897,845	1,004,066
Total liabilities and stockholders’ equity	$2,231,665	$2,304,007

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Rental income	$68,622	$66,299	$203,446	$165,028
Mortgage interest income	3,617	2,576	10,548	7,709
Other investment income – net	383	746	1,641	3,282
Miscellaneous	196	103	265	3,852
Nursing home revenues of owned and operated assets	-	-	-	7,336
Total operating revenues	72,818	69,724	215,900	187,207

Expenses
Depreciation and amortization	24,871	27,742	74,848	58,880
General and administrative	4,393	4,376	14,549	11,758
Acquisition costs	-	78	45	1,490
Impairment on real estate properties	-	-	24,971	155
Provisions for uncollectible mortgages, notes and accounts receivable	-	-	4,139	-
Nursing home expenses of owned and operated assets	148	480	603	7,849
Total operating expenses	29,412	32,676	119,155	80,132

Income before other income and expense	43,406	37,048	96,745	107,075
Other income (expense):
Interest income	12	11	35	88
Interest expense	(20,101)	(19,070)	(60,173)	(47,350)
Interest – amortization of deferred financing costs	(629)	(978)	(2,026)	(2,881)
Interest –refinancing costs	(3,055)	-	(3,071)	(3,461)
Total other expense	(23,773)	(20,037)	(65,235)	(53,604)

Income before gain (loss) on assets sold	19,633	17,011	31,510	53,471
Gain (loss) on assets sold – net	1,803	(4)	1,803	(4)
Net income	21,436	17,007	33,313	53,467
Preferred stock dividends	-	(2,271)	(1,691)	(6,814)
Preferred stock redemption	-	-	(3,456)	-
Net income available to common stockholders	$21,436	$14,736	$28,166	$46,653

Income per common share available to common stockholders:
Basic:
Net income	$0.21	$0.15	$0.28	$0.50
Diluted:
Net income	$0.21	$0.15	$0.28	$0.50

Dividends declared and paid per common share	$0.40	$0.36	$1.15	$1.00

Weighted-average shares outstanding, basic	103,180	95,698	101,722	92,523
Weighted-average shares outstanding, diluted	103,231	95,987	101,772	92,700

Components of other comprehensive income:
Net income	$21,436	$17,007	$33,313	$53,467
Total comprehensive income	$21,436	$17,007	$33,313	$53,467

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2010 (99,233 common shares)	$108,488	$9,923	$1,376,131	$580,824	$(1,071,300)	$1,004,066
Issuance of common stock:
Grant of restricted stock (13 shares at $22.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	4,478	—	—	4,478
Vesting of restricted stock (grants 68 shares)	—	7	(1,261)	—	—	(1,254)
Dividend reinvestment plan (2,608 shares at $21.10 per share)	—	261	54,656	—	—	54,917
Grant of stock as payment of directors fees (6 shares at an average of $20.17 per share)	—	1	112	—	—	113
Equity Shelf Program (1,419 shares at $22.61 per share, net of issuance costs)	—	142	31,095	—	—	31,237
Preferred stock redemption	(108,488)	—	3,388	—	(3,456)	(108,556)
Net income	—	—	—	33,313	—	33,313
Common dividends ($1.15 per share).	—	—	—	—	(117,264)	(117,264)
Preferred dividends (Series D of $0.74 per share)	—	—	—	—	(3,205)	(3,205)

Balance at September 30, 2011 (103,346 common shares)	$—	$10,335	$1,468,598	$614,137	$(1,195,225)	$897,845

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$33,313	$53,467
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,848	58,880
Impairment on real estate properties	24,971	155
Provisions for uncollectible mortgages, notes, and accounts receivable	4,139	—
Amortization of deferred financing and refinancing costs	5,097	6,342
Restricted stock amortization expense	4,518	1,756
(Gain) loss on assets sold – net	(1,803)	4
Effective yield receivable on mortgage notes	(932)	—
Amortization of in-place leases	(4,640)	(1,852)
Gain on sale of securities	—	(789)
Other	(112)	(113)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	355	(2,033)
Straight-line rent	(9,896)	(6,928)
Lease inducement	2,538	(261)
Other operating assets and liabilities	(3,331)	(1,105)
Operating assets and liabilities for owned and operated properties	(47)	2,921
Net cash provided by operating activities	129,018	110,444
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(98)	(343,180)
Placement of mortgage loans	(10,461)	(2,372)
Proceeds from sale of real estate investments	4,150	81
Capital improvements and funding of other investments	(12,012)	(25,658)
Proceeds from other investments	3,186	18,720
Investments in other investments	(4,845)	(16,436)
Collection of mortgage principal – net	54	60
Net cash used in investing activities	(20,026)	(368,785)
Cash flows from financing activities
Proceeds from credit facility borrowings	289,000	314,000
Payments on credit facility borrowings	(244,000)	(265,100)
Receipts of other long-term borrowings	—	196,556
Payments of other long-term borrowings	(1,836)	(59,882)
Payments of financing related costs	(4,236)	(9,231)
Receipts from dividend reinvestment plan	54,917	43,069
Net proceeds from issuance of common stock	31,237	136,934
Payments from exercised options and restricted stock – net	(1,254)	89
Dividends paid	(120,455)	(99,072)
Redemption of preferred stock	(108,556)	—
Net cash (used in) provided by financing activities	(105,183)	257,363

Increase (decrease) in cash and cash equivalents	3,809	(978)
Cash and cash equivalents at beginning of period	6,921	2,170
Cash and cash equivalents at end of period	$10,730	$1,192
Interest paid during the period, net of amounts capitalized	$55,882	$41,764
Non-cash investing activities
Assumed debt obligations	$—	$202,015
Non-cash settlement of mortgage obligations	—	(12,395)
Non-cash acquisition of real estate properties	—	12,395
Stock consideration issued for acquisition	—	19,693
Net non-cash investing activities	$—	$221,708

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2011

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

Accounts Receivable

Accounts receivable includes: contractual receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relate to the amounts currently owed to us under the terms of the lease agreement.  Straight-line receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement.  Lease inducements result from value provided by us to the lessee at the inception or renewal of the lease and will be amortized as a reduction of rental revenue over the non cancellable lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents.  In the case of a lease recognized on a straight-line basis or existence of lease inducements, we generally provide an allowance for straight-line accounts receivable or the lease inducements when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Contractual receivables	$7,291	$5,354
Straight-line receivables	71,927	62,423
Lease inducements	23,519	29,026
Allowance	(6,122)	(3,984)
Accounts receivable – net	$96,615	$92,819

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

NOTE 2 – PROPERTIES AND INVESTMENTS

In the ordinary course of our business activities, we periodically evaluate investment opportunities and extend credit to customers.  We also regularly engage in lease and/or loan extensions and modifications. Additionally, we actively monitor and manage our investment portfolio with the objectives of improving credit quality and increasing investment returns.  In connection with our portfolio management, we may engage in various collection and foreclosure activities.

If we acquire real estate pursuant to a foreclosure or bankruptcy proceeding, the assets will initially be included on the consolidated balance sheet at the lower of cost or estimated fair value (see Note 3 – Owned and Operated Assets).

Leased Property

Our leased real estate properties, represented by 369 SNFs, 10 assisted living facilities (“ALFs”) and five specialty facilities at September 30, 2011, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Connecticut Properties

In January 2011, at our request, a complaint was filed by the State of Connecticut, Commissioner of Social Services (the “State”) against the licensees/operators of four Connecticut SNFs, seeking the appointment of a receiver.  The facilities were leased and operated by affiliates of FC/SCH Capital, LLC and were managed by Genesis Healthcare, and had approximately 472 licensed beds as of March 31, 2011.  The Superior Court, Judicial District of Hartford, Connecticut (the “Court”) appointed a receiver.

The receiver is responsible for (i) operating the facilities and funding all operational expenses incurred after the appointment of the receiver and (ii) for providing the Court with recommendations regarding the facilities.  In March 2011, the receiver moved to close all four SNFs and we objected.  At the hearing held on April 21, 2011, we stated our position that the receiver failed to comply with the statutory requirements prior to recommending the facilities’ closure.  In addition, alternative operators expressed interest in operating several of the facilities.  On April 27, 2011, the Court granted the receiver’s motion and ordered the facilities closed.

We timely filed our notice of appeal, taking the position that the Court's Order (the “Order”) is final and appealable, and erroneous.  Following our notice of appeal, we negotiated a stipulation with the State and the receiver which afforded it significant concessions.  Those concessions included: (a) an agreed recognition of us as a secured lienholder with a priority claim, (b) an accelerated timeframe for the (i) allocation by the receiver of collected funds between pre- and post- receivership periods, and (ii) disbursement to us of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions (among others), we withdrew our appeal.

As a result of these developments, during the three months ended March 31, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as skilled nursing facilities.  As of November 1, 2011, all of the residents of the four facilities have been relocated and the receiver has surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale and/or lease (for purposes other than the provision of skilled nursing care).

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

As of December 31, 2010, we completed our purchase price allocation for all three of these transactions.  The allocation included the fair value adjustment for above-market debt assumed in the transactions as well as above and below-market in-place leases assumed.  For the nine months ended September 30, 2011, we amortized approximately $1.1 million of above-market adjustments related to the assumed debt and approximately $4.6 million of net below market in-place leases assumed from these transactions.

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

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amount, unaudited)

Revenues	$72,818	$69,724	$215,900	$218,964
Net income available to common stockholders	$21,436	$14,736	$28,166	$53,552

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.21	$0.15	$0.28	$0.50
Net income available to common stockholders – pro forma	$0.21	$0.15	$0.28	$0.57

Assets Sold or Held for Sale

Assets Sold

On September 30, 2011, we sold a SNF in North Carolina for approximately $4.2 million resulting in a gain of approximately $1.8 million.

Held for Sale

At September 30, 2011, we had two SNFs classified as held-for-sale with an aggregate net book value of approximately $0.8 million.

Mortgage Notes Receivable

On July 18, 2011, we entered into a first mortgage loan with Nexion Health, Inc. (“Nexion”) in the amount of $5.0 million.  The mortgage loan matures on July 17, 2012 and carries an interest rate of 10% per year.

Our mortgage notes receivable relate to 15 long-term care facilities and one construction mortgage on a facility currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, which are operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of September 30, 2011, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgage properties are generally cross-collateralized with the master lease agreement.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Nursing home revenues	$—	$—	$—	$7,336

Nursing home expenses	148	480	603	7,849
Loss from nursing home operations	$(148)	$(480)	$(603)	$(513)

NOTE 4 – CONCENTRATION OF RISK

As of September 30, 2011, our portfolio of real estate investments consisted of 401 healthcare facilities, located in 35 states and operated by 49 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.5 billion at September 30, 2011, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 369 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 15 SNFs, and two SNFs that are held-for-sale.  At September 30, 2011, we also held miscellaneous investments of approximately $30.4 million, consisting primarily of secured loans to third-party operators of our facilities.  Included in the $30.4 million miscellaneous investments is a working capital note with an operator that is secured by the operator’s accounts receivables.  We have classified the note as impaired but believe that the collateral supporting the working capital note is in excess of the balance and therefore, no reserve is recorded.  As part of the 2011 MTA, the new third party lessee/operator will assume approximately $15 million of the working capital note as well as the accounts receivables supporting the note related to the 12 facilities that are expected to be transitioned to the new operator. We are in the process of working with the Connecticut receiver to collect the Connecticut receivables that support the remaining portion of the note.

At September 30, 2011, we had two investments with operators and/or managers that exceeded 10% of our total investment: (i) CommuniCare Health Services (“CommuniCare”) (13%) and (ii) Airamid Health Management, LLC through its subsidiaries and management relationships, (“Airamid”) (11%).  No other operator and/or manager represented more than 10% of our investments for the nine month period ended September 30, 2011.  The two states in which we had our highest concentration of investments were Florida (24%) and Ohio (15%) at September 30, 2011.

For the three-month period ended September 30, 2011, our revenues from operations totaled $72.8 million, of which approximately $9.7 million was from CommuniCare (13%) and $8.4 million was from Sun Healthcare (“Sun”) (12%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended September 30, 2011.

For the nine-month period ended September 30, 2011, our revenues from operations totaled $215.9 million, of which approximately $28.9 million was from CommuniCare (13%) and $25.1 million was from Sun (12%).  No other operator generated more than 10% of our revenues from operations for the nine-month period ended September 30, 2011.

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

NOTE 5 – DIVIDENDS

Common Dividends

On October 13, 2011, the Board of Directors declared a common stock dividend of $0.40 per share to be paid November 15, 2011 to common stockholders of record on October 31, 2011.

On July 14, 2011, the Board of Directors declared a common stock dividend of $0.40 per share, increasing the quarterly common dividend by $0.02, or 5.3%, per share over the prior quarter, that was paid August 15, 2011 to common stockholders of record on August 1, 2011.

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

Series D Preferred Dividends

On January 14, 2011, the Board of Directors declared a regular quarterly dividend of approximately $0.52344 per preferred share on the Series D Preferred Stock that was paid February 15, 2011 to preferred stockholders of record on January 31, 2011.

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

We borrowed approximately $103 million under our previous 2010 Credit Facility to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.4 million of preferred stock issuance costs that reduced first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  As of September 30, 2011, the TRS had a net operating loss carry-forward of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as we concluded it was more-likely-than-not that the deferred tax asset would not be realized.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- and nine- month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Stock-based compensation expense	$1,520	$450	$4,518	$1,756

2011 Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of September 30, 2011, no shares of restricted stock have vested under these restricted stock awards.

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

As of September 30, 2011, none of these PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of September 30, 2011 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$7.2
2011 Annual PRSUs	124,244	$11.04	1.4	12	0.3
Multi-year TSR PRSUs	279,550	$11.06	3.1	44	2.5
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	44	0.9
Total	925,480	$16.45	$15.2		$10.9

We used a Monte Carlo model to estimate the fair value and for PRSUs granted to the employees in January 2011.

Director Grants

As of September 30, 2011, we had 29,799 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of September 30, 2011, the unrecognized compensation cost associated with the directors is approximately $0.3 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	September 30,	December 31,
	Maturity	Rate	2011	2010
			(in thousands)
Secured borrowings:
HUD Berkadia mortgages (1)	2036 - 2040	6.61%	$64,933	$66,128
HUD Capital Funding mortgages	2040 - 2045	4.85%	133,593	135,168
Total secured borrowings			198,526	201,296

Unsecured borrowings:
Revolving lines of credit	2015	2.72%	$45,000	$—

2016 Notes	2016	7.0%	175,000	175,000
2020 Notes	2020	7.5%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
Subordinated debt	2021	9.0%	21,264	21,403
			971,264	971,403
Premium – net			4,120	4,266
Total unsecured borrowings			1,020,384	975,669
Totals – net			$1,218,910	$1,176,965
(1)	Reflects the weighted average interest rate on the mortgages.

Bank Credit Agreements

At September 30, 2011, we had $45.0 million outstanding under our new $475 million unsecured revolving credit facility (the “2011 Credit Facility”), and no letters of credit outstanding, leaving availability of $430.0 million.

On August 16, 2011, we entered into our new 2011 Credit Facility and concurrently terminated our previous $320 million senior secured revolving credit facility (the “2010 Credit Facility”).  The 2011 Credit Facility matures in four years, on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million.  For the three month period ended September 30, 2011, we recorded a non-cash charge of approximately $3.1 million relating to the write-off of deferred financing costs associated with the termination of the 2010 Credit Facility.

The 2011 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 225 basis points to 300 basis points) based on our consolidated leverage.  In the event the Company achieves at least two investment grade ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, the 2011 Credit Facility will be priced at LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  The Company’s applicable percentage above LIBOR was 250 basis points at September 30, 2011 under the 2011 Credit Facility.  The 2011 Credit Facility will be used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of the Company’s capital stock if a default or event of default occurs; and maintenance of REIT status.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions.  As of September 30, 2011, we were in compliance with all affirmative and negative covenants, including financial covenants.

$100 Million Stock Repurchase Program

On August 30, 2011, Omega’s Board of Directors authorized the repurchase of up to $100 million of its outstanding common stock from time to time over the next 12 months.

We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions at the times, and in the manner and amounts, as determined by Omega’s management and in accordance with the pricing guidelines approved by our Board of Directors and applicable law.  The timing and amount of stock repurchases will depend on a variety of factors, including market conditions and corporate and regulatory considerations.  We have no obligation to repurchase any amount of our common stock, and such repurchases, if any, may be discontinued at any time.  We expect to fund stock repurchases under the program with borrowings under the 2011 Credit Facility.

On September 30, 2011, the Company entered open market transactions to repurchase 183,310 shares of its common stock at an average price of $15.96 per share.  This repurchase of these common shares settled in the ordinary course on October 5, 2011, subsequent to the end of the third quarter of 2011.

$140 Million Equity Shelf Program

For the three months ended September 30, 2011, no shares of our common stock were issued through our $140 million Equity Shelf Program (the “2010 ESP”).  For the nine months ended September 30, 2011, 1.4 million shares of our common stock were issued through the 2010 ESP for net proceeds of approximately $31.4 million, net of $0.6 million of commissions.

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

NOTE 9 – FINANCIAL INSTRUMENTS

At September 30, 2011 and December 31, 2010, the carrying amounts and fair values of our financial instruments were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$10,730	$10,730	$6,921	$6,921
Restricted cash	19,835	19,835	22,399	22,399
Mortgage notes receivable – net	119,076	120,608	108,557	109,610
Other investments – net	30,394	29,361	28,735	25,317
Totals	$180,035	$180,534	$166,612	$164,247
Liabilities:
Revolving lines of credit	$45,000	$45,000	$—	$—
7.00% Notes due 2016 – net	174,337	182,233	174,221	187,079
7.50% Notes due 2020 – net	197,116	198,939	196,857	212,837
6.75% Notes due 2022 – net	582,667	565,710	583,188	576,019
HUD debt	198,526	205,408	201,296	214,643
Subordinated debt	21,264	22,371	21,403	23,248
Totals	$1,218,910	$1,219,661	$1,176,965	$1,213,826

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income	$21,436	$17,007	$33,313	$53,467
Preferred stock dividends	—	(2,271)	(1,691)	(6,814)
Preferred stock redemption	—	—	(3,456)	—
Numerator for net income available to common per share - basic and diluted	$21,436	$14,736	$28,166	$46,653
Denominator:
Denominator for basic earnings per share	103,180	95,698	101,722	92,523
Effect of dilutive securities:
Restricted stock	38	281	38	168
Stock option incremental shares	—	—	—	3
Deferred stock	13	8	12	6
Denominator for diluted earnings per share	103,231	95,987	101,772	92,700

Earnings per share – basic:
Net income – basic	$0.21	$0.15	$0.28	$0.50
Earnings per share – diluted:
Net income – diluted	$0.21	$0.15	$0.28	$0.50

NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS

As of September 30, 2011, we had outstanding (i) $175 million 7% Senior Notes due 2016, (ii) $200 million 7.5% Senior Notes due 2020 and (iii) $575 million 6.75% Senior Notes due 2022, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource on such date (see Note 2).  For the nine months ended September 30, 2011, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  For the nine-month period ended September 30, 2011, the non-guarantor subsidiaries have not engaged in investing or financing activities other than the principal payment of $1.8 million for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the senior notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	September 30, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Land and buildings	$2,027,666	$313,346	$—	$2,341,012
Less accumulated depreciation	(425,775)	(19,497)	—	(445,272)
Real estate properties – net	1,601,891	293,849	—	1,895,740
Mortgage notes receivable – net	119,076	—	—	119,076
	1,720,967	293,849	—	2,014,816
Other investments – net	30,394	—	—	30,394
	1,751,361	293,849	—	2,045,210
Assets held for sale – net	811	—	—	811
Total investments	1,752,172	293,849	—	2,046,021

Cash and cash equivalents	10,730	—	—	10,730
Restricted cash	6,705	13,130	—	19,835
Accounts receivable – net	93,948	2,667	—	96,615
Investment in affiliates	76,213	—	(76,213)	—
Other assets	34,912	23,277	—	58,189
Operating assets for owned and operated properties	275	—	—	275
Total assets	$1,974,955	$332,923	(76,213)	$2,231,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$45,000	$—	$—	$45,000
Secured borrowings	—	198,526	—	198,526
Unsecured borrowings – net	954,120	21,264	—	975,384
Accrued expenses and other liabilities	77,518	36,920	—	114,438
Intercompany payable	—	68,411	(68,411)	—
Operating liabilities for owned and operated properties	472	—	—	472
Total liabilities	1,077,110	325,121	(68,411)	1,333,820

Stockholders’ equity:
Common stock	10,335	—	—	10,335
Common stock – additional paid-in-capital	1,468,598	—	—	1,468,598
Cumulative net earnings	614,137	7,802	(7,802)	614,137
Cumulative dividends paid	(1,195,225)	—	—	(1,195,225)
Total stockholders’ equity	897,845	7,802	(7,802)	897,845
Total liabilities and stockholders’ equity	$1,974,955	$332,923	$(76,213)	$2,231,665

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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$60,333	$8,289	$-	$68,622	$178,289	$25,157	$-	$203,446
Mortgage interest income	3,617	-	-	3,617	10,548	-	-	10,548
Other investment income – net	383	-	-	383	1,641	-	-	1,641
Miscellaneous	196	-	-	196	265	-	-	265
Total operating revenues	64,529	8,289	-	72,818	190,743	25,157	-	215,900

Expenses
Depreciation and amortization	21,000	3,871	-	24,871	63,421	11,427	-	74,848
General and administrative	4,329	64	-	4,393	14,324	225	-	14,549
Acquisition costs	-	-	-	-	45	-	-	45
Impairment loss on real estate properties	-	-	-	-	24,971	-	-	24,971
Provisions for uncollectible accounts receivable	-	-	-	-	4,139	-	-	4,139
Nursing home expenses of owned and operated assets	148	-	-	148	603	-	-	603
Total operating expenses	25,477	3,935	-	29,412	107,503	11,652	-	119,155

Income before other income and expense	39,052	4,354	-	43,406	83,240	13,505	-	96,745
Other income (expense):
Interest income	6	6	-	12	15	20	-	35
Interest expense	(17,374)	(2,727)	-	(20,101)	(51,922)	(8,251)	-	(60,173)
Interest – amortization of deferred financing costs	(629)	-	-	(629)	(2,026)	-	-	(2,026)
Interest –refinancing costs	(3,055)	-	-	(3,055)	(3,071)	-	-	(3,071)
Equity in earnings	1,633	-	(1,633)	-	5,274	-	(5,274)	-
Total other expense	(19,419)	(2,721)	(1,633)	(23,773)	(51,730)	(8,231)	(5,274)	(65,235)

Income befor gain on assets sold	19,633	1,633	(1,633)	19,633	31,510	5,274	(5,274)	31,510
Gain on assets sold - net	1,803	-	-	1,803	1,803	-	-	1,803
Net income	21,436	1,633	(1,633)	21,436	33,313	5,274	(5,274)	33,313
Preferred stock dividends	-	-	-	-	(1,691)	-	-	(1,691)
Preferred stock redemption	-	-	-	-	(3,456)	-	-	(3,456)
Net income available to common stockholders	$21,436	$1,633	$(1,633)	$21,436	$28,166	$5,274	$(5,274)	$28,166

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF INCOME
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$57,992	$8,307	$-	$66,299	$156,569	$8,459	$-	$165,028
Mortgage interest income	2,576	-	-	2,576	7,709	-	-	7,709
Other investment income – net	746	-	-	746	3,282	-	-	3,282
Miscellaneous	103	-	-	103	3,852	-	-	3,852
Nursing home revenues of owned and operated assets	-	-	-	-	7,336	-	-	7,336
Total operating revenues	61,417	8,307	-	69,724	178,748	8,459	-	187,207

Expenses
Depreciation and amortization	23,772	3,970	-	27,742	54,836	4,044	-	58,880
General and administrative	4,146	230	-	4,376	11,525	233	-	11,758
Acquisition costs	78	-	-	78	1,490	-	-	1,490
Impairment loss on real estate properties	-	-	-	-	155	-	-	155
Nursing home expenses of owned and operated assets	480	-	-	480	7,849	-	-	7,849
Total operating expenses	28,476	4,200	-	32,676	75,855	4,277	-	80,132

Income before other income and expense	32,941	4,107	-	37,048	102,893	4,182	-	107,075
Other income (expense):
Interest income	8	3	-	11	84	4	-	88
Interest expense	(16,154)	(2,916)	-	(19,070)	(44,370)	(2,980)	-	(47,350)
Interest – amortization of deferred financing costs	(978)	-	-	(978)	(2,881)	-	-	(2,881)
Interest – refinancing costs	-	-	-	-	(3,461)	-	-	(3,461)
Equity in earnings	1,194	-	(1,194)	-	1,206	-	(1,206)	-
Total other expense	(15,930)	(2,913)	(1,194)	(20,037)	(49,422)	(2,976)	(1,206)	(53,604)

Income before gain (loss) on assets sold	17,011	1,194	(1,194)	17,011	53,471	1,206	(1,206)	53,471
Loss on assets sold – net	(4)	-	-	(4)	(4)	-	-	(4)
Net income	17,007	1,194	(1,194)	17,007	53,467	1,206	(1,206)	53,467
Preferred stock dividends	(2,271)	-	-	(2,271)	(6,814)	-	-	(6,814)
Net income available to common stockholders	$14,736	$1,194	$(1,194)	$14,736	$46,653	$1,206	$(1,206)	$46,653

NOTE 13 – SUBSEQUENT EVENTS

On October 31, 2011, we completed approximately $69 million of combined new investments with affiliates of Persimmon Ventures, LLC (“Persimmon”) a new operator to us.

Purchase / Lease Back Transaction

Effective October 31, 2011, we purchased three SNFs located in Maryland (2) and West Virginia (1), totaling 511 beds for a total investment of $44 million, consisting of $ 14 million in cash and the assumption of $30 million, 4.87% (weighted-average) indebtedness guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) maturing between March 2036 and August 2040.

In addition to the purchase / leaseback transaction described above, we have held back an additional $17 million of cash in anticipation of taking title to a third Maryland facility within the next several months.  The actual purchase and leaseback is subject to, amongst other things, the completion of a major renovation project.

Mortgage Transaction

Also on October 31, 2011, and simultaneous with the close of the above purchase / leaseback transaction, we entered into a first mortgage loan with Persimmon in the amount of $25 million (the “Persimmon Loan”), secured by a lien on three SNFs, totaling 352 beds, all located in Maryland.  The Persimmon Loan will be cross defaulted with the above related leases.

The overall combined transaction, including the aforementioned third Maryland leased facility, totals $86 million, consisting of  $56 million in cash and $30 million in assumed HUD indebtedness, with a combined initial annual yield of approximately 10%.  The combined transaction includes 7 facilities located in 2 states with 938 beds.

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

(i)
those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2010, in Part II, Item 1A to our Quarterly Reports on Form 10-Q for the three months ending March 31, 2011 and June 30, 2011, and in Part II, Item 1A of this report;

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

We have identified a recent trend of reductions of expenditures under Medicare and Medicaid programs at the federal and state levels, resulting in a reduction of reimbursement rates and levels to our operators under both the Medicare and Medicaid programs. Current market and economic conditions may have a significant impact on state budgets and health care spending. These deficits, exacerbated by the potential for increased enrollment in Medicaid due to rising unemployment levels and declining family incomes, could cause states to further reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

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

Our portfolio of investments at September 30, 2011, consisted of 401 healthcare facilities (including two facilities held for sale), located in 35 states and operated by 49 third-party operators.  Our gross investment in these facilities totaled approximately $2.5 billion at September 30, 2011, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 369 SNFs, (ii) 10 assisted living facilities (“ALFs”), (iii) five specialty facilities, (iv) fixed rate mortgages on 15 SNFs and (v) two SNFs that are held for sale.  At September 30, 2011, we also held other investments of approximately $30.4 million, consisting primarily of secured loans to third-party operators of our facilities.

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

The attorneys general for several states, as well as other individuals and organizations, have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  A number of the lawsuits have been ruled on by federal appeals courts, but those rulings were not consistent.  Several parties have appealed to the U.S. Supreme Court.  We cannot predict whether the Supreme Court will agree to hear these cases or how it will rule.   Further, various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011 and 2012.   While the U.S. Senate voted against repealing the entire Healthcare Reform Law, a number of bills and budget proposals seek to repeal, change or defund certain provisions of the law.  For example, the 2011 budget eliminates two programs funded under the health care reform law:  the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs). Further, a number of states have passed legislation intended to block various requirements of the Healthcare Reform Law.   Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling.  The law included spending cuts of nearly $1 trillion over the next 10 years.  The law further created a Congressional committee that is tasked with recommending a plan that would reduce the federal deficit by another $1.5 trillion over 10 years.  Any such plan may include spending cuts and tax increases.  The committee must recommend a plan to Congress by the end of November 2011, and Congress must act on the recommendations by the end of December 2011.  In the event that the Committee is deadlocked, Congress does not pass the legislation or the President vetoes it, automatic spending cuts will become effective, including a likely 2% cut to Medicare providers.  Changes to Medicare and Medicaid can be considered by the committee, but Medicaid is are not subject to the automatic spending cuts.  The committee has full legislative power and thus can recommend both spending changes and structural changes to Medicare and Medicaid.  If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

Medicaid.  State budgetary concerns coupled with the implementation of rules under the Healthcare Reform Law, may result in significant changes in healthcare spending at the state level.

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

Office of the Inspector General Activities.  The Office of Inspector General’s (the “OIG”) Work Plan for fiscal year 2012, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  While we cannot predict the results of the OIG's activities, the projects could result in further scrutiny and/or oversight of nursing homes.

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

Three Months Ended September 30, 2011 and 2010

Operating Revenues

Our operating revenues for the three months ended September 30, 2011, totaled $72.8 million, an increase of $3.1 million over the same period in 2010.  The $3.1 million increase was primarily the result of additional rental income of $2.3 million due to lease amendments and extensions and additional mortgage income of approximately $1.0 million due to (i) two new construction-to-permanent mortgage loans that we entered into with an operator in August 2010; (ii) a $15.9 million first mortgage loan that we entered into with an operator in December 2010 and (iii) a $5.0 million first mortgage loan that we entered into with an operator in September 2011.

Operating Expenses

Operating expenses for the three months ended September 30, 2011, totaled $29.4 million, a decrease of approximately $3.3 million over the same period in 2010.  The decrease was primarily due to (i) a decrease in depreciation and amortization expense of $2.9 million primarily associated with the impairment of the Connecticut Properties; (ii) a decrease of $1.1 million in general and administrative expense and (iii) a decrease of $0.3 million related to expense related to our owned and operated assets, offset by the increase of $1.1 million related to 2011 equity compensation program.

Other Income (Expense)

For the three months ended September 30, 2011, total other expenses were $23.8 million, an increase of approximately $3.7 million over the same period in 2010.  The increase in interest expense of approximately $1.0 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the CapitalSource acquisitions.  In addition, an increase of $3.1 million in interest refinancing costs related to the write-off of deferred cost associated with the termination of the $320 million revolving senior secured credit facility (the “2010 Credit Facility”), offset by a $0.3 million reduction in deferred financing costs.

Nine Months Ended September 30, 2011 and 2010

Operating Revenues

Our operating revenues for the nine months ended September 30, 2011, totaled $215.9 million, an increase of $28.7 million over the same period in 2010.  The $28.7 million increase related primarily to an increase in rental income of approximately $38.4 million due to the CapitalSource acquisitions that occurred in June 2010 (approximately $2.8 million resulted from in-place lease intangibles amortization) and additional rents related to our capital renovation and improvement program.  In addition, the increase in mortgage income of approximately $2.8 million is primarily due to (i) two new construction-to-permanent mortgage loans that we entered into with an operator in August 2010; (ii) a $15.9 million first mortgage loan that we entered into with an operator in December 2010; and (iii) a $5.0 million first mortgage loan that we entered into with an operator in September 2011.  Offsetting the above-noted increases are (i) a decrease of $7.3 million in owned and operated assets due to the deconsolidation of owned and operated facilities effective June 1, 2010; (ii) a decrease of $3.6 million in miscellaneous income resulting from a February 2010 legal settlement with one of our prior operators for breach of contract due to failure to pay rent; and (iii) a decrease of $1.6 million in other investment income primarily as a result of the sale of two mortgage backed certificates that were retired during the second quarter of 2010.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011, totaled $119.2 million, an increase of approximately $39.0 million over the same period in 2010.  The increase was primarily due to (i) an increase in depreciation and amortization expense of $16.0 million primarily associated with the CapitalSource acquisitions that occurred in June 2010 and additional depreciation associated with our capital renovation and improvement program; (ii) a $25.0 million provision for impairment on real estate assets recorded in the first quarter of 2011 primarily related to our Connecticut properties (see Portfolio and Recent Developments – Connecticut Properties below); (iii) a $4.1 million provision for uncollectible accounts receivable; (iv) an increase of $2.8 million in general and administrative expense primarily related to the 2011 equity compensation program, offset by (v) the reduction of $7.2 million in owned and operated assets primarily due to the deconsolidation of owned and operated facilities effective June 1, 2010 and (vi) a decrease of $1.4 million in acquisition cost related to the expenses incurred in connection with the CapitalSource acquisitions.

Other Income (Expense)

For the nine months ended September 30, 2011, total other expenses were $65.2 million, an increase of approximately $11.6 million over the same period in 2010.  The increase in interest expense of approximately $12.8 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the CapitalSource acquisitions.  This was offset by (i) a decrease of $0.4 million in interest refinancing costs primarily related to the write-off of $3.1 million during the third quarter of 2011 associated with the termination of the $320 million 2010 Credit Facility compared to the write-off a $3.5 million during the second quarter of 2010 associated with the termination of the $200 million 2009 Credit Facility and (ii) a decrease of $0.9 million in amortization of deferred financing costs related to: (a) the termination of the $200 million 2009 Credit Facility, (b) the $100 million GECC term loan payoff in October 2010 and (c) the redemption of our outstanding $310 million senior notes in December 2010.

Preferred Stock Redemption

In connection with the March 7, 2011 redemption of the Series D Preferred Stock, we recorded a charge of $3.5 million primarily related to the write-off of issuance costs.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2011, was $44.5 million, compared to $42.5 million, for the same period in 2010.

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

The following table presents our FFO results the three- and nine- months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Net income income available to common stockholders	$21,436	$14,736	$28,166	$46,653
Deduct gain/add back loss from real estate dispositions	(1,803)	4	(1,803)	4
Sub-total	19,633	14,740	26,363	46,657
Elimination of non-cash items included in net income:
Depreciation and amortization	24,871	27,742	74,848	58,880
Funds from operations available to common stockholders	$44,504	$42,482	$101,211	$105,537

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

As of December 31, 2010, we completed our purchase price allocation for all of these transactions.  The allocation included fair value adjustment for above-market debt assumed in the transactions as well as above and below-market in-place leases assumed.  For the nine months ended September 30, 2011, we amortized approximately $1.1 million of above-market adjustments related to the assumed debt and approximately $4.6 million of net below market in-place leases assumed from these transactions.

Connecticut Properties

In January 2011, upon our request, a complaint was filed by the State of Connecticut, Commissioner of Social Services (the “State”) against the licensees/operators of four Connecticut SNFs, seeking the appointment of a receiver.  The Superior Court, Judicial District of Hartford, Connecticut (the “Court”) appointed a receiver.

The receiver is responsible for (i) operating the facilities and funding all operational expenses incurred after the appointment of the receiver and (ii) for providing the Court with recommendations regarding the facilities.  In March 2011, the receiver moved to close all four SNFs and we objected.  At the hearing held on April 21, 2011, we stated our position that the receiver failed to comply with the statutory requirements prior to recommending the facilities’ closure.  In addition, alternative operators expressed interest in operating several of the facilities.  On April 27, 2011, the Court granted the receiver’s motion and ordered the facilities closed.

We timely filed our notice of appeal, taking the position that the Court's Order (the “Order”) is final and appealable, and erroneous.  Following our notice of appeal, we negotiated a stipulation with the State and the receiver which afforded it significant concessions.  Those concessions included: (a) an agreed recognition of us as a secured lienholder with a priority claim, (b) an accelerated timeframe for the (i) allocation by the receiver of collected funds between pre- and post- receivership periods, and (ii) disbursement to us of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions (among others), we withdrew our appeal.

As a result of these developments, during the three months ended March 31, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as skilled nursing facilities.  As of November 1, 2011, all of the residents of the four facilities have been relocated and the receiver has surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale and/or lease (for purposes other than the provision of skilled nursing care).

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

Nexion Health, Inc.

On July 18, 2011, we entered into a first mortgage loan with Nexion Health Management in the amount of $5.0 million.  The mortgage loan matures on July 18, 2012 and carries an interest rate of 10% per year.

Assets Sold

On September 30, 2011, we sold a SNF in North Carolina for approximately $4.2 million resulting in a gain of approximately $1.8 million.

Liquidity and Capital Resources

At September 30, 2011, we had total assets of $2.2 billion, stockholders’ equity of $0.9 billion and debt of $1.2 billion, representing approximately 57.6% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2011.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,194,054	$2,566	$5,566	$226,200	$959,722
Interest payments on long-term debt	830,053	78,629	156,825	148,689	445,910
Operating lease obligations(2)	2,473	302	628	663	880
Total	$2,026,580	$81,497	$163,019	$375,552	$1,406,512

(1)
The $1.2 billion of debt outstanding includes $45 million in borrowings under the $475 million revolving senior secured credit facility (the “2011 Credit Facility”) due in August 2015, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $200 million aggregate principal amount of 7.5% Senior Notes due February 2020, $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, $20 million of 9.0% subordinated debt maturing in December 2021, $52 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $127 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At September 30, 2011, we had $45.0 million outstanding under our new $475 million unsecured revolving credit facility (the “2011 Credit Facility”), and no letters of credit outstanding, leaving availability of $430.0 million.

On August 16, 2011, we entered into our new 2011 Credit Facility and concurrently terminated our previous $320 million senior secured revolving credit facility (the “2010 Credit Facility”).  The 2011 Credit Facility matures in four years, on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million.  For the three month period ending September 30, 2011, we recorded a non-cash charge of approximately $3.1 million relating to the write-off of deferred financing costs associated with the termination of the 2010 Credit Facility.

The 2011 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 225 basis points to 300 basis points) based on our consolidated leverage.  In the event the Company achieves at least two investment grade ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, the 2011 Credit Facility will be priced at LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  The Company’s applicable percentage above LIBOR was 250 basis points at September 30, 2011 under the 2011 Credit Facility.  The 2011 Credit Facility will be used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of the Company’s capital stock if a default or event of default occurs; and maintenance of REIT status.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions.  As of September 30, 2011, we were in compliance with all affirmative and negative covenants, including financial covenants.

$100 Million Stock Repurchase Program

On August 30, 2011, Omega’s Board of Directors has authorized the repurchase of up to $100 million of its outstanding common stock, from time to time over the next 12 months.

We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions at the times, and in the manner and amounts, as determined by Omega’s management and in accordance with the pricing guidelines approved by our Board of Directors and applicable law.  The timing and amount of stock repurchases will depend on a variety of factors, including market conditions and corporate and regulatory considerations.  We have no obligation to repurchase any amount of our common stock, and such repurchases, if any, may be discontinued at any time.  We expect to fund stock repurchases under the program with borrowings under Omega’s 2011 Credit Facility.

On September 30, 2011, the Company entered open market transactions to repurchase 183,310 shares of its common stock at an average price of $15.96 per share.  This repurchase of these common shares settled in the ordinary course on October 5, 2011, subsequent to the end of the third quarter of 2011

$575 Million 6.75% Senior Notes Exchange Offer

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

$140 Million Equity Shelf Program

For the three months ended September 30, 2011, no shares of our common stock were issued through our $140 million Equity Shelf Program (the “2010 ESP”).  For the nine months ended September 30, 2011, 1.4 million shares of our common stock were issued through the 2010 ESP for net proceeds of $31.4 million, net of $0.6 million of commissions.

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

We borrowed approximately $103 million under our previous 2010 Credit Facility to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.4 million of preferred stock issuance costs that reduced first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

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

In addition, our 2011 Credit Facility has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreement, unless a greater distribution is required to maintain REIT status.  Solely for purposes of the credit agreement, FFO is defined as net income (or loss) plus depreciation and amortization, adjusted to exclude gains or losses resulting from: (i) restructuring our debt; (ii) sales of property; (iii) sales or redemptions of preferred stock; (iv) revenue or expenses related to owned and operated assets; (v) cash litigation charges up to $10.0 million over the term of the credit agreement; (vi) non-cash charges associated with the write-down of accounts due to straight-line rent; (vii) other non-cash charges for accounts and notes receivable up to $20.0 million over the term of the credit agreement; (viii) certain non-cash compensation related expenses; (ix) non-cash real property impairment charges; (x) non-cash charges associated with the sale or settlement of derivative instruments; and (xi) charges related to acquisition deal-related costs.

For the three- and nine- months ended September 30, 2011, we paid total dividends of $41.4 million and $120.5 million, respectively.

On October 13, 2011, the Board of Directors declared a common stock dividend of $0.40 per share to be paid November 15, 2011 to common stockholders of record on October 31, 2011.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2011 Credit Facility and expected proceeds from mortgage payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $10.7 million as of September 30, 2011, an increase of $3.8 million as compared to the balance at December 31, 2010.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $129.0 million for the nine months ended September 30, 2011, as compared to $110.4 million for the same period in 2010, an increase of $18.6 million.  The increase is primarily due to the rental revenue from the June 2010 acquisition of 103 facilities from CapitalSource and the placement of additional mortgages, offset by additional interest associated with financing the acquisition and new mortgages and increased general and administrative costs associated with the acquisition.

Investing Activities – Net cash flow from investing activities was an outflow of $20.0 million for the nine months ended September 30, 2011, as compared to an outflow of $368.8 million for the same period in 2010.  The decrease in cash outflow from investing activities relates primarily to the change in acquisition activities.  During the nine months ended September 30, 2010, we acquired $343.2 million real estate facilities and invested $25.7 million in capital improvement projects.  During the nine months ended September 30, 2011, we acquired land for $0.1 million, placed a mortgage loan for $5.0 million, invested $5.5 million related to two construction-to-permanent mortgage loans with one of our operators and invested $12.0 million in capital improvement projects.  In addition, we received a net proceeds of $4.2 million for the sale of real estate.

Financing Activities – Net cash flow from financing activities was an outflow of $105.2 million for the nine months ended September 30, 2011 as compared to an inflow of $257.4 million for the same period in 2010.  The $362.5 million change in financing activities was primarily due to the change in acquisition activity.  In 2010, we raised debt and issued equity to fund acquisitions that occurred in June 2010.  In addition to the changes in financing activity associated with financing our 2010 acquisitions, in 2011 we redeemed our preferred stock through the use of our prior 2010 Credit Facility; (ii) paid approximately $21.4 million in additional dividends as a result of more shares outstanding; and (iii) increased our dividends per share in 2011 compared to 2010.

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

The interest rate charged on our 2011 Credit Facility can vary based on the interest rate option we choose to utilize.  The interest rates per annum applicable to the 2011 Credit Facility are the reserve adjusted LIBOR Rate (the “Eurodollar Rate” or “Eurodollar”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate determined on such day for a Eurodollar Loan with an interest period of one month plus 1.0%, in each case, plus the applicable margin (as defined below). The applicable margin with respect to the 2011 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 3.0% to 2.25% in the case of Eurodollar advances, and from 2.0% to 1.25% in the case of base rate advances. Letter of credit fees may range from 3.0% to 2.25% per annum, based on the same performance grid.  As of September 30, 2011, the total amount of debt outstanding on the 2011 Credit Facility was $45 million, which is subject to interest rate fluctuations.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2010, with the Securities and Exchange Commission on February 28, 2011, which sets forth our risk factors in Item 1A therein, as supplemented in Part II, Item 1A to our Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011.  We have not experienced any material changes from the risk factors previously described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of Fiscal 2011

	Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 – July 31, 2011	-	$-	-	$-
August 1, 2011 – August 31, 2011	-	-	-	100,000,000
September 1, 2011 – September 30, 2011(2)	183,310	15.96	183,310	97,073,932
Total	183,310	$15.96	183,310	$97,073,932

(1)	On August 30, 2011, the Company announced that its Board of Directors had authorized the Company to repurchase up to $100,000,000 shares of its common stock over the subsequent twelve months.
(2)
On September 30, 2011, the Company entered open market transactions to repurchase 183,310 shares of common stock at an average price of $15.96 per share. This repurchase settled in the ordinary course on October 5, 2011, subsequent to the end of the third quarter of 2011.

Item 6 – Exhibits

Exhibit No.
10.1
Credit Agreement, dated as of August 16, 2011, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A.  Pursuant to a confidential treatment request, portions of this exhibit have been furnished separately to the Securities and Exchange Commission.

10.2
Seventh Amendment to Second Consolidated amended and Rested master Lease dated as of September 7, 2011, by and among OHI Asset III (PA) Trust as lessor and certain affiliated entities of Communicare Health Service as lessees.

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: November 7, 2011	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: November 7, 2011	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer