Form 10-K
period 2011-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2012-02-27
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the common stock of the registrant held by non-affiliates was $2,156,134,295.  The aggregate market value was computed using the $21.01 closing price per share for such stock on the New York Stock Exchange on June 30, 2011.

As of February 22, 2012 there were 103,898,612 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011, is incorporated by reference in Part III herein.

OMEGA HEALTHCARE INVESTORS, INC.
2011 FORM 10-K ANNUAL REPORT

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega” or the “Company”) was incorporated in the State of Maryland on March 31, 1992.  We are a self-administered real estate investment trust (“REIT”), investing in income-producing healthcare facilities, principally long-term care facilities located throughout the United States.  We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of debt or equity securities, the assumption of secured indebtedness, or a combination of these methods.

During the fourth quarter of 2011, we completed the following transactions totaling approximately $334 million in new investments:

•
$86 million of new investments with affiliates of Persimmon Ventures, LLC (“Persimmon”) and White Pine Holdings, LLC (“White Pine”) both of which are new operators to Omega.  The investments included (i) the purchase/leaseback of four SNFs located in Maryland (3) and West Virginia (1) for $61 million including approximately $1 million to complete renovation at one facility and (ii) mortgages on three SNFs located in Maryland for $25 million.  These seven facilities operate a total of 938 beds.  The consideration for the new investments consisted of $56 million in cash and the assumption of $30 million in debt guaranteed by the Department of Housing and Urban Development (“HUD”) with a blended interest rate of approximately 4.9%.

•
$128 million of new investments with affiliates of Capital Funding Group, Inc. (“Affiliates of CFG”), a new operator to Omega.  The investments included the purchase/leaseback of 17 SNFs located in Arkansas (12), Florida (1), Colorado (1), Wisconsin (1) and Michigan (2).  The consideration for the new investments consisted of $57 million in cash and the assumption of $71 million HUD debt related to 15 of the facilities with a blended interest rate of approximately 5.7%.

•
A $92.0 million new first mortgage loan with affiliates of Ciena Healthcare Management, Inc. (“Ciena”).  The loan is secured by 13 SNFs located in Michigan, which operate a total of 1,421 beds.  The term of the mortgage is 10 years, and it bears an initial interest rate of 11% with fixed escalators in years 4 and 7.  The mortgage is cross - defaulted with existing investments with affiliates of Ciena.

•	A $28.0 million, five - year amortizing term loan with affiliates of Signature Holding II, LLC (‘Signature”) with an interest rate of 10%.

In January 2011, a complaint was filed by the State of Connecticut, Commissioner of Social Services, against the licensees/operators of four of our Connecticut facilities seeking the appointment of a receiver.  The facilities were formerly leased and operated by affiliates of FC/SCH Capital, LLC (“FC/SCH”) and managed by Genesis Healthcare, LLC (“Genesis”).  The Superior Court, Judicial District of Hartford, Connecticut appointed a receiver.  In April 2011, the court approved of the receiver’s request to close the Connecticut facilities.  The facilities were closed and returned to us for sale during the fourth quarter of 2011.  We recorded an impairment charge of $24.4 million associated with reducing the carrying value of these facilities and are in the process of selling the facilities for purposes other than the provision of skilled nursing care.

In June 2011, we entered into a master transition agreement (“MTA”) with Genesis and FC/SCH to transition the FC/SCH facilities located in Massachusetts, New Hampshire, Rhode Island, West Virginia and Vermont to Genesis under a new twelve – year master lease between Omega and Genesis.  All applicable state healthcare regulatory approvals to the transition of the Massachusetts, New Hampshire, Rhode Island and West Virginia facilities were received in late 2011 and such transition occurred on January 1, 2012.  We expect the Vermont facilities to be transitioned upon receipt of the applicable Vermont regulatory approvals.

As of December 31, 2011, our portfolio of investments consisted of 438 healthcare facilities located in 35 states and operated by 51 third-party operators.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  This portfolio was made up of:

●	385 SNFs, 10 ALFs and five specialty facilities;
●	fixed rate mortgages on 32 long-term healthcare facilities; and
●	six facilities and one parcel of land held-for-sale.

As of December 31, 2011, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.8 billion.  In addition, we held miscellaneous investments of approximately $53.0 million at December 31, 2011, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2011, 2010 and 2009.  (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 3 – Properties” and “Note 5 – Mortgage Notes Receivable”).

Revenues by Asset Category
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Core assets:
Lease rental income	$273,517	$232,772	$164,468
Mortgage interest income	16,274	10,391	11,601
Total core asset revenues	289,791	243,163	176,069
Other asset revenue	2,070	3,936	2,502
Miscellaneous income	343	3,886	437
Total revenue before owned and operated assets	292,204	250,985	179,008
Owned and operated asset revenue	—	7,336	18,430
Total revenue	$292,204	$258,321	$197,438

The following table summarizes our real estate assets by asset category as of December 31, 2011 and 2010.

Assets by Category
(in thousands)

	As of December 31,
	2011	2010
Core assets:
Leased assets	$2,537,039	$2,366,856
Mortgaged assets	238,675	108,557
Total core assets	2,775,714	2,475,413
Other assets	52,957	28,735
Total real estate assets before held for sale assets	2,828,671	2,504,148
Held for sale assets	2,461	670
Total real estate assets	$2,831,132	$2,504,818

Description of the Business

Investment Strategy.  We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located throughout the United States.  Our investments are generally geographically diverse and operated by a diverse group of established, creditworthy, middle-market healthcare operators that meet our standards for quality and experience of management. Our criteria for evaluating potential investments includes but is not limited to:

●	the quality and experience of management and the creditworthiness of the operator of the facility;
●	the facility's historical and forecasted cash flow and its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations;
●	the construction quality, condition and design of the facility;
●	the location of the facility;
●	the tax, growth, regulatory and reimbursement environment of the applicable jurisdiction;
●	the occupancy rate for the facility and demand for similar healthcare facilities in the same or nearby communities; and
●	the payor mix of private, Medicare and Medicaid patients at the facility.

We seek to obtain (i) contractual rent escalations under long-term, non-cancelable, “triple-net” leases and (ii) fixed-rate mortgage loans.  We typically obtain substantial liquidity deposits, covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate/personal guarantees, when appropriate.

We prefer to invest in equity ownership of properties.  Due to regulatory, tax or other considerations, we may pursue alternative investment structures.  The following summarizes our primary investment structures.  The average annualized yields described below reflect existing contractual arrangements.  However, due to the nature of the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due.  Therefore, the annualized yields as of January 1, 2012, set forth below, are not necessarily indicative of future yields, which may be lower.

Purchase/Leaseback.  In a purchase/leaseback transaction, we purchase a property from an operator and lease it back to the operator over a term typically ranging from 5 to 15 years, plus renewal options.  Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index (“CPI”).  At January 1, 2012, our average annualized yield from leases was approximately 10.6%.

Fixed-Rate Mortgage.  Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At January 1, 2012, our average annualized yield on these investments was approximately 11.3%.

The table set forth in “Item 2 – Properties” contains information regarding our properties and investments as of December 31, 2011.

Borrowing Policies.  We generally attempt to match the maturity of our indebtedness with the maturity of our investment assets and employ long-term, fixed-rate debt to the extent practicable in view of market conditions in existence from time to time.

We may use the proceeds of new indebtedness to finance our investments in additional healthcare facilities.  In addition, we may invest in properties subject to existing loans, secured by mortgages, deeds of trust or similar liens on properties.

Policies With Respect To Certain Activities. With respect to our capital requirements, we typically rely on equity offerings, debt financing and retention of cash flow (subject to provisions in the Internal Revenue Code concerning taxability of undistributed REIT taxable income), or a combination of these methods.  Our financing alternatives include bank borrowings, publicly or privately placed debt instruments, purchase money obligations to the sellers of assets or securitizations, any of which may be issued as secured or unsecured indebtedness.

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

Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.  For additional information on the risks associated with our business, please see “Item 1A — Risk Factors” below.

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

Requirements for Qualification. The Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (3) which would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code; (4) which is neither a financial institution nor an insurance company as defined in provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) during the last half year of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities); and (7) which meets certain other tests, described below, regarding the nature of its income and assets and the amount of its annual distributions to stockholders. The Code provides that conditions (1) to (4) inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of twelve months, or during a proportionate part of a taxable year of less than twelve months. For purposes of conditions (5) and (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of condition (6).

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

Rents received by us will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of the rent must not be based in whole or in part on the income or profits of any person. However, any amount received or accrued generally will not be excluded from the term “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, the Code provides that rents received from a tenant (other than rent from a tenant that is a TRS that meets the requirements described below) will not qualify as “rents from real property” in satisfying the gross income tests if we, or an owner (actually or constructively) of 10% or more of the value of our stock, actually or constructively owns 10% or more of such tenant, which is defined as a related party tenant. Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” Finally, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an independent contractor from which we derive no revenue. We may, however, directly perform certain services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not otherwise considered “rendered to the occupant” of the property. In addition, we may directly provide a minimal amount of “non-customary” services to the tenants of a property as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a TRS, which may provide customary and non-customary services to our tenants without tainting our rental income from the related properties. For our tax years beginning after 2004, rents for customary services performed by a TRS or that are received from a TRS and are described in Code Section 512(b)(3) no longer need to meet the 100% excise tax safe harbor. Instead, such payments avoid the excise tax if we pay the TRS at least 150% of its direct cost of furnishing such services. Beginning in 2009, we were allowed to include as qualified rents from real property rental income that is paid to us by a TRS with respect to a lease of a health care facility to the TRS provided that the facility is operated and managed by an “eligible independent contractor,” although none of our facilities were leased to any of our TRSs.

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

Prohibited Transactions. We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets is primarily held for sale to customers and that a sale of any of our assets would not be in the ordinary course of our business. Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction. The Code also provides a number of alternative exceptions from the 100% tax on ”prohibited transactions” if certain requirements have been satisfied with respect to property disposed of by a REIT. These requirements relate primarily to the number and/or amount of properties disposed of by a REIT, the period of time the property has been held by the REIT, and/or aggregate expenditures made by the REIT with respect to the property being disposed of. The conditions needed to meet these requirements have been lowered for taxable years beginning in 2009 and thereafter. However, we cannot assure you that we will be able to comply with the safe-harbor provisions or that we would be able to avoid the 100% tax on prohibited transactions if we were to dispose of an owned property that otherwise may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

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

In July 2008, we assumed operating responsibilities for the 15 properties due to the bankruptcy of Haven Eldercare, LLC (“Haven facilities”), one of our operators/tenants, as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.” In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant. Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities and, as of December 31, 2009, we held only two properties for which we retained operating responsibility. During 2010, the state regulatory process was completed and the requirements necessary to transfer the final two properties to the new operator/tenant were met.  As a result, as of December 31, 2010, we no longer had any operating responsibility with respect to properties that we previously foreclosed upon. As we have previously disclosed, we made an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties and, under the REIT foreclosure rules, generally we had to dispose of these properties prior to the close of our 2011 tax year, which condition has been met. Accordingly, all of the income from operating the Haven facilities was qualifying income for the 75% and 95% gross income tests, but we were subject to corporate income tax at the highest rate on the net income, if any, generated from operating the Haven facilities.

The definition of foreclosure property includes any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). However, we do not currently own any property with respect to which we have made foreclosure property elections other than the Haven facilities discussed in the prior paragraph.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2011 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses. We cannot predict whether, in the future, our income from foreclosure property will be significant and whether we could be required to pay a significant amount of tax on that income.

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests. We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. For tax years beginning after 2004, we were no longer required to include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test and we are no longer required to include in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 75% gross income test any gross income from any hedging transaction entered into after July 30, 2008.  We did not engage in hedge transactions in 2009, 2010 or 2011.

TRS Income. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs. Prior to 2009, a TRS was not permitted to directly or indirectly (i) operate or manage a health care (or lodging) facility, or (ii) provide to any other person (under a franchise, license, or otherwise) rights to any brand name under which a health care (or lodging) facility is operated. Beginning in 2009, TRSs became permitted to own or lease a health care facility provided that the facility is operated and managed by an “eligible independent contractor.” A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the new rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s operators that are not conducted on an arm’s-length basis.  As stated above, we do not lease any of our facilities to any of our TRSs.

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

Asset Tests. At the close of each quarter of our taxable year, we must also satisfy the following tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets (including (i) our allocable share of real estate assets held by partnerships in which we own an interest and (ii) stock or debt instruments held for less than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of our company), cash, cash items and government securities. Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets. Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities. Fourth, no more than 25% of the value of our total assets may consist of the securities of one or more TRSs. Fifth, no more than 25% of the value of our total assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

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

We may own up to 100% of the stock of one or more TRSs. However, overall, no more than 25% of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries (including stock in non-REIT C corporations) and other assets that are not qualifying assets for purposes of the 75% asset test. If the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset for purposes of the 75% test. The nonqualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property. As discussed under the 75% gross income test (see above), the IRS recently provided relief from re-testing certain mortgage loans held by a REIT that have been modified as a result of the current distressed market conditions with respect to real property. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of these rules for special relief.

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

Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

● 85% of our REIT ordinary income for such year;

● 95% of our REIT capital gain income for such year; and

● any undistributed taxable income from prior periods.

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

Government Regulation and Reimbursement

The following is a description of certain of the laws and regulations and reimbursement policies and programs affecting our business and the businesses conducted by our operators.  The following description should be read in conjunction with the risk factors described under “Item 1A – Risk Factors.”

Healthcare Reform.  The Patient Protection and Affordable Care Act and accompanying Healthcare and Education Affordability and Reconciliation Act of 2010 (the “Healthcare Reform Law”) were signed into law in March 2010. This legislation represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and will affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways.  Some changes under the Healthcare Reform Law have already occurred, such as changes to pre-existing condition requirements and coverage of dependents.  Other changes, including taxes on so-called “Cadillac” health plans, will be implemented over time.  There has already been significant rule making and regulation promulgation under the Healthcare Reform Law, and we expect significant additional rules and regulations.

The attorneys general for several states, as well as other individuals and organizations, have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  A number of the lawsuits have been ruled on by federal appeals courts, but those rulings were not consistent.  Several parties have appealed to the U.S. Supreme Court.  The Supreme Court has agreed to hear these cases in March 2012, but we cannot predict how it will rule.   Further, various Congressional leaders have indicated a desire to revisit some or all of the Healthcare Reform Law.   While the U.S. Senate voted against repealing the entire Healthcare Reform Law, a number of bills and budget proposals seek to repeal, change or defund certain provisions of the law.  For example, the 2011 budget eliminated two programs funded under the Healthcare Reform Law:  the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs. Further, a number of states have passed legislation intended to block various requirements of the Healthcare Reform Law.   Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

           The Healthcare Reform Law requires SNFs to implement, by March 2013, a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. SNFs will be required to implement a quality assurance and performance improvement program within one year following promulgation of guidance by the Centers for Medicare and Medicaid Services (the “CMS”). SNFs will be required to provide additional information for the CMS Nursing Home Compare website regarding staffing as well as summary information regarding the number of criminal violations by a facility or its employees committed within the facility, and specification of those that were crimes of abuse, neglect, criminal sexual abuse or other violations or crimes resulting in serious bodily injury, and, in addition, the number of civil monetary penalties imposed on the facility, its employees, contractors and other agents, to further the ability of consumers to compare nursing homes.

Reimbursement.  A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. The federal government and many state governments are currently focusing on reducing expenditures under Medicare and Medicaid programs, resulting in significant cost-cutting at both the federal and state levels.  These cost-cutting measures, together with the implementation of changes in reimbursement rates under the Healthcare Reform Law, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.  We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us.  However, significant limits on the scopes of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling.  The law provided for spending cuts of nearly $1 trillion over the next 10 years, including proposed cuts to Medicare providers.  The law further created a Congressional committee that was given a deadline of November 23, 2011 to develop recommendations for further reducing the federal deficit by another $1.2 trillion over 10 years.  The committee was unable to agree on a plan by the November deadline, and as a result, automatic spending cuts, including a likely 2% cut to Medicare providers, will become effective beginning in 2013.  Medicaid is exempted from the automatic cuts.

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

Medicare.  In 2009, the CMS finalized a revised case-mix classification system, the RUG-IV, and planned implementation for fiscal year 2010.  However, the Healthcare Reform Law delayed implementation of RUG-IV to October 1, 2011.  The Medicare and Medicaid Extenders Act of 2010 repealed the delay in implementation under the Healthcare Reform Law and provided that RUG-IV would be implemented immediately and applied retroactively to October 1, 2010. According to the CMS, this change in case-mix classification methodology resulted in a significant increase in Medicare expenditures for fiscal year 2011.  In response to this increase, on July 29, 2011, the CMS announced the final rule for SNF funding for fiscal year 2012.  The final rule includes a recalibration of the case-mix indexes that form the RUG-IV and will result in a reduction of aggregate Medicare reimbursement to SNFs of $4.47 billion or 12.6%.  However, the reduction is partially offset by an update that reflects a 2.7% increase in the prices of a “market basket” of goods and services reduced by a 1.0% multi-factor productivity adjustment mandated by the Healthcare Reform Law.  The combination of the recalibration and the update will yield a net reduction of aggregate Medicare reimbursement to SNFs of $3.87 billion or 11.1%.  We believe that the implementation of RUG-IV in 2010 had a positive effect on the cash flow and rent coverage ratios of our operators.   This funding cut will reduce operator coverage ratios; however, we currently believe that our operator coverage ratios are adequate and that our operators can absorb the fiscal year 2012 reimbursement rate reductions and still meet their obligations to us.

The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) became law on July 15, 2008, and made a variety of changes to Medicare, some of which may affect SNFs.  For instance, MIPPA extended the therapy cap exceptions process through December 31, 2009.  A number of other laws have further extended the therapy cap exceptions process, with the current expiration set to occur on December 31, 2012.  The therapy caps limit the physical therapy, speech-language therapy and occupational therapy services that a Medicare beneficiary can receive during a calendar year.  These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits.  Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

The President’s proposed budget for federal fiscal year 2013 includes a number of proposals that could have an impact on Medicare rates if they are ultimately implemented as proposed.  Among other things, the proposed budget includes a realignment of payments with costs through adjustments to payment rate updates for skilled nursing facilities by 1.1 percentage points beginning in 2014 through 2021.  The proposal would reduce bad debt payments to skilled nursing facilities to 25% over 3 years.  The proposed budget would also reduce payments by up to 3% for skilled nursing facilities with high rates of care-sensitive, preventable hospital readmissions, beginning in 2016.

Quality of Care Initiatives.  The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators.  For instance, in December 2008, the CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid. Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis.  The Healthcare Reform Law includes a requirement that the Government Accountability Office conduct a study of this ranking system, the results of which cannot be predicted.  It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

Office of the Inspector General Activities.  The Office of Inspector General’s (“OIG”) Work Plan for fiscal year 2012, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  While we cannot predict the results of the OIG's activities, the projects could result in further scrutiny and/or oversight of nursing homes.

Fraud and Abuse. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts.  In addition, federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers.

The federal anti-kickback statute is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration in return for, to induce or to arrange for the referral of individuals for any item or service payable by a federal or state healthcare program. There is also a civil analogue. States also have enacted similar statutes covering Medicaid payments, and some states have broader statutes. Some enforcement efforts have targeted relationships between SNFs and ancillary providers, relationships between SNFs and referral sources for SNFs and relationships between SNFs and facilities for which the SNFs serve as referral sources. The federal self-referral law, commonly known as the “Stark Law,” is a civil statute that prohibits certain referrals by physicians to entities providing “designated health services” if these physicians have financial relationships with the entities. Some of the services provided in SNFs are classified as designated health services. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a federal False Claims Act violation. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs.

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996 and the corresponding regulations promulgated thereunder (“HIPAA”). HIPAA was amended by the Health Information Technology For Economic and Clinical Health (“HITECH”) Act, which was part of the American Recovery and Reinvestment Act of 2009, known as the Stimulus Bill. The HITECH Act increases penalties for HIPAA violations, imposes stricter requirements on healthcare providers, expands the scope of enforcement and, in most cases, requires notification if there is a breach of unsecured individual protected health information, including notification to the affected individual(s), the Secretary of the Department of Human Services and, in some cases, the media. Various states have similar laws and regulations that govern the maintenance and safeguarding of patient records, charts and other information generated in connection with the provision of professional medical services.  These laws and regulations require our operators to expend the requisite resources to secure protected health information, including the funding of costs associated with technology upgrades. Operators found in violation of HIPAA or any other privacy law or regulation may face large penalties. In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business.

Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them.

Other Laws and Regulations.  Additional federal, state and local laws and regulations affect how our operators conduct their operations, including laws and regulations protecting consumers against deceptive practices and otherwise generally affecting our operators’ management of their property and equipment and the conduct of their operations (including laws and regulations involving fire, health and safety; quality of services, including care and food service; residents’ rights, including abuse and neglect laws; and the health standards set by the federal Occupational Safety and Health Administration).

Executive Officers of Our Company

As of February 22, 2012, the executive officers of our company were as follows:

C. Taylor Pickett (50) is our Chief Executive Officer and has served in this capacity since June 2001.  Mr. Pickett is also a Director and has served in this capacity since May 30, 2002.  Mr. Pickett’s term as a Director expires in 2014.  From January 1998 to June 2001, Mr. Pickett served as the Executive Vice President and Chief Financial Officer of Integrated Health Services, Inc., a public company specializing in post-acute healthcare services; and from May 1997 to December 1997, Mr. Pickett served as Executive Vice President of Mergers and Acquisitions of Integrated Health Services, Inc.  From January 1996 to May 1997, Mr. Pickett served as the President of Symphony Health Services, Inc.

Daniel J. Booth (48) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance.  Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (58) is our Senior Vice President of Operations and has served in this capacity since July 2001.  From 1997 to 2000, Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc.  Prior to joining Mariner Post-Acute Network, Inc., Mr. Crabill served as an Executive Vice President of Operations at Beverly Enterprises, Inc.

Robert O. Stephenson (48) is our Chief Financial Officer and has served in this capacity since August 2001.  From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc.  Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (43) is our Chief Accounting Officer and has served in this capacity since February 2007.  From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc.  From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of December 31, 2011, we had 24 full-time employees, including the five executive officers listed above.

Item 1A - Risk Factors

Following are some of the risks and uncertainties that could cause the Company’s financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or the Company’s other filings with the SEC.  These risks should be read in conjunction with the other risks described in this report including but not limited to those described under “Taxation” and “Government Regulation and Reimbursement” under “Item 1” above.  The risks described below are not the only risks facing the Company and there may be additional risks of which the Company is not presently aware or that the Company currently considers unlikely to significantly impact the Company.  Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

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

We are exposed to the risk that a distressed operator may not be able to meet its lease, mortgage or other obligations to us or other third parties.  This risk is heightened during a period of economic or political instability.  Although each of our lease and loan agreements typically provide us with the right to terminate, evict an operator, foreclose on our collateral, demand immediate payment and exercise other remedies upon the bankruptcy or insolvency of an operator, title 11 of the United States Code, as amended and supplemented (the “Bankruptcy Code”), would limit or, at a minimum, delay our ability to collect unpaid pre-bankruptcy rents and mortgage payments and to pursue other remedies against a bankrupt operator.

Leases.  A bankruptcy filing by one of our lessee operators would typically prevent us from collecting unpaid pre-bankruptcy rents or evicting the operator, absent approval of the bankruptcy court.  The Bankruptcy Code provides a lessee with the option to assume or reject an unexpired lease within certain specified periods of time.  Generally, a lessee is required to pay all rent that becomes payable between the date of its bankruptcy filing and the date of the assumption or rejection of the lease (although such payments will likely be delayed as a result of the bankruptcy filing).  If one of our lessee operators chooses to assume its lease with us, the operator must cure all monetary defaults existing under the lease (including payment of unpaid pre-bankruptcy rents) and provide adequate assurance of its ability to perform its future obligations under the lease.  If one of our lessee operators opts to reject its lease with us, we would have a claim against such operator for unpaid and future rents payable under the lease, but such claim would be subject to a statutory “cap” and would generally result in a recovery substantially less than the face value of such claim.  Although the operator’s rejection of the lease would permit us to recover possession of the leased facility, we would likely face losses, costs and delays associated with re-leasing the facility to a new operator.

Several other factors could impact our rights under leases with bankrupt operators.  First, the operator could seek to assign its lease with us to a third party.  The Bankruptcy Code generally disregards anti-assignment provisions in leases to permit the assignment of unexpired leases to third parties (provided all monetary defaults under the lease are cured and the third party can demonstrate its ability to perform its obligations under the lease).  Second, in instances in which we have entered into a master lease agreement with an operator that operates more than one facility, the bankruptcy court could determine that the master lease was comprised of separate, divisible leases (each of which could be separately assumed or rejected), rather than a single, integrated lease (which would have to be assumed or rejected in its entirety).  Finally, the bankruptcy court could re-characterize our lease agreement as a disguised financing arrangement, which could require us to receive bankruptcy court approval to foreclose or pursue other remedies with respect to the facility.

Mortgages.  A bankruptcy filing by an operator to whom we have made a mortgage loan would typically prevent us from collecting unpaid pre-bankruptcy mortgage payments and foreclosing on our collateral, absent approval of the bankruptcy court.  As an initial matter, we could ask the bankruptcy court to order the operator to make periodic payments or provide other financial assurances to us during the bankruptcy case (known as “adequate protection”), but the ultimate decision regarding “adequate protection” (including the timing and amount) rests with the bankruptcy court.  In addition, we would need bankruptcy court approval before commencing or continuing any foreclosure action against the operator’s facility.  The bankruptcy court could withhold such approval, especially if the operator can demonstrate that the facility is necessary for an effective reorganization and that we have a sufficient “equity cushion” in the facility.  If the bankruptcy court does not either grant us “adequate protection” or permit us to foreclose on our collateral, we may not receive any loan payments until after the bankruptcy court confirms a plan of reorganization for the operator.  Even if the bankruptcy court permits us to foreclose on the facility, we would still be subject to the losses, costs and other risks associated with a foreclosure sale, including possible successor liability under government programs, indemnification obligations and suspension or delay of third-party payments.  Should such events occur, our income and cash flow from operations would be adversely affected.

Failure by our operators to comply with various local, state and federal government regulations may adversely impact their ability to make debt or lease payments to us.

Our operators are subject to numerous federal, state and local laws and regulations, including those described below, that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from new legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us.

•
Healthcare Reform.  The Healthcare Reform Law represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and will affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform.” We cannot predict the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us.

•
Reimbursement; Medicare and Medicaid. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement,” “– Medicaid,” and “– Medicare,” and the risk factor entitled “Our operators depend on reimbursement from governmental and other third party payors and reimbursement rates from such payors may be reduced” for a further discussion on governmental and third-party payor reimbursement and the associated risks presented to our operators.  Failure to maintain certification in these programs would result in a loss of funding from such programs and could negatively impact an operator’s ability to meet its obligations to us.

•
Quality of Care Initiatives.  The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators, including a quality rating system for nursing homes released in December 2008.  See “Item 1. Business – Government Regulation and Reimbursement – Quality of Care Initiatives.”  Any unsatisfactory rating of our operators under any rating system promulgated by the CMS could result in the loss of our operators’ residents or lower reimbursement rates, which could adversely impact their revenues and our business.

•
Licensing and Certification. Our operators and facilities are subject to various federal, state and local licensing and certification laws and regulations, including laws and regulations under Medicare and Medicaid requiring operators of SNFs and ALFs to comply with extensive standards governing operations. See “Item 1. Business – Government Regulation and Reimbursement – Licensing and Certification.”  Governmental agencies administering these laws and regulations regularly inspect our operators’ facilities and investigate complaints. Our operators and their managers receive notices of observed violations and deficiencies from time to time, and sanctions have been imposed from time to time on facilities operated by them. Failure to obtain any required licensure or certification, the loss or suspension of any required licensure or certification, or any violations or deficiencies with respect to relevant operating standards may require a facility to cease operations or result in ineligibility for reimbursement until the necessary licenses or certifications are obtained or reinstated, or any such violations or deficiencies are cured. In such event, our revenues from these facilities could be reduced or eliminated for an extended period of time or permanently.

•
Fraud and Abuse Laws and Regulations. There are various federal and state civil and criminal laws and regulations governing a wide array of healthcare provider referrals, relationships and arrangements, including laws and regulations prohibiting fraud by healthcare providers. Many of these complex laws raise issues that have not been clearly interpreted by the relevant governmental authorities and courts. In addition, federal and state governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. See “Item 1. Business – Government Regulation and Reimbursement – Fraud and Abuse.”  The violation of any of these laws or regulations, including the anti-kickback statute and the Stark Law, by an operator may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs. Such fines or penalties could jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

•
Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including HIPAA.  See “Item 1. Business – Government Regulation and Reimbursement – Privacy.”  These laws and regulations require our operators to expend the requisite resources to secure patient health information, including the funding of costs associated with technology upgrades. Operators found in violation of HIPAA or any other privacy law or regulation may face large penalties. In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business.  Such penalties and damaged reputation could adversely affect an operator’s ability to meet its obligations to us.

•
Other Laws. Other federal, state and local laws and regulations affect how our operators conduct their operations.  See “Item 1. Business – Government Regulation and Reimbursement – Other Laws and Regulations.”   We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

•
Legislative and Regulatory Developments.  Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system.  See “Item 1. Business – Government Regulation and Reimbursement” in addition to the other risk factors set forth below.We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators or our business.

Provisions of the Healthcare Reform Law require certain changes to reimbursement and studies of reimbursement policies that may adversely affect payments to SNFs.

Several provisions of the Healthcare Reform Law will affect Medicare payments to SNFs, including, but not limited to, provisions changing the payment methodology, implementing value-based purchasing and payment bundling and studying the appropriateness of restrictions on payments for health care acquired conditions.  These provisions are in various stages of implementation See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement,” “– Medicaid,” and “– Medicare.”  Although we cannot accurately predict whether or how such provisions may be implemented, or the effect any such implementation would have on our operators or our business, the Healthcare Reform Law could result in decreases in payments to our operators, increase our operators’ costs or otherwise adversely affect the financial condition of our operators, thereby negatively impacting their ability to meet their obligations to us.

The Healthcare Reform Law imposes additional requirements on SNFs regarding compliance and disclosure.

The Healthcare Reform Law requires SNFs to implement, by March 2013, a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform.”  If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, or if the information they provide to the CMS for the Nursing Home Compare website reveals significant shortcomings, their reputations and ability to attract residents could be adversely affected.

Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced.

Changes in the reimbursement rate or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for services provided by our operators has in the past, and could in the future, result in a substantial reduction in our operators’ revenues and operating margins.   See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement,” “– Medicaid,” and “– Medicare.” We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us.  However, significant limits on the scopes of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could cause the revenues of our operators to decline and negatively impact their ability to meet their obligations to us.

Additionally, net revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, additional documentation is necessary or certain services were not covered or were not medically necessary. New legislative and regulatory proposals could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce Medicaid expenditures and to make changes to private healthcare insurance. We cannot assure you that adequate third-party payor reimbursement levels will continue to be available for the services provided by our operators.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

Many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a reduction in reimbursement rates for our operators.  See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement,” “– Medicaid,” and “– Medicare.” These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  Medicaid enrollment may significantly increase in the near future, as the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid beginning in 2010 and simplifies enrollment in this program.  Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us.  If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

The Budget Control Act of 2011 may result in significant reductions in the funding of the Medicare program.

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling.  The law provided for spending cuts of nearly $1 trillion over the next 10 years.  Because of inaction by a Congressional committee tasked with recommending a plan that would further reduce the deficit by an additional $1.2 billion of 10 years, automatic spending cuts will become effective in 2013.  Payments to Medicare providers will be cut by 2%, but Medicaid is exempted from the automatic cuts.  See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement.” These measures and any future federal legislation relating to federal debt ceiling resulting in reductions in funding for Medicare and/or Medicaid could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

We may be unable to find a replacement operator for one or more of our leased properties.

From time to time, we may need to find a replacement operator for one or more of our leased properties for a variety of reasons, including upon the expiration of the lease term or the occurrence of an operator default. During any period in which we are attempting to locate one or more replacement operators, there could be a decrease or cessation of rental payments on the applicable property or properties. We cannot assure you that any of our current or future operators will elect to renew their respective leases with us upon expiration of the terms thereof.  Similarly, we cannot assure you that we will be able to locate a suitable replacement operator or, if we are successful in locating a replacement operator, that the rental payments from the new operator would not be significantly less than the existing rental payments. Our ability to locate a suitable replacement operator may be significantly delayed or limited by various state licensing, receivership, certificate of need or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for default.

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

As is typical in the long-term healthcare industry, our operators are often subject to claims for damages relating to the services that they provide.  We can give no assurance that the insurance coverage maintained by our operators will cover all claims made against them or continue to be available at a reasonable cost, if at all.  In some states, insurance coverage for the risk of punitive damages arising from professional and general liability claims and/or litigation may not, in certain cases, be available to operators due to state law prohibitions or limitations of availability.  As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.  TC Healthcare, the entity that operated these facilities on our behalf through an independent contractor on an interim basis, may be named as a defendant in professional liability claims related to the Haven facilities as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Portfolio and Other Developments.”

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

Increased competition as well as increased operating costs result in lower revenues for some of our operators and may affect the ability of our operators to meet their obligations to us.

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

In addition, the market for qualified nurses, healthcare professionals and other key personnel is highly competitive and our operators may experience difficulties in attracting and retaining qualified personnel.  Increases in labor costs due to higher wages and greater benefits required to attract and retain qualified healthcare personnel incurred by our operators could affect their ability to meet their obligations to us.  This situation could be particularly acute in certain states that have enacted legislation establishing minimum staffing requirements.

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

At December 31, 2011, approximately 37% of our real estate investments were operated by: (i) Sun Healthcare Group, Inc. (“Sun”) (8%), a public company and (ii) three private company operators and/or managers, including; (a) subsidiaries and/or affiliates of CommuniCare Health Services (“CommuniCare”) (12%), (b) subsidiaries and/or affiliates of Airamid Health Management, LLC (“Airamid”) (9%) and (c) Signature (8%).  No other operator represents more than 6% of our investments.

For the year ended December 31, 2011, our revenues from operations totaled $292.2 million, of which approximately $38.6 million were from CommuniCare (13%) and $33.6 million from Sun (11%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2011.

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

To qualify as a REIT under the Code, we are required, among other things, to distribute at least 90% of our REIT taxable income each year to our stockholders.  Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needed to make investments and to satisfy or refinance maturing commitments.  As a result, we rely on external sources of capital, including debt and equity financing.  If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations.  Our access to capital depends upon a number of factors over which we have little or no control, including  the performance of the national and global economies generally; competition in the healthcare industry; issues facing the healthcare industry, including regulations and government reimbursement policies; our operators’ operating costs; the ratings of our debt securities; the market’s perception of our growth potential; the market value of our properties; our current and potential future earnings and cash distributions; and the market price of the shares of our capital stock.  Difficult capital market conditions in our industry during the past several years, and our need to stabilize our portfolio have limited and may continue to limit our access to capital.  While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in position to take advantage of future investment opportunities in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

Economic conditions and turbulence in the credit markets may create challenges in securing third-party borrowings or refinancing our existing debt.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market and depressed real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole. While the capital markets have recently shown signs of improvement, the sustainability of an economic recovery is uncertain, and additional levels of market disruption and volatility could impact our ability to secure third-party borrowings or refinance our existing debt in the future.

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

•
our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and

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

We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems to integrate and manage the long-term care facilities we have acquired in the past and those that we may acquire under our existing cost structure in a timely manner.  Our failure to timely integrate and manage recent and future acquisitions or developments could have a material adverse effect on our results of operations and financial condition.

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
•
the facilities may underperform due to various factors, including unfavorable terms and conditions of the lease agreements that we assume, disruptions caused by the management of the operators of the facilities or changes in economic conditions impacting the facilities and/or the operators;

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

The terms of our credit agreement and note indentures require us to comply with a number of customary financial and other covenants which may limit our management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments, and create liens.  Any additional financing we may obtain could contain similar or more restrictive covenants.  Our continued ability to incur indebtedness and conduct our operations is subject to compliance with these financial and other covenants. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such breach could materially adversely affect our business, results of operations and financial condition.

We have now, and may have in the future, exposure to contingent rent escalators.

We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations.  Certain leases contain escalators contingent on changes in the CPI.  If the CPI does not increase, our revenues may not increase.

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

Our business is subject to many risks that are associated with the ownership of real estate.  For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates.  Other risks that are associated with real estate acquisition and ownership include, without limitation, the following:

•	general liability, property and casualty losses, some of which may be uninsured;
•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;
•	leases that are not renewed or are renewed at lower rental amounts at expiration;
•	the exercise of purchase options by operators resulting in a reduction of our rental revenue;
•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;
•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;
•	acts of God affecting our properties; and
•	acts of terrorism affecting our properties.

Our real estate investments are relatively illiquid.

Real estate investments are relatively illiquid and generally cannot be sold quickly.  In addition, some of our properties serve as collateral for our secured debt obligations and cannot be readily sold.  Additional factors that are specific to our industry also tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.  For example, all of our properties are ‘‘special purpose’’ properties that cannot be readily converted into general residential, retail or office use.  In addition, transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate.  Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that an operator becomes unable to meet its obligations to us, then the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses.  Furthermore, the receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility.  In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment.  Should such events occur, our income and cash flows from operations would be adversely affected.

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

We and several of our wholly-owned subsidiaries were named as defendants in professional liability and general liability claims related to our owned and operated facilities prior to 2005.  Other third-party managers responsible for the day-to-day operations of these facilities were also named as defendants in these claims.  In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages, against the defendants.  Although all of these prior suits have been settled, we or our affiliates could be named as defendants in similar suits related to our owned and operated assets resulting from the transition of the Haven facilities as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Portfolio and Other Developments.”  There can be no assurance that we would be successful in our defense of such potential matters or in asserting our claims against various managers of the subject facilities or that the amount of any settlement or judgment would be substantially covered by insurance or that any punitive damages will be covered by insurance.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and stock price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Code.  See “Item 1. Business – Taxation.”  We believe that we have operated in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in a manner that will maintain our qualification as a REIT.  Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control.  We cannot assure you that we will at all times satisfy these rules and tests.

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

Qualifying as a REIT involves highly technical and complex provisions of the Code and complying with REIT requirements may affect our profitability.

Qualification as a REIT involves the application of technical and intricate Code provisions. Even a technical or inadvertent violation could jeopardize our REIT qualification. To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders.  Thus, we may be required to liquidate otherwise attractive investments from our portfolio, or be unable to pursue investments that would be otherwise advantageous to us, to satisfy the asset and income tests or to qualify under certain statutory relief provisions.  We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution (e.g., if we have assets which generate mismatches between taxable income and available cash).  Having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt.  As a result, satisfying the REIT requirements could have an adverse effect on our business results and profitability.

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

Our ability to pay dividends may be adversely affected if any of the risks described herein were to occur.  Our payment of dividends is subject to compliance with restrictions contained in our credit agreement, the indentures governing our senior notes and any preferred stock that our Board of Directors may from time to time designate and authorize for issuance.  All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.  There are no assurances of our ability to pay dividends in the future.  In addition, our dividends in the past have included, and may in the future include, a return of capital.

Holders of our preferred stock that we may issue from time to time may have liquidation and other rights that are senior to the rights of the holders of our common stock.

On March 7, 2011, we redeemed all of our issued and outstanding 8.375% Series D cumulative redeemable preferred stock.  However, our Board of Directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2011, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities that are leased to operators or other affiliates, mortgages on facilities that are operated by the mortgagors or their affiliates and facilities subject to leasehold interests.  The facilities are located in 35 states and are operated by 51 operators.  Based on the most recent data provided to us by our operators, the overall occupancy rate of the facilities was 84%.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  In some cases, our tenants and mortgagees contract with a healthcare operator to operate the facilities.  The following table summarizes our property investments as of December 31, 2011:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Investment (in thousands)
Leased Facilities(1)

Airamid Health Management, LLC.	4,535	38	$263,560
CommuniCare Health Services, Inc	3,623	28	247,102
Sun Healthcare Group, Inc.	4,574	40	231,366
Signature Holdings II, LLC.	3,340	32	227,063
Advocat, Inc.	3,964	36	146,667
Gulf Coast Master Tenant I, LLC.	2,154	17	146,636
Affiliates of Capital Funding Group, Inc.	1,820	17	129,904
Guardian LTC Management Inc.	1,681	23	125,971
La Vie Care Management	2,013	17	117,654
Formation Capital, LLC.	1,417	12	110,613
Nexion Health Inc	2,146	20	86,903
Essex Healthcare Corporation	1,271	13	83,587
TenInOne Acquisition Group, LLC	1,456	10	82,178
White Pine.	586	4	62,708
Swain/Herzog	1,008	9	56,143
Sava Senior Care, LLC.	500	4	41,668
Mark Ide Limited Liability Company	833	9	33,871
Infinia Properties of Arizona, LLC	476	6	33,364
Hoosier Enterprises Inc.	632	7	32,059
Pinon Management, Inc.	492	6	29,285
StoneGate Senior Care LP	646	6	22,240
Fundamental Long Term Care Holding, LLC	381	3	20,927
Rest Haven Nursing Center Inc.	176	1	14,400
Health and Hospital Corporation	418	4	12,803
Daybreak Venture, LLC	317	3	12,670
Health Systems of Oklahoma LLC.	407	3	12,470
Washington N&R	239	2	12,152
Genesis HealthCare Corporation	124	1	10,931
Care Initiatives, Inc	188	1	10,347
Adcare Health Systems	300	2	10,000
Ensign Group, Inc.	271	3	9,656
Lakeland Investors, LLC	274	1	9,625
Waters (The) of Williamsport, LLC	200	2	9,547
Southwest LTC	260	2	8,428
Laurel	239	2	7,585
Hickory Creek Healthcare Foundation	138	2	7,250
Community Eldercare Services, LLC.	100	1	6,972
Prestige Care, Inc	90	1	6,757
Longwood Management Corporation.	185	2	6,448
Crowne Management, LLC	172	1	6,351
Elite Senior Living, Inc	105	1	5,893
Emeritus Corporation	52	1	5,674
Country Villa Claremont Healthcare Center, Inc	99	1	4,546
Murphy Healthcare III, LTC	181	2	4,534
HMS Holdings at Texarkana, LLC	114	1	4,125
Generations Healthcare, Inc	59	1	3,007
Diamond Care Vida Encantada, LLC	102	1	2,013
Sam Jewel	104	1	1,386
	44,462	400	2,537,039

Assets Held for Sale
Closed Facility	-	4	2,170
Health and Hospital Corporation	-	1	150
Sam Jewel	110	1	141
	110	6	2,461

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Investment (in thousands)
Fixed - Rate Mortgages(2)

Ciena Healthcare (3)	1,541	15	104,798
CommuniCare Health Services, Inc	1,064	8	76,432
White Pine	352	3	25,000
Meridian	240	3	15,900
Parthenon Healthcare, Inc	251	2	11,545
Nexion Health Management	120	1	5,000
	3,568	32	238,675

Total	48,140	438	$2,778,175

(1)  Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(2)  In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.
(3)  The mortgage includes one property for which we have provided construction to permanent mortgage financing.  The facility is currently under construction.

The following table presents the concentration of our facilities by state as of December 31, 2011:

	Number of Facilities	Number of Operating Beds	Gross Investment (in thousands)	% of Gross Investment
Florida	87	10,317	$613,168	22.1
Ohio	50	5,596	357,632	12.7
Pennsylvania	25	2,296	174,254	6.3
Maryland	16	2,109	171,997	6.2
Texas	32	3,923	168,443	6.1
Arkansas	24	2,494	127,948	4.6
Michigan (1)	17	1,680	121,301	4.4
Tennessee	16	2,236	116,319	4.2
Colorado	12	1,262	78,562	2.8
West Virginia	11	1,255	75,810	2.7
Indiana	18	1,541	67,585	2.4
Kentucky	15	1,214	66,716	2.4
Alabama	11	1,325	59,827	2.2
North Carolina	10	1,224	57,733	2.1
Massachusetts	8	896	57,347	2.1
Louisiana	14	1,478	55,514	2.0
Mississippi	6	603	52,644	1.9
Rhode Island	4	558	43,534	1.6
California	12	1,017	39,302	1.4
Arizona	6	476	33,364	1.2
Wisconsin	4	526	30,585	1.1
Georgia	4	618	27,940	1.0
New Hampshire	3	216	23,082	0.8
Idaho	4	377	22,679	0.8
Iowa	3	359	21,202	0.8
Nevada	3	381	20,927	0.8
Washington	2	194	17,473	0.6
Vermont	2	270	15,382	0.6
Illinois	4	446	14,406	0.5
Oklahoma	5	621	13,997	0.5
Missouri	2	239	12,152	0.4
New Mexico	2	221	7,213	0.3
Alaska	1	90	6,757	0.2
Kansas	1	82	3,210	0.1
Connecticut	4	0	2,170	0.1
Total	438	48,140	$2,778,175	100.00

(1)  The mortgage includes one property for which we have provided construction to permanent mortgage financing. The facility is currently under construction.

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location.  Our portfolio includes healthcare facilities located in 35 states.  In addition, the majority of our 2011 rental and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities.  We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 51 different public and private healthcare providers.  Except for CommuniCare (12%), Airamid (9%), Signature (8%) and Sun (8%) which together hold approximately 37% of our portfolio (by investment), no other single tenant holds greater than 6% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2011, approximately 79% of our leases and mortgages had primary terms that expire in 2015 or later.  The majority of our leased real estate properties are leased under provisions of master lease agreements.  We also lease facilities under single facility leases.  The initial terms of both types of leases typically range from 5 to 15 years, plus renewal options.

Item 3 - Legal Proceedings

On January 7, 2010, LCT SE Texas Holdings, L.L.C. (“LCT”), an affiliate of Mariner Health Care and the lessee of four facilities located in the Houston area (the “LCT Facilities”), filed a petition in the District Court of Harris County, Texas (No. 2010-01120) against four landlord entities (the “CSE Entities”), the member interests of which we purchased as part of the December 2009 CapitalSource acquisition. The petition relates to a right of first refusal (“ROFR”) under the master lease between LCT and the CSE Entities. The petition alleges, among other things, that (i) the notice of the acquisition of the member’s interests of the CSE Entities was not proper under the ROFR provision in the master lease, (ii) the purchase price allocated to the member’s interests of the CSE Entities (or the LCT Facilities) pursuant to the CapitalSource Purchase Agreement and specified in the notice to LCT of its ROFR, if any, was not a bona fide offer, did not represent “true market value” and failed to trigger the ROFR and (iii) we tortiously interfered with LCT’s right to exercise the ROFR.  The petition seeks a declaratory adjudication with respect to the identified claims above, a claim for specific performance permitting LCT to exercise its ROFR and unspecified actual and punitive damages relating to the alleged breach of the master lease by the CSE Entities and tortious interference by us.  On April 19, 2011, the court dismissed with prejudice plaintiff’s claim against the defendants, all pursuant to a joint motion to dismiss filed by the parties.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.”  The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per common share:

2011				2010

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$24.000	$21.380	$0.37	First	$21.100	$17.000	$0.32
Second	24.460	19.070	0.38	Second	21.270	17.500	0.32
Third	22.050	14.400	0.40	Third	23.370	19.370	0.36
Fourth	19.870	14.450	0.40	Fourth	23.950	20.350	0.37
			$1.55				$1.37

The closing price for our common stock on the New York Stock Exchange on February 22, 2012 was $21.14 per share.  As of February 22, 2012 there were 103,898,612 shares of common stock outstanding with approximately 2,837 registered holders.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	801,238	$—	1,327,553

Equity compensation plans not approved by security holders	—	—	—

Total	801,238	$—	1,327,553

(1)
Reflects rights to receive 428,503 shares of restricted stock that are subject to vesting, and a maximum of 372,735 shares that could be earned if certain performance conditions are achieved under performance restricted stock units that vest between March 31, 2014 and December 31, 2014.

(2)	No exercise price is payable with respect to the restricted stock shares or the performance restricted stock units.
(3)	Reflects shares of common stock remaining available for future awards under our 2000 and 2004 Stock Incentive Plans.

The following table provides information about equity repurchases during the fourth quarter of 2011.

	Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 – October 31, 2011(2)	-	$-	-	$97,073,932
November 1, 2011 – November 30, 2011	-	-	-	$97,073,932
December 1, 2011 – December 31, 2011	-	-	-	$97,073,932
Total	-	$-	-	$97,073,932

(1)	On August 30, 2011, the Company announced that its Board of Directors had authorized the Company to repurchase up to $100,000,000 shares of its common stock over the subsequent twelve months.

(2)
On September 30, 2011, the Company entered open market transactions to repurchase 183,310 shares of common stock at an average price of $15.96 per share. This repurchase settled in the ordinary course on October 5, 2011, subsequent to the end of the third quarter of 2011.

Between May 31, 2011 and June 30, 2011, we issued 158,568 shares of our common stock at a weighted average price per share of $21.27 in cash pursuant to our 2010 ESP.  The shelf registration statement on Form S-3 relating to the 2010 ESP expired on April 10, 2011.  As a result, these 158,568 shares were inadvertently sold under an expired registration statement and do not appear to qualify for an exemption from registration under the Securities Act of 1933, as amended.  No sales under the 2010 ESP were made after June 30, 2011.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our company on a historical basis.  The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  Our historical operating results may not be comparable to our future operating results.  The comparability of our selected financial data is significantly affected by our CapitalSource acquisitions in 2009 and 2010 and our White Pine and Affiliates of CFG acquisitions in 2011.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Operating Data
Revenues from core operations	$292,204	$250,985	$179,008	$169,592	$159,558
Revenues from nursing home operations	-	7,336	18,430	24,170	-
Total revenues	$292,204	$258,321	$197,438	$193,762	$159,558

Income from continuing operations	$52,606	$58,436	$82,111	$77,691	$67,598

Net income available to common stockholders	47,459	49,350	73,025	70,551	59,451
Per share amounts:
Income from continuing operations:
Basic	$0.46	$0.52	$0.87	$0.93	$0.88
Diluted	0.46	0.52	0.87	0.93	0.88
Net income available to common stockholders:
Basic	$0.46	$0.52	$0.87	$0.94	$0.90
Diluted	0.46	0.52	0.87	0.94	0.90

Dividends, Common Stock(1)	$1.55	$1.37	$1.20	$1.19	$1.08
Dividends, Series D Preferred(1)	0.74	2.09	2.09	2.09	2.09

Weighted-average common shares outstanding,
basic	102,119	94,056	83,556	75,127	65,858
Weighted-average common shares outstanding,
diluted	102,177	94,237	83,649	75,213	65,886

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Gross investments	$2,831,132	$2,504,818	$1,803,743	$1,502,847	$1,322,964
Total assets	2,557,312	2,304,007	1,655,033	1,364,467	1,182,287
Revolving line of credit	272,500	-	94,100	63,500	48,000
Other long-term borrowings	1,278,900	1,176,965	644,049	484,697	525,709
Stockholders’ equity	878,484	1,004,066	865,227	787,988	586,127

(1)  Dividends per share are those declared and paid during such period.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement.  This document contains forward-looking statements within the meaning of the federal securities laws.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in “Item 1A” of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

On July 7, 2008, through bankruptcy court proceedings, we took ownership and/or possession of 15 facilities which were previously operated by Haven.  Prior to July 7, 2008, we had (i) leased eight facilities to Haven under a master lease agreement and (ii) provided mortgage financing to a Haven entity for seven facilities that we had previously consolidated according to accounting rules regarding variable interest entities then in place.  As a result of the bankruptcy court judgment, the mortgage on the seven facilities was retired in exchange for ownership of the facilities, and we were also awarded certain other operational assets of Haven.  In addition to receiving title to the seven facilities and certain other operational assets, on July 7, 2008, we assumed operating responsibility for the 15 Haven facilities.  In July 2008, a new entity (TC Healthcare) was formed to operate these properties on our behalf through the use of an independent contractor.  TC Healthcare’s managing member and sole voting member, an individual with experience in operating these types of facilities, has no equity investment at risk and is unrelated to Omega.  Omega and TC Healthcare entered into an agreement that required Omega to provide the working capital requirements for TC Healthcare and to absorb the operating losses of TC Healthcare.  The agreement also provided Omega with the right to receive the economic benefits of the entity.  TC Healthcare is a variable interest entity as the entity does not have sufficient equity investment at risk to support its operations without subordinated financial support.  Additionally, Omega has the power to direct the activities of TC Healthcare as Omega has the unilateral right to replace the shareholder.  Omega is deemed the primary beneficiary of TC Healthcare as Omega has the controlling economic interest in the entity and therefore, consolidated the operations of TC Healthcare.

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega and (iii) TC Healthcare.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results, assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer.  The operating revenues and expenses and related operating assets and liabilities of the two facilities are shown on a gross basis in our Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.  TC Healthcare was responsible for the collection of the accounts receivable earned and the liabilities incurred prior to the date of the transition to the new tenant/operator.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Our portfolio of investments at December 31, 2011, consisted of 438 healthcare facilities (including six assets held for sale), located in 35 states and operated by 51 third-party operators.  Our gross investment in these facilities totaled approximately $2.8 billion at December 31, 2011, with 99% of our real estate investments related to long-term healthcare facilities.  The portfolio is made up of (i) 385 SNFs, (ii) 10 ALFs, (iii) five specialty facilities, (iv) fixed rate mortgages on 32 SNFs and (v) six facilities and one parcel of land that are currently held for sale.  At December 31, 2011, we also held other investments of approximately $53.0 million, consisting primarily of secured loans to third-party operators of our facilities.

Current market and economic conditions, including deficits at both the federal and state level could result in additional cost-cutting at both the federal and state levels resulting in additional reductions to reimbursement rates and levels to our operators under both the Medicare and Medicaid programs. The state deficit could be exacerbated by the potential for increased enrollment in Medicaid due to prolonged high unemployment levels and declining family incomes, which could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

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

2011 and Recent Highlights

Acquisition and Other Investments

See “Portfolio and Other Developments” below for a description of 2011 acquisitions and other investments.

Series D Preferred Stock Redemption

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

We borrowed approximately $103 million under our previous $320 million senior secured revolving credit facility (the “2010 Credit Facility”) to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.5 million of preferred stock issuance costs that reduced first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

$575 Million 6.75% Senior Notes Exchange Offer

On June 2, 2011, we commenced an offer to exchange $575 million of our 6.75% Senior Notes due 2022 that have been registered under the Securities Act of 1933 for $575 million of our outstanding 6.75% Senior Notes due 2022, which were issued in October and November 2010 in two separate private placements.

All $575 million outstanding aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer and were exchanged for exchange notes as of July 14, 2011, pursuant to the terms of the exchange offer.  The exchange notes are identical in all material respects to the initial notes, except that the issuance of the exchange notes was registered under the Securities Act of 1933 and the provisions of the initial notes relating to transfer restrictions, registration rights and additional interest relating to registrations delays do not apply to the exchange notes.

$475 Million Unsecured Revolving Credit Facility

On August 16, 2011, we entered into our new $475 million 2011 Credit Facility and concurrently terminated our 2010 Credit Facility.  The 2011 Credit Facility is unsecured and matures in four years, on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million. See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below.

$100 Million Stock Repurchase Program

On August 30, 2011, Omega’s Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock from time to time over a period of 12 months following such authorization.

We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions at the times, and in the manner and amounts, as determined by Omega’s management and in accordance with the pricing guidelines approved by our Board of Directors and applicable law.  The timing and amount of stock repurchases will depend on a variety of factors, including market conditions and corporate and regulatory considerations.  We have no obligation to repurchase any amount of our common stock, and such repurchases, if any, may be discontinued at any time.  We fund stock repurchases under the program with borrowings under the 2011 Credit Facility.

On September 30, 2011, we entered into open market transactions to repurchase 183,310 shares of our common stock at an average price of $15.96 per share.  This repurchase of these common shares settled in the ordinary course on October 5, 2011.

Dividends

On January 13, 2012, the Board of Directors declared a common stock dividend of $0.41 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, that was paid February 15, 2012 to common stockholders of record on January 31, 2012.

On February 15, 2011, May 16, 2011, August 15, 2011 and November 15, 2011, we paid dividends to our common stockholders in the per share amounts of $0.37, $0.38, $0.40 and $0.40, for stockholders of record on January 31, 2011, April 29, 2011, August 1, 2011 and October 31, 2011, respectively.  We also paid a regular quarterly dividend of approximately $0.52344 per share on the Series D Preferred Stock on February 15, 2011, for stockholders of record on January 31, 2011, as well as all accrued and unpaid dividends up to and including March 7, 2011, the redemption date of the Series D Preferred Stock.

Portfolio and Other Developments

The partial expiration of certain Medicare rate increases and state cuts to Medicaid reimbursement rates has had an adverse impact on the revenues of the operators of nursing home facilities and could negatively impacted some operators’ ability to satisfy their monthly lease or debt payment to us.  See “Item 1 Business - Government Regulation and Reimbursement” above for further discussion.  In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under the Bankruptcy Code.

During the fourth quarter of 2011, we completed the following transactions, consisting of approximately $334 million in new investments:

•
$86 million of new investments with affiliates of Persimmon and White Pine, both of which are new operators to Omega.  The investments included (i) the purchase/leaseback of four SNFs located in Maryland (3) and West Virginia (1) for $61 million including approximately $1 million to complete renovation at one facility and (ii) mortgages on three SNFs located in Maryland for $25 million.  These seven facilities operate a total of 938 beds.  The consideration for the new investments consisted of $56 million in cash and the assumption of $30 million in debt guaranteed by HUD with a blended interest rate of approximately 4.9%.

•
$128 million of new investments with Affiliates of CFG, a new operator to Omega.  The investments included the purchase/leaseback of 17 SNFs located in Arkansas (12), Florida (1), Colorado (1), Wisconsin (1) and Michigan (2).  The consideration for the new investments consisted of $57 million in cash and the assumption of $71 million HUD debt related to 15 of the facilities yielding a blended interest rate of approximately 5.7%.

•
A $92.0 million new first mortgage loan with affiliates of Ciena.  The loan is secured by 13 SNFs located in Michigan, which operate a total of 1,421 beds.  The term of the mortgage is 10 years and it bears an initial interest rate of 11% with fixed escalators in years 4 and 7.  The mortgage is cross-defaulted with existing investments with affiliates of Ciena.

•	A $28.0 million, five-year amortizing term loan with affiliates of Signature with an interest rate of 10%.

2009 and 2010 CapitalSource Transactions

On November 17, 2009, we entered into a purchase agreement with CapitalSource, Inc. (“CapitalSource”) pursuant to which we agreed to purchase certain CapitalSource subsidiaries owning 80 long-term care facilities and an option to purchase certain other CapitalSource subsidiaries owning an additional 63 long-term care facilities.  Our acquisition of the CapitalSource subsidiaries pursuant to the terms of the purchase agreement was conducted in three separate closings: (i) on December 22, 2009, we acquired CapitalSource subsidiaries owning 40 long-term care facilities and an option to acquire an additional 63; (ii) on June 9, 2010, we exercised our option to acquire CapitalSource subsidiaries owning 63 long-term care; and (iii) on June 29, 2010, we acquired CapitalSource subsidiaries owning 40 long-term care.

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

As of December 31, 2010, we allocated approximately $282.0 million consisting of land ($22.5 million), building and site improvements ($241.9 million) and furniture and fixtures ($17.6 million).  We allocated approximately $9.5 million to in-place above market leases assumed at the first closing and approximately $19.8 million to in-place below market leases assumed at the first closing.  In 2010 and 2011, net amortization associated with net in-place below market leases assumed at the first closing was approximately $1.4 million and $1.3 million, respectively.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the December 22, 2009 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
$1.2	$2.2	$1.8	$2.5

The fair value of the debt assumed approximated face value.  We did not record goodwill in connection with this transaction.

HUD Portfolio Closing

On June 29, 2010, we purchased CapitalSource entities owning 40 facilities for approximately $271 million.   We also paid approximately $15 million for escrow accounts transferred to us at closing.  The 40 facilities are encumbered by approximately $182 million in long-term mortgage financing guaranteed by HUD and $20 million in subordinated notes.  The following summarizes the consideration paid at closing:

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

As of December 31, 2010, we allocated approximately $313.3 million consisting of land ($32.3 million), building and site improvements ($264.1 million) and furniture and fixtures ($16.9 million).  We allocated approximately $4.9 million to in-place above market leases assumed at the HUD portfolio closing and approximately $24.1 million to in-place below market leases assumed at the HUD portfolio closing.  In 2010 and 2011, net amortization associated with net in-place below market leases assumed at the HUD portfolio closing was approximately $1.9 million and $3.5 million, respectively.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 29, 2010 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
$3.2	$5.6	$3.0	$2.0

In addition, we recorded approximately $22.5 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  In 2010 and 2011, we amortized approximately $0.7 million and $1.4 million for the fair value adjustment, respectively.  We estimate amortization will average approximately $1.3 million per year for the next five years.  We did not record goodwill in connection with this transaction.

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

As of December 31, 2010, we allocated approximately $328.9 million consisting of land ($35.8 million), building and site improvements ($276.0 million) and furniture and fixtures ($17.1 million).  We allocated approximately $8.2 million to in-place above market leases assumed and approximately $18.8 million to in-place below market leases assumed at the Option portfolio closing.  In 2010 and 2011, net amortization associated with net in-place below market leases assumed at the Option portfolio closing was approximately $0.7 million and $1.3 million, respectively.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 9, 2010 acquisition as follows:

Less than 1 year	1-3 years	3-5 years	Thereafter
$0.9	$2.2	$2.3	$3.3

We did not record goodwill in connection with this transaction.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Operating Revenues

Our operating revenues for the year ended December 31, 2011, were $292.2 million, an increase of $33.9 million over the same period in 2010.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2011:

•
Rental income was $273.5 million, an increase of $40.7 million over the same period in 2010.  The increase was primarily due to: (i) the June 2010 CapitalSource acquisitions; and to a lesser degree (ii) the White Pine and Affiliates of CFG acquisitions in the fourth quarter of 2011 and (iiii) new lease amendments and the impact of incremental revenue associated with capital expenditures.

•
Mortgage interest income totaled $16.3 million, an increase of $5.9 million over the same period in 2010.  The increase was primarily due to (i) a $92.0 million first mortgage loan that we entered with an operator in November 2011; (ii) a $25.0 million first mortgage loan that we entered with a new operator in October 2011; (iii) two new construction-to-permanent mortgage loans that we entered into with an operator in August 2010; (iv) a $15.9 million first mortgage loan that we entered into with an operator in December 2010 and (v) a $5.0 million first mortgage loan that we entered into with an operator in September 2011.

•
Other investment income totaled $2.1 million, a decrease of $1.9 million over the same period in 2010.  The decrease was primarily the result of the $1.2 million income received from two mortgage - backed notes that were retired during the second quarter of 2010 and a reduction in the weighted average balance of notes outstanding, due in part, to loan repayment.

•
Miscellaneous revenue was $0.3 million, a decrease of $3.5 million over the same period in 2010.  The decrease was primarily due to a $3.7 million settlement with one of our prior operators in February 2010 for breach of contract related to failure to pay rent.

•
No nursing home revenues of owned and operated assets were recorded in 2011, compared to $7.3 million for the same period in 2010.  The decrease was due to the deconsolidation of two owned and operated facilities effective June 1, 2010.

Operating Expenses

Operating expenses for the year ended December 31, 2011, were $154.4 million, an increase of approximately $45.0 million over the same period in 2010.  Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2010:

•
Our depreciation and amortization expense was $100.3 million, compared to $84.6 million for the same period in 2010.  The increase primarily due to (i) the CapitalSource acquisitions in June 2010; and to a lesser degree (ii) the White Pine and Affiliates of CFG acquisitions in the fourth quarter of 2011 and (iii) additional capital renovation and improvement program throughout 2010 and 2011, partially offset by a reduction in depreciation expense associated with the impairments of the Connecticut facilities, the Murphy Healthcare III, LTC property and the Health and Hospital Corporation property.

•
Our general and administrative expense, excluding stock-based compensation expense was $13.4 million, compared to $12.8 million for the same period in 2010.  The increase was primarily due to increased costs associated with the closed Connecticut facilities.

•
Our restricted stock-based compensation expense was $6.0 million, an increase of $3.8 million over the same period in 2010.  The increase was primarily due to a new 2011 restricted stock grant for the employees.

•
In 2011, we recorded $26.3 million of provision for impairment, compared to $0.2 million for the same period in 2010.  The $26.3 million provision of impairment in 2011 primarily resulted from (i) a $24.4 million impairment on four closed Connecticut properties and (ii) three other facilities that have been or will be closed.

•
The $6.4 million provision for uncollectible mortgages, notes and accounts receivable in 2011 related the write-off of Formation Capital, LLC (“Formation”) straight line rent of $1.1 million and lease inducement of $3.0 million during the second quarter of 2011.  In addition, during the fourth quarter of 2011, we recorded a $2.3 million write-off associated with our Formation working capital note.

•
Nursing home expenses of owned and operated assets was $0.6 million, a decrease of $7.3 million over the same period in 2010.  The decrease was due to the deconsolidation of two owned and operated facilities effective June 1, 2010.  The 2011 cost relates to run-off costs.

Other Income (Expense)

For the year ended December 31, 2011, total other expenses were $86.9 million, a decrease of approximately $3.6 million over the same period in 2010. The increase in interest expense of approximately $13.8 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the CapitalSource acquisitions in 2010, the White Pine and Affiliates of CFG acquisitions during the fourth quarter of 2011 and to fund the Ciena and White Pine mortgages.  This was offset by (i) a decrease of $16.4 million in refinancing related costs which included (a) the write-off of $3.5 million during the second quarter of 2010 associated with the termination of our $200 million 2009 Credit Facility, (b) the write-off of $2.2 million during the fourth quarter of 2010 associated with the termination of our $100 million GECC loan and payment of a $3.0 million prepayment penalty premium, and (c) a penalty payment and costs of approximately $8.2 million and the write-off of approximately $2.6 million during the fourth quarter of 2010 associated with the tender offer and retirement of our outstanding $310 million 7% Senior Notes due 2014, as compared to the write-off of $3.1 million during 2011 associated with the termination of the $320 million 2010 Credit Facility and (ii) a decrease of $1.1 million in amortization of deferred financing costs related to: (a) the termination of the $200 million 2009 Credit Facility, (b) the $100 million GECC term loan payoff in October 2010 and (c) the redemption of our outstanding $310 million senior notes in December 2010.

2011 Taxes

Because we qualify as a REIT, we generally are not subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2011, we made preferred and common dividend payments of $161.9 million to satisfy REIT requirements relating to qualifying income.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2011 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2011 was $52.6 million compared to $58.4 million for the same period in 2010.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2011, was $172.5 million, compared to $134.1 million for the same period in 2010.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and, consequently, FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets.  We believe that FFO is an important supplemental measure of our operating performance.  Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions.  The term FFO was designed by the real estate industry to address this issue.  FFO herein is not necessarily comparable to FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

FFO is a non-GAAP financial measure.  We use FFO as one of several criteria to measure the operating performance of our business.  We further believe that by excluding the effect of depreciation, amortization, impairment on real estate assets and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other REITs.  We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP.  Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table presents our FFO results for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Net income available to common	$47,459	$49,350
(Deduct gain) add back loss from real estate dispositions	(1,670)	4
	45,789	49,354
Elimination of non-cash items included in net income:
Depreciation and amortization	100,337	84,623
Add back impairments on real estate properties	26,344	155
Funds from operations available to common stockholders	$172,470	$134,132

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

•
Our general and administrative expense, excluding stock-based compensation expense was $12.8 million, compared to $9.8 million for the same period in 2009.  The increase was primarily due to increased costs associated with the CapitalSource transaction, including payroll and payroll related expense, additional audit expense related to the HUD portfolio and taxes related to the acquisition.

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

Funds From Operations

Our FFO, for the year ended December 31, 2010, was $134.1 million, compared to $117.1 million for the same period in 2009.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the NAREIT, and, consequently, FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets.  We believe that FFO is an important supplemental measure of our operating performance.  Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions.  The term FFO was designed by the real estate industry to address this issue.  FFO herein is not necessarily comparable to FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

FFO is a non-GAAP financial measure.  We use FFO as one of several criteria to measure the operating performance of our business.  We further believe that by excluding the effect of depreciation, amortization, impairment on real estate assets and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other REITs.  We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP.  Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table presents our FFO results for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(in thousands)
Net income available to common	$49,350	$73,025
Add back loss (deduct gain) from real estate dispositions	4	(753)
	49,354	72,272
Elimination of non-cash items included in net income:
Depreciation and amortization	84,623	44,694
Add back impairments on real estate properties	155	159
Funds from operations available to common stockholders	$134,132	$117,125

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $2.6 billion, stockholders’ equity of $0.9 billion and debt of $1.6 billion, with such debt representing approximately 63.8% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2011.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,522,058	$4,188	$9,141	$457,688	$1,051,041
Interest payments on long-term debt	931,927	90,647	180,579	162,691	498,010
Operating lease obligations(2)	2,399	304	632	668	795
Total	$2,456,384	$95,139	$190,352	$621,047	$1,549,846

(1)
The $1.5 billion of debt outstanding includes $272.5 million in borrowings under the 2011 Credit Facility due in August 2015, $175 million aggregate principal amount of 7% Senior Notes due January 2016, $200 million aggregate principal amount of 7.5% Senior Notes due February 2020, $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, $20 million of 9.0% subordinated debt maturing in December 2021, $52 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, $126 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045, $71 million of HUD debt at a 5.70% weighted average annual interest rate maturing between October 2029 and July 2044 and $30 million of HUD debt at a 4.87% weighted average annual interest rate maturing between March 2036 and September 2040.

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

2010 Credit Facility

On August 16, 2011, we terminated our 2010 Credit Facility and recorded a non-cash charge of approximately $3.1 million relating to the write-off of deferred financing costs associated with the termination of the 2010 Credit Facility for the three month period ended September 30, 2011.

2011 Credit Facility

On August 16, 2011, concurrent with the termination of our 2010 Credit Facility, we entered into our new $475 million 2011 Credit Facility.  The 2011 Credit Facility matures in four years, on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million.

At December 31, 2011, we had $272.5 million outstanding under the 2011 Credit Facility, and no letters of credit outstanding, leaving availability of $202.5 million.  For the year ended December 31, 2011, the weighted average interest rate was 2.85%.

The 2011 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 225 basis points to 300 basis points) based on our consolidated leverage.  In the event the Company achieves at least two investment grade ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, the 2011 Credit Facility will be priced at LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  The Company’s applicable percentage above LIBOR was 250 basis points at December 31, 2011 under the 2011 Credit Facility.  The 2011 Credit Facility is used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, maintenance of REIT status and limitations on: indebtedness; investments; liens; mergers and consolidations; sales of assets; transactions with affiliates; negative pledges; prepayment of debt; use of proceeds; changes in lines of business; repurchases of the Company’s capital stock if a default or event of default occurs.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions.  As of December 31, 2011, we were in compliance with all affirmative and negative covenants, including financial covenants.

$100 Million Stock Repurchase Program

On August 30, 2011, Omega’s Board of Directors authorized the repurchase of up to $100 million of its outstanding common stock from time to time over a period of 12 months following such authorization.

We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions at the times, and in the manner and amounts, as determined by Omega’s management and in accordance with the pricing guidelines approved by our Board of Directors and applicable law.  The timing and amount of stock repurchases will depend on a variety of factors, including market conditions and corporate and regulatory considerations.  We have no obligation to repurchase any amount of our common stock, and such repurchases, if any, may be discontinued at any time.  We fund stock repurchases under the program with borrowings under the 2011 Credit Facility.

On September 30, 2011, we entered into open market transactions to repurchase 183,310 shares of our common stock at an average price of $15.96 per share.  This repurchase of these common shares settled in the ordinary course on October 5, 2011.

White Pine Mortgages Assumption

In connection with the October 31, 2011 White Pine acquisition, we assumed approximately $30 million in HUD - guaranteed indebtedness, which bears an interest ratio of 4.9% (weighted-average) and matures between March 2036 and August 2040.

Affiliates of CFG Mortgage Assumption

In connection with the December 23, 2011, Affiliates of CFG acquisitions, we assumed approximately $71 million in HUD - guaranteed indebtedness, which bears an interest ratio of 5.7% (weighted average) and matures between October 2029 and July 2044.

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

In 2011, we paid dividends of $1.55 per share of common stock and $0.74 per share of preferred stock.  In 2011, we paid a total of $161.9 million in dividends to common and preferred stockholders.

Common Dividends

On January 13, 2012, the Board of Directors declared a common stock dividend of $0.41 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, that was paid February 15, 2012 to common stockholders of record on January 31, 2012.

On October 13, 2011, the Board of Directors declared a common stock dividend of $0.40 per share that was paid November 15, 2011 to common stockholders of record on October 31, 2011.

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

We borrowed approximately $103 million under our previous 2010 Credit Facility to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.5 million of preferred stock issuance costs that reduced first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2011 Credit Facility and expected proceeds from mortgage payoffs are more than adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $0.4 million as of December 31, 2011, a decrease of $6.6 million as compared to the balance at December 31, 2010.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $169.8 million for the year ended December 31, 2011, as compared to $157.6 million for the same period in 2010, an increase of $12.2 million.  The increase was primarily due to the full year impact of rental revenue from the June 2010 acquisition of 103 facilities from CapitalSource and additional revenue associated with the 2011 White Pine and Affiliates of CFG acquisitions and the placement of additional mortgages, offset by additional interest associated with financing the acquisition and new mortgages.

Investing Activities – Net cash flow from investing activities was an outflow of $257.6 million for year ended December 31, 2011, as compared to an outflow of $394.8 million for the same period in 2010.  The decrease in cash outflow from investing activities relates primarily to the change in acquisition activities.  During the year ended December 31, 2010, we acquired $343.2 million real estate facilities, placed $20.7 million in new mortgages and invested $36.0 million in capital improvement projects.  During the year ended December 31, 2011, we acquired $86.7 million real estate facilities, placed five mortgage and construction-to-permanent mortgage loans for approximate $130.0 million and invested $19.6 million in capital improvement projects.

Financing Activities – Net cash flow from financing activities was an inflow of $81.3 million for the year ended December 31, 2011, as compared to an inflow of $242.0 million for the same period in 2010.  The decrease in cash inflow of $160.7 million from financing activities was primarily a result of: (i) net proceeds of $196.6 million of our 7.5% Senior Notes due 2020 issued in February 2010, net proceeds of $222.7 million of our 6.75% Senior Notes due 2022 issued in October 2010 and $360.5 million of our 6.75% Senior Notes due 2022 issued in November 2010; (ii) net proceeds of $138.8 million from our common stock issued through our Equity Shelf Program in 2010 compared to $31.2 million in 2011.  Offsetting these decreases were (i) approximately $470.5 million payment in 2010 related to the (a) repayment of $59.4 million during the first quarter of 2010 of debt assumed as part of the December 22, 2009 CapitalSource acquisition, (b) tender offer payment of our outstanding $310 million Senior Notes due 2014 in November 2010 and (c) payoff of $100 million GECC term loan in October 2010; (ii) increase in dividend payments of $23.0 million due to an increase in the number of shares outstanding and dividends per share in 2011 compared to 2010; (iii) $108.6 million redemption of our preferred stock through the use of our prior 2010 Credit Facility in 2011; and (vi) in 2010, we paid $31.6 million related to deferred financing costs and refinancing costs primarily associated with the (a) issuance of our $200 million 7.5% Senior Notes due 2020 in February 2010 and the 2010 Credit Facility in April 2010, (b) issuance of our $225 million 6.75% Senior Notes due 2022 in October 2010 and our $350 million 6.75% Senior Notes due 2022 in November 2010 and (c) prepayment penalty premium of $3.0 million for paying off $100 million GECC term loan prior to its maturity and approximately $7.7 million penalty payment associated with the tender offer of our outstanding $310 million Senior Notes due 2014, compared to $2.6 million we paid in 2011 and (v) $2.9 million repurchase of our common stock in 2011 under our $100 Million Stock Repurchase Program.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies are described in “Note 2 – Summary of Significant Accounting Policies.”  These policies were followed in preparing the consolidated financial statements for all periods presented.  Actual results could differ from those estimates.

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

Nursing home revenues of owned and operated assets consist of long-term care revenues, rehabilitation therapy services revenues, temporary medical staffing services revenues and other ancillary services revenues. The revenues are recognized as services are provided.  Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid.  Revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment.  Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  For additional information, see “Note 4 – Owned and Operated Assets.”

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

For the years ended December 31, 2011, 2010, and 2009, we recognized impairment losses of $26.3 million, $0.2 million and $0.2 million, respectively.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.

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

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans for which no impairment reserves were recorded because the net present value of the discounted cash flows and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loans.  Under the cost recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to interest income.  As of December 31, 2011 and 2010, we had loan loss reserve totaling $2.0 million and $2.2 million, respectively.  In 2011, we recorded provisions for loan losses of $2.3 million.  In 2010 and 2009 we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios.  For additional information see “Note 5 – Mortgage Notes Receivable” and “Note 6 – Other Investments.”

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

We had six facilities and one parcel of land classified as held for sale as of December 31, 2011 with a net book value of $2.5 million.  The assets were not classified as discontinued operations.

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

The following disclosures of estimated fair value of financial instruments are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument.  Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results” set forth above. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

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

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2011 includes our credit facility. The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes - The fair value of the senior unsecured notes is estimated by discounting the future cash flows using the current borrowing rate available for the similar debt.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2011 was approximately $1.6 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $91.1 million at December 31, 2011.  The estimated fair value of our total long-term borrowings at December 31, 2010 was approximately $1.2 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $82.3 million at December 31, 2010.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.  The summary of unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 is included in “Note 17” to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2011, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management's assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in our 2011 financial statements under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

For information regarding executive officers of our Company, see “Item 1 – Business – Executive Officers of Our Company.”

Code of Business Conduct and Ethics.  We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and controller.  A copy of our Code of Ethics is available on our website at www.omegahealthcare.com, and print copies are available upon request without charge.  You can request print copies by contacting our Chief Financial Officer in writing at Omega Healthcare Investors, Inc., 200 International Circle, Suite 3500, Hunt Valley, Maryland 21030 or by telephone at 410-427-1700.  Any amendment to our Code of Ethics or any waiver of our Code of Ethics will be disclosed on our website at www.omegahealthcare.com promptly following the date of such amendment or waiver.

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-41
Schedule IV – Mortgage Loans on Real Estate	F-43

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or have been omitted because sufficient information has been included in the notes to the Financial Statements.

(a)(3) Listing of Exhibits — See “Index to Exhibits” beginning on Page I-1 of this report.

(b)           Exhibits — See “Index to Exhibits” beginning on Page I-1 of this report.

(c)   Financial Statement Schedules — The following consolidated financial statement schedules are included herein:

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 27, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
of Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 27, 2012

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2011	2010

ASSETS
Real estate properties
Land and buildings	$2,537,039	$2,366,856
Less accumulated depreciation	(470,420)	(380,995)
Real estate properties – net	2,066,619	1,985,861
Mortgage notes receivable – net	238,675	108,557
	2,305,294	2,094,418
Other investments – net	52,957	28,735
	2,358,251	2,123,153
Assets held for sale – net	2,461	670
Total investments	2,360,712	2,123,823

Cash and cash equivalents	351	6,921
Restricted cash	34,112	22,399
Accounts receivable – net	100,664	92,819
Other assets	61,473	57,172
Operating assets for owned and operated properties	—	873
Total assets	$2,557,312	$2,304,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$272,500	$—
Secured borrowings	303,610	201,296
Unsecured borrowings – net	975,290	975,669
Accrued expenses and other liabilities	127,428	121,859
Operating liabilities for owned and operated properties	—	1,117
Total liabilities	1,678,828	1,299,941

Stockholders’ equity:
Preferred stock issued and outstanding – 4,340 shares Series D with an aggregate liquidation preference of $108,488 as of December 31, 2010	—	108,488
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 103,410 shares as of December 31, 2011 and 99,233 as of December 31, 2010	10,341	9,923
Common stock – additional paid-in-capital	1,471,381	1,376,131
Cumulative net earnings	633,430	580,824
Cumulative dividends paid	(1,236,668)	(1,071,300)
Total stockholders’ equity	878,484	1,004,066
Total liabilities and stockholders’ equity	$2,557,312	$2,304,007

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues
Rental income	$273,517	$232,772	$164,468
Mortgage interest income	16,274	10,391	11,601
Other investment income – net	2,070	3,936	2,502
Miscellaneous	343	3,886	437
Nursing home revenues of owned and operated assets	-	7,336	18,430
Total operating revenues	292,204	258,321	197,438
Expenses
Depreciation and amortization	100,337	84,623	44,694
General and administrative	19,432	15,054	11,742
Acquisition costs	1,204	1,554	1,561
Impairment on real estate properties	26,344	155	159
Provisions for uncollectible mortgages, notes and accounts receivable	6,439	-	2,765
Nursing home expenses of owned and operated assets	653	7,998	20,632
Total operating expenses	154,409	109,384	81,553

Income before other income and expense	137,795	148,937	115,885
Other income (expense)
Interest income	40	105	21
Interest expense	(81,154)	(67,340)	(36,077)
Interest – amortization of deferred financing costs	(2,674)	(3,780)	(2,472)
Interest – refinancing costs	(3,071)	(19,482)	(526)
Litigation settlements	-	-	4,527
Total other expense	(86,859)	(90,497)	(34,527)

Income before gain (loss) on assets sold	50,936	58,440	81,358
Gain (loss) on assets sold – net	1,670	(4)	753
Net income	52,606	58,436	82,111
Preferred stock dividends	(1,691)	(9,086)	(9,086)
Preferred stock redemption	(3,456)	-	-
Net income available to common stockholders	$47,459	$49,350	$73,025

Income per common share available to common stockholders:
Basic:
Net income	$0.46	$0.52	$0.87
Diluted:
Net income	$0.46	$0.52	$0.87

Weighted-average shares outstanding, basic	102,119	94,056	83,556
Weighted-average shares outstanding, diluted	102,177	94,237	83,649

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Common Stock Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Total

Balance at December 31, 2008 (82,382 common shares)	$108,488	$8,238	$1,054,157	$440,277	$(823,172)	$787,988
Issuance of common stock:
Grant of restricted stock (10 shares at $15.79 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	1,907	—	—	1,907
Vesting of restricted stock (grants 45 shares)	—	4	(722)	—	—	(718)
Dividend reinvestment and stock purchase plan (1,692 shares at $16.12 per share)	—	169	27,060	—	—	27,229
Exercised options (3 shares at an average exercise price of $6.12 per share)	—	1	18	—	—	19
Grant of stock as payment of directors fees (7 shares at an average of $15.25 per share)	—	1	99	—	—	100
Equity Shelf Program (1,413 shares at $17.17 per share, net of issuance costs)	—	141	22,879	—	—	23,020
Issuance of common stock for acquisition (2,715 shares at $19.45 per share)	—	272	52,534	—	—	52,806
Net income	—	—	—	82,111	—	82,111
Common dividends ($1.20 per share).	—	—	—	—	(100,149)	(100,149)
Preferred dividends (Series D of $2.09 per share)	—	—	—	—	(9,086)	(9,086)

Balance at December 31, 2009 (88,266 common shares)	108,488	8,827	1,157,931	522,388	(932,407)	865,227
Issuance of common stock:
Grant of restricted stock (13 shares at $20.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	2,180	—	—	2,180
Vesting of restricted stock (grants 112 shares)	—	11	(2,119)	—	—	(2,108)
Dividend reinvestment and stock purchase plan (2,961 shares at $20.45 per share)	—	296	60,215	—	—	60,511
Exercised options (15 shares at an average exercise price of $6.12 per share)	—	1	88	—	—	89
Grant of stock as payment of directors fees (7 shares at an average of $20.07 per share)	—	1	149	—	—	150
Equity Shelf Program (6,865 shares at $20.74 per share, net of issuance costs)	—	687	138,094	—	—	138,781
Issuance of common stock for acquisition (995 shares at $19.80 per share)	—	99	19,594	—	—	19,693
Net income	—	—	—	58,436	—	58,436
Common dividends ($1.37 per share).	—	—	—	—	(129,807)	(129,807)
Preferred dividends (Series D of $2.09 per share)	—	—	—	—	(9,086)	(9,086)

Balance at December 31, 2010 (99,233 common shares)	108,488	9,923	1,376,131	580,824	(1,071,300)	1,004,066
Issuance of common stock:
Grant of restricted stock (13 shares at $22.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	5,984	—	—	5,984
Vesting of restricted stock (grants 68 shares)	—	7	(1,261)	—	—	(1,254)
Dividend reinvestment plan (2,853 shares at $20.78 per share)	—	285	58,833	—	—	59,118
Grant of stock as payment of directors fees (8 shares at an average of $19.43 per share)	—	1	149	—	—	150
Equity Shelf Program (1,419 shares at $22.61 per share, net of issuance costs)	—	142	31,068	—	—	31,210
Common stock repurchase (183 shares at $15.96 per share)	—	(18)	(2,910)	—	—	(2,928)
Preferred stock redemption	(108,488)	—	3,388	—	(3,456)	(108,556)
Net income	—	—	—	52,606	—	52,606
Common dividends ($1.55 per share).	—	—	—	—	(158,707)	(158,707)
Preferred dividends (Series D of $0.74 per share)	—	—	—	—	(3,205)	(3,205)

Balance at December 31, 2011 (103,410 common shares)	$—	$10,341	$1,471,381	$633,430	$(1,236,668)	$878,484

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities
Net income	$52,606	$58,436	$82,111
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100,337	84,623	44,694
Impairment on real estate properties	26,344	155	159
Provisions for uncollectible mortgages, notes and accounts receivable	6,439	—	2,765
Amortization of deferred financing and refinancing costs	5,745	23,262	2,998
Restricted stock amortization expense	6,037	2,211	1,918
(Gain) loss on assets sold – net	(1,670)	4	(753)
Amortization of acquired in-place leases – net	(6,088)	(3,968)	—
Other	(150)	(93)	(181)
Gain on sale of securities	—	(789)	—
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(1,463)	(45)	(180)
Straight-line rent	(12,560)	(11,210)	(8,893)
Lease inducement	3,380	(6)	(213)
Effective yield receivable on mortgage notes	(1,341)	—	—
Other operating assets and liabilities	(7,601)	2,762	14,316
Operating assets and liabilities for owned and operated properties	(244)	2,221	8,482
Net cash provided by operating activities	169,771	157,563	147,223

Cash flow from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(86,704)	(343,180)	(159,476)
Placement of mortgage loans	(130,042)	(20,657)	—
Proceeds from sale of real estate investments	5,150	81	862
Capital improvements and funding of other investments	(19,597)	(36,025)	(23,232)
Proceeds from other investments	6,983	21,324	42,038
Investments in other investments	(33,504)	(16,436)	(44,944)
Investment in purchase option	—	—	(25,000)
Collection of mortgage principal – net	74	78	748
Net cash used in investing activities	(257,640)	(394,815)	(209,004)

Cash flow from financing activities
Proceeds from credit line borrowings	569,000	385,000	273,600
Payments of credit line borrowings	(296,500)	(479,100)	(243,000)
Receipts of other long-term borrowings	—	779,770	100,000
Payments of other long-term borrowings	(2,593)	(470,478)	—
Payment of financing related costs	(4,305)	(31,579)	(7,173)
Receipts from Dividend Reinvestment Plan – net	59,118	60,511	27,229
Payments for exercised options and restricted stock – net	(1,254)	(2,019)	(699)
Net proceeds from issuance of common stock	31,210	138,781	23,020
Dividends paid	(161,893)	(138,883)	(109,235)
Repurchase of common stock	(2,928)	—	—
Redemption of preferred stock	(108,556)	—	—
Net cash provided by financing activities	81,299	242,003	63,742

(Decrease) increase in cash and cash equivalents	(6,570)	4,751	1,961
Cash and cash equivalents at beginning of year	6,921	2,170	209
Cash and cash equivalents at end of year	$351	$6,921	$2,170
Interest paid during the year, net of amounts capitalized	$79,199	$60,290	$36,184

Non-cash investing activities:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Assumed debt obligations	$101,259	$202,015	$59,354
Non-cash settlement of mortgage obligations	—	(12,395)	—
Non-cash acquisition of real estate properties	—	12,395	—
Stock consideration issued for acquisition	—	19,693	52,806
Total non-cash real estate acquisition related items	$101,259	$221,708	$112,160

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

Substantially all depreciation expenses reflected in the consolidated statements of income relate to the ownership of our investment in real estate.  At December 31, 2011, we have investments in 438 healthcare facilities located throughout the United States, including six facilities that are currently held for sale.

Consolidation

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega, and (iii) TC Healthcare, a variable interest entity (“VIEs”) that we consolidate.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

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

As of December 31, 2011 and 2010, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed.  We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2011 and 2010, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of December 31, 2011 and 2010.

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

For the years ended December 31, 2011, 2010 and 2009 we recognized impairment losses of $26.3 million, $0.2 million and $0.2 million, respectively.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.  See Note 3 for further details.

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

We currently account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loans.  Under the cost recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to interest income.  As of December 31, 2011 and 2010, we had loan loss reserves totaling $2.0 million and $2.2 million, respectively.  In 2011, we recorded provisions for loan losses of $2.3 million related to a working capital note.  In 2010 and 2009 we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios.  For additional information see Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments.

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

                 A summary of our net receivables by type is as follows:

	December 31,
	2011	2010
	(in thousands)

Contractual receivables	$4,683	$5,354
Straight-line receivables	74,945	62,423
Lease inducements	22,677	29,026
Allowance	(1,641)	(3,984)
Accounts receivable – net	$100,664	$92,819

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

During the second quarter of 2011, we entered into a master transition agreement (“2011 MTA”) with one of our current lessee/operators and a third party lessee/operator to transition the facilities from the current operator to the new operator.  The 2011 MTA closing was subject to receipt of healthcare regulatory approvals from several states for the operating license transfer from the current operator to the new operator.  Upon closing of the 2011 MTA, the old lease was terminated and the new operator entered into a new twelve-year master lease for the facilities effective January 1, 2012.  As a result of the 2011 MTA, during the second quarter of 2011, we evaluated the recoverability of the straight-line rent receivable and lease inducements associated with the current lease and have recorded a $4.1 million provision for uncollectible accounts associated with straight-line receivables and lease inducements.

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in stockholders’ equity during a period including unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments.

Deferred Financing Costs

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximate the effective interest method. Amortization of financing costs totaling $2.7 million, $3.8 million and $2.5 million in 2011, 2010 and 2009, respectively, is classified as “interest - amortization of deferred financing costs” in our consolidated statements of income.  When financings are terminated, unamortized amounts paid, as well as charges incurred for the termination, are expensed at the time the termination is made.  Gains and losses from the extinguishment of debt are presented within income from continuing operations in the accompanying consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as other investments, including working capital loans.  We recognize rental income and other investment income as earned over the terms of the related master leases and notes, respectively.  Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the interest method.  In applying the interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

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

Assets Held for Sale and Discontinued Operations

The operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition, are reflected as assets held for sale in our consolidated balance sheets.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of income for all periods presented and assets held for sale in the consolidated balance sheets for all periods presented.  We had six facilities and one parcel of land classified as held for sale as of December 31, 2011 with a net book value of $2.5 million.  The assets were not classified as discontinued operations.

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

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Code.  As long as we qualify as a REIT; we will not be subject to Federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions.  In 2011, we paid preferred and common dividend payments of $161.9 million which satisfies the 2011 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The loss carry forward of $1.1 million was fully reserved with a valuation allowance due to uncertainties regarding realization.  We record interest and penalty charges associated with tax matters as income tax.  For additional information on income taxes, see Note 11 – Taxes.  As of December 31, 2011, we did not have any unrecognized tax benefits.  We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months.  We are subject to examination by the respective taxing authorities for the tax years 2007 through 2011.

Stock-Based Compensation

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 385 SNFs, 10 ALFs and five specialty facilities at December 31, 2011, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of the leases and master leases provide for minimum annual rentals that are typically subject to annual increases based upon fixed escalators or the lesser of a fixed amount or increases derived from changes in CPI.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2011	2010
	(in thousands)
Buildings	$2,157,015	$2,011,028
Site improvement and equipment	184,503	171,422
Land	195,521	184,406
	2,537,039	2,366,856
Less accumulated depreciation	(470,420)	(380,995)
Total	$2,066,619	$1,985,861

The future minimum estimated contractual rents due for the remainder of the initial terms of the leases are as follows at December 31, 2011:

(in thousands)
2012	$272,866
2013	280,435
2014	259,192
2015	262,566
2016	242,850
Thereafter	1,200,004
Total	$2,517,913

Below is a summary of the significant transactions that occurred from 2009 to 2011.

2011 Acquisitions

Capital Funding Group, Inc.

On December 23, 2011, we purchased 17 SNFs from affiliates of Capital Funding Group, Inc. (“CFG”), a new operator to Omega, for an aggregate purchase price of $128 million.  The acquisition consisted of the assumption of $71.3 million of indebtedness guaranteed by the Department of Housing and Urban Development (“HUD”) and $56.7 million in cash.

The $71.3 million of assumed HUD debt is comprised of 15 HUD mortgage loans with a blended interest rate of 5.70% and maturities between October 2029 and July 2044.

The 17 SNFs, representing 1,820 available beds, are located in Arkansas (12), Colorado (1), Florida (1), Michigan (2) and Wisconsin (1). The transaction involved two separate master lease agreements covering all 17 SNFs.

As of December 31, 2011, we allocated approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value  adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will approximately $0.1 million per year over the next five years. We have not recorded goodwill in connection with this transaction.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Persimmon Ventures, LLC and White Pine Holdings, LLC

During the fourth quarter of 2011, we completed $86 million of combined new investments with affiliates of Persimmon and White Pine, both new operators to Omega.  The investments involved a purchase / lease back transaction and a mortgage transaction.  The combined transaction consists of 7 facilities and 938 beds.

Purchase / Lease Back Transaction

We purchased four SNFs located in Maryland (3) and West Virginia (1), totaling 586 beds for a total investment of $61 million, including approximately $1 million to complete renovations at one facility.  The consideration consisted of $31 million in cash and the assumption of $30 million in HUD – guaranteed indebtedness, which bears an interest rate of 4.87% (weighted-average) and matures between March 2036 and September 2040.

Acquisition costs related to the CFG and White Pine acquisition were approximately $1.2 million in 2011.

Mortgage Transaction

We entered into a first mortgage loan with White Pine in the amount of $25 million secured by a lien on three SNFs, totaling 352 beds, all located in Maryland.

The overall combined transaction totaled $86 million, consisting of $56 million in cash and $30 million in assumed HUD indebtedness, with a combined initial annual yield of approximately 10%.

As of December 31, 2011, we allocated approximately $62.7 million consisting of land ($4.4 million), buildings and site improvements ($55.0 million) and furniture and fixtures ($3.3 million).  One of the facilities acquired in connection with this transaction on December 30, 2011 is in the process of being renovated.  We recorded approximately $3.0 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.2 million per year over the next five years. We have not recorded goodwill in connection with this transaction.

143 Facility CapitalSource Acquisitions (2009 – 2010)

In November 2009, we entered into a securities purchase agreement (the “CapitalSource Purchase Agreement”) with CapitalSource Inc. (NYSE: CSE) (“CapitalSource”) and several of its affiliates, pursuant to which we agreed to purchase CapitalSource subsidiaries owning 80 long term care facilities, plus an option to purchase CapitalSource subsidiaries owning an additional 63 facilities (the “Option”), for approximately $858 million.  Our acquisition of the CapitalSource subsidiaries pursuant to the terms of the purchase agreement was conducted in three separate closings: (i) on December 22, 2009, we acquired CapitalSource subsidiaries owning 40 long-term care facilities and an option to acquire an additional 63 facilities; (ii) on June 9, 2010, we exercised our option to acquire CapitalSource subsidiaries owning 63 long-term care facilities; and (iii) on June 29, 2010, we acquired CapitalSource subsidiaries owning 40 long-term care facilities.  We accounted for these acquisitions as business combinations.  We incurred approximately $3.1 million in transaction costs for the transactions, of which $1.6 million was expensed during 2009 and $1.5 million was expensed in 2010.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

         As of December 31, 2010, we allocated approximately $282.0 million consisting of land ($22.5 million), building and site improvements ($241.9 million) and furniture and fixtures ($17.6 million).  We allocated approximately $9.5 million to in-place above market leases assumed at the first closing and approximately $19.8 million to in-place below market leases assumed at the first closing.  In 2010 and 2011, net amortization associated with net in-place below market leases assumed at the first closing was approximately $1.4 million and $1.3 million, respectively.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the December 22, 2009 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
$1.2	$2.2	$1.8	$2.5

                The fair value of the debt assumed approximated face value.  We did not record goodwill in connection with this transaction.

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

As of December 31, 2010, we allocated approximately $313.3 million consisting of land ($32.3 million), building and site improvements ($264.1 million) and furniture and fixtures ($16.9 million).  We allocated approximately $4.9 million to in-place above market leases assumed and approximately $24.1 million to in-place below market leases assumed at the HUD portfolio closing.  In 2010 and 2011, net amortization associated with net in-place below market leases assumed at the HUD portfolio closing was approximately $1.9 million and $3.5 million, respectively.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 29, 2010 acquisition as follows (in millions):

Less than 1 year	1-3 years	3-5 years	Thereafter
$3.2	$5.6	$3.0	$2.0

                In addition, we recorded approximately $22.5 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  In 2010 and 2011, we amortized approximately $0.7 million and $1.4 million for the fair value adjustment, respectively.  We estimate amortization will average approximately $1.3 million per year for the next five years.  We did not record goodwill in connection with this transaction.

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

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                As of December 31, 2010, we allocated approximately $328.9 million consisting of land ($35.8 million), building and site improvements ($276.0 million) and furniture and fixtures ($17.1 million).  We allocated approximately $8.2 million to in-place above market leases assumed and approximately $18.8 million to in-place below market leases assumed at the Option portfolio closing.  In 2010 and 2011, net amortization associated with net in-place below market leases assumed at the Option portfolio closing was approximately $0.7 million and $1.3 million, respectively.  We estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 9, 2010 acquisition as follows:

Less than 1 year	1-3 years	3-5 years	Thereafter
$0.9	$2.2	$2.3	$3.3

                We did not record goodwill in connection with this transaction.

The facilities acquired from CapitalSource on June 9, 2010 and June 29, 2010 and from White Pine and CFG in the fourth quarter of 2011 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operation reflect each of the CapitalSource transactions, White Pine and CFG as if they occurred on January 1, 2010.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisition have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2011	2010
	(in thousands, except per share amount, unaudited)
Revenues	$312,320	$311,310
Net income available to common stockholders	52,553	61,415

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.46	$0.52
Net income available to common stockholders – pro forma	$0.51	$0.65

Connecticut Properties

In January 2011, upon our request, a complaint was filed by the State of Connecticut, Commissioner of Social Services (the “State”), against the licensees/operators of our four Connecticut SNFs, seeking the appointment of a receiver.  The SNFs were leased and operated by FC/SCH and were managed by Genesis.  The Superior Court, Judicial District of Hartford, Connecticut appointed a receiver.

The receiver is responsible for (i) operating the facilities and funding all operational expenses incurred after the appointment of the receiver and (ii) providing the court with recommendations regarding the facilities.  In March 2011, the receiver moved to close all four SNFs and we objected.  At the hearing held on April 21, 2011, we stated our position that the receiver failed to comply with the statutory requirements prior to recommending the facilities’ closure.  In addition, alternative operators expressed interest in operating several of the facilities.  On April 27, 2011, the Court granted the receiver’s motion and ordered the facilities closed.

We timely filed our notice of appeal, taking the position that the Court's Order (the “Order”) is final and appealable, and erroneous.  Following our notice of appeal, we negotiated a stipulation with the State and the receiver which afforded it significant concessions.  Those concessions included: (a) an agreed recognition of us as a secured lienholder with a priority claim, (b) an accelerated time frame for the (i) allocation by the receiver of collected funds between pre- and post- receivership periods, and (ii) disbursement to us of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions, we withdrew our appeal.

As a result of the Order, we recorded an impairment charge of $24.4 million during the three-month period ended March 31, 2011, to reduce the carrying values of the Connecticut facilities to their fair values based on uses other than SNFs using level 3 fair value measurements.  At December 31, 2011, all of the residents of the four facilities have been relocated and the receiver has surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale (for purposes other than the operation of skilled nursing care) and have classified the facilities as held for sale.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

FC/SCH Facilities

During the second quarter of 2011, we entered into a master transition agreement (“2011 MTA”) with one of our current lessee/operators and a third party lessee/operator to transition the facilities from the current operator to the new operator.  The 2011 MTA closing is subject to receipt of healthcare regulatory approvals from several states for the operating license transfer from the current operator to the new operator.  All healthcare regulatory approvals were received from Massachusetts, New Hampshire, Rhode Island and West Virginia in late 2011 and the transfer occurred on January 1, 2012.  The Vermont facilities will be transferred to the master lease when regulatory approval from Vermont occurs.

As a result of the MTA, during the second quarter of 2011, we evaluated the recoverability of the straight-line rent and lease inducements associated with FC/SCH and recorded a $4.1 million provision for uncollectible accounts associated with straight-line receivables and lease inducements.

Assets Sold or Held for Sale

On September 29, 2011, we sold a SNF in North Carolina for approximately $4.2 million resulting in a gain of approximately $1.7 million.

On November 1, 2011, we received a $1.0 million lease termination fee from a SNF operator in Indiana and simultaneously recorded a $0.9 million impairment charge to reduce the carrying value of the SNF to its estimated fair value.  Also, on November 1, 2011, we recorded a $0.5 million impairment charge to reduce the carrying value of a SNF in Arkansas to its estimated fair value.

At December 31, 2011, we had six facilities and one parcel of land classified as held-for-sale with a net book value of approximately $2.5 million.

NOTE 4 – OWNED AND OPERATED ASSETS

In November 2007, affiliates of Haven, one of our former operators/lessees/mortgagors, operated under Chapter 11 bankruptcy protection.  Commencing in February 2008, the assets of the Haven facilities were marketed for sale via an auction process to be conducted through proceedings established by the bankruptcy court.  The auction process failed to produce a qualified buyer.  As a result, and pursuant to our rights as ordered by the bankruptcy court, Haven moved the bankruptcy court to authorize us to credit bid certain of the indebtedness that it owed to us in exchange for taking ownership of and transitioning certain of its assets to a new entity in which we have a substantial ownership interest, all of which was approved by the bankruptcy court on July 4, 2008.  Effective July 7, 2008, we took ownership and/or possession of 15 facilities previously operated by Haven.  TC Healthcare, a new entity and an interim operator, in which we have a substantial economic interest, began operating these facilities on our behalf through an independent contractor.

On August 6, 2008, we entered into a Master Transaction Agreement (“2008 MTA”) with affiliates of FC/SCH whereby FC/SCH agreed (subject to certain closing conditions, including the receipt of licensure) to lease 14 SNFs and one ALF facility under a master lease.  These facilities were formerly leased to Haven.

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of FC/SCH, in accordance with the terms of the 2008 MTA.  These 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis has entered into a long-term management agreement with FC/SCH to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which were operated by TC Healthcare until May 31, 2010, they were then transferred to FC/SCH upon licensure from the state of Vermont.  As a result of the transition of the operations to FC/SCH, we no longer operate any owned and operated facilities, effective June 1, 2010.  Our consolidated financial statements include the results of operations of Vermont facilities from July 7, 2008 to May 31, 2010.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	For Year Ended December 31,
	2011	2010 (1)	2009
	(in thousands)
Nursing home revenues	$—	$7,336	$18,430

Nursing home expenses	653	7,998	20,632
Loss from nursing home operations	$(653)	$(662)	$(2,202)
(1)    2010 includes revenues and expenses for two facilities from January 1, 2010 through May 31, 2010.

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2011, mortgage notes receivable relate to 12 fixed-rate mortgages on 32 long-term care facilities and one construction mortgage on a facility currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five states, operated by six independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2011	2010
	(in thousands)

3 Ciena Construction Mortgage notes; interest at 12.50%	$12,798	$4,757
Mortgage note due 2012; interest at 10.00%	5,000	—
Mortgage note due 2014; monthly payment of $66,914, including interest at 11.00%	6,504	6,577
Mortgage note due 2016; interest at 11.50%	11,545	11,395
Mortgage note due 2021; interest at 11.00%	92,000	—
Mortgage note due 2023; interest at 11.00%	69,928	69,928
Mortgage note due 2030; interest at 10.20%	15,900	15,900
3 Mortgage notes due 2046; interest at 12.00%	25,000	—
Total mortgages — net (1)	$238,675	$108,557
(1)    Mortgage notes are shown net of allowances of $0.0 million in 2011 and 2010.

2011 Mortgage Note Activity

Ciena Multiple Facilities Loan

On November 14, 2011, we entered into a $92.0 million first mortgage loan with affiliates of Ciena Health Care Management Inc. to finance Ciena’s purchase of 13 SNFs in Michigan, totaling 1,421 beds.  The term of the mortgage is 10 years.  The interest rate during the first 3 years will accrue at a fixed annual rate of 11%.  During loan years 4, 5 and 6, interest will accrue at a fixed annual rate of 11.75% and during the remaining term of the note, interest will accrue at a fixed annual rate of 12.5%.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

White Pine Mortgage Loan

On October 31, 2011, and simultaneous with the close of the purchase / leaseback transaction with White Pine, we entered into a first mortgage loan in the amount of $25 million secured by a lien on three SNFs, totaling 352 beds, all located in Maryland.

Nexion Health, Inc.

On July 18, 2011, we entered into a $5.0 million first mortgage loan with Nexion Health, Inc. (“Nexion”) to finance Nexion’s purchase of one SNF in Texas.  The mortgage loan matures in July 2012 and carries an annual interest rate of 10%.

Ciena Construction Mortgage Loan

In October 2011, we agreed to a third Construction Mortgage Loan for an aggregate of $7.8 million to affiliates of Ciena Health Care Management Inc. for constructing a new SNF in Michigan.  The loan terms are the same as the two construction loans above.  As of December 31, 2011, we have funded a total of approximately $2.2 million for the construction of the 120 bed facility.

2010 Mortgage Note Activity

Meridian Secured Mortgage Note

In December 2010, we entered into a first mortgage loan with a new operator of Omega in the amount of $15.9 million on three SNFs, totaling 240 beds.  All three facilities are located in Florida.  The term of the mortgage is 20 years.  The interest rate is 10%, with annual escalators of 2%.

Ciena Construction Mortgage Loan

In August 2010, we agreed to a Construction Mortgage Loan for an aggregate of $5.6 million to affiliates of Ciena Health Care Management Inc. for the purpose of constructing a new SNF in Michigan.  The loan is an interest only loan and bears interest at an annual rate of 12.5% and matures on the 10th anniversary of the completion of construction of the facility.  As of December 31, 2010 and 2011, we have funded a total of approximately $4.2 million and $5.6 million, respectively for the construction of the 120 bed facility.

In November 2010, we agreed to a second Construction Mortgage Loan for an aggregate of $5.3 million to affiliates of Ciena Health Care Management Inc. for constructing a new SNF in Michigan.  The loan terms are the same as the first construction loan above.  As of December 31, 2010 and 2011, we have funded a total of approximately $0.6 million and $5.0 million, respectively for the construction of the 113 bed facility.

Purchase of Mortgage Backed Certificate Securities

In March 2010, we purchased, in the open market, two series of mortgage - backed certificates with a face value of $14 million for approximately $12.9 million.  The securities yield, including the amortization of the discount, was approximately 10% annually.  The certificates were part of a $250 million trust that was secured by 65 SNFs owned by CapitalSource, 63 of which we acquired on June 9, 2010 as part of the Option closing.  On June 21, 2010, these mortgage back certificates were retired at par for approximately $14.0 million, generating a gain of approximately $0.8 million which is included in Other Investment Income – net in the accompanying consolidated statement of income.

Communicare Mortgage Amendment

In October 2010, we agreed to extend the term of a mortgage note from April 30, 2018 to April 30, 2022.  The original agreement allowed for the extension of the term and increased the interest rate during the extended term to 13.75%.  In December 2011, we agreed to extend the term of the mortgage note from April 30, 2022 to December 31, 2023.  The rate for the additional term will be 13.75%.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2011	2010
	(in thousands)

Haven DIP II	$-	$407
Infinia on demand	225	225
Rest Haven due 2015	2,718	2,918
CommuniCare due 2023	1,000	1,000
CommuniCare due 2021	1,369	-
CommuniCare due 2021	1,323	-
CommuniCare due 2022	1,304	-
Formation /Genesis (1)	12,938	21,805
Nexion due 2012	1,500	-
Signature due 2017	28,000	-
Notes receivable, gross(2)	50,377	26,355
Allowance for loss on notes receivable	(1,977)	(2,177)
Notes receivable, net	48,400	24,178

Marketable securities and other	4,557	4,557
Total other investments	$52,957	$28,735
(1)    The Formation note was assumed by Genesis on January 1, 2012.
(2)    The majority of these notes bear interest at approximately 10% annually.

                 For the year ended December 31, 2011 and 2010, apart from the normal scheduled monthly loan payments, we had the following transactions that impacted our other investments:

2010 and 2011 Transactions

Formation Capital Note

In December 2009, we began discussions with FC/SCH regarding a modification to the lease agreement due to the continued operating weakness of the Connecticut facilities.  The modification includes removing the Connecticut facilities from the lease agreement, reducing annual rent and transitioning the Connecticut facilities to another operator.  The lease agreement and working capital agreement are cross defaulted.  At December 31, 2009, we had not agreed to a revised lease.  However, as a result of the potential modification of the lease and the potential for changes to the contractual payments required by the working capital loan agreements, we determined that the working capital notes were impaired but no reserve was recorded.

In early 2010, we amended the master lease with FC/SCH based on proposed terms.  The majority of the outstanding note balance for 2010 and 2009 related to a working capital line of credit with FC/SCH which was secured by the accounts receivable and other collateral.  The FC/SCH notes were due December 31, 2011.  During the fourth quarter of 2011, we impaired the working capital notes by $2.3 million.  As part of the 2011 MTA, the new third party lessee/operator will assume approximately $11.9 million of the working capital notes as well as the accounts receivables supporting the note related to the 12 facilities that are expected to be transitioned to the new operator.  The FC/SCH notes were assumed by Genesis as part of the master transition agreement on January 1, 2012.

Signature $28.0 million Term Loan

In December 2011, we entered into a five year $28.0 million 10.0% term loan agreement with affiliates of Signature Healthcare.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7 - CONCENTRATION OF RISK

As of December 31, 2011, our portfolio of domestic investments consisted of 438 healthcare facilities, located in 35 states and operated by 51 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.8 billion at December 31, 2011, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 385 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 32 SNFS, and six assets and a parcel of land that are held for sale.  At December 31, 2011, we also held miscellaneous investments of approximately $53.0 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2011, we had two investments with operators and/or managers that exceeded 9% of our total investments: (i) affiliates and/or subsidiaries of CommuniCare Health Services (“CommuniCare”) (12%), and (ii) affiliates and/or subsidiaries of Airamid Health Management, LLC (“Airamid”) (9%).  The three states in which we had our highest concentration of investments were Florida (22%), Ohio (13%) and Pennsylvania (6%) at December 31, 2011.

For the year ended December 31, 2011, our revenues from operations totaled $292.2 million, of which approximately $38.6 million were from CommuniCare (13%) and $33.6 million were from Sun Healthcare (11%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2011.

Sun Healthcare is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited interim financial information.  Sun’s filings with the SEC can be found at the SEC’s website at www.sec.gov.  We are providing this data for information purposes only, and we undertake no responsibility for Sun’s filings.

NOTE 8 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators.  These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of our investments.  At December 31, 2011, we held $6.4 million in such liquidity deposits and $30.6 million in letters of credit.  The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code.  Liquidity deposits are recorded as restricted cash on our consolidated balance sheets.  Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Current	December 31,
	Maturity	Rate	2011	2010
			(in thousands)
Secured borrowings:
HUD Berkadia mortgages (1)	2036 - 2040	6.61%	$64,533	$66,128
HUD Capital Funding mortgages	2040 - 2045	4.85%	133,061	135,168
HUD White Pine mortgages (1)	2036 - 2040	4.87%	32,813	—
HUD Affiliates of CFG (1)	2029 - 2044	5.70%	73,203	—
Total secured borrowings			303,610	201,296

Unsecured borrowings:
Revolving line of credit	2015	2.86%	$272,500	$—

2016 Notes	2016	7.0%	175,000	175,000
2020 Notes	2020	7.5%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
Subordinated debt	2021	9.0%	21,219	21,403
			971,219	971,403
Premium - net			4,071	4,266
Total unsecured borrowings			1,247,790	975,669
Totals – net			$1,551,400	$1,176,965
(1)    Reflects the weighted average interest rate on the mortgages.

Secured Borrowings

Termination of $320 Million Secured Revolving Credit Facility

On August 16, 2011, we terminated our previous $320 million senior secured revolving credit facility (the “2010 Credit Facility”) and we recorded a non-cash charge of approximately $3.1 million relating to the write-off of deferred financing costs associated with the termination of the 2010 Credit Facility.

White Pine Mortgages Assumption

In connection with the October 31, 2011 White Pine acquisition, we assumed approximately $29.9 million, 4.87% (weighted-average) HUD – guaranteed indebtedness which matures between March 2036 and September 2040.

Affiliates of CFG Mortgage Assumption

In connection with the December 23, 2011, acquisition from Affiliates of CFG, we assumed approximately $71.3 million, 5.70% (weighted-average) HUD – guaranteed indebtedness which matures between October 2029 and July 2044.

Unsecured Borrowings

$475 Million Unsecured Revolving Credit Facility

On August 16, 2011, we entered into our new $475 million 2011 Credit Facility and concurrently terminated our 2010 Credit Facility.  The 2011 Credit Facility is unsecured and matures in four years, on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2011, we had $272.5 million outstanding under the 2011 Credit Facility, and no letters of credit outstanding, leaving availability of $202.5 million.  For the year ended December 31, 2011, the weighted average interest rate was 2.85%.

The 2011 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 225 basis points to 300 basis points) based on our consolidated leverage.  In the event the Company achieves at least two investment grade ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, the 2011 Credit Facility will be priced at LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  The Company’s applicable percentage above LIBOR was 250 basis points at December 31, 2011 under the 2011 Credit Facility.  The 2011 Credit Facility is used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, maintenance of REIT status and limitations on: indebtedness; investments; liens; mergers and consolidations; sales of assets; transactions with affiliates; negative pledges; prepayment of debt; use of proceeds; changes in lines of business; repurchases of the Company’s capital stock if a default or event of default occurs.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions.  As of December 31, 2011, we were in compliance with all affirmative and negative covenants, including financial covenants.

$575 Million 6.75% Senior Notes due 2022 Exchange Offer

On June 2, 2011, we commenced an offer to exchange $575 million of our 6.75% Senior Notes due 2022 that have been registered under the Securities Act of 1933 for $575 million of our outstanding 6.75% Senior Notes due 2022, which were issued in October and November 2010 in two separate private placements. (see “$225 Million 6.75% Senior Notes due 2022” and “$300 Million 6.75% Senior Notes due 2022” below).

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

$200 Million 7.5% Senior Notes due 2020

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

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource acquisition, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the CapitalSource acquisitions.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.  The entities we acquired on June 29, 2010 from CapitalSource which own 40 facilities (see “HUD Portfolio Closing” in Note 3) and the entities created to effect the acquisition and the 18 HUD facilities and entities that we acquired from White Pine on October 31, 2011 and CFG on December 23, 2011 are not guarantors of our 2020 Notes, or our outstanding 2022 or 2016 Notes.  As of December 31, 2011, our subsidiaries that are not guarantors of these Notes accounted for approximately $526.9 million of our total assets.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                On October 20, 2010, we commenced an offer to exchange $200 million of our registered 7.5% Senior Notes due 2020 for all of the initial 2020 Notes. All $200 million outstanding aggregate principal amount of the initial notes were validity tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of November 22, 2010.  The terms of the exchange notes are substantially identical to the terms of the initial notes, except that provisions of the initial notes relating to transfer restrictions, registration rights and additional interest do not apply to exchange notes.

$225 Million 6.75% Senior Notes due 2022

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

The Initial 2022 Notes were sold at an issue price of 98.984% of the principal amount, resulting in gross proceeds of approximately $223 million.  We used the net proceeds from the sale of the Initial 2022 Notes, after discounts and expenses, to (i) pay off borrowings under the 2010 Credit Facility and (ii) for general corporate purposes.  As of December 31, 2011, our subsidiaries that are not guarantors of these Initial 2022 Notes accounted for approximately $526.9 million of our total assets.

$350 Million 6.75% Senior Notes due 2022

On November 23, 2010, we issued and sold $350 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Additional 2022 Notes”). The Additional 2022 Notes are of the same series as, and thus have the same terms, as our Initial 2022 Notes.

The Additional 2022 Notes were sold at an issue price of 103% of their face value, before initial purchasers' discount, plus accrued interest from October 4, 2010, resulting in gross proceeds to us of approximately $364 million. We used the net proceeds from the sale of the Additional 2020 Notes (i) to fund our tender offer for our outstanding $310 million aggregate principal amount of 7% Senior Notes due 2014 (see “Tender Offer and Consent Solicitation for 7% Senior Notes due 2014” below), and (ii) for working capital and general corporate purposes. As of December 31, 2011, our subsidiaries that are not guarantors of these Additional 2022 Notes accounted for approximately $526.9 million of our total assets.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2011, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                The required principal payments, excluding the premium/discount on the 2022, 2020 and 2016 Notes, for each of the five years following December 31, 2011 and the aggregate due thereafter are set forth below:

(in thousands)
2012	$4,188
2013	4,447
2014	4,694
2015	277,456
2016	180,232
Thereafter	1,051,041
Totals	$1,522,058

                The following summarizes the refinancing related costs:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Write off of deferred finance cost due to refinancing (1) (2) (3)	$3,055	$8,231	$526
Prepayment and other costs associated with refinancing (4)	16	11,251	—
Total debt extinguishment costs	$3,071	$19,482	$526

(1)    In 2011, we terminated our $320 million 2010 Credit Facility and wrote-off deferred financing costs of $3.1 million.
(2)    In 2010, we wrote-off: (a) $3.5 million associated with the termination of our $200 million 2009 Credit Facility, (b) $2.2 million associated with the termination of a $100 million GECC term loan and (c) $2.6 million associated with the   tender offer and retirement of our outstanding $310 million 7% Senior Notes due 2014.
(3)    In 2009, we terminated our $255 credit facility and wrote off $0.5 million in deferred financing costs.
(4)    In 2010, we made prepayment penalties of: (a) $3.0 million for the early termination of a $100 million GECC term loan and (b) $8.3 million for the tender offer and retirement of our outstanding $310 million 7% Senior Notes due 2014.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10 - FINANCIAL INSTRUMENTS

At December 31, 2011 and 2010, the carrying amounts and fair values of our financial instruments were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$351	$351	$6,921	$6,921
Restricted cash	34,112	34,112	22,399	22,399
Mortgage notes receivable – net	238,675	241,494	108,557	109,610
Other investments – net	52,957	48,903	28,735	25,317
Totals	$326,095	$324,860	$166,612	$164,247
Liabilities:
Revolving line of credit	$272,500	$272,500	$—	$—
7.00% Notes due 2016 – net	174,376	186,398	174,221	187,079
7.50% Notes due 2020 – net	197,202	216,114	196,857	212,837
6.75% Notes due 2022 – net	582,493	582,684	583,188	576,019
HUD debt	303,610	321,949	201,296	214,643
Subordinated debt	21,219	23,198	21,403	23,248
Totals	$1,551,400	$1,602,843	$1,176,965	$1,213,826

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

NOTE 11 – TAXES

We were organized, have operated, and intend to continue to operate in a manner that enables us to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code.  On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules.  In order to qualify as a REIT, we are required to: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% of the voting or value of any one security, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more that 25% of our assets are invested in one or more taxable REIT subsidiaries. In addition to the income and asset tests, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT.  If we fail to qualify as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years.

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

So long as we qualify as a REIT we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  In 2011, we paid preferred and common dividend payments of $161.9 million which satisfies the 2011 REIT requirements relating to the distribution of our REIT Taxable Income.  On a quarterly and annual basis we tested our compliance within the REIT taxation rules described above to ensure that we were in compliance with the rules.

In July 2008, we assumed operating responsibilities for the 15 Haven facilities due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities, and, as a result, we retained operating responsibility for two properties as of December 31, 2008.  We were in the process of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.  We made an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties.  Because we acquired possession in connection with a foreclosure, the Haven facilities are eligible to be treated as foreclosure property until the end of 2011. On June 1, 2010, the two remaining facilities were transitioned to the new tenant/operator upon approval by state regulators of the operating license transfer and as of such date, TC healthcare no longer operates these facilities.  So long as the Haven facilities qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties.  If one or more of the Haven facilities were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT.  In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax.  Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted), including the Haven properties mentioned in the previous paragraph.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Internal Revenue Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status.  In certain cases we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we formed a new entity (TC Healthcare) on our behalf through the use of an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT.  Through our 2011 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.

Subject to the limitation described above under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2011 and 2010 of $1.1 million. The loss carry-forward was fully reserved at December 31, 2011 and 2010 with a valuation allowance due to uncertainties regarding realization.  There is currently no activity in the TRS.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees.  Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

We have a deferred compensation plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock.  As of December 31, 2011 we had $0.2 million in liabilities associated with the deferred compensation plan.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $222,500, $168,700 and $156,600 in 2011, 2010 and 2009, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

$100 Million Stock Repurchase Program

On August 30, 2011, the Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock from time to time over a period of 12 months following such authorization.

We are authorized to repurchase shares of our common stock in open market and privately negotiated transactions at the times, and in the manner and amounts, as determined by our management and in accordance with the pricing guidelines approved by our Board of Directors and applicable law.  The timing and amount of stock repurchases will depend on a variety of factors, including market conditions and corporate and regulatory considerations.  We have no obligation to repurchase any amount of our common stock, and such repurchases, if any, may be discontinued at any time.  We fund stock repurchases with borrowings under the 2011 Credit Facility.

On September 30, 2011, we entered into open market transactions to repurchase 183,310 shares of our common stock at an average price of $15.96 per share.  This repurchase of these common shares settled in the ordinary course on October 5, 2011.

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

We borrowed approximately $103 million under our previous 2010 Credit Facility to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.5 million of preferred stock issuance costs that reduced first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

1.0 Million Share Common Stock Issuance

In connection with the June 29, 2010 CapitalSource acquisition, we issued approximately 1.0 million shares of our common stock to the selling stockholder.  The closing price of the common stock was $19.80 per share.

$140 Million Equity Shelf Program

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 On June 25, 2010, we entered into separate equity distribution agreements (the “2010 ESP Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $140,000,000 (the “2010 ESP”) with each of BofA Merrill Lynch, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities, Jefferies & Company, Inc., RBS Securities Inc., Stifel Nicolaus & Company, Incorporated and UBS Securities LLC, each as sales agents and/or principal (collectively, the “2010 ESP Managers”). Under the terms of the 2010 ESP Agreements, we may from time to time offer and sell shares of our common stock, having an aggregate gross sales price of up to $140,000,000 through or to the 2010 ESP Managers.  We will pay each 2010 ESP Manager compensation from the sales of the shares equal to 2% of the gross sales price per share of shares sold through such 2010 ESP Manager under the applicable 2010 ESP Agreement.

During the year ended December 31, 2011, 1.4 million shares of our common stock were issued through the 2010 ESP for net proceeds of approximately $31.4 million, net of $0.6 million of commissions.  During the year ended December 31, 2010, 3.1 million shares of our common stock were issued through the 2010 ESP for approximately $65.4 million, net of $1.3 million of commissions.

$100 Million Equity Shelf Program

On June 12, 2009, we entered into separate Equity Distribution Agreements (collectively, the "2009 ESP Agreements") with each of UBS Securities LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, each as sales agents and/or principal (the "2009 ESP Managers").  Under the terms of the 2009 ESP Agreements, we sold shares of our common stock, from time to time, through or to the 2009 ESP Managers having an aggregate gross sales price of up to $100,000,000 (the “2009 ESP”).  We paid each 2009 ESP Manager compensation for sales of the shares equal to 2% of the gross sales price for shares sold through such Manager, as sales agent, under the applicable 2009 ESP Agreement.  In 2009, 1.4 million shares of our common stock were issued through the 2009 ESP for net proceeds of approximately $23.7 million, net of $0.5 million of commissions.  In 2010, we issued 3.8 million shares through the 2009 ESP for approximately $73.9 million, net of $1.8 million of commissions.

We issued a total of 5.2 million shares of common stock, generating a total of $97.6 million of net proceeds under our $100 million 2009 ESP, which was terminated in April of 2010.

2.7 Million Share Common Stock Issuance

On December 22, 2009, we issued 2.7 million shares of our common stock as part of the consideration paid at the December 22, 2009 closing under our purchase agreement with CapitalSource.  The closing price of our common stock on December 22, 2009 was $19.45 per share.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the year ended December 31, 2011 we issued 2.9 million shares of common stock for approximately $59.1 million in net proceeds.  For the year ended December 31, 2010, we issued 3.0 million shares of common stock for approximately $60.5 million in net proceeds.

NOTE 14 –STOCK-BASED COMPENSATION

We offer stock-based compensation to our employees that include stock options, restricted stock awards and performance share awards.  Under the terms of our 2000 Stock Incentive Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), we reserved 3,500,000 shares and 3,000,000 shares of common stock, respectively.

Stock Options and Tax Withholding

The 2000 Plan and 2004 Plan allow for the issuance of stock options to employees, directors and consultants at exercise price equal to the Company’s common stock price on the date of grant.  The 2000 Plan and 2004 Plan do not allow for a reduction in the exercise price after the date of grant, nor do they allow for an option to be cancelled in exchange for an option with a lower exercise price per share.  At December 31, 2011, there were no options outstanding under the 2000 Plan.  We have not issued stock options to employees, directors or consultants since 2004.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 Cash received from the exercise under all stock-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $0, $89,000 and $19,000, respectively.  Cash used to pay minimum tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2011, 2010 and 2009, was $1.3 million, $2.1 million and $0.7 million, respectively.

Restricted Stock Awards

Restricted stock awards are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  Prior to vesting, ownership of the shares cannot be transferred.  The restricted stock has the same dividend and voting rights as the common stock.  We expense the cost of these awards ratably over their vesting period.

In May 2007, we granted 286,908 shares of restricted stock to five executive officers under the 2004 Plan.  The restricted stock award vested one-seventh on December 31, 2007 and two-sevenths on December 31, 2008, December 31, 2009, and December 31, 2010.  As of December 31, 2010, all shares were vested.

Effective January 2011, we granted 428,503 shares of restricted stock and 496,979 performance restricted stock units (“PRSUs”) to six employees.  The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of December 31, 2011, no shares of restricted stock have vested under these restricted stock awards.

In addition, in January of each year we grant restricted stock to directors as part of the director compensation.  These shares vest ratably over a three year period, subject to exceptions for death, disability or a change in control of the Company.

The following table summarizes the activity in restricted stock for the years ended December 31, 2009, 2010 and 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2008	180,442	$16.92
Granted during 2009	11,900	15.79	$0.2
Vested during 2009	(89,968)	16.90
Non-vested at December 31, 2009	102,374	$16.81
Granted during 2010	15,500	20.00	$0.3
Vested during 2010	(91,607)	16.96
Non-vested at December 31, 2010	26,267	$18.19
Granted during 2011	444,003	22.42	$10.0
Vested during 2011	(11,968)	17.42
Non-vested at December 31, 2011	458,302	$22.31
(1) Total compensation cost to be recognized on the awards based on grant date fair value.

Performance Restricted Stock Units

Performance Restricted Stock Units (“PRSU”) are subject to forfeiture if the employee terminates service prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  Prior to vesting and distribution of shares, ownership of the shares cannot be transferred.  The dividends on the PRSUs accumulate and if vested are paid.  We expense the cost of these awards ratably over the employee’s service period.

In May 2007, we awarded two types of PRSU (annual and cliff vesting awards) to five employees totaling 247,992 shares.  One half of the PRSU awards were eligible for annual vesting based on performance in equal increments on December 31, 2008, December 31, 2009, and December 31, 2010, respectively.  The other half of the PRSU awards were eligible for cliff vesting on December 31, 2010.  Vesting on both types of awards requires achievement of total shareholder return (“TSR”) as defined in the agreements filed with the SEC on May 8, 2007.  On March 29, 2010, the Compensation Committee of Omega’s Board of Directors (the “Committee”) determined that, based on the 26% TSR actually achieved for the twelve month period ended December 31, 2009 and in light of the challenging economic and capital market conditions that prevailed generally during 2009, it was appropriate to waive the vesting requirement solely with respect to the PRSUs that would have vested on December 31, 2009 had a cumulative, annualized TSR of 11% been achieved.  As a result of the modification to the 2009 PRSUs, we recorded approximately $0.4 million of additional expense which was recorded during the first quarter of 2010 and accrued dividends of approximately $0.1 million related to this vesting.  As of December 31, 2010, the performance targets for all of the awards were achieved and all shares became vested in respect of these PRSUs.  All vested shares have been delivered to the executives.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

         In January 2011, we awarded three types of PRSUs to the six employees: (i) annual total shareholder return (“TSR”) PRSUs under which a maximum number of 124,244 shares could be earned, (ii) multi-year TSR PRSUs under which a maximum number of 279,552 shares could be earned and (iii) multi-year relative TSR PRSUs under which a maximum number of 93,183 shares could be earned.

Annual TSR PRSUs

The number of shares earned under the annual PRSUs depends generally on the level of achievement of TSR for the year-ended December 31, 2011. The annual PRSUs vest on December 31, 2011, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  The performance requirement for the 2011 annual PRSUs was not achieved and have been forfeited.

Multi-year TSR PRSUs

The number of shares earned under the multi-year TSR PRSUs depends generally on the level of achievement of TSR for the three-years ending December 31, 2013.  The multi-year TSR PRSUs vest 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

Multi-year Relative TSR PRSUs

The number of shares earned under the multi-year relative TSR PRSUs depends generally on  the level of achievement of TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for the three-years ending December 31, 2013.  The multi-year relative TSR PRSUs vest 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The PRSU awards have varying degrees of performance requirements to achieve vesting, and each PRSU award represents the right to a variable number of shares of common stock and related dividend equivalents based on dividends paid to stockholders during the applicable performance period.

As of December 31, 2011, none of these PRSUs are vested or earned.

We used a Monte Carlo model to estimate the fair value and derived service periods for PRSUs granted to the employees in January 2011.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 The following table summarizes the activity in PRSU for the years ended December 31, 2009, 2010 and 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2008	247,992	$7.28
Granted during 2009	-	-
Vested during 2009	-	-
Non-vested at December 31, 2009	247,992	$7.28
Granted during 2010	-	-
Modification during 2010	-	1.48	$0.4
Vested during 2010	(247,992)	8.76
Non-vested at December 31, 2010	-	$-
Granted during 2011	496,979	11.28	$5.6
Vested during 2011	-	-
Forfeited during 2011	(124,244)	11.04
Non-vested at December 31, 2011	372,735	$11.36
(1)    Total compensation cost to be recognized on the awards was based on grant date fair value or the modification date fair value.

NOTE 15 - DIVIDENDS

Common Dividends

On January 13, 2012, the Board of Directors declared a common stock dividend of $0.41 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, that was paid February 15, 2012 to common stockholders of record on January 31, 2012.

On October 13, 2011, the Board of Directors declared a common stock dividend of $0.40 per share that was paid November 15, 2011 to common stockholders of record on October 31, 2011.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                We borrowed approximately $103 million under our previous 2010 Credit Facility to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.5 million of preferred stock issuance costs that reduced first quarter 2011 net income attributable to common stockholders by approximately $0.03 per common share.

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2011	2010	2009
Common
Ordinary income	$0.989	$0.777	$0.885
Return of capital	0.561	0.593	0.315
Long-term capital gain	—	—	—
Total dividends paid	$1.550	$1.370	$1.200

Series D Preferred
Ordinary income	$0.739	$2.094	$2.094
Return of capital	—	—	—
Long-term capital gain	—	—	—
Total dividends paid	$0.739	$2.094	$2.094

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2011 and 2010.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2011
Revenues	$70,476	$72,606	$72,818	$76,304
Net (loss) income	(5,913)	17,790	21,436	19,293
Net (loss) income available to common stockholders	(11,076)	17,806	21,436	19,293
Net income available to common per share:
Basic net (loss) income	$(0.11)	$0.17	$0.21	$0.19
Diluted net (loss) income	$(0.11)	$0.17	$0.21	$0.19
Cash dividends paid on common stock	$0.37	$0.38	$0.40	$0.40

2010
Revenues	$58,678	$58,805	$69,724	$71,114
Net income	20,951	15,509	17,007	4,969
Net income available to common stockholders	18,680	13,237	14,736	2,697
Net income available to common per share:
Basic net income	$0.21	$0.14	$0.15	$0.03
Diluted net income	$0.21	$0.14	$0.15	$0.03
Cash dividends paid on common stock	$0.32	$0.32	$0.36	$0.37

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

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net income	$52,606	$58,436	$82,111
Preferred stock dividends	(1,691)	(9,086)	(9,086)
Preferred stock redemption	(3,456)	-	-
Numerator for net income available to common per share - basic and diluted	$47,459	$49,350	$73,025

Denominator:
Denominator for basic earnings per share	102,119	94,056	83,556
Effect of dilutive securities:
Restricted stock	45	171	82
Stock option incremental shares	-	3	10
Deferred stock	13	7	1
Denominator for diluted earnings per share	102,177	94,237	83,649

Earnings per share - basic:
Net income - basic	$0.46	$0.52	$0.87
Earnings per share - diluted:
Net income - diluted	$0.46	$0.52	$0.87

NOTE 19– CONSOLIDATING FINANCIAL STATEMENTS

As of December 31, 2011, we had outstanding (i) $175 million 7% Senior Notes due 2016, (ii) $200 million 7.5% Senior Notes due 2020 and (iii) $575 million 6.75% Senior Notes due 2022, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” three subsidiaries acquired from White Pine and 17 of the subsidiaries acquired from the Affiliates of CFG.  For the year ended December 31, 2010 and 2011 the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  For the year ended December 31, 2011, the non-guarantor subsidiaries have not engaged in investing or financing activities other than the principal payment of $2.6 million for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2011

	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Land and buildings	$2,046,776	$490,263	$—	$2,537,039
Less accumulated depreciation	(446,530)	(23,890)	—	(470,420)
Real estate properties – net	1,600,246	466,373	—	2,066,619
Mortgage notes receivable – net	238,675	—	—	238,675
	1,838,921	466,373	—	2,305,294
Other investments – net	52,957	—	—	52,957
	1,891,878	466,373	—	2,358,251
Assets held for sale – net	2,461	—	—	2,461
Total investments	1,894,339	466,373	—	2,360,712

Cash and cash equivalents	351	—	—	351
Restricted cash	6,381	27,731	—	34,112
Accounts receivable – net	97,407	3,257	—	100,664
Investment in affiliates	154,953	—	(154,953)	—
Other assets	31,980	29,493	—	61,473
Total assets	$2,185,411	$526,854	(154,953)	$2,557,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$272,500	$—	$—	$272,500
Secured borrowings	—	303,610	—	303,610
Unsecured borrowings – net	954,071	21,219	—	975,290
Accrued expenses and other liabilities	80,356	47,072	—	127,428
Intercompany payable	—	145,255	(145,255)	—
Total liabilities	1,306,927	517,156	(145,255)	1,678,828

Stockholders’ equity:
Common stock	10,341	—	—	10,341
Common stock – additional paid-in-capital	1,471,381	—	—	1,471,381
Cumulative net earnings	633,430	9,698	(9,698)	633,430
Cumulative dividends paid	(1,236,668)	—	—	(1,236,668)
Total stockholders’ equity	878,484	9,698	(9,698)	878,484
Total liabilities and stockholders’ equity	$2,185,411	$526,854	$(154,953)	$2,557,312

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31, 2011

	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$238,964	$34,553	$-	$273,517
Mortgage interest income	16,274	-	-	16,274
Other investment income – net	2,070	-	-	2,070
Miscellaneous	343	-	-	343
Total operating revenues	257,651	34,553	-	292,204

Expenses
Depreciation and amortization	84,516	15,821	-	100,337
General and administrative	19,138	294	-	19,432
Acquisition costs	1,204	-	-	1,204
Impairment loss on real estate properties	26,344	-	-	26,344
Provisions for uncollectible accounts receivable	6,439	-	-	6,439
Nursing home expenses of owned and operated assets	653	-	-	653
Total operating expenses	138,294	16,115	-	154,409

Income before other income and expense	119,357	18,438	-	137,795
Other income (expense):
Interest income	16	24	-	40
Interest expense	(69,862)	(11,292)	-	(81,154)
Interest – amortization of deferred financing costs	(2,674)	-	-	(2,674)
Interest – refinancing costs	(3,071)	-	-	(3,071)
Equity in earnings	7,170	-	(7,170)	-
Total other expense	(68,421)	(11,268)	(7,170)	(86,859)

Income before gain on assets sold	50,936	7,170	(7,170)	50,936
Gain on assets sold - net	1,670	-	-	1,670
Net income	52,606	7,170	(7,170)	52,606
Preferred stock dividends	(1,691)	-	-	(1,691)
Preferred stock redemption	(3,456)	-	-	(3,456)
Net income available to common stockholders	$47,459	$7,170	$(7,170)	$47,459

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31, 2010

	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$215,992	$16,780	$-	$232,772
Mortgage interest income	10,391	-	-	10,391
Other investment income – net	3,936	-	-	3,936
Miscellaneous	3,886	-	-	3,886
Nursing home revenues of owned and operated assets	7,336	-	-	7,336
Total operating revenues	241,541	16,780	-	258,321

Expenses
Depreciation and amortization	76,553	8,070	-	84,623
General and administrative	14,744	310	-	15,054
Acquisition costs	1,554	-	-	1,554
Impairment loss on real estate properties	155	-	-	155
Nursing home expenses of owned and operated assets	7,998	-	-	7,998
Total operating expenses	101,004	8,380	-	109,384

Income before other income and expense	140,537	8,400	-	148,937
Other income (expense):
Interest income	86	19	-	105
Interest expense	(61,449)	(5,891)	-	(67,340)
Interest – amortization of deferred financing costs	(3,780)	-	-	(3,780)
Interest – refinancing costs	(19,482)	-	-	(19,482)
Equity in earnings	2,528	-	(2,528)	-
Total other expense	(82,097)	(5,872)	(2,528)	(90,497)

Income before gain (loss) on assets sold	58,440	2,528	(2,528)	58,440
Loss on assets sold – net	(4)	-	-	(4)
Net income	58,436	2,528	(2,528)	58,436
Preferred stock dividends	(9,086)	-	-	(9,086)
Net income available to common	$49,350	$2,528	$(2,528)	$49,350

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2011

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Construction	Acquired	is Computed
Airamid Health Management, LLC.
Florida (LTC, AL)	(2)	248,788,479	-	-	-	248,788,479	21,578,053	1951-1999	2009-2010	20 years to 34 years
Pennsylvania (LTC)		14,771,867	-	-	-	14,771,867	1,417,646	1969	2009	26 years
Total Airamid		263,560,346	-	-	-	263,560,346	22,995,699

CommuniCare Health Services:
Ohio (LTC, AL, SH)		218,726,757	7,774,755	-	-	226,501,512	44,540,830	1927-2008	1998-2008	20 years to 39 years
Pennsylvania (LTC)		20,286,067	314,269	-	-	20,600,336	3,912,045	1950-1964	2005	39 years
Total CommuniCare		239,012,824	8,089,024	-	-	247,101,848	48,452,875

Sun Healthcare Group, Inc.:
Alabama (LTC)		23,584,956	6,442,331	-	-	30,027,287	10,818,299	1964-1974	1997	33 years
California (LTC)		15,618,263	26,652	-	-	15,644,915	6,373,838	1927-1972	1997	33 years
Colorado (LTC, ILF)		38,341,876	5,444,311	-	-	43,786,187	6,423,109	1963-1975	2006	39 years
Idaho (LTC)		21,705,266	974,012	-	-	22,679,278	5,831,376	1920-1988	1997-2006	33 years
Massachusetts (LTC)		39,018,142	2,283,827	(8,257,521)	-	33,044,448	12,368,773	1964-1992	1997-1999	33 years
North Carolina (LTC)		22,652,488	1,987,956	-	-	24,640,444	12,134,567	1964-1986	1994-1997	30 years to 33 years
Ohio (LTC)		11,653,451	20,246	-	-	11,673,697	4,844,651	1968-1983	1997	33 years
Tennessee (LTC)		7,905,139	407,968	-	-	8,313,107	4,316,997	1984-1985	1994	30 years
Washington (LTC)		10,000,000	1,798,844	-	-	11,798,844	8,662,180	1965	1995	20 years
West Virginia (LTC)		24,751,206	5,006,331	-	-	29,757,537	11,027,374	1961-1982	1997-1998	33 years
Total Sun		215,230,787	24,392,478	(8,257,521)	-	231,365,744	82,801,164

Signature Holdings II LLC.:
Alabama (LTC)		4,827,266	640,457	-	-	5,467,723	1,274,911	1966	2007	20 years
Florida (LTC)		110,896,405	3,826,771	-	-	114,723,176	22,177,273	1940-1991	1996-2010	28 years to 39 years
Georgia (LTC)		14,679,314	3,260,590	-	-	17,939,904	4,112,669	1964-1970	2007	20 years
Kentucky (LTC)		44,737,439	3,023,096	-	-	47,760,535	7,993,116	1964-1978	1999-2010	20 years to 33 years
Maryland (LTC)		28,629,686	954,472	-	-	29,584,158	2,240,984	1959-1985	2010	26 years to 30 years
Tennessee (LTC)		11,230,702	357,255	-	-	11,587,957	2,525,977	1982	2007	20 years
Total Signature Holdings II LLC		215,000,812	12,062,641	-	-	227,063,453	40,324,930

Advocat, Inc.:
Alabama (LTC)		11,588,534	6,392,567	-	-	17,981,101	8,791,516	1960-1982	1992	31.5 years
Arkansas (LTC)		36,023,409	8,809,828	(36,350)	-	44,796,887	24,355,933	1967-1988	1992	31.5 years
Florida (LTC)		1,050,000	1,920,000	(970,000)	-	2,000,000	618,305	1980	1992	31.5 years
Kentucky (LTC)		15,151,027	3,804,027	-	-	18,955,054	8,583,645	1948-1995	1994-1995	33 years
Ohio (LTC)		5,604,186	1,542,098	-	-	7,146,284	3,171,976	1974	1994	33 years
Tennessee (LTC)		9,542,121	159,059	-	-	9,701,180	5,677,899	1983	1992	31.5 years
Texas (LTC)		36,885,872	3,414,483	-	-	40,300,355	9,460,542	1964-2009	1997-2008	33 years to 39 years
West Virginia (LTC)		5,437,221	348,642	-	-	5,785,863	2,878,616	1982-1996	1994-1995	33 years
Total Advocat		121,282,370	26,390,704	(1,006,350)	-	146,666,724	63,538,432

Gulf Coast Master Tenant I, LLC
Florida (LTC)	(2)	100,964,733	-	-	-	100,964,733	8,240,115	1933-1988	2009-2010	20 years to 34 years
Mississippi (LTC)	(2)	45,671,291	-	-	-	45,671,291	2,972,990	1962-1988	2009-2010	28 years to 42 years
Total Gulf Coast		146,636,024	-	-	-	146,636,024	11,213,105

Affiliates of SLC
Arkansas (LTC)	(2)	81,240,215	-	-	-	81,240,215	108,357	1960-2000	2011	20 years to 38 years
Colorado (LTC)	(2)	5,491,701	-	-	-	5,491,701	7,493	1961	2011	20 years
Florida (LTC)	(2)	14,636,992	-	-	-	14,636,992	10,605	1985	2011	40 years
Michigan (LTC)	(2)	16,503,453	-	-	-	16,503,453	19,345	1964-1973	2011	25 years
Wisconsin (LTC)	(2)	12,031,773	-	-	-	12,031,773	13,970	1964	2011	20 years
Total SLC		129,904,134	-	-	-	129,904,134	159,770

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2011

(3)
Gross Amount at
Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Construction	Acquired	is Computed

Other:
Alabama (LTC)	6,351,175	-	-	-	6,351,175	786,321	1986	2010	20 years
Alaska (LTC)	6,757,173	-	-	-	6,757,173	788,607	1987	2009	20 years
Arizona (LTC)	34,318,095	5,649,899	(6,603,745)	-	33,364,249	8,695,126	1983-1985	1998-2010	29 years to 33 years
Arkansas (LTC)	2,515,996		(605,129)	-	1,910,867	110,868	1968	2010	20 years
California (LTC)	21,879,146	1,778,353	-	-	23,657,499	7,468,619	1950-1990	1997-2010	20 years to 33 years
Colorado (LTC)	28,044,216	1,240,246	-	-	29,284,462	6,801,741	1958-1973	1998-2010	20 years to 33 years
Florida (LTC, AL)	102,717,317	1,891,512	-	-	104,608,829	22,998,713	1964-1999	1993-2010	20 years to 39 years
Georgia (LTC)	10,000,000	-	-	-	10,000,000	2,121,203	1967-1971	1998	37.5 years
Illinois (LTC)	13,961,501	444,484	-	-	14,405,985	6,022,681	1926-1990	1996-1999	30 years to 33 years
Indiana (LTC, AL)	67,001,006	2,277,520	(1,843,400)	-	67,435,126	11,854,091	1967-1996	1992-2010	20 years to 38 years
Iowa (LTC)	19,116,936	2,084,807	-	-	21,201,743	5,133,722	1965-1983	1997-2010	23 years to 33 years
Kansas (LTC)	3,210,020	-	-	-	3,210,020	301,497	1985	2010	20 years
Louisiana (LTC)	55,343,066	170,509	-	-	55,513,575	10,315,544	1957-1983	1997-2006	33 years
Maryland (LTC) (2)	47,484,819	-	-	-	47,484,819	279,673	1921-1969	2011	25 years to 35 years
Massachusetts (LTC)	23,926,070	376,266	-	-	24,302,336	2,612,028	1964-1993	2006-2010	25 years- 39 years
Mississippi (LTC)	6,745,613	226,654	-	-	6,972,267	909,071	1976	2009	20 years
Missouri (LTC)	12,301,560	-	(149,386)	-	12,152,174	4,536,889	1965-1989	1999	33 years
Nevada (LTC, SH)	20,926,776	-	-	-	20,926,776	2,074,191	1972-1978	2009	26 years to 27 years
New Hampshire (LTC, AL)	21,619,503	1,462,797	-	-	23,082,300	5,192,688	1963-1999	1998-2006	39 years
New Mexico (LTC)	7,097,600	115,509	-	-	7,213,109	1,351,074	1972-1989	2008-2010	20 years
North Carolina (LTC)	33,092,980	-	-	-	33,092,980	2,461,821	1969-1987	2010	25 years to 36 years
Ohio (LTC)	101,387,343	4,419,823	-	-	105,807,166	19,265,445	1962-1998	1999-2010	20 years to 39 years
Oklahoma (LTC)	13,855,452	-	-	-	13,855,452	1,473,951	1965-1993	2010	20 years
Pennsylvania (LTC, AL, ILF)	138,881,687	-	-	-	138,881,687	27,381,976	1942-2001	1998-2009	20 years to 39 years
Rhode Island (LTC)	38,740,812	4,792,882	-	-	43,533,694	7,826,460	1965-1981	2006	39 years
Tennessee (LTC)	84,989,248	1,727,595	-	-	86,716,843	9,885,516	1958-1983	2009-2010	20 years to 30 years
Texas (LTC)	114,859,119	8,284,023	-	-	123,143,142	21,369,465	1952-2010	2001-2010	20 years to 33 years
Vermont (LTC)	14,145,776	1,235,807	-	-	15,381,583	3,078,949	1970-1971	2004	39 years
Washington (AL)	5,673,693	-	-	-	5,673,693	2,049,312	1999	1999	33 years
West Virginia (LTC) (2)	38,744,779	1,522,229	-	-	40,267,008	3,771,205	1961-1986	2004-2011	25 years to 39 years
Wisconsin (LTC)	18,552,887	-	-	-	18,552,887	2,015,601	1964-1972	2009-2010	20 years
Total Other	1,114,241,364	39,700,915	(9,201,660)	-	1,144,740,619	200,934,048

Total	2,444,868,661	110,635,762	(18,465,531)	-	2,537,038,892	470,420,023

(1) The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL), independent living facilities (ILF)
or specialty hospitals (SH) located in the states indicated.
(2) Certain of the real estate indicated are security for the HUD loan borrowings totaling $303,609,523, including FMV of $24,051,794, at December 31, 2011.

	Year Ended December 31,
(3)	2009	2010	2011
Balance at beginning of period	$1,372,012,139	$1,669,842,724	$2,366,856,229
Acquisitions	275,624,767	661,148,185	192,612,147
Impairment			(26,344,298)
Improvements	23,232,364	35,905,544	19,865,623
Disposals/other	(1,026,546)	(40,224)	(15,950,809)
Balance at close of period	$1,669,842,724	$2,366,856,229	$2,537,038,892

(4)	2009	2010	2011
Balance at beginning of period	$251,853,570	$296,441,131	$380,995,243
Provisions for depreciation	44,609,428	84,554,112	100,237,951
Dispositions/other	(21,867)		(10,813,171)
Balance at close of period	$296,441,131	$380,995,243	$470,420,023

The reported amount of our real estate at December 31, 2011 is greater than the tax basis of the real estate by approximately $41.4 million.

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2011

Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (3) (4)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Florida (2 LTC facilities)	11.50%	June 4, 2016	Interest payable monthly	None	12,590,000	11,545,423
Florida (3 LTC facilities)	10.20%	December 19, 2030	Interest payable monthly	None	15,900,000	15,900,000
Maryland (7 LTC facilities)	11.00%	December 31, 2023	Interest payable monthly	None	74,927,751	69,927,759
Maryland (1 LTC facilities)	12.00%	October 31, 2046	Interest payable monthly	None	10,000,000	10,000,000
Maryland (1 LTC facilities)	12.00%	October 31, 2046	Interest payable monthly	None	9,500,000	9,500,000
Maryland (1 LTC facilities)	12.00%	October 31, 2046	Interest payable monthly	None	5,500,000	5,500,000
Michigan (1 LTC facility)	12.50%	December 31, 2021	Interest payable monthly	None	4,989,843	4,989,843
Michigan (1 LTC facility)	12.50%	September 30, 2021	Interest payable monthly	None	5,573,500	5,573,500
Michigan (1 LTC facility)(2)	12.50%	* See (2)	Interest payable monthly	None	2,234,301	2,234,301
Michigan (13 LTC facilities)	11.00%	November 13, 2021	Interest payable monthly	None	92,000,000	92,000,000
Ohio (1 LTC facility)	11.00%	October 31, 2014	Interest plus $6,100 of principal payable monthly	None	6,500,000	6,158,764
	11.00%	October 31, 2014	Interest payable monthly	None	345,011	345,011
Texas (1 LTC facility)	10.00%	July 17, 2012	Interest payable monthly	None	5,000,000	5,000,000

					$245,060,406	238,674,601

(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2) This loan is a construction loan and matures 10 years after construction is completed.
(3) The aggregate cost for federal income tax purposes is equal to the carrying amount.

	Year Ended December 31,
(4)	2009	2010	2011
Balance at beginning of period	$100,821,287	$100,222,734	$108,556,518
Additions during period - Placements	-	20,656,391	130,191,254
Deductions during period - collection of principal/other	(598,553)	(12,322,607)	(73,171)
Balance at close of period	$100,222,734	$108,556,518	$238,674,601

INDEX TO EXHIBITS TO 2011 FORM 10-K
EXHIBIT NUMBER	DESCRIPTION
2.1
Securities Purchase Agreement dated November 17, 2009 between CapitalSource Inc., CHR HUD Borrower LLC, CSE Mortgage LLC, CSE SLB LLC, CSE SNF Holding LLC and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 23, 2009).

3.1	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2011).
3.2	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 14, 2010).
4.0	See Exhibits 3.1 to 3.2.
4.1
Indenture, dated as of December 30, 2005, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 7% Senior Notes due 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2006).

4.1A	Form of 7% Senior Notes due 2016. (Incorporated by reference to Exhibit A of Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2006).
4.1B	Form of Subsidiary Guarantee relating to the 7% Senior Notes due 2016. (Incorporated by reference to Exhibit E of Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2006).
4.1C
First Supplemental Indenture, dated as of January 7, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, together with Second Supplemental Indenture, dated as of January 29, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and Third Supplemental Indenture, dated as of February 2, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL), LLC and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2C to the Company’s Annual Report on Form 10-K, filed on March 1, 2010).

4.1D
Fourth Supplemental Indenture, dated as of June 23, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, together with Fifth Supplemental Indenture, dated as of September 2, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset (MI), LLC and U.S. Bank National Association, as trustee, and Sixth Supplemental Indenture, dated as of January 13, 2011, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL) Lender, LLC and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1D to the Company’s Annual Report on Form 10-K, filed on February 28, 2011).

4.1E
Seventh Supplemental Indenture, dated as of June 10, 2011, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD WO, LLC, OHI Asset (MD), LLC and U.S. Bank National Association, as trustee.*

4.2
Indenture, dated as of February 9, 2010, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 7.5% Senior Notes due 2020, including the Form of 7.5% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 10, 2010).

4.2A
First Supplemental Indenture, dated as of June 23, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, together with Second Supplemental Indenture, dated as of September 2, 2010, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset (MI), LLC and U.S. Bank National Association, as trustee, and Third Supplemental Indenture, dated as of January 13, 2011, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL) Lender, LLC and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2A to the Company’s Annual Report on Form 10-K, filed on February 28, 2011).

4.2B
Fourth Supplemental Indenture, dated as of June 10, 2011, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD WO, LLC, OHI Asset (MD), LLC and U.S. Bank National Association, as trustee.*

4.3
Indenture, dated as of October 4, 2010, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 5, 2010).

4.3A
First Supplemental Indenture, dated as of January 13, 2011, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL) Lender, LLC and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.3A to the Company’s Annual Report on Form 10-K, filed on February 28, 2011).

4.3B
Second Supplemental Indenture, dated as of June 10, 2011, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD WO, LLC, OHI Asset (MD), LLC and U.S. Bank National Association, as trustee.*

10.1	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2000).
10.2	Reserved.
10.3	2000 Stock Incentive Plan (as amended January 1, 2001). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2003).+
10.4	Amendment to 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2000).+
10.5
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and C. Taylor Pickett, including forms of equity awards.  (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2010).+

10.6
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and Daniel Booth, including forms of equity awards.  (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2010).+

10.7
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and R. Lee Crabill, including forms of equity awards.  (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2010).+

10.8
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and Robert O. Stephenson, including forms of equity awards.  (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2010).+

10.9	Form of Restricted Stock Unit Award for 2007 to 2010 officer grants. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2007).+
10.10	Reserved.
10.11	Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2004).+
10.11A
First Amendment to the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan, dated as of May 22, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 29, 2008).+

10.12	Form of Officers’ Multi-Year Performance Restricted Stock Unit Award for 2011 to 2014.+*
10.12A	Form of Officers’ Annual Performance Restricted Stock Unit Award for 2011 to 2014.+*
10.13
Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report Form 10-K, filed on February 18, 2005).+

10.14
Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on February 18, 2005).+

10.15	Form of Directors’ Restricted Stock Award.+*
10.15A	Form of Officers’ Restricted Stock Award for 2011 to 2014.+*
10.16	Reserved.

10.17	Reserved.
10.18	Reserved.
10.19	Reserved.
10.20
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and Michael Ritz, including forms of equity awards.  (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2010).+

10.21	Deferred Stock Plan, dated January 20, 2009, and forms of related agreements. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed on March 2, 2009).+
10.22	Reserved.

10.23
Form of Equity Distribution Agreement, dated June 25, 2010, entered into by and between Omega Healthcare Investors, Inc. and each of Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., Stifel, Nicolaus & Company, Incorporated, and UBS Securities LLC. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed June 25, 2010).

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

10.25
Credit Agreement, dated as of August 16, 2011, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2011).++

10.26
Casablanca Option Agreement dated December 22, 2009 between CapitalSource Inc., CSE SLB LLC and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 29, 2009).

10.26A
First Amendment to Casablanca Option Agreement, dated as of June 9, 2010, among Omega Healthcare Investors, Inc. CapitalSource Inc. and CSB SLB LLC.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 6, 2010).

12.1	Ratio of Earnings to Fixed Charges.*
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Exhibits that are filed herewith.
+ Management contract or compensatory plan, contract or arrangement.
++ Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
** In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

 SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

By:	/s/C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Date:  February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	February 27, 2012
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	February 27, 2012
Robert O. Stephenson

/s/ Michael D.Ritz	Chief Accounting Officer	February 27, 2012
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	February 27, 2012
Bernard J. Korman

/s/ Thomas F. Franke	Director	February 27, 2012
Thomas F. Franke

/s/ Harold J. Kloosterman	Director	February 27, 2012
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	February 27, 2012
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 27, 2012
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 27, 2012
Stephen D. Plavin