Form 10-Q
period 2012-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2012-05-08
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                           No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2012.

Common Stock, $.10 par value	105,802,180
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$2,529,617	$2,537,039
Less accumulated depreciation	(494,936)	(470,420)
Real estate properties – net	2,034,681	2,066,619
Mortgage notes receivable – net	239,901	238,675
	2,274,582	2,305,294
Other investments – net	45,966	52,957
	2,320,548	2,358,251
Assets held for sale – net	8,090	2,461
Total investments	2,328,638	2,360,712

Cash and cash equivalents	2,717	351
Restricted cash	34,393	34,112
Accounts receivable – net	106,741	100,664
Other assets	66,314	61,473
Total assets	$2,538,803	$2,557,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$27,000	$272,500
Secured borrowings	302,221	303,610
Unsecured borrowings – net	1,200,783	975,290
Accrued expenses and other liabilities	125,916	127,428
Total liabilities	1,655,920	1,678,828

Stockholders’ equity:
Common stock $.10 par value 200,000 shares authorized ––
104,766 shares as of March 31, 2012 and 103,410
as of December 31, 2011 issued and outstanding	10,477	10,341
Common stock – additional paid-in-capital	1,492,147	1,471,381
Cumulative net earnings	659,514	633,430
Cumulative dividends paid	(1,279,255)	(1,236,668)
Total stockholders’ equity	882,883	878,484
Total liabilities and stockholders’ equity	$2,538,803	$2,557,312

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenue
Rental income	$75,975	$66,337
Mortgage interest income	7,336	3,498
Other investment income – net	1,130	641
Miscellaneous	74	-
Total operating revenues	84,515	70,476

Expenses
Depreciation and amortization	27,147	25,218
General and administrative	5,526	5,226
Acquisition costs	105	45
Impairment loss on real estate properties	272	24,971
Nursing home expenses of owned and operated assets	-	230
Total operating expenses	33,050	55,690

Income before other income and expense	51,465	14,786
Other income (expense)
Interest income	7	11
Interest expense	(22,967)	(20,000)
Interest – amortization of deferred financing costs	(629)	(694)
Interest – refinancing costs	(7,108)	(16)
Total other expense	(30,697)	(20,699)

Income (loss) before gain on assets sold	20,768	(5,913)
Gain on assets sold – net	5,316	-
Net income (loss)	26,084	(5,913)
Preferred stock dividends	-	(1,691)
Preferred stock redemption	-	(3,472)
Net income (loss) available to common stockholders	$26,084	$(11,076)

Income (loss) per common share available to common shareholders:
Basic:
Net income (loss)	$0.25	$(0.11)
Diluted:
Net income (loss)	$0.25	$(0.11)

Dividends declared and paid per common share	$0.41	$0.37

Weighted-average shares outstanding, basic	103,754	100,074
Weighted-average shares outstanding, diluted	104,012	100,086

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2011 (103,410 common shares)	$10,341	$1,471,381	$633,430	$(1,236,668)	$878,484
Issuance of common stock:
Grant of restricted stock to company executives (428 shares)	43	(43)	—	—	—
Grant of restricted stock (13 shares at $20.29 per share)	1	(1)	—	—	—
Amortization of restricted stock	—	1,470	—	—	1,470
Dividend reinvestment plan (665 shares at $21.42 per share)	66	14,158	—	—	14,224
Grant of stock as payment of directors fees (2 shares at an average of $21.49 per share)	1	37	—	—	38
Equity Shelf Program (249 shares at $21.38 per share, net of issuance costs)	25	5,145	—	—	5,170
Net income	—	—	26,084	—	26,084
Common dividends ($0.41 per share).	—	—	—	(42,587)	(42,587)

Balance at March 31, 2012 (104,766 common shares)	$10,477	$1,492,147	$659,514	$(1,279,255)	$882,883

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$26,084	$(5,913)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	27,147	25,218
Impairment on real estate properties	272	24,971
Amortization of deferred financing and refinancing costs	7,737	694
Restricted stock amortization expense	1,485	1,479
(Gain) loss on assets sold – net	(5,316)	—
Amortization of acquired in-place leases - net	(1,426)	(1,616)
Other	(38)	(38)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	176	(93)
Straight-line rent	(6,541)	(3,403)
Lease inducement	842	755
Effective yield receivable on mortgage notes	(554)	(421)
Other operating assets and liabilities	(324)	(2,829)
Operating assets and liabilities for owned and operated properties	—	(98)
Net cash provided by operating activities	49,544	38,706
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(1,852)	—
Placement of mortgage loans	(1,309)	(1,749)
Proceeds from sale of real estate investments	14,068	—
Capital improvements and funding of other investments	(7,985)	(4,325)
Proceeds from other investments	8,060	980
Investments in other investments	(1,069)	(593)
Collection of mortgage principal – net	119	20
Net cash provided by (used in) investing activities	10,032	(5,667)
Cash flows from financing activities
Proceeds from credit facility borrowings	45,000	117,000
Payments on credit facility borrowings	(290,500)	(48,000)
Receipts of other long-term borrowings	400,000	—
Payments of other long-term borrowings	(176,007)	(604)
Payments of financing related costs	(12,517)	(534)
Receipts from dividend reinvestment plan	14,224	17,525
Net proceeds from issuance of common stock	5,170	28,108
Payments from exercised options and restricted stock – net	—	(1,254)
Dividends paid	(42,580)	(40,268)
Redemption of preferred stock	—	(108,552)
Net cash used in financing activities	(57,210)	(36,579)

Increase (decrease) in cash and cash equivalents	2,366	(3,540)
Cash and cash equivalents at beginning of period	351	6,921
Cash and cash equivalents at end of period	$2,717	$3,381
Interest paid during the period, net of amounts capitalized	$22,163	$16,896

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2012

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

Accounts Receivable

Accounts receivable includes: contractual receivables, effective yield interest receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements.  Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement. Straight-line receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement.  Lease inducements result from value provided by us to the lessee at the inception or renewal of the lease and will be amortized as a reduction of rental revenue over the non cancellable lease term.  On a quarterly basis, we review the collection of our contractual payments and determine the appropriateness of our allowance for uncollectible contractual rents.  In the case of a lease recognized on a straight-line basis or existence of lease inducements, we generally provide an allowance for straight-line accounts receivable or the lease inducements when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)

Contractual receivables	$4,810	$4,683
Effective yield interest receivables	1,895	1,341
Straight-line receivables	80,110	73,604
Lease inducements	21,835	22,677
Allowance	(1,909)	(1,641)
Accounts receivable – net	$106,741	$100,664

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

Leased Property

Our leased real estate properties, represented by 381 SNFs, 10 assisted living facilities (“ALFs”) and five specialty facilities at March 31, 2012, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

2011 Acquisitions

Capital Funding Group, Inc.

On December 23, 2011, we purchased 17 SNFs from affiliates of Capital Funding Group, Inc. (“CFG”), a new operator to Omega, for an aggregate purchase price of $128 million.  The acquisition consisted of the assumption of $71 million of indebtedness guaranteed by the Department of Housing and Urban Development (“HUD”) and $57 million in cash.

The $71 million of assumed HUD debt is comprised of 15 HUD mortgage loans with a blended interest rate of 5.70% and maturities between October 2029 and July 2044.

The 17 SNFs, representing 1,820 available beds, are located in Arkansas (12), Colorado (1), Florida (1), Michigan (2) and Wisconsin (1). The transaction involved two separate master lease agreements covering all 17 SNFs.

We allocated approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.1 million per year over the next five years. We have not recorded goodwill in connection with this transaction.

Persimmon Ventures, LLC and White Pine Holdings, LLC

During the fourth quarter of 2011, we completed $86 million of combined new investments with affiliates of Persimmon Ventures, LLC and White Pine Holding, LLC (“White Pine”), both new operators to Omega.  The investments involved a purchase / lease back transaction and a mortgage transaction.  The combined transaction consists of 7 facilities and 938 beds.

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

Acquisition costs related to the CFG and White Pine acquisitions were approximately $1.2 million in 2011.

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

The facilities acquired from White Pine and affiliates of CFG in the fourth quarter of 2011 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operations reflect each of the White Pine and affiliates of CFG transactions as if they occurred on January 1, 2011.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share amount, unaudited)

Revenues	$84,515	$75,784
Net income (loss) available to common stockholders	26,084	(9,785)

Earnings per share – diluted:
Net income (loss) available to common stockholders – as reported	$0.25	$(0.11)
Net income (loss) available to common stockholders – pro forma	0.25	(0.10)

Connecticut Properties

In January 2011, at our request, a complaint was filed by the State of Connecticut, Commissioner of Social Services (the “State”) against the licensees/operators of four Connecticut SNFs, seeking the appointment of a receiver.  The facilities were leased and operated by affiliates of FC/SCH Capital, LLC (“FC/SCH”) and were managed by Genesis Healthcare (“Genesis”), and had approximately 472 licensed beds as of March 31, 2011.  The Superior Court, Judicial District of Hartford, Connecticut (the “Court”) appointed a receiver.

The receiver was responsible for (i) operating the facilities and funding all operational expenses incurred after the appointment of the receiver and (ii) for providing the Court with recommendations regarding the facilities.  In March 2011, the receiver moved to close all four SNFs and we objected.  At the hearing held on April 21, 2011, we stated our position that the receiver failed to comply with the statutory requirements prior to recommending the facilities’ closure.  In addition, alternative operators expressed interest in operating several of the facilities.  On April 27, 2011, the Court granted the receiver’s motion and ordered the facilities closed.

We timely filed our notice of appeal, taking the position that the Court's Order was final and appealable, and erroneous.  Following our notice of appeal, we negotiated a stipulation with the State and the receiver which afforded it significant concessions.  Those concessions included: (a) an agreed recognition of us as a secured lienholder with a priority claim, (b) an accelerated timeframe for the (i) allocation by the receiver of collected funds between pre- and post- receivership periods, and (ii) disbursement to us of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions (among others), we withdrew our appeal.

As a result of these developments, during the three months ended March 31, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as skilled nursing facilities.  As of November 1, 2011, all of the residents of the four facilities have been relocated and the receiver has surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale (for purposes other than the provision of skilled nursing care).

FC/SCH Facilities

During the second quarter of 2011, we entered into a master transition agreement (“2011 MTA”) with one of our current lessee/operators and a third party lessee/operator to transition the facilities from the current operator to the new operator.  The 2011 MTA closing is subject to receipt of healthcare regulatory approvals from several states for the operating license transfer from the current operator to the new operator.  On January 1, 2012, regulatory approval was provided and the former lease was terminated and a new operator entered into a new twelve-year master lease for the facilities.  As a result of the 2011 MTA, during the second quarter of 2011, we evaluated the recoverability of the straight-line rent and lease inducements associated with the current lease and recorded a $4.1 million provision for uncollectible accounts associated with straight-line receivables and lease inducements.

Assets Sold or Held for Sale

Assets Sold

On January 13, 2012, we sold a SNF in Indiana for approximately $3.1 million resulting in a gain of approximately $0.3 million.

On March 23, 2012, an operator in Alaska exercised its purchase option and purchased a SNF for approximately $11.0 million.  We recognized a gain of approximately $5.1 million in this transaction.

Held for Sale

During the first quarter of 2012, we recorded a $0.1 million impairment charge to reduce the carrying value of a SNF in Arkansas to its estimated fair value less cost to sell and simultaneously classified the facility as held-for-sale.  Also during the first quarter of  2012, we recorded a $0.1 million impairment charge to reduce the carrying value of a held-for-sale facility that was sold during the quarter.

At March 31, 2012, we had seven SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $8.1 million.

Mortgage Notes Receivable

Our mortgage notes receivable relate to 12 fixed-rate mortgages on 32 long-term care facilities and one construction mortgage on a facility currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, which are operated by six (6) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of March 31, 2012, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgage properties are generally cross-collateralized with the master lease agreement.

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

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Nursing home revenues	$—	$—

Nursing home expenses	—	230
Loss from nursing home operations	$—	$(230)

NOTE 4 – CONCENTRATION OF RISK

As of March 31, 2012, our portfolio of real estate investments consisted of 435 healthcare facilities, located in 33 states and operated by 47 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.8 billion at March 31, 2012, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 381 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 32 SNFs, and seven SNFs and a parcel of land that are held-for-sale.  At March 31, 2012, we also held miscellaneous investments of approximately $46.0 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2012, we had investments with one operator that exceeded 10% of our total investment: affiliates and/or subsidiaries of CommuniCare Health Services (“CommuniCare”) (12%).  The two states in which we had our highest concentration of investments were Florida (22%) and Ohio (13%) at March 31, 2012.

For the three-month period ended March 31, 2012, our revenues from operations totaled $84.5 million, of which approximately $10.9 million was from CommuniCare (13%) and $8.5 million was from Sun Healthcare (“Sun”) (10%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended March 31, 2012.

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

NOTE 5 – DIVIDENDS

Common Dividends

On April 17, 2012, the Board of Directors declared a common stock dividend of $0.42 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 15, 2012 to common stockholders of record on April 30, 2012.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  As of March 31, 2012, the TRS had a net operating loss carry-forward of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as we concluded it was more-likely-than-not that the deferred tax asset would not be realized.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Stock-based compensation expense	$1,485	$1,479

2011 Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees.  Effective January 2012, we granted 124,244 PRSUs to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of March 31, 2012, no shares of restricted stock have vested under these restricted stock awards.

Performance Restricted Stock Units

Effective January 1, 2011, we awarded three types of PRSUs to the six employees: (i) 124,244 annual total shareholder return (“TSR”) PRSUs for the year ended December 31, 2011 (“2011 Annual TSR PRSUs”); (ii) 279,550 multi-year absolute TSR PRSUs and (iii) 93,183 multi-year relative TSR PRSUs.  On January 1, 2012, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2012 (“2012 Annual TSR PRSUs”).

Annual TSR PRSUs

The number of shares earned under the annual TSR PRSUs depends generally on the level of achievement of TSR for the year.  The annual TSR PRSUs vest on December 31 of the year, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  The 2011 Annual TSR PRSUs were forfeited because the required TSR for 2011 was not achieved.

Multi-year Absolute TSR PRSUs

The number of shares earned under the multi-year absolute TSR PRSUs depends generally on the level of achievement of TSR for the three-years ending December 31, 2013.  The multi-year absolute TSR PRSUs vest 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

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

As of March 31, 2012, none of these PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of March 31, 2012 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$5.6
2012 Annual PRSUs	124,244	$9.61	1.2	12	0.9
Multi-year absolute TSR PRSUs	279,550	$11.06	3.1	44	2.1
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	44	0.8
Total	925,480	$15.64	$15.0		$9.4

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees in January 2011 and January 2012.

Director Grants

As of March 31, 2012, we had 30,999 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of March 31, 2012, the unrecognized compensation cost associated with the directors is approximately $0.5 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	March 31,	December 31,
	Maturity	Rate	2012	2011
			(in thousands)
Secured borrowings:
HUD Berkadia mortgages (1)	2036 - 2040	6.61%	$64,131	$64,533
HUD Capital Funding mortgages	2040 - 2045	4.85%	132,524	133,061
HUD White Pine mortgages (1)	2036 - 2040	4.87%	32,610	32,813
HUD Affiliates of CFG mortgages(1)	2029 - 2044	5.70%	72,956	73,203
Total secured borrowings			302,221	303,610

Unsecured borrowings:
Revolving line of credit	2015	3.00%	$27,000	$272,500

2016 Notes	2016	7.0%	—	175,000
2020 Notes	2020	7.5%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
2024 Notes	2024	5.875%	400,000	—
Subordinated debt	2021	9.0%	21,175	21,219
			1,196,175	971,219
Premium - net			4,608	4,071
Total unsecured borrowings			1,227,783	1,247,790
Totals – net			$1,530,004	$1,551,400
(1)	Reflects the weighted average interest rate on the mortgages.

Bank Credit Agreements

At March 31, 2012, we had $27.0 million outstanding under our $475 million unsecured revolving credit facility (the “2011 Credit Facility”), and no letters of credit outstanding, leaving availability of $448.0 million.

The 2011 Credit Facility matures on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million.

The 2011 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 225 basis points to 300 basis points) based on our consolidated leverage.  In the event the Company achieves at least two investment grade ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, the 2011 Credit Facility will be priced at LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  The Company’s applicable percentage above LIBOR was 275 basis points at March 31, 2012 under the 2011 Credit Facility.  The 2011 Credit Facility is used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of the Company’s capital stock if a default or event of default occurs; and maintenance of REIT status.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions. As of March 31, 2012, we were in compliance with all affirmative and negative covenants, including financial covenants.

Issuance of $400 Million 5.875% Senior Notes due 2024

On March 19, 2012, we issued $400 million aggregate principal amount of our 5.875% Senior Notes due 2024, or the 2024 Notes.  The 2024 Notes mature on March 15, 2024 and pay interest semi-annually on March 15 and September 15 of each year, commencing on September 15, 2012.

We may redeem the 2024 Notes, in whole at any time or in part from time to time, at redemption prices of 102.938%, 101.958% and 100.979% of the principal amount thereof if the redemption occurs during the 12-month periods beginning on March 15 of the years 2017, 2018 and 2019, respectively, and at a redemption price of 100% of the principal amount thereof on and after March 15, 2020, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until March 15, 2015 we may redeem up to 35% of the 2024 Notes with the net cash proceeds of one or more public equity offerings at a redemption price of 105.875% of the principal amount of the 2024 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our $475 million senior unsecured revolving credit facility.  As of March 31, 2012, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $522 million of our total assets.

$175 Million 7% Senior Notes due 2016 Tender Offer and Redemption

On March 5, 2012, we commenced a tender offer to purchase for cash any and all of our outstanding $175 million aggregate principal amount of 7% Senior Notes due 2016, or the 2016 Notes, upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated March 5, 2012.  Pursuant to the terms of the tender offer, on March 19, 2012, we purchased $168.9 million aggregate principal amount of the 2016 Notes.

On March 27, 2012, pursuant to the terms of the indenture governing the 2016 Notes, we redeemed the remaining $6.1 million aggregate principal amount of the 2016 Notes at a redemption price of 102.333% of their principal amount, plus accrued and unpaid interest up to the redemption date. Following redemption, the 2016 Notes, the indenture governing the 2016 Notes and the related guarantees were terminated.

The redemption resulted in approximately $7.1 million of redemption related cost and write-offs, including $4.5 million in payments made to bondholders for early redemption, $2.2 million of write-offs associated with deferred costs and $0.4 million of expenses associated with the tender and redemption.

$140 Million Equity Shelf Program

For the three months ended March 31, 2012, approximately 0.2 million shares of our common stock were issued through our $140 million Equity Shelf Program (the “2010 ESP”) for net proceeds of approximately $5.2 million, net of $0.1 million of commissions.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2012, approximately 0.7 million shares of our common stock were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $14.2 million.

NOTE 9 – FINANCIAL INSTRUMENTS

At March 31, 2012 and December 31, 2011, the carrying amounts and fair values of our financial instruments were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$2,717	$2,717	$351	$351
Restricted cash	34,393	34,393	34,112	34,112
Mortgage notes receivable – net	239,901	243,243	238,675	241,494
Other investments – net	45,966	42,481	52,957	48,903
Totals	$322,977	$322,834	$326,095	$324,860
Liabilities:
Revolving line of credit	$27,000	$27,000	$272,500	$272,500
7.00% Notes due 2016 – net	—	—	174,376	186,398
7.50% Notes due 2020 – net	197,288	224,027	197,202	216,114
6.75% Notes due 2022 – net	582,320	641,811	582,493	582,684
5.875% Notes due 2024 – net	400,000	395,893	—	—
HUD debt	302,221	372,713	303,610	321,949
Subordinated debt	21,175	24,897	21,219	23,198
Totals	$1,530,004	$1,686,341	$1,551,400	$1,602,843

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our 2011 Annual Report on Form 10-K).  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

●
Revolving line of credit:  The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$26,084	$(5,913)
Preferred stock dividends	—	(1,691)
Preferred stock redemption	—	(3,472)
Numerator for net income available to common per share - basic and diluted	$26,084	$(11,076)
Denominator:
Denominator for basic earnings per share	103,754	100,074
Effect of dilutive securities:
Restricted stock	241	—
Deferred stock	17	12
Denominator for diluted earnings per share	104,012	100,086

Earnings per share – basic:
Net income (loss) – basic	$0.25	$(0.11)
Earnings per share – diluted:
Net income (loss) – diluted	$0.25	$(0.11)

NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS

As of March 31, 2012, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022 and (iii) $400 million 5.875% Senior Notes due 2024, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource on such date.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” three subsidiaries acquired from White Pine and 17 of the subsidiaries acquired from affiliates of CFG.  For the three months ended March 31, 2012 and 2011, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  For the three-month period ended March 31, 2012 and 2011, the non-guarantor subsidiaries have not engaged in investing or financing activities other than the principal payment of $1.0 million and $0.6 million, respectively, for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the senior notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	March 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Land and buildings	$2,039,354	$490,263	$—	$2,529,617
Less accumulated depreciation	(465,287)	(29,649)	—	(494,936)
Real estate properties – net	1,574,067	460,614	—	2,034,681
Mortgage notes receivable – net	239,901	—	—	239,901
	1,813,968	460,614	—	2,274,582
Other investments – net	45,966	—	—	45,966
	1,859,934	460,614	—	2,320,548
Assets held for sale – net	8,090	—	—	8,090
Total investments	1,868,024	460,614	—	2,328,638

Cash and cash equivalents	2,717	—	—	2,717
Restricted cash	7,127	27,266	—	34,393
Accounts receivable – net	102,439	4,302	—	106,741
Investment in affiliates	151,041	—	(151,041)	—
Other assets	36,473	29,841	—	66,314
Total assets	$2,167,821	$522,023	(151,041)	$2,538,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$27,000	$—	$—	$27,000
Secured borrowings	—	302,221	—	302,221
Unsecured borrowings – net	1,179,608	21,175	—	1,200,783
Accrued expenses and other liabilities	78,330	47,586	—	125,916
Intercompany payable	—	137,878	(137,878)	—
Total liabilities	1,284,938	508,860	(137,878)	1,655,920

Stockholders’ equity:
Common stock	10,477	—	—	10,477
Common stock – additional paid-in-capital	1,492,147	—	—	1,492,147
Cumulative net earnings	659,514	13,163	(13,163)	659,514
Cumulative dividends paid	(1,279,255)	—	—	(1,279,255)
Total stockholders’ equity	882,883	13,163	(13,163)	882,883
Total liabilities and stockholders’ equity	$2,167,821	$522,023	$(151,041)	$2,538,803

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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$62,622	$13,353	$-	$75,975
Mortgage interest income	7,336	-	-	7,336
Other investment income – net	1,130	-	-	1,130
Miscellaneous	74	-	-	74
Total operating revenues	71,162	13,353	-	84,515

Expenses
Depreciation and amortization	21,389	5,758	-	27,147
General and administrative	5,406	120	-	5,526
Acquisition costs	105	-	-	105
Impairment loss on real estate properties	272	-	-	272
Total operating expenses	27,172	5,878	-	33,050

Income before other income and expense	43,990	7,475	-	51,465
Other income (expense):
Interest income	-	7	-	7
Interest expense	(18,950)	(4,017)	-	(22,967)
Interest – amortization of deferred financing costs	(629)	-	-	(629)
Interest – refinancing costs	(7,108)	-	-	(7,108)
Equity in earnings	3,465	-	(3,465)	-
Total other expense	(23,222)	(4,010)	(3,465)	(30,697)

Income before gain on assets sold	20,768	3,465	(3,465)	20,768
Gain on assets sold – net	5,316	-	-	5,316
Net income available to common stockholders	$26,084	$3,465	$(3,465)	$26,084

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

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement.  This document contains forward-looking statements within the meaning of the federal securities laws.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2011, and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Our portfolio of investments at March 31, 2012, consisted of 435 healthcare facilities (including seven facilities and one parcel of land as held for sale), located in 33 states and operated by 47 third-party operators.  Our gross investment in these facilities totaled approximately $2.8 billion at March 31, 2012, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 381 SNFs, (ii) 10 assisted living facilities (“ALFs”), (iii) five specialty facilities, (iv) fixed rate mortgages on 32 SNFs and (v) seven SNFs and (vi) one parcel of land that are held for sale.  At March 31, 2012, we also held other investments of approximately $46.0 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Taxation

We have elected to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  For further information, see “Taxation” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2011.

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

The attorneys general for several states, as well as other individuals and organizations, have challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  A number of the lawsuits have been ruled on by federal appeals courts, but those rulings were not consistent.  Several parties have appealed to the U.S. Supreme Court.  The Supreme Court heard oral arguments in these cases in March 2012, but we cannot predict when or how it will rule.   Further, various Congressional leaders have indicated a desire to revisit some or all of the Healthcare Reform Law.   While the U.S. Senate voted against repealing the entire Healthcare Reform Law, a number of bills and budget proposals seek to repeal, change or defund certain provisions of the law.  For example, the 2011 budget eliminated two programs funded under the Healthcare Reform Law:  the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs. Further, a number of states have passed legislation intended to block various requirements of the Healthcare Reform Law.   Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) became law on July 15, 2008, and made a variety of changes to Medicare, some of which affected SNFs.  For instance, MIPPA extended the therapy cap exceptions process through December 31, 2009.  A number of other laws have further extended the therapy cap exceptions process, with the current expiration set to occur on December 31, 2012.  The therapy caps limit the physical therapy, speech-language therapy and occupational therapy services that a Medicare beneficiary can receive during a calendar year.  These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits.  Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

Quality of Care Initiatives.  The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators.  For instance, in December 2008, the CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid. Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis.  In March 2012, the Government Accountability Office released a report that recommended that the CMS use strategic planning in its efforts to evaluate and improve the rating system.  While CMS agreed with the GAO’s recommendations, we cannot predict what changes, if any, it will make to the rating system.  It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

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

The federal anti-kickback statute is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration in return for, to induce or to arrange for the referral of individuals for any item or service payable by a federal or state healthcare program. There is also a civil analogue. States also have enacted similar statutes covering Medicaid payments, and some states have broader statutes. Some enforcement efforts have targeted relationships between SNFs and ancillary providers, relationships between SNFs and referral sources for SNFs and relationships between SNFs and facilities for which the SNFs serve as referral sources. The federal self-referral law, commonly known as the “Stark Law,” is a civil statute that prohibits a physician from making referrals to an entity for “designated health services” if the physician has a financial relationships with the entity. Some of the services provided in SNFs are classified as designated health services. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a federal False Claims Act violation. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2011.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2011 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2012 and 2011

Operating Revenues

Our operating revenues for the three months ended March 31, 2012, totaled $84.5 million, an increase of $14.0 million over the same period in 2011.  The $14.0 million increase was primarily the result of additional rental income of $9.6 million due to (i) new acquisitions in the 4th quarter of 2011; (ii) lease amendments and extensions and (iii) the transition of FC/SCH Capital, LLC (“FC/SCH”) facilities to the new operator.  Additional mortgage income of approximately $3.8 million was primarily due to (i) the new $92.0 million mortgage loan that we entered into with Ciena in November 2011 and (ii) the new $25.0 million mortgage loan that we entered into with White Pine in October 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2012, totaled $33.1 million, a decrease of approximately $22.6 million over the same period in 2011.  The decrease was primarily due to (i) a decrease of $24.7 million associated with the provision for real estate impairment (of which approximately $24.4 million related to the first quarter 2011 write-down of the Connecticut properties to their estimated fair value as non SNF facilities) and (ii) a decrease of $0.2 million related to expense related to our owned and operated assets, offset by an increase of $1.9 million of depreciation and amortization due to the affiliates of CFG and White Pine acquisitions in the fourth quarter of 2011.

Other Income (Expense)

For the three months ended March 31, 2012, total other expenses were $30.7 million, an increase of approximately $10.0 million over the same period in 2011.  The increase in interest expense of approximately $3.0 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the affiliates of CFG and White Pine acquisitions during the fourth quarter of 2011.  During the first quarter of 2012, we incurred prepayment penalties of approximately $4.5 million and wrote-off deferred costs of $2.2 million and incurred expenses of approximately $0.4 million associated with the tender offer and redemption of our outstanding $175 million 7% 2016 Notes.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2012, was $48.2 million, compared to $39.1 million, for the same period in 2011.

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

The following table presents our FFO results for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Net income (loss) available to common stockholders	$26,084	$(11,076)
Deduct gain from real estate dispositions	(5,316)	—
Sub-total	20,768	(11,076)
Elimination of non-cash items included in net income:
Depreciation and amortization	27,147	25,218
Add back impairments on real estate properties	272	24,971
Funds from operations available to common stockholders	$48,187	$39,113

Portfolio and Recent Developments

2011 Acquisitions

Capital Funding Group, Inc.

On December 23, 2011, we purchased 17 SNFs from affiliates of CFG, a new operator to Omega, for an aggregate purchase price of $128 million.  The acquisition consisted of the assumption of $71 million of indebtedness guaranteed by the Department of Housing and Urban Development (“HUD”) and $57 million in cash.

The $71 million of assumed HUD debt is comprised of 15 HUD mortgage loans with a blended interest rate of 5.70% and maturities between October 2029 and July 2044.

The 17 SNFs, representing 1,820 available beds, are located in Arkansas (12), Colorado (1), Florida (1), Michigan (2) and Wisconsin (1). The transaction involved two separate master lease agreements covering all 17 SNFs.

We allocated approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.1 million per year over the next five years. We have not recorded goodwill in connection with this transaction.

Persimmon Ventures, LLC and White Pine Holdings, LLC

During the fourth quarter of 2011, we completed $86 million of combined new investments with affiliates of Persimmon Ventures, LLC and White Pine Holdings, LLC (“White Pine”), both new operators to Omega.  The investments involved a purchase / lease back transaction and a mortgage transaction.  The combined transaction consists of 7 facilities and 938 beds.

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

Acquisition costs related to the CFG and White Pine acquisitions were approximately $1.2 million in 2011.

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

Assets Sold or Held for Sale

Assets Sold

On January 13, 2012, we sold a SNF in Indiana for approximately $3.1 million resulting in a gain of approximately $0.3 million.

On March 23, 2012, an operator in Alaska exercised its purchase option and purchased a SNF for approximately $11.0 million.  We recognized a gain of approximately $5.1 million in this transaction.

Held for Sale

During the first quarter of 2012, we recorded a $0.1 million impairment charge to reduce the carrying value of a SNF in Arkansas to its estimated fair value less cost to sell and simultaneously classified the facility as held-for-sale.  Also during the first quarter of 2012, we recorded a $0.1 million impairment charge to reduce the carrying value of a held-for-sale facility that was sold during the quarter.

At March 31, 2012, we had seven SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $8.1 million.

Connecticut Properties

In January 2011, upon our request, a complaint was filed by the State of Connecticut, Commissioner of Social Services (the “State”) against the licensees/operators of four Connecticut SNFs, seeking the appointment of a receiver.  The Superior Court, Judicial District of Hartford, Connecticut (the “Court”) appointed a receiver.

The receiver was responsible for (i) operating the facilities and funding all operational expenses incurred after the appointment of the receiver and (ii) for providing the Court with recommendations regarding the facilities.  In March 2011, the receiver moved to close all four SNFs and we objected.  At the hearing held on April 21, 2011, we stated our position that the receiver failed to comply with the statutory requirements prior to recommending the facilities’ closure.  In addition, alternative operators expressed interest in operating several of the facilities.  On April 27, 2011, the Court granted the receiver’s motion and ordered the facilities closed.

We timely filed our notice of appeal, taking the position that the Court's Order was final and appealable, and erroneous.  Following our notice of appeal, we negotiated a stipulation with the State and the receiver which afforded it significant concessions.  Those concessions included: (a) an agreed recognition of us as a secured lienholder with a priority claim, (b) an accelerated timeframe for the (i) allocation by the receiver of collected funds between pre- and post-receivership periods, and (ii) disbursement to us of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions (among others), we withdrew our appeal.

As a result of these developments, during the three months ended March 31, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as skilled nursing facilities.  As of November 1, 2011, all of the residents of the four facilities have been relocated, and the receiver has surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale (for purposes other than the provision of skilled nursing care).

FC/SCH Facilities

During the second quarter of 2011, we entered into a master transition agreement (“2011 MTA”) with one of our current lessee/operators and a third party lessee/operator to transition the facilities from the current operator to the new operator.  The 2011 MTA closing is subject to receipt of healthcare regulatory approvals from several states for the operating license transfer from the current operator to the new operator.  On January 1, 2012, regulatory approval was provided and the former lease was terminated and a new operator entered into a new twelve-year master lease for the facilities.  As a result of the 2011 MTA, during the second quarter of 2011, we evaluated the recoverability of the straight-line rent and lease inducements associated with the current lease and recorded a $4.1 million provision for uncollectible accounts associated with straight-line receivables and lease inducements.

Liquidity and Capital Resources

At March 31, 2012, we had total assets of $2.5 billion, stockholders’ equity of $0.9 billion and debt of $1.5 billion, representing approximately 63.4% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2012.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,500,551	$4,270	$9,266	$37,327	$1,449,688
Interest payments on long-term debt	1,121,434	94,726	188,987	186,609	651,112
Operating lease obligations(2)	2,325	306	637	672	710
Total	$2,624,310	$99,302	$198,890	$224,608	$2,101,510

(1)
The $1.5 billion of debt outstanding includes $27.0 million in borrowings under the 2011 Credit Facility (described below) due in August 2015, $200 million aggregate principal amount of 7.5% Senior Notes due February 2020, $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, $400 million aggregate principal amount of 5.875% Senior Notes due March 2024, $20 million of 9.0% subordinated debt maturing in December 2021, $52 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, $126 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045, $71 million of HUD debt at a 5.70% weighted average annual interest rate maturing between October 2029 and July 2044 and $30 million of HUD debt at a 4.87% weighted average annual interest rate maturing between March 2036 and September 2040.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At March 31, 2012, we had $27.0 million outstanding under our $475 million unsecured revolving credit facility (the “2011 Credit Facility”), and no letters of credit outstanding, leaving availability of $448.0 million.

The 2011 Credit Facility matures in four years, on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million.

The 2011 Credit Facility is priced at LIBOR plus an applicable percentage (ranging from 225 basis points to 300 basis points) based on our consolidated leverage.  In the event the Company achieves at least two investment grade ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, the 2011 Credit Facility will be priced at LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  The Company’s applicable percentage above LIBOR was 275 basis points at March 31, 2012 under the 2011 Credit Facility.  The 2011 Credit Facility is used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of the Company’s capital stock if a default or event of default occurs; and maintenance of REIT status.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions. As of March 31, 2012, we were in compliance with all affirmative and negative covenants, including financial covenants.

Issuance of $400 Million 5.875% Senior Notes due 2024

On March 19, 2012, we issued $400 million aggregate principal amount of our 5.875% Senior Notes due 2024, or the 2024 Notes.  The 2024 Notes mature on March 15, 2024 and pay interest semi-annually on March 15 and September 15 of each year, commencing on September 15, 2012.

We may redeem the 2024 Notes, in whole at any time or in part from time to time, at redemption prices of 102.938%, 101.958% and 100.979% of the principal amount thereof if the redemption occurs during the 12-month periods beginning on March 15 of the years 2017, 2018 and 2019, respectively, and at a redemption price of 100% of the principal amount thereof on and after March 15, 2020, in each case, plus any accrued and unpaid interest to the redemption date.  In addition, until March 15, 2015 we may redeem up to 35% of the 2024 Notes with the net cash proceeds of one or more public equity offerings at a redemption price of 105.875% of the principal amount of the 2024 Notes to be so redeemed, plus any accrued and unpaid interest to the redemption date.  If we undergo a change of control, we may be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount plus accrued interest.

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our $475 million senior unsecured revolving credit facility.  As of March 31, 2012, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $522 million of our total assets.

$175 Million 7% Senior Notes due 2016 Tender Offer and Redemption

On March 5, 2012, we commenced a tender offer to purchase for cash any and all of our outstanding $175 million aggregate principal amount of 7% Senior Notes due 2016, or the 2016 Notes, upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated March 5, 2012.  Pursuant to the terms of the tender offer, on March 19, 2012, we purchased $168.9 million aggregate principal amount of the 2016 Notes.

On March 27, 2012, pursuant to the terms of the indenture governing the 2016 Notes, we redeemed the remaining $6.1 million aggregate principal amount of the 2016 Notes at a redemption price of 102.333% of their principal amount, plus accrued and unpaid interest up to the redemption date. Following redemption, the 2016 Notes, the indenture governing the 2016 Notes and the related guarantees were terminated.

The redemption resulted in approximately $7.1 million expenses, including $4.5 million in payments made to bondholders for early redemption, $2.2 million of write offs associated with deferred costs and $0.4 million of expenses associated with the tender and redemption.

$140 Million Equity Shelf Program

For the three months ended March 31, 2012, approximately 0.2 million shares of our common stock were issued through our $140 million Equity Shelf Program (the “2010 ESP”) for net proceeds of $5.2 million, net of $0.1 million of commissions.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2012, approximately 0.7 million shares of our common stock were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $14.2 million.

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

For the three months ended March 31, 2012, we paid total dividends of $42.6 million.

On April 17, 2012, the Board of Directors declared a common stock dividend of $0.42 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 15, 2012 to common stockholders of record on April 30, 2012.

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

Cash and cash equivalents totaled $2.7 million as of March 31, 2012, an increase of $2.4 million as compared to the balance at December 31, 2011.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $49.5 million for the three months ended March 31, 2012, as compared to $38.7 million for the same period in 2011, an increase of $10.8 million.  The increase is primarily due to the rental revenue from the 2011 White Pine and affiliates of CFG acquisitions and the placement of additional mortgages, offset by additional interest associated with financing the acquisitions and new mortgages.

Investing Activities – Net cash flow from investing activities was an inflow of $10.0 million for the three months ended March 31, 2012, as compared to an outflow of $5.7 million for the same period in 2011.  The $15.7 million change in investing activities relates primarily to (i) net proceeds of $14.1 million from the sale of real estate; (ii) an increase in net proceeds of $6.6 million from other investments – net during the first quarter of 2012 compared to the same period in 2011.  Offsetting these increases were: (i) the purchase of land for $1.9 million and (ii) additional investment in capital improvement projects of $3.7 million compared to the same period in 2011.

Financing Activities – Net cash flow from financing activities was an outflow of $57.2 million for the three months ended March 31, 2012 as compared to an outflow of $36.6 million for the same period in 2011.  The increase in cash outflow from financing activities was primarily a result of: (i) a net payments of $245.5 million on the 2011 Credit Facility during the first quarter of 2012 compared to $69.0 million of net proceeds for the same period in 2011; (ii) $175.0 million tender offer and redemption payments for our outstanding $175 million 2016 Notes and $1.0 million in routine HUD debt principal payments; (iii) payment of $12.5 million related to deferred financing costs and refinancing costs primarily associated with (a) the tender offer and redemption of our outstanding $175 million 2016 Notes and (b) the issuance of our $400 million 5.875% Senior Notes due 2024; and (iv) an increase in dividend payments of $2.3 million during the first quarter of 2012 due to an increase in number of shares outstanding and an increase of $0.04 per share in the dividends. Offsetting these increases were: (i) net proceeds of $400 million from our 5.875% Senior Notes due 2024 issued in March 2012; (ii) a decrease in net proceeds of $22.9 million from our common stock issued through our Equity Shelf Program during the first quarter of 2012 compared to the same period in 2011; (iii) a decrease in net proceeds of $3.3 million from our dividend reinvestment plan in the first quarter of 2012 compared to the same period in 2011 and (iv) the impact of the $108.6 million preferred stock redemption in the first quarter of 2011.

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

The interest rate charged on our 2011 Credit Facility can vary based on the interest rate option we choose to utilize.  The interest rates per annum applicable to the 2011 Credit Facility are the reserve adjusted LIBOR Rate (the “Eurodollar Rate” or “Eurodollar”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate determined on such day for a Eurodollar Loan with an interest period of one month plus 1.0%, in each case, plus the applicable margin (as defined below). The applicable margin with respect to the 2011 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 3.0% to 2.25% in the case of Eurodollar advances, and from 2.0% to 1.25% in the case of base rate advances. Letter of credit fees may range from 3.0% to 2.25% per annum, based on the same performance grid.  As of March 31, 2012, the total amount of debt outstanding on the 2011 Credit Facility was $27.0 million, which is subject to interest rate fluctuations.

For additional information, refer to Item 7A as presented in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4 – Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2012.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2011, with the Securities and Exchange Commission on February 27, 2012, which sets forth our risk factors in Item 1A therein.  We have not experienced any material changes from the risk factors previously described therein.

Item 6 – Exhibits

Exhibit No.
4.1
Eighth Supplemental Indenture, dated as of March 19, 2012, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

4.2
Indenture, dated as of March 19, 2012, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

4.3
Registration Rights Agreement, dated March 19, 2012, by and among Omega Healthcare Investors, Inc., the guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, for itself and on behalf of the Initial Purchasers. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: May 8, 2012	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 8, 2012	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer