Form 10-Q/A
period 2011-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2012-05-24
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

    Omega Healthcare Investors, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q”).  This Amendment is being filed solely to re-file Exhibit 10.1 (the “Exhibit”) to the Form 10-Q to include certain portions that had previously been redacted pursuant to a request for confidential treatment. The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Form 10-Q.

    In addition, in connection with the filing of this Amendment, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.  No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures contained in the original Form 10-Q.

2

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

3

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: May 24, 2012	By:	/s/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

4