Form 10-Q
period 2012-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2012-08-07
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2012.

Common Stock, $.10 par value	108,675,027
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$2,560,909	$2,537,039
Less accumulated depreciation	(522,107)	(470,420)
Real estate properties – net	2,038,802	2,066,619
Mortgage notes receivable – net	243,461	238,675
	2,282,263	2,305,294
Other investments – net	46,475	52,957
	2,328,738	2,358,251
Assets held for sale – net	2,120	2,461
Total investments	2,330,858	2,360,712

Cash and cash equivalents	2,861	351
Restricted cash	36,479	34,112
Accounts receivable – net	112,842	100,664
Other assets	68,822	61,473
Total assets	$2,551,862	$2,557,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$2,000	$272,500
Secured borrowings	287,339	303,610
Unsecured borrowings – net	1,200,652	975,290
Accrued expenses and other liabilities	126,196	127,428
Total liabilities	1,616,187	1,678,828

Stockholders’ equity:
Common stock $.10 par value 200,000 shares authorized –– 107,820 shares as of June 30, 2012 and 103,410 as of December 31, 2011 issued and outstanding	10,782	10,341
Common stock – additional paid-in-capital	1,558,506	1,471,381
Cumulative net earnings	690,086	633,430
Cumulative dividends paid	(1,323,699)	(1,236,668)
Total stockholders’ equity	935,675	878,484
Total liabilities and stockholders’ equity	$2,551,862	$2,557,312

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Rental income	$75,228	$68,487	$151,203	$134,824
Mortgage interest income	7,404	3,433	14,740	6,931
Other investment income – net	1,165	617	2,295	1,258
Miscellaneous	28	69	102	69
Total operating revenues	83,825	72,606	168,340	143,082

Expenses
Depreciation and amortization	27,199	24,759	54,346	49,977
General and administrative	4,954	4,930	10,480	10,156
Acquisition costs	98	-	203	45
Impairment loss on real estate properties	-	-	272	24,971
Provisions for uncollectible mortgages, notes and accounts receivable	-	4,139	-	4,139
Nursing home expenses of owned and operated assets	-	225	-	455
Total operating expenses	32,251	34,053	65,301	89,743

Income before other income and expense	51,574	38,553	103,039	53,339
Other income (expense)
Interest income	9	12	16	23
Interest expense	(24,009)	(20,072)	(46,976)	(40,072)
Interest – amortization of deferred financing costs	(668)	(703)	(1,297)	(1,397)
Interest – gain (loss) on extinguishment of debt	1,698	-	(5,410)	(16)
Total other expense	(22,970)	(20,763)	(53,667)	(41,462)

Income before gain on assets sold	28,604	17,790	49,372	11,877
Gain on assets sold – net	1,968	-	7,284	-
Net income	30,572	17,790	56,656	11,877
Preferred stock dividends	-	-	-	(1,691)
Preferred stock redemption	-	16	-	(3,456)
Net income available to common stockholders	$30,572	$17,806	$56,656	$6,730

Income per common share available to common shareholders:
Basic:
Net income	$0.29	$0.17	$0.54	$0.07
Diluted:
Net income	$0.29	$0.17	$0.54	$0.07

Dividends declared and paid per common share	$0.42	$0.38	$0.83	$0.75

Weighted-average shares outstanding, basic	105,717	101,912	104,736	100,993
Weighted-average shares outstanding, diluted	106,033	102,001	105,023	101,044

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)
	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2011 (103,410 common shares)	$10,341	$1,471,381	$633,430	$(1,236,668)	$878,484
Issuance of common stock:
Grant of restricted stock to company executives (428 shares)	43	(43)	—	—	—
Grant of restricted stock to company directors (13 shares at $20.29 per share)	1	(1)	—	—	—
Amortization of restricted stock	—	2,940	—	—	2,940
Dividend reinvestment plan (3,206 shares at $21.52 per share)	320	68,656	—	—	68,976
Grant of stock as payment of directors fees (4 shares at an average of $21.42 per share)	1	75	—	—	76
Equity Shelf Program (759 shares at $21.27 per share, net of issuance costs)	76	15,498	—	—	15,574
Net income	—	—	56,656	—	56,656
Common dividends ($0.83 per share)	—	—	—	(87,031)	(87,031)
Balance at June 30, 2012 (107,820 common shares)	$10,782	$1,558,506	$690,086	$(1,323,699)	$935,675

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$56,656	$11,877
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,346	49,977
Impairment on real estate properties	272	24,971
Provisions for uncollectible accounts receivable	—	4,139
Amortization of deferred financing and debt extinguishment costs	6,707	1,397
Restricted stock amortization expense	2,971	2,998
Gain on assets sold – net	(7,284)	—
Amortization of acquired in-place leases - net	(2,852)	(3,232)
Other	(75)	(75)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	370	16
Straight-line rent	(13,120)	(6,672)
Lease inducement	1,684	1,696
Effective yield receivable on mortgage notes	(1,113)	(675)
Other operating assets and liabilities	(4,138)	(9,218)
Operating assets and liabilities for owned and operated properties	—	(47)
Net cash provided by operating activities	94,424	77,152
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(26,922)	(98)
Placement of mortgage loans	(4,955)	(4,607)
Proceeds from sale of real estate investments	22,006	—
Capital improvements and funding of other investments	(14,207)	(8,118)
Proceeds from other investments	10,040	1,747
Investments in other investments	(3,558)	(2,290)
Collection of mortgage principal – net	243	37
Net cash used in investing activities	(17,353)	(13,329)
Cash flows from financing activities
Proceeds from credit facility borrowings	92,000	174,000
Payments on credit facility borrowings	(362,500)	(121,000)
Receipts of other long-term borrowings	400,000	—
Payments of other long-term borrowings	(188,674)	(1,216)
Payments of financing related costs	(12,920)	(641)
Receipts from dividend reinvestment plan	68,976	40,613
Net proceeds from issuance of common stock	15,574	31,350
Payments from exercised options and restricted stock – net	—	(1,254)
Dividends paid	(87,017)	(79,044)
Redemption of preferred stock	—	(108,556)
Net cash used in financing activities	(74,561)	(65,748)

Increase (decrease) in cash and cash equivalents	2,510	(1,925)
Cash and cash equivalents at beginning of period	351	6,921
Cash and cash equivalents at end of period	$2,861	$4,996
Interest paid during the period, net of amounts capitalized	$46,323	$38,387

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2012

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

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega, and (iii) TC Healthcare (“TC Healthcare”), an entity and interim operator created in 2008 to temporarily operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenants/operators.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer, and as of such date, TC Healthcare no longer operated these facilities (see Note 3 – Owned and Operated Assets).  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

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

On a quarterly basis, we review our accounts receivable to determine their collectability.  The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement.  If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance.  In the case of a lease recognized on a straight-line basis or existence of lease inducements, we generally provide an allowance for straight-line accounts receivable and/or the lease inducements when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:
	June 30, 2012	December 31, 2011
	(in thousands)

Contractual receivables	$5,243	$4,683
Effective yield interest receivables	2,454	1,341
Straight-line receivables	86,689	73,604
Lease inducements	20,992	22,677
Allowance	(2,536)	(1,641)
Accounts receivable – net	$112,842	$100,664

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

Leased Property

Our leased real estate properties, represented by 386 SNFs, 10 assisted living facilities (“ALFs”) and five specialty facilities at June 30, 2012, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

2012 Acquisitions

Health and Hospital Corporation

On June 29, 2012, we purchased four facilities encompassing 383 licensed beds in Indiana for approximately $21.7 million and leased the facilities to an existing operator.  We are awaiting information necessary to complete the process of allocating the fair value of the assets purchased.  We believe that the final allocation will consist of land, building and furniture and equipment.

Mark Ide Limited Liability Company

On June 29, 2012, we purchased one facility encompassing 80 licensed beds in Indiana for approximately $3.4 million and leased the facility to an existing operator.  We are awaiting information necessary to complete the process of allocating the fair value of the assets purchased.  We believe that the final allocation will consist of land, building and furniture and equipment.

2011 Acquisitions

Capital Funding Group, Inc.

On December 23, 2011, we purchased 17 SNFs from affiliates of Capital Funding Group, Inc. (“CFG”), a new operator to Omega, for an aggregate purchase price of $128 million.  The acquisition consisted of the assumption of $71 million of indebtedness guaranteed by the Department of Housing and Urban Development (“HUD”) and $57 million in cash.

The $71 million of assumed HUD debt was comprised of 15 HUD mortgage loans with a blended interest rate of 5.70% and maturities between October 2029 and July 2044.

The 17 SNFs, representing 1,820 available beds, are located in Arkansas (12), Colorado (1), Florida (1), Michigan (2) and Wisconsin (1). The transaction involved two separate master lease agreements covering all 17 SNFs.

We recorded approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  On June 29, 2012, we retired four HUD mortgage notes and wrote-off the unamortized fair value adjustment associated with the mortgages.  We did not record goodwill in connection with this transaction.

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

We recorded approximately $62.7 million consisting of land ($4.4 million), buildings and site improvements ($55.0 million) and furniture and fixtures ($3.3 million).  One of the facilities acquired in connection with this transaction on December 30, 2011 is in the process of being renovated.  We recorded approximately $3.0 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.2 million per year over the next five years. We did not record goodwill in connection with this transaction.

The facilities acquired from White Pine and affiliates of CFG in the fourth quarter of 2011 and from Health & Hospital Corporation and Mark Ide in the second quarter of 2012 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operations reflect each of the White Pine, affiliates of CFG, Health & Hospital Corporation and Mark Ide transactions as if they occurred on January 1, 2011.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amount, unaudited)

Revenues	$84,523	$78,612	$169,736	$155,094
Net income available to common stockholders	$30,768	$19,293	$57,048	$9,704

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.29	$0.17	$0.54	$0.07
Net income available to common stockholders – pro forma	$0.29	$0.19	$0.54	$0.10

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

We timely filed our notice of appeal, taking the position that the Court’s Order was final and appealable, and erroneous.  Following our notice of appeal, we negotiated a stipulation with the State and the receiver which afforded us significant concessions.  Those concessions included: (a) an agreed recognition of us as a secured lienholder with a priority claim, (b) an accelerated timeframe for the (i) allocation by the receiver of collected funds between pre- and post- receivership periods, and (ii) disbursement to us of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions (among others), we withdrew our appeal.

As a result of these developments, during the six months ended June 30, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as skilled nursing facilities.  As of November 1, 2011, all of the residents of the four facilities have been relocated and the receiver has surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale (for purposes other than the provision of skilled nursing care).  See “Assets Sold or Held for Sale” below for more detail.

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

Assets Sold or Held for Sale

Assets Sold

●	On January 13, 2012, we sold a SNF in Indiana for approximately $3.1 million resulting in a gain of approximately $0.3 million.

●	On March 23, 2012, an operator in Alaska exercised its purchase option and purchased a SNF for approximately $11.0 million. We recognized a gain of approximately $5.1 million in this transaction.

●	On April 2, 2012, we sold a held-for-sale SNF in Arkansas for approximately $1.7 million. No gain or loss was recognized in this transaction.

●	On May 18, 2012, we sold a held-for-sale SNF in Alabama for $4.5 million resulting in a gain of approximately $0.4 million.

●	On June 15, 2012, we sold a held-for-sale SNF in Connecticut for $1.8 million resulting in a gain of approximately $1.6 million.

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

At June 30, 2012, we had four SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $2.1 million.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 12 fixed-rate mortgages on 32 long-term care facilities and two construction mortgages on two facilities currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, which are operated by six (6) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of June 30, 2012, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgage properties are generally cross-collateralized with the master lease agreement.

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

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of FC/SCH, in accordance with the terms of the 2008 MTA.  These 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis has entered into a long-term management agreement with FC/SCH to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which were operated by TC Healthcare until May 31, 2010, were transferred to FC/SCH upon licensure from the state of Vermont.  As a result of the transition of the operations to FC/SCH, we no longer operate any owned and operated facilities, effective June 1, 2010.  Our consolidated financial statements include the results of operations of the two Vermont facilities from July 7, 2008 to May 31, 2010.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Nursing home revenues	$—	$—	$—	$—

Nursing home expenses	—	225	—	455
Loss from nursing home operations	$—	$(225)	$—	$(455)

NOTE 4 – CONCENTRATION OF RISK

As of June 30, 2012, our portfolio of real estate investments consisted of 437 healthcare facilities, located in 34 states and operated by 47 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $2.8 billion at June 30, 2012, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 386 SNFs, 10 ALFs, five specialty facilities, fixed rate mortgages on 32 SNFs, and four SNFs that are held-for-sale.  At June 30, 2012, we also held miscellaneous investments of approximately $46.5 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2012, we had investments with one operator that exceeded 10% of our total investment: affiliates and/or subsidiaries of CommuniCare Health Services (“CommuniCare”) (12%).  The two states in which we had our highest concentration of investments were Florida (22%) and Ohio (13%) at June 30, 2012.

For the three-month period ended June 30, 2012, our revenues from operations totaled $83.8 million, of which approximately $11.0 million was from CommuniCare (13%) and $8.5 million was from Sun Healthcare (“Sun”) (10%).  No other operator generated more than 9% of our revenues from operations for the three-month period ended June 30, 2012.

For the six-month period ended June 30, 2012, our revenues from operations totaled $168.3 million, of which approximately $21.9 million was from CommuniCare (13%) and $17.0 million was from Sun Healthcare (“Sun”) (10%).  No other operator generated more than 9% of our revenues from operations for the six-month period ended June 30, 2012.

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

NOTE 5 – DIVIDENDS

Common Dividends

On July 17, 2012, the Board of Directors declared a common stock dividend of $0.42 per share.  The common dividends are to be paid August 15, 2012 to common stockholders of record on July 31, 2012.

On April 17, 2012, the Board of Directors declared a common stock dividend of $0.42 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid May 15, 2012 to common stockholders of record on April 30, 2012.

On January 13, 2012, the Board of Directors declared a common stock dividend of $0.41 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 15, 2012 to common stockholders of record on January 31, 2012.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  As of June 30, 2012, the TRS had a net operating loss carry-forward of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as we concluded it was more-likely-than-not that the deferred tax asset would not be realized.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- and six- month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Stock-based compensation expense	$1,486	$1,519	$2,971	$2,998

2011 and 2012 Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees.  Effective January 2012, we granted 124,244 PRSUs to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of June 30, 2012, no shares of restricted stock have vested under these restricted stock awards.

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

As of June 30, 2012, none of these PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of June 30, 2012 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$4.8
2012 Annual PRSUs	124,244	$9.61	1.2	12	0.6
Multi-year absolute TSR PRSUs	279,550	$11.06	3.1	44	1.8
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	44	0.7
Total	925,480	$15.64	$15.0		$7.9

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees in January 2011 and January 2012.

Director Restricted Stock Grants

As of June 30, 2012, we had 30,999 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of June 30, 2012, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.4 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	June 30,	December 31,
	Maturity	Rate	2012	2011
			(in thousands)
Secured borrowings:
HUD Berkadia mortgages (1)	2036 - 2040	6.61%	$63,729	$64,533
HUD Capital Funding mortgages	2040 - 2045	4.85%	131,982	133,061
HUD White Pine mortgages (1)	2036 - 2040	4.87%	32,406	32,813
HUD Affiliates of CFG mortgages(1)	2044	5.55%	59,222	73,203
Total secured borrowings			287,339	303,610

Unsecured borrowings:
Revolving line of credit	2015	3.00%	$2,000	$272,500

2016 Notes	2016	7.0%	—	175,000
2020 Notes	2020	7.5%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
2024 Notes	2024	5.875%	400,000	—
Subordinated debt	2021	9.0%	21,132	21,219
			1,196,132	971,219
Premium - net			4,520	4,071
Total unsecured borrowings			1,202,652	1,247,790
Totals – net			$1,489,991	$1,551,400
(1)	Reflects the weighted average interest rate on the mortgages.

Bank Credit Agreements

At June 30, 2012, we had $2.0 million outstanding under our $475 million unsecured revolving credit facility (the “2011 Credit Facility”), and no letters of credit outstanding, leaving availability of $473.0 million.

The 2011 Credit Facility matures on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million, under certain conditions.

Interest under the 2011 Credit Facility was originally priced at LIBOR plus an applicable percentage (ranging from 225 basis points to 300 basis points) based on our consolidated leverage.  As of June 30, 2012, our applicable percentage above LIBOR was 275 basis points.  The 2011 Credit Facility agreement includes an alternative pricing grid for us if we achieved investment grade ratings from at least two of the following rating agencies: (i) Standard & Poor’s, (ii) Moody’s, and/or (iii) Fitch Ratings.  In July, Fitch Ratings initiated coverage of our bonds at an investment grade, thereby achieving investment grade rating from two of the three named rating agencies.  As a result, for so long as we maintain two investment grade ratings, our borrowing cost under 2011 Credit Facility will be based on this alternative pricing grid, which reduces the borrowing cost under the 2011 Credit Facility to LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee). The 2011 Credit Facility is used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of the Company’s capital stock if a default or event of default occurs; and maintenance of REIT status.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions. As of June 30, 2012, we were in compliance with all affirmative and negative covenants, including financial covenants.

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

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our $475 million senior unsecured revolving credit facility.  As of June 30, 2012, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $520 million of our total assets.

$175 Million 7% Senior Notes due 2016 Tender Offer and Redemption

On March 5, 2012, we commenced a tender offer to purchase for cash any and all of our outstanding $175 million aggregate principal amount of 7% Senior Notes due 2016, or the 2016 Notes.  Pursuant to the terms of the tender offer, on March 19, 2012, we purchased $168.9 million aggregate principal amount of the 2016 Notes.

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

$245 Million Equity Shelf Program

On June 19, 2012, we entered into separate Equity Distribution Agreements (collectively, the “2012 Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $245 million (the “2012 ESP”) with each of BB&T Capital Markets, a division of Scott & Stringfellow, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, RBS Securities Inc., Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and UBS Securities LLC, each as a sales agent and/or principal (collectively, the “Managers”).  Under the terms of the 2012 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $245 million.  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2012 Agreement.

We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the 2012 Agreements. No assurance can be given that we will sell any shares under the 2012 Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.  As of June 30, 2012, no shares were issued under the 2012 ESP.

Termination of $140 Million Equity Shelf Program

On June 19, 2012, we terminated our $140 million Equity Shelf Program (the “2010 ESP”).  For the three months ended June 30, 2012, we issued 510,000 shares of our common stock under the 2010 ESP generating gross proceeds of approximately $10.8 million, before $0.2 million of commissions.  For the six months ended June 30, 2012, we issued approximately 759,000 shares of our common stock under the 2010 ESP at an average price per share of $21.27, generating gross proceeds of approximately $16.1 million, before $0.3 million of commissions.  The proceeds of the sale of our common stock were used for working capital and for general corporate purposes, including funding the recent investments described above.

Since inception of the 2010 ESP, we have sold a total of 5.3 million shares of common stock generating total gross proceeds of $114.9 million under the program, before $2.3 million of commissions.  As a result of the termination of the 2010 ESP no additional shares will be issued under the 2010 ESP.

HUD Mortgage Payoffs

On June 29, 2012, we paid approximately $11.8 million to retire four HUD mortgages that were assumed as part of the Capital Funding Group SNF acquisition.  The retirement of the four HUD mortgages resulted in a net gain of approximately $1.7 million.  The net gain included the write-off of approximately $1.8 million related to marking the debt to market at the time of the CFG SNF acquisition as well as a prepayment fee of approximately $0.1 million.

Dividend Reinvestment and Common Stock Purchase Plan

For the six-month period ended June 30, 2012, approximately 3.2 million shares of our common stock were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $69.0 million.

NOTE 9 – FINANCIAL INSTRUMENTS

At June 30, 2012 and December 31, 2011, the carrying amounts and fair values of our financial instruments were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$2,861	$2,861	$351	$351
Restricted cash	36,479	36,479	34,112	34,112
Mortgage notes receivable – net	243,461	246,987	238,675	241,494
Other investments – net	46,475	43,820	52,957	48,903
Totals	$329,276	$330,147	$326,095	$324,860
Liabilities:
Revolving line of credit	$2,000	$2,000	$272,500	$272,500
7.00% Notes due 2016 – net	—	—	174,376	186,398
7.50% Notes due 2020 – net	197,374	220,024	197,202	216,114
6.75% Notes due 2022 – net	582,146	623,985	582,493	582,684
5.875% Notes due 2024 – net	400,000	404,342	—	—
HUD debt	287,339	354,852	303,610	321,949
Subordinated debt	21,132	24,548	21,219	23,198
Totals	$1,489,991	$1,629,751	$1,551,400	$1,602,843

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income	$30,572	$17,790	$56,656	$11,877
Preferred stock dividends	—	—	—	(1,691)
Preferred stock redemption	—	16	—	(3,456)
Numerator for net income available to common per share - basic and diluted	$30,572	$17,806	$56,656	$6,730
Denominator:
Denominator for basic earnings per share	105,717	101,912	104,736	100,993
Effect of dilutive securities:
Restricted stock	299	77	270	39
Deferred stock	17	12	17	12
Denominator for diluted earnings per share	106,033	102,001	105,023	101,044

Earnings per share – basic:
Net income – basic	$0.29	$0.17	$0.54	$0.07
Earnings per share – diluted:
Net income – diluted	$0.29	$0.17	$0.54	$0.07

NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS

As of June 30, 2012, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022 and (iii) $400 million 5.875% Senior Notes due 2024, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource on such date.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” three subsidiaries acquired from White Pine and 17 of the subsidiaries acquired from affiliates of CFG.  On July 17, 2012, our Board of Directors approved removing the unrestricted subsidiary designation from five of the CFG subsidiaries due to the retirement of the HUD related mortgages.  As of June 30, 2012, the total assets related to these “unrestricted subsidiaries” consisted approximately $47.9 million.

For the six months ended June 30, 2012 and 2011, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  For the six months ended June 30, 2012 and 2011, the non-guarantor subsidiaries have not engaged in investing or financing activities other than routine principal payments on its HUD mortgage debt and the retirement of four HUD mortgages of $13.7 million ($11.7 million related to the retirement of four HUD mortgages) and $1.2 million, respectively.  All of the subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the senior notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	June 30, 2012

	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,070,647	$490,262	$—	$2,560,909
Less accumulated depreciation	(486,635)	(35,472)	—	(522,107)
Real estate properties – net	1,584,012	454,790	—	2,038,802
Mortgage notes receivable – net	243,461	—	—	243,461
	1,827,473	454,790	—	2,282,263
Other investments – net	46,475	—	—	46,475
	1,873,948	454,790	—	2,328,738
Assets held for sale – net	2,120	—	—	2,120
Total investments	1,876,068	454,790	—	2,330,858

Cash and cash equivalents	2,861	—	—	2,861
Restricted cash	6,615	29,864	—	36,479
Accounts receivable – net	107,507	5,335	—	112,842
Investment in affiliates	163,183	—	(163,183)	—
Other assets	38,893	29,929	—	68,822
Total assets	$2,195,127	$519,918	(163,183)	$2,551,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$2,000	$—	$—	$2,000
Secured borrowings	—	287,339	—	287,339
Unsecured borrowings – net	1,179,520	21,132	—	1,200,652
Accrued expenses and other liabilities	77,932	48,264	—	126,196
Intercompany payable	—	146,629	(146,629)	—
Total liabilities	1,259,452	503,364	(146,629)	1,616,187

Stockholders’ equity:
Common stock	10,782	—	—	10,782
Common stock – additional paid-in-capital	1,558,506	—	—	1,558,506
Cumulative net earnings	690,086	16,554	(16,554)	690,086
Cumulative dividends paid	(1,323,699)	—	—	(1,323,699)
Total stockholders’ equity	935,675	16,554	(16,554)	935,675
Total liabilities and stockholders’ equity	$2,195,127	$519,918	$(163,183)	$2,551,862

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
 (in thousands, except per share amounts)

	December 31, 2011

	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012

	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$61,874	$13,354	$-	$75,228	$124,496	$26,707	$-	$151,203
Mortgage interest income	7,404	-	-	7,404	14,740	-	-	14,740
Other investment income – net	1,165	-	-	1,165	2,295	-	-	2,295
Miscellaneous	28	-	-	28	102	-	-	102
Total operating revenues	70,471	13,354	-	83,825	141,633	26,707	-	168,340

Expenses
Depreciation and amortization	21,375	5,824	-	27,199	42,764	11,582	-	54,346
General and administrative	4,837	117	-	4,954	10,243	237	-	10,480
Acquisition costs	98	-	-	98	203	-	-	203
Impairment loss on real estate properties	-	-	-	-	272	-	-	272
Total operating expenses	26,310	5,941	-	32,251	53,482	11,819	-	65,301

Income before other income and expense	44,161	7,413	-	51,574	88,151	14,888	-	103,039
Other income (expense):
Interest income	-	9	-	9	-	16	-	16
Interest expense	(19,978)	(4,031)	-	(24,009)	(38,928)	(8,048)	-	(46,976)
Interest – amortization of deferred financing costs	(668)	-	-	(668)	(1,297)	-	-	(1,297)
Interest – gain (loss) on extinguishment of debt	1,698	-	-	1,698	(5,410)	-	-	(5,410)
Equity in earnings	3,391	-	(3,391)	-	6,856	-	(6,856)	-
Total other expense	(15,557)	(4,022)	(3,391)	(22,970)	(38,779)	(8,032)	(6,856)	(53,667)

Income before gain on assets sold	28,604	3,391	(3,391)	28,604	49,372	6,856	(6,856)	49,372
Gain on assets sold – net	1,968	-	-	1,968	7,284	-	-	7,284
Net income available to common stockholders	$30,572	$3,391	$(3,391)	$30,572	$56,656	$6,856	$(6,856)	$56,656

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$60,113	$8,374	$-	$68,487	$117,956	$16,868	$-	$134,824
Mortgage interest income	3,433	-	-	3,433	6,931	-	-	6,931
Other investment income – net	617	-	-	617	1,258	-	-	1,258
Miscellaneous	69	-	-	69	69	-	-	69
Total operating revenues	64,232	8,374	-	72,606	126,214	16,868	-	143,082

Expenses
Depreciation and amortization	20,888	3,871	-	24,759	42,421	7,556	-	49,977
General and administrative	4,852	78	-	4,930	9,995	161	-	10,156
Acquisition costs	-	-	-	-	45	-	-	45
Impairment loss on real estate properties	-	-	-	-	24,971	-	-	24,971
Provisions for uncollectible accounts receivable	4,139	-	-	4,139	4,139	-	-	4,139
Nursing home expenses of owned and operated assets	225	-	-	225	455	-	-	455
Total operating expenses	30,104	3,949	-	34,053	82,026	7,717	-	89,743

Income before other income and expense	34,128	4,425	-	38,553	44,188	9,151	-	53,339
Other income (expense):
Interest income	5	7	-	12	9	14	-	23
Interest expense	(17,340)	(2,732)	-	(20,072)	(34,548)	(5,524)	-	(40,072)
Interest – amortization of deferred financing costs	(703)	-	-	(703)	(1,397)	-	-	(1,397)
Interest – gain (loss) on extinguishment of debt	-	-	-	-	(16)	-	-	(16)
Equity in earnings	1,700	-	(1,700)	-	3,641	-	(3,641)	-
Total other expense	(16,338)	(2,725)	(1,700)	(20,763)	(32,311)	(5,510)	(3,641)	(41,462)

Net income	17,790	1,700	(1,700)	17,790	11,877	3,641	(3,641)	11,877
Preferred stock dividends	-	-	-	-	(1,691)	-	-	(1,691)
Preferred stock redemption	16	-	-	16	(3,456)	-	-	(3,456)
Net income available to common	$17,806	$1,700	$(1,700)	$17,806	$6,730	$3,641	$(3,641)	$6,730

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement.  This document contains forward-looking statements within the meaning of the federal securities laws.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2011, in Part II, Item IA of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Our portfolio of investments at June 30, 2012, consisted of 437 healthcare facilities (including four facilities classified as held for sale), located in 34 states and operated by 47 third-party operators.  Our gross investment in these facilities totaled approximately $2.8 billion at June 30, 2012, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 386 SNFs, (ii) 10 assisted living facilities (“ALFs”), (iii) five specialty facilities, (iv) fixed rate mortgages on 32 SNFs and (v) four SNFs that are held for sale.  At June 30, 2012, we also held other investments of approximately $46.5 million, consisting primarily of secured loans to third-party operators of our facilities.

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega and (iii) TC Healthcare, an entity and interim operator created in 2008 to temporarily operate the 15 facilities we assumed as a result of the bankruptcy of one of our former tenants/operators.  We consolidate the financial results of TC Healthcare into our financial statements based on the applicable consolidation accounting literature.  We include the operating results, assets and liabilities of these facilities for the period of time that TC Healthcare was responsible for the operations of the facilities.  Thirteen of these facilities were transitioned from TC Healthcare to a new tenant/operator on September 1, 2008.  The two remaining facilities were transitioned to the new tenant/operator on June 1, 2010 upon approval by state regulators of the operating license transfer.  The operating revenues and expenses and related operating assets and liabilities of the two facilities are shown on a gross basis in our Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.  TC Healthcare is responsible for the collection of the accounts receivable earned and the liabilities incurred prior to the date of the transition to the new tenant/operator.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

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

The attorneys general for several states, as well as other individuals and organizations, challenged the constitutionality of certain provisions of the Healthcare Reform Law, including the requirement that each individual carry health insurance.  On June 28, 2012, the U.S. Supreme Court upheld all of the Healthcare Reform Law except for the requirement that states expand Medicaid beginning in 2014.  However, various Congressional leaders have indicated a desire to revisit some or all of the Healthcare Reform Law and the U.S. House of Representatives voted to repeal the Healthcare Reform Law following the Supreme Court’s decision.   While the U.S. Senate voted against repealing the entire Healthcare Reform Law prior to the Supreme Court’s decision, a number of bills and budget proposals seek to repeal, change or defund certain provisions of the law.  For example, the 2011 budget eliminated two programs funded under the Healthcare Reform Law:  the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs. Further, a number of states have passed legislation intended to block various requirements of the Healthcare Reform Law.   Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

Many states are currently focusing on the reduction of expenditures under their state Medicaid programs, which may result in a reduction in reimbursement rates for our operators.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  Despite the Supreme Court striking down the requirement that states expand their Medicaid programs, states still have the option to expand, which could result in increased Medicaid enrollment.  Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial conditions, which in turn could negatively impact us.

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

Office of the Inspector General Activities.  The Office of Inspector General’s (“OIG”) Work Plan for fiscal year 2012, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  While we cannot predict the results of the OIG’s activities, the projects could result in further scrutiny and/or oversight of nursing homes.

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

The federal anti-kickback statute is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration in return for, to induce or to arrange for the referral of individuals for any item or service payable by a federal or state healthcare program. There is also a civil analogue. States also have enacted similar statutes covering Medicaid payments, and some states have broader statutes. Some enforcement efforts have targeted relationships between SNFs and ancillary providers, relationships between SNFs and referral sources for SNFs and relationships between SNFs and facilities for which the SNFs serve as referral sources. The federal self-referral law, commonly known as the “Stark Law,” is a civil statute that prohibits a physician from making referrals to an entity for “designated health services” if the physician has a financial relationship with the entity. Some of the services provided in SNFs are classified as designated health services. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a federal False Claims Act violation. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties, including exclusion from Medicare, Medicaid and all other federal and state healthcare programs.

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

On a quarterly basis, we review our accounts receivable as well as our straight-line rents receivable and lease inducement assets to determine their collectability.  The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement. If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance.  In the case of a lease recognized on a straight-line basis or existence of lease inducements, we generally provide an allowance for straight-line accounts receivable and/or the lease inducements when certain conditions or indicators of adverse collectability are present.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2012 and 2011

Operating Revenues

Our operating revenues for the three months ended June 30, 2012, totaled $83.8 million, an increase of $11.2 million over the same period in 2011.  The $11.2 million increase was primarily the result of additional rental income due to (i) new acquisitions in the fourth quarter of 2011, (ii) additional mortgage interest income primarily due to (a) the $92.0 million mortgage loan that we entered into with Ciena in November 2011 and (b) the $25.0 million mortgage loan that we entered into with White Pine in October 2011, (iii) lease amendments and extensions with existing operators and (iv) and additional other investment income primarily due to the December 2011 $28.0 million note with Signature.

Operating Expenses

Operating expenses for the three months ended June 30, 2012, totaled $32.3 million, a decrease of approximately $1.8 million over the same period in 2011.  The decrease was primarily due to (i) a decrease of $4.1 million provision for uncollectible accounts associated with FC/SCH Capital, LLC’s (“FC/SCH”) straight-line receivables and lease inducements and (ii) a decrease of $0.2 million related to expense related to our owned and operated assets, offset by an increase of $2.4 million of depreciation and amortization due to fourth quarter 2011 acquisitions of affiliates of CFG and White Pine.

Other Income (Expense)

For the three months ended June 30, 2012, total other expenses were $23.0 million, an increase of approximately $2.2 million over the same period in 2011.  The increase in interest expense of approximately $3.9 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the affiliates of CFG and White Pine acquisitions during the fourth quarter of 2011, offset by a $1.7 million write-off of the fair market value adjustment related to the four HUD loans that were paid off during the second quarter of 2012.

Six Months Ended June 30, 2012 and 2011

Operating Revenues

Our operating revenues for the six months ended June 30, 2012, totaled $168.3 million, an increase of $25.3 million over the same period in 2011.  The $25.3 million increase was primarily the result of additional rental income due to (i) new acquisitions in the fourth quarter of 2011; (ii) lease amendments and extensions, (iii) the transition of FC/SCH facilities to the new operator, (iv) additional mortgage interest income primarily due to (a) the $92.0 million mortgage loan that we entered into with Ciena in November 2011 and (b) new $25.0 million mortgage loan that we entered into with White Pine in October 2011 and (v) additional other investment income primarily due to the December 2011 $28.0 million note with Signature.

Operating Expenses

Operating expenses for the six months ended June 30, 2012, totaled $65.3 million, a decrease of approximately $24.4 million over the same period in 2011.  The decrease was primarily due to (i) a decrease of $24.7 million associated with the provision for real estate impairment (of which approximately $24.4 million related to the first quarter 2011 write-down of the Connecticut properties to their estimated fair value as non SNF facilities); (ii) a decrease of $4.1 million provision for uncollectible accounts associated with FC/SCH’s straight-line receivables and lease inducements and (iii) a decrease of $0.5 million related to expense related to our owned and operated assets, offset by an increase of $4.4 million of depreciation and amortization due to the fourth quarter 2011 acquisition of affiliates of CFG and White Pine.

Other Income (Expense)

For the six months ended June 30, 2012, total other expenses were $53.7 million, an increase of approximately $12.2 million over the same period in 2011.  The increase in interest expense of approximately $6.9 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the affiliates of CFG and White Pine acquisitions during the fourth quarter of 2011.  During the first quarter of 2012, we incurred $7.1 million in interest refinancing cost including prepayment penalties of approximately $4.5 million, write-off of deferred costs of $2.2 million and $0.4 million of expenses associated with the tender offer and redemption of our outstanding $175 million 7% 2016 Notes. This was partially offset by a $1.7 million write-off of the fair market value adjustments related to the four HUD loans that were paid off early during the second quarter of 2012.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2012, was $55.8 million, compared to $42.6 million, for the same period in 2011.  Our funds from operations available to common stockholders (“FFO”), for the six months ended June 30, 2012, was $104.0 million, compared to $81.7 million, for the same period in 2011.

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

The following table presents our FFO results for the three- and six- months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Net income available to common stockholders	$30,572	$17,806	$56,656	$6,730
Deduct gain from real estate dispositions	(1,968)	—	(7,284)	—
Sub-total	28,604	17,806	49,372	6,730
Elimination of non-cash items included in net income:
Depreciation and amortization	27,199	24,759	54,346	49,977
Add back impairments on real estate properties	—	—	272	24,971
Funds from operations available to common stockholders	$55,803	$42,565	$103,990	$81,678

Portfolio and Recent Developments

2012 Acquisitions

Health and Hospital Corporation

On June 29, 2012, we purchased four facilities encompassing 383 licensed beds in Indiana for approximately $21.7 million and leased the facilities to an existing operator.  We are awaiting information necessary to complete the process of allocating the fair value of the assets purchased.  We believe that the final allocation will consist of land, building and furniture and equipment.

Mark Ide Limited Liability Company

On June 29, 2012, we purchased one facility encompassing 80 licensed beds in Indiana for approximately $3.4 million and leased the facility to an existing operator.  We are awaiting information necessary to complete the process of allocating the fair value of the assets purchased.  We believe that the final allocation will consist of land, building and furniture and equipment.

2011 Acquisitions

Capital Funding Group, Inc.

On December 23, 2011, we purchased 17 SNFs from affiliates of CFG, a new operator to Omega, for an aggregate purchase price of $128 million.  The acquisition consisted of the assumption of $71 million of indebtedness guaranteed by the Department of Housing and Urban Development (“HUD”) and $57 million in cash.

The $71 million of assumed HUD debt was comprised of 15 HUD mortgage loans with a blended interest rate of 5.70% and maturities between October 2029 and July 2044.

The 17 SNFs, representing 1,820 available beds, are located in Arkansas (12), Colorado (1), Florida (1), Michigan (2) and Wisconsin (1). The transaction involved two separate master lease agreements covering all 17 SNFs.

We recorded approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  On June 29, 2012, we retired four mortgage notes and wrote-off the unamortized fair value adjustment associated with the mortgages.  We did not record goodwill in connection with this transaction.

Persimmon Ventures, LLC and White Pine Holdings, LLC

During the fourth quarter of 2011, we completed $86 million of combined new investments with affiliates of Persimmon Ventures, LLC and White Pine, both new operators to Omega.  The investments involved a purchase / lease back transaction and a mortgage transaction.  The combined transaction consists of 7 facilities and 938 beds.

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

We recorded approximately $62.7 million consisting of land ($4.4 million), buildings and site improvements ($55.0 million) and furniture and fixtures ($3.3 million).  One of the facilities acquired in connection with this transaction on December 30, 2011 is in the process of being renovated.  We recorded approximately $3.0 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.2 million per year over the next five years. We did not record goodwill in connection with this transaction.

Assets Sold or Held for Sale

Assets Sold

●	On January 13, 2012, we sold a SNF in Indiana for approximately $3.1 million resulting in a gain of approximately $0.3 million.

●	On March 23, 2012, an operator in Alaska exercised its purchase option and purchased a SNF for approximately $11.0 million. We recognized a gain of approximately $5.1 million in this transaction.

●	On April 2, 2012, we sold a held-for-sale SNF in Arkansas for approximately $1.7 million. No gain or loss was recognized in this transaction.

●	On May 18, 2012, we sold a held-for-sale SNF in Alabama for $4.5 million resulting in a gain of approximately $0.4 million.

●	On June 15, 2012, we sold a held-for-sale SNF in Connecticut for $1.8 million resulting in a gain of approximately $1.6 million.

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

At June 30, 2012, we had four SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $2.1 million.

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

We timely filed our notice of appeal, taking the position that the Court’s Order was final and appealable, and erroneous.  Following our notice of appeal, we negotiated a stipulation with the State and the receiver which afforded us significant concessions.  Those concessions included: (a) an agreed recognition of us as a secured lienholder with a priority claim, (b) an accelerated timeframe for the (i) allocation by the receiver of collected funds between pre- and post-receivership periods, and (ii) disbursement to us of pre-receivership funds collected, and (c) an agreement by the State that it would forego its right to seek recoupment of pre-receivership funds as reimbursement for post-receivership advances.  In exchange for these concessions (among others), we withdrew our appeal.

As a result of these developments, during the six months ended June 30, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as skilled nursing facilities.  As of November 1, 2011, all of the residents of the four facilities have been relocated, and the receiver has surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale (for purposes other than the provision of skilled nursing care).  See “Assets Sold or Held for Sale” above for more detail.

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

Liquidity and Capital Resources

At June 30, 2012, we had total assets of $2.6 billion, stockholders’ equity of $0.9 billion and debt of $1.5 billion, representing approximately 61.4% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2012.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,462,884	$4,011	$8,693	$11,673	$1,438,507
Interest payments on long-term debt	1,086,042	93,173	185,936	184,844	622,089
Operating lease obligations(2)	2,248	308	641	677	622
Total	$2,551,174	$97,492	$195,270	$197,194	$2,061,218

(1)
The $1.5 billion of debt outstanding includes $2.0 million in borrowings under the 2011 Credit Facility (described below) due in August 2015, $200 million aggregate principal amount of 7.5% Senior Notes due February 2020, $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, $400 million aggregate principal amount of 5.875% Senior Notes due March 2024, $20 million of 9.0% subordinated debt maturing in December 2021, $52 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, $125 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045, $59 million of HUD debt at a 5.55% weighted average annual interest rate maturing in July 2044 and $30 million of HUD debt at a 4.87% weighted average annual interest rate maturing between March 2036 and September 2040.

(2)	Relates primarily to the lease at the corporate headquarters.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At June 30, 2012, we had $2.0 million outstanding under our $475 million unsecured revolving credit facility (the “2011 Credit Facility”), and no letters of credit outstanding, leaving availability of $473.0 million.

The 2011 Credit Facility matures in four years, on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million, under certain conditions.

Interest under the 2011 Credit Facility was originally priced at LIBOR plus an applicable percentage (ranging from 225 basis points to 300 basis points) based on our consolidated leverage.  As of June 30, 2012, our applicable percentage above LIBOR was 275 basis points.  The 2011 Credit Facility agreement includes an alternative pricing grid for us if we achieve investment grade ratings from at least two of the following rating agencies: (i) Standard & Poor’s, (ii) Moody’s, and/or (iii) Fitch Ratings.  In July, Fitch Ratings initiated coverage of our bonds at an investment grade, thereby achieving investment grade rating from two of the three named rating agencies.  As a result, for so long as we maintain two investment grade ratings, our borrowing under the 2011 Credit Facility will be based on this alternative pricing grid, which reduces the borrowing cost under the 2011 Credit Facility to LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  The 2011 Credit Facility is used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of the Company’s capital stock if a default or event of default occurs; and maintenance of REIT status.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions. As of June 30, 2012, we were in compliance with all affirmative and negative covenants, including financial covenants.

$245 Million Equity Shelf Program

On June 19, 2012, we entered into separate Equity Distribution Agreements (collectively, the “2012 Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $245 million (the “2012 ESP”) with each of BB&T Capital Markets, a division of Scott & Stringfellow, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, RBS Securities Inc., Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and UBS Securities LLC, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the 2012 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $245 million.  Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2012 Agreement.

We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the 2012 Agreements. No assurance can be given that we will sell any shares under the 2012 Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.  As of June 30, 2012, no shares were issued under the 2012 ESP.

Termination of $140 Million Equity Shelf Program

On June 19, 2012, we terminated our $140 million Equity Shelf Program (the “2010 ESP”).  For the three months ended June 30, 2012, we issued 510,000 shares of our common stock under the 2010 ESP generating gross proceeds of approximately $10.8 million, before $0.2 million of commissions.  For the six months ended June 30, 2012, we issued approximately 759,000 shares of our common stock under the 2010 ESP at an average price per share of $21.27, generating gross proceeds of approximately $16.1 million, before $0.3 million of commissions.  The proceeds of the sale of our common stock were used for working capital and for general corporate purposes, including funding the recent investments described above.

Since inception of the 2010 ESP, we have sold a total of 5.3 million shares of common stock generating total gross proceeds of $114.9 million under the program, before $2.3 million of commissions.  As a result of the termination of the 2010 ESP, no additional shares will be issued under the 2010 ESP.

HUD Mortgage Payoffs

On June 29, 2012, we paid approximately $11.8 million to retire four HUD mortgages that were assumed as part of the Capital Funding Group SNF acquisition.  The retirement of the four HUD mortgages resulted in a net gain of approximately $1.7 million.  The net gain included the write-off of approximately $1.8 million related to marking the debt to market at the time of CFG SNF acquisition as well as a prepayment fee of approximately $0.1 million.

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

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our 2011 Credit Facility.  As of June 30, 2012, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $520 million of our total assets.

$175 Million 7% Senior Notes due 2016 Tender Offer and Redemption

On March 5, 2012, we commenced a tender offer to purchase for cash any and all of our outstanding $175 million aggregate principal amount of 7% Senior Notes due 2016, or the 2016 Notes.  Pursuant to the terms of the tender offer, on March 19, 2012, we purchased $168.9 million aggregate principal amount of the 2016 Notes.

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

The redemption resulted in approximately $7.1 million of expenses, including $4.5 million in payments made to bondholders for early redemption, $2.2 million of write offs associated with deferred costs and $0.4 million of expenses associated with the tender and redemption.

Dividend Reinvestment and Common Stock Purchase Plan

For the six-month period ended June 30, 2012, approximately 3.2 million shares of our common stock were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $69.0 million.

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

For the three- and six- months ended June 30, 2012, we paid total dividends of $44.4 million and $87.0 million, respectively.

On July 17, 2012, the Board of Directors declared a common stock dividend of $0.42 per share.  The common dividends are to be paid August 15, 2012 to common stockholders of record on July 31, 2012.

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

Cash and cash equivalents totaled $2.9 million as of June 30, 2012, an increase of $2.5 million as compared to the balance at December 31, 2011.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $94.4 million for the six months ended June 30, 2012, as compared to $77.2 million for the same period in 2011, an increase of $17.3 million.  The increase is primarily due to the rental revenue from the 2011 White Pine and affiliates of CFG acquisitions and the placement of additional mortgages, offset by additional interest associated with financing the acquisitions and new mortgages.

Investing Activities – Net cash flow from investing activities was an outflow of $17.4 million for the six months ended June 30, 2012, as compared to an outflow of $13.3 million for the same period in 2011.  The $4.0 million increase in cash outflow from investing activities relates primarily to (i) a $1.9 million purchase of land in the first quarter of 2012 and a $25.1 million purchase of five SNFs in the second quarter of 2012 and (ii) an additional $6.1 million investment in capital improvement projects compared to the same period in 2011.  Offsetting these increases were: (i) $22.0 million in proceeds from the sale of real estate in 2012 and (ii) an increase in net proceeds of $7.0 million from other investments – net compared to the same period in 2011.

Financing Activities – Net cash flow from financing activities was an outflow of $74.6 million for the six months ended June 30, 2012 as compared to an outflow of $65.7 million for the same period in 2011.  The $8.8 million increase in cash outflow from financing activities was primarily a result of: (i) a net payment of $270.5 million on the 2011 Credit Facility for the first six months of 2012 compared to $53.0 million of net proceeds for the same period in 2011; (ii) $188.7 million in payments including (a) $175.0 million tender offer and redemption payments for our outstanding $175 million 2016 Notes, (b) $11.7 million early retirement of four HUD mortgages and (c) $2.0 million in routine HUD debt principal payments for the first six months of 2012 as compared to $1.2 million for the same period in 2011; (iii) payment of $12.9 million related to deferred financing costs and refinancing costs primarily associated with (a) the tender offer and redemption of our outstanding $175 million 2016 Notes, (b) the issuance of our $400 million 5.875% Senior Notes due 2024 and (c) a prepayment penalty related to the early retirement of four HUD mortgages; and (iv) an increase in dividend payments of $8.0 million during the first six months of 2012 due to an increase in number of shares outstanding and an increase of $0.08 per share in the dividends. Offsetting these increases were: (i) net proceeds of $400 million from our 5.875% Senior Notes due 2024 issued in March 2012; (ii) an increase in net proceeds of $28.4 million from our dividend reinvestment plan in the first six months of 2012 compared to the same period in 2011; (iii) a decrease in net proceeds of $15.8 million from our common stock issued through our Equity Shelf Program during the first six months of 2012 compared to the same period in 2011; and (iv) the impact of the $108.6 million preferred stock redemption in the first quarter of 2011.

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

The interest rate charged on our 2011 Credit Facility can vary based on the interest rate option we choose to utilize.  The interest rates per annum applicable to the 2011 Credit Facility are the reserve adjusted LIBOR Rate (the “Eurodollar Rate” or “Eurodollar”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate determined on such day for a Eurodollar Loan with an interest period of one month plus 1.0%, in each case, plus the applicable margin (as defined below). The applicable margin with respect to the 2011 Credit Facility is determined in accordance with a performance grid based on our consolidated leverage ratio. The applicable margin may range from 3.0% to 2.25% in the case of Eurodollar advances, and from 2.0% to 1.25% in the case of base rate advances. Letter of credit fees may range from 3.0% to 2.25% per annum, based on the same performance grid.  As of June 30, 2012, the total amount of debt outstanding on the 2011 Credit Facility was $2.0 million, which is subject to interest rate fluctuations.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2012.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2011, with the Securities and Exchange Commission on February 27, 2012, which sets forth our risk factors in Item 1A therein, as supplemented in Part II, Item 1A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.  We have not experienced any material changes from the risk factors previously described therein.

Item 5 – Other Information

On July 20, 2012, the Board of Directors amended the Company’s Corporate Governance Guidelines to establish a director retirement policy.  Effective July 20, 2012, it is the policy of the Board that after reaching 75 years of age, directors shall not stand for re-election and thereafter shall retire from the Board upon the completion of the term of office to which they were elected.  On the recommendation of the Nominating and Corporate Governance Committee, the Board may waive this requirement as to any director if it deems such waiver to be in the best interests of the Company.

On July 20, 2012 the Compensation Committee recommended, and the Board of Directors approved, changes to our standard compensation for directors effective as of January 1, 2012.  Effective as of January 1. 2012, our non-employee directors are entitled to receive (i) an annual cash retainer of $37,500 payable in quarterly installments of $9,375; (ii) a quarterly grant of shares of common stock equal to the number of shares determined by dividing the sum of $12,500  by the fair market value of the common stock on the date of each quarterly grant, currently set at February 15, May 15, August 15 and November 15; and (iii) an annual grant of 3,000 shares of restricted stock, with an additional 500 restricted shares granted to the Chairman of the Board annually.  In addition, the Chairman of the Board receives an additional annual cash payment of $39,500, the Chairman of the Audit Committee receives an additional annual cash payment $17,500, the Chairman of the Compensation Committee receives an additional annual cash payment of $12,000 and all other committee chairmen additional receive annual cash payments of $10,000 per committee chaired.

We also pay each non-employee director a fee of $1,500 per meeting for attendance at each regularly scheduled or special meeting of the Board of Directors or committee of the Board of Directors, whether in person or telephonic.  Non-employee director restricted stock  vests in three annual installments over  the three years following the date of the grant subject to the director’s continuing service on each vesting date, and vests 100% in the case of the director’s death, disability, mandatory retirement in accordance with the Company’s mandatory retirement policy for directors, or change in control of the Company. The annual restricted stock grants to non-employee directors were made in January of each year through 2012, and will be made as of the date of the annual meeting commencing in 2013. Employee directors receive no compensation for service as directors.

Item 6 – Exhibits

Exhibit No.
1.1
Form of Equity Distribution Agreement, dated June 19, 2012, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of Scott & Stringfellow, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, RBS Securities Inc., Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and UBS Securities LLC. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on June 20, 2012).

10.1	Form of Director Restricted Stock Award Agreement for Director Restricted Stock as of 2012.+*
10.2	Form of Amendment to Director Restricted Stock Award for Outstanding Restricted Stock Award Agreements.+*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Exhibits that are filed herewith.
+  Management contract or compensatory plan, contract or arrangement.
**In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: August 7, 2012	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 7, 2012	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer