Form 10-Q
period 2012-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2012-11-07
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                            No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2012.

Common Stock, $.10 par value (Class)	112,049,247 (Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$2,786,213	$2,537,039
Less accumulated depreciation	(550,381)	(470,420)
Real estate properties – net	2,235,832	2,066,619
Mortgage notes receivable – net	245,550	238,675
	2,481,382	2,305,294
Other investments – net	45,807	52,957
	2,527,189	2,358,251
Assets held for sale – net	1,620	2,461
Total investments	2,528,809	2,360,712

Cash and cash equivalents	6,951	351
Restricted cash	32,923	34,112
Accounts receivable – net	119,361	100,664
Other assets	71,396	61,473
Total assets	$2,759,440	$2,557,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$102,000	$272,500
Secured borrowings	286,016	303,610
Unsecured borrowings – net	1,200,523	975,290
Accrued expenses and other liabilities	149,981	127,428
Total liabilities	1,738,520	1,678,828

Stockholders’ equity:
Common stock $.10 par value 200,000 shares authorized –– 112,046 shares as of September 30, 2012 and 103,410 as of December 31, 2011 issued and outstanding	11,205	10,341
Common stock – additional paid-in-capital	1,658,882	1,471,381
Cumulative net earnings	720,205	633,430
Cumulative dividends paid	(1,369,372)	(1,236,668)
Total stockholders’ equity	1,020,920	878,484
Total liabilities and stockholders’ equity	$2,759,440	$2,557,312

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Rental income	$78,170	$68,622	$229,373	$203,446
Mortgage interest income	7,677	3,617	22,417	10,548
Other investment income – net	1,238	383	3,533	1,641
Miscellaneous	23	196	125	265
Total operating revenues	87,108	72,818	255,448	215,900

Expenses
Depreciation and amortization	28,305	24,871	82,651	74,848
General and administrative	5,173	4,393	15,653	14,549
Acquisition costs	483	-	686	45
Impairment loss on real estate properties	-	-	272	24,971
Provisions for uncollectible mortgages, notes and accounts receivable	-	-	-	4,139
Nursing home expenses of owned and operated assets	-	148	-	603
Total operating expenses	33,961	29,412	99,262	119,155

Income before other income and expense	53,147	43,406	156,186	96,745
Other income (expense)
Interest income	6	12	22	35
Interest expense	(24,050)	(20,101)	(71,026)	(60,173)
Interest – amortization of deferred financing costs	(673)	(629)	(1,970)	(2,026)
Interest – loss on extinguishment of debt	-	(3,055)	(5,410)	(3,071)
Total other expense	(24,717)	(23,773)	(78,384)	(65,235)

Income before gain on assets sold	28,430	19,633	77,802	31,510
Gain on assets sold – net	1,689	1,803	8,973	1,803
Net income	30,119	21,436	86,775	33,313
Preferred stock dividends	-	-	-	(1,691)
Preferred stock redemption	-	-	-	(3,456)
Net income available to common stockholders	$30,119	$21,436	$86,775	$28,166

Income per common share available to common shareholders:
Basic:
Net income	$0.28	$0.21	$0.82	$0.28
Diluted:
Net income	$0.27	$0.21	$0.81	$0.28

Dividends declared and paid per common share	$0.42	$0.40	$1.25	$1.15

Weighted-average shares outstanding, basic	109,135	103,180	106,202	101,722
Weighted-average shares outstanding, diluted	109,667	103,231	106,570	101,772

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2011 (103,410 common shares)	$10,341	$1,471,381	$633,430	$(1,236,668)	$878,484
Issuance of common stock:
Grant of restricted stock to company executives (428 shares)	43	(43)	—	—	—
Grant of restricted stock to company directors (13 shares at $20.29 per share)	1	(1)	—	—	—
Amortization of restricted stock	—	4,410	—	—	4,410
Dividend reinvestment plan (4,791 shares at $22.16 per share)	479	105,653	—	—	106,132
Grant of stock as payment of directors fees (7 shares at an average of $22.40 per share)	1	149	—	—	150
Equity Shelf Program (3,398 shares at $23.47 per share, net of issuance costs)	340	77,333	—	—	77,673
Net income	—	—	86,775	—	86,775
Common dividends ($1.25 per share)	—	—	—	(132,704)	(132,704)
Balance at September 30, 2012 (112,046 common shares)	$11,205	$1,658,882	$720,205	$(1,369,372)	$1,020,920

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$86,775	$33,313
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82,651	74,848
Impairment on real estate properties	272	24,971
Provisions for uncollectible accounts receivable	—	4,139
Amortization of deferred financing and debt extinguishment costs	7,380	5,097
Restricted stock amortization expense	4,456	4,518
Gain on assets sold – net	(8,973)	(1,803)
Amortization of acquired in-place leases - net	(4,088)	(4,640)
Other	(113)	(112)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	195	355
Straight-line rent	(19,745)	(9,896)
Lease inducement	2,527	2,538
Effective yield receivable on mortgage notes	(1,674)	(932)
Other operating assets and liabilities	7,304	(3,331)
Operating assets and liabilities for owned and operated properties	—	(47)
Net cash provided by operating activities	156,967	129,018
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(232,661)	(98)
Placement of mortgage loans	(7,126)	(10,461)
Proceeds from sale of real estate investments	24,194	4,150
Capital improvements and funding of other investments	(20,106)	(12,012)
Proceeds from other investments	11,821	3,186
Investments in other investments	(4,671)	(4,845)
Collection of mortgage principal – net	362	54
Net cash used in investing activities	(228,187)	(20,026)
Cash flows from financing activities
Proceeds from credit facility borrowings	272,000	289,000
Payments on credit facility borrowings	(442,500)	(244,000)
Receipts of other long-term borrowings	400,000	—
Payments of other long-term borrowings	(189,657)	(1,836)
Payments of financing related costs	(13,150)	(4,236)
Receipts from dividend reinvestment plan	106,132	54,917
Net proceeds from issuance of common stock	77,673	31,237
Payments from exercised options and restricted stock – net	—	(1,254)
Dividends paid	(132,678)	(120,455)
Redemption of preferred stock	—	(108,556)
Net cash provided by (used in) financing activities	77,820	(105,183)

Increase in cash and cash equivalents	6,600	3,809
Cash and cash equivalents at beginning of period	351	6,921
Cash and cash equivalents at end of period	$6,951	$10,730
Interest paid during the period, net of amounts capitalized	$70,123	$55,882

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2012

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

A summary of our net receivables by type is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Contractual receivables	$6,261	$4,683
Effective yield interest receivables	3,015	1,341
Straight-line receivables	93,312	73,604
Lease inducements	20,150	22,677
Allowance	(3,377)	(1,641)
Accounts receivable – net	$119,361	$100,664

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

Leased Property

Our leased real estate properties, represented by 403 SNFs, 14 assisted living facilities (“ALFs”) and 11 specialty facilities at September 30, 2012, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

2012 Acquisitions

Health and Hospital Corporation

On August 31, 2012, we purchased 27 facilities (17 SNFs, four ALFs and six independent living facilities) totaling 2,892 licensed beds in Indiana from an unrelated third party for approximately $203 million in cash and assumed a liability associated with the lease of approximately $13.9 million.  Simultaneous with the transaction, we also purchased one parcel of land for $2.8 million.  The purchase price of both (i) 27 facilities and (ii) the parcel of land were funded from cash on hand and borrowings from our credit facility.  The 27 facilities and land parcel were added to an existing master lease with Health and Hospital Corporation of Marion County, Indiana (“Health and Hospital Corporation”).

We are in the process of obtaining information necessary to complete the process of allocating the fair value of the assets purchased and liabilities assumed.  Our preliminary allocation as of September 30, 2012, consists of land of $16.1 million, building and site improvements of $189.2 million and furniture and fixtures of $14.4 million.  We allocated approximately $13.9 million to a liability associated with the lease.  For the three months ended September 30, 2012, we incurred approximately $0.5 million in acquisition related costs.

On June 29, 2012, we purchased four facilities encompassing 383 licensed beds in Indiana for approximately $21.7 million and leased the facilities to an existing operator.  We recorded approximately $1.9 million for land, $18.4 million for buildings and site improvements and $1.4 million for furniture and fixtures.

Mark Ide Limited Liability Company

On June 29, 2012, we purchased one facility encompassing 80 licensed beds in Indiana for approximately $3.4 million and leased the facility to an existing operator.  We recorded approximately $0.2 million for land, $2.9 million for buildings and site improvements and $0.3 million for furniture and fixtures.

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

We recorded approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  On June 29, 2012, we retired four HUD mortgage notes in the amount of $11.7 million and wrote-off the unamortized premium associated with the mortgages.  We did not record goodwill in connection with this transaction.

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

Acquisition costs related to the acquisitions from affiliates of CFG and from White Pine were approximately $1.2 million in 2011.

Mortgage Transaction

We entered into a first mortgage loan with White Pine in the amount of $25 million secured by a lien on three SNFs, totaling 352 beds, all located in Maryland.

The overall combined transaction totaled $86 million, consisting of $56 million in cash and $30 million in assumed HUD indebtedness, with a combined initial annual yield of approximately 10%.

We recorded approximately $62.7 million consisting of land ($4.4 million), buildings and site improvements ($55.0 million) and furniture and fixtures ($3.3 million).  We funded approximately $1.3 million in renovation costs for one of the facilities acquired in connection with this transaction and completed the renovation during the third quarter of 2012.  We recorded approximately $3.0 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.2 million per year over the next five years. We did not record goodwill in connection with this transaction.

The facilities acquired (i) from White Pine and affiliates of CFG during the fourth quarter of 2011, (ii) from Health and Hospital Corporation and Mark Ide during the second quarter of 2012 and (iii) from Health and Hospital Corporation during the third quarter of 2012 are included in our results of operations from the respective date of acquisition.  The following unaudited pro forma results of operations reflect each of the transactions with White Pine, affiliates of CFG, Health and Hospital Corporation and Mark Ide transactions as if they occurred on January 1, 2011.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amount, unaudited)

Revenues	$91,157	$84,897	$273,039	$252,137
Net income available to common stockholders	$31,756	$25,386	$93,730	$40,016

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.27	$0.21	$0.81	$0.28
Net income available to common stockholders – pro forma	$0.29	$0.25	$0.88	$0.39

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

As a result of these developments, during the three month period ended March 31, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as SNFs.  As of November 1, 2011, all of the residents of the four facilities had been relocated and the receiver surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale (for purposes other than the provision of skilled nursing care).  See “Assets Sold or Held for Sale” below for more detail.

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

Assets Sold or Held for Sale

Assets Sold

●	On January 13, 2012, we sold a SNF in Indiana for approximately $3.1 million resulting in a gain of approximately $0.3 million.

●	On March 23, 2012, an operator in Alaska exercised its purchase option and purchased a SNF for approximately $11.0 million. We recognized a gain of approximately $5.1 million in this transaction.

●	On April 2, 2012, we sold a held-for-sale SNF in Arkansas for approximately $1.7 million. No gain or loss was recognized in this transaction.

●	On May 18, 2012, we sold a held-for-sale SNF in Alabama for $4.5 million resulting in a gain of approximately $0.4 million.

●	On June 15, 2012, we sold a held-for-sale SNF in Connecticut for $1.8 million resulting in a gain of approximately $1.6 million.

●	On August 21, 2012, we sold a held-for-sale SNF in Connecticut for $2.3 million resulting in a gain of approximately $1.6 million.

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

At September 30, 2012, we had three SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.6 million.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 13 fixed-rate mortgages on 32 long-term care facilities and two construction mortgages on two facilities currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, which are operated by six (6) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of September 30, 2012, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgage properties are generally cross-collateralized with the master lease agreement.

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

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of FC/SCH, in accordance with the terms of the 2008 MTA.  These 13 facilities were located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis has entered into a long-term management agreement with FC/SCH to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which were operated by TC Healthcare until May 31, 2010, were transferred to FC/SCH upon licensure from the state of Vermont.  As a result of the transition of the operations to FC/SCH, we no longer operate any owned and operated facilities, effective June 1, 2010.  Our consolidated financial statements include the results of operations of the two Vermont facilities from July 7, 2008 to May 31, 2010.

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Nursing home revenues	$—	$—	$—	$—

Nursing home expenses	—	148	—	603
Loss from nursing home operations	$—	$(148)	$—	$(603)

NOTE 4 – CONCENTRATION OF RISK

As of September 30, 2012, our portfolio of real estate investments consisted of 463 healthcare facilities, located in 34 states and operated by 47 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $3.0 billion at September 30, 2012, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 403 SNFs, 14 ALFs, 11 specialty facilities, fixed rate mortgages on 32 SNFs, and three SNFs that are held-for-sale.  At September 30, 2012, we also held miscellaneous investments of approximately $45.8 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2012, we had investments with one operator that exceeded 10% of our total investment: affiliates and/or subsidiaries of CommuniCare Health Services (“CommuniCare”) (11%).  The three states in which we had our highest concentration of investments were Florida (20%), Ohio (12%) and Indiana (10%) at September 30, 2012.

For the three-month period ended September 30, 2012, our revenues from operations totaled $87.1 million, of which approximately $11.1 million was from CommuniCare (13%) and $8.5 million was from Sun Healthcare (“Sun”) (10%).  No other operator generated more than 9% of our revenues from operations for the three-month period ended September 30, 2012.

For the nine-month period ended September 30, 2012, our revenues from operations totaled $255.4 million, of which approximately $33.0 million was from CommuniCare (13%) and $25.6 million was from Sun (10%).  No other operator generated more than 9% of our revenues from operations for the nine-month period ended September 30, 2012.

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

NOTE 5 – DIVIDENDS

Common Dividends

On October 17, 2012, the Board of Directors declared a common stock dividend of $0.44 per share, increasing the quarterly common dividend by $0.02 per share, or 4.8 % over the previous quarter, to be paid November 15, 2012 to common stockholders of record on October 31, 2012.

On July 17, 2012, the Board of Directors declared a common stock dividend of $0.42 per share, which was paid August 15, 2012 to common stockholders of record on July 31, 2012.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  As of September 30, 2012, the TRS had a net operating loss carry-forward of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as we concluded it was more-likely-than-not that the deferred tax asset would not be realized.

NOTE 7 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- and nine- month periods ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Stock-based compensation expense	$1,485	$1,520	$4,456	$4,518

2011 and 2012 Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees.  Effective January 2012, we granted 124,244 PRSUs to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of September 30, 2012, no shares of restricted stock have vested under these restricted stock awards.

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

As of September 30, 2012, none of the PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of September 30, 2012 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$4.0
2012 Annual PRSUs	124,244	$9.61	1.2	12	0.3
Multi-year absolute TSR PRSUs	279,550	$11.06	3.1	44	1.6
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	44	0.6
Total	925,480	$15.64	$15.0		$6.5

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees in January 2011 and January 2012.

Director Restricted Stock Grants

As of September 30, 2012, we had 30,999 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of September 30, 2012, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.3 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	September 30,	December 31,
	Maturity	Rate	2012	2011
			(in thousands)
Secured borrowings:
HUD Berkadia mortgages (1)	2036 - 2040	6.61%	$63,326	$64,533
HUD Capital Funding mortgages	2040 - 2045	4.85%	131,437	133,061
HUD White Pine mortgages (1)	2036 - 2040	4.87%	32,199	32,813
HUD Affiliates of CFG mortgages(1)	2044	5.55%	59,054	73,203
Total secured borrowings			286,016	303,610

Unsecured borrowings:
Revolving line of credit	2015	1.93%	$102,000	$272,500

2016 Notes	2016	7.0%	—	175,000
2020 Notes	2020	7.5%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
2024 Notes	2024	5.875%	400,000	—
Subordinated debt	2021	9.0%	21,090	21,219
			1,196,090	971,219
Premium - net			4,433	4,071
Total unsecured borrowings			1,302,523	1,247,790
Totals – net			$1,588,539	$1,551,400
(1)	Reflects the weighted average interest rate on the mortgages.

Bank Credit Agreements

At September 30, 2012, we had $102.0 million outstanding under our $475 million unsecured revolving credit facility (the “2011 Credit Facility”), and no letters of credit outstanding, leaving availability of $373.0 million.

The 2011 Credit Facility matures on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million, under certain conditions.

The 2011 Credit Facility agreement includes an alternative pricing grid for us if we achieved investment grade ratings from at least two of the following rating agencies: (i) Standard & Poor’s, (ii) Moody’s, and/or (iii) Fitch Ratings.  In July, Fitch Ratings initiated coverage of our bonds at an investment grade, thereby achieving investment grade rating from two of the three named rating agencies.  As a result, for so long as we maintain two investment grade ratings, our borrowing cost under 2011 Credit Facility will be based on this alternative pricing grid, which reduces the borrowing cost under the 2011 Credit Facility to LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  As of September 30, 2012, our applicable percentage above LIBOR was 170 basis points.  The 2011 Credit Facility is used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of the Company’s capital stock if a default or event of default occurs; and maintenance of REIT status.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions. As of September 30, 2012, we were in compliance with all affirmative and negative covenants, including financial covenants.

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

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our $475 million senior unsecured revolving credit facility.  As of September 30, 2012, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $465 million of our total assets.

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

We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the 2012 Agreements.  No assurance can be given that we will sell any shares under the 2012 Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.  As of September 30, 2012, 2.6 million shares were issued under the 2012 ESP, at an average price of $24.10 per share, generating gross proceeds of approximately $63.6 million, before $1.3 million of commissions.

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

Since inception of the 2010 ESP, we have sold a total of 5.3 million shares of common stock generating total gross proceeds of $114.9 million under the program, before $2.3 million of commissions.  As a result of the termination of the 2010 ESP, no additional shares were issued under the 2010 ESP.

HUD Mortgage Payoffs

On June 29, 2012, we paid approximately $11.8 million to retire four HUD mortgages that were assumed as part of the acquisition of SNFs from affiliates of CFG.  The retirement of the four HUD mortgages resulted in a net gain of approximately $1.7 million.  The net gain included the write-off of approximately $1.8 million related to marking the debt to market at the time of the acquisition of SNFs from affiliates of CFG as well as a prepayment fee of approximately $0.1 million.

$400 Million 5.875% Senior Notes Exchange Offer

On August 15, 2012, we commenced an offer to exchange $400 million of our 5.875% Senior Notes due 2024 that have been registered under the Securities Act of 1933 for $400 million of our outstanding 5.875% Senior Notes due 2024, which were issued on March 19, 2012 in a private placement.

All $400 million outstanding aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of September 20, 2012, pursuant to the terms of the exchange offer.  The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes were registered under the Securities Act of 1933 and the provisions of the Initial Notes relating to transfer restrictions, registration rights and additional interest will not apply to the Exchange Notes.

Dividend Reinvestment and Common Stock Purchase Plan

For the nine-month period ended September 30, 2012, approximately 4.8 million shares of our common stock were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $106.1 million.

NOTE 9 – FINANCIAL INSTRUMENTS

At September 30, 2012 and December 31, 2011, the carrying amounts and fair values of our financial instruments were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$6,951	$6,951	$351	$351
Restricted cash	32,923	32,923	34,112	34,112
Mortgage notes receivable – net	245,550	249,292	238,675	241,494
Other investments – net	45,807	42,758	52,957	48,903
Totals	$331,231	$331,924	$326,095	$324,860
Liabilities:
Revolving line of credit	$102,000	$102,000	$272,500	$272,500
7.00% Notes due 2016 – net	—	—	174,376	186,398
7.50% Notes due 2020 – net	197,460	238,726	197,202	216,114
6.75% Notes due 2022 – net	581,973	733,718	582,493	582,684
5.875% Notes due 2024 – net	400,000	435,092	—	—
HUD debt	286,016	358,436	303,610	321,949
Subordinated debt	21,090	27,968	21,219	23,198
Totals	$1,588,539	$1,895,940	$1,551,400	$1,602,843

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

●
Mortgage notes receivable:  The fair values of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 2).

●
Other investments:  Other investments are primarily comprised of: (i) notes receivable and (ii) an investment in redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 2).  The fair value of the investment in the unconsolidated business is estimated using quoted market value and considers the terms of the underlying arrangement (Level 2).

●
Revolving line of credit:  The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates (Level 2).

●	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party (Level 2).

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

NOTE 11 – EARNINGS PER SHARE

The computation of basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period.  Diluted EPS is computed using the treasury stock method, which is net income available to common stockholders divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period.  Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income	$30,119	$21,436	$86,775	$33,313
Preferred stock dividends	—	—	—	(1,691)
Preferred stock redemption	—	—	—	(3,456)
Numerator for net income available to common per share - basic and diluted	$30,119	$21,436	$86,775	$28,166
Denominator:
Denominator for basic earnings per share	109,135	103,180	106,202	101,722
Effect of dilutive securities:
Restricted stock	511	38	350	38
Deferred stock	21	13	18	12
Denominator for diluted earnings per share	109,667	103,231	106,570	101,772

Earnings per share – basic:
Net income – basic	$0.28	$0.21	$0.82	$0.28
Earnings per share – diluted:
Net income – diluted	$0.27	$0.21	$0.81	$0.28

NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS

As of September 30, 2012, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022 and (iii) $400 million 5.875% Senior Notes due 2024, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries acquired from CapitalSource on such date.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” three subsidiaries acquired from White Pine and 17 of the subsidiaries acquired from affiliates of CFG.  On July 17, 2012, our Board of Directors approved removing the unrestricted subsidiary designation from five of the CFG subsidiaries due to the retirement of the HUD related mortgages.  The total assets related to these five “unrestricted subsidiaries” at June 30, 2012 was approximately $47.9 million.  As a result, the December 31, 2011 consolidating balance sheet reflects the removal of the restriction from these five subsidiaries.

For the nine months ended September 30, 2012 and 2011, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  For the nine months ended September 30, 2012 and 2011, the non-guarantor subsidiaries have not engaged in investing or financing activities other than routine principal payments on its HUD mortgage debt of $2.9 million and $1.8 million, respectively.  All of the subsidiary and non-subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	September 30, 2012
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated
Real estate properties
Land and buildings	$2,344,862	$441,351	$—	$2,786,213
Less accumulated depreciation	(510,675)	(39,706)	—	(550,381)
Real estate properties – net	1,834,187	401,645	—	2,235,832
Mortgage notes receivable – net	245,550	—	—	245,550
	2,079,737	401,645	—	2,481,382
Other investments – net	45,807	—	—	45,807
	2,125,544	401,645	—	2,527,189
Assets held for sale – net	1,620	—	—	1,620
Total investments	2,127,164	401,645	—	2,528,809

Cash and cash equivalents	6,951	—	—	6,951
Restricted cash	6,629	26,294	—	32,923
Accounts receivable – net	113,533	5,828	—	119,361
Investment in affiliates	109,767	—	(109,767)	—
Other assets	40,116	31,280	—	71,396
Total assets	$2,404,160	$465,047	$(109,767)	$2,759,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$102,000	$—	$—	$102,000
Secured borrowings	—	286,016	—	286,016
Unsecured borrowings – net	1,179,433	21,090	—	1,200,523
Accrued expenses and other liabilities	101,807	48,174	—	149,981
Intercompany payable	—	92,242	(92,242)	—
Total liabilities	1,383,240	447,522	$(92,242)	$1,738,520

Stockholders’ equity:
Common stock	11,205	—	—	11,205
Common stock – additional paid-in-capital	1,658,882	—	—	1,658,882
Cumulative net earnings	720,205	17,525	(17,525)	720,205
Cumulative dividends paid	(1,369,372)	—	—	(1,369,372)
Total stockholders’ equity	1,020,920	17,525	$(17,525)	1,020,920
Total liabilities and stockholders’ equity	$2,404,160	$465,047	$(109,767)	2,759,440

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
 (in thousands, except per share amounts)

	December 31, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,095,441	$441,598	$—	$2,537,039
Less accumulated depreciation	(446,581)	(23,839)	—	(470,420)
Real estate properties – net	1,648,860	417,759	—	2,066,619
Mortgage notes receivable – net	238,675	—	—	238,675
	1,887,535	417,759	—	2,305,294
Other investments – net	52,957	—	—	52,957
	1,940,492	417,759	—	2,358,251
Assets held for sale – net	2,461	—	—	2,461
Total investments	1,942,953	417,759	—	2,360,712

Cash and cash equivalents	351	—	—	351
Restricted cash	6,511	27,601	—	34,112
Accounts receivable – net	97,407	3,257	—	100,664
Investment in affiliates	119,564	—	(119,564)	—
Other assets	32,798	28,675	—	61,473
Total assets	$2,199,584	$477,292	(119,564)	$2,557,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$272,500	$—	$—	$272,500
Secured borrowings	13,652	289,958	—	303,610
Unsecured borrowings – net	954,071	21,219	—	975,290
Accrued expenses and other liabilities	80,877	46,551	—	127,428
Intercompany payable	—	109,907	(109,907)	—
Total liabilities	1,321,100	467,635	(109,907)	1,678,828

Stockholders’ equity:
Common stock	10,341	—	—	10,341
Common stock – additional paid-in-capital	1,471,381	—	—	1,471,381
Cumulative net earnings	633,430	9,657	(9,657)	633,430
Cumulative dividends paid	(1,236,668)	—	—	(1,236,668)
Total stockholders’ equity	878,484	9,657	(9,657)	878,484
Total liabilities and stockholders’ equity	$2,199,584	$477,292	$(119,564)	$2,557,312

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$66,231	$11,939	$-	$78,170	$193,411	$35,962	$-	$229,373
Mortgage interest income	7,677	-	-	7,677	22,417	-	-	22,417
Other investment income – net	1,238	-	-	1,238	3,533	-	-	3,533
Miscellaneous	23	-	-	23	125	-	-	125
Total operating revenues	75,169	11,939	-	87,108	219,486	35,962	-	255,448

Expenses
Depreciation and amortization	22,996	5,309	-	28,305	66,784	15,867	-	82,651
General and administrative	5,062	111	-	5,173	15,305	348	-	15,653
Acquisition costs	483	-	-	483	686	-	-	686
Impairment loss on real estate properties	-	-	-	-	272	-	-	272
Total operating expenses	28,541	5,420	-	33,961	83,047	16,215	-	99,262

Income before other income and expense	46,628	6,519	-	53,147	136,439	19,747	-	156,186
Other income (expense):
Interest income	-	6	-	6	2	20	-	22
Interest expense	(19,883)	(4,167)	-	(24,050)	(59,127)	(11,899)	-	(71,026)
Interest – amortization of deferred financing costs	(673)	-	-	(673)	(1,970)	-	-	(1,970)
Interest – loss on extinguishment of debt	-	-	-	-	(5,410)	-	-	(5,410)
Equity in earnings	2,358	-	(2,358)	-	7,868	-	(7,868)	-
Total other expense	(18,198)	(4,161)	(2,358)	(24,717)	(58,637)	(11,879)	(7,868)	(78,384)

Income before gain on assets sold	28,430	2,358	(2,358)	28,430	77,802	7,868	(7,868)	77,802
Gain on assets sold – net	1,689	-	-	1,689	8,973	-	-	8,973
Net income available to common stockholders	$30,119	$2,358	$(2,358)	$30,119	$86,775	$7,868	$(7,868)	$86,775

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011

	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$60,333	$8,289	$-	$68,622	$178,289	$25,157	$-	$203,446
Mortgage interest income	3,617	-	-	3,617	10,548	-	-	10,548
Other investment income – net	383	-	-	383	1,641	-	-	1,641
Miscellaneous	196	-	-	196	265	-	-	265
Total operating revenues	64,529	8,289	-	72,818	190,743	25,157	-	215,900

Expenses
Depreciation and amortization	21,000	3,871	-	24,871	63,421	11,427	-	74,848
General and administrative	4,329	64	-	4,393	14,324	225	-	14,549
Acquisition costs	-	-	-	-	45	-	-	45
Impairment loss on real estate properties	-	-	-	-	24,971	-	-	24,971
Provisions for uncollectible accounts receivable	-	-	-	-	4,139	-	-	4,139
Nursing home expenses of owned and operated assets	148	-	-	148	603	-	-	603
Total operating expenses	25,477	3,935	-	29,412	107,503	11,652	-	119,155

Income before other income and expense	39,052	4,354	-	43,406	83,240	13,505	-	96,745
Other income (expense):
Interest income	6	6	-	12	15	20	-	35
Interest expense	(17,374)	(2,727)	-	(20,101)	(51,922)	(8,251)	-	(60,173)
Interest – amortization of deferred financing costs	(629)	-	-	(629)	(2,026)	-	-	(2,026)
Interest –refinancing costs	(3,055)	-	-	(3,055)	(3,071)	-	-	(3,071)
Equity in earnings	1,633	-	(1,633)	-	5,274	-	(5,274)	-
Total other expense	(19,419)	(2,721)	(1,633)	(23,773)	(51,730)	(8,231)	(5,274)	(65,235)

Income before gain on assets sold	19,633	1,633	(1,633)	19,633	31,510	5,274	(5,274)	31,510
Gain on assets sold - net	1,803	-	-	1,803	1,803	-	-	1,803
Net income	21,436	1,633	(1,633)	21,436	33,313	5,274	(5,274)	33,313
Preferred stock dividends	-	-	-	-	(1,691)	-	-	(1,691)
Preferred stock redemption	-	-	-	-	(3,456)	-	-	(3,456)
Net income available to common stockholders	$21,436	$1,633	$(1,633)	$21,436	$28,166	$5,274	$(5,274)	$28,166

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

(i)
those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2011, in Part II, Item IA of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and June 30, 2012, and in Part II, Item 1A of this report;

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

Our portfolio of investments at September 30, 2012, consisted of 463 healthcare facilities (including three facilities classified as held for sale), located in 34 states and operated by 47 third-party operators.  Our gross investment in these facilities totaled approximately $3.0 billion at September 30, 2012, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 403 SNFs, (ii) 14 assisted living facilities (“ALFs”), (iii) 11 specialty facilities, (iv) fixed rate mortgages on 32 SNFs and (v) three SNFs that are held for sale.  At September 30, 2012, we also held other investments of approximately $45.8 million, consisting primarily of secured loans to third-party operators of our facilities.

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

The Healthcare Reform Law requires private health insurers that sell policies to individuals and small businesses to provide, starting in 2014, a set of “essential health benefits” in 10 categories, including prescription drugs, rehabilitative and habilitative services, and chronic disease management.  As required under the law, states define the essential health benefits. States are now submitting their essential health benefit packages to the Department of Health and Human Services (HHS).  How these benefits are established will affect payments for long term care facilities.

The Healthcare Reform Law requires SNFs to implement, by March 23, 2013, a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care.  HHS has not yet issued the proposed regulations to implement this law that were due in March 2012.  It is unclear whether this provision of the law will be enforced until the regulations are issued.

SNFs will be required to provide additional information for the Centers for Medicare and Medicaid Services (CMS) Nursing Home Compare website regarding staffing as well as summary information regarding the number of criminal violations by a facility or its employees committed within the facility, and specification of those that were crimes of abuse, neglect, criminal sexual abuse or other violations or crimes resulting in serious bodily injury, and, in addition, the number of civil monetary penalties imposed on the facility, its employees, contractors and other agents, to further the ability of consumers to compare nursing homes.

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

For the federal fiscal year 2013, CMS has announced that it will increase SNF payment rates by 1.8% (2.5% market basket update minus 0.7% productivity adjustment), which amounts to an estimated $670 million increase in payments to SNFs beginning October 1, 2012.

The Sequestration Transparency Act of 2012 requires President Obama to submit to Congress a report on the potential sequestration triggered by the failure of the Joint Selective Committee on Deficit Reduction to propose, and Congress to enact, a plan to reduce the deficit by $1.2 trillion, as required by the Budget Control Act of 2011.  Under the sequestration, automatic spending cuts would become effective beginning January 2, 2013.  This would result in cuts of 2% ($11.1 billion) to Medicare.  However, Medicaid is exempt from the automatic spending cuts.

We cannot predict whether Congress will take any action to change the automatic spending cuts.  Further, we cannot predict how states will react to any changes that occur at the federal level.

Medicaid.  State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law, may result in significant changes in healthcare spending at the state level.

Many states are currently focusing on the reduction of expenditures under their state Medicaid programs, which may result in a reduction in reimbursement rates for our operators.  The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial conditions, which in turn could negatively impact us.

Under the Healthcare Reform Law, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014.  The federal government will pay the entire cost for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016).  In 2017, the federal share declines to 95%; in 2018, to 94%; in 2019, to 93%; and in 2020 and subsequent years, to 90%.  States may delay Medicaid expansion after 2014 but the federal payment rates will be less.  However, on June 28, 2012, the Supreme Court issued its opinion in National Federation of Independent Business v. Sebellius, which stated that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs.  Thus, it is unknown which states will expand their Medicaid programs.

Although states are currently required by law to maintain current Medicaid eligibility standards until at least 2014, at least one state has filed a lawsuit challenging the constitutionality of the “maintenance of effort” (MOE) provision based on the Supreme Court’s decision.

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

In response to this increase, on July 29, 2011, the CMS announced the final rule for SNF funding for fiscal year 2012.  The final rule includes a recalibration of the case-mix indexes that form the RUG-IV and will result in a reduction of aggregate Medicare reimbursement to SNFs of $4.47 billion or 12.6%.  However, the reduction is partially offset by an update that reflects a 2.7% increase in the prices of a “market basket” of goods and services reduced by a 1.0% multi-factor productivity adjustment mandated by the Healthcare Reform Law.  The combination of the recalibration and the update will yield a net reduction of aggregate Medicare reimbursement to SNFs of $3.87 billion or 11.1%.  We believe that the implementation of RUG-IV in 2010 had a positive effect on the cash flow and rent coverage ratios of our operators.  This funding cut has reduced operator coverage ratios; however, we currently believe that our operator coverage ratios are adequate and that our operators can absorb the fiscal year 2012 reimbursement rate reductions and still meet their obligations to us.

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

CMS has incorporated hospital readmissions review into the Quality Indicators Survey.  Under Medicare’s Inpatient Prospective Payment System, CMS began adjusting payments to hospitals for excessive readmissions of patients for heart attacks, heart failure, and pneumonia during fiscal years beginning on and after October 1, 2012.  Long term care facilities will be under increased scrutiny to prevent residents from being readmitted to hospitals for these conditions in particular, and have an opportunity to demonstrate their quality of care by reducing their hospital readmission rates.  It is anticipated that hospital readmissions will be a consideration in the (CMS) Five Star ratings.

Office of the Inspector General Activities.  The Office of Inspector General’s (OIG) Work Plan for fiscal year 2013, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  Reviews of Medicare Part A and Part B payments and services for SNFs will focus on the following: (1) adverse events in post-acute care; (2) Medicare requirements for quality of care; (3) verification of state agency identified deficiencies’ corrections; (4) oversight of poorly performing SNFs; (5) use of atypical antipsychotic drugs; (6) hospitalizations of SNF residents; (7) questionable billing practices for Part B services; and (8) oversight of the accuracy and completeness of MDS data.  Medicaid reviews will focus on communicable diseases and MDS data.  The OIG plans to continue its efforts in addressing fraud and abuse.  While we cannot predict the results of the OIG’s activities, the projects could result in further scrutiny and/or oversight of nursing homes.

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

General and Professional Liability. Although arbitration agreements have been effective in limiting general and professional liabilities for long term care providers, there have been national efforts to outlaw the use of pre-dispute arbitration agreements in long term care settings.  All of these factors have a potential impact on liability costs of our operators, which could adversely affect our operators’ ability to meet their obligations to us.

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

Three Months Ended September 30, 2012 and 2011

Operating Revenues

Our operating revenues for the three months ended September 30, 2012, totaled $87.1 million, an increase of $14.3 million over the same period in 2011.  The $14.3 million increase was primarily the result of additional rental income due to (i) new acquisitions in the fourth quarter of 2011 and in the second and third quarter of 2012, (ii) additional mortgage interest income primarily due to (a) the $92.0 million mortgage loan that we entered into with Ciena in November 2011 and (b) the $25.0 million mortgage loan that we entered into with White Pine in October 2011, (iii) lease amendments and extensions with existing operators and (iv) additional other investment income primarily due to the December 2011 $28.0 million note with Signature.

Operating Expenses

Operating expenses for the three months ended September 30, 2012, totaled $34.0 million, an increase of approximately $4.5 million over the same period in 2011.  The increase was primarily due to (i) an increase of $3.4 million of depreciation and amortization due to the (a) fourth quarter 2011 acquisitions of affiliates from CFG and from White Pine, (b) second quarter 2012 acquisitions from Health and Hospital Corporation and from Mark Ide and (c) third quarter 2012 acquisition from Health and Hospital Corporation and (ii) an increase of $0.5 million in acquisition costs.

Other Income (Expense)

For the three months ended September 30, 2012, total other expenses were $24.7 million, an increase of approximately $0.9 million over the same period in 2011.  The increase in interest expense of approximately $4.0 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance (i) fourth quarter 2011 acquisitions of affiliates from CFG and from White Pine, (ii) second quarter 2012 acquisitions from Health and Hospital Corporation and from Mark Ide, (iii) third quarter 2012 acquisitions of land and facilities from Health and Hospital Corporation and (iv) the funding of mortgage investments during the fourth quarter of 2011 for Ciena and White Pine, offset by a $3.1 million write-off of deferred costs associated with the termination of the $320 million revolving senior secured credit facility (the “2010 Credit Facility”) in the third quarter of 2011.

Nine Months Ended September 30, 2012 and 2011

Operating Revenues

Our operating revenues for the nine months ended September 30, 2012, totaled $255.4 million, an increase of $39.5 million over the same period in 2011.  The $39.5 million increase was primarily the result of additional rental income due to (i) new acquisitions in the fourth quarter of 2011 and second and third quarter of 2012; (ii) lease amendments and extensions, (iii) the transition of FC/SCH facilities to the new operator, (iv) additional mortgage interest income primarily due to (a) the $92.0 million mortgage loan that we entered into with Ciena in November 2011 and (b) new $25.0 million mortgage loan that we entered into with White Pine in October 2011 and (v) additional other investment income primarily due to the December 2011 $28.0 million note with Signature.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012, totaled $99.3 million, a decrease of approximately $19.9 million over the same period in 2011.  The decrease was primarily due to (i) a decrease of $24.7 million associated with the provision for real estate impairment (of which approximately $24.4 million related to the first quarter 2011 write-down of the Connecticut properties to their estimated fair value as non SNF facilities); (ii) a decrease of $4.1 million provision for uncollectible accounts associated with FC/SCH’s straight-line receivables and lease inducements and (iii) a decrease of $0.6 million related to expense related to our owned and operated assets, offset by (iv) an increase of $7.8 million of depreciation and amortization due to (a) the fourth quarter 2011 acquisitions of affiliates from CFG and from White Pine; (b) the second quarter 2012 acquisitions from Health and Hospital Corporation and from Mark Ide and (c) the third quarter 2012 acquisition from Health and Hospital Corporation; (v) an increase of $1.1 million in general and administrative expenses due to (a) the closed facilities in Connecticut and (b) increased costs associated with the new facilities and (vi) an increase of $0.6 million in acquisition cost primarily related to the Health and Hospital Corporation acquisition in 2012.

Other Income (Expense)

For the nine months ended September 30, 2012, total other expenses were $78.4 million, an increase of approximately $13.1 million over the same period in 2011.  The increase in interest expense of approximately $10.8 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance (i) fourth quarter 2011 acquisitions of affiliates from CFG and from White Pine, (ii) second quarter 2012 acquisitions from Health and Hospital Corporation and from Mark Ide, (iii) third quarter 2012 acquisition from Health and Hospital Corporation and (iv) the funding of mortgage investments during the fourth quarter of 2011 for Ciena and White Pine.  During the first quarter of 2012, we incurred $7.1 million in interest refinancing cost including prepayment penalties of approximately $4.5 million, write-off of deferred costs of $2.2 million and $0.4 million of expenses associated with the tender offer and redemption of our outstanding $175 million 7% 2016 Notes. This was partially offset by a $1.7 million write-off of the unamortized premium on the four HUD loans that were paid off early during the second quarter of 2012.  During the third quarter of 2011, we wrote-off  $3.1 million of deferred costs associated with the termination of the $320 million 2010 Credit Facility.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2012, was $56.7 million, compared to $44.5 million, for the same period in 2011.  Our funds from operations available to common stockholders (“FFO”), for the nine months ended September 30, 2012, was $160.7 million, compared to $126.2 million, for the same period in 2011.

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

The following table presents our FFO results for the three- and nine- months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Net income available to common stockholders	$30,119	$21,436	$86,775	$28,166
Deduct gain from real estate dispositions	(1,689)	(1,803)	(8,973)	(1,803)
Sub-total	28,430	19,633	77,802	26,363
Elimination of non-cash items included in net income:
Depreciation and amortization	28,305	24,871	82,651	74,848
Add back impairments on real estate properties	—	—	272	24,971
Funds from operations available to common stockholders	$56,735	$44,504	$160,725	$126,182

Portfolio and Recent Developments

2012 Acquisitions

Health and Hospital Corporation

On August 31, 2012, we purchased 27 facilities (17 SNFs, four ALFs and six independent living facilities) totaling 2,892 licensed beds in Indiana from an unrelated third party for approximately $203 million in cash and assumed a liability associated with the lease of approximately $13.9 million.  Simultaneous with the transaction, we also purchased one parcel of land for $2.8 million.  The purchase price of both (i) 27 facilities and (ii) the parcel of land were funded from cash on hand and borrowings from our credit facility.  The 27 facilities and land parcel were added to an existing master lease with Health and Hospital Corporation of Marion County, Indiana (“Health and Hospital Corporation”).

We are in the process of obtaining information necessary to complete the process of allocating the fair value of the assets purchased and liabilities assumed.  Our preliminary allocation as of September 30, 2012, consists of land of $16.1 million, building and site improvements of $189.2 million and furniture and fixtures of $14.4 million.  We allocated approximately $13.9 million to a liability associated with the lease.  For the three months ended September 30, 2012, we incurred approximately $0.5 million in acquisition related costs.

On June 29, 2012, we purchased four facilities encompassing 383 licensed beds in Indiana for approximately $21.7 million and leased the facilities to an existing operator.  We recorded approximately $1.9 million for land, $18.4 million for buildings and site improvements and $1.4 million for furniture and fixtures.

Mark Ide Limited Liability Company

On June 29, 2012, we purchased one facility encompassing 80 licensed beds in Indiana for approximately $3.4 million and leased the facility to an existing operator.  We recorded approximately $0.2 million for land, $2.9 million for buildings and site improvements and $0.3 million for furniture and fixtures.

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

We recorded approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  On June 29, 2012, we retired four mortgage notes in the amount of $11.7 million and wrote-off the unamortized premium associated with the mortgages.  We did not record goodwill in connection with this transaction.

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

Acquisition costs related to the acquisitions from affiliates of CFG and from White Pine were approximately $1.2 million in 2011.

Mortgage Transaction

We entered into a first mortgage loan with White Pine in the amount of $25 million secured by a lien on three SNFs, totaling 352 beds, all located in Maryland.

The overall combined transaction totaled $86 million, consisting of $56 million in cash and $30 million in assumed HUD indebtedness, with a combined initial annual yield of approximately 10%.

We recorded approximately $62.7 million consisting of land ($4.4 million), buildings and site improvements ($55.0 million) and furniture and fixtures ($3.3 million).  We funded approximately $1.3 million in renovation costs for one of the facilities acquired in connection with this transaction and completed the renovation during the third quarter of 2012.  We recorded approximately $3.0 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.2 million per year over the next five years. We did not record goodwill in connection with this transaction.

Assets Sold or Held for Sale

Assets Sold

●	On January 13, 2012, we sold a SNF in Indiana for approximately $3.1 million resulting in a gain of approximately $0.3 million.

●	On March 23, 2012, an operator in Alaska exercised its purchase option and purchased a SNF for approximately $11.0 million. We recognized a gain of approximately $5.1 million in this transaction.

●	On April 2, 2012, we sold a held-for-sale SNF in Arkansas for approximately $1.7 million. No gain or loss was recognized in this transaction.

●	On May 18, 2012, we sold a held-for-sale SNF in Alabama for $4.5 million resulting in a gain of approximately $0.4 million.

●	On June 15, 2012, we sold a held-for-sale SNF in Connecticut for $1.8 million resulting in a gain of approximately $1.6 million.

●	On August 21, 2012, we sold a held-for-sale SNF in Connecticut for $2.3 million resulting in a gain of approximately $1.6 million.

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

At September 30, 2012, we had three SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.6 million.

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

As a result of these developments, during the three month period ended March 31, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as SNFs.  As of November 1, 2011, all of the residents of the four facilities had been relocated, and the receiver surrendered possession of all of the facilities to us.  We are actively marketing the facilities for sale (for purposes other than the provision of skilled nursing care).  See “Assets Sold or Held for Sale” above for more detail.

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

Liquidity and Capital Resources

At September 30, 2012, we had total assets of $2.8 billion, stockholders’ equity of $1.0 billion and debt of $1.6 billion, representing approximately 60.9% of total capitalization.

Financing Activities and Borrowing Arrangements

Bank Credit Agreements

At September 30, 2012, we had $102.0 million outstanding under our $475 million unsecured revolving credit facility (the “2011 Credit Facility”), and no letters of credit outstanding, leaving availability of $373.0 million.

The 2011 Credit Facility matures in four years, on August 17, 2015.  The 2011 Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $600 million, under certain conditions.

The 2011 Credit Facility agreement includes an alternative pricing grid for us if we achieve investment grade ratings from at least two of the following rating agencies: (i) Standard & Poor’s, (ii) Moody’s, and/or (iii) Fitch Ratings.  In July, Fitch Ratings initiated coverage of our bonds at an investment grade, thereby achieving investment grade rating from two of the three named rating agencies.  As a result, for so long as we maintain two investment grade ratings, our borrowing under the 2011 Credit Facility will be based on this alternative pricing grid, which reduces the borrowing cost under the 2011 Credit Facility to LIBOR plus an applicable percentage ranging from 150 basis points to 210 basis points (including a facility fee).  As of September 30, 2012, our applicable percentage above LIBOR was 170 basis points.  The 2011 Credit Facility is used for acquisitions and general corporate purposes.

The 2011 Credit Facility contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of the Company’s capital stock if a default or event of default occurs; and maintenance of REIT status.  In addition, the 2011 Credit Facility contains financial covenants including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions. As of September 30, 2012, we were in compliance with all affirmative and negative covenants, including financial covenants.

$400 Million 5.875% Senior Notes Exchange Offer

On August 15, 2012, we commenced an offer to exchange $400 million of our 5.875% Senior Notes due 2024 that have been registered under the Securities Act of 1933 for $400 million of our outstanding 5.875% Senior Notes due 2024, which were issued on March 19, 2012 in a private placement.

All $400 million outstanding aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of September 20, 2012, pursuant to the terms of the exchange offer.  The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes were registered under the Securities Act of 1933 and the provisions of the Initial Notes relating to transfer restrictions, registration rights and additional interest will not apply to the Exchange Notes.

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

We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the 2012 Agreements. No assurance can be given that we will sell any shares under the 2012 Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.  As of September 30, 2012, 2.6 million shares were issued under the 2012 ESP, at an average price of $24.10 per share, generating gross proceeds of approximately $63.6 million, before $1.3 million of commissions.

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

Since inception of the 2010 ESP, we have sold a total of 5.3 million shares of common stock generating total gross proceeds of $114.9 million under the program, before $2.3 million of commissions.  As a result of the termination of the 2010 ESP, no additional shares were issued under the 2010 ESP.

HUD Mortgage Payoffs

On June 29, 2012, we paid approximately $11.8 million to retire four HUD mortgages that were assumed as part of the acquisition of SNFs from affiliates of CFG.  The retirement of the four HUD mortgages resulted in a net gain of approximately $1.7 million.  The net gain included the write-off of approximately $1.8 million related to marking the debt to market at the time of acquisition of SNFs from affiliates of CFG as well as a prepayment fee of approximately $0.1 million.

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

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our 2011 Credit Facility.  As of September 30, 2012, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $465 million of our total assets.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the nine-month period ended September 30, 2012, approximately 4.8 million shares of our common stock were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $106.1 million.

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

For the three- and nine- months ended September 30, 2012, we paid total dividends of $45.7 million and $132.7 million, respectively.

On October 17, 2012, the Board of Directors declared a common stock dividend of $0.44 per share, increasing the quarterly dividend by $0.02 per share, or 4.8% over the previous quarter, to be paid November 15, 2012 to common stockholders of record on October 31, 2012.

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

Cash and cash equivalents totaled $7.0 million as of September 30, 2012, an increase of $6.6 million as compared to the balance at December 31, 2011.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $157.0 million for the nine months ended September 30, 2012, as compared to $129.0 million for the same period in 2011, an increase of $28.0 million.  The increase is primarily due to: (i) the rental revenue from the fourth quarter 2011 acquisitions of White Pine and affiliates of CFG and 2012 acquisitions of Health and Hospital Corporation and Mark Ide and (ii) the placement of additional mortgages, offset by additional interest associated with financing the acquisitions and new mortgages.

Investing Activities – Net cash flow from investing activities was an outflow of $228.2 million for the nine months ended September 30, 2012, as compared to an outflow of $20.0 million for the same period in 2011.  The $208.2 million increase in cash outflow from investing activities relates primarily to (i) a $1.9 million purchase of land in the first quarter of 2012, a $25.1 million purchase of five SNFs in the second quarter of 2012 and a $205.7 million purchase of 27 facilities in the third quarter of 2012 and (ii) an additional $8.1 million investment in capital improvement projects compared to the same period in 2011.  Offsetting increases of the cash outflow were: (i) $24.2 million in proceeds from the sale of real estate in 2012, as compared to $4.2 million for the same period in 2011 and (ii) an increase in net proceeds of $8.8 million from other investments – net compared to the same period in 2011.

Financing Activities – Net cash flow from financing activities was an inflow of $77.8 million for the nine months ended September 30, 2012 as compared to an outflow of $105.2 million for the same period in 2011.  The $183.0 million change in financing activities was primarily a result of: (i) a net payment of $170.5 million on the 2011 Credit Facility during the nine months of 2012 compared to $45.0 million of net proceeds for the same period in 2011; (ii) net proceeds of $400 million from our 5.875% Senior Notes due 2024 issued in March 2012; (iii) a $187.8 million change in payments of long term borrowings including (a) $175.0 million tender offer and redemption payments for our outstanding $175 million 2016 Notes in March 2012, (b) $11.7 million early retirement of four HUD mortgages in June 2012 and (c) $2.9 million in routine HUD debt principal payments during the nine months of 2012 as compared to $1.8 million for the same period in 2011; (iv) an increase in payment of $8.9 million related to deferred financing costs and refinancing costs primarily associated with (a) the issuance of our $400 million 5.875% Senior Notes due 2024 in March 2012, (b) the tender offer and redemption of our outstanding $175 million 2016 Notes in March 2012 and (c) a prepayment penalty related to the early retirement of four HUD mortgages in June 2012; (v) an increase in net proceeds of $51.2 million from our dividend reinvestment plan during the nine months of 2012 compared to the same period in 2011; (vi) an increase in net proceeds of $46.4 million from our common stock issued through our Equity Shelf Program during the nine months of 2012 as compared to the same period in 2011; (vii) an increase in dividend payments of $12.2 million related to an increase in number of shares outstanding and an increase of $0.10 per share in the dividends and (viii) the impact of the $108.6 million preferred stock redemption in the first quarter of 2011.

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

The interest rate charged on our 2011 Credit Facility can vary based on the interest rate option we choose to utilize.  The interest rates per annum applicable to the 2011 Credit Facility are the reserve adjusted LIBOR Rate (the “Eurodollar Rate” or “Eurodollar”), plus the applicable margin (as defined below) or, at our option, the base rate, which will be the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate determined on such day for a Eurodollar Loan with an interest period of one month plus 1.0%, in each case, plus the applicable margin (as defined below).  In July 2012 we received an investment grade rating for our senior unsecured debt from a second rating agency (Fitch).  So long as we maintain at least two investment grade ratings for our senior unsecured debt from S&P, Moody’s or Fitch, the applicable margin with respect to the 2011 Credit Facility is determined in accordance with a grid based on such debt ratings.  The applicable margin may range from 1.70% to 1.25% in the case of Eurodollar advances, and from 0.70% to 0.25% in the case of base rate advances. Letter of credit fees may range from 1.70% to 1.25% per annum, based on the same debt ratings grid.  As of September 30, 2012, the total amount of debt outstanding on the 2011 Credit Facility was $102.0 million, which is subject to interest rate fluctuations.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2011, with the Securities and Exchange Commission on February 27, 2012, which sets forth our risk factors in Item 1A therein, as supplemented in Part II, Item 1A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and June 30, 2012.  We have not experienced any material changes from the risk factors previously described therein.

Item 6 – Exhibits

Exhibit No.
10.1	Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements.+*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

OMEGA HEALTHCARE INVESTORS, INC. Registrant

Date: November 7, 2012	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: November 7, 2012	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer