Form 10-K
period 2012-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2013-02-28
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Large accelerated filer ☒                  Accelerated filer ☐                  Non-accelerated filer ☐               Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐    No    ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was $2,425,939,178.  The aggregate market value was computed using the $22.50 closing price per share for such stock on the New York Stock Exchange on June 30, 2012.

As of February 22, 2013, there were 112,971,775 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012, is incorporated by reference in Part III herein.

OMEGA HEALTHCARE INVESTORS, INC.
2012 FORM 10-K ANNUAL REPORT

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega” or the “Company”) was incorporated in the State of Maryland on March 31, 1992.  We are a self-administered real estate investment trust (“REIT”), investing in income producing healthcare facilities, principally long-term care facilities located throughout the United States.  We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of debt or equity securities, the assumption of secured indebtedness, or a combination of these methods.

In 2012, we completed the following transactions totaling approximately $510 million in new investments:

●
During the fourth quarter of 2012 we completed the purchase of approximately $203.4 million in new investments with a new operator.  The investments included the purchase/leaseback of 14 facilities located in California (10) and Arizona (4) representing 1,830 operating beds.  The two transactions consisted of $131.5 million in cash and the assumption of $71.9 million in debt guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) with a blended interest rate of approximately 5.50%.

●
$227.4 million of new investments with an existing operator.  The investments included (i) $224.6 million in purchase/leaseback of 31 facilities located in Indiana, totaling 3,275 operating beds and (ii) one parcel of land for $2.8 million.

●
$21.5 million of new investments with existing operators to Omega.  The investments included (i) the purchase/leaseback of one ALF located in Michigan for $20 million and (ii) a mortgage on one SNF located in Michigan for $1.5 million.  These two facilities operate a total of 231 operating beds.

●	$12.9 million of new investments with an existing operator to Omega. The investments included the purchase/leaseback of three facilities located in Indiana, totaling 247 operating beds.

●	$2.7 million of new investments with an existing operator to Omega. The investment included the purchase /leaseback of one SNF in Texas totaling 90 operating beds.

●	$31.3 million of investments in our capital expenditure programs.

●	$10.5 million in mortgage related investments with our existing operators.

As of December 31, 2012, our portfolio of investments consisted of 478 healthcare facilities located in 34 states and operated by 46 third-party operators.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  This portfolio was made up of:

●	418 SNFs, 16 ALFs and 11 specialty facilities;
●	fixed rate mortgages on 31 long-term healthcare facilities; and
●	two facilities and one parcel of land held-for-sale.

As of December 31, 2012, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $3.3 billion.  In addition, we held miscellaneous investments of approximately $47.3 million at December 31, 2012, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.  The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2012, 2011 and 2010.  (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 3 – Properties” and “Note 5 – Mortgage Notes Receivable”).

Revenues by Asset Category
(in thousands)
	Year Ended December 31,
	2012	2011	2010
Core assets:
Lease rental income	$314,592	$273,517	$232,772
Mortgage interest income	30,446	16,274	10,391
Total core asset revenues	345,038	289,791	243,163
Other asset revenue	4,760	2,070	3,936
Miscellaneous income	662	343	3,886
Total revenue before owned and operated assets	350,460	292,204	250,985
Owned and operated asset revenue	—	—	7,336
Total revenue	$350,460	$292,204	$258,321

The following table summarizes our real estate assets by asset category as of December 31, 2012 and 2011.

Assets by Category
(in thousands)
	As of December 31,
	2012	2011
Core assets:
Leased assets	$3,038,553	$2,537,039
Mortgaged assets	238,621	238,675
Total core assets	3,277,174	2,775,714
Other assets	47,339	52,957
Total real estate assets before held for sale assets	3,324,513	2,828,671
Held for sale assets	1,020	2,461
Total real estate assets	$3,325,533	$2,831,132

Description of the Business

Investment Strategy.  We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located throughout the United States.  Our investments are generally geographically diverse and operated by a diverse group of established, creditworthy, middle-market healthcare operators that meet our standards for quality and experience of management. Our criteria for evaluating potential investments includes but is not limited to:

●	the quality and experience of management and the creditworthiness of the operator of the facility;
●	the facility’s historical and forecasted cash flow and its ability to meet operational needs, capital expenditure requirements and lease or debt service obligations;
●	the construction quality, condition and design of the facility;
●	the location of the facility;
●	the tax, growth, regulatory and reimbursement environment of the applicable jurisdiction;
●	the occupancy rate for the facility and demand for similar healthcare facilities in the same or nearby communities; and
●	the payor mix of private, Medicare and Medicaid patients at the facility.

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

We prefer to invest in equity ownership of properties.  Due to regulatory, tax or other considerations, we may pursue alternative investment structures.  The following summarizes our primary investment structures.  The average annualized yields described below reflect existing contractual arrangements.  However, due to the nature of the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due.  Therefore, the annualized yields as of January 1, 2013, set forth below, are not necessarily indicative of future yields, which may be lower.

Purchase/Leaseback.  In a purchase/leaseback transaction, we purchase a property from an operator and lease it back to the operator over a term typically ranging from 5 to 15 years, plus renewal options.  Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index (“CPI”).  At January 1, 2013, our average annualized yield from leases was approximately 10.9%.

Fixed-Rate Mortgage.  Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At January 1, 2013, our average annualized yield on these investments was approximately 11.4%.

The table set forth in “Item 2 – Properties” contains information regarding our properties and investments as of December 31, 2012.

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

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. However, we will be subject to certain federal income taxes as follows: First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner. Second, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders. Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the highest regular corporate rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, (i.e., when we are acting as a dealer), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless have maintained our qualification as a REIT because certain other remedial requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability. Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis. Eighth, if we acquire any asset that is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset during the 10-year period beginning on the date on which such asset was acquired by us (such period, the “recognition period”), then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the highest regular corporate rate. The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

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

Prohibited Transactions. We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets is primarily held for sale to customers and that a sale of any of our assets would not be in the ordinary course of our business. Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction. The Code also provides a number of alternative exceptions from the 100% tax on “prohibited transactions” if certain requirements have been satisfied with respect to property disposed of by a REIT. These requirements relate primarily to the number and/or amount of properties disposed of by a REIT, the period of time the property has been held by the REIT, and/or aggregate expenditures made by the REIT with respect to the property being disposed of. The conditions needed to meet these requirements have been lowered for taxable years beginning in 2009 and thereafter. However, we cannot assure you that we will be able to comply with the safe-harbor provisions or that we would be able to avoid the 100% tax on prohibited transactions if we were to dispose of an owned property that otherwise may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

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

●
that is acquired by a REIT as the result of (i) the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default, or (ii) default was imminent on a lease of such property or on indebtedness that such property secured;

●	for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and

●	for which the REIT makes a proper election to treat the property as foreclosure property.

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

●
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

●
on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

●
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

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests. We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. For tax years beginning after 2004, we were no longer required to include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test and we are no longer required to include in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 75% gross income test any gross income from any hedging transaction entered into after July 30, 2008.  We did not engage in hedge transactions in 2010, 2011, or 2012.

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

Failure to Satisfy Income Tests. If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are entitled to relief under certain relief provisions of the Code. These relief provisions will be generally available if our failure to meet such tests was due to reasonable cause and not due to willful neglect, we attach a schedule of the sources of our income to our tax return, and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances we would be entitled to the benefit of these relief provisions. Even if these relief provisions apply, we would incur a 100% tax on the gross income attributable to the greater of the amounts by which we fail the 75% and 95% gross income tests, multiplied by a fraction intended to reflect our profitability and we would file a schedule with descriptions of each item of gross income that caused the failure.

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

For purposes of the second and third asset tests described above the term “securities” does not include our equity or debt securities of a qualified REIT subsidiary, a TRS, or an equity interest in any partnership, since we are deemed to own our proportionate share of each asset of any partnership of which we are a partner. Furthermore, for purposes of determining whether we own more than 10% of the value of only one issuer’s outstanding securities, the term “securities” does not include: (i) any loan to an individual or an estate; (ii) any Code Section 467 rental agreement; (iii) any obligation to pay rents from real property; (iv) certain government issued securities; (v) any security issued by another REIT; and (vi) our debt securities in any partnership, not otherwise excepted under (i) through (v) above, (A) to the extent of our interest as a partner in the partnership or (B) if 75% of the partnership’s gross income is derived from sources described in the 75% income test set forth above.

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

The availability to us of, among other things, depreciation deductions with respect to our owned facilities (which reduce our taxable income and the amount of our required dividend distributions) depends upon the determination that, for federal income tax purposes, we are the true owner of such facilities for federal income tax purposes, which is dependent on the classification of the leases to operators or our facilities as “true leases” rather than financing arrangements for federal income tax purposes. The determinations of whether (1) we are the owner of such facilities, and (2) the leases are true leases, for federal tax purposes are essentially factual matters. We believe that we will be treated as the owner of each of the facilities that we lease, and such leases will be treated as true leases for federal income tax purposes. However, no assurances can be given that the IRS will not successfully challenge our status as the owner of our facilities subject to leases, and the status of such leases as true leases, asserting that the purchase of the facilities by us and the leasing of such facilities merely constitute steps in secured financing transactions in which the lessees are owners of the facilities and we are merely a secured creditor. In such event, we would not be entitled to claim depreciation deductions with respect to any of the affected facilities. As a result, we might fail to meet the 90% distribution requirement or, if such requirement is met, we might be subject to corporate income tax or the 4% excise tax.

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

Failure to Qualify. If we fail to qualify as a REIT in any taxable year, and the reasonable cause relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify will not be deductible, and our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders. In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as ordinary income, to the extent of our current and accumulated earnings and profits.  However, in such a case, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction with respect to dividends that we make. Unless entitled to relief under specific statutory provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to such statutory relief. Failure to qualify could result in our incurring indebtedness or liquidating investments to pay the resulting taxes.

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

In the case of a REIT that is a partner in a partnership, such REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, in testing our compliance with the income and assets discussed above, we include our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes and in which we own an interest.

Government Regulation and Reimbursement

The following is a description of certain of the laws and regulations and reimbursement policies and programs affecting our business and the businesses conducted by our operators.  The following description should be read in conjunction with the risk factors described under “Item 1A – Risk Factors.”

Healthcare Reform.  The Patient Protection and Affordable Care Act and accompanying Healthcare and Education Affordability and Reconciliation Act of 2010 (the “Healthcare Reform Law”) were signed into law in March 2010. This legislation represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and will affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways.  Significant rule making and regulation promulgated under the Healthcare Reform Law has already occurred, and we expect additional rules, regulations and interpretation that may materially affect the operations of our operators.

On June 28, 2012, the U.S. Supreme Court upheld all of the Healthcare Reform Law except for the requirement that states expand Medicaid beginning in 2014. However, the Healthcare Reform Law and the implementation thereof continues to receive challenge and scrutiny from Congress, state attorneys general and legislators, and private individuals and organizations.  For example, several congressional bills and budget proposals have sought to repeal or change certain provisions of the law.

In addition, certain measures recently taken under the authority of, or in connection with, the Healthcare Reform Law may lead to additional modification and/or clarification in the future, including the following:

●         On January 3, 2013, a new federal Commission on Long-Term Care was established and tasked with developing a plan for the establishment, implementation and financing of a high-quality system to provide long-term care services.

●         The Healthcare Reform Law requires private health insurers that sell policies to individuals and small businesses to provide, starting in 2014, a set of “essential health benefits” in ten categories, including prescription drugs, rehabilitative and habilitative services, and chronic disease management.  As required under the law, states define the essential health benefits. States are now submitting their essential health benefit packages to the Department of Health and Human Services (HHS).  How these benefits are established will affect payments for long term care facilities.

●         The Healthcare Reform Law requires SNFs to implement a compliance and ethics program by March 23, 2013 that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care.  HHS has not yet issued the proposed regulations to implement this law that were due in March 2012.  It is unclear whether this provision of the law will be enforced until the regulations are issued.

Given the recent and potential for future challenges to the Healthcare Reform Law, in addition to the complexity of the law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us is uncertain.  The Healthcare Reform Law could result in decreases in payments to our operators or otherwise adversely affect the financial condition of our operators, thereby negatively impacting our financial condition.  The efforts of our operators to modify their operations to lessen the impact of any increased costs or other adverse effects resulting from changes in governmental programs, private insurance and/or employee welfare benefit plans may not be successful.  The impact of the Healthcare Reform Law on each of our operators will vary depending on payor mix, resident conditions and a variety of other factors.  In addition to the provisions relating to reimbursement, other provisions of the Healthcare Reform Law may impact our operators as employers (e.g., requirements related to providing health insurance for employees). We anticipate that many of the provisions in the Healthcare Reform Law may be subject to further clarification and modification during the rule making process.

 Reimbursement. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid.  According to The Alliance for Quality Nursing Home Care, as of January 2013, approximately 70% of SNF residents depend upon Medicare and/or Medicaid funding for care. The federal government and many state governments are currently focusing on reducing expenditures under Medicare and Medicaid programs, resulting in significant cost-cutting at both the federal and state levels.   These cost-cutting measures, together with the implementation of changes in reimbursement rates such as those described below, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.

For the federal fiscal year 2013, CMS has announced that it will increase SNF payment rates by 1.8% (2.5% market basket update minus 0.7% productivity adjustment), which amounts to an estimated $670 million increase in payments to SNFs beginning October 1, 2012.  Provisions contained in the American Taxpayer Relief Act (ATRA) of 2012, known colloquially as the fiscal cliff deal, will reduce Medicare payments to SNFs by an estimated $600 million during 2012 to 2022.  It also reduces payments for multiple procedures or therapies provided on the same day, which will result in approximately $1.8 billion savings to Medicare over the next 10 years, which will impact SNFs as well.  Under the ATRA, sequestration cuts impacting domestic and defense spending are scheduled to become effective March 1, 2013.  These cuts include a 2% cut in payments to Medicare providers and suppliers.

We currently believe that our operator coverage ratios are adequate and that our operators can absorb moderate reimbursement rate reductions and still meet their obligations to us.  However, significant limits on the scopes of services reimbursed and/or reductions of reimbursement rates could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

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

Under the Healthcare Reform Law, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014.  The federal government will pay the entire cost for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016).  In 2017, the federal share declines to 95%; in 2018, to 94%; in 2019, to 93%; and in 2020 and subsequent years, to 90%.  States may delay Medicaid expansion after 2014 but the federal payment rates will be less.  However, on June 28, 2012, the Supreme Court issued its opinion in National Federation of Independent Business v. Sebellius, which stated that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs.  Currently, 22 states and the District of Columbia have decided to expand or are leaning toward expansion; however, it is predicted that at least most states will expand.

Although states are currently required by law to maintain current Medicaid eligibility standards until at least 2014, at least one state has filed a lawsuit challenging the constitutionality of the “maintenance of effort” (MOE) provision based on the Supreme Court’s decision.

Medicare.  In 2009, the CMS finalized a revised case-mix classification system, the RUG-IV, which was in effect from October 1, 2010 through September 30, 2011.  According to the CMS, this change in case-mix classification methodology resulted in a significant increase in Medicare expenditures for government fiscal year 2011.

In response to this increase, on July 29, 2011, the CMS announced the final rule for SNF funding for government fiscal year 2012.  The final rule includes a recalibration of the case-mix indexes that form the RUG-IV and is expected to result in a reduction of aggregate Medicare reimbursement to SNFs of $4.47 billion or 12.6% for the government fiscal year.  However, the reduction is partially offset by an update that reflects a 2.7% increase in the prices of a “market basket” of goods and services reduced by a 1.0% multi-factor productivity adjustment mandated by the Healthcare Reform Law.  The combination of the recalibration and the update is expected to result in a net reduction of aggregate Medicare reimbursement to SNFs of $3.87 billion or 11.1%.  We believe that the implementation of RUG-IV in 2010 had a positive effect on the cash flow and rent coverage ratios of our operators.  The subsequent funding cut has reduced operator coverage ratios; however, we currently believe that our operator coverage ratios are adequate and that our operators can absorb the government fiscal year 2012 reimbursement rate reductions and still meet their obligations to us.

The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012 and extended the Medicare Part B Outpatient Therapy Cap Exceptions Process through December 31, 2012.  The statutory Medicare Part B outpatient cap for occupational therapy was $1,880 for 2012, and the combined cap for physical therapy and speech therapy was also $1,880 for 2012.  These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits.  The caps for 2013 have not yet been issued.  Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

Quality of Care Initiatives.  The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators.  For instance, in December 2008, the CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid. Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis.  SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures.  Based on this data and the results of state health inspections, SNFs are then rated based on the five-star rating system.  We cannot predict what changes, if any, CMS will make to the rating system.  It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

CMS has incorporated hospital readmissions review into the Quality Indicators Survey.  Under Medicare’s Inpatient Prospective Payment System, CMS began adjusting payments to hospitals for excessive readmissions of patients for heart attacks, heart failure, and pneumonia during fiscal years beginning on and after October 1, 2012.  Long term care facilities will be under increased scrutiny to prevent residents from being readmitted to hospitals for these conditions in particular, and have an opportunity to demonstrate their quality of care by reducing their hospital readmission rates.  It is anticipated that hospital readmissions will be a consideration in the future in the CMS five-star rating system.

Office of the Inspector General Activities.  The Office of Inspector General’s (OIG) Work Plan for government fiscal year 2013, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  Reviews of Medicare Part A and Part B payments and services for SNFs will focus on the following: (1) adverse events in post-acute care; (2) Medicare requirements for quality of care; (3) verification of state agency identified deficiencies’ corrections; (4) oversight of poorly performing SNFs; (5) use of atypical antipsychotic drugs; (6) hospitalizations of SNF residents; (7) questionable billing practices for Part B services; and (8) oversight of the accuracy and completeness of MDS data.  Medicaid reviews will focus on communicable diseases and MDS data.  The OIG plans to continue its efforts in addressing fraud and abuse.  While we cannot predict the results of the OIG’s activities, the projects could result in further scrutiny and/or oversight of nursing homes.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, and the corresponding regulations promulgated thereunder (“HIPAA”).  On January 25, 2013, the Office for Civil Rights (OCR) issued a final rule modifying HIPAA which will require our operators to expend significant time and money to implement.  Some of the new requirements include, among other things: making business associates subject to the HIPAA Privacy and Security Rules which will require new business associate agreements; changes in determining whether a breach of unsecured protected health information occurred; new requirements for the Notice of Privacy Practices; and decreasing the time to disclose protected health information and requiring disclosures to be electronic under certain conditions.

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

General and Professional Liability.  Although arbitration agreements have been effective in limiting general and professional liabilities for long term care providers, there have been national efforts to outlaw the use of pre-dispute arbitration agreements in long term care settings.  At least one state is allowing residents to sue a SNF for failing to comply with staffing quality measures.  All of these factors have a potential impact on liability costs of our operators, which could adversely affect our operators’ ability to meet their obligations to us.

Executive Officers of Our Company

As of February 22, 2013, the executive officers of our company were as follows:

C. Taylor Pickett (51) is our Chief Executive Officer and has served in this capacity since June 2001.  Mr. Pickett is also a Director and has served in this capacity since May 30, 2002.  Mr. Pickett’s term as a Director expires in 2014.  From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer.  Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (49) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance.  Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (59) is our Senior Vice President of Operations and has served in this capacity since July 2001.  From 1997 to 2000, Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc.  Prior to joining Mariner Post-Acute Network, Inc., Mr. Crabill served as an Executive Vice President of Operations at Beverly Enterprises, Inc.

Robert O. Stephenson (49) is our Chief Financial Officer and has served in this capacity since August 2001.  From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc.  Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (44) is our Chief Accounting Officer and has served in this capacity since February 2007.  From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc.  From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of December 31, 2012, we had 25 full-time employees, including the five executive officers listed above.

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

●
Healthcare Reform.  The Healthcare Reform Law represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965 and will affect reimbursement for governmental programs, private insurance and employee welfare benefit plans in various ways.See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform.” We cannot predict the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us.

●
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

●
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

●
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

●
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

●
Privacy Laws. Our operators are subject to federal, state and local laws and regulations designed to protect the privacy and security of patient health information, including HIPAA, among others.  See “Item 1. Business – Government Regulation and Reimbursement – Privacy.”  These laws and regulations require our operators to expend the requisite resources to protect and secure patient health information, including the funding of costs associated with technology upgrades.  Operators found in violation of HIPAA or any other privacy or security law may face large penalties.  In addition, compliance with an operator’s notification requirements in the event of a breach of unsecured protected health information could cause reputational harm to an operator’s business.  Such penalties and damaged reputation could adversely affect an operator’s ability to meet its obligations to us.

●
Other Laws. Other federal, state and local laws and regulations affect how our operators conduct their operations.  See “Item 1. Business – Government Regulation and Reimbursement – Other Laws and Regulations.”   We cannot predict the effect that the costs of complying with these laws may have on the revenues of our operators, and thus their ability to meet their obligations to us.

●
Legislative and Regulatory Developments.  Each year, legislative and regulatory proposals are introduced at the federal, state and local levels that, if adopted, would result in major changes to the healthcare system.  See “Item 1. Business – Government Regulation and Reimbursement” in addition to the other risk factors set forth below. We cannot accurately predict whether any proposals will be adopted, and if adopted, what effect (if any) these proposals would have on our operators or our business.

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

Many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a reduction in reimbursement rates for our operators.  See “Item 1. Business – Government Regulation and Reimbursement – Reimbursement,” “– Medicaid,” and “– Medicare.” These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicare and Medicaid programs. Potential reductions in Medicare and Medicaid reimbursement to our operators could reduce the cash flow of our operators and their ability to make rent or mortgage payments to us. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes.  Medicaid enrollment may significantly increase in the near future, as the Healthcare Reform Law allows states to increase the number of people who are eligible for Medicaid beginning in 2014 and simplifies enrollment in this program.  Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement and an increase in the number of Medicaid patients could place some operators in financial distress, which in turn could adversely affect us.  If funding for Medicare and/or Medicaid is reduced, it could have a material adverse effect on our operators’ results of operations and financial condition, which could adversely affect our operators’ ability to meet their obligations to us.

The American Taxpayer Relief Act will cut payments to SNFs.

On January 3, 2013, Congress enacted the American Taxpayer Relief Act (ATRA) of 2012.  Payments to SNFs will be cut by approximately $600 million from FY 2013 - FY 2022.  Under the ATRA, payments for multiple procedures or therapies provided on the same day will be reduced, resulting in approximately $1.8 billion savings to Medicare over the next 10 years.  Sequestration cuts to domestic and defense spending, including a 2% cut in payments to Medicare providers and suppliers, will become effective on March 1, 2013.  We cannot predict whether Congress will take action to prevent the sequestration cuts from becoming effective, or how states will react to any changes that occur at the federal level.

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

Despite the fact that the U.S. economy has started to recover from the recent economic recession, the rate of recovery has been much slower than from past recessions.  The United States is continuing to experience the effects of the recession, resulting in continued concerns regarding the adverse impact caused by inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment could have an adverse impact on the ability of our operators to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our operators under our leases and loans could adversely affect our income from investments in our portfolio.

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

At December 31, 2012, we had two investments with operators and/or managers that exceeded 10% of our total investments: (i) Genesis Healthcare (“Genesis”) (11%), and (ii) CommuniCare Health Services, Inc. (“CommuniCare”) (10%).  No other operator represents more than 9% of our investments.

For the year ended December 31, 2012, our revenues from operations totaled $350.5 million, of which approximately $44.5 million were from Genesis (on a pro forma basis including Sun Healthcare, which Genesis acquired in December 2012) (13%) and $44.2 million from CommuniCare (13%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2012.

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

To qualify as a REIT under the Code, we are required to, among other things, distribute at least 90% of our REIT taxable income each year to our stockholders.  Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all future capital needs, including capital needed to make investments and to satisfy or refinance maturing commitments.  As a result, we rely on external sources of capital, including debt and equity financing.  If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations.  Our access to capital depends upon a number of factors over which we have little or no control, including  the performance of the national and global economies generally; competition in the healthcare industry; issues facing the healthcare industry, including regulations and government reimbursement policies; our operators’ operating costs; the ratings of our debt securities; the market’s perception of our growth potential; the market value of our properties; our current and potential future earnings and cash distributions; and the market price of the shares of our capital stock.  Difficult capital market conditions in our industry during the past several years, and our need to stabilize our portfolio have limited and may continue to limit our access to capital.  While we currently have sufficient cash flow from operations to fund our obligations and commitments, we may not be in a position to take advantage of future investment opportunities in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

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

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time including:

●	the extent of investor interest;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our financial performance and that of our operators;
●	the contents of analyst reports about us and the REIT industry;
●
general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

●
our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and

●	other factors such as governmental regulatory action and changes in REIT tax laws.

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

We may be subject to additional risks in connection with our recent and future acquisitions of long-term care facilities, including but not limited to the following:

●	our limited prior business experience with certain of the operators of the facilities we have recently acquired or may acquire in the future;

●
the facilities may underperform due to various factors, including unfavorable terms and conditions of the lease agreements that we assume, disruptions caused by the management of the operators of the facilities or changes in economic conditions impacting the facilities and/or the operators;

●	diversion of our management’s attention away from other business concerns;
●	exposure to any undisclosed or unknown potential liabilities relating to the facilities; and
●	potential underinsured losses on the facilities.

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

We have a material amount of indebtedness and we may increase our indebtedness in the future.  Debt financing could have important consequences to our stockholders.  For example, it could:

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
●
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on satisfactory terms or at all;

●
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;
●	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interests;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	place us at a competitive disadvantage compared to our competitors that have less debt.

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

Our business is subject to many risks that are associated with the ownership of real estate.  For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates.  Other risks that are associated with real estate acquisition and ownership include, without limitation, the following:

●	general liability, property and casualty losses, some of which may be uninsured;
●	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;
●	leases that are not renewed or are renewed at lower rental amounts at expiration;
●	the exercise of purchase options by operators resulting in a reduction of our rental revenue;
●	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;
●	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;
●	acts of God affecting our properties; and
●	acts of terrorism affecting our properties.

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

The industry in which we operate is highly competitive. Increasing investor interest in our sector and consolidation at the operator level or REIT level could increase competition and reduce our profitability.

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

We were organized to qualify for taxation as a REIT under Sections 856 through 860 of the Code.  See “Item 1. Business – Taxation.”We believe that we have operated in such a manner as to qualify for taxation as a REIT under the Code and intend to continue to operate in a manner that will maintain our qualification as a REIT.  Qualification as a REIT involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control.  We cannot assure you that we will at all times satisfy these rules and tests.

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

Market volatility may adversely affect the market price of our common stock.  As with other publicly traded securities, the share price of our stock depends on many factors, which may change from time to time, including:

●	the market for similar securities issued by REITs;
●	changes in estimates by analysts;
●	our ability to meet analysts’ estimates;
●	prevailing interest rates;
●	our credit rating;
●	general economic and market conditions; and
●	our financial condition, performance and prospects.

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

●
the issuance and exercise of options to purchase our common stock or other equity awards under remuneration plans. We may also issue equity to our employees in lieu of cash bonuses or to our directors in lieu of director’s fees;

●	the issuance of shares pursuant to our dividend reinvestment and direct stock purchase plan;
●	the issuance of debt securities exchangeable for our common stock;
●	the exercise of warrants we may issue in the future;
●	lenders sometimes ask for warrants or other rights to acquire shares in connection with providing financing, and we cannot assure you that our lenders will not request such rights; and
●	the sales of securities convertible into our common stock could dilute the interests of existing common stockholders.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2012, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities that are leased to operators or other affiliates, mortgages on facilities that are operated by the mortgagors or their affiliates and facilities subject to leasehold interests.  The facilities are located in 34 states and are operated by 46 operators.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  In some cases, our tenants and mortgagees contract with a healthcare operator to operate the facilities.  The following table summarizes our property investments as of December 31, 2012:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Investment (in thousands)
Leased Facilities(1)

Genesis HealthCare	6,120	53	$356,684
Health and Hospital Corporation	4,212	40	279,476
Airamid Health Management	4,535	38	263,561
CommuniCare Health Services, Inc	3,525	28	255,618
Signature Holdings II, LLC.	3,264	31	226,062
S&F Management Company, LLC	1,830	14	212,448
Advocat, Inc.	3,962	36	148,408
Gulf Coast Master Tenant I, LLC.	2,157	17	146,636
Affiliates of Capital Funding Group, Inc.	1,816	17	129,697
Guardian LTC Management Inc.	1,683	23	125,971
Consulate Health Care	2,023	17	117,654
Nexion Health Inc	2,146	20	86,903
Affiliates of Persimmon Ventures, LLC & White Pine Holdings, LLC.	757	5	83,940
Essex Healthcare Corporation	1,271	13	83,587
TenInOne Acquisition Group, LLC	1,456	10	82,617
Swain/Herzog	1,008	9	56,400
Mark Ide Limited Liability Company	1,085	12	46,771
Sava Senior Care, LLC.	567	4	41,818
Infinia Properties of Arizona, LLC	476	6	33,371
StoneGate Senior Care LP	750	7	32,438
Pinon Management, Inc.	492	6	30,390
Fundamental Long Term Care Holding, LLC	381	3	20,927
Daybreak Venture, LLC	483	5	18,143
Rest Haven Nursing Center Inc.	176	1	14,400
Health Systems of Oklahoma LLC.	407	3	12,470
Washington N&R	239	2	12,152
Care Initiatives, Inc	188	1	10,347
Adcare Health Systems	300	2	10,000
Ensign Group, Inc.	271	3	9,656
Lakeland Investors, LLC	274	1	9,625
Infinity Health Care Management	200	2	9,547
Laurel	235	2	7,585
Community Eldercare Services, LLC.	100	1	7,312
Hickory Creek Healthcare Foundation	138	2	7,250
Southwest LTC	150	1	6,839
Longwood Management Corporation.	185	2	6,448
Crowne Management, LLC	172	1	6,351
Elite Senior Living, Inc	105	1	5,893
Emeritus Corporation	52	1	5,674
Country Villa Claremont Healthcare Center, Inc	99	1	4,546
HMS Holdings at Texarkana, LLC	114	1	4,281
Hoosier Enterprises Inc.	47	1	3,622
Generations Healthcare, Inc	59	1	3,007
Diamond Care Vida Encantada, LLC	102	1	2,028
	49,612	445	3,038,553

Assets Held for Sale
Closed Facility	-	2	1,020
	-	2	1,020

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Investment (in thousands)
Fixed - Rate Mortgages(2)

Ciena Healthcare (3)	1,656	15	114,220
CommuniCare Health Services, Inc	1,064	8	77,004
Affiliates of Persimmon Ventures, LLC & White Pine Holdings, LLC	412	4	26,500
Meridian	240	3	15,897
Nexion Health Management	120	1	5,000
	3,492	31	238,621

Total	53,104	478	$3,278,194

(1)   Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(2)   In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.
(3)   The mortgage includes two properties for which we have provided construction to permanent mortgage financing.  The properties are currently under construction.  We have not included the properties (facilities) under construction in our facility count.

The following table presents the concentration of our facilities by state as of December 31, 2012:

	Number of Facilities	Number of Operating Beds	Gross Investment (in thousands)	% of Gross Investment
Florida	85	10,053	$604,848	18.5
Ohio	50	5,494	365,535	11.2
Indiana (1)	51	5,002	318,719	9.7
California	22	2,336	187,109	5.7
Pennsylvania	25	2,298	175,728	5.4
Maryland	16	2,112	174,076	5.3
Texas	32	3,970	171,080	5.2
Michigan (2)	19	2,026	152,221	4.6
Arkansas	23	2,385	125,912	3.8
Tennessee	16	2,236	118,913	3.6
Arizona	10	987	98,014	3.0
Colorado	12	1,262	79,659	2.4
West Virginia	11	1,255	75,796	2.3
Kentucky	15	1,215	67,252	2.1
North Carolina	10	1,224	59,296	1.8
Massachusetts	8	896	57,347	1.8
Louisiana	14	1,478	55,514	1.7
Alabama	10	1,259	54,440	1.7
Mississippi	6	606	52,984	1.6
Rhode Island	4	558	43,534	1.3
Wisconsin	4	526	30,562	0.9
Georgia	4	625	28,401	0.9
New Hampshire	3	221	23,082	0.7
Idaho	4	377	22,679	0.7
Oklahoma	4	511	22,643	0.7
Iowa	3	359	21,202	0.7
Nevada	3	381	20,927	0.6
Washington	2	194	17,473	0.5
Vermont	2	270	15,382	0.5
Illinois	4	446	14,406	0.4
Missouri	2	239	12,152	0.4
New Mexico	2	221	7,228	0.2
Kansas	1	82	3,210	0.1
Connecticut (1)	1	-	870	0.0
Total	478	53,104	$3,278,194	100.00

(1) Both states include one facility that is classified as held-for-sale as of December 31, 2012.

(2)   The mortgage includes two properties for which we have provided construction to permanent mortgage financing. The properties are currently under construction.  We have not included the properties (facilities) under construction in our facility count.

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location.  Our portfolio includes healthcare facilities located in 34 states.  In addition, the majority of our 2012 rental and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities.  We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 46 different public and private healthcare providers and/or managers.  Except for Genesis HealthCare (11%), CommuniCare Health Services, Inc. (10%), Health and Hospital Corporation (9%), subsidiaries and affiliates of Airamid Health Management (8%), Signature Holdings II, LLC (7%) and S&F Management Company, LLC (6%) which together hold approximately 51% of our portfolio (by investment), no other single tenant holds greater than 5% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2012, approximately 86% of our leases and mortgages had primary terms that expire in 2016 or later.  The majority of our leased real estate properties are leased under provisions of master lease agreements.  We also lease facilities under single facility leases.  The initial terms of both types of leases typically range from 5 to 15 years, plus renewal options.

All of our leased properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our lease agreements as of December 31, 2012 by year without giving effect to any renewal options:

Expiration Year	Annualized Straight-line Rental Revenue Expiring	Number of Lease Expiring
	($ in thousands)
2013	$3,677	4
2014	1,347	4
2015	2,822	5
2016	30,166	7
2017	7,351	5
2018	56,630	8
2019	-	-
2020	1,785	2
2021	31,429	3
2022	57,648	8
Thereafter	172,985	33
Total	$365,840	79

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.”  The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per common share:

2012				2011

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$22.23	$19.03	$0.41	First	$24.00	$21.38	$0.37
Second	23.09	20.14	0.42	Second	24.46	19.07	0.38
Third	25.00	22.54	0.42	Third	22.05	14.40	0.40
Fourth	24.35	21.30	0.44	Fourth	19.87	14.45	0.40
			$1.69				$1.55

The closing price for our common stock on the New York Stock Exchange on February 22, 2013 was $27.81 per share.  As of February 22, 2013 there were 112,971,775 shares of common stock outstanding with approximately 2,867 registered holders.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	372,735	$—	1,297,509
Equity compensation plans not approved by security holders	—	—	—
Total	372,735	$—	1,297,509

(1)	Reflects a maximum of 372,735 shares that could be earned if certain performance conditions are achieved under performance restricted stock units that vest on December 31, 2013.
(2)	No exercise price is payable with respect to the performance restricted stock units.
(3)	Reflects shares of common stock remaining available for future awards under our 2000 and 2004 Stock Incentive Plans.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our company on a historical basis.  The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  Our historical operating results may not be comparable to our future operating results.  The comparability of our selected financial data is significantly affected by our acquisitions and new investments in 2009, 2010, 2011 and 2012.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)

Operating Data
Revenues from core operations	$350,460	$292,204	$250,985	$179,008	$169,592
Revenues from nursing home operations	-	-	7,336	18,430	24,170
Total revenues	$350,460	$292,204	$258,321	$197,438	$193,762

Income from continuing operations	$120,698	$52,606	$58,436	$82,111	$77,691

Net income available to common stockholders	120,698	47,459	49,350	73,025	70,551
Per share amounts:
Income from continuing operations:
Basic	$1.12	$0.46	$0.52	$0.87	$0.93
Diluted	1.12	0.46	0.52	0.87	0.93
Net income available to common stockholders:
Basic	$1.12	$0.46	$0.52	$0.87	$0.94
Diluted	1.12	0.46	0.52	0.87	0.94

Dividends, Common Stock(1)	$1.69	$1.55	$1.37	$1.20	$1.19
Dividends, Series D Preferred(1)	-	0.74	2.09	2.09	2.09

Weighted-average common shares outstanding, basic	107,591	102,119	94,056	83,556	75,127
Weighted-average common shares outstanding, diluted	108,011	102,177	94,237	83,649	75,213

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Gross investments	$3,325,533	$2,831,132	$2,504,818	$1,803,743	$1,502,847
Total assets	2,982,005	2,557,312	2,304,007	1,655,033	1,364,467
Revolving line of credit	258,000	272,500	-	94,100	63,500
Other long-term borrowings	1,566,932	1,278,900	1,176,965	644,049	484,697
Stockholders’ equity	1,011,329	878,484	1,004,066	865,227	787,988

(1)	Dividends per share are those declared and paid during such period.

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

Our portfolio of investments at December 31, 2012, consisted of 478 healthcare facilities (including two assets held for sale), located in 34 states and operated by 46 third-party operators.  Our gross investment in these facilities totaled approximately $3.3 billion at December 31, 2012, with 99% of our real estate investments related to long-term healthcare facilities.  The portfolio is made up of (i) 418 SNFs, (ii) 16 ALFs, (iii) 11 specialty facilities, (iv) fixed rate mortgages on 31 SNFs and (v) two facilities and one parcel of land that are currently held for sale.  At December 31, 2012, we also held other investments of approximately $47.3 million, consisting primarily of secured loans to third-party operators of our facilities.

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

2012 and Recent Highlights

Acquisition and Other Investments

See “Portfolio and Other Developments” below for a description of 2012 acquisitions and other investments.

$175 Million 7% Senior Notes due 2016 Tender Offer and Redemption

On March 5, 2012, we commenced a tender offer to purchase for cash any and all of our outstanding $175 million aggregate principal amount of 7% Senior Notes due 2016, or the 2016 Notes.  Pursuant to the terms of the tender offer, on March 19, 2012, we purchased $168.9 million aggregate principal amount of the 2016 Notes.  On March 27, 2012, pursuant to the terms of the indenture governing the 2016 Notes, we redeemed the remaining $6.1 million aggregate principal amount of the 2016 Notes at a redemption price of 102.333% of their principal amount, plus accrued and unpaid interest up to the redemption date.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below for detail.

Issuance of $400 Million 5.875% Senior Notes due 2024 and Exchange Offer

On March 19, 2012, we issued $400 million aggregate principal amount of our 5.875% Senior Notes due 2024, or the 2024 Notes.  The 2024 Notes mature on March 15, 2024 and pay interest semi-annually on March 15 and September 15 of each year, commencing on September 15, 2012.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below for detail.”

$245 Million Equity Shelf Program

On June 19, 2012, we entered into separate Equity Distribution Agreements (collectively, the “2012 Agreements”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”) to establish a $245 million Equity Shelf Program.  Under the terms of the 2012 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $245 million.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2012 Agreement.

For the year ended December 31, 2012, we issued 2.6 million shares under the 2012 ESP, at an average price of $24.10 per share, generating gross proceeds of approximately $63.6 million, before $1.3 million of commissions.  For the three months ended December 31, 2012, we did not issue shares under the 2012 ESP.  The proceeds of the sale of our common stock under the 2012 ESP were used for working capital and for general corporate purposes, including funding the recent investments described above.  As of December 31, 2012, we have approximately $181.4 million available for issuance under the 2012 ESP.

Termination of $140 Million Equity Shelf Program

On June 19, 2012, we terminated our $140 million Equity Shelf Program (the “2010 ESP”).  For the year ended December 31, 2012, we issued approximately 759,000 shares of our common stock under the 2010 ESP at an average price per share of $21.27, generating gross proceeds of approximately $16.1 million, before $0.3 million of commissions.

From inception of the 2010 ESP, through its termination in June 2012 in connection with the implementation of the 2012 ESP, we sold a total of 5.3 million shares of common stock under the 2010 ESP generating total gross proceeds of $114.9 million under the program, before $2.3 million of commissions.  As a result of the termination of the 2010 ESP, no additional shares were issued under the 2010 ESP.  The proceeds of the sale of our common stock under the 2010 ESP were used for working capital and for general corporate purposes.

HUD Mortgage Payoffs

On June 29, 2012, we paid approximately $11.8 million to retire four HUD mortgages that were assumed as part of the December 2011 acquisition.  The retirement of the four HUD mortgages resulted in a net gain of approximately $1.7 million.  The net gain included the write-off of approximately $1.8 million related to the unamortized fair value adjustment of the assumed debt as well as a prepayment fee of approximately $0.1 million.

$700 Million Unsecured Credit Facility

On December 6, 2012, we entered into a new $700 million unsecured credit facility, comprised of a $500 million senior unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured, deferred draw term loan facility (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).  The 2012 Credit Facilities replaced our previous $475 million senior unsecured revolving credit facility (the “2011 Credit Facility”).  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below for detail.

Dividends

On January 16, 2013, the Board of Directors declared a common stock dividend of $0.45 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 15, 2013 to common stockholders of record on January 31, 2013.

On February 15, 2012, May 15, 2012, August 15, 2012 and November 15, 2012, we paid dividends to our common stockholders in the per share amounts of $0.41, $0.42, $0.42 and $0.44, for stockholders of record on January 31, 2012, April 30, 2012, July 31, 2012 and October 31, 2012, respectively.

Portfolio and Other Developments

The partial expiration of certain Medicare rate increases and state cuts to Medicaid reimbursement rates has had an adverse impact on the revenues of the operators of nursing home facilities and could negatively impact some operators’ ability to satisfy their monthly lease or debt payment to us.  See “Item 1 Business - Government Regulation and Reimbursement” above for further discussion.  In several instances, we hold security deposits that can be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators seeking protection under the Bankruptcy Code.

Significant Lease Amendment – Genesis Healthcare

On December 1, 2012, Genesis Healthcare (“Genesis”), an existing operator to Omega, completed the purchase of Sun Healthcare Group (“Sun”), also an existing operator to Omega.  Prior to the purchase, Sun was our second largest tenant with $235 million in leased assets representing 40 facilities located in 10 states.  We leased the 40 facilities to Sun under a master lease with expiration dates in 2013 and 2017.  Prior to the purchase, we also had a master lease with Genesis covering approximately $122 million in leased assets representing 13 facilities located in 5 states.

In connection with the acquisition, on December 1, 2012, we entered into a new 53 facility master lease with Genesis expiring on December 31, 2025.  At December 31, 2012, Genesis was our largest tenant with $357 million in leased assets (approximately 11% of our total gross investments) located in 13 states.

2012 Acquisitions and Other Investments

Arizona and California Acquisitions

During the three-month period ended December 31, 2012, we completed the acquisition of approximately $203.4 million of new investments and leased them back to a new operator.  The investments involved two separate transactions to purchase 14 facilities (12 SNFs, one assisted living facility (“ALF”) and 1 combined SNF/ALF).  The combined transactions consisted of the assumption of approximately $71.9 million of HUD indebtedness and payment of $131.5 million in cash. The $71.9 million of assumed HUD debt is comprised of 8 HUD mortgage loans with a blended interest rate of 5.50% and maturities between April 2031 and February 2045. The 14 facilities, representing 1,830 operating beds, are located in California (10) and Arizona (4). The transaction involved several separate master lease agreements covering all 14 facilities.

Transaction 1 (First Closing):  On November 30, 2012, we purchased four Arizona facilities (2 SNFs, 1 ALF and 1 combined SNF/ALF) for an aggregate purchase price of $60.0 million.  The transaction consisted of the assumption of $27.6 million of indebtedness guaranteed by HUD and $32.4 million in cash.  The blended interest rate on the HUD indebtedness assumed for the Arizona facilities was 4.73%.  The four facilities were simultaneously leased back to a new operator under a new 12 year master lease.

We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $64.6 million consisting of land ($5.5 million), building and site improvements ($55.9 million), and furniture and fixture ($3.2 million).  We recorded approximately $4.6 million of fair value adjustment related to above market debt assumed based on the terms of comparable debt and other market factors.  We estimate amortization of the fair value adjustment related to the above market debt will average approximately $0.2 million per year for the next five years.  We have not recorded goodwill in connection with this transaction.

Transaction 2 (Second Closing):  In November 2012, we entered into a Purchase and Sales Agreement to purchase and then leaseback 10 California SNFs.  On November 30, 2012, we purchased five SNFs for approximately $70.2 million.  The five SNFs were then leased back to the new operator under a 12 year master lease.

We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $70.2 million consisting of land ($11.5 million), building and site improvements ($55.5 million), and furniture and fixture ($3.2 million).  We have not recorded goodwill in connection with this transaction.

Transaction 2 (Third Closing):  On December 31, 2012, we purchased the remaining five California SNFs for an aggregate purchase price of $72.2 million (net of purchase price reduction of approximately $1.0 million related to funds escrowed by the seller to reimburse us for costs associated with refinancing some of the assumed HUD debt).  The transaction consisted of the assumption of $44.3 million of HUD indebtedness and $28.9 million in cash.  The blended interest rate on the HUD indebtedness assumed for the five California facilities was 5.97%.  The five SNFs were then leased back to the new operator under new 12 year master leases.

We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $77.6 million consisting of land ($13.0 million), building and site improvements ($60.9 million), and furniture and fixture ($3.7 million).  We recorded approximately $5.4 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt and other market factors.  We estimate amortization of the fair value adjustment related to the above market debt will be approximately $0.3 million in 2013 and will average approximately $0.2 million per year from 2014 through 2017.  We have not recorded goodwill in connection with this transaction.

Indiana Acquisitions

In 2012 we completed four transactions in Indiana involving two existing operators and 34 facilities.  The following is a summary of the transactions:

Transaction 1:  On June 29, 2012, we purchased one SNF encompassing 80 operating beds in Indiana for approximately $3.4 million and leased the facility back to an existing operator under an existing master lease.  As of December 31, 2012, we allocated approximately $3.4 million consisting of land ($0.2 million), building and site improvements ($2.9 million), and furniture and fixture ($0.3 million).  We have not recorded goodwill in connection with this transaction.

Transaction 2:  On June 29, 2012, we purchased four facilities encompassing 383 operating beds in Indiana for approximately $21.7 million and leased the facilities to Health and Hospital Corporation.  As of December 31, 2012, we allocated approximately $21.7 million consisting of land ($1.9 million), buildings and site improvements ($18.4 million) and furniture and fixtures ($1.4 million). We have not recorded goodwill in connection with this transaction.

Transaction 3:  On August 31, 2012, we purchased 27 facilities (17 SNFs, four ALFs and six independent living facilities) totaling 2,892 operating beds in Indiana from an unrelated third party for approximately $203 million in cash and assumed a liability associated with the lease of approximately $13.9 million.  Simultaneous with the transaction, we also purchased one parcel of land for $2.8 million.  The purchase price of both (i) 27 facilities and (ii) the parcel of land were funded from cash on hand and borrowings from our credit facility.  The 27 facilities and land parcel were added to an existing master lease.  We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $219.7 million consisting of land ($16.1 million), building and site improvements ($189.2 million) and furniture and fixture ($14.4 million).  We have not recorded goodwill in connection with this transaction.

Transaction 4:  On December 31, 2012, we purchased two SNFs encompassing 167 operating beds in Indiana for approximately $9.5 million and leased these facilities back to an existing operator under a new consolidated master lease.  We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $9.5 million consisting of land ($0.6 million), building and site improvements ($8.0 million), and furniture and fixture ($0.9 million).  We have not recorded goodwill in connection with this transaction.

Michigan Acquisition and New Mortgage

On November 30, 2012, we completed $21.5 million of combined new investments with an existing operator and mortgagee.  The investments involved both a purchase and mortgage transaction related to two facilities and 231 operating beds.

Purchase Transaction – We purchased one ALF for $20 million from an unrelated third party and added it to an existing master lease with an existing operator.  The 171 operating bed ALF is located in Michigan.  We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $20.0 million consisting of land ($0.4 million), building and site improvements ($18.9 million), and furniture and fixture ($0.7 million).  We have not recorded goodwill in connection with this transaction.

Mortgage Transaction – We entered into a new $1.5 million first mortgage loan with an existing operator/mortgagee.  The mortgage is secured by a lien on one 60 operating bed SNF located in Michigan.

Texas Acquisition

On October 31, 2012, we purchased one SNF from an unrelated third party encompassing 90 operating beds in Texas for approximately $2.7 million and leased the facility to an existing operator.  We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $2.7 million consisting of land ($0.2 million), building and site improvements ($2.2 million), and furniture and fixture ($0.3 million).  We have not recorded goodwill in connection with this transaction.

Acquisition costs related to the above transactions were expensed as period costs.  For the year ended December 31, 2012, we expensed $0.9 million of acquisition related expenses.

2011 Acquisitions and New Investments

During the fourth quarter of 2011, we (i) completed two acquisitions, (ii) funded two new mortgages and (iii) funded a new working capital note.  The first acquisition was comprised of the purchase of four SNFs in Maryland and West Virginia; the second acquisition was comprised of the purchase/leaseback of 17 SNFs in five states, including Arkansas, Colorado, Florida, Michigan and Wisconsin.  Acquisition costs related to the two acquisitions was approximately $1.2 million in 2011 and was expensed.  In addition, we funded two new mortgages to two operators covering a total of 16 SNFs and closed a new note with an existing operator.  The following is summary of the transactions and other investments:

2011 First Acquisition (Maryland and West Virginia) and New Mortgage

During the fourth quarter of 2011, we completed $86 million of combined new investments with two new operators.  The combined transaction consisted of $56 million in cash and $30 million in assumed HUD indebtedness, with a combined initial annual yield of approximately 10%.  The investments involved a purchase / lease back transaction and a mortgage transaction.  The combined transaction consists of 7 facilities and 938 operating beds.

Purchase / Lease Back Transaction

We purchased four SNFs located in Maryland (3) and West Virginia (1), totaling 586 beds for a total investment of $61 million, including approximately $1 million to complete renovations at one facility.  The consideration consisted of $31 million in cash and the assumption of $30 million in HUD – indebtedness, which bears an interest rate of 4.87% (weighted-average) and matures between March 2036 and September 2040.

We completed our fair value allocation in 2012.  We allocated approximately $62.7 million consisting of land ($4.4 million), buildings and site improvements ($55.0 million) and furniture and fixtures ($3.3 million).  We funded approximately $1.3 million in renovation costs for one of the facilities acquired in connection with this transaction and completed the renovation during the third quarter of 2012.  We recorded approximately $3.0 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.2 million per year over the next five years. We have not recorded goodwill in connection with this transaction.

2011 First Mortgage Transaction

We entered into a first mortgage loan with a new operator in the amount of $25 million secured by a lien on three SNFs, totaling 352 operating beds, all located in Maryland.  The mortgage currently bears interest at 12% and increases to 13.5% in year 7.

2011 Second Acquisition (Arkansas, Colorado, Florida, Michigan and Wisconsin)

On December 23, 2011, we purchased 17 SNFs and leased them back to a new operator, for an aggregate purchase price of $128 million.  The acquisition consisted of the assumption of $71.3 million of indebtedness guaranteed by HUD and $56.7 million in cash.

The $71.3 million of assumed HUD debt was comprised of 15 HUD mortgage loans with a blended interest rate of 5.70% and maturities between October 2029 and July 2044.

The 17 SNFs, representing 1,820 operating beds, are located in Arkansas (12), Colorado (1), Florida (1), Michigan (2) and Wisconsin (1). The purchase/leaseback transaction involved two separate master lease agreements covering all 17 SNFs.

We completed our fair value allocation in 2012.  We allocated approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We have not recorded goodwill in connection with this transaction.

2011 Second Mortgage Transaction

On November 14, 2011, we entered into a $92.0 million new first mortgage loan with affiliates of Ciena.  The loan is secured by 13 SNFs located in Michigan, which operate a total of 1,421 beds.  The term of the mortgage is 10 years and it bears an initial interest rate of 11% with fixed escalators in years 4 and 7.  The mortgage is cross-defaulted with existing investments with affiliates of Ciena.

2011 Funding of New Note

In December 2011, we entered into a five year $28.0 million loan agreement with an existing operator.  The loan bears interest at 10% per annum.  In 2012, we received $1.5 million in principal payments related to the loan.

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

The 40 facilities represent 5,264 operating beds located in 12 states, and are part of 15 in-place triple net leases among 12 operators.  The 12 leases generate approximately $31 million of annualized revenue.

We allocated approximately $282.0 million consisting of land ($22.5 million), building and site improvements ($241.9 million) and furniture and fixtures ($17.6 million).  We allocated approximately $9.5 million to in-place above market leases assumed at the first closing and approximately $19.8 million to in-place below market leases assumed at the first closing.  In 2010, 2011 and 2012, net amortization associated with net in-place below market leases assumed at the first closing was approximately $1.4 million, $1.3 million and $1.2 million, respectively.

As of December 31, 2012, we estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the December 22, 2009 acquisition as follows (in millions):

1 year	1-3 years	3-5 years	Thereafter
$1.2	$2.1	$1.7	$1.8

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

●	$65 million in cash;

●
$202 million face value of assumed debt, which includes $20 million of 9.0% unsecured debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $129 million of new HUD Debt at a 4.85% annual interest rate maturing between January 2040 and January 2045; and

●	995 thousand shares of our common stock valued at approximately $19 million on June 29, 2010.

The 40 facilities represent 4,882 operating beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

We allocated approximately $313.3 million consisting of land ($32.3 million), building and site improvements ($264.1 million) and furniture and fixtures ($16.9 million).  We allocated approximately $4.9 million to in-place above market leases assumed and approximately $24.1 million to in-place below market leases assumed at the HUD portfolio closing.  In 2010, 2011 and 2012, net amortization associated with net in-place below market leases assumed at the HUD portfolio closing was approximately $1.9 million, $3.5 million and $3.2 million, respectively.

As of December 31, 2012, we estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 29, 2010 acquisition as follows (in millions):

1 year	1-3 years	3-5 years	Thereafter
$2.9	$5.1	$0.9	$1.7

In addition, we recorded approximately $22.5 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  In 2010, 2011 and 2012, we amortized approximately $0.7 million, $1.4 million and $1.3 million for the fair value adjustment, respectively.  We estimate amortization will average approximately $1.2 million per year for the next five years.  We did not record goodwill in connection with this transaction.

Option Exercise and Closing

On April 20, 2010, we provided notice of our intent to exercise our Option to acquire CapitalSource entities owning 63 facilities.  On June 9, 2010, we completed our purchase of the 63 CapitalSource facilities for an aggregate purchase price of approximately $293 million in cash.  The total purchase price including the purchase option deposit was $318 million.

The 63 facilities represent 6,607 operating beds located in 19 states, and are part of 30 in-place triple net leases among 18 operators. The 30 leases generate approximately $34 million of annualized revenue.

We allocated approximately $328.9 million consisting of land ($35.8 million), building and site improvements ($276.0 million) and furniture and fixtures ($17.1 million).  We allocated approximately $8.2 million to in-place above market leases assumed and approximately $18.8 million to in-place below market leases assumed at the Option portfolio closing.  In 2010, 2011 and 2012, net amortization associated with net in-place below market leases assumed at the Option portfolio closing was approximately $0.7 million, $1.3 million and $0.9 million, respectively.

As of December 31, 2012, we estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 9, 2010 acquisition as follows:

1 year	1-3 years	3-5 years	Thereafter
$1.0	$2.4	$1.9	$2.5

We did not record goodwill in connection with this transaction.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our audited consolidated financial statements and accompanying notes.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Operating Revenues

Our operating revenues for the year ended December 31, 2012, were $350.5 million, an increase of $58.3 million over the same period in 2011.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2012:

●
Rental income was $314.6 million, an increase of $41.1 million over the same period in 2011.  The increase was primarily due to: (i) $189 million of fourth quarter 2011 acquisitions; and (ii) new investment made during 2012.

●
Mortgage interest income totaled $30.4 million, an increase of $14.2 million over the same period in 2011.  The increase was primarily due to (i) a $92.0 million first mortgage loan that we entered with an operator in November 2011 and (ii) a $25.0 million first mortgage loan that we entered with a new operator in October 2011.

●
Other investment income totaled $4.8 million, an increase of $2.7 million over the same period in 2011.  The increase was primarily the result of a $28.0 million term loan that we entered with an existing operator in the fourth quarter of 2011.

●	Miscellaneous revenue was $0.7 million, an increase of $0.3 million over the same period in 2011.

Operating Expenses

Operating expenses for the year ended December 31, 2012, were $135.5 million, a decrease of approximately $18.9 million over the same period in 2011.  Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2012:

●
Our depreciation and amortization expense was $113.0 million for the year ended December 31, 2012, compared to $100.3 million for the same period in 2011.  The increase is primarily due to (i) a full year of depreciation related to the fourth quarter 2011 acquisitions and (ii) additional depreciation associated with the 2012 new investments and capital renovation and improvement program.

●
Our general and administrative expense, excluding stock-based compensation expense, was $15.4 million, compared to $13.4 million for the same period in 2011.  The increase was primarily due to increased costs associated with acquisitions, including payroll and tax related expenses.

●
Our stock-based compensation expense was $5.9 million, a decrease of $95 thousand over the same period in 2011.  The decrease was primarily due to a reduction in the fair value of the shares issued in 2012 compared to 2011 for the annual portion of the Company’s stock plan.

●
In 2012, provision for impairment was $0.3 million, compared to $26.3 million for the same period in 2011.  During the first quarter of 2012, we recorded a $0.3 million impairment charge to reduce the carrying value of two SNFs to their estimated fair value. The $26.3 million provision of impairment recorded in 2011 was primarily the result of (i) $24.4 million impairment on four Connecticut properties that we closed during the year and (ii) three other facilities.  In 2012, we sold five of these seven properties.

●
No provision for uncollectible mortgages, notes and accounts receivable was recorded in 2012, compared to $6.4 million for the same period in 2011.  The $6.4 million recorded in 2011 was related to the write-off of Formation Capital, LLC (“Formation”) straight line rent of $1.1 million and lease inducement of $3.0 million during the second quarter of 2011.  In addition, during the fourth quarter of 2011, we recorded a $2.3 million write-off associated with our Formation working capital note.

●
No nursing home expenses of owned and operated assets were recorded in 2012, compared to $0.7 million for the same period in 2011.  The decrease was due to the deconsolidation of two owned and operated facilities effective June 1, 2010.  The 2011 cost relates to run-off costs.

Other Income (Expense)

For the year ended December 31, 2012, total other expenses were $106.1 million, an increase of approximately $19.2 million over the same period in 2011.  The increase in interest expense of approximately $14.4 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred (i) to finance the fourth quarter of 2011 new investments and (ii) to finance the 2012 new investments.  In 2012, we recorded $7.9 million of net interest refinancing costs.  The refinancing costs included $7.1 million in costs related to the tender and redemption of our $175 million of 7% Senior Notes due 2016, and $2.5 million related to the write-off of deferred financing costs associated with the termination of the $475 million 2011 Credit Facility; offset by a gain associated with the early retirement of $11.8 million in HUD indebtedness.  The net gain of $1.7 million included the write-off of approximately $1.8 million of unamortized fair value adjustment of assumed debt as well as a prepayment fee of approximately $0.1 million.  The $3.1 million 2011 refinancing related costs related to the write-off of deferred financing costs associated with the termination of the $320 million 2010 Credit Facility.

2012 Taxes

Because we qualify as a REIT, we generally are not subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2012, we made common dividend payments of $182.2 million to satisfy REIT requirements relating to qualifying income.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2012 of $1.1 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2012 was $120.7 million compared to $52.6 million for the same period in 2011.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2012, was $222.2 million, compared to $172.5 million for the same period in 2011.

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

The following table presents our FFO results for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Net income available to common	$120,698	$47,459
Deduct gain from real estate dispositions	(11,799)	(1,670)
	108,899	45,789
Elimination of non-cash items included in net income:
Depreciation and amortization	112,983	100,337
Add back impairments on real estate properties	272	26,344
Funds from operations available to common stockholders	$222,154	$172,470

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Operating Revenues

Our operating revenues for the year ended December 31, 2011, were $292.2 million, an increase of $33.9 million over the same period in 2010.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2011:

●
Rental income was $273.5 million, an increase of $40.7 million over the same period in 2010.  The increase was primarily due to: (i) the June 2010 CapitalSource acquisitions; and to a lesser degree (ii) the fourth quarter of 2011 acquisitions and (iii) new lease amendments and the impact of incremental revenue associated with capital expenditures.

●
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

●
Other investment income totaled $2.1 million, a decrease of $1.9 million over the same period in 2010.  The decrease was primarily the result of the $1.2 million income received from two mortgage-backed notes that were retired during the second quarter of 2010 and a reduction in the weighted average balance of notes outstanding, due in part, to loan repayment.

●
Miscellaneous revenue was $0.3 million, a decrease of $3.5 million over the same period in 2010.  The decrease was primarily due to a $3.7 million settlement with one of our prior operators in February 2010 for breach of contract related to failure to pay rent.

●
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

Operating Expenses

Operating expenses for the year ended December 31, 2011, were $154.4 million, an increase of approximately $45.0 million over the same period in 2010.  Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2010:

●
Our depreciation and amortization expense was $100.3 million, compared to $84.6 million for the same period in 2010.  The increase is primarily due to (i) the CapitalSource acquisitions in June 2010; and to a lesser degree (ii) the fourth quarter of 2011 acquisitions and (iii) additional capital renovation and improvement program throughout 2010 and 2011, partially offset by a reduction in depreciation expense associated with the impairments of the Connecticut facilities, the Murphy Healthcare III, LTC property and the Health and Hospital Corporation property.

●
Our general and administrative expense, excluding stock-based compensation expense was $13.4 million, compared to $12.8 million for the same period in 2010.  The increase was primarily due to increased costs associated with the closed Connecticut facilities.

●	Our stock-based compensation expense was $6.0 million, an increase of $3.8 million over the same period in 2010. The increase was primarily due to a new 2011 restricted stock grant for the employees.

●
In 2011, we recorded $26.3 million of provision for impairment, compared to $0.2 million for the same period in 2010.  The $26.3 million provision of impairment in 2011 primarily resulted from (i) a $24.4 million impairment on four closed Connecticut properties and (ii) three other facilities that have been or will be closed.

●
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

●
Nursing home expenses of owned and operated assets was $0.6 million, a decrease of $7.3 million over the same period in 2010.  The decrease was due to the deconsolidation of two owned and operated facilities effective June 1, 2010.  The 2011 cost relates to run-off costs.

Other Income (Expense)

For the year ended December 31, 2011, total other expenses were $86.9 million, a decrease of approximately $3.6 million over the same period in 2010.  The increase in interest expense of approximately $13.8 million was primarily due to an increase in borrowings outstanding, including debt assumed or incurred to finance the CapitalSource acquisitions in 2010, the fourth quarter of 2011 acquisitions and to fund the two new mortgages.  This was offset by (i) a decrease of $16.4 million in refinancing related costs which included (a) the write-off of $3.5 million during the second quarter of 2010 associated with the termination of our $200 million 2009 Credit Facility, (b) the write-off of $2.2 million during the fourth quarter of 2010 associated with the termination of our $100 million GECC loan and payment of a $3.0 million prepayment penalty premium, and (c) a penalty payment and costs of approximately $8.2 million and the write-off of approximately $2.6 million during the fourth quarter of 2010 associated with the tender offer and retirement of our outstanding $310 million 7% Senior Notes due 2014, as compared to the write-off of $3.1 million during 2011 associated with the termination of the $320 million 2010 Credit Facility and (ii) a decrease of $1.1 million in amortization of deferred financing costs related to: (a) the termination of the $200 million 2009 Credit Facility, (b) the $100 million GECC term loan payoff in October 2010 and (c) the redemption of our outstanding $310 million senior notes in December 2010.

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

Funds From Operations

Our FFO available to common stockholders (“FFO”), for the year ended December 31, 2011, was $172.5 million, compared to $134.1 million for the same period in 2010.

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

Liquidity and Capital Resources

At December 31, 2012, we had total assets of $3.0 billion, stockholders’ equity of $1.0 billion and debt of $1.8 billion, with such debt representing approximately 64.3% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2012.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$1,788,711	$5,251	$11,385	$270,677	$1,501,398
Interest payments on long-term debt	1,130,583	102,191	203,497	198,601	626,294
Operating lease obligations	24,595	2,562	5,150	5,186	11,697
Total	$2,943,889	$110,004	$220,032	$474,464	$2,139,389

(1)
The $1.8 billion of debt outstanding includes (i) $158.0 million in borrowings under the $500 million unsecured revolving credit facility (the “2012 Revolving Credit Facility”) due in December 2016; (ii) $100 million unsecured, deferred draw term loan facility (the “2012 Term Loan Facility”) due in December 2017; (iii) $200 million aggregate principal amount of 7.5% Senior Notes due February 2020; (iv) $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, (v) $400 million of 5.875% Senior Notes due March 2024; (vi) $20 million of 9.0% subordinated debt maturing in December 2021; (vii) $51 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040; (viii) $125 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045; (ix) $59 million of HUD debt at a 5.55% weighted average annual interest rate maturing July 2044; (x) $29 million of HUD debt at a 4.87% weighted average annual interest rate maturing between March 2036 and September 2040; (xi) $28 million of HUD debt at a 4.73% weighted average annual interest rate maturing between February 2040 and February 2045 and (xii) $44 million of HUD debt at a $5.97% weighted average annual interest rate maturing between April 2031 and March 2041.

Financing Activities and Borrowing Arrangements

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

The redemption resulted in approximately $7.1 million of redemption related costs and write-offs, including $4.5 million in payments made to bondholders for early redemption, $2.2 million of write-offs associated with unamortized deferred financing costs and $0.4 million of expenses associated with the tender and redemption.

Issuance of $400 Million 5.875% Senior Notes due 2024 and Exchange Offer

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

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our 2011 Credit Facility.  As December 31, 2012, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $597.9 million of our total assets.

On August 15, 2012, we commenced an offer to exchange $400 million of our 5.875% Senior Notes due 2024 for all of the 2024 Notes.  All $400 million outstanding aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of September 20, 2012, pursuant to the terms of the exchange offer.  The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes were registered under the Securities Act of 1933 and the provisions of the Initial Notes relating to transfer restrictions, registration rights and additional interest will not apply to the Exchange Notes.

$245 Million Equity Shelf Program

On June 19, 2012, we entered into separate Equity Distribution Agreements (collectively, the “2012 Agreements”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”) to establish a $245 million Equity Shelf Program.  Under the terms of the 2012 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $245 million.  Sales of the shares will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2012 Agreement.

For the twelve months ended December 31, 2012, we issued 2.6 million shares under the 2012 ESP, at an average price of $24.10 per share, generating gross proceeds of approximately $63.6 million, before $1.3 million of commissions.  For the three months ended December 31, 2012, we did not issue shares under the 2012 ESP.  The proceeds of the sale of our common stock under the 2012 ESP were used for working capital and for general corporate purposes, including funding the recent investments described above.  As of December 31, 2012, we have approximately $181.4 million available for issuance under the 2012 ESP.

Termination of $140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements (the “2010 ESP Agreements”) to sell shares of our common stock from time to time having an aggregate gross sales price of up to $140 million (the “2010 ESP”) with various financial institutions, each as sales agents and/or principal.  On June 19, 2012, we terminated our $140 million 2010 ESP.

For the year ended December 31, 2012, we issued approximately 759,000 shares of our common stock under the 2010 ESP at an average price per share of $21.27, generating gross proceeds of approximately $16.1 million, before $0.3 million of commissions.  For the year ended December 31, 2011, 1.4 million shares of our common stock were issued through the 2010 ESP for net proceeds of approximately $31.4 million, net of $0.6 million of commissions.  For the year ended December 31, 2010, 3.1 million shares of our common stock were issued through the 2010 ESP for approximately $65.4 million, net of $1.3 million of commissions.

Since inception of the 2010 ESP, we have sold a total of 5.3 million shares of common stock generating total gross proceeds of $114.9 million under the program, before $2.3 million of commissions.  As a result of the termination of the 2010 ESP, no additional shares were issued under the 2010 ESP.  The proceeds of the sale of our common stock were used for working capital and for general corporate purposes.

HUD Mortgage Payoffs

On June 29, 2012, we paid approximately $11.8 million to retire four HUD mortgages that were assumed as part of the December 2011 acquisition.  The retirement of the four HUD mortgages resulted in a net gain of approximately $1.7 million.  The net gain included the write-off of approximately $1.8 million the unamortized fair value adjustment of the assumed debt as well as a prepayment fee of approximately $0.1 million.

New Assumed HUD Mortgage Debt

In connection with the fourth quarter acquisitions, we assumed $71.9 million of HUD indebtedness with maturity dates range from April 2031and February 2045.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $10.1 million more than the face value of the debt assumed.  We will amortize the fair value adjustment utilizing the effective interest method from the date of assumption.  As of December 31, 2012, the assumed debt balance including the fair value adjustment was $81.9 million.

Prior $475 million Unsecured Revolving Credit Facility

On December 6, 2012, we terminated our $475 million 2011 Credit Facility and recorded a non-cash charge of approximately $2.5 million relating to the write-off of deferred financing costs associated with the termination of the 2011 Credit Facility.

Current $700 Million Unsecured Credit Facility

On December 6, 2012, concurrent with the termination of our 2011 Credit Facility, we entered into a new $700 million unsecured credit facility, comprised of a $500 million senior unsecured revolving credit facility (the “2012 Revolving Credit Facility”) and a $200 million unsecured, deferred draw term loan facility (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”). The 2012 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity by an additional $300 million, for a maximum aggregate commitment of $1 billion.

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).  At December 31, 2012, we had $158 million in borrowings outstanding under the 2012 Revolving Credit Facility. The 2012 Revolving Credit Facility matures in four years, on December 6, 2016, with an option by us to extend the maturity one additional year.

The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  At December 31, 2012, we had $100 million in borrowings outstanding under the 2012 Term Loan Facility.  We have until April 5, 2013 to borrow the full $200 million under the 2012 Term Loan Facility.  The 2012 Term Loan Facility matures in five years, on December 6, 2017.

The Credit Agreement governing the 2012 Credit Facilities (the “2012 Credit Agreement”) contains customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of our capital stock if a default or event of default exists; and maintenance of REIT status. In addition, the 2012 Credit Agreement contains financial covenants, including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions.

At December 31, 2012, we had a total of $258.0 million outstanding under the 2012 Credit Facilities, and no letters of credit outstanding, leaving availability of $442.0 million.  For the year ended December 31, 2012, the weighted average interest rate was 1.81% for borrowings under our 2012 Credit Facilities.

As of December 31, 2011 and 2012, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

In addition, our 2012 Credit Agreement has certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreement, unless a greater distribution is required to maintain REIT status.  Solely for purposes of the credit agreement, FFO is defined as net income (or loss) plus depreciation and amortization, adjusted to take into account our interests in unconsolidated partnerships and joint ventures, and further adjusted to exclude gains or losses resulting from: (i) restructuring our debt; (ii) sales of property; (iii) sales or redemptions of preferred stock; (iv) revenue or expenses related to owned and operated assets; (v) revenues or expenses related to FIN 46 consolidation requirements, (vi) cash litigation charges up to $10.0 million over the term of the credit agreement; (vii) non-cash charges associated with the write-down of accounts due to straight-line rent; (viii) other non-cash charges for accounts and notes receivable up to $20.0 million over the term of the credit agreement; (ix) certain non-cash compensation related expenses; (x) non-cash real property impairment charges; (xi) non-cash charges associated with the sale or settlement of derivative instruments; and (xii) charges related to acquisition deal-related costs.

In 2012, we paid dividends of $1.69 per share of common stock and a total of $182.2 million in dividends to common stockholders.

Common Dividends

On January 16, 2013, the Board of Directors declared a common stock dividend of $0.45 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 15, 2013 to common stockholders of record on January 31, 2013.

On October 17, 2012, the Board of Directors declared a common stock dividend of $0.44 per share, increasing the quarterly common dividend by $0.02 per share, or 4.8% over the previous quarter, which was paid November 15, 2012 to common stockholders of record on October 31, 2012.

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

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2012 Credit Facility and expected proceeds from mortgage payoffs are more than adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $1.7 million as of December 31, 2012, an increase of $1.4 million as compared to the balance at December 31, 2011.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $208.3 million for the year ended December 31, 2012, as compared to $169.8 million for the same period in 2011, an increase of $38.5 million.  The increase was primarily due to: (i) the full year impact of rental revenue from the fourth quarter 2011 acquisitions and the 2012 acquisitions and (ii) the placement of additional mortgages, offset by additional interest associated with financing the acquisition and new mortgages.

Investing Activities – Net cash flow from investing activities was an outflow of $390.7 million for year ended December 31, 2012, as compared to an outflow of $257.6 million for the same period in 2011.  The $133.1 million increase in cash outflow from investing activities relates primarily to the change in acquisition activities.  During the year ended December 31, 2011, we acquired $86.7 million real estate facilities, placed five mortgage and construction-to-permanent mortgage loans for approximate $130.0 million, invested $19.6 million in capital improvement projects and had net cash outflow from other investments of $26.5 million.  During the year ended December 31, 2012, we acquired $396.6 million real estate facilities, placed $12.0 million in new mortgages, invested $29.4 million in capital improvement projects and had net cash inflow from other investments of $5.6 million along with $12.7 million of cash collected on principal mortgage payments.  In 2012, we also had an increase in cash inflows from the sale of real estate over 2011 of $23.9 million.

Financing Activities – Net cash flow from financing activities was an inflow of $183.8 million for the year ended December 31, 2012, as compared to an inflow of $81.3 million for the same period in 2011.  The $102.5 million increase in cash inflow from financing activities was primarily a result of: (i) net proceeds of $400 million from our 5.875% Senior Notes due 2024 issued in March 2012; (ii) net proceeds of $111.9 million from our dividend reinvestment plan in 2012 as compared to $59.1 million in 2011; (iii) net proceeds of $77.6 million from our common stock issued through our Equity Shelf Program in 2012 as compared to $31.2 million 2011.  Offsetting these increases were (i) a $188.1 million change in payments of long term borrowings including (a) $175.0 million tender offer and redemption payments for our outstanding $175 million 2016 Notes in March 2012, (b) $11.7 million early retirement of four HUD mortgages in June 2012 and (c) $4.0 million in routine HUD debt principal payments in 2012 as compared to $2.6 million in 2011; (ii) an increase in payment of $12.8 million related to deferred financing costs and refinancing costs primarily associated with (a) the issuance of our $400 million 5.875% Senior Notes due 2024 in March 2012, (b) the tender offer and redemption of our outstanding $175 million 2016 Notes in March 2012, (c) a prepayment penalty related to the early retirement of four HUD mortgages in June 2012 and (d) the issuance of our $700 million 2012 Credit Facilities in December 2012; (iii) an increase in dividend payments of $20.3 million related to an increase in number of shares outstanding and an increase of $0.14 per share in the common dividends; (iv) a net payment of $14.5 million on our credit facility during the twelve months of 2012 as compared to net proceeds of $272.5 million for the same period in 2011; (v) the impact of the $108.6 million preferred stock redemption in the first quarter of 2011 and (vi) $2.9 million repurchase of our common stock in 2011 under our $100 million Stock Repurchase Program.

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

We have identified three significant accounting policies that we believe are critical accounting policies.  These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant assumptions, judgments and estimates.  With respect to these critical accounting policies, we believe the application of judgments and assessments is consistently applied and produces financial information that fairly presents the results of operations for all periods presented.  The four critical accounting policies are:

Revenue Recognition and Allowance for Doubtful Accounts

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

For the years ended December 31, 2012, 2011, and 2010, we recognized impairment losses of $0.3 million, $26.3 million and $0.2 million, respectively.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.

Loan Impairment

Management evaluates our outstanding loans and notes receivable.  When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows.  In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the collateral.  The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

We account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans for which no impairment reserves were recorded because the net present value of the discounted cash flows and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loans.  Under the cost recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to interest income.  As of December 31, 2012 and 2011, we had loan loss reserve totaling $2.0 million and $2.0 million, respectively.  In 2011, we recorded provisions for loan losses of $2.3 related to a working capital note.  In 2010 and 2012, we did not record provisions for loan losses or charges-offs related to our mortgage or note receivable portfolios.  For additional information see “Note 5 – Mortgage Notes Receivable” and “Note 6 – Other Investments.”

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

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2012 includes our credit facility. The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes -The fair value of the senior unsecured notes is estimated by discounting the future cash flows using the current borrowing rate available for the similar debt.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2012 was approximately $2.1 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $139 million at December 31, 2012.  The estimated fair value of our total long-term borrowings at December 31, 2011 was approximately $1.6 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $91 million at December 31, 2011.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.  The summary of unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 is included in “Note 17” to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2012, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm’s attestation report is included in our 2012 financial statements under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-45
Schedule IV – Mortgage Loans on Real Estate	F-46

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

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 28, 2013

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2012	2011

ASSETS
Real estate properties
Land and buildings	$3,038,553	$2,537,039
Less accumulated depreciation	(580,373)	(470,420)
Real estate properties – net	2,458,180	2,066,619
Mortgage notes receivable – net	238,621	238,675
	2,696,801	2,305,294
Other investments – net	47,339	52,957
	2,744,140	2,358,251
Assets held for sale – net	1,020	2,461
Total investments	2,745,160	2,360,712

Cash and cash equivalents	1,711	351
Restricted cash	36,660	34,112
Accounts receivable – net	125,180	100,664
Other assets	73,294	61,473
Total assets	$2,982,005	$2,557,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$258,000	$272,500
Secured borrowings	366,538	303,610
Unsecured borrowings – net	1,200,394	975,290
Accrued expenses and other liabilities	145,744	127,428
Total liabilities	1,970,676	1,678,828

Stockholders’ equity:
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 112,393 shares as of December 31, 2012 and 103,410 as of December 31, 2011	11,239	10,341
Common stock – additional paid-in-capital	1,664,855	1,471,381
Cumulative net earnings	754,128	633,430
Cumulative dividends paid	(1,418,893)	(1,236,668)
Total stockholders’ equity	1,011,329	878,484
Total liabilities and stockholders’ equity	$2,982,005	$2,557,312

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues
Rental income	$314,592	$273,517	$232,772
Mortgage interest income	30,446	16,274	10,391
Other investment income – net	4,760	2,070	3,936
Miscellaneous	662	343	3,886
Nursing home revenues of owned and operated assets	-	-	7,336
Total operating revenues	350,460	292,204	258,321
Expenses
Depreciation and amortization	112,983	100,337	84,623
General and administrative	21,330	19,432	15,054
Acquisition costs	909	1,204	1,554
Impairment on real estate properties	272	26,344	155
Provisions for uncollectible mortgages, notes and accounts receivable	-	6,439	-
Nursing home expenses of owned and operated assets	-	653	7,998
Total operating expenses	135,494	154,409	109,384

Income before other income and expense	214,966	137,795	148,937
Other income (expense)
Interest income	29	40	105
Interest expense	(95,527)	(81,154)	(67,340)
Interest – amortization of deferred financing costs	(2,649)	(2,674)	(3,780)
Interest – refinancing costs	(7,920)	(3,071)	(19,482)
Total other expense	(106,067)	(86,859)	(90,497)

Income before gain (loss) on assets sold	108,899	50,936	58,440
Gain (loss) on assets sold – net	11,799	1,670	(4)
Net income	120,698	52,606	58,436
Preferred stock dividends	-	(1,691)	(9,086)
Preferred stock redemption	-	(3,456)	-
Net income available to common stockholders	$120,698	$47,459	$49,350

Income per common share available to common stockholders:
Basic:
Net income	$1.12	$0.46	$0.52
Diluted:
Net income	$1.12	$0.46	$0.52

Weighted-average shares outstanding, basic	107,591	102,119	94,056
Weighted-average shares outstanding, diluted	108,011	102,177	94,237

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Common Stock Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Total

Balance at December 31, 2009 (88,266 common shares)	$108,488	$8,827	$1,157,931	$522,388	$(932,407)	$865,227
Issuance of common stock:
Grant of restricted stock (13 shares at $20.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	2,180	—	—	2,180
Vesting of restricted stock (grants 112 shares)	—	11	(2,119)	—	—	(2,108)
Dividend reinvestment and stock purchase plan (2,961 shares at $20.45 per share)	—	296	60,215	—	—	60,511
Exercised options (15 shares at an average exercise price of $6.12 per share)	—	1	88	—	—	89
Grant of stock as payment of directors fees (7 shares at an average of $20.07 per share)	—	1	149	—	—	150
Equity Shelf Program (6,865 shares at $20.74 per share, net of issuance costs)	—	687	138,094	—	—	138,781
Issuance of common stock for acquisition (995 shares at $19.80 per share)	—	99	19,594	—	—	19,693
Net income	—	—	—	58,436	—	58,436
Common dividends ($1.37 per share)	—	—	—	—	(129,807)	(129,807)
Preferred dividends (Series D of $2.09 per share)	—	—	—	—	(9,086)	(9,086)

Balance at December 31, 2010 (99,233 common shares)	108,488	9,923	1,376,131	580,824	(1,071,300)	1,004,066
Issuance of common stock:
Grant of restricted stock (13 shares at $22.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	5,984	—	—	5,984
Vesting of restricted stock (grants 68 shares)	—	7	(1,261)	—	—	(1,254)
Dividend reinvestment plan (2,853 shares at $20.78 per share)	—	285	58,833	—	—	59,118
Grant of stock as payment of directors fees (8 shares at an average of $19.43 per share)	—	1	149	—	—	150
Equity Shelf Program (1,419 shares at $22.61 per share, net of issuance costs)	—	142	31,068	—	—	31,210
Common stock repurchase (183 shares at $15.96 per share)	—	(18)	(2,910)	—	—	(2,928)
Preferred stock redemption	(108,488)	—	3,388	—	(3,456)	(108,556)
Net income	—	—	—	52,606	—	52,606
Common dividends ($1.55 per share)	—	—	—	—	(158,707)	(158,707)
Preferred dividends (Series D of $0.74 per share)	—	—	—	—	(3,205)	(3,205)

Balance at December 31, 2011 (103,410 common shares)	—	10,341	1,471,381	633,430	(1,236,668)	878,484
Issuance of common stock:
Grant of restricted stock to company executives (428 shares)	—	43	(43)	—	—	—
Grant of restricted stock to company directors (13 shares at $20.29 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	5,880	—	—	5,880
Vesting of restricted stock to company executives, net of tax withholdings (72 shares)	—	7	(1,247)	—	—	(1,240)
Dividend reinvestment plan (5,063 shares at $22.11 per share)	—	506	111,408	—	—	111,914
Grant of stock as payment of directors fees (9 shares at an average of $22.17 per share)	—	1	199	—	—	200
Equity Shelf Program (3,398 shares at $23.47 per share, net of issuance costs)	—	340	77,278	—	—	77,618
Net income	—	—	—	120,698	—	120,698
Common dividends ($1.69 per share)	—	—	—	—	(182,225)	(182,225)

Balance at December 31, 2012 (112,393 common shares)	$—	$11,239	$1,664,855	$754,128	$(1,418,893)	$1,011,329

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities
Net income	$120,698	$52,606	$58,436
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,983	100,337	84,623
Impairment on real estate properties	272	26,344	155
Provisions for uncollectible mortgages, notes and accounts receivable	—	6,439	—
Amortization of deferred financing and refinancing costs	10,569	5,745	23,262
Restricted stock amortization expense	5,942	6,037	2,211
(Gain) loss on assets sold – net	(11,799)	(1,670)	4
Amortization of acquired in-place leases – net	(5,312)	(6,088)	(3,968)
Other	(663)	(150)	(93)
Gain on sale of securities	—	—	(789)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(246)	(1,463)	(45)
Straight-line rent	(25,404)	(12,560)	(11,210)
Lease inducement	3,369	3,380	(6)
Effective yield receivable on mortgage notes	(2,235)	(1,341)	—
Other operating assets and liabilities	97	(7,601)	2,762
Operating assets and liabilities for owned and operated properties	—	(244)	2,221
Net cash provided by operating activities	208,271	169,771	157,563

Cash flow from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(396,623)	(86,704)	(343,180)
Placement of mortgage loans	(11,969)	(130,042)	(20,657)
Proceeds from sale of real estate investments	29,023	5,150	81
Capital improvements and funding of other investments	(29,436)	(19,597)	(36,025)
Proceeds from other investments	15,355	6,983	21,324
Investments in other investments	(9,737)	(33,504)	(16,436)
Collection of mortgage principal – net	12,684	74	78
Net cash used in investing activities	(390,703)	(257,640)	(394,815)

Cash flow from financing activities
Proceeds from credit line borrowings	712,000	569,000	385,000
Payments of credit line borrowings	(726,500)	(296,500)	(479,100)
Receipts of other long-term borrowings	400,000	—	779,770
Payments of other long-term borrowings	(190,686)	(2,593)	(470,478)
Payments of financing related costs	(17,124)	(4,305)	(31,579)
Receipts from Dividend Reinvestment Plan – net	111,914	59,118	60,511
Payments for exercised options and restricted stock – net	(1,240)	(1,254)	(2,019)
Net proceeds from issuance of common stock	77,618	31,210	138,781
Dividends paid	(182,190)	(161,893)	(138,883)
Repurchase of common stock	—	(2,928)	—
Redemption of preferred stock	—	(108,556)	—
Net cash provided by financing activities	183,792	81,299	242,003

Increase (decrease) in cash and cash equivalents	1,360	(6,570)	4,751
Cash and cash equivalents at beginning of year	351	6,921	2,170
Cash and cash equivalents at end of year	$1,711	$351	$6,921
Interest paid during the year, net of amounts capitalized	$94,841	$79,199	$60,290

Non-cash investing activities:
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Assumed debt obligations	$80,946	$101,259	$202,015
Assumed other assets/liabilities	13,640	—	—
Non-cash settlement of mortgage obligations	—	—	(12,395)
Non-cash acquisition of real estate properties	—	—	12,395
Stock consideration issued for acquisition	—	—	19,693
Total non-cash real estate acquisition related items	$94,586	$101,259	$221,708

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

Substantially all depreciation expenses reflected in the consolidated statements of operations relate to the ownership of our investment in real estate.  At December 31, 2012, we have investments in 478 healthcare facilities located throughout the United States, including two facilities that are currently held for sale.

Consolidation

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega, and (iii) TC Healthcare, a variable interest entity (“VIE”) that we consolidate as the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Real Estate Investments and Depreciation

We record the purchase price of properties to net tangible and identified intangible assets acquired at their fair values.  In making estimates of fair values for purposes of recording purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  All costs of significant improvements, renovations and replacements are capitalized.  In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement.  Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings and improvements and three to 10 years for furniture, fixtures and equipment.  Leasehold interests are amortized over the shorter of useful life or term of the lease, with lives ranging from five to 15 years.

As of December 31, 2012 and 2011, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed.  We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2012 and 2011, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of December 31, 2012 and 2011.

In-Place Leases

In-place lease assets and liabilities result when we assume a lease as part of a facility purchase.  The fair value of in-place leases consists of the following components as applicable (1) the estimated cost to replace the leases, and (2) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles).  Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of these costs are written off.

Owned and Operated Assets

Real estate properties that are operated pursuant to a foreclosure proceeding are included within “real estate properties” and are reported at the time of foreclosure at the lower of carrying cost or fair value.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the years ended December 31, 2012, 2011 and 2010 we recognized impairment losses of $0.3 million, $26.3 million and $0.2 million, respectively.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect to receive for the sale of closed facilities.  For additional information, see Note 3 – Properties.

Loan Impairment

Management evaluates our outstanding mortgage notes and other notes receivable.  When management identifies potential loan impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows.  In cases where expected future cash flows are not readily determinable, the loan is written down to the fair value of the collateral.  The fair value of the loan is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

We currently account for impaired loans using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan and/or the underlying collateral supporting the loan were equal to or exceeded the book value of the loans.  Under the cost recovery method, we apply cash received against the outstanding loan balance prior to recording interest income.  Under the cash basis method, we apply cash received to interest income.  As of December 31, 2012 and 2011, we had loan loss reserves totaling $2.0 million.  In 2011, we recorded provisions for loan losses of $2.3 million related to a working capital note.  In 2010 and 2012, we did not record provisions for loan losses or charges-offs related to our mortgage or note receivable portfolios.  For additional information, see Note 5 – Mortgage Notes Receivable and Note 6 – Other Investments.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of our net receivables by type is as follows:

	December 31,
	2012	2011
	(in thousands)

Contractual receivables	$3,963	$4,683
Effective yield interest receivables	3,576	1,341
Straight-line receivables	98,973	73,604
Lease inducements	19,307	22,677
Allowance	(639)	(1,641)
Accounts receivable – net	$125,180	$100,664

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

Deferred Financing Costs

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. Amortization of financing costs totaling $2.6 million, $2.7 million and $3.8 million in 2012, 2011 and 2010, respectively, is classified as “interest - amortization of deferred financing costs” in our consolidated statements of operations.  When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made.  Gains and losses from the extinguishment of debt are presented within income from continuing operations in the accompanying consolidated financial statements.

Revenue Recognition

We have various different investments that generate revenue, including leased and mortgaged properties, as well as other investments, including working capital loans.  We recognize rental income and other investment income as earned over the terms of the related master leases and notes, respectively.  Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method.  In applying the effective interest method, the effective yield on a loan is determined based on its contractual payment terms, adjusted for prepayment terms.

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with minimum fixed and determinable increases is recognized over the non-cancellable term of the lease on a straight-line basis.  The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We do not recognize contingent rents as income until the contingencies have been resolved.

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

Assets Held for Sale and Discontinued Operations

The operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition, are reflected as assets held for sale-net in our consolidated balance sheets.  Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of operations for all periods presented and assets held for sale in the consolidated balance sheets for all periods presented.  We had two facilities and one parcel of land classified as held for sale as of December 31, 2012 with a net book value of $1.0 million.  The assets were not classified as discontinued operations.

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

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Code.  As long as we qualify as a REIT; we will not be subject to Federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions.  In 2012, we paid common dividend payments of $182.2 million which satisfies the 2012 REIT requirements relating to qualifying income.  We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The loss carry forward of $1.1 million was fully reserved with a valuation allowance due to uncertainties regarding realization.  We record interest and penalty charges associated with tax matters as income tax.  For additional information on income taxes, see Note 11 – Taxes.  As of December 31, 2012, we did not have any unrecognized tax benefits.  We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months.  We are subject to examination by the respective taxing authorities for the tax years 2007 through 2012.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the awards, see Note 14 – Stock-Based Compensation for additional details.

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

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 418 SNFs, 16 ALFs and 11 specialty facilities at December 31, 2012, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of the leases and master leases provide for minimum annual rentals that are typically subject to annual increases based upon fixed escalators or the lesser of a fixed amount or increases derived from changes in CPI.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2012	2011
	(in thousands)
Buildings	$2,580,400	$2,157,015
Site improvement and equipment	213,471	184,503
Land	244,682	195,521
	3,038,553	2,537,039
Less accumulated depreciation	(580,373)	(470,420)
Total	$2,458,180	$2,066,619

The future minimum estimated contractual rents due for the remainder of the initial terms of the leases are as follows at December 31, 2012:

(in thousands)
2013	$338,520
2014	350,265
2015	355,798
2016	338,398
2017	342,487
Thereafter	1,793,621
Total	$3,519,089

Below is a summary of the significant transactions that occurred from 2010 to 2012.

Genesis Healthcare

On December 1, 2012, Genesis Healthcare (“Genesis”), an existing operator to Omega, completed the purchase of Sun Healthcare Group (“Sun”), also an existing operator to Omega.  Prior to the purchase, Sun was our second largest tenant with $235 million in leased assets representing 40 facilities located in 10 states.  We leased the 40 facilities to Sun under a master lease with expiration dates in 2013 and 2017.  Prior to the purchase, we also had a master lease with Genesis covering approximately $122 million in leased assets representing 13 facilities located in 5 states.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the acquisition, on December 1, 2012, we entered into a new 53 facility master lease with Genesis expiring on December 31, 2025.  At December 31, 2012, Genesis was our largest tenant with $357 million in leased assets (approximately 11% of our total gross investments) located in 13 states.

2012 Acquisitions

Arizona and California Acquisitions

During the three-month period ended December 31, 2012, we completed the acquisition of approximately $203.4 million of new investments and leased them back to a new operator.  The investments involved two separate transactions to purchase 14 facilities (12 SNFs, one assisted living facility (“ALF”) and 1 combined SNF/ALF).  The combined transactions consisted of the assumption of approximately $71.9 million of HUD indebtedness and payment of $131.5 million in cash. The $71.9 million of assumed HUD debt is comprised of 8 HUD mortgage loans with a blended interest rate of 5.50% and maturities between April 2031 and February 2045. The 14 facilities, representing 1,830 operating beds, are located in California (10) and Arizona (4). The transaction involved several separate master lease agreements covering all 14 facilities.

Transaction 1 (First Closing):  On November 30, 2012, we purchased four Arizona facilities (2 SNFs, 1 ALF and 1 combined SNF/ALF) for an aggregate purchase price of $60.0 million.  The transaction consisted of the assumption of $27.6 million of indebtedness guaranteed by HUD and $32.4 million in cash.  The blended interest rate on the HUD indebtedness assumed for the Arizona facilities was 4.73%.  The four facilities were simultaneously leased back to a new operator under a new 12 year master lease.

We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $64.6 million consisting of land ($5.5 million), building and site improvements ($55.9 million), and furniture and fixture ($3.2 million).  We recorded approximately $4.6 million of fair value adjustment related to above market debt assumed based on the terms of comparable debt and other market factors.  We estimate amortization of the fair value adjustment related to the above market debt will average approximately $0.2 million per year for the next five years.  We have not recorded goodwill in connection with this transaction.

Transaction 2 (Second Closing):  In November 2012, we entered into a Purchase and Sales Agreement to purchase and then leaseback 10 California SNFs.  On November 30, 2012, we purchased five SNFs for approximately $70.2 million.  The five SNFs were simultaneously leased back under a new 12 year master lease.

We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $70.2 million consisting of land ($11.5 million), building and site improvements ($55.5 million), and furniture and fixture ($3.2 million).  We have not recorded goodwill in connection with this transaction.

Transaction 2 (Third Closing):  On December 31, 2012, we purchased the remaining five California SNFs for an aggregate purchase price of $72.2 million (net of purchase price reduction of approximately $1.0 million related to funds escrowed by the seller to reimburse us for costs associated with refinancing some of the assumed HUD debt).  The transaction consisted of the assumption of $44.3 million of HUD indebtedness and $28.9 million in cash.  The blended interest rate on the HUD indebtedness assumed for the five California facilities was 5.97%.  The five SNFs were then leased back to the new operator under new 12 year master leases.

We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $77.6 million consisting of land ($13.0 million), building and site improvements ($60.9 million), and furniture and fixture ($3.7 million).  We recorded approximately $5.4 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt and other market factors.  We estimate amortization of the fair value adjustment related to the above market debt will be approximately $0.3 million in 2013 and will average approximately $0.2 million per year from 2014 through 2017.  We have not recorded goodwill in connection with this transaction.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Indiana Acquisitions

In 2012 we completed four transactions in Indiana involving two existing operators and 34 facilities.  The following is a summary of the transactions:

Transaction 1:  On June 29, 2012, we purchased one SNF encompassing 80 operating beds in Indiana for approximately $3.4 million and leased the facility back to an existing operator under an existing master lease.   As of December 31, 2012, we allocated approximately $3.4 million consisting of land ($0.2 million), building and site improvements ($2.9 million), and furniture and fixture ($0.3 million).  We have not recorded goodwill in connection with this transaction.

Transaction 2:  On June 29, 2012, we purchased four facilities encompassing 383 operating beds in Indiana for approximately $21.7 million and leased the facilities to Health and Hospital Corporation.  As of December 31, 2012, we allocated approximately $21.7 million consisting of land ($1.9 million), buildings and site improvements ($18.4 million) and furniture and fixtures ($1.4 million). We have not recorded goodwill in connection with this transaction.

Transaction 3:  On August 31, 2012, we purchased 27 facilities (17 SNFs, four ALFs and six independent living facilities) totaling 2,892 operating beds in Indiana from an unrelated third party for approximately $203 million in cash and assumed a liability associated with the lease of approximately $13.9 million.  Simultaneous with the transaction, we also purchased one parcel of land for $2.8 million.  The purchase price of both (i) 27 facilities and (ii) the parcel of land were funded from cash on hand and borrowings from our credit facility.  The 27 facilities and land parcel were added to an existing master lease.  We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $219.7 million consisting of land ($16.1 million), building and site improvements ($189.2 million) and furniture and fixture ($14.4 million).  We have not recorded goodwill in connection with this transaction.

Transaction 4:  On December 31, 2012, we purchased two SNFs encompassing 167 operating beds in Indiana for approximately $9.5 million and leased these facilities back to an existing operator under a new consolidated master lease.  We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $9.5 million consisting of land ($0.6 million), building and site improvements ($8.0 million), and furniture and fixture ($0.9 million).  We have not recorded goodwill in connection with this transaction.

Michigan Acquisition

On November 30, 2012, we purchased one ALF for $20 million from an unrelated third party and added it to an existing master lease with an existing operator.  The 171 operating bed ALF is located in Michigan.  We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $20.0 million consisting of land ($0.4 million), building and site improvements ($18.9 million), and furniture and fixture ($0.7 million).  We have not recorded goodwill in connection with this transaction.

Texas Acquisition

On October 31, 2012, we purchased one SNF from an unrelated third party encompassing 90 operating beds in Texas for approximately $2.7 million and leased the facility to an existing operator.  We are in the process of finalizing our fair value allocation and we expect the allocation process to be completed during the first half of 2013.  As of December 31, 2012, we allocated approximately $2.7 million consisting of land ($0.2 million), building and site improvements ($2.2 million), and furniture and fixture ($0.3 million).  We have not recorded goodwill in connection with this transaction.

Acquisition costs related to the above transactions were expensed as period costs.  For the year ended December 31, 2012, we expensed $0.9 million of acquisition related expenses.

2011 Acquisitions

During the fourth quarter of 2011, we completed two acquisitions. The first acquisition was comprised of the purchase of four SNFs in Maryland and West Virginia; the second acquisition was comprised of the purchase/leaseback of 17 SNFs in five states, including Arkansas, Colorado, Florida, Michigan and Wisconsin.  Acquisition costs related to the two acquisitions was approximately $1.2 million in 2011 and was expensed.  The following is summary of the transactions and other investments:

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2011 First Acquisition (Maryland and West Virginia)

During the fourth quarter of 2011, we purchased and leaseback four SNFs located in Maryland (3) and West Virginia (1), totaling 586 beds for a total investment of $61 million, including approximately $1 million to complete renovations at one facility.  The consideration consisted of $31 million in cash and the assumption of $30 million in HUD – guaranteed indebtedness, which bears an interest rate of 4.87% (weighted-average) and matures between March 2036 and September 2040.

We completed our fair value allocation in 2012.  We allocated approximately $62.7 million consisting of land ($4.4 million), buildings and site improvements ($55.0 million) and furniture and fixtures ($3.3 million).  We funded approximately $1.3 million in renovation costs for one of the facilities acquired in connection with this transaction and completed the renovation during the third quarter of 2012.  We recorded approximately $3.0 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We estimate amortization will be approximately $0.2 million per year over the next five years. We have not recorded goodwill in connection with this transaction.

2011 Second Acquisition (Arkansas, Colorado, Florida, Michigan and Wisconsin)

On December 23, 2011, we purchased 17 SNFs and leased them back to a new operator, for an aggregate purchase price of $128 million.  The acquisition consisted of the assumption of $71.3 million of indebtedness guaranteed by the Department of Housing and Urban Development (“HUD”) and $56.7 million in cash.

The $71.3 million of assumed HUD debt was comprised of 15 HUD mortgage loans with a blended interest rate of 5.70% and maturities between October 2029 and July 2044.

The 17 SNFs, representing 1,820 operating beds, are located in Arkansas (12), Colorado (1), Florida (1), Michigan (2) and Wisconsin (1). The purchase/leaseback transaction involved two separate master lease agreements covering all 17 SNFs.

We completed our fair value allocation in 2012.  We allocated approximately $129.9 million consisting of land ($9.0 million), buildings and site improvements ($111.5 million) and furniture and fixtures ($9.4 million).  We recorded approximately $1.9 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  We have not recorded goodwill in connection with this transaction.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The 40 facilities represent 5,264 operating beds located in 12 states, and are part of 15 in-place triple net leases among 12 operators.   The 12 leases generate approximately $31 million of annualized revenue.

We allocated approximately $282.0 million consisting of land ($22.5 million), building and site improvements ($241.9 million) and furniture and fixtures ($17.6 million).  We allocated approximately $9.5 million to in-place above market leases assumed at the first closing and approximately $19.8 million to in-place below market leases assumed at the first closing.  In 2010, 2011 and 2012, net amortization associated with net in-place below market leases assumed at the first closing was approximately $1.4 million, $1.3 million and $1.2 million, respectively.

As of December 31, 2012, we estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the December 22, 2009 acquisition as follows (in millions):

1 year	1-3 years	3-5 years	Thereafter
$1.2	$2.1	$1.7	$1.8

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

●	$65 million in cash;

●
$202 million face value of assumed debt, which includes $20 million of 9.0% unsecured debt maturing in December 2021, $53 million of HUD debt at a 6.61% weighted average annual interest rate maturing between January 2036 and May 2040, and $129 million of new HUD Debt at a 4.85% annual interest rate maturing between January 2040 and January 2045; and

●	995 thousand shares of our common stock valued at approximately $19 million on June 29, 2010.

The 40 facilities represent 4,882 operating beds located in two states, and are part of 13 in-place triple net leases among two operators.  The 13 leases generate approximately $30 million of annualized revenue.

We allocated approximately $313.3 million consisting of land ($32.3 million), building and site improvements ($264.1 million) and furniture and fixtures ($16.9 million).  We allocated approximately $4.9 million to in-place above market leases assumed and approximately $24.1 million to in-place below market leases assumed at the HUD portfolio closing.  In 2010, 2011 and 2012, net amortization associated with net in-place below market leases assumed at the HUD portfolio closing was approximately$1.9 million, $3.5 million and $3.2 million, respectively.

As of December 31, 2012, we estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 29, 2010 acquisition as follows (in millions):

1 year	1-3 years	3-5 years	Thereafter
$2.9	$5.1	$0.9	$1.7

In addition, we recorded approximately $22.5 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt.  In 2010, 2011 and 2012, we amortized approximately $0.7 million, $1.4 million and $1.3 million for the fair value adjustment, respectively.  We estimate amortization will average approximately $1.2 million per year for the next five years.  We did not record goodwill in connection with this transaction.

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

The 63 facilities represent 6,607 operating beds located in 19 states, and are part of 30 in-place triple net leases among 18 operators. The 30 leases generate approximately $34 million of annualized revenue.

We allocated approximately $328.9 million consisting of land ($35.8 million), building and site improvements ($276.0 million) and furniture and fixtures ($17.1 million).  We allocated approximately $8.2 million to in-place above market leases assumed and approximately $18.8 million to in-place below market leases assumed at the Option portfolio closing.  In 2010, 2011 and 2012, net amortization associated with net in-place below market leases assumed at the Option portfolio closing was approximately $0.7 million, $1.3 million and $0.9 million, respectively.

As of December 31, 2012, we estimate the net impact to revenue of amortizing the assumed net in-place below market leases associated with the June 9, 2010 acquisition as follows:

1 year	1-3 years	3-5 years	Thereafter
$1.0	$2.4	$1.9	$2.5

We did not record goodwill in connection with this transaction.

The facilities acquired in 2011 and 2012 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operation reflect the impact of the transactions as if they occurred on January 1, 2011.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisition have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2012	2011
	(in thousands, except per share amount, unaudited)
Revenues	$393,484	$366,344
Net income available to common stockholders	138,644	74,975

Earnings per share – diluted:
Net income available to common stockholders – as reported	$1.12	$0.46
Net income available to common stockholders – pro forma	$1.28	$0.73

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of these developments, during the three month period ended March 31, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values.  We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as SNFs.  As of November 1, 2011, all of the residents of the four facilities had been relocated and the receiver surrendered possession of all of the facilities to us.  In 2011, we classified these facilities as held-for-sale.  We are actively marketing the last of the four facilities for sale (for purposes other than the provision of skilled nursing care).

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

Assets Sold or Held for Sale

For the year ended December 31, 2012, we sold nine facilities for total cash proceeds of $29.0 million, generating approximately an $11.8 million accounting gain.  Three of the facilities sold were part of the Connecticut properties discussed above.  Two of the facilities sold were the result of lessees exercising their purchase option.  The sale of the other four facilities was the result of portfolio reconfiguration.

At December 31, 2012, we had two SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.0 million.

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

Effective September 1, 2008, we completed the operational transfer of 12 SNFs and one ALF to affiliates of FC/SCH, in accordance with the terms of the 2008 MTA.  These 13 facilities are located in Connecticut (5), Rhode Island (4), New Hampshire (3) and Massachusetts (1).  As part of the transaction, Genesis entered into a long-term management agreement with FC/SCH to oversee the day-to-day operations of each of these facilities. The two remaining facilities in Vermont, which were operated by TC Healthcare until May 31, 2010, were then transferred to FC/SCH upon licensure from the state of Vermont.  As a result of the transition of the operations to FC/SCH, we no longer operate any owned and operated facilities, effective June 1, 2010.  Our consolidated financial statements include the results of operations of the Vermont facilities from July 7, 2008 to May 31, 2010.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nursing home revenues and expenses, included in our consolidated financial statements that relate to such owned and operated assets are set forth in the tables below.

	For Year Ended December 31,
	2012	2011 (2)	2010 (1)
	(in thousands)
Nursing home revenues	$—	$—	$7,336

Nursing home expenses	—	653	7,998
Loss from nursing home operations	$—	$(653)	$(662)
(1)	2010 includes revenues and expenses for two facilities from January 1, 2010 through May 31, 2010.
(2)	2011 expense relates to run-off expense associated with shutting down the operations.

NOTE 5 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2012, mortgage notes receivable relate to 12 fixed-rate mortgages on 31 long-term care facilities and two construction mortgages on two facilities currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2012	2011
	(in thousands)

Two Construction Mortgage notes; interest at 12.50%	$11,751	$2,234
Mortgage note due 2013; interest at 11.00%	5,000	5,000
Mortgage note due 2016; interest at 11.50%	-	11,545
Mortgage note due 2021; interest at 12.50%	5,574	5,574
Mortgage note due 2021; monthly payment of $34,500, including interest at 11.00%	91,585	92,000
Mortgage note due 2022; interest at 12.50%	5,310	4,990
Mortgage notes due 2022; interest at 12.00%	7,076	6,504
Mortgage note due 2023; interest at 11.00%	69,928	69,928
Mortgage note due 2030; interest at 10.40%	15,897	15,900
Four Mortgage notes due 2046; interest at 12.00%	26,500	25,000
Total mortgages — net (1)	$238,621	$238,675
(1)	As of December 31, 2011 and 2012 we have no allowance for loan loss for any of our mortgages.

2012 Mortgage Note Activity

2012 Mortgage Payoff

In October 2012, we received cash from the mortgagee for the payoff of a first mortgage loan on two Florida SNFs.  As a result of the payoff, during the fourth quarter of 2012, we accelerated recognition of mortgage fees we had previously deferred.  We recorded the accelerated deferred mortgage fees as Mortgage interest income.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Two Construction Mortgage Notes

In October 2011 we entered into a $7.8 million construction mortgage to construct a new 120 bed SNF in Michigan.  The construction mortgage converts into a 10 year interest only mortgage upon completion of construction.  The 120 bed SNF is still under construction with total funding of approximately $7.4 million as of December 31, 2012.

In July 2012, we entered into a $6.2 million construction mortgage to construct a new 138 bed SNF in Michigan.  The construction mortgage converts into a 10 year interest only mortgage upon completion of construction.  The 138 bed SNF is still under construction with total funding of approximately $4.3 million as of December 31, 2012.

Mortgage Note due 2021

In September 2011, the construction loan that we entered into in 2010 to construct a new SNF in Michigan was completed.  The $5.6 million loan is an interest only loan and bears interest at an annual rate of 12.5% and matures on the 10th anniversary of the completion of construction of the facility.

Mortgage Note due 2022

In March 2012, the second construction loan that we entered into in 2010 to construct a new SNF in Michigan was completed.  The $5.3 million loan is an interest only loan and bears interest at an annual rate of 12.5% and matures on the 10th anniversary of the completion of construction of the facility.

Mortgage Notes due 2022

On August 1, 2012, we entered into an additional $0.8 million mortgage loan with an existing operator.  The loan was added to an existing mortgage for one property to fund renovations.  As of December 31, 2012, the balance of the loan related to the property was approximately $7.1 million.  The mortgage loans mature on July 31, 2022 and carry an annual interest rate of 12%.

Four Mortgage Notes due 2046

On November 30, 2012, we entered into a $1.5 million first mortgage loan secured by a lien on a 60 bed SNF located in Michigan.  The mortgage currently bears interest at 12% and increases to 13.5% in year 7.  The mortgage matures in 2046.

2011 Mortgage Note Activity

$92.0 Million Mortgage Note due 2021

On November 14, 2011, we entered into a $92.0 million first mortgage loan to finance a new operator’s purchase of 13 SNFs in Michigan, totaling 1,421 beds.  The term of the mortgage is 10 years.  The interest rate during the first 3 years will accrue at a fixed annual rate of 11%.  During loan years 4, 5 and 6, interest will accrue at a fixed annual rate of 11.75% and during the remaining term of the note, interest will accrue at a fixed annual rate of 12.5%.

Four Mortgage Notes due 2046

On October 31, 2011, we entered into a $25.0 million first mortgage loan secured by a lien on three SNFs, totaling 352 beds, all located in Maryland.  The mortgage currently bears interest at 12% and increases to 13.5% in year 7.  The mortgages mature in 2046.

Mortgage Note due 2013

On July 18, 2011, we entered into a $5.0 million first mortgage loan with an existing operator to finance the purchase of one SNF in Texas.  The mortgage loan matures in July 2013 and carries an annual interest rate of 10%.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2012	2011
	(in thousands)

Infinia on demand	$-	$225
Other Investment note due 2015	2,518	2,718
Other Investment notes due 2021 - 2023	9,775	4,996
Other Investment note due 2013(1)	1,018	12,938
Other Investment note due 2014	812	1,500
$28.0 million Other Investment note due 2017	26,500	28,000
$4.0 Million Other Investment note due 2013	3,450	-
Other Investment note due 2013	261	-
$1.3 million Other Investment note due 2017	425	-
Notes receivable, gross(2)	44,759	50,377
Allowance for loss on notes receivable	(1,977)	(1,977)
Notes receivable, net	42,782	48,400

Marketable securities and other	4,557	4,557
Total other investments	$47,339	$52,957
(1)	The Formation note was assumed by Genesis on January 1, 2012.
(2)	The majority of these notes bear interest at approximately 10% annually.

For the years ended December 31, 2012 and 2011, apart from the normal scheduled monthly loan payments, we had the following transactions that impacted our other investments:

Other Investment note due 2013

In 2012, we received principal payments of approximately $11.9 million towards the working capital loan.

$1.3 million Other Investment note due 2017

In March 2012, we entered into a working capital loan with an existing operator for $1.3 million.  The loan bears interest at 10% per year and matures in March 2017.

$4.0 Million Other Investment note due 2013

In November 2012, we entered into a short-term working capital note with a new operator for $4.0 million.  The loan bears interest at 10% per year and matures in May 2013.

Other Investment note due 2013

In 2012, we entered into a working capital loan with an existing operator for $750,000.  The loan bears interest at 10% per year and matures in March 2013.

$28.0 million Other Investment note due 2017

In December 2011, we entered into a five year $28.0 million loan agreement with an existing operator.  The loan bears interest at 10% per annum.  In 2012, we received $1.5 million in principal payments related to the loan.

Other Investment notes due 2021 - 2023

In 2011, we entered into six capital renovation loans with an existing operator to provide funds to renovate six facilities.  The loans mature between 2021 and 2023 and bear interest at an initial rate of 10% with escalators of 2.5% per year.  The maximum draw of all six of the loans is approximately $11.0 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7 - CONCENTRATION OF RISK

As of December 31, 2012, our portfolio of real estate investments consisted of 478 healthcare facilities, located in 34 states and operated by 46 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $3.3 billion at December 31, 2012, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 418 SNFs, 16 ALFs, 11 specialty facilities, fixed rate mortgages on 31 SNFs, and two SNFs that are held-for-sale.  At December 31, 2012, we also held miscellaneous investments of approximately $47.3 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2012, we had two investments with operators and/or managers that exceeded 10% of our total investments: (i) Genesis (11%), and (ii) CommuniCare (10%).  The three states in which we had our highest concentration of investments were Florida (18%), Ohio (11%) and Indiana (10%) at December 31, 2012.

For the year ended December 31, 2012, our revenues from operations totaled $350.5 million, of which approximately $44.5 million were from Genesis (on a pro forma basis including Sun Healthcare, which Genesis acquired in December 2012) (13%) and $44.2 million from CommuniCare (13%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2012.

NOTE 8 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators.  These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of our investments.  At December 31, 2012, we held $5.9 million in such liquidity deposits and $46.9 million in letters of credit.  The liquidity deposits may be applied in the event of lease and loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code.  Liquidity deposits are recorded as restricted cash on our consolidated balance sheets with the offset recorded as a liability.  Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Current	December 31,
	Maturity	Rate	2012	2011
			(in thousands)
Secured borrowings:
HUD Berkadia mortgages assumed June 2010 (1)	2036 - 2040	6.61%	$62,921	$64,533
HUD Capital Funding mortgages assumed June 2010 (1)	2040 - 2045	4.85%	130,887	133,061
HUD mortgages assumed October 2011 (1)	2036 - 2040	4.87%	31,991	32,813
HUD mortgages assumed December 2011(1)	2044	5.55%	58,884	73,203
HUD mortgages assumed December 2012(1)	2031 - 2045	5.50%	81,855	—
Total secured borrowings			366,538	303,610

Unsecured borrowings:
Revolving line of credit	2016 - 2017	1.81%	$258,000	$272,500

2016 Notes	2016	7.00%	—	175,000
2020 Notes	2020	7.50%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
2024 Notes	2024	5.875%	400,000	—
Subordinated debt	2021	9.00%	21,049	21,219
			1,196,049	971,219
Premium - net			4,345	4,071
Total unsecured borrowings			1,458,394	1,247,790
Totals – net			$1,824,932	$1,551,400
(1)	Reflects the weighted average interest rate on the mortgages.

Secured Borrowings

HUD Berkadia Mortgages assumed June 2010

In connection with the June 29, 2010 Capital Source HUD Portfolio Closing, we assumed HUD indebtedness with maturity dates ranging from January 2036 and May 2040.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $13.7 million more than the face value of the debt assumed.  We amortized the fair value adjustment utilizing the effective interest method from the date of assumption.  As of December 31, 2012 and 2011, the fair value adjustment represents approximately $11.6 million and $12.4 million, respectively, of the above balances.

HUD Capital Funding Mortgages assumed June 2010

In connection with the June 29, 2010 Capital Source HUD Portfolio Closing, we assumed HUD indebtedness with maturity dates range from January 2040 and January 2045.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $7.4 million more than the face value of the debt assumed.  We amortized the fair value adjustment utilizing the effective interest method from the date of assumption.  As of December 31, 2012 and 2011, the fair value adjustment represents approximately $6.4 million and $6.8 million, respectively, of the above balances.

HUD Mortgages assumed October 2011

In connection with the October 31, 2011 acquisition, we assumed HUD indebtedness with maturity dates range from April 2036 and September 2040.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $3.0 million more than the face value of the debt assumed.  We amortized the fair value adjustment utilizing the effective interest method from the date of assumption.  As of December 31, 2012 and 2011, the fair value adjustment represents approximately $2.8 million and $3.0 million, respectively, of the above balances.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

HUD Mortgages assumed December 2011

In connection with the December 23, 2011 acquisition, we assumed HUD indebtedness with maturity dates ranging from October 2029 to July 2044.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $1.9 million more than the face value of the debt assumed.  We amortized the fair value adjustment utilizing the effective interest method from the date of assumption.

On June 29, 2012, we paid approximately $11.8 million to retire four HUD mortgages that were assumed as part of the acquisition.  The retirement of the four HUD mortgages resulted in a net gain of approximately $1.7 million.  The net gain included the write-off of approximately $1.8 million of the unamortized fair value adjustment of the assumed debt as well as a prepayment fee of approximately $0.1 million.  As of December 31, 2012, no fair value adjustment remains.

HUD Mortgages assumed December 2012

In connection with the fourth quarter 2012 acquisitions, we assumed $71.9 million of HUD indebtedness with maturity dates ranging from April 2031 to February 2045.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $10.1 million more than the face value of the debt assumed.  We will amortize the fair value adjustment utilizing the effective interest method from the date of assumption.  As of December 31, 2012, the assumed debt balance including the fair value adjustment was $81.9 million.

Unsecured Borrowings

$700 Million Unsecured Credit Facility

On December 6, 2012, we entered into a new $700 million unsecured credit facility, comprised of a $500 million unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured, deferred draw term loan facility (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).

The 2012 Credit Facilities replaced our previous $475 million senior unsecured revolving credit facility (the “2011 Credit Facility”).  The 2012 Credit Facilities include an “accordion feature” that permits us to expand its borrowing capacity by a combined $300 million, to a total of $1 billion.

The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).  At December 31, 2012, we had $158 million in borrowings outstanding under the 2012 Revolving Credit Facility. The 2012 Revolving Credit Facility matures in four years, on December 6, 2016, with an option by us to extend the maturity one additional year.

The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  At December 31, 2012, we had $100 million in borrowings outstanding under the 2012 Term Loan Facility.  We have until April 5, 2013 to borrow the full $200 million under the 2012 Term Loan Facility.  The 2012 Term Loan Facility matures in five years, on December 6, 2017.

At December 31, 2012, we had a total of $258.0 million outstanding under the 2012 Credit Facilities, and no letters of credit outstanding, leaving availability of $442.0 million.  For the year ended December 31, 2012, the weighted average interest rate was 1.81% for borrowings under our 2012 Credit Facilities.

Termination of $475 Million Unsecured Revolving Credit Facility

On August 16, 2011, we entered into our new $475 million 2011 Credit Facility and concurrently terminated our 2010 Credit Facility.  The 2011 Credit Facility was unsecured and was scheduled to mature in four years, on August 17, 2015.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2011, we had $272.5 million outstanding under the 2011 Credit Facility, and no letters of credit outstanding, leaving availability of $202.5 million.  For the year ended December 31, 2011, the weighted average interest rate was 2.85%.

On December 6, 2012, we terminated our 2011 Credit Facility and for the three month period ended December 31, 2012, we recorded a non-cash charge of approximately $2.5 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2011 Credit Facility.

Termination of $320 Million Secured Revolving Credit Facility

On August 16, 2011, we terminated our previous $320 million senior secured revolving credit facility (the “2010 Credit Facility”) and recorded a non-cash charge of approximately $3.1 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2010 Credit Facility.

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

The redemption resulted in approximately $7.1 million of redemption related costs and write-offs, including $4.5 million in payments made to bondholders for early redemption, $2.2 million of write-offs associated with unamortized deferred financing costs and $0.4 million of expenses associated with the tender and redemption.

$200 Million 7.5% Senior Notes due 2020 and Exchange Offer

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

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million.  We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource acquisition, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the CapitalSource acquisitions.  The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance.  The entities we acquired on June 29, 2010 from CapitalSource which own 40 facilities (see “HUD Portfolio Closing” in Note 3) and the entities created to effect the acquisition and the 18 HUD facilities and entities that we are acquired on October 31, 2011 and on December 23, 2011 are not guarantors of our 2020 Notes, or our outstanding 2022 or 2016 Notes.  As of December 31, 2012, our subsidiaries that are not guarantors of the 2020 Notes accounted for approximately $597.9 million of our total assets.

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

$575 Million 6.75% Senior Notes due 2022 and Exchange Offer

On October 4, 2010, we issued and sold $225 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Initial 2022 Notes”).  The Initial 2022 Notes mature on October 15, 2022 and pay interest semi-annually on April 15th and October 15th.  On November 23, 2010, we issued and sold $350 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Additional 2022 Notes”). The Additional 2022 Notes are of the same series as, and thus have the same terms, as our Initial 2022 Notes.  The Initial 2022 Notes  together with the Additional 2022 Notes, are collectively the (“2022 Notes”).

The Initial 2022 Notes were sold at an issue price of 98.984% of the principal amount, resulting in gross proceeds of approximately $223 million.  We used the net proceeds from the sale of the Initial 2022 Notes, after discounts and expenses, to (i) pay off borrowings under the 2010 Credit Facility and (ii) for general corporate purposes.  The Additional 2022 Notes were sold at an issue price of 103% of their face value, before initial purchasers’ discount, plus accrued interest from October 4, 2010, resulting in gross proceeds to us of approximately $364 million. We used the net proceeds from the sale of the Additional 2020 Notes (i) to fund our tender offer for our outstanding $310 million aggregate principal amount of 7% Senior Notes due 2014, and (ii) for working capital and general corporate purposes.

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

On June 2, 2011, we commenced an offer to exchange $575 million of our 6.75% Senior Notes due 2022 for all of the 2022 Notes.  All $575 million outstanding aggregate principal amount of the notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of July 14, 2011, pursuant to the terms of the exchange offer.  The exchange notes are identical in all material respects to the notes, except that the issuance of the exchange notes was registered under the Securities Act of 1933 and the provisions of the notes relating to transfer restrictions, registration rights and additional interest relating to registrations delays do not apply to the exchange notes.

As of December 31, 2012, our subsidiaries that are not guarantors of the 2022 Notes accounted for approximately $597.9 million of our total assets.

Issuance of $400 Million 5.875% Senior Notes due 2024 and Exchange Offer

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our 2011 Credit Facility.  As of December 31, 2012, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $597.9 million of our total assets.

On August 15, 2012, we commenced an offer to exchange $400 million of our 5.875% Senior Notes due 2024 for all of the 2024 Notes.  All $400 million outstanding aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of September 20, 2012, pursuant to the terms of the exchange offer.  The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes were registered under the Securities Act of 1933 and the provisions of the Initial Notes relating to transfer restrictions, registration rights and additional interest will not apply to the Exchange Notes.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2011 and 2012, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

The required principal payments, excluding the premium/discount on the 2024, 2022 and 2020 Notes, for each of the five years following December 31, 2012 and the aggregate due thereafter are set forth below:

(in thousands)
2013	$5,251
2014	5,540
2015	5,845
2016	164,168
2017	106,509
Thereafter	1,501,398
Totals	$1,788,711

The following summarizes the refinancing related costs:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Write off of deferred finance cost due to refinancing (1) (2)(3)	$3,024	$3,055	$8,231
Prepayment and other costs associated with refinancing (4)	4,896	16	11,251
Total debt extinguishment costs	$7,920	$3,071	$19,482

(1)
In 2012, we wrote-off: (a) $2.2 million deferred financing costs associated with the tender offer and redemption of our $175 million 7% 2016 Notes; and (b) $2.5 million deferred financing costs associated with the termination of our $475 million 2011 Credit Facility.  These costs were offset by a $1.7 million gain resulting from the write-off of unamortized premium on the four HUD loans that were paid off in the second quarter of 2012.

(2)	In 2011, we terminated our $320 million 2010 Credit Facility and wrote-off deferred financing costs of $3.1 million.

(3)
In 2010, we wrote-off: (a) $3.5 million associated with the termination of our $200 million 2009 Credit Facility, (b) $2.2 million associated with the termination of a $100 million GECC term loan and (c) $2.6 million associated with the tender offer and retirement of our outstanding $310 million 7% Senior Notes due 2014.

(4)
In 2012, we incurred $4.9 million prepayment penalties and other costs associated with the tender offer and redemption of our $175 million 7% 2016 Notes.  In 2010, we made prepayment penalties of: (a) $3.0 million for the early termination of a $100 million GECC term loan and (b) $8.3 million for the tender offer and retirement of our outstanding $310 million 7% Senior Notes due 2014.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10 - FINANCIAL INSTRUMENTS

At December 31, 2012 and 2011, the carrying amounts and fair values of our financial instruments were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$1,711	$1,711	$351	$351
Restricted cash	36,660	36,660	34,112	34,112
Mortgage notes receivable – net	238,621	235,705	238,675	241,494
Other investments – net	47,339	44,077	52,957	48,903
Totals	$324,331	$318,153	$326,095	$324,860
Liabilities:
Revolving line of credit	$258,000	$258,000	$272,500	$272,500
7.00% Notes due 2016 – net	—	—	174,376	186,398
7.50% Notes due 2020 – net	197,546	252,363	197,202	216,114
6.75% Notes due 2022 – net	581,799	724,240	582,493	582,684
5.875% Notes due 2024 – net	400,000	441,761	—	—
HUD debt	366,538	433,803	303,610	321,949
Subordinated debt	21,049	27,896	21,219	23,198
Totals	$1,824,932	$2,138,063	$1,551,400	$1,602,843

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

●
Mortgage notes receivable:  The fair values of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

●
Other investments:  Other investments are primarily comprised of: (i) notes receivable and (ii) an investment in redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).  The fair value of the investment in the unconsolidated business is estimated using quoted market value and considers the terms of the underlying arrangement (Level 3).

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11 – TAXES

We were organized, have operated, and intend to continue to operate in a manner that enables us to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code.  On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules.  In order to qualify as a REIT, in addition to other requirements, we must: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% of the voting or value of any one security, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more that 25% of our assets are invested in one or more taxable REIT subsidiaries. In addition to the above requirements, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT.  If we fail to meet the above or any other requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of these requirements.

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

So long as we qualify as a REIT, we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  In 2012, we paid common dividend payments of $182.2 million which satisfies the 2012 REIT requirements relating to the distribution of our REIT taxable income.  On a quarterly and annual basis we tested our compliance within the REIT taxation rules described above to ensure that we were in compliance with the rules.

In July 2008, we assumed operating responsibilities for the 15 Haven facilities due to the bankruptcy of one of our operators/tenants.  In September 2008, we entered into an agreement to lease these facilities to a new operator/tenant.  Effective September 1, 2008, the new operator/tenant assumed operating responsibility for 13 of the 15 facilities, and, as a result, we retained operating responsibility for two properties as of December 31, 2008.  We also were in the process at that time of addressing state regulatory requirements necessary to transfer the final two properties to the new operator/tenant.  We made an election on our 2008 federal income tax return to treat the Haven facilities as foreclosure properties.  Because we acquired possession in connection with a foreclosure, the Haven facilities were eligible to be treated as foreclosure property until the end of 2011. On June 1, 2010, the two remaining facilities were transitioned to the new tenant/operator upon approval by state regulators of the operating license transfer and as of such date, TC Healthcare no longer operates these facilities.  So long as the Haven facilities qualify as foreclosure property, our gross income from the properties will be qualifying income for the 75% and 95% gross income tests, but we will generally be subject to corporate income tax at the highest rate on the net income from the properties.  If one or more of the Haven facilities were to inadvertently fail to qualify as foreclosure property, we would likely recognize nonqualifying income from such property for purposes of the 75% and 95% gross income tests, which could cause us to fail to qualify as a REIT.  In addition, any gain from a sale of such property could be subject to the 100% prohibited transactions tax.  Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted), including the Haven properties mentioned in the previous paragraph.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Internal Revenue Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status.  In certain cases we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we formed a new entity (TC Healthcare) on our behalf through the use of an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT.  Through our 2012 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subject to the limitation described above under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2012 and 2011 of $1.1 million. The loss carry-forward was fully reserved at December 31, 2012 and 2011 with a valuation allowance due to uncertainties regarding realization.  There is currently no activity in the TRS.

NOTE 12 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees.  Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

We have a deferred compensation plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock.  As of December 31, 2012 we had approximately $0.4 million in liabilities associated with the deferred compensation plan.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $233,500, $222,500 and $168,700 in 2012, 2011 and 2010, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

$245 Million Equity Shelf Program

On June 19, 2012, we entered into separate Equity Distribution Agreements (collectively, the “2012 Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $245 million (the “2012 ESP”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).  Under the terms of the 2012 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $245 million.  Sales of the shares will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager.  We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the 2012 Agreements.  No assurance can be given that we will sell any shares under the 2012 Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.

For the year ended December 31, 2012, we issued 2.6 million shares under the 2012 ESP, at an average price of $24.10 per share, generating gross proceeds of approximately $63.6 million, before $1.3 million of commissions.

Termination of $140 Million Equity Shelf Program

On June 25, 2010, we entered into separate equity distribution agreements (the “2010 ESP Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $140 million (the “2010 ESP”) with several financial intuitions, each as sales agents and/or principal (collectively, the “2010 ESP Managers”).  On June 19, 2012, we terminated our $140 million 2010 ESP agreement.

For the year ended December 31, 2012, we issued approximately 759,000 shares of our common stock under the 2010 ESP at an average price per share of $21.27, generating gross proceeds of approximately $16.1 million, before $0.3 million of commissions.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the year ended December 31, 2011, 1.4 million shares of our common stock were issued through the 2010 ESP for net proceeds of approximately $31.4 million, net of $0.6 million of commissions.  For the year ended December 31, 2010, 3.1 million shares of our common stock were issued through the 2010 ESP for approximately $65.4 million, net of $1.3 million of commissions.

Since inception of the 2010 ESP, we have sold a total of 5.3 million shares of common stock generating total gross proceeds of $114.9 million under the program, before $2.3 million of commissions.  As a result of the termination of the 2010 ESP, no additional shares were issued under the 2010 ESP.  The proceeds of the sale of our common stock were used for working capital and for general corporate purposes.

$100 Million Stock Repurchase Program

On August 30, 2011, the Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock from time to time over a period of 12 months following such authorization.  On September 30, 2011, we entered into open market transactions to repurchase 183,310 shares of our common stock at an average price of $15.96 per share.  This repurchase of these common shares settled in the ordinary course on October 5, 2011.  No other shares have been repurchased.

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

We borrowed approximately $103 million under our previous 2010 Credit Facility to fund the redemption price.  In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.5 million of preferred stock issuance costs that reduced 2011 net income available to common stockholders by approximately $0.03 per common share.

1.0 Million Share Common Stock Issuance

In connection with the June 29, 2010 CapitalSource acquisition, we issued approximately 1.0 million shares of our common stock to the selling stockholder.  The issue price of the common stock was $19.80 per share.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the year ended December 31, 2012, we issued 5.1 million shares of common stock for approximately $111.9 million.  For the year ended December 31, 2011, we issued 2.9 million shares of common stock for approximately $59.1 million in net proceeds.

NOTE 14 –STOCK-BASED COMPENSATION

As of December 31, 2012, 1,670,244 shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans, including 372,735 shares subject to outstanding awards.  Awards under our stock incentive plans may be in the form of stock, stock options, restricted stock, and performance restricted stock units.

Stock Options and Tax Withholding

At December 31, 2012, there were no options outstanding.

Cash received from the exercise under all stock-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $0, $0 and $89,000, respectively.  Cash used to pay minimum tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2012, 2011 and 2010, was $1.2 million, $1.3 million and $2.1 million, respectively.

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

Effective January 2011, we granted 428,503 shares of restricted stock and 496,979 performance restricted stock units (“PRSUs”) to six employees.  The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of December 31, 2012, no shares of restricted stock have vested under these restricted stock awards.

In addition, we grant restricted stock to directors each year as part of the director compensation.  These shares vest ratably over a three year period, subject to exceptions for death, disability, mandatory retirement or a change in control of the Company.

The following table summarizes the activity in restricted stock for the years ended December 31, 2010, 2011 and 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2009	102,374	$16.81
Granted during 2010	15,500	20.00	$0.3
Vested during 2010	(91,607)	16.96
Non-vested at December 31, 2010	26,267	$18.19
Granted during 2011	444,003	22.42	$10.0
Vested during 2011	(11,968)	17.42
Non-vested at December 31, 2011	458,302	$22.31
Granted during 2012	15,500	20.29	$0.3
Vested during 2012	(14,300)	19.56
Non-vested at December 31, 2012	459,502	$22.33
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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective January 1, 2011, we awarded three types of PRSUs to the six employees: (i) 124,244 annual total shareholder return (“TSR”) PRSUs for the year ended December 31, 2011 (“2011 Annual TSR PRSUs”); (ii) 279,552 multi-year absolute TSR PRSUs and (iii) 93,183 multi-year relative TSR PRSUs.  On January 1, 2012, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2012 (“2012 Annual TSR PRSUs”).  On January 1, 2013, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2013 (“2013 Annual TSR PRSUs”).

Annual TSR PRSUs

The number of shares earned under the annual TSR PRSUs depends generally on the level of achievement of TSR for the year.  The annual TSR PRSUs vest on December 31 of the year, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The 2011 Annual TSR PRSUs were forfeited because the required TSR for 2011 was not achieved.  At December 31, 2012, the performance requirement for the 2012 Annual TSR PRSUs was achieved and the 124,244 shares vested and were distributed to the employees.

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

As of December 31, 2012, none of these PRSUs are vested or earned.

We used a Monte Carlo model to estimate the fair value and derived service periods for PRSUs granted to the employees in January 2011 and in January 2012.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity in PRSU for the years ended December 31, 2010, 2011 and 2012:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2009	247,992	$7.28
Granted during 2010	-	-
Modification during 2010	-	1.48	$0.4
Vested during 2010	(247,992)	8.76
Non-vested at December 31, 2010	-	$-
Granted during 2011	496,979	11.28	$5.6
Vested during 2011	-	-
Forfeited during 2011	(124,244)	11.04
Non-vested at December 31, 2011	372,735	$11.36
Granted during 2012	124,244	9.61	$1.2
Vested during 2012	(124,244)	9.61
Non-vested at December 31, 2012	372,735	$11.36
(1)	Total compensation cost to be recognized on the awards was based on grant date fair value or the modification date fair value.

NOTE 15 - DIVIDENDS

Common Dividends

On January 16, 2013, the Board of Directors declared a common stock dividend of $0.45 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 15, 2013 to common stockholders of record on January 31, 2013.

On October 17, 2012, the Board of Directors declared a common stock dividend of $0.44 per share, increasing the quarterly common dividend by $0.02 per share, or 4.8% over the previous quarter, which was paid November 15, 2012 to common stockholders of record on October 31, 2012.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2012	2011	2010
Common
Ordinary income	$0.884	$0.989	$0.777
Return of capital	0.806	0.561	0.593
Long-term capital gain	—	—	—
Total dividends paid	$1.690	$1.550	$1.370

Series D Preferred
Ordinary income	$—	$0.739	$2.094
Return of capital	—	—	—
Long-term capital gain	—	—	—
Total dividends paid	$—	$0.739	$2.094

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

On January 7, 2010, LCT SE Texas Holdings, L.L.C., an affiliate of Mariner Health Care and the lessee of four facilities located in the Houston area, filed a petition in the District Court of Harris County, Texas (No. 2010-01120) against four landlord entities, the member interests of which we purchased as part of the December 2009 acquisition from CapitalSource. On April 19, 2011, the Court dismissed with prejudice Plaintiff’s claims against the Defendants, all pursuant to a joint motion to dismiss filed by the parties.

During the first quarter of 2010, we agreed to settle a lawsuit for approximately $3.7 million in cash with a prior tenant for breach of contract related to failure to pay rent owed to us.  We recorded the settlement as miscellaneous income in the accompanying consolidated statements of operations.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2012 and 2011.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2012
Revenues	$84,515	$83,825	$87,108	$95,012
Net income	26,084	30,572	30,119	33,923
Net income available to common stockholders	26,084	30,572	30,119	33,923
Net income available to common per share:
Basic net income	$0.25	$0.29	$0.28	$0.30
Diluted net income	$0.25	$0.29	$0.27	$0.30
Cash dividends paid on common stock	$0.41	$0.42	$0.42	$0.44

2011
Revenues	$70,476	$72,606	$72,818	$76,304
Net (loss) income	(5,913)	17,790	21,436	19,293
Net (loss) income available to common stockholders	(11,076)	17,806	21,436	19,293
Net income available to common per share:
Basic net (loss) income	$(0.11)	$0.17	$0.21	$0.19
Diluted net (loss) income	$(0.11)	$0.17	$0.21	$0.19
Cash dividends paid on common stock	$0.37	$0.38	$0.40	$0.40

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

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income	$120,698	$52,606	$58,436
Preferred stock dividends	-	(1,691)	(9,086)
Preferred stock redemption	-	(3,456)	-
Numerator for net income available to common per share - basic and diluted	$120,698	$47,459	$49,350

Denominator:
Denominator for basic earnings per share	107,591	102,119	94,056
Effect of dilutive securities:
Restricted stock	401	45	171
Stock option incremental shares	-	-	3
Deferred stock	19	13	7
Denominator for diluted earnings per share	108,011	102,177	94,237

Earnings per share - basic:
Net income - basic	$1.12	$0.46	$0.52
Earnings per share - diluted:
Net income - diluted	$1.12	$0.46	$0.52

NOTE 19– CONSOLIDATING FINANCIAL STATEMENTS

As of December 31, 2012, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022 and (iii) $400 million 5.875% Senior Notes due 2024, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries we acquired from CapitalSource subject to HUD indebtedness.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” 20 subsidiaries we acquired subject to HUD indebtedness.  During the fourth quarter of 2012, we designated as “unrestricted subsidiaries” eight subsidiaries we acquired subject to HUD indebtedness.

On July 17, 2012, our Board of Directors approved removing the unrestricted subsidiary designation from five subsidiaries due to the retirement of the HUD related mortgages.  The total assets related to these five “unrestricted subsidiaries” at June 30, 2012 was approximately $47.9 million.  As a result, the December 31, 2011 consolidating balance sheet reflects the removal of the restriction from these five subsidiaries.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the years ended December 31, 2012 and 2011, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  For the years ended December 31, 2012 and 2011, the non-guarantor subsidiaries have not engaged in investing or financing activities other than routine principal payments on its HUD mortgage debt of $4.0 million and $2.6 million, respectively.  All of the subsidiary and non-subsidiary guarantors of our outstanding senior notes are 100 percent owned by Omega.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,466,866	$571,687	$—	$3,038,553
Less accumulated depreciation	(535,223)	(45,150)	—	(580,373)
Real estate properties – net	1,931,643	526,537	—	2,458,180
Mortgage notes receivable – net	238,621	—	—	238,621
	2,170,264	526,537	—	2,696,801
Other investments – net	47,339	—	—	47,339
	2,217,603	526,537	—	2,744,140
Assets held for sale – net	1,020	—	—	1,020
Total investments	2,218,623	526,537	—	2,745,160

Cash and cash equivalents	1,711	—	—	1,711
Restricted cash	7,078	29,582	—	36,660
Accounts receivable – net	118,473	6,707	—	125,180
Investment in affiliates	163,610	—	(163,610)	—
Other assets	38,224	35,070	—	73,294
Total assets	$2,547,719	$597,896	(163,610)	$2,982,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$258,000	$—	$—	$258,000
Secured borrowings	—	366,538	—	366,538
Unsecured borrowings – net	1,179,345	21,049	—	1,200,394
Accrued expenses and other liabilities	99,045	46,699	—	145,744
Intercompany payable	—	143,158	(143,158)	—
Total liabilities	1,536,390	577,444	(143,158)	1,970,676

Stockholders’ equity:
Common stock	11,239	—	—	11,239
Common stock – additional paid-in-capital	1,664,855	—	—	1,664,855
Cumulative net earnings	754,128	20,452	(20,452)	754,128
Cumulative dividends paid	(1,418,893)	—	—	(1,418,893)
Total stockholders’ equity	1,011,329	20,452	(20,452)	1,011,329
Total liabilities and stockholders’ equity	$2,547,719	$597,896	$(163,610)	$2,982,005

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

 OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$266,213	$48,379	$-	$314,592
Mortgage interest income	30,446	-	-	30,446
Other investment income – net	4,760	-	-	4,760
Miscellaneous	662	-	-	662
Total operating revenues	302,081	48,379	-	350,460

Expenses
Depreciation and amortization	91,672	21,311	-	112,983
General and administrative	20,913	417	-	21,330
Acquisition costs	909	-	-	909
Impairment loss on real estate properties	272	-	-	272
Total operating expenses	113,766	21,728	-	135,494

Income before other income and expense	188,315	26,651	-	214,966
Other income (expense):
Interest income	2	27	-	29
Interest expense	(79,644)	(15,883)	-	(95,527)
Interest – amortization of deferred financing costs	(2,649)	-	-	(2,649)
Interest – refinancing costs	(7,920)	-	-	(7,920)
Equity in earnings	10,795	-	(10,795)	-
Total other expense	(79,416)	(15,856)	(10,795)	(106,067)

Income before gain on assets sold	108,899	10,795	(10,795)	108,899
Gain on assets sold - net	11,799	-	-	11,799
Net income available to common stockholders	$120,698	$10,795	$(10,795)	$120,698

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Revenue
Rental income	$239,077	$34,440	$-	$273,517
Mortgage interest income	16,274	-	-	16,274
Other investment income – net	2,070	-	-	2,070
Miscellaneous	343	-	-	343
Total operating revenues	257,764	34,440	-	292,204

Expenses
Depreciation and amortization	84,568	15,769	-	100,337
General and administrative	19,138	294	-	19,432
Acquisition costs	1,204	-	-	1,204
Impairment loss on real estate properties	26,344	-	-	26,344
Provisions for uncollectible accounts receivable	6,439	-	-	6,439
Nursing home expenses of owned and operated assets	653	-	-	653
Total operating expenses	138,346	16,063	-	154,409

Income before other income and expense	119,418	18,377	-	137,795
Other income (expense):
Interest income	15	25	-	40
Interest expense	(69,881)	(11,273)	-	(81,154)
Interest – amortization of deferred financing costs	(2,674)	-	-	(2,674)
Interest – refinancing costs	(3,071)	-	-	(3,071)
Equity in earnings	7,129	-	(7,129)	-
Total other expense	(68,482)	(11,248)	(7,129)	(86,859)

Income before gain on assets sold	50,936	7,129	(7,129)	50,936
Gain on assets sold - net	1,670	-	-	1,670
Net income	52,606	7,129	(7,129)	52,606
Preferred stock dividends	(1,691)	-	-	(1,691)
Preferred stock redemption	(3,456)	-	-	(3,456)
Net income available to common stockholders	$47,459	$7,129	$(7,129)	$47,459

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
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

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2012

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Construction	Acquired	is Computed
Genesis HealthCare:
Alabama (LTC)		23,584,956	6,523,220	-	-	30,108,176	12,154,902	1964-1974	1997	33 years
California (LTC)		15,618,263	26,652	-	-	15,644,915	6,826,680	1927-1972	1997	33 years
Colorado (LTC, ILF)		38,341,877	5,444,311	-	-	43,786,188	8,010,895	1963-1975	2006	39 years
Idaho (LTC)		21,705,267	974,011	-	-	22,679,278	6,515,794	1920-1988	1997-2006	33 years to 39 years
Massachusetts (LTC)		57,139,658	2,660,093	(8,257,521)	-	51,542,230	15,979,337	1964-1993	1997-2010	20 years to 39 years
New Hampshire (LTC, AL)		21,619,503	1,462,797	-	-	23,082,300	5,872,469	1963-1999	1998-2006	33 years to 39 years
North Carolina (LTC)		22,652,488	3,550,986	-	-	26,203,474	13,121,012	1964-1986	1994-1997	30 years to 33 years
Ohio (LTC)		11,653,451	20,246	-	-	11,673,697	5,188,500	1968-1983	1997	33 years
Rhode Island (LTC)		38,740,812	4,792,882	-	-	43,533,694	9,633,437	1965-1981	2006	25 years to 39 years
Tennessee (LTC)		7,905,139	2,537,508	-	-	10,442,647	4,771,828	1984-1985	1994	30 years
Vermont (LTC)		14,145,776	1,235,807	-	-	15,381,583	3,593,567	1970-1971	2004	39 years
Washington (LTC)		10,000,000	1,798,844	-	-	11,798,844	9,288,616	1965	1995	20 years
West Virginia (LTC)		44,277,206	6,528,560	-	-	50,805,766	16,387,893	1961-1986	1997-2008	25 years to 33 years
Total Genesis HealthCare		327,384,396	37,555,917	(8,257,521)	-	356,682,792	117,344,930

Health and Hospital Corporation:
Indiana (LTC, AL, ILF)		280,915,346	380,317	(1,820,624)	-	279,475,039	10,753,507	1942-2001	1992-2012	20 years to 35 years
Total Health and Hospital Corporation		280,915,346	380,317	(1,820,624)	-	279,475,039	10,753,507

Airamid Health Management
Florida (LTC, AL)	(2)	248,788,474	-	-	-	248,788,474	34,964,800	1951-1999	2009-2010	20 years to 37 years
Pennsylvania (LTC)		14,771,868	-	-	-	14,771,868	2,118,806	1969	2009	26 years
Total Airamid Health Management		263,560,342	-	-	-	263,560,342	37,083,606

CommuniCare Health Services, Inc:
Ohio (LTC, AL, SH)		218,726,757	14,817,410	-	-	233,544,167	52,809,680	1927-2008	1998-2008	20 years to 39 years
Pennsylvania (LTC)		20,286,067	1,788,193	-	-	22,074,260	4,503,956	1950-1964	2005	39 years
Total CommuniCare Health Services, Inc		239,012,824	16,605,603	-	-	255,618,427	57,313,636

Signature Holdings II, LLC.:
Florida (LTC)		110,896,405	6,800,763	-	-	117,697,168	26,438,052	1940-1991	1996-2010	28 years to 39 years
Georgia (LTC)		14,679,314	3,721,982	-	-	18,401,296	5,093,500	1964-1970	2007	20 years
Kentucky (LTC)		44,737,440	3,221,326	-	-	47,958,766	10,325,937	1964-1978	1999-2010	20 years to 33 years
Maryland (LTC)		28,629,686	1,786,688	-	-	30,416,374	3,917,672	1959-1985	2010	26 years to 30 years
Tennessee (LTC)		11,230,702	357,255	-	-	11,587,957	3,096,707	1982	2007	20 years
Total Signature Holdings II, LLC		210,173,547	15,888,014	-	-	226,061,561	48,871,868

S&F Management Company, LLC:
Arizona (LTC, AL)	(2)	64,642,862	-	-	-	64,642,862	165,825	1949-1999	2012	35 years to 40 years
California (LTC)	(2)	147,805,458	-	-	-	147,805,458	208,111	1939-1970	2012	20 years to 35 years
Total S&F Management Company, LLC		212,448,320	-	-	-	212,448,320	373,936

Other:
Alabama (LTC)		17,939,710	6,392,567	-	-	24,332,277	11,064,587	1960-1986	1992-2010	20 years to 31.5 years
Arizona (LTC)		34,318,094	5,657,143	(6,603,745)	-	33,371,492	10,162,017	1983-1985	1998-2010	29 years to 33 years
Arkansas (LTC)	(2)	117,091,565	8,856,328	(36,350)	-	125,911,543	29,886,387	1960-2000	1992-2011	20 years to 38 years
California (LTC)		21,879,146	1,778,353	-	-	23,657,499	8,112,641	1950-1990	1997-2010	20 years to 33 years
Colorado (LTC)		33,527,071	2,346,167	-	-	35,873,238	8,486,637	1958-1973	1998-2011	20 years to 33 years
Florida (LTC, AL)	(2)	219,369,045	4,068,109	(970,000)	-	222,467,154	41,019,855	1933-1999	1992-2011	20 years to 40 years
Georgia (LTC)		10,000,000	-	-	-	10,000,000	2,361,711	1967-1971	1998	37.5 years
Illinois (LTC)		13,961,501	444,484	-	-	14,405,985	6,453,570	1926-1990	1996-1999	30 years to 33 years
Indiana (LTC, AL)		37,220,697	1,897,203	(22,776)	-	39,095,124	7,779,317	1923-1996	1992-2012	20 years to 38 years
Iowa (LTC)		19,116,936	2,084,807	-	-	21,201,743	6,077,152	1965-1983	1997-2010	23 years to 33 years
Kansas (LTC)		3,210,020	-	-	-	3,210,020	494,751	1985	2010	20 years
Kentucky (LTC)		15,151,027	4,141,902	-	-	19,292,929	9,380,804	1948-1995	1994-1995	33 years
Louisiana (LTC)		55,343,066	170,509	-	-	55,513,575	11,993,677	1957-1983	1997-2006	33 years to 39 years
Maryland (LTC)	(2)	48,731,498	-	-	-	48,731,498	2,350,791	1921-1969	2011	25 years to 30 years
Massachusetts (LTC)		5,804,554	-	-	-	5,804,554	1,079,037	1964	2009	20 years
Michigan (LTC, AL)		36,500,317	-	-	-	36,500,317	823,445	1964-1974	2011-2012	25 years to 30 years
Mississippi (LTC)	(2)	52,416,905	566,614	-	-	52,983,519	6,268,230	1962-1988	2009-2010	20 years to 40 years
Missouri (LTC)		12,301,560	-	(149,386)	-	12,152,174	4,887,321	1965-1989	1999	33 years
Nevada (LTC, SH)		20,926,778	-	-	-	20,926,778	3,100,074	1972-1978	2009	26 years to 27 years
New Mexico (LTC)		7,097,600	130,323	-	-	7,227,923	1,795,385	1972-1989	2008-2010	20 years
North Carolina (LTC)		33,092,980	-	-	-	33,092,980	4,039,800	1969-1987	2010	25 years to 36 years
Ohio (LTC)		106,991,529	6,250,513	-	-	113,242,042	26,213,261	1962-1998	1994-2010	20 years to 39 years
Oklahoma (LTC)		22,642,639	-	-	-	22,642,639	2,418,725	1965-1993	2010-2012	20 years
Pennsylvania (LTC, AL, ILF)		138,881,687	-	-	-	138,881,687	32,566,452	1942-2001	1998-2009	20 years to 39 years
Tennessee (LTC)		94,531,371	2,350,869	-	-	96,882,240	21,261,645	1958-1983	1992-2010	20 years to 31.5 years
Texas (LTC)		159,153,913	6,926,311	-	-	166,080,224	38,157,629	1952-2010	1997-2012	20 years to 39 years
Washington (AL)		5,673,693	-	-	-	5,673,693	2,212,971	1999	1999	33 years
West Virginia (LTC)	(2)	24,641,423	348,641	-	-	24,990,064	4,410,764	1961-1996	1994-2011	33 years to 39 years
Wisconsin (LTC)		30,561,506	-	-	-	30,561,506	3,773,092	1964-1972	2009-2011	20 years
Total Other		1,398,077,831	54,410,843	(7,782,257)	-	1,444,706,417	308,631,728

Total		2,931,572,606	124,840,694	(17,860,402)	-	3,038,552,898	580,373,211

(1)
The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL), independent living facilities (ILF) or specialty hospitals (SH) located in the states indicated.

(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $366,537,510, including FMV of $30,826,565, at December 31, 2012.

	Year Ended December 31,
(3)	2010	2011	2012
Balance at beginning of period	$1,669,842,724	$2,366,856,229	$2,537,038,892
Acquisitions	661,148,185	192,612,147	491,207,838
Impairment		(26,344,298)
Improvements	35,905,544	19,865,623	29,436,456
Disposals/other	(40,224)	(15,950,809)	(19,130,288)
Balance at close of period	$2,366,856,229	$2,537,038,892	$3,038,552,898

(4)	2010	2011	2012
Balance at beginning of period	$296,441,131	$380,995,243	$470,420,023
Provisions for depreciation	84,554,112	100,237,951	112,871,408
Dispositions/other		(10,813,171)	(2,918,220)
Balance at close of period	$380,995,243	$470,420,023	$580,373,211

(5)    The reported amount of our real estate at December 31, 2012 is greater than the tax basis of the real estate by approximately $17.1 million.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2012
Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (3) (4)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Florida (3 LTC facilities)	10.40%	2030	Interest payable monthly	None	15,900,000	15,896,641
Maryland (7 LTC facilities)	11.00%	2023	Interest payable monthly	None	74,927,751	69,927,759
Maryland (1 LTC facilities)	12.00%	2046	Interest payable monthly	None	10,000,000	10,000,000
Maryland (1 LTC facilities)	12.00%	2046	Interest payable monthly	None	9,500,000	9,500,000
Maryland (1 LTC facilities)	12.00%	2046	Interest payable monthly	None	5,500,000	5,500,000
Michigan (1 LTC facility)	12.50%	2022	Interest payable monthly	None	5,310,000	5,310,000
Michigan (1 LTC facility)	12.50%	2021	Interest payable monthly	None	5,573,500	5,573,500
Michigan (1 LTC facility)	12.50%	* See (2)	Interest payable monthly	None	7,411,231	7,411,231
Michigan (1 LTC facility)	12.50%	* See (2)	Interest payable monthly	None	4,340,209	4,340,209
Michigan (13 LTC facilities)	11.00%	2021	Interest plus $34,500 of principal payable monthly	None	92,000,000	91,585,884
Michigan (1 LTC facility)	12.00%	2046	Interest payable monthly	None	1,500,000	1,500,000
Ohio (1 LTC facility)	12.00%	2022	Interest plus $1,600 of principal payable monthly	None	6,112,406	6,100,330
	12.00%	2022	Interest payable monthly	None	345,011	345,011
	12.00%	2022	Interest payable monthly		630,596	630,596
Texas (1 LTC facility)	11.00%	2013	Interest payable monthly	None	5,000,000	5,000,000

					$244,050,704	238,621,161

(1)  Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2)  This loan is a construction loan and matures 10 years after construction is completed.
(3)  The aggregate cost for federal income tax purposes is equal to the carrying amount.
	Year Ended December 31,
(4)	2010	2011	2012
Balance at beginning of period	$100,222,734	$108,556,518	$238,674,601
Additions during period - Placements	20,656,391	130,191,254	11,967,892
Deductions during period - collection of principal/other	(12,322,607)	(73,171)	(12,021,332)
Balance at close of period	$108,556,518	$238,674,601	$238,621,161

INDEX TO EXHIBITS TO 2012 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
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
4.1
Indenture, dated as of March 19, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

4.1A	Form of 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1B	Form of Subsidiary Guarantee relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit E of Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).
4.1C
First Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD SF, LLC, OHI Asset (IN) Greensburg, LLC, OHI Asset (IN) Indianapolis, LLC, OHI Asset (IN) Wabash, LLC and OHI Asset (IN) Westfield, LLC and U.S. Bank National Association, as trustee, together with Second Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, that Third Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and that Fourth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee.*

4.2
Indenture, dated as of February 9, 2010, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 7.5% Senior Notes due 2020, including the Form of 7.5% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 10, 2010).

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

4.2B
Fourth Supplemental Indenture, dated as of June 10, 2011, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD WO, LLC, OHI Asset (MD), LLC and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2A to the Company’s Annual Report on Form 10-K, filed on February 27, 2012).

4.2C
Fifth Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD SF, LLC, OHI Asset (IN) Greensburg, LLC, OHI Asset (IN) Indianapolis, LLC, OHI Asset (IN) Wabash, LLC and OHI Asset (IN) Westfield, LLC and U.S. Bank National Association, as trustee, together with that Sixth Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, that certain Seventh Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and that Eighth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee.*

4.3
Indenture, dated as of October 4, 2010, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 5, 2010).

4.3A
First Supplemental Indenture, dated as of January 13, 2011, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset II (FL) Lender, LLC and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.3A to the Company’s Annual Report on Form 10-K, filed on February 28, 2011).

4.3B
Second Supplemental Indenture, dated as of June 10, 2011, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD WO, LLC, OHI Asset (MD), LLC and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2A to the Company’s Annual Report on Form 10-K, filed on February 27, 2012).

4.3C
Third Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD SF, LLC, OHI Asset (IN) Greensburg, LLC, OHI Asset (IN) Indianapolis, LLC, OHI Asset (IN) Wabash, LLC and OHI Asset (IN) Westfield, LLC and U.S. Bank National Association, as trustee, together with that Fourth Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, that certain Fifth Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and that Sixth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee.*

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

10.3
Employment Agreement, dated October 22, 2010, between Omega Healthcare Investors, Inc. and Daniel Booth, including forms of equity awards.  (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2010).+

10.4
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

10.7	Form of Restricted Stock Unit Award for 2007 to 2010 officer grants. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2007).+
10.8	Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2004).+
10.8A
First Amendment to the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan, dated as of May 22, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 29, 2008).+

10.8B	2000 Stock Incentive Plan (as amended January 1, 2001). (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2003).+
10.8C	Amendment to 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2000).+
10.9
Form of Officers’ Multi-Year Performance Restricted Stock Unit Award for 2011 to 2014 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on February 27, 2012).+

10.9A	Form of Officers’ Annual Performance Restricted Stock Unit Award for 2011 to 2014.*
10.10
Form of Incentive Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report Form 10-K, filed on February 18, 2005).+

10.11
Form of Non-Qualified Stock Option Award for the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on February 18, 2005).+

10.12	Form of Directors’ Restricted Stock Award (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2012).+
10.12A	Form of Officers’ Restricted Stock Award for 2011 to 2014 (Incorporated by reference to Exhibit 10.15A of the Company’s Annual Report on Form 10-K, filed on February 27, 2012).+

10.12B
Form of Amendment to Restricted Stock Award or Deferred Restricted Stock Agreement Pursuant to the Omega Healthcare Investors, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2012).+

10.13
Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.14	Form of 2012 Bonus Payout and True-Up Agreement.+*
10.15
Form of Equity Distribution Agreement, dated June 19, 2012, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of Scott & Stringfellow, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, RBS Securities Inc., Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and UBS Securities LLC. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed June 20, 2012).

10.16
Credit Agreement, dated as of December 6, 2012, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 12, 2012).

10.17
Casablanca Option Agreement dated December 22, 2009 between CapitalSource Inc., CSE SLB LLC and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 29, 2009).

10.17A
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

Date:  February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	February 28, 2013
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	February 28, 2013
Robert O. Stephenson

/s/ Michael D. Ritz	Chief Accounting Officer	February 28, 2013
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	February 28, 2013
Bernard J. Korman

/s/ Thomas F. Franke	Director	February 28, 2013
Thomas F. Franke

/s/ Harold J. Kloosterman	Director	February 28, 2013
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	February 28, 2013
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 28, 2013
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 28, 2013
Stephen D. Plavin

I-4