Form 10-Q
period 2013-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2013-05-09
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2013.

Common Stock, $.10 par value	116,154,455
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$3,046,805	$3,038,553
Less accumulated depreciation	(612,302)	(580,373)
Real estate properties – net	2,434,503	2,458,180
Mortgage notes receivable – net	240,551	238,621
	2,675,054	2,696,801
Other investments – net	48,537	47,339
	2,723,591	2,744,140
Assets held for sale – net	1,020	1,020
Total investments	2,724,611	2,745,160

Cash and cash equivalents	25,611	1,711
Restricted cash	34,377	36,660
Accounts receivable – net	130,258	125,180
Other assets	89,784	73,294
Total assets	$3,004,641	$2,982,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$200,000	$258,000
Secured borrowings	365,428	366,538
Unsecured borrowings – net	1,200,266	1,200,394
Accrued expenses and other liabilities	133,193	145,744
Total liabilities	1,898,887	1,970,676

Stockholders’ equity:
Common stock $.10 par value 200,000 shares authorized –– 116,153 shares as of March 31, 2013 and 112,393 as of December 31, 2012 issued and outstanding	11,615	11,239
Common stock – additional paid-in capital	1,771,374	1,664,855
Cumulative net earnings	792,248	754,128
Cumulative dividends paid	(1,469,483)	(1,418,893)
Total stockholders’ equity	1,105,754	1,011,329
Total liabilities and stockholders’ equity	$3,004,641	$2,982,005

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenue
Rental income	$93,109	$75,975
Mortgage interest income	7,346	7,336
Other investment income – net	1,306	1,130
Miscellaneous	-	74
Total operating revenues	101,761	84,515

Expenses
Depreciation and amortization	31,959	27,147
General and administrative	5,197	5,526
Acquisition costs	134	105
Impairment loss on real estate properties	-	272
Total operating expenses	37,290	33,050

Income before other income and expense	64,471	51,465
Other income (expense)
Interest income	3	7
Interest expense	(25,672)	(22,967)
Interest – amortization of deferred financing costs	(682)	(629)
Interest – refinancing costs	-	(7,108)
Total other expense	(26,351)	(30,697)

Income before gain on assets sold	38,120	20,768
Gain on assets sold – net	-	5,316
Net income available to common stockholders	$38,120	$26,084

Income per common share available to common shareholders:
Basic:
Net income	$0.34	$0.25
Diluted:
Net income	$0.34	$0.25

Dividends declared and paid per common share	$0.45	$0.41

Weighted-average shares outstanding, basic	112,782	103,754
Weighted-average shares outstanding, diluted	113,522	104,012

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2012 (112,393 common shares)	$11,239	$1,664,855	$754,128	$(1,418,893)	$1,011,329
Issuance of common stock:
Grant of restricted stock to company directors (4 shares at $26.42 per share)	1	(1)	—	—	—
Amortization of restricted stock	—	1,436	—	—	1,436
Dividend reinvestment plan (1,315 shares at $27.63 per share)	131	36,199	—	—	36,330
Grant of stock as payment of directors fees (1 share at an average of $27.75 per share)	—	37	—	—	37
Equity Shelf Program (2,440 shares at $28.95 per share, net of issuance costs)	244	68,848	—	—	69,092
Net income	—	—	38,120	—	38,120
Common dividends ($0.45 per share)	—	—	—	(50,590)	(50,590)
Balance at March 31, 2013 (116,153 common shares)	$11,615	$1,771,374	$792,248	$(1,469,483)	$1,105,754

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$38,120	$26,084
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,959	27,147
Impairment on real estate properties	—	272
Amortization of deferred financing and debt extinguishment costs	682	7,737
Restricted stock amortization expense	1,452	1,485
Gain on assets sold – net	—	(5,316)
Amortization of acquired in-place leases - net	(1,304)	(1,426)
Other	—	(38)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	635	176
Straight-line rent	(6,010)	(6,541)
Lease inducement	842	842
Effective yield receivable on mortgage notes	(545)	(554)
Other operating assets and liabilities	(8,231)	(324)
Net cash provided by operating activities	57,600	49,544
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	—	(1,852)
Placement of mortgage loans	(2,049)	(1,309)
Proceeds from sale of real estate investments	—	14,068
Capital improvements and funding of other investments	(8,328)	(7,985)
Proceeds from other investments	1,770	8,060
Investments in other investments	(2,968)	(1,069)
Collection of mortgage principal	119	119
Net cash (used in) provided by investing activities	(11,456)	10,032
Cash flows from financing activities
Proceeds from credit facility borrowings	155,000	45,000
Payments on credit facility borrowings	(213,000)	(290,500)
Receipts of other long-term borrowings	59,355	400,000
Payments of other long-term borrowings	(59,997)	(176,007)
Payments of financing related costs	(806)	(12,517)
Receipts from dividend reinvestment plan	36,330	14,224
Net proceeds from issuance of common stock	51,453	5,170
Dividends paid	(50,579)	(42,580)
Net cash used in financing activities	(22,244)	(57,210)

Increase in cash and cash equivalents	23,900	2,366
Cash and cash equivalents at beginning of period	1,711	351
Cash and cash equivalents at end of period	$25,611	$2,717
Interest paid during the period, net of amounts capitalized	$26,092	$22,163

Non-cash financing activities:
	Three Months Ended March 31,
	2013	2012

Common stock subscription	$17,639	-

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2013

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

A summary of our net receivables by type is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Contractual receivables	$3,269	$3,963
Effective yield interest receivables	4,121	3,576
Straight-line receivables	104,983	98,973
Lease inducements	18,465	19,307
Allowance	(580)	(639)
Accounts receivable – net	$130,258	$125,180

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

If we acquire real estate pursuant to a foreclosure or bankruptcy proceeding, the assets will initially be included on the consolidated balance sheet at the lower of cost or estimated fair value.

Leased Property

Our leased real estate properties, represented by 418 SNFs, 16 assisted living facilities (“ALFs”) and 11 specialty facilities at March 31, 2013, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

The facilities acquired in 2012 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operations reflect the impact of the transactions as if they occurred on January 1, 2012.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share amounts, unaudited)

Revenues	$101,761	$98,021
Net income available to common stockholders	38,120	31,690

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.34	$0.25
Net income available to common stockholders – pro forma	0.34	0.30

Assets Held for Sale

At March 31, 2013, we had two SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.0 million.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 13 fixed-rate mortgages on 32 long-term care facilities and one construction mortgage on one facility currently under construction.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, which are operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of March 31, 2013, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgage properties are generally cross-collateralized with the master lease agreement.

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

NOTE 3 – CONCENTRATION OF RISK

As of March 31, 2013, our portfolio of real estate investments consisted of 479 healthcare facilities, located in 34 states and operated by 46 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $3.3 billion at March 31, 2013, with approximately 99% of our real estate investments related to long-term care facilities.  This portfolio is made up of 418 SNFs, 16 ALFs, 11 specialty facilities, fixed rate mortgages on 32 SNFs, and two SNFs that are held-for-sale.  At March 31, 2013, we also held miscellaneous investments of approximately $48.5 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2013, we had investments with two operators and/or managers that exceeded 10% of our total investment: (i) Genesis Healthcare (“Genesis”) (11%), and (ii) CommuniCare Health Services, Inc. (“CommuniCare”) (10%).  The three states in which we had our highest concentration of investments were Florida (18%), Ohio (11%) and Indiana (10%) at March 31, 2013.

For the three-month period ended March 31, 2013, our revenues from operations totaled $101.8 million, of which approximately $13.8 million were from Genesis (14%) and $11.1 million from CommuniCare (11%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended March 31, 2013.

NOTE 4 – DIVIDENDS

Common Dividends

On April 16, 2013, the Board of Directors declared a common stock dividend of $0.46 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 15, 2013 to common stockholders of record on April 30, 2013.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  As of March 31, 2013, the TRS had a net operating loss carry-forward of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as of March 31, 2013.

NOTE 6 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- month periods ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Stock-based compensation expense	$1,452	$1,485

Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees. In each of January 2012 and 2013, we granted an additional 124,244 PRSUs to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of March 31, 2013, no shares of restricted stock have vested under these restricted stock awards.

Performance Restricted Stock Units

Effective January 1, 2011, we awarded three types of PRSUs to the six employees: (i) 124,244 annual total shareholder return (“TSR”) PRSUs for the year ended December 31, 2011 (“2011 Annual TSR PRSUs”); (ii) 279,550 multi-year absolute TSR PRSUs and (iii) 93,183 multi-year relative TSR PRSUs.  On January 1, 2012 and 2013, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2012 and 2013 (the “2012 Annual TSR PRSUs” and the “2013 Annual TSR PRSUs”).

Annual TSR PRSUs

The number of shares earned under the annual TSR PRSUs depends generally on the level of achievement of TSR for the year.  The annual TSR PRSUs vest on December 31 of the year, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  The 2011 Annual TSR PRSUs were forfeited because the required TSR for 2011 was not achieved.  The performance requirement for the 2012 Annual TSR PRSUs was achieved and the 124,244 shares vested and were distributed to the employees at December 31, 2012.  As of March 31, 2013, the 2013 annual TSR PRSUs have not been earned.

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

As of March 31, 2013, none of the PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of March 31, 2013 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$2.4
2013 Annual PRSUs	124,244	$8.92	1.1	12	0.8
Multi-year absolute TSR PRSUs	279,550	$11.06	3.1	44	1.1
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	44	0.4
Total	925,480	$14.93	$14.9		$4.7

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees.

Director Restricted Stock Grants

As of March 31, 2013, we had 21,957 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of March 31, 2013, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.3 million.

NOTE 7 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

	Maturity	Current Rate	March 31, 2013	December 31, 2012
			(in thousands)
Secured borrowings:
HUD Berkadia mortgages assumed June 2010 (1)	2036 - 2040	6.61%	$62,515	$62,921
HUD Capital Funding mortgages assumed June 2010 (1)	2040 - 2045	4.85%	130,332	130,887
HUD mortgages assumed October 2011 (1)	2036 - 2040	4.87%	31,782	31,991
HUD mortgages assumed December 2011(1)	2044	3.06%	59,355	58,884
HUD mortgages assumed December 2012(1)	2031 - 2045	5.50%	81,444	81,855
Total secured borrowings			365,428	366,538

Unsecured borrowings:
Revolving line of credit	2016	-	$—	$158,000
Term Loan	2017	1.95%	200,000	100,000
			200,000	258,000

2020 Notes	2020	7.50%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
2024 Notes	2024	5.875%	400,000	400,000
Subordinated debt	2021	9.00%	21,008	21,049
			1,196,008	1,196,049
Premium - net			4,258	4,345
Total unsecured borrowings			1,400,266	1,458,394
Totals – net			$1,765,694	$1,824,932
(1)	Reflects the weighted average annual interest rate on the mortgages.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2012 and March 31, 2013, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Agreements

We have a $700 million unsecured credit facility that we entered into on December 6, 2012, comprised of a $500 million unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured, deferred draw term loan facility (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).

The 2012 Credit Facilities include an “accordion feature” that permits us to expand its borrowing capacity by a combined $300 million, to a total of $1 billion.

At March 31, 2013, we had no borrowings and no letters of credit outstanding under the 2012 Revolving Credit Facility.  The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.  The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).

At March 31, 2013, the full $200 million was outstanding under the 2012 Term Loan Facility.  The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  The 2012 Term Loan Facility matures on December 6, 2017.

HUD Mortgage Debt Refinancing

On March 26, 2013, we refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million including closing costs that were added to the outstanding balance.  The annual interest rate for the refinanced debt decreased from 5.55% to approximately 3.06%, with the term of the refinanced mortgages remaining unchanged.  For the three months ended March 31, 2013, we paid off a total of $58.9 million, including routine principal payments on the 12 Arkansas mortgage debts.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 ESP”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).  Under the terms of the 2013 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $250 million.  Sales of the shares will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2013 Agreement.  We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the 2013 Agreements.  No assurance can be given that we will sell any shares under the 2013 Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.

For the three months ended March 31, 2013, we sold 1.5 million shares under the 2013 ESP, at an average price of $29.41 per share, generating gross proceeds of approximately $42.8 million, before $0.9 million of commissions.  Of the 1.5 million shares that we sold during the quarter, 0.6 million shares, representing gross proceeds of approximately $18.0 million had a settlement date in April 2013. We included net proceeds of $17.6 million as a receivable in other assets at March 31, 2013 with a corresponding increase in equity.

Termination of $245 Million Equity Shelf Program

On March 18, 2013, we terminated our $245 million Equity Shelf Program (the “2012 ESP”) that we entered into with several financial institutions on June 19, 2012.  For the three months ended March 31, 2013, we issued approximately 1.0 million shares under the 2012 ESP at an average price of $28.29 per share, generating gross proceeds of approximately $27.8 million, before $0.6 million commissions.

Since inception of the 2012 ESP, we have sold a total of 3.6 million shares of common stock generating total gross proceeds of $91.4 million under the program, before $1.9 million of commissions.  As a result of the termination of the 2012 ESP, no additional shares were issued under the 2012 ESP.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2013, approximately 1.3 million shares of our common stock at an average price of $27.63 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $36.3 million.

NOTE 8 – FINANCIAL INSTRUMENTS

At March 31, 2013 and December 31, 2012, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$25,611	$25,611	$1,711	$1,711
Restricted cash	34,377	34,377	36,660	36,660
Mortgage notes receivable – net	240,551	238,145	238,621	235,705
Other investments – net	48,537	45,427	47,339	44,077
Totals	$349,076	$343,560	$324,331	$318,153
Liabilities:
Revolving line of credit	$—	$—	$158,000	$158,000
Term loan	200,000	200,000	100,000	100,000
7.50% Notes due 2020 – net	197,632	253,145	197,546	252,363
6.75% Notes due 2022 – net	581,626	732,702	581,799	724,240
5.875% Notes due 2024 – net	400,000	437,027	400,000	441,761
HUD debt	365,428	412,821	366,538	433,803
Subordinated debt	21,008	27,771	21,049	27,896
Totals	$1,765,694	$2,063,466	$1,824,932	$2,138,063

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our 2012 Annual Report on Form 10-K).  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

NOTE 10 – EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income	$38,120	$26,084
Numerator for net income available to common per share - basic and diluted	$38,120	$26,084
Denominator:
Denominator for basic earnings per share	112,782	103,754
Effect of dilutive securities:
Restricted stock	714	241
Deferred stock	26	17
Denominator for diluted earnings per share	113,522	104,012

Earnings per share – basic:
Net income – basic	$0.34	$0.25
Earnings per share – diluted:
Net income – diluted	$0.34	$0.25

NOTE 11 – CONSOLIDATING FINANCIAL STATEMENTS

As of March 31, 2013, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022 and (iii) $400 million 5.875% Senior Notes due 2024, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.  As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries we acquired from CapitalSource subject to HUD indebtedness.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” 20 subsidiaries we acquired subject to HUD indebtedness, of which five subsidiaries were removed in July 2012 due to the retirement of the HUD related mortgages.  During the fourth quarter of 2012, we designated as “unrestricted subsidiaries” eight subsidiaries we acquired subject to HUD indebtedness.

For the three months ended March 31, 2013 and 2012, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  On March 26, 2013, the non-guarantor subsidiaries refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million. The refinanced amount included $58.9 million related to retiring the old HUD debt and $0.5 million of closing costs that were added to the new (refinanced) HUD debt.  In addition, the non-guarantor subsidiaries also made $1.1 million of routine principal payments during the three months ended March 31, 2013.  For the three-month period ended March 31, 2013, the non-guarantor subsidiaries have not engaged in investing or financing activities other than the refinancing activity and routine principal payments.  For the three-month period ended March 31, 2012, the non-guarantor subsidiaries have not engaged in investing or financing activities other than the principal payment of $1.0 million for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary and non-subsidiary guarantors of our outstanding senior notes are 100% owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	March 31, 2013
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated
Real estate properties
Land and buildings	$2,475,194	$571,611	$—	$3,046,805
Less accumulated depreciation	(560,768)	(51,534)	—	(612,302)
Real estate properties – net	1,914,426	520,077	—	2,434,503
Mortgage notes receivable – net	240,551	—	—	240,551
	2,154,977	520,077	—	2,675,054
Other investments – net	48,537	—	—	48,537
	2,203,514	520,077	—	2,723,591
Assets held for sale – net	1,020	—	—	1,020
Total investments	2,204,534	520,077	—	2,724,611

Cash and cash equivalents	25,611	—	—	25,611
Restricted cash	6,675	27,702	—	34,377
Accounts receivable – net	122,435	7,823	—	130,258
Investment in affiliates	159,319	—	(159,319)	—
Other assets	54,004	35,780	—	89,784
Total assets	$2,572,578	$591,382	$(159,319)	$3,004,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$200,000	$—	$—	$200,000
Secured borrowings	—	365,428	—	365,428
Unsecured borrowings – net	1,179,258	21,008	—	1,200,266
Accrued expenses and other liabilities	87,566	45,627	—	133,193
Intercompany payable	—	134,788	(134,788)	—
Total liabilities	1,466,824	566,851	$(134,788)	$1,898,887

Stockholders’ equity:
Common stock	11,615	—	—	11,615
Common stock – additional paid-in-capital	1,771,374	—	—	1,771,374
Cumulative net earnings	792,248	24,531	(24,531)	792,248
Cumulative dividends paid	(1,469,483)	—	—	(1,469,483)
Total stockholders’ equity	1,105,754	24,531	$(24,531)	1,105,754
Total liabilities and stockholders’ equity	$2,572,578	$591,382	$(159,319)	3,004,641

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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$77,641	$15,468	$-	$93,109
Mortgage interest income	7,346	-	-	7,346
Other investment income – net	1,306	-	-	1,306
Total operating revenues	86,293	15,468	-	101,761

Expenses
Depreciation and amortization	25,575	6,384	-	31,959
General and administrative	5,082	115	-	5,197
Acquisition costs	134	-	-	134
Total operating expenses	30,791	6,499	-	37,290

Income before other income and expense	55,502	8,969	-	64,471
Other income (expense):
Interest income	(5)	8	-	3
Interest expense	(20,774)	(4,898)	-	(25,672)
Interest – amortization of deferred financing costs	(682)	-	-	(682)
Equity in earnings	4,079	-	(4,079)	-
Total other expense	(17,382)	(4,890)	(4,079)	(26,351)

Net income available to common stockholders	$38,120	$4,079	$(4,079)	$38,120

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$63,964	$12,011	$-	$75,975
Mortgage interest income	7,336	-	-	7,336
Other investment income – net	1,130	-	-	1,130
Miscellaneous	74	-	-	74
Total operating revenues	72,504	12,011	-	84,515

Expenses
Depreciation and amortization	21,899	5,248	-	27,147
General and administrative	5,414	112	-	5,526
Acquisition costs	105	-	-	105
Impairment loss on real estate properties	272	-	-	272
Total operating expenses	27,690	5,360	-	33,050

Income before other income and expense	44,814	6,651	-	51,465
Other income (expense):
Interest income	-	7	-	7
Interest expense	(19,107)	(3,860)	-	(22,967)
Interest – amortization of deferred financing costs	(629)	-	-	(629)
Interest – refinancing costs	(7,108)	-	-	(7,108)
Equity in earnings	2,798	-	(2,798)	-
Total other expense	(24,046)	(3,853)	(2,798)	(30,697)

Income before gain on assets sold	20,768	2,798	(2,798)	20,768
Gain on assets sold – net	5,316	-	-	5,316
Net income available to common stockholders	$26,084	$2,798	$(2,798)	$26,084

NOTE 12 – SUBSEQUENT EVENTS

$25 Million Mezzanine Loan

In May 2013, we invested in a $24.7 million mezzanine loan with a third party.  The loan bears interest at 12% per annum and matures in December 2017.

HUD Loans Payoff

During the second quarter of 2013, we notified Berkadia of our intent to retire the HUD Berkadia mortgages.  We anticipate using approximately $51.1 million in funds borrowed from our 2012 Credit Facility to repay the contractual portion of the HUD Berkadia Mortgages.  We also anticipate accelerating the amortization of the $11.4 million of premium associated with the HUD Berkadia mortgages.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement.  This document contains forward-looking statements within the meaning of the federal securities laws.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2012, and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Our portfolio of investments at March 31, 2013, consisted of 479 healthcare facilities (including two facilities classified as held for sale), located in 34 states and operated by 46 third-party operators.  Our gross investment in these facilities totaled approximately $3.3 billion at March 31, 2013, with 99% of our real estate investments related to long-term healthcare facilities.  This portfolio is made up of (i) 418 SNFs, (ii) 16 assisted living facilities (“ALFs”), (iii) 11 specialty facilities, (iv) fixed rate mortgages on 32 SNFs and (v) two SNFs that are held for sale.  At March 31, 2013, we also held other investments of approximately $48.5 million, consisting primarily of secured loans to third-party operators of our facilities.

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega and (iii) TC Healthcare, a variable interest entity (“VIE”) that we consolidate as the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Taxation

We have elected to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  For further information, see “Taxation” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2012.

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

On June 28, 2012, the U.S. Supreme Court upheld all of the Healthcare Reform Law except for the requirement that states expand Medicaid beginning in 2014. However, the Healthcare Reform Law and the implementation thereof continue to receive challenge and scrutiny from Congress, state attorneys general and legislators, and private individuals and organizations.  For example, several congressional bills and budget proposals have sought to repeal or change certain provisions of the law.

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

Under the Healthcare Reform Law, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014.  The federal government will pay the entire cost for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016).  In 2017, the federal share declines to 95%; in 2018, to 94%; in 2019, to 93%; and in 2020 and subsequent years, to 90%.  States may delay Medicaid expansion after 2014 but the federal payment rates will be less.  However, on June 28, 2012, the Supreme Court issued its opinion in National Federation of Independent Business v. Sebellius, which stated that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs.  Currently, all but 25 states have decided to expand, although most states are involved in a variety of legislative proposals. The U.S. Department of Health and Human Services has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges.

Medicare.  For the federal fiscal year 2013, CMS has announced that it will increase SNF payment rates by 1.8% (2.5% market basket update minus 0.7% productivity adjustment), which amounts to an estimated $670 million increase in payments to SNFs beginning October 1, 2012.  Provisions contained in the American Taxpayer Relief Act (ATRA) of 2012, known colloquially as the fiscal cliff deal, will reduce Medicare payments to SNFs by an estimated $600 million during 2012 to 2022.  It also reduces payments for multiple procedures or therapies provided on the same day, which will result in approximately $1.8 billion savings to Medicare over the next 10 years, which will impact SNFs as well.  Under the ATRA, sequestration cuts impacting domestic and defense spending became effective March 1, 2013.  Although Medicaid is exempted from the sequestration cuts, they  include a 2% cut in payments to Medicare providers and suppliers.

The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012 and extended the Medicare Part B Outpatient Therapy Cap Exceptions Process through December 31, 2012.  The statutory Medicare Part B outpatient cap for occupational therapy is $1,900 for 2013, and the combined cap for physical therapy and speech therapy is also $1,900 for 2013.  These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits.  Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2012.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2012 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2013 and 2012

Operating Revenues

Our operating revenues for the three months ended March 31, 2013, totaled $101.8 million, an increase of $17.2 million over the same period in 2012.  The $17.2 million increase was primarily the result of additional rental income associated with new acquisitions made throughout 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2013, totaled $37.3 million, an increase of approximately $4.2 million over the same period in 2012.  The increase was primarily due to an increase of $4.8 million of depreciation and amortization associated with new acquisitions made throughout 2012, offset by (i) a decrease of $0.3 million in general and administrative expense and (ii) $0.3 million impairment charge for two held-for-sale facilities that were sold in 2012.

Other Income (Expense)

For the three months ended March 31, 2013, total other expenses were $26.4 million, a decrease of approximately $4.3 million over the same period in 2012.  The decrease was primarily the result of the 2012 refinancing costs offset by an increase of approximately $2.7 million in interest expense due to an increase in borrowings outstanding, including debt assumed or incurred to finance 2012 acquisitions.  The 2012 refinancing costs related to the following: (i) $4.5 million prepayment penalties, (ii) $2.2 million deferred costs write-off and (iii) approximately $0.4 million expenses associated with the tender offer and redemption of our $175 million 7% 2016 Notes in the first quarter of 2012.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2013, was $70.1 million, compared to $48.2 million, for the same period in 2012.

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

The following table presents our FFO results for the three- months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Net income available to common stockholders	$38,120	$26,084
Deduct gain from real estate dispositions	—	(5,316)
Sub-total	38,120	20,768
Elimination of non-cash items included in net income:
Depreciation and amortization	31,959	27,147
Add back impairments on real estate properties	—	272
Funds from operations available to common stockholders	$70,079	$48,187

Portfolio and Recent Developments

During the first quarter of 2013, we did not acquire any facilities.

Assets Held for Sale

At March 31, 2013, we had two SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.0 million.

Liquidity and Capital Resources

At March 31, 2013, we had total assets of $3.0 billion, stockholders’ equity of $1.1 billion and debt of $1.8 billion, representing approximately 61.5% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2012 and March 31, 2013, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Agreements

We have a $700 million unsecured credit facility that we entered into on December 6, 2012, comprised of a $500 million unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured, deferred draw term loan facility (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).

The 2012 Credit Facilities include an “accordion feature” that permits us to expand its borrowing capacity by a combined $300 million, to a total of $1 billion.

At March 31, 2013, we had no borrowings and no letters of credit outstanding under the 2012 Revolving Credit Facility. The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.  The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).

At March 31, 2013, the full $200 million was outstanding under the 2012 Term Loan Facility.  The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  At March 31, 2013, we borrowed the full $200 million under the 2012 Term Loan Facility.  The 2012 Term Loan Facility matures on December 6, 2017.

HUD Loans Payoff

During the second quarter of 2013, we notified Berkadia of our intent to retire the HUD Berkadia mortgages.  We anticipate using approximately $51.1 million in funds borrowed from our 2012 Credit Facility to repay the contractual portion of the HUD Berkadia Mortgages.  We also anticipate accelerating the amortization of the $11.4 million of premium associated with the HUD Berkadia mortgages.

HUD Mortgage Debt Refinancing

On March 26, 2013, we refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million including closing costs that were added to the outstanding balance.  The annual interest rate for the refinanced debt decreased from 5.55% to approximately 3.06%, with the term of the refinanced mortgages remaining unchanged.  For the three months ended March 31, 2013, we paid off a total of $58.9 million, including routine principal payments on the 12 Arkansas mortgage debts.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 ESP”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).  Under the terms of the 2013 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $250 million.  Sales of the shares will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager.  We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2013 Agreement.  We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the 2013 Agreements.  No assurance can be given that we will sell any shares under the 2013 Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.

For the three months ended March 31, 2013, we sold 1.5 million shares under the 2013 ESP, at an average price of $29.41 per share, generating gross proceeds of approximately $42.8 million, before $0.9 million of commissions.  Of the 1.5 million shares that we sold during the quarter, 0.6 million shares, representing gross proceeds of approximately $18.0 million had a settlement date in April 2013. We included net proceeds of $17.6 million as a receivable in other assets at March 31, 2013 with a corresponding increase in equity.

Termination of $245 Million Equity Shelf Program

Also on March 18, 2013, we terminated our $245 million Equity Shelf Program (the “2012 ESP”) that we entered into with several financial institutions on June 19, 2012.  For the three months ended March 31, 2013, we issued approximately 1.0 million shares under the 2012 ESP at an average price of $28.29 per share, generating gross proceeds of approximately $27.8 million, before $0.6 million commissions.

Since inception of the 2012 ESP, we have sold a total of 3.6 million shares of common stock generating total gross proceeds of $91.4 million under the program, before $1.9 million of commissions.  As a result of the termination of the 2012 ESP, no additional shares were issued under the 2012 ESP.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2013, approximately 1.3 million shares of our common stock at average of $27.63 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $36.3 million.

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

For the three- months ended March 31, 2013, we paid total dividends of $50.6 million.

On April 16, 2013, the Board of Directors declared a common stock dividend of $0.46 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 15, 2013 to common stockholders of record on April 30, 2013.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2012 Credit Facilities and expected proceeds from mortgage payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $25.6 million as of March 31, 2013, an increase of $23.9 million as compared to the balance at December 31, 2012.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Net cash flow from operating activities generated $57.6 million for the three months ended March 31, 2013, as compared to $49.5 million for the same period in 2012, an increase of $8.1 million.  The increase was primarily due to the additional cash flow from the facilities acquired and leased throughout 2012.

Investing Activities – Net cash flow from investing activities was an outflow of $11.5 million for the three months ended March 31, 2013, as compared to an inflow of $10.0 million for the same period in 2012.  The $21.5 million change in investing activities relates primarily to (i) a net cash outflow of $1.2 million from other investments – net in the first quarter of 2013, (ii) an additional $0.7 million investment in mortgage loans compared to the same period in 2012 and (iii) an additional $0.3 million investments in capital improvements projects compared to the same period in 2012.  Offsetting increases of the cash outflow were: (i) $14.1 million in proceeds from the sale of real estate in the first quarter of 2012, (ii) $1.9 million purchase of land in the first quarter of 2012 and (iii) a net cash inflow of $7.0 million from other investments – net in the first quarter of 2012.

Financing Activities – Net cash flow from financing activities was an outflow of $22.2 million for the three months ended March 31, 2013 as compared to an outflow of $57.2 million for the same period in 2012.  The $35.0 million decrease in cash outflow from financing activities was primarily a result of: (i) a net payment of $58 million on the 2012 Credit Facility during the first quarter of 2013 compared to $245.5 million of net payment on the 2011 Credit Facility for the same period in 2012; (ii) $59.4 million proceeds from HUD debt refinancing during the first quarter of 2013 compared to the issuance of our $400 million 2024 Notes in March 2012; (iii) a $60.0 million HUD mortgages payoff including routine HUD debt principal payments during the first quarter of 2013 compared to $175.0 million tender offer and redemption payments for our $175 million 2016 Notes and $1.0 million in routine HUD debt principal payments in the first quarter of 2012; (iv) a decrease in net payment of $11.7 million in deferred financing and refinancing costs in the first quarter of 2013 compared to the same period of 2012 primarily associated with (a) the tender offer and redemption of our $175 million 2016 Notes in the first quarter of 2012 and (b) the issuance of our $400 million 2024 Notes in the first quarter of 2012.  Offsetting these decreases were (i) an increase in net proceeds of $22.1 million from our dividend reinvestment plan during the first quarter of 2013 compared to the same period in 2012; (ii) an increase in net proceeds of $46.3 million from our common stock issued through our Equity Shelf Program during the first quarter of 2013 compared to the same period in 2012; (iii) an increase in dividend payments of $8.0 million related to an increase in number of shares outstanding and an increase of $0.04 per share in the dividends in the first quarter of 2013 compared to the same period in 2012.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under  Item 7A of our annual report on Form 10-K for the year ended December 31, 2012.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2012, with the Securities and Exchange Commission on February 28, 2013, which sets forth our risk factors in Item 1A therein.  We have not experienced any material changes from the risk factors previously described therein.

Item 6–Exhibits

Exhibit No.
10.1
Form of Equity Distribution Agreement, dated March 18, 2013, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC,  RBC Capital Markets, LLC, RBS Securities Inc., Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and UBS Securities LLC. (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed March 19, 2013).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: May 9, 2013	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 9, 2013	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer