Form 10-Q
period 2013-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2013-08-05
CIK 888491

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes   ☒                                           No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2013.

Common Stock, $.10 par value	117,155,264
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$3,051,363	$3,038,553
Less accumulated depreciation	(643,514)	(580,373)
Real estate properties – net	2,407,849	2,458,180
Mortgage notes receivable – net	241,254	238,621
	2,649,103	2,696,801
Other investments – net	74,646	47,339
	2,723,749	2,744,140
Assets held for sale – net	1,020	1,020
Total investments	2,724,769	2,745,160

Cash and cash equivalents	7,039	1,711
Restricted cash	40,127	36,660
Accounts receivable – net	138,059	125,180
Other assets	69,802	73,294
Total assets	$2,979,796	$2,982,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$5,000	$158,000
Term loan	200,000	100,000
Secured borrowings	301,526	366,538
Unsecured borrowings – net	1,200,139	1,200,394
Accrued expenses and other liabilities	135,835	145,744
Total liabilities	1,842,500	1,970,676

Stockholders’ equity:
Common stock $.10 par value 200,000 shares authorized –– 117,152 shares as of June 30, 2013 and 112,393 as of December 31, 2012 issued and outstanding	11,715	11,239
Common stock – additional paid-in capital	1,807,201	1,664,855
Cumulative net earnings	841,306	754,128
Cumulative dividends paid	(1,522,926)	(1,418,893)
Total stockholders’ equity	1,137,296	1,011,329
Total liabilities and stockholders’ equity	$2,979,796	$2,982,005

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Rental income	$93,069	$75,228	$186,178	$151,203
Mortgage interest income	7,435	7,404	14,781	14,740
Other investment income – net	1,860	1,165	3,166	2,295
Miscellaneous	151	28	151	102
Total operating revenues	102,515	83,825	204,276	168,340

Expenses
Depreciation and amortization	32,225	27,199	64,184	54,346
General and administrative	5,483	4,954	10,680	10,480
Acquisition costs	9	98	143	203
Impairment loss on real estate properties	-	-	-	272
Provisions for uncollectible mortgages, notes and accounts receivable	65	-	65	-
Total operating expenses	37,782	32,251	75,072	65,301

Income before other income and expense	64,733	51,574	129,204	103,039
Other income (expense)
Interest income	14	9	17	16
Interest expense	(24,952)	(24,009)	(50,624)	(46,976)
Interest – amortization of deferred financing costs	(698)	(668)	(1,380)	(1,297)
Interest – refinancing gain (costs)	11,112	1,698	11,112	(5,410)
Total other expense	(14,524)	(22,970)	(40,875)	(53,667)

Income before gain on assets sold	50,209	28,604	88,329	49,372
(Loss) gain on assets sold – net	(1,151)	1,968	(1,151)	7,284
Net income available to common stockholders	$49,058	$30,572	$87,178	$56,656

Income per common share available to common shareholders:
Basic:
Net income	$0.42	$0.29	$0.76	$0.54
Diluted:
Net income	$0.42	$0.29	$0.76	$0.54

Dividends declared and paid per common share	$0.46	$0.42	$0.91	$0.83

Weighted-average shares outstanding, basic	116,199	105,717	114,491	104,736
Weighted-average shares outstanding, diluted	117,022	106,033	115,273	105,023

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2012 (112,393 common shares)	$11,239	$1,664,855	$754,128	$(1,418,893)	$1,011,329
Issuance of common stock:
Grant of restricted stock to company directors (15 shares at $30.33 per share)	2	(2)	—	—	—
Amortization of restricted stock	—	2,883	—	—	2,883
Dividend reinvestment plan (1,462 shares at $28.46 per share)	146	41,442	—	—	41,588
Grant of stock as payment of directors fees (3 shares at an average of $32.17 per share)	—	87	—	—	87
Equity Shelf Program (3,279 shares at $30.69 per share, net of issuance costs)	328	97,936	—	—	98,264
Net income	—	—	87,178	—	87,178
Common dividends ($0.91 per share)	—	—	—	(104,033)	(104,033)
Balance at June 30, 2013 (117,152 common shares)	$11,715	$1,807,201	$841,306	$(1,522,926)	$1,137,296

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$87,178	$56,656
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,184	54,346
Impairment on real estate properties	—	272
Provision for uncollectible mortgages, notes and accounts receivable	65	—
Amortization of deferred financing and debt extinguishment (gain)/costs	(9,732)	6,707
Restricted stock amortization expense	2,924	2,971
Loss (gain) on assets sold – net	1,151	(7,284)
Amortization of acquired in-place leases - net	(2,503)	(2,852)
Other	—	(75)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	147	370
Straight-line rent	(13,702)	(13,120)
Lease inducement	1,685	1,684
Effective yield receivable on mortgage notes	(1,074)	(1,113)
Other operating assets and liabilities	(8,995)	(4,138)
Net cash provided by operating activities	121,328	94,424
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	—	(26,922)
Placement of mortgage loans	(2,869)	(4,955)
Proceeds from sale of real estate investments	2,288	22,006
Capital improvements to real estate investments	(17,307)	(14,207)
Proceeds from other investments	2,942	10,040
Investments in other investments	(30,248)	(3,558)
Collection of mortgage principal	237	243
Net cash used in investing activities	(44,957)	(17,353)
Cash flows from financing activities
Proceeds from credit facility borrowings	201,000	92,000
Payments on credit facility borrowings	(254,000)	(362,500)
Receipts of other long-term borrowings	59,355	400,000
Payments of other long-term borrowings	(112,208)	(188,674)
Payments of financing related costs	(1,032)	(12,920)
Receipts from dividend reinvestment plan	41,588	68,976
Net proceeds from issuance of common stock	98,264	15,574
Dividends paid	(104,010)	(87,017)
Net cash used in financing activities	(71,043)	(74,561)

Increase in cash and cash equivalents	5,328	2,510
Cash and cash equivalents at beginning of period	1,711	351
Cash and cash equivalents at end of period	$7,039	$2,861
Interest paid during the period, net of amounts capitalized	$51,397	$46,323

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for Omega have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.  We have evaluated all subsequent events through the date of the filing of this Form 10-Q. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the footnotes thereto included in our latest Annual Report on Form 10-K.

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

A summary of our net receivables by type is as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)

Contractual receivables	$3,757	$3,963
Effective yield interest receivables	4,650	3,576
Straight-line receivables	112,610	98,973
Lease inducements	17,622	19,307
Allowance	(580)	(639)
Accounts receivable – net	$138,059	$125,180

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

Leased Property

Our leased real estate properties, represented by 417 SNFs, 16 assisted living facilities (“ALFs”) and 11 specialty facilities at June 30, 2013, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

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

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amount, unaudited)

Revenues	$102,515	$97,331	$204,276	$195,352
Net income available to common stockholders	$49,058	$36,178	$87,178	$67,868

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.42	$0.29	$0.76	$0.54
Net income available to common stockholders – pro forma	$0.42	$0.34	$0.76	$0.65

Assets Sold or Assets Held for Sale

Assets Sold

In the three-month period ended June 30, 2013, we sold one facility in Texas for total cash proceeds of $2.2 million, resulting in a $1.2 million loss.  Also, in April 2013, we sold a parcel of undeveloped land to a third party for approximately $0.1 million.

Assets Held for Sale

At June 30, 2013, we had two SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.0 million.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 14 fixed-rate mortgages on 33 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, which are operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of June 30, 2013, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgage properties are generally cross-collateralized with the master lease agreement with the same operator.

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

NOTE 3 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)

Other Investment note due 2015	$2,418	$2,518
Other Investment notes due 2021 - 2023	12,061	9,775
Other Investment note due 2013	559	1,018
Other Investment note due 2014	438	812
$28.0 Million Other Investment note due 2017	25,250	26,500
$6.0 Million Other Investment note due 2013	5,439	3,450
Other Investment note due 2013	-	261
$1.3 Million Other Investment note due 2017	965	425
$25.0 Million Other Investment note due 2017	24,936	-
Notes receivable, gross(1)	72,066	44,759
Allowance for loss on notes receivable	(1,977)	(1,977)
Notes receivable, net	70,089	42,782

Marketable securities and other	4,557	4,557
Total other investments	$74,646	$47,339
(1)	The majority of these notes bear interest at approximately 10% annually.

$25 million Other Investment note due 2017

On May 2, 2013, we invested $24.9 million in a mezzanine loan with a third party.  The loan bears interest at 12% per annum and matures in December 2017.

NOTE 4 – CONCENTRATION OF RISK

As of June 30, 2013, our portfolio of real estate investments consisted of 480 healthcare facilities, located in 34 states and operated by 47 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $3.3 billion at June 30, 2013, with approximately 99% of our real estate investments related to long-term care facilities.  Our portfolio is made up of 417 SNFs, 16 ALFs, 11 specialty facilities, fixed rate mortgages on 33 SNFs and three SNFs that are closed/held-for-sale.  At June 30, 2013, we also held miscellaneous investments of approximately $74.6 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2013, we had investments with two operators and/or managers that exceeded 10% of our total investment: (i) Genesis Healthcare (“Genesis”) (11%), and (ii) CommuniCare Health Services, Inc. (“CommuniCare”) (10%).  The three states in which we had our highest concentration of investments were Florida (18%), Ohio (11%) and Indiana (10%) at June 30, 2013.

For the three-month period ended June 30, 2013, our revenues from operations totaled $102.5 million, of which approximately $13.8 million were from Genesis (13%) and $11.1 million were from CommuniCare (11%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended June 30, 2013.

For the six-month period ended June 30, 2013, our revenues from operations totaled $204.3 million, of which approximately $27.6 million were from Genesis (14%) and $22.2 million were from CommuniCare (11%).  No other operator generated more than 10% of our revenues from operations for the six-month period ended June 30, 2013.

NOTE 5 – DIVIDENDS

Common dividends

On July 16, 2013, the Board of Directors declared a common stock dividend of $0.47 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter.  The common dividends are to be paid August 15, 2013 to common stockholders of record on July 31, 2013.

On April 16, 2013, the Board of Directors declared a common stock dividend of $0.46 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid May 15, 2013 to common stockholders of record on April 30, 2013.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  As of June 30, 2013, the TRS had a net operating loss carry-forward of $1.1 million.  The loss carry-forward is fully reserved with a valuation allowance as of June 30, 2013.

NOTE 7 – STOCK-BASED COMPENSATION

On June 6, 2013, at our Company’s Annual Meeting, our stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which amended and restated the Company’s 2004 Stock Incentive Plan. The 2013 Plan is a comprehensive incentive compensation plan that allows for various types of equity-based compensation, including restricted stock units (including performance-based restricted stock units), stock awards, deferred restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights and certain cash-based awards (including performance-based cash awards).  The 2013 Plan increased the number of shares reserved for issuance for compensation purposes by 3,000,000.

The following is a summary of our stock-based compensation expense for the three- and six- month periods ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Stock-based compensation expense	$1,472	$1,486	$2,924	$2,971

Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees. In each of January 2012 and 2013, we granted an additional 124,244 PRSUs to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of June 30, 2013, no shares of restricted stock have vested under these restricted stock awards.

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

Annual TSR PRSUs

The number of shares earned under the annual TSR PRSUs depends generally on the level of achievement of TSR for the year.  The annual TSR PRSUs vest on December 31 of the year, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  The 2011 Annual TSR PRSUs were forfeited because the required TSR for 2011 was not achieved.  The performance requirement for the 2012 Annual TSR PRSUs was achieved and the 124,244 shares vested and were distributed to the employees at December 31, 2012.  As of June 30, 2013, the 2013 annual TSR PRSUs have not been earned.

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

As of June 30, 2013, none of the PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of June 30, 2013 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$1.6
2013 Annual PRSUs	124,244	$8.92	1.1	12	0.6
Multi-year absolute TSR PRSUs	279,550	$11.06	3.1	44	0.9
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	44	0.3
Total	925,480	$14.93	$14.9		$3.4

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees.

Director Restricted Stock Grants

As of June 30, 2013, we had 43,457 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of June 30, 2013, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.6 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	June 30,	December 31,
	Maturity	Rate	2013	2012
			(in thousands)
Secured borrowings:
HUD Berkadia mortgages assumed June 2010	2036 - 2040	-	$—	$62,921
HUD Capital Funding mortgages assumed June 2010 (1)	2040 - 2045	4.85%	129,773	130,887
HUD mortgages assumed October 2011 (1)	2036 - 2040	4.87%	31,571	31,991
HUD mortgages assumed December 2011(1)	2044	3.06%	59,166	58,884
HUD mortgages assumed December 2012(1)	2031 - 2045	5.50%	81,016	81,855
Total secured borrowings			301,526	366,538

Unsecured borrowings:
Revolving line of credit	2016	1.69%	$5,000	$158,000
Term Loan	2017	1.94%	200,000	100,000
			205,000	258,000

2020 Notes	2020	7.50%	200,000	200,000
2022 Notes	2022	6.75%	575,000	575,000
2024 Notes	2024	5.875%	400,000	400,000
Subordinated debt	2021	9.00%	20,969	21,049
			1,195,969	1,196,049
Premium - net			4,170	4,345
Total unsecured borrowings			1,405,139	1,458,394
Totals – net			$1,706,665	$1,824,932
(1)	Reflects the weighted average annual interest rate on the mortgages.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2012 and June 30, 2013, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Agreements

We have a $700 million unsecured credit facility that we entered into on December 6, 2012, comprised of a $500 million unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured, term loan (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).

The 2012 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity thereunder by a combined $300 million, to a total of $1 billion.

At June 30, 2013, we had $5.0 million outstanding under the 2012 Revolving Credit Facility, and no letters of credit outstanding, leaving availability of $495 million.  The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.  The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).

At June 30, 2013, the full $200 million was outstanding under the 2012 Term Loan Facility.  The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  The 2012 Term Loan Facility matures on December 6, 2017.

HUD Loans Payoff

On May 31, 2013, we paid approximately $51.0 million to retire 11 mortgages guaranteed by U.S. Department of Housing and Urban Development (“HUD”) that were assumed in connection with our acquisition of certain subsidiaries of CapitalSource in June 2010. The retirement of the 11 HUD mortgages resulted in a net gain of approximately $11.1 million. The net gain included the write-off of approximately $11.3 million related to the premium for recording the debt at fair value at the time of the transaction offset by a prepayment fee of approximately $0.2 million.

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

For the three months ended June 30, 2013, we sold 0.8 million shares under the 2013 ESP, at an average price of $35.74 per share, generating gross proceeds of approximately $30.0 million, before $0.6 million of commissions.  For the six months ended June 30, 2013, we sold approximately 2.3 million shares under the 2013 ESP, at an average price of $31.72 per share, generating gross proceeds of approximately $72.8 million, before $1.5 million of commissions.

Termination of $245 Million Equity Shelf Program

On March 18, 2013, we terminated our $245 million Equity Shelf Program (the “2012 ESP”) that we entered into with several financial institutions on June 19, 2012.  For the three months ended March 31, 2013, we issued approximately 1.0 million shares under the 2012 ESP at an average price of $28.29 per share, generating gross proceeds of approximately $27.8 million, before $0.6 million of commissions.

Since inception of the 2012 ESP, we have sold a total of 3.6 million shares of common stock generating total gross proceeds of $91.4 million under the program, before $1.9 million of commissions.  As a result of the termination of the 2012 ESP, no additional shares were issued under the 2012 ESP.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended June 30, 2013, approximately 0.1 million shares of our common stock at an average price of $35.89 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $5.3 million.  For the six-month period ended June 30, 2013, approximately 1.5 million shares of our common stock at an average price of $28.46 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $41.6 million.

NOTE 9 – FINANCIAL INSTRUMENTS

At June 30, 2013 and December 31, 2012, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$7,039	$7,039	$1,711	$1,711
Restricted cash	40,127	40,127	36,660	36,660
Mortgage notes receivable – net	241,254	239,346	238,621	235,705
Other investments – net	74,646	71,596	47,339	44,077
Totals	$363,066	$358,108	$324,331	$318,153
Liabilities:
Revolving line of credit	$5,000	$5,000	$158,000	$158,000
Term loan	200,000	200,000	100,000	100,000
7.50% Notes due 2020 – net	197,718	228,267	197,546	252,363
6.75% Notes due 2022 – net	581,452	648,030	581,799	724,240
5.875% Notes due 2024 – net	400,000	424,311	400,000	441,761
HUD debt	301,526	304,041	366,538	433,803
Subordinated debt	20,969	25,118	21,049	27,896
Totals	$1,706,665	$1,834,767	$1,824,932	$2,138,063

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

●
Other investments:  Other investments are primarily comprised of: (i) notes receivable and (ii) an investment in a redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting.  The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).  The fair value of the investment in the unconsolidated business is estimated using quoted market value and considers the terms of the underlying arrangement (Level 3).

15

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income	$49,058	$30,572	$87,178	$56,656
Numerator for net income available to common per share - basic and diluted	$49,058	$30,572	$87,178	$56,656

Denominator:
Denominator for basic earnings per share	116,199	105,717	114,491	104,736
Effect of dilutive securities:
Restricted stock	786	299	750	270
Deferred stock	37	17	32	17
Denominator for diluted earnings per share	117,022	106,033	115,273	105,023

Earnings per share – basic:
Net income – basic	$0.42	$0.29	$0.76	$0.54
Earnings per share – diluted:
Net income – diluted	$0.42	$0.29	$0.76	$0.54

NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS

As of June 30, 2013, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022 and (iii) $400 million 5.875% Senior Notes due 2024, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes.

As of and prior to March 31, 2010, the non-subsidiary guarantors were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries we acquired from CapitalSource subject to HUD indebtedness.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” 20 subsidiaries we acquired subject to HUD indebtedness, of which five (5) subsidiaries were removed in July 2012 due to the retirement of the HUD related mortgages.  During the fourth quarter of 2012, we designated as “unrestricted subsidiaries” eight (8) subsidiaries we acquired subject to HUD indebtedness.

For the six months ended June 30, 2013 and 2012, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense. On March 26, 2013, the non-guarantor subsidiaries refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million. The refinanced amount included $58.9 million related to retiring the old HUD debt and $0.5 million of closing costs that were added to the new (refinanced) HUD debt.  On May 31, 2013, we retired 11 HUD mortgages of $62.3 million ($51.0 million related to the outstanding principal of the 11 HUD mortgages and $11.3 million related to the unamortized premium for marking the debt to market on the date the debt was assumed and $0.2 million in prepayment fees).   In addition, the non-guarantor subsidiaries also made $2.5 million of routine principal payments during the six months ended June 30, 2013.  For the six-month period ended June 30, 2012, the non-guarantor subsidiaries have not engaged in investing or financing activities other than the principal payment of $2.0 million for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary and non-subsidiary guarantors of our outstanding senior notes are 100% owned by Omega.

                The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	June 30, 2013
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,479,752	$571,611	$-	$3,051,363
Less accumulated depreciation	(585,589)	(57,925)	-	(643,514)
Real estate properties – net	1,894,163	513,686	-	2,407,849
Mortgage notes receivable – net	241,254	-	-	241,254
	2,135,417	513,686	-	2,649,103
Other investments – net	74,646	-	-	74,646
	2,210,063	513,686	-	2,723,749
Assets held for sale – net	1,020	-	-	1,020
Total investments	2,211,083	513,686	-	2,724,769

Cash and cash equivalents	7,039	-	-	7,039
Restricted cash	6,677	33,450	-	40,127
Accounts receivable – net	129,141	8,918	-	138,059
Investment in affiliates	222,047	-	(222,047)	-
Other assets	35,234	34,568	-	69,802
Total assets	$2,611,221	$590,622	$(222,047)	$2,979,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$5,000	$-	$-	$5,000
Term loan	200,000	-	-	200,000
Secured borrowings	-	301,526	-	301,526
Unsecured borrowings – net	1,179,170	20,969	-	1,200,139
Accrued expenses and other liabilities	89,755	46,080	-	135,835
Intercompany payable	-	181,624	(181,624)	-
Total liabilities	1,473,925	550,199	(181,624)	1,842,500

Stockholders’ equity:
Common stock	11,715	-	-	11,715
Common stock – additional paid-in capital	1,807,201	-	-	1,807,201
Cumulative net earnings	841,306	40,423	(40,423)	841,306
Cumulative dividends paid	(1,522,926)	-	-	(1,522,926)
Total stockholders’ equity	1,137,296	40,423	(40,423)	1,137,296
Total liabilities and stockholders’ equity	$2,611,221	$590,622	(222,047)	$2,979,796

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
 (in thousands, except per share amounts)

	December 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,466,866	$571,687	$—	$3,038,553
Less accumulated depreciation	(535,223)	(45,150)	—	(580,373)
Real estate properties – net	1,931,643	526,537	—	2,458,180
Mortgage notes receivable – net	238,621	—	—	238,621
	2,170,264	526,537	—	2,696,801
Other investments – net	47,339	—	—	47,339
	2,217,603	526,537	—	2,744,140
Assets held for sale – net	1,020	—	—	1,020
Total investments	2,218,623	526,537	—	2,745,160

Cash and cash equivalents	1,711	—	—	1,711
Restricted cash	7,078	29,582	—	36,660
Accounts receivable – net	118,473	6,707	—	125,180
Investment in affiliates	163,610	—	(163,610)	—
Other assets	38,224	35,070	—	73,294
Total assets	$2,547,719	$597,896	(163,610)	$2,982,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$158,000	$—	$—	$158,000
Term loan	100,000	—	—	100,000
Secured borrowings	—	366,538	—	366,538
Unsecured borrowings – net	1,179,345	21,049	—	1,200,394
Accrued expenses and other liabilities	99,045	46,699	—	145,744
Intercompany payable	—	143,158	(143,158)	—
Total liabilities	1,536,390	577,444	(143,158)	1,970,676

Stockholders’ equity:
Common stock	11,239	—	—	11,239
Common stock – additional paid-in-capital	1,664,855	—	—	1,664,855
Cumulative net earnings	754,128	20,452	(20,452)	754,128
Cumulative dividends paid	(1,418,893)	—	—	(1,418,893)
Total stockholders’ equity	1,011,329	20,452	(20,452)	1,011,329
Total liabilities and stockholders’ equity	$2,547,719	$597,896	$(163,610)	$2,982,005

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$77,602	$15,467	$-	$93,069	$155,243	$30,935	$-	$186,178
Mortgage interest income	7,435	-	-	7,435	14,781	-	-	14,781
Other investment income – net	1,860	-	-	1,860	3,166	-	-	3,166
Miscellaneous	151	-	-	151	151	-	-	151
Total operating revenues	87,048	15,467	-	102,515	173,341	30,935	-	204,276

Expenses
Depreciation and amortization	25,834	6,391	-	32,225	51,409	12,775	-	64,184
General and administrative	5,400	83	-	5,483	10,482	198	-	10,680
Acquisition costs	9	-	-	9	143	-	-	143
Provision for uncollectible mortgages, notes and accounts receivable	65	-	-	65	65	-	-	65
Total operating expenses	31,308	6,474	-	37,782	62,099	12,973	-	75,072

Income before other income and expense	55,740	8,993	-	64,733	111,242	17,962	-	129,204
Other income (expense):
Interest income	6	8	-	14	1	16	-	17
Interest expense	(20,736)	(4,216)	-	(24,952)	(41,510)	(9,114)	-	(50,624)
Interest – amortization of deferred financing costs	(693)	(5)	-	(698)	(1,375)	(5)	-	(1,380)
Interest – refinancing gain (costs)	-	11,112	-	11,112	-	11,112	-	11,112
Equity in earnings	15,892	-	(15,892)	-	19,971	-	(19,971)	-
Total other expense	(5,531)	6,899	(15,892)	(14,524)	(22,913)	2,009	(19,971)	(40,875)

Income before gain on assets sold	50,209	15,892	(15,892)	50,209	88,329	19,971	(19,971)	88,329
Loss on assets sold – net	(1,151)	-	-	(1,151)	(1,151)	-	-	(1,151)
Net income available to common stockholders	$49,058	$15,892	$(15,892)	$49,058	$87,178	$19,971	$(19,971)	$87,178

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$63,216	$12,012	$-	$75,228	$127,180	$24,023	$-	$151,203
Mortgage interest income	7,404	-	-	7,404	14,740	-	-	14,740
Other investment income – net	1,165	-	-	1,165	2,295	-	-	2,295
Miscellaneous	28	-	-	28	102	-	-	102
Total operating revenues	71,813	12,012	-	83,825	144,317	24,023	-	168,340

Expenses
Depreciation and amortization	21,889	5,310	-	27,199	43,788	10,558	-	54,346
General and administrative	4,829	125	-	4,954	10,243	237	-	10,480
Acquisition costs	98	-	-	98	203	-	-	203
Impairment loss on real estate properties	-	-	-	-	272	-	-	272
Total operating expenses	26,816	5,435	-	32,251	54,506	10,795	-	65,301

Income before other income and expense	44,997	6,577	-	51,574	89,811	13,228	-	103,039
Other income (expense):
Interest income	2	7	-	9	2	14	-	16
Interest expense	(20,137)	(3,872)	-	(24,009)	(39,244)	(7,732)	-	(46,976)
Interest – amortization of deferred financing costs	(668)	-	-	(668)	(1,297)	-	-	(1,297)
Interest – refinancing gain (costs)	1,698	-	-	1,698	(5,410)	-	-	(5,410)
Equity in earnings	2,712	-	(2,712)	-	5,510	-	(5,510)	-
Total other expense	(16,393)	(3,865)	(2,712)	(22,970)	(40,439)	(7,718)	(5,510)	(53,667)

Income before gain on assets sold	28,604	2,712	(2,712)	28,604	49,372	5,510	(5,510)	49,372
Gain on assets sold – net	1,968	-	-	1,968	7,284	-	-	7,284
Net income available to common stockholders	$30,572	$2,712	$(2,712)	$30,572	$56,656	$5,510	$(5,510)	$56,656

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

(i)
those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2012, and in Part II, Item 1A of our Quarterly Report on From 10-Q for the three months ended March 31, 2013 and in Part II, Item 1A of this report;

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

Our portfolio of investments at June 30, 2013, consisted of 480 healthcare facilities (including three facilities that are closed/held for sale), located in 34 states and operated by 47 third-party operators.  Our gross investment in these facilities totaled approximately $3.3 billion at June 30, 2013, with 99% of our real estate investments related to long-term healthcare facilities.  Our portfolio is made up of (i) 417 SNFs, (ii) 16 assisted living facilities (“ALFs”), (iii) 11 specialty facilities, (iv) fixed rate mortgages on 33 SNFs and (v) three SNFs that are closed/held for sale.  At June 30, 2013, we also held other investments of approximately $74.6 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us is uncertain.  The Healthcare Reform Law could result in decreases in payments to our operators or otherwise adversely affect the financial condition of our operators, thereby negatively impacting our financial condition.  The efforts of our operators to modify their operations to lessen the impact of any increased costs or other adverse effects resulting from changes in governmental programs, private insurance and/or employee welfare benefit plans may not be successful.  The impact of the Healthcare Reform Law on each of our operators will vary depending on payor mix, resident conditions and a variety of other factors.  In addition to the provisions relating to reimbursement, other provisions of the Healthcare Reform Law may impact our operators as employers (e.g., requirements related to providing health insurance for employees). We anticipate that many of the provisions in the Healthcare Reform Law may be subject to further clarification and modification during the rule making process.

Reimbursement Generally. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. In recent years, the federal government and many state governments are currently focusing on reducing expenditures under Medicare and Medicaid programs, resulting in significant cost-cutting at both the federal and state levels.   These cost-cutting measures, together with the implementation of changes in reimbursement rates such as those described below, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014.  The federal government will pay the entire cost for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016).  In 2017, the federal share declines to 95%; in 2018, to 94%; in 2019, to 93%; and in 2020 and subsequent years, to 90%.  States may delay Medicaid expansion after 2014 but the federal payment rates will be less.  However, on June 28, 2012, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs.  Currently, 24 states and the District of Columbia have decided to expand Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions. The U.S. Department of Health and Human Services has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges. Arkansas, Tennessee, and Indiana are exploring alternative solutions with CMS.

Medicare.  For the federal fiscal year 2014, CMS proposes to increase SNF payment rates by 1.4% (2.3% market basket update minus adjustments), which amounts to an estimated $500 million increase in payments to SNFs beginning October 1, 2013.

Provisions contained in the American Taxpayer Relief Act (ATRA) of 2012, known colloquially as the fiscal cliff deal, are designed to reduce Medicare payments to SNFs by an estimated $600 million during 2012 to 2022.  It also reduces payments for multiple procedures or therapies provided on the same day, which will result in approximately $1.8 billion savings to Medicare over the next 10 years, which will impact SNFs as well.  Under the ATRA, sequestration cuts impacting domestic and defense spending became effective March 1, 2013.  Although Medicaid is exempted from the sequestration cuts, they include a 2% cut in payments to Medicare providers and suppliers, which will amount to an estimated $11.3 billion in cuts in fiscal year 2013. We cannot predict whether Congress will take any action to change the automatic spending cuts under sequestration, nor how states will react to any changes at the federal level.

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

Three Months Ended June 30, 2013 and 2012

Operating Revenues

Our operating revenues for the three months ended June 30, 2013, totaled $102.5 million, an increase of $18.7 million over the same period in 2012.  The $18.7 million increase was primarily the result of additional rental income associated with acquisitions made throughout 2012 and a lease amendment/extension with an operator.  We recorded approximately $13.5 million of rental revenue associated with the 2012 acquisitions during the second quarter of 2013.  The 2012 acquisitions occurred on or after June 30, 2012, accordingly we recorded no rental revenue associated with the 2012 acquisition during the second quarter of 2012.  In addition, on December 1, 2012, two of our operators combined. In connection with the combination, we entered into a new master lease covering all of the facilities previously leased to the two operators.  The new master lease (i) increased contractual rent when compared to the combined contractual rent of the prior leases of the two operators, (ii) extended of the expiration date and (iii) included annual rent escalators.  As a result of the new master lease, we recorded approximately $2.9 million of additional rental revenue during the second quarter of 2013 compared to the same period in 2012 for the prior leases.

Operating Expenses

Operating expenses for the three months ended June 30, 2013, totaled $37.8 million, an increase of approximately $5.5 million over the same period in 2012.  The increase was primarily due to an increase of $5.0 million of depreciation and amortization associated with acquisitions made throughout 2012 and an increase of $0.5 million in general and administrative expense.

Other Income (Expense)

For the three months ended June 30, 2013, total other expenses were $14.5 million, a decrease of approximately $8.4 million over the same period in 2012.  The decrease was primarily the result of an increase of approximately $0.9 million in interest expense due to an increase in borrowings outstanding, including debt assumed or incurred to finance 2012 acquisitions offset by a $9.4 million decrease of refinancing costs over the same period in 2012.  The $11.1 million interest refinancing gain in 2013 was related to the write-off of the premium for above market value debt assumed on 11 HUD loans that we paid off in May 2013.  The 2012 refinancing gain of $1.7 million was related to the write-off of the premium for above market value debt assumed on four (4) HUD loans that were paid off during the second quarter of 2012.

Six Months Ended June 30, 2013 and 2012

Operating Revenues

Our operating revenues for the six months ended June 30, 2013, totaled $204.3 million, an increase of $35.9 million over the same period in 2012.  The $35.9 million increase was primarily the result of: (i) additional $35.0 million rental income associated with acquisitions made throughout 2012, (ii) a lease amendment/extension with an operator and (iii) a $0.9 million increase in other investment income related to the new $24.9 million investment in May 2013.  We recorded approximately $27.0 million of rental revenue associated with the 2012 acquisitions for the six-months ended June 30, 2013.  The 2012 acquisitions occurred on or after June 30, 2012, accordingly we recorded no rental revenue associated with the 2012 acquisition for the six-months ended June 30, 2012.  In addition, on December 1, 2012, two of our operators combined. In connection with the combination, we entered into a new master lease covering all of the facilities previously leased to the two operators.  The new master lease (i) increased contractual rent when compared to the combined contractual rent of the prior leases of the two operators, (ii) extended of the expiration date and (iii) included annual rent escalators.  As a result of the new master lease, the Company recorded approximately $5.9 million of additional rental revenue for the six-months ended June 30, 2013 compared to the same period in 2012 for the prior leases.

Operating Expenses

Operating expenses for the six months ended June 30, 2013, totaled $75.1 million, an increase of approximately $9.8 million over the same period in 2012.  The increase was primarily due to (i) an increase of $9.8 million of depreciation and amortization associated with acquisitions made throughout 2012, (ii) an increase of $0.2 million in general and administrative expense and (iii) an increase of $0.1 million of provision for uncollectible straight line receivable, offset by a $0.3 million impairment charge for two held-for-sale facilities that were sold in 2012.

Other Income (Expense)

For the six months ended June 30, 2013, total other expenses were $40.9 million, a decrease of approximately $12.8 million over the same period in 2012.  The $12.8 million decrease was primarily the result of a $3.6 million increase in interest expense due to an increase in borrowings outstanding, including debt assumed or incurred to finance 2012 acquisitions, offset by a $16.5 million decrease in interest refinancing costs.  In the second quarter of 2013, we recorded $11.1 million in interest refinancing gain associated with the write-off of the premium for above market value debt assumed on 11 HUD mortgage loans that we paid off in May 2013.  During the first quarter of 2012, we recorded $7.1 million in interest refinancing cost including prepayment penalties of approximately $4.5 million, write-off of deferred costs of $2.2 million and $0.4 million of expenses associated with the tender offer and redemption of our outstanding $175 million 7% 2016 Notes. This was partially offset by a $1.7 million write-off of the premium for above market value debt assumed on four HUD loans that were paid off early during the second quarter of 2012.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2013, was $82.4 million, compared to $55.8 million, for the same period in 2012.  Our FFO, for the six months ended June 30, 2013, was $152.5 million, compared to $104.0 million, for the same period in 2012.

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

The following table presents our FFO results for the three- and six- months periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Net income available to common stockholders	$49,058	$30,572	$87,178	$56,656
Add back loss (deduct gain) from real estate dispositions	1,151	(1,968)	1,151	(7,284)
Sub-total	50,209	28,604	88,329	49,372
Elimination of non-cash items included in net income:
Depreciation and amortization	32,225	27,199	64,184	54,346
Add back impairments on real estate properties	—	—	—	272
Funds from operations available to common stockholders	$82,434	$55,803	$152,513	$103,990

Portfolio and Recent Developments

During the first six months of 2013, we did not acquire any facilities.

Assets Sold

In the three-month period ended June 30, 2013, we sold one facility in Texas for total cash proceeds of $2.2 million, resulting in a $1.2 million loss.  Also, in April 2013, we sold a parcel of undeveloped land to a third party for approximately $0.1 million.

Assets Held for Sale

At June 30, 2013, we had two SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.0 million.

Liquidity and Capital Resources

At June 30, 2013, we had total assets of $3.0 billion, stockholders’ equity of $1.1 billion and debt of $1.7 billion, representing approximately 60.0% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2012 and June 30, 2013, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Agreements

We have a $700 million unsecured credit facility that we entered into on December 6, 2012, comprised of a $500 million unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured, term loan (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).

The 2012 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity thereunder by a combined $300 million, to a total of $1 billion.

At June 30, 2013, we had $5.0 million outstanding under the 2012 Revolving Credit Facility, and no letters of credit outstanding, leaving availability of $495 million. The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.  The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).

At June 30, 2013, the full $200 million was outstanding under the 2012 Term Loan Facility.  The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  The 2012 Term Loan Facility matures on December 6, 2017.

HUD Loans Payoff

On May 31, 2013, we paid approximately $51.0 million to retire 11 mortgages guaranteed by HUD that were assumed in connection with our acquisition of certain subsidiaries of CapitalSource in June 2010.  The retirement of the 11 HUD mortgages resulted in a net gain of approximately $11.1 million.  The net gain included the write-off of approximately $11.3 million related to the premium for recording the debt at fair value at the time of the transaction offset by a prepayment fee of approximately $0.2 million.

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

For the three months ended June 30, 2013, we sold 0.8 million shares under the 2013 ESP, at an average price of $35.74 per share, generating gross proceeds of approximately $30.0 million, before $0.6 million of commissions.  For the six months ended June 30, 2013, we sold approximately 2.3 million shares under the 2013 ESP, at an average price of $31.72 per share, generating gross proceeds of approximately $72.8 million, before $1.5 million of commissions.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended June 30, 2013, approximately 0.1 million shares of our common stock at an average price of $35.89 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $5.3 million.  For the six-month period ended June 30, 2013, approximately 1.5 million shares of our common stock at average of $28.46 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $41.6 million.

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

For the three- and six- months ended June 30, 2013, we paid total dividends of $53.4 million and $104.0 million, respectively.

On July 16, 2013, the Board of Directors declared a common stock dividend of $0.47 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter.  The common dividends are to be paid August 15, 2013 to common stockholders of record on July 31, 2013.

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

Cash and cash equivalents totaled $7.0 million as of June 30, 2013, an increase of $5.3 million as compared to the balance at December 31, 2012.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $121.3 million of net cash flow for the six months ended June 30, 2013, as compared to $94.4 million for the same period in 2012, an increase of $26.9 million.  The increase was primarily due to the additional cash flow from the facilities acquired and leased throughout 2012.

Investing Activities – Net cash flow from investing activities was an outflow of $45.0 million for the six months ended June 30, 2013, as compared to an outflow of $17.4 million for the same period in 2012.  The $27.6 million increase in cash outflow from investing activities relates primarily to (i) a net cash outflow of $27.3 million from other investments – net in 2013 and (ii) an additional $3.1 million of investments in capital improvements projects compared to the same period in 2012.  Offsetting increases of the cash outflow were: (i) $26.9 million in acquisitions, including a $1.9 million purchase of land in the first quarter of 2012 and a $25.1 million purchase of five SNFs in the second quarter of 2012; (ii) a decrease in net proceeds of $19.7 million from the sale of real estate as compared to the same period in 2012; (iii) a net cash inflow of $6.5 million from other investments – net in 2012 and iv) a net decrease of $2.1 million investment in mortgage placement of loans compared to the same period in 2012.

Financing Activities – Net cash flow from financing activities was an outflow of $71.0 million for the six months ended June 30, 2013 as compared to an outflow of $74.6 million for the same period in 2012.  The $3.5 million decrease in cash outflow from financing activities was primarily a result of: (i) a net payment of $53 million on the 2012 Credit Facility for the first six months of 2013 compared to $270.5 million of net payments on the 2011 Credit Facility for the same period in 2012; (ii) a $112.2 million HUD mortgages payoff including routine HUD debt principal payments for the first six months of 2013 compared to $188.7 million payments including: (a) $175.0 million tender offer and redemption payments for our outstanding $175 million 2016 Notes, (b) $11.7 million early retirement of four HUD mortgages and (c) $2.0 million in routine HUD debt principal payments for the same period in 2012; (iii) $59.4 million proceeds from HUD debt refinancing during the first quarter of 2013 compared to the issuance of our $400 million 2024 Notes in March 2012; (iv) a decrease in net payment of $11.9 million in refinancing costs for the first six months of 2013 compared to the same period of 2012 primarily associated with (a) the tender offer and redemption of our $175 million 2016 Notes in the first quarter of 2012,(b) the issuance of our $400 million 2024 Notes in the first quarter of 2012 and (c) prepayment penalty for the extinguishment of the HUD debt in the second quarter of 2012 and (v) a decrease in net proceeds of $27.4 million from our dividend reinvestment plan for the first six months of 2013 compared to the same period in 2012.  Offsetting these decreases were: (i) an increase in net proceeds of $82.7 million from our common stock issued through our Equity Shelf Program for the first six months of 2013 compared to the same period in 2011 and (ii) an increase in dividend payments of $17.0 million related to an increase in number of shares outstanding and an increase of $0.08 per share in the dividends in the first six months of 2013 compared to the same period in 2012.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013.

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

Item 6–Exhibits

Exhibit No.
10.1	Omega Healthcare Investors, Inc. 2013 Stock Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2013).
10.2	Form of Officer Deferred Performance Restricted Stock Unit Agreement.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Exhibits that are filed herewith.
**In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: August 5, 2013	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 5, 2013	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer
36