Form 10-Q
period 2013-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2013-11-07
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2013.

Common Stock, $.10 par value	122,524,279
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$3,060,188	$3,038,553
Less accumulated depreciation	(675,685)	(580,373)
Real estate properties – net	2,384,503	2,458,180
Mortgage notes receivable – net	241,490	238,621
	2,625,993	2,696,801
Other investments – net	75,421	47,339
	2,701,414	2,744,140
Assets held for sale – net	1,020	1,020
Total investments	2,702,434	2,745,160

Cash and cash equivalents	67,757	1,711
Restricted cash	28,781	36,660
Accounts receivable – net	142,426	125,180
Other assets	73,380	73,294
Total assets	$3,014,778	$2,982,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$158,000
Term loan	200,000	100,000
Secured borrowings	300,034	366,538
Unsecured borrowings – net	1,200,013	1,200,394
Accrued expenses and other liabilities	124,733	145,744
Total liabilities	1,824,780	1,970,676

Stockholders’ equity:
Common stock $.10 par value 200,000 shares authorized –– 119,518 shares as of September 30, 2013 and 112,393 as of December 31, 2012 issued and outstanding	11,952	11,239
Common stock – additional paid-in capital	1,876,609	1,664,855
Cumulative net earnings	879,443	754,128
Cumulative dividends paid	(1,578,006)	(1,418,893)
Total stockholders’ equity	1,189,998	1,011,329
Total liabilities and stockholders’ equity	$3,014,778	$2,982,005

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Rental income	$93,837	$78,170	$280,015	$229,373
Mortgage interest income	7,289	7,677	22,070	22,417
Other investment income – net	2,175	1,238	5,341	3,533
Miscellaneous	-	23	151	125
Total operating revenues	103,301	87,108	307,577	255,448

Expenses
Depreciation and amortization	32,202	28,305	96,386	82,651
General and administrative	5,462	5,173	16,142	15,653
Acquisition costs	(9)	483	134	686
Impairment loss on real estate properties	-	-	-	272
Provisions for uncollectible mortgages, notes and accounts receivable	2,321	-	2,386	-
Total operating expenses	39,976	33,961	115,048	99,262

Income before other income and expense	63,325	53,147	192,529	156,186
Other income (expense)
Interest income	3	6	20	22
Interest expense	(24,492)	(24,050)	(75,116)	(71,026)
Interest – amortization of deferred financing costs	(699)	(673)	(2,079)	(1,970)
Interest – refinancing gain (costs)	-	-	11,112	(5,410)
Total other expense	(25,188)	(24,717)	(66,063)	(78,384)

Income before gain on assets sold	38,137	28,430	126,466	77,802
Gain (loss) on assets sold – net	-	1,689	(1,151)	8,973
Net income available to common stockholders	$38,137	$30,119	$125,315	$86,775

Income per common share available to common shareholders:
Basic:
Net income	$0.32	$0.28	$1.08	$0.82
Diluted:
Net income	$0.32	$0.27	$1.08	$0.81

Dividends declared and paid per common share	$0.47	$0.42	$1.38	$1.25

Weighted-average shares outstanding, basic	117,600	109,135	115,527	106,202
Weighted-average shares outstanding, diluted	118,462	109,667	116,335	106,570

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2012 (112,393 common shares)	$11,239	$1,664,855	$754,128	$(1,418,893)	$1,011,329
Issuance of common stock:
Grant of restricted stock to company directors (15 shares at $30.33 per share)	2	(2)	—	—	—
Amortization of restricted stock	—	4,350	—	—	4,350
Dividend reinvestment plan (1,677 shares at $28.53 per share)	168	47,653	—	—	47,821
Grant of stock as payment of directors fees (5 shares at an average of $30.93 per share)	—	137	—	—	137
Equity Shelf Program (5,428 shares at $30.19 per share, net of issuance costs)	543	159,616	—	—	160,159
Net income	—	—	125,315	—	125,315
Common dividends ($1.38 per share)	—	—	—	(159,113)	(159,113)
Balance at September 30, 2013 (119,518 common shares)	$11,952	$1,876,609	$879,443	$(1,578,006)	$1,189,998

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$125,315	$86,775
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96,386	82,651
Impairment on real estate properties	—	272
Provision for uncollectible mortgages, notes and accounts receivable	2,386	—
Amortization of deferred financing and debt extinguishment (gain)/costs	(9,033)	7,380
Restricted stock amortization expense	4,433	4,456
Loss (gain) on assets sold – net	1,151	(8,973)
Amortization of acquired in-place leases - net	(3,821)	(4,088)
Other	—	(113)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(61)	195
Straight-line rent receivables	(20,385)	(19,745)
Lease inducements	2,230	2,527
Effective yield receivable on mortgage notes	(1,416)	(1,674)
Other operating assets and liabilities	2,865	7,304
Net cash provided by operating activities	200,050	156,967
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(2,400)	(232,661)
Deposit for proposed capital lease	(15,000)	—
Placement of mortgage loans	(3,227)	(7,126)
Proceeds from sale of real estate investments	2,288	24,194
Capital improvements to real estate investments	(23,732)	(20,106)
Proceeds from other investments	4,113	11,821
Investments in other investments	(32,195)	(4,671)
Collection of mortgage principal	358	362
Net cash used in investing activities	(69,795)	(228,187)
Cash flows from financing activities
Proceeds from credit facility borrowings	101,000	272,000
Payments on credit facility borrowings	(259,000)	(442,500)
Proceeds from term loan	100,000	—
Receipts of other long-term borrowings	59,355	400,000
Payments of other long-term borrowings	(113,418)	(189,657)
Payments of financing related costs	(1,053)	(13,150)
Receipts from dividend reinvestment plan	47,821	106,132
Net proceeds from issuance of common stock	160,159	77,673
Dividends paid	(159,073)	(132,678)
Net cash (used in) provided by financing activities	(64,209)	77,820

Increase in cash and cash equivalents	66,046	6,600
Cash and cash equivalents at beginning of period	1,711	351
Cash and cash equivalents at end of period	$67,757	$6,951
Interest paid during the period, net of amounts capitalized	$75,848	$70,123

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2013

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

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)

Contractual receivables	$3,905	$3,963
Effective yield interest receivables	4,992	3,576
Straight-line receivables	116,972	98,973
Lease inducements	17,077	19,307
Allowance	(520)	(639)
Accounts receivable – net	$142,426	$125,180

In August 2013, we entered into an agreement with one of our current operators and a new third party operator to transition 11 facilities from the current operator to the third party operator.  As a result of the transition, we evaluated the recoverability of the straight-line rent receivable associated with the current operator’s lease and recorded a $2.3 million provision for uncollectible accounts associated with straight-line receivables that were written-off.  (See Note 2 – Properties and Investments).

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

Leased Property

Our leased real estate properties, represented by 417 SNFs, 16 assisted living facilities (“ALFs”) and 11 specialty facilities at September 30, 2013, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Transition of 11 Arkansas Facilities to a New Operator

On August 30, 2013, we transitioned 11 SNFs located in Arkansas that we previously leased to Advocat Inc. (now known as Diversicare Healthcare Services) to a new third party operator. The 11 facilities represent 1,084 operating beds. We amended the Advocat master lease to provide for reduced rent to reflect the transition of the 11 facilities to the new operator, and recorded a $2.3 million provision for uncollectible straight-line rent receivable. Simultaneously with the amendment to the Advocat master lease, we entered into a new master lease with the new third party operator of the 11 facilities. The new master lease expires on August 30, 2023 and includes fixed annual rent escalators.

Commitment to Enter into a $525 Million Sale/Leaseback Transaction

In September 2013, a wholly owned subsidiary of Omega committed to enter into a $525 million sale/leaseback transaction in connection with the proposed acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings, Inc. In connection with the closing of the proposed acquisition, a subsidiary of Omega will acquire title to 56 facilities currently operated by Ark Holding and lease them back to Ark Holding pursuant to a 50-year lease, with rental payments yielding 10.7% per annum over the term of the lease. The sale/leaseback transaction will be accounted for as a capital lease for accounting purposes and, consistent with that treatment, the tenant will have the right to purchase the facilities for a nominal price plus closing costs at the end of the lease. In addition, commencing in the 41st year of the lease, the tenant will have the right to prepay the remainder of its obligations thereunder for an amount equal to the sum of unamortized portion of the original $525 million investment by Omega, the net present value of the remaining payments under the lease, and closing costs. In the event the tenant exercises either of these options, we would have the right to purchase the properties for fair market value at the time. The sale/leaseback transaction is subject to the satisfaction of all the conditions to the closing of the proposed acquisition of Ark Holding, including obtaining certain consents and licenses, the absence of any event having a material adverse effect on Ark Holding since the date of the agreement, and the issuance of title insurance on the properties. In September 2013, we funded a $15.0 million deposit related to this potential transaction which is included in other assets as of September 30, 2013.

Pro Forma Acquisition Results

The facilities acquired in 2012 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operations reflect the impact of the transactions as if they occurred on January 1, 2012.  For a list of the transactions, refer to Note 3 – Properties in our 2012 Form 10-K.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts, unaudited)

Revenues	$103,301	$97,892	$307,577	$293,244
Net income available to common stockholders	$38,137	$34,703	$125,315	$102,571

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.32	$0.27	$1.08	$0.81
Net income available to common stockholders – pro forma	$0.32	$0.32	$1.08	$0.96

Assets Sold or Assets Held for Sale

Assets Sold

In June 2013, we sold one facility in Texas for total cash proceeds of $2.2 million, resulting in a $1.2 million loss.  Also, in April 2013, we sold a parcel of undeveloped land to a third party for approximately $0.1 million.

Assets Held for Sale

At September 30, 2013, we had two SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.0 million.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 14 fixed-rate mortgages on 33 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five states, which are operated by five independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of September 30, 2013, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgage properties are generally cross-collateralized with the master lease agreement with the same operator.

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

NOTE 3 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)

Other Investment note due 2015	$2,368	$2,518
Other Investment notes due 2021 - 2023	13,217	9,775
Other Investment note due 2013	551	1,018
Other Investment note due 2014	250	812
$28.0 Million Other Investment note due 2017	24,500	26,500
$2.5 Million Other Investment note due 2014	306	-
$6.0 Million Other Investment note due 2013	5,439	3,450
Other Investment note due 2013	-	261
$1.3 Million Other Investment note due 2017	1,300	425
$25.0 Million Other Investment note due 2017	24,910	-
Notes receivable, gross(1)	72,841	44,759
Allowance for loss on notes receivable	(1,977)	(1,977)
Notes receivable, net	70,864	42,782

Marketable securities and other	4,557	4,557
Total other investments	$75,421	$47,339

(1)	The majority of these notes bear interest at approximately 10% annually.

$25 Million Other Investment Note due 2017

In May 2013, we invested $24.9 million in a mezzanine loan with a third party.  The loan bears interest at 12% per annum and matures in December 2017.

NOTE 4 – CONCENTRATION OF RISK

As of September 30, 2013, our portfolio of real estate investments consisted of 480 healthcare facilities, located in 34 states and operated by 48 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $3.3 billion at September 30, 2013, with approximately 99% of our real estate investments related to long-term care facilities.  Our portfolio is made up of 417 SNFs, 16 ALFs, 11 specialty facilities, fixed rate mortgages on 33 SNFs and three SNFs that are closed/held-for-sale.  At September 30, 2013, we also held miscellaneous investments of approximately $75.4 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2013, we had investments with two operators and/or managers that exceeded 10% of our total investment: (i) Genesis Healthcare (“Genesis”) (11%) and (ii) CommuniCare Health Services, Inc. (“CommuniCare”) (10%).  The three states in which we had our highest concentration of investments were Florida (18%), Ohio (11%) and Indiana (10%) at September 30, 2013.

For the three-month period ended September 30, 2013, our revenues from operations totaled $103.3 million, of which approximately $13.8 million were from Genesis (13%) and $11.0 million were from CommuniCare (11%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended September 30, 2013.

For the nine-month period ended September 30, 2013, our revenues from operations totaled $307.6 million, of which approximately $41.4 million were from Genesis (13%) and $33.1 million were from CommuniCare (11%).  No other operator generated more than 10% of our revenues from operations for the nine-month period ended September 30, 2013.

NOTE 5 – DIVIDENDS

On October 15, 2013, the Board of Directors declared a common stock dividend of $0.48 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter.  The common dividends are to be paid November 15, 2013 to common stockholders of record on October 31, 2013.

On July 16, 2013, the Board of Directors declared a common stock dividend of $0.47 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid August 15, 2013 to common stockholders of record on July 31, 2013.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and pays federal, state and local income tax on its net income at the applicable corporate rates.  As of September 30, 2013, the TRS had a net operating loss carry-forward of $1.0 million.  The loss carry-forward is fully reserved with a valuation allowance as of September 30, 2013.

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

The following is a summary of our stock-based compensation expense for the three- and nine- month periods ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Stock-based compensation expense	$1,509	$1,485	$4,433	$4,456

Stock Awards

Effective January 2011, we granted 428,503 shares of restricted stock and 496,977 performance restricted stock units (“PRSUs”) to six employees. In each of January 2012 and 2013, we granted an additional 124,244 PRSUs to six employees.

Restricted Stock Awards

The restricted stock awards vest 100% on December 31, 2013, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of September 30, 2013, no shares of restricted stock have vested under these restricted stock awards.

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

Annual TSR PRSUs

The number of shares earned under the annual TSR PRSUs depends generally on the level of achievement of TSR for the year.  The annual TSR PRSUs vest on December 31 of the year, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  The 2011 Annual TSR PRSUs were forfeited because the required TSR for 2011 was not achieved.  The performance requirement for the 2012 Annual TSR PRSUs was achieved and the 124,244 shares vested and were distributed to the employees at December 31, 2012.  As of September 30, 2013, the 2013 annual TSR PRSUs have not been earned.

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

As of September 30, 2013, none of the multi-year PRSUs are vested or earned.

The following table summarizes our total unrecognized compensation cost as of September 30, 2013 associated with outstanding restricted stock and PRSU awards to employees:

	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock	428,503	$22.44	$9.6	36	$0.8
2013 Annual PRSUs	124,244	$8.92	1.1	12	0.3
Multi-year absolute TSR PRSUs	279,550	$11.06	3.1	44	0.7
Multi-year relative TSR PRSUs	93,183	$12.26	1.1	44	0.2
Total	925,480	$14.93	$14.9		$2.0

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees.

Director Restricted Stock Grants

As of September 30, 2013, we had 43,457 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of September 30, 2013, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.5 million.

NOTE 8 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	September 30,	December 31,
	Maturity	Rate	2013	2012
			(in thousands)
Secured borrowings:
HUD mortgages assumed June 2010	2036 - 2040	-	$—	$62,921
HUD mortgages assumed June 2010 (1)	2040 - 2045	4.85%	129,209	130,887
HUD mortgages assumed October 2011 (1)	2036 - 2040	4.87%	31,359	31,991
HUD mortgages assumed December 2011(1)	2044	3.06%	58,880	58,884
HUD mortgages assumed December 2012(1)	2031 - 2045	5.50%	80,586	81,855
Total secured borrowings			300,034	366,538

Unsecured borrowings:
Revolving line of credit	2016	-	$—	$158,000
Term loan	2017	1.93%	200,000	100,000
			200,000	258,000

2020 notes	2020	7.50%	200,000	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
Subordinated debt	2021	9.00%	20,930	21,049
			1,195,930	1,196,049
Premium - net			4,083	4,345
Total unsecured borrowings			1,400,013	1,458,394
Totals – net			$1,700,047	$1,824,932

(1)	Reflects the weighted average annual interest rate on the mortgages.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2012 and September 30, 2013, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Agreements

We have a $700 million unsecured credit facility that we entered into on December 6, 2012, comprised of a $500 million unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured term loan (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).

The 2012 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity thereunder by a combined $300 million, to a total of $1 billion.

At September 30, 2013, we had no outstanding amount under the 2012 Revolving Credit Facility, and no letters of credit outstanding, leaving availability of $500 million.  The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.  The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).

At September 30, 2013, the full $200 million was outstanding under the 2012 Term Loan Facility.  The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  The 2012 Term Loan Facility matures on December 6, 2017.

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

For the three months ended September 30, 2013, we sold 2.1 million shares under the 2013 ESP, at an average price of $29.42 per share, generating gross proceeds of approximately $63.2 million, before $1.3 million of commissions.  For the nine months ended September 30, 2013, we sold approximately 4.4 million shares under the 2013 ESP, at an average price of $30.61 per share, generating gross proceeds of approximately $136.0 million, before $2.7 million of commissions.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended September 30, 2013, approximately 0.2 million shares of our common stock at an average price of $29.03 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $6.2 million.  For the nine-month period ended September 30, 2013, approximately 1.7 million shares of our common stock at an average price of $28.53 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $47.8 million.

NOTE 9 – FINANCIAL INSTRUMENTS

At September 30, 2013 and December 31, 2012, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$67,757	$67,757	$1,711	$1,711
Restricted cash	28,781	28,781	36,660	36,660
Mortgage notes receivable – net	241,490	240,013	238,621	235,705
Other investments – net	75,421	72,820	47,339	44,077
Totals	$413,449	$409,371	$324,331	$318,153
Liabilities:
Revolving line of credit	$—	$—	$158,000	$158,000
Term loan	200,000	200,000	100,000	100,000
7.50% Notes due 2020 – net	197,805	246,304	197,546	252,363
6.75% Notes due 2022 – net	581,278	709,601	581,799	724,240
5.875% Notes due 2024 – net	400,000	401,492	400,000	441,761
HUD debt	300,034	335,745	366,538	433,803
Subordinated debt	20,930	27,153	21,049	27,896
Totals	$1,700,047	$1,920,295	$1,824,932	$2,138,063

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

●
Cash and cash equivalents and restricted cash:  The carrying amount of cash and cash equivalents and restricted cash reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

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

16

●
Revolving line of credit and term loan:  The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates (Level 2).

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income	$38,137	$30,119	$125,315	$86,775
Numerator for net income available to common per share - basic and diluted	$38,137	$30,119	$125,315	$86,775

Denominator:
Denominator for basic earnings per share	117,600	109,135	115,527	106,202
Effect of dilutive securities:
Restricted stock	823	511	774	350
Deferred stock	39	21	34	18
Denominator for diluted earnings per share	118,462	109,667	116,335	106,570

Earnings per share – basic:
Net income – basic	$0.32	$0.28	$1.08	$0.82
Earnings per share – diluted:
Net income – diluted	$0.32	$0.27	$1.08	$0.81

NOTE 12 – CONSOLIDATING FINANCIAL STATEMENTS

As of September 30, 2013, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022 and (iii) $400 million 5.875% Senior Notes due 2024, which we collectively refer to as the Senior Notes. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee the 2012 Credit Facilities. Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes or of our 2012 Credit Facilities.

As of and prior to March 31, 2010, the non-guarantor subsidiaries were minor and insignificant. On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries we acquired from CapitalSource subject to HUD indebtedness. During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” 20 subsidiaries we acquired subject to HUD indebtedness, of which five subsidiaries were removed in July 2012 due to the retirement of the HUD related mortgages. During the fourth quarter of 2012, we designated as “unrestricted subsidiaries” eight subsidiaries we acquired subject to HUD indebtedness. In July 2013, we removed 11 subsidiaries due to the retirement of the HUD related debt.

For the nine months ended September 30, 2013 and 2012, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense.  On March 26, 2013, the non-guarantor subsidiaries refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million. The refinanced amount included $58.9 million related to retiring the old HUD debt and $0.5 million of closing costs that were added to the new (refinanced) HUD debt.  On May 31, 2013, we retired 11 HUD mortgages totaling $62.3 million ($51.0 million related to the outstanding principal of the 11 HUD mortgages and $11.3 million related to the unamortized premium for marking the debt to market on the date the debt was assumed and $0.2 million in prepayment fees).

               In addition, the non-guarantor subsidiaries also made $3.4 million of routine principal payments during the nine months ended September 30, 2013. For the nine-month period ended September 30, 2012, the non-guarantor subsidiaries did not engage in investing or financing activities other than the principal payment of $2.3 million for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries. All of the subsidiary guarantors of our outstanding Senior Notes and 2012 Credit Facilities, and all of our non-guarantor subsidiaries, are 100% owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)
	September 30, 2013
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,602,688	$457,500	$-	$3,060,188
Less accumulated depreciation	(627,301)	(48,384)	-	(675,685)
Real estate properties – net	1,975,387	409,116	-	2,384,503
Mortgage notes receivable – net	241,490	-	-	241,490
	2,216,877	409,116	-	2,625,993
Other investments – net	75,421	-	-	75,421
	2,292,298	409,116	-	2,701,414
Assets held for sale – net	1,020	-	-	1,020
Total investments	2,293,318	409,116	-	2,702,434

Cash and cash equivalents	67,757	-	-	67,757
Restricted cash	6,755	22,026	-	28,781
Accounts receivable – net	136,101	6,325	-	142,426
Investment in affiliates	107,535	-	(107,535)	-
Other assets	46,829	26,551	-	73,380
Total assets	$2,658,295	$464,018	$(107,535)	$3,014,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$-	$-	$-	$-
Term loan	200,000	-	-	200,000
Secured borrowings	-	300,034	-	300,034
Unsecured borrowings – net	1,179,083	20,930	-	1,200,013
Accrued expenses and other liabilities	89,214	35,519	-	124,733
Intercompany payable	-	85,438	(85,438)	-
Total liabilities	1,468,297	441,921	(85,438)	1,824,780

Stockholders’ equity:
Common stock	11,952	-	-	11,952
Common stock – additional paid-in capital	1,876,609	-	-	1,876,609
Cumulative net earnings	879,443	22,097	(22,097)	879,443
Cumulative dividends paid	(1,578,006)	-	-	(1,578,006)
Total stockholders’ equity	1,189,998	22,097	(22,097)	1,189,998
Total liabilities and stockholders’ equity	$2,658,295	$464,018	(107,535)	$3,014,778

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
 (in thousands, except per share amounts)

	December 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,580,977	$457,576	$—	$3,038,553
Less accumulated depreciation	(547,489)	(32,884)	—	(580,373)
Real estate properties – net	2,033,488	424,692	—	2,458,180
Mortgage notes receivable – net	238,621	—	—	238,621
	2,272,109	424,692	—	2,696,801
Other investments – net	47,339	—	—	47,339
	2,319,448	424,692	—	2,744,140
Assets held for sale – net	1,020	—	—	1,020
Total investments	2,320,468	424,692	—	2,745,160

Cash and cash equivalents	1,711	—	—	1,711
Restricted cash	10,095	26,565	—	36,660
Accounts receivable – net	121,488	3,692	—	125,180
Investment in affiliates	115,835	—	(115,835)	—
Other assets	49,153	24,141	—	73,294
Total assets	$2,618,750	$479,090	(115,835)	$2,982,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$158,000	$—	$—	$158,000
Term loan	100,000	—	—	100,000
Secured borrowings	62,921	303,617	—	366,538
Unsecured borrowings – net	1,179,345	21,049	—	1,200,394
Accrued expenses and other liabilities	107,155	38,589	—	145,744
Intercompany payable	—	104,040	(104,040)	—
Total liabilities	1,607,421	467,295	(104,040)	1,970,676

Stockholders’ equity:
Common stock	11,239	—	—	11,239
Common stock – additional paid-in capital	1,664,855	—	—	1,664,855
Cumulative net earnings	754,128	11,795	(11,795)	754,128
Cumulative dividends paid	(1,418,893)	—	—	(1,418,893)
Total stockholders’ equity	1,011,329	11,795	(11,795)	1,011,329
Total liabilities and stockholders’ equity	$2,618,750	$479,090	$(115,835)	$2,982,005

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$81,289	$12,548	$-	$93,837	$242,253	$37,762	$-	$280,015
Mortgage interest income	7,289	-	-	7,289	22,070	-	-	22,070
Other investment income – net	2,175	-	-	2,175	5,341	-	-	5,341
Miscellaneous	-	-	-	-	151	-	-	151
Total operating revenues	90,753	12,548	-	103,301	269,815	37,762	-	307,577

Expenses
Depreciation and amortization	27,034	5,168	-	32,202	80,885	15,501	-	96,386
General and administrative	5,372	90	-	5,462	15,859	283	-	16,142
Acquisition costs	(9)	-	-	(9)	134	-	-	134
Provision for uncollectible mortgages, notes and accounts receivable	2,321	-	-	2,321	2,386	-	-	2,386
Total operating expenses	34,718	5,258	-	39,976	99,264	15,784	-	115,048

Income before other income and expense	56,035	7,290	-	63,325	170,551	21,978	-	192,529
Other income (expense):
Interest income	(4)	7	-	3	(1)	21	-	20
Interest expense	(20,725)	(3,767)	-	(24,492)	(63,429)	(11,687)	-	(75,116)
Interest – amortization of deferred financing costs	(694)	(5)	-	(699)	(2,069)	(10)	-	(2,079)
Interest – refinancing gain (costs)	-	-	-	-	11,112	-	-	11,112
Equity in earnings	3,525	-	(3,525)	-	10,302	-	(10,302)	-
Total other expense	(17,898)	(3,765)	(3,525)	(25,188)	(44,085)	(11,676)	(10,302)	(66,063)

Income before gain on assets sold	38,137	3,525	(3,525)	38,137	126,466	10,302	(10,302)	126,466
Loss on assets sold – net	-	-	-	-	(1,151)	-	-	(1,151)
Net income (loss) available to common stockholders	$38,137	$3,525	$(3,525)	$38,137	$125,315	$10,302	$(10,302)	$125,315

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$69,092	$9,078	$-	$78,170	$202,008	$27,365	$-	$229,373
Mortgage interest income	7,677	-	-	7,677	22,417	-	-	22,417
Other investment income – net	1,238	-	-	1,238	3,533	-	-	3,533
Miscellaneous	23	-	-	23	125	-	-	125
Total operating revenues	78,030	9,078	-	87,108	228,083	27,365	-	255,448

Expenses
Depreciation and amortization	24,220	4,085	-	28,305	70,457	12,194	-	82,651
General and administrative	5,090	83	-	5,173	15,390	263	-	15,653
Acquisition costs	483	-	-	483	686	-	-	686
Impairment loss on real estate properties	-	-	-	-	272	-	-	272
Total operating expenses	29,793	4,168	-	33,961	86,805	12,457	-	99,262

Income before other income and expense	48,237	4,910	-	53,147	141,278	14,908	-	156,186
Other income (expense):
Interest income	-	6	-	6	4	18	-	22
Interest expense	(20,602)	(3,448)	-	(24,050)	(61,290)	(9,736)	-	(71,026)
Interest – amortization of deferred financing costs	(673)	-	-	(673)	(1,970)	-	-	(1,970)
Interest – refinancing gain (costs)	-	-	-	-	(5,410)	-	-	(5,410)
Equity in earnings	1,468	-	(1,468)	-	5,190	-	(5,190)	-
Total other expense	(19,807)	(3,442)	(1,468)	(24,717)	(63,476)	(9,718)	(5,190)	(78,384)

Income before gain on assets sold	28,430	1,468	(1,468)	28,430	77,802	5,190	(5,190)	77,802
Gain on assets sold – net	1,689	-	-	1,689	8,973	-	-	8,973
Net income (loss) available to common stockholders	$30,119	$1,468	$(1,468)	$30,119	$86,775	$5,190	$(5,190)	$86,775

NOTE 13 – SUBSEQUENT EVENTS

$33 Million of New Investments in Florida in October 2013

In October 2013, we completed two separate acquisitions with two existing operators totaling $33 million. The acquisitions consisted of 1 ALF in Florida totaling 97 beds and 4 SNFs located in Indiana totaling 384 beds. These facilities were added to existing master leases.

2.875 Million Shares of Common Stock Offering

On October 7, 2013, we sold 2,875,000 shares of common stock in an underwritten public offering at an offering price of $30 per share before underwriting discounts and expenses. Our total net proceeds from the offering, after underwriting discounts and expenses were approximately $84.5 million.

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

(i)
those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2012, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and June 30, 2013, and in Part II, Item 1A of this report;

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

Our portfolio of investments at September 30, 2013, consisted of 480 healthcare facilities (including three facilities that are closed/held for sale), located in 34 states and operated by 48 third-party operators.  Our gross investment in these facilities totaled approximately $3.3 billion at September 30, 2013, with 99% of our real estate investments related to long-term healthcare facilities.  Our portfolio is made up of (i) 417 SNFs, (ii) 16 assisted living facilities (“ALFs”), (iii) 11 specialty facilities, (iv) fixed rate mortgages on 33 SNFs and (v) three SNFs that are closed/held for sale.  At September 30, 2013, we also held other investments of approximately $75.4 million, consisting primarily of secured loans to third-party operators of our facilities.

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

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014.  The federal government will pay the entire cost for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016).  In 2017, the federal share declines to 95%; in 2018, to 94%; in 2019, to 93%; and in 2020 and subsequent years, to 90%.  States may delay Medicaid expansion after 2014 but the federal payment rates will be less.  However, on June 28, 2012, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs.  Currently, 26 states and the District of Columbia have decided to expand Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions. The U.S. Department of Health and Human Services has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents. Several other states are also considering this option.

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

Three Months Ended September 30, 2013 and 2012

Operating Revenues

Our operating revenues for the three months ended September 30, 2013, totaled $103.3 million, an increase of $16.2 million over the same period in 2012.  The $16.2 million increase was primarily the result of additional rental income associated with acquisitions made throughout 2012 and a lease amendment/extension with an operator.  We recorded approximately $10.8 million of rental revenue associated with the 2012 acquisitions during the third quarter of 2013.  In addition, on December 1, 2012, two of our operators combined.  In connection with the combination, we entered into a new master lease covering all of the facilities previously leased to the two operators.  The new master lease (i) increased contractual rent when compared to the combined contractual rent of the prior leases of the two operators, (ii) provided an extension of the expiration date and (iii) included annual rent escalators.  As a result of the new master lease, we recorded approximately $2.9 million of additional rental revenue during the third quarter of 2013 compared to the same period in 2012 for the prior leases.  The additional increase in rental revenue is primarily due to the transition of four Arizona facilities to a new operator during the first quarter of 2013 and additional revenue from our capital renovation program.  The increase in other investment income-net is primarily due to a $24.9 million investment made during the second quarter of 2013.

Operating Expenses

Operating expenses for the three months ended September 30, 2013, totaled $40.0 million, an increase of approximately $6.0 million over the same period in 2012.  The increase was primarily due to: (i) an increase of $3.9 million of depreciation and amortization associated with acquisitions made throughout 2012, (ii) a $2.3 million increase in provision for uncollectible accounts receivables related to the write-off of straight-line receivables for 11 Arkansas facilities that were transitioned from a current operator to a new operator during the quarter and (iii) an increase of $0.3 million in general and administrative expense offset by $0.5 million of reduced acquisition costs.

Other Income (Expense)

For the three months ended September 30, 2013, total other expenses were $25.2 million, an increase of approximately $0.5 million over the same period in 2012.  The increase was primarily the result of an increase of approximately $0.5 million in interest expense due to an increase in borrowings outstanding, including debt assumed or incurred to finance 2012 transactions.

Nine Months Ended September 30, 2013 and 2012

Operating Revenues

Our operating revenues for the nine months ended September 30, 2013, totaled $307.6 million, an increase of $52.1 million over the same period in 2012.  The $52.1 million increase was primarily the result of: (i) additional $50.6 million rental income associated with (a) acquisitions made throughout 2012, (b) a lease amendment/extension with an operator, (c) additional revenue from our capital renovation program and (ii) a $1.8 million increase in other investment income primarily related to the new $24.9 million investment in May 2013. We recorded approximately $37.8 million of rental revenue associated with the 2012 acquisitions for the nine-months ended September 30, 2013.   In addition, on December 1, 2012, two of our operators combined.  In connection with the combination, we entered into a new master lease covering all of the facilities previously leased to the two operators.  The new master lease (i) increased contractual rent when compared to the combined contractual rent of the prior leases of the two operators, (ii) provided an extension of the expiration date and (iii) included annual rent escalators.  As a result of the new master lease, we recorded approximately $8.8 million of additional rental revenue for the nine-months ended September 30, 2013 compared to the same period in 2012 for the prior leases.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013, totaled $115.0 million, an increase of approximately $15.8 million over the same period in 2012.  The increase was primarily due to (i) an increase of $13.7 million of depreciation and amortization associated with acquisitions made throughout 2012, (ii) an increase of $2.4 million of provision for uncollectible accounts receivable primarily related to the write-off of straight-line receivables for 11 Arkansas facilities that were transitioned from a current operator to a new operator during the third quarter and (iii) an increase of $0.5 million in general and administrative expense, offset by (i) a decrease of $0.6 million in acquisition costs and (ii) a $0.3 million impairment charge for two held-for-sale facilities that were sold in 2012.

Other Income (Expense)

For the nine months ended September 30, 2013, total other expenses were $66.1 million, a decrease of approximately $12.3 million over the same period in 2012.  The $12.3 million decrease was primarily the result of a $4.2 million increase in interest expense due to an increase in borrowings outstanding, including debt assumed or incurred to finance 2012 acquisitions, offset by a $16.5 million decrease in interest refinancing costs.  In the second quarter of 2013, we recorded an $11.1 million interest refinancing gain associated with the write-off of the premium for above market value debt assumed on 11 HUD mortgage loans that we paid off in May 2013.  During the first quarter of 2012, we recorded $7.1 million in interest refinancing cost including (i) prepayment penalties of approximately $4.5 million, (ii) the write-off of deferred financing costs of $2.2 million and (iii) $0.4 million of expenses associated with the tender offer and redemption of our outstanding $175 million 7% 2016 Notes. The 2012 costs were partially offset by a $1.7 million write-off of the premium for above market value debt assumed on four HUD loans that were paid off early during the second quarter of 2012.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2013, was $70.3 million, compared to $56.7 million, for the same period in 2012.  Our FFO, for the nine months ended September 30, 2013, was $222.9 million, compared to $160.7 million, for the same period in 2012.

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

The following table presents our FFO results for the three- and nine- months periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Net income available to common stockholders	$38,137	$30,119	$125,315	$86,775
Add back loss (deduct gain) from real estate dispositions	—	(1,689)	1,151	(8,973)
Sub-total	38,137	28,430	126,466	77,802
Elimination of non-cash items included in net income:
Depreciation and amortization	32,202	28,305	96,386	82,651
Add back impairments on real estate properties	—	—	—	272
Funds from operations available to common stockholders	$70,339	$56,735	$222,852	$160,725

Portfolio and Recent Developments

For the nine months ended September 30, 2013, we did not acquire any facilities.

Transition of 11 Arkansas Facilities to a New Operator

On August 30, 2013, we transitioned 11 SNFs located in Arkansas that we previously leased to Advocat Inc. (now known as Diversicare Healthcare Services) to a new third party operator. The 11 facilities represent 1,084 operating beds. We amended the Advocat master lease to provide for reduced rent to reflect the transition of the 11 facilities to the new operator, and recorded a $2.3 million provision for uncollectible straight-line rent receivable. Simultaneously with the amendment to the Advocat master lease, we entered into a new master lease with the new third party operator of the 11 facilities. The new master lease expires on August 30, 2023 and includes fixed annual rent escalators.

$33 Million of New Investments in October 2013

In October 2013, we completed two separate acquisitions with two existing operators totaling $33 million. The acquisitions consisted of 1 ALF in Florida totaling 97 beds and 4 SNFs located in Indiana totaling 384 beds. These facilities were added to existing master leases.

Assets Sold

In June 2013, we sold one facility in Texas for total cash proceeds of $2.2 million, resulting in a $1.2 million loss.  Also, in April 2013, we sold a parcel of undeveloped land to a third party for approximately $0.1 million.

Assets Held for Sale

At September 30, 2013, we had two SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.0 million.

Commitment to Enter into a $525 Million Sale/Leaseback Transaction

In September 2013, a wholly owned subsidiary of Omega committed to enter into a $525 million sale/leaseback transaction in connection with the proposed acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings, Inc. In connection with the closing of the proposed acquisition, a subsidiary of Omega will acquire title to 56 facilities currently operated by Ark Holding and lease them back to Ark Holding pursuant to a 50-year lease, with rental payments yielding 10.7% per annum over the term of the lease. The sale/leaseback transaction will be accounted for as a capital lease for accounting purposes and, consistent with that treatment, the tenant will have the right to purchase the facilities for a nominal price plus closing costs at the end of the lease. In addition, commencing in the 41st year of the lease, the tenant will have the right to prepay the remainder of its obligations thereunder for an amount equal to the sum of unamortized portion of the original $525 million investment by Omega, the net present value of the remaining payments under the lease, and closing costs. In the event the tenant exercises either of these options, we would have the right to purchase the properties for fair market value at the time. The sale/leaseback transaction is subject to the satisfaction of all the conditions to the closing of the proposed acquisition of Ark Holding, including obtaining certain consents and licenses, the absence of any event having a material adverse effect on Ark Holding since the date of the agreement, and the issuance of title insurance on the properties. In September 2013, we funded a $15.0 million deposit related to this potential transaction which is included in other assets as of September 30, 2013.

Liquidity and Capital Resources

At September 30, 2013, we had total assets of $3.0 billion, stockholders’ equity of $1.2 billion and debt of $1.7 billion, representing approximately 58.8% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2012 and September 30, 2013, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

2.875 Million Shares of Common Stock Offering

On October 7, 2013, we sold 2,875,000 shares of common stock in an underwritten public offering at an offering price of $30 per share before underwriting discounts and expenses.  Our total net proceeds from the offering, after underwriting discounts and expenses were approximately $84.5 million.

Bank Credit Agreements

We have a $700 million unsecured credit facility that we entered into on December 6, 2012, comprised of a $500 million unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured term loan (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).

The 2012 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity thereunder by a combined $300 million, to a total of $1 billion.

At September 30, 2013, we had no outstanding amount under the 2012 Revolving Credit Facility, and no letters of credit outstanding, leaving availability of $500 million. The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.  The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).

At September 30, 2013, the full $200 million was outstanding under the 2012 Term Loan Facility.  The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  The 2012 Term Loan Facility matures on December 6, 2017.

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

For the three months ended September 30, 2013, we sold 2.1 million shares under the 2013 ESP, at an average price of $29.42 per share, generating gross proceeds of approximately $63.2 million, before $1.3 million of commissions.  For the nine months ended September 30, 2013, we sold approximately 4.4 million shares under the 2013 ESP, at an average price of $30.61 per share, generating gross proceeds of approximately $136.0 million, before $2.7 million of commissions.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended September 30, 2013, approximately 0.2 million shares of our common stock at an average price of $29.03 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $6.2 million.  For the nine-month period ended September 30, 2013, approximately 1.7 million shares of our common stock at average of $28.53 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for net proceeds of approximately $47.8 million.

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

For the three- and nine- months ended September 30, 2013, we paid total dividends of $55.1 million and $159.1 million, respectively.

On October 15, 2013, the Board of Directors declared a common stock dividend of $0.48 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter.  The common dividends are to be paid November 15, 2013 to common stockholders of record on October 31, 2013.

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

Cash and cash equivalents totaled $67.8 million as of September 30, 2013, an increase of $66.0 million as compared to the balance at December 31, 2012.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $200.1 million of net cash flow for the nine months ended September 30, 2013, as compared to $157.0 million for the same period in 2012, an increase of $43.1 million.  The increase was primarily due to the additional cash flow from the facilities acquired and leased throughout 2012.

Investing Activities – Net cash flow from investing activities was an outflow of $69.8 million for the nine months ended September 30, 2013, as compared to an outflow of $228.2 million for the same period in 2012.  The $158.4 million decrease in cash outflow from investing activities relates primarily to change in acquisition activities.  During the nine months ended September 30, 2012, we acquired (i) a parcel of land for $1.9 million, and (ii) 32 facilities for $230.8 million.  During the nine months ended September 30, 2013, we invested $2.4 million to acquire assets to construct a new facility in Palm Beach Florida.  In addition, during the nine months ended September 30, 2012, we placed $7.1 million of investment in mortgage loans compared to $3.2 million for the same period in 2013.  Offsetting these decreases of the cash outflow were: (i) in 2012 we received net proceeds of $24.2 million for the sale of real estate compared to $2.3 million for the same period in 2013, (ii) in 2012 we had a net cash inflow of $7.2 million from other investments – net compared to  cash outflow of $28.1 million for the same period in 2013, (iii) in 2013 we made $23.7 million of investment in our capital renovation program compared to $20.1 million in the same period of 2012 and (iv) in September 2013 we funded a $15 million deposit for the proposed $525 million investment scheduled for Q4 2013.

Financing Activities – Net cash flow from financing activities was an outflow of $64.2 million for the nine months ended September 30, 2013 as compared to an inflow of $77.8 million for the same period in 2012.  The $142.0 million change in financing activities related primarily to the decreased level of acquisition and investment activity during the nine months ended September 30, 2013 compared to 2012.  The change was primarily a result of: (i) net proceed of $100 million on the 2012 Term Loan Facility for the nine months ended September 30, 2013, (ii) an increase in net proceeds of $82.5 million from our common stock issued through our Equity Shelf Program during the nine months period of 2013 compared to the same period in 2012.  Offsetting these increases were: (i) net payments of $158 million on the 2012 Credit Facility during the nine months period of 2013 compared to $170.5 million of net payments on the 2011 Credit Facility for the same period in 2012, (ii) $59.4 million proceeds from HUD debt refinancing during the first quarter of 2013 compared to the issuance of our $400 million 2024 Notes in March 2012, (iii) $113.4 million HUD mortgages payoff including routine HUD debt principal payments during the nine months period of 2013 compared to $189.7 million payments for the same period in 2012 including: (a) $175.0 million tender offer and redemption payments for our outstanding $175 million 2016 Notes, (b) $11.7 million early retirement of four HUD mortgages and (c) $2.9 million in routine HUD debt principal, (iv) a decrease in net payment of $12.1 million in refinancing costs during the nine months period of 2013 compared to the same period of 2012 primarily associated with (a) the tender offer and redemption of our $175 million 2016 Notes in the first quarter of 2012, (b) the issuance of our $400 million 2024 Notes in the first quarter of 2012 and (c) prepayment penalty for the extinguishment of the HUD debt in the second quarter of 2012, (v) a decrease in net proceeds of $58.3 million from our dividend reinvestment plan during the nine months period of 2013 compared to the same period in 2012, and (vi) an increase in dividend payments of $26.4 million related to an increase in number of shares outstanding and an increase of $0.13 per share in the dividends during the nine months period of 2013 compared to the same period in 2012.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013.

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

Item 6–Exhibits

Exhibit No.
4.1
Ninth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee,  supplementing the Indenture, dated as of February 9, 2010, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 7.5% Senior Notes due 2020, including the Form of 7.5% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 10, 2010).*

4.2
Seventh Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, supplementing the Indenture, dated as of October 4, 2010, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 5, 2010).*

4.3
Fifth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, supplementing the Indenture, dated as of March 19, 2012, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).*

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: November 7, 2013	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: November 7, 2013	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

