Form 10-K
period 2013-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2014-02-11
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐       No   ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was $3,634,070,178 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed using the $31.02 closing price per share for such stock on the New York Stock Exchange on such date.

As of January 31, 2014, there were 124,226,223 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013, is incorporated by reference in Part III herein.

OMEGA HEALTHCARE INVESTORS, INC.
2013 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega” or the “Company”) was incorporated in the State of Maryland on March 31, 1992. We are a self-administered real estate investment trust (“REIT”), investing in income producing healthcare facilities, principally long-term care facilities located throughout the United States. We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of our debt and equity securities, the assumption of secured indebtedness, retention of cash flow, or a combination of these methods.

In 2013, we completed the following transactions totaling approximately $622 million in new investments:

●
$529 million purchase/leaseback transaction completed in November 2013. On November 27, 2013, we closed on a purchase/leaseback transaction for 56 facilities operated by Ark Holding Company, Inc. (“Ark Holding”). The purchase/leaseback transaction was consummated in connection with the acquisition by merger of Ark Holding by 4 West Holdings, Inc. (“4 West”) on November 27, 2013. Ark Holding was previously owned by the private equity firm Behrman Capital. As part of the transaction, Omega acquired title to 55 SNFs and 1 ALF and leased them back to the prior operators pursuant to four 50-year direct financing leases with rental payments to Omega yielding 10.6% per annum over the term of the lease. The 56 facilities represent 5,624 licensed beds located in 12 states, predominantly in the southeastern United States. The 56 facilities are separated by region and divided among four cross-defaulted Master Leases. The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility). The initial year one contractual rent is $47 million with 2.5% escalators beginning in year five.

●
$33 million of new investments with two existing operators. The acquisitions consisted of 1 ALF in Florida totaling 97 beds and 4 SNFs located in Indiana totaling 384 beds. These facilities were added to existing master leases.

●	$35 million of investments in our capital expenditure programs.

●	$25 million mezzanine loan to a third party, which the borrower subsequently paid off in December 2013.

As of December 31, 2013, our portfolio of investments included 541 healthcare facilities located in 38 states and operated by 49 third-party operators. We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties. This portfolio was made up of:

●	476 SNFs, 18 ALFs and 11 specialty facilities;
●	fixed rate mortgages on 33 long-term healthcare facilities; and
●	three facilities and one parcel of land held-for-sale.

As of December 31, 2013, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $3.9 billion. In addition, we held miscellaneous investments of approximately $53.1 million at December 31, 2013, consisting primarily of secured loans to third-party operators of our facilities.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com. The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2013, 2012 and 2011. (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 3 – Properties”, “Note 4 – Direct Financing Leases” and “Note 6 – Mortgage Notes Receivable”).

Revenues by Asset Category
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Core assets:
Lease rental income	$375,135	$314,592	$273,517
Income from direct financing leases	5,203	—	—
Mortgage interest income	29,351	30,446	16,274
Total core asset revenues	409,689	345,038	289,791
Other asset revenue	8,874	4,760	2,070
Miscellaneous income	151	662	343
Total revenue	$418,714	$350,460	$292,204

The following table summarizes our real estate assets by asset category as of December 31, 2013 and 2012.

Assets by Category
(in thousands)

	As of December 31,
	2013	2012
Core assets:
Leased assets	$3,099,547	$3,038,553
Investment in direct financing leases	529,445	—
Mortgaged assets	241,515	238,621
Total core assets	3,870,507	3,277,174
Other investments	53,054	47,339
Total real estate assets before held for sale assets	3,923,561	3,324,513
Held for sale assets	1,356	1,020
Gross investments	$3,924,917	$3,325,533

Description of the Business

Investment Strategy. We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located throughout the United States. Our investments are generally geographically diverse and operated by a diverse group of established, middle-market healthcare operators that meet our standards for quality and experience of management and creditworthiness. Our criteria for evaluating potential investments includes but is not limited to:

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

We prefer to invest in equity ownership of properties. Due to regulatory, tax or other considerations, we may pursue alternative investment structures. The following summarizes our primary investment structures. The average annualized yields described below reflect existing contractual arrangements. However, due to the nature of the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due. Therefore, the annualized yields as of January 1, 2014, set forth below, are not necessarily indicative of future yields, which may be lower.

Purchase/Leaseback. In a purchase/leaseback transaction, we purchase a property from an operator and lease it back to the operator over a term typically ranging from 5 to 15 years, plus renewal options. Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index. At January 1, 2014, our average annualized yield from leases was approximately 11.4%.

Direct Financing Leases. In addition to our typical lease agreements, in November 2013, we provided four 50 year leases to an operator in connection with the Ark Holding purchase/leaseback transaction described above. The leases are being accounted for as direct financing leases. The leases provide for annual escalators of 2.5% beginning in year 5. At January 1, 2014, our annualized yield from the direct financing leases investments was 10.6%.

Fixed-Rate Mortgage. Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At January 1, 2014, our average annualized yield on these investments was approximately 11.4%.

The table set forth in “Item 2 – Properties” contains information regarding our properties and investments as of December 31, 2013.

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

Interest on debt secured by mortgages on real property or on interests in real property generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property. The extreme duress being experienced by the real estate market has required a number of lenders and borrowers to modify the terms of their mortgage loans. A modification of a mortgage loan, if it is deemed substantial for income tax purposes, could be considered to be the deemed issuance of a new mortgage loan that is subject to re-testing under these rules, with the possible re-characterization of the mortgage interest on such loan as non-qualifying income for purposes of the 75% gross income test (but not the 95% gross income test, which is discussed below), as well as non-qualifying assets under the asset test (discussed below) and the deemed exchange of the modified loan for the new loan could result in imposition of the 100% prohibited transaction tax (also discussed below). The IRS recently issued guidance providing relief in the case of certain existing mortgage loans held by a REIT that are modified in response to these market conditions such that (i) the modified mortgage loan need not be re-tested for purposes of determining whether the income from the mortgage loan continues to be qualified income for purposes of the 75% gross income test or whether the mortgage loan retains its character as a qualified REIT asset for purposes of the asset test (discussed below), and (ii) the modification of the loan will not be treated as a prohibited transaction. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of these rules for special relief. We monitor our mortgage loans and direct financing leases for compliance with the above rules.

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

The definition of foreclosure property includes any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). However, we do not currently own any property with respect to which we have made foreclosure property elections. Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2013 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses. We cannot predict whether, in the future, our income from foreclosure property will be significant and whether we could be required to pay a significant amount of tax on that income.

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests. We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. For tax years beginning after 2004, we were no longer required to include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test and we are no longer required to include in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 75% gross income test any gross income from any hedging transaction entered into after July 30, 2008. We did not engage in hedge transactions in 2011, 2012, or 2013.

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

Failure to Qualify. If we fail to qualify as a REIT in any taxable year, and the reasonable cause relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify will not be deductible, and our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders. In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable as dividend income, to the extent of our current and accumulated earnings and profits. However, in such a case, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction with respect to dividends that we make, and in the case of an individual, trust, or an estate, dividends are treated the same as capital gain income, which currently is subject to a maximum income tax rate that is lower than regular income tax rates. In addition, in the case of an individual, trust or an estate, to the extent such taxpayer’s unearned income (including dividends) exceeds certain threshold amounts, the Medicare Tax on unearned income also will apply to dividend income. Unless entitled to relief under specific statutory provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to such statutory relief. Failure to qualify could result in our incurring indebtedness or liquidating investments to pay the resulting taxes.

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

Government Regulation and Reimbursement

The health care industry is heavily regulated. Our operators are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. See “Item 1A – Risk Factors.” The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Healthcare Reform. In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). This legislation represents the most comprehensive change to healthcare benefits since the inception of the Medicare program in 1965, and is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms.

Significant rule making and regulation promulgated under the Healthcare Reform Law has already occurred, and we expect additional rules, regulations and interpretation that may materially affect our operators’ financial condition and operations. For example, although the U.S. Supreme Court recently upheld the Healthcare Reform Law (other than the requirement that states expand Medicaid beginning in 2014), the Healthcare Reform Law and the implementation thereof continue to receive challenge and scrutiny from Congress, state attorneys general and legislators, and private individuals and organizations. In addition, certain measures recently taken under the authority of, or in connection with, the Healthcare Reform Law may lead to additional modification and/or clarification in the future, including the following:

●         On January 3, 2013, a new federal Commission on Long-Term Care was established and tasked with developing a plan for the establishment, implementation and financing of a high-quality system to provide long-term care services. In September 2013, the Commission released a report with 38 proposals for legislative and administrative actions to promote the establishment and financing of a long-term care services system that will ensure the availability of such services to those who need them. The Commission recommended creating a national advisory committee and convening a 2015 White House Conference on aging.

●         The Healthcare Reform Law requires private health insurers that sell policies to individuals and small businesses to provide, starting in 2014, a set of “essential health benefits” in ten categories, including prescription drugs, rehabilitative and habilitative services, and chronic disease management. As required under the law, states define the essential health benefits. States are currently submitting their essential health benefit packages to the Department of Health and Human Services (“HHS”).

●         The Healthcare Reform Law requires SNFs to implement a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. HHS has not yet issued the proposed regulations to implement this law that were due in March 2012.

Given the complexity of the Healthcare Reform Law and the substantial requirements for regulation thereunder, the impact of the Healthcare Reform Law on our operators or their ability to meet their obligations to us cannot be predicted. The Healthcare Reform Law could result in decreases in payments to our operators or otherwise adversely affect the financial condition of our operators, thereby negatively impacting our financial condition. Our operators may not be successful in modifying their operations to lessen the impact of any increased costs or other adverse effects resulting from changes in governmental programs, private insurance and/or employee welfare benefit plans. The impact of the Healthcare Reform Law on each of our operators will vary depending on payor mix, resident conditions and a variety of other factors. In addition to the provisions relating to reimbursement, other provisions of the Healthcare Reform Law may impact our operators as employers (e.g., requirements related to providing health insurance for employees). We anticipate that many of the provisions in the Healthcare Reform Law may be subject to further clarification and modification during the rule making process.

Reimbursement Generally. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, consisting primarily Medicare and Medicaid. In recent years, the federal government and many state governments have focused on reducing expenditures under the Medicare and Medicaid programs, resulting in significant cost-cutting at both the federal and state levels. These cost-cutting measures, together with the implementation of changes in reimbursement rates such as those described below, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.

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

Medicaid. State budgetary concerns, coupled with the implementation of rules under the Healthcare Reform Law, may result in significant changes in healthcare spending at the state level. Many states are currently focusing on the reduction of expenditures under their state Medicaid programs, which may result in a reduction in reimbursement rates for our operators. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. Since our operators’ profit margins on Medicaid patients are generally relatively low, more than modest reductions in Medicaid reimbursement or an increase in the number of Medicaid patients could adversely affect our operators’ results of operations and financial condition, which in turn could negatively impact us.

The Healthcare Reform Law provided for Medicaid coverage to be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, beginning January 1, 2014. The federal government will pay the entire cost for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016). In 2017, the federal share declines to 95%; in 2018, to 94%; in 2019, to 93%; and in 2020 and subsequent years, to 90%. Pursuant to the law, states may delay Medicaid expansion after 2014, but the federal payment rates will be less.

However, on June 28, 2012, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. Approximately half of the states have expanded Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions. HHS has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents. Several other states are also considering this option.

Medicare. For the federal fiscal year 2014, CMS increased SNF payment rates by 1.4% (2.3% market basket update minus adjustments), which amounts to an estimated $500 million increase in payments to SNFs beginning October 1, 2013.

Provisions contained in the American Taxpayer Relief Act (“ATRA”) of 2012, known colloquially as the fiscal cliff deal, are designed to reduce Medicare payments to SNFs by an estimated $600 million during 2012 to 2022. It also reduces payments for multiple procedures or therapies provided on the same day, which will result in approximately $1.8 billion savings to Medicare over the next 10 years, which will impact SNFs as well. Under ATRA, sequestration cuts impacting domestic and defense spending became effective March 1, 2013. Although Medicaid is exempted from the sequestration cuts, they included a 2% cut in payments to Medicare providers and suppliers, which amounted to an estimated $11.3 billion in cuts in fiscal year 2013. The Bipartisan Budget Act of 2013 provides for $63 billion in sequestration relief in FY 2014 and 2015 which will be split evenly between defense and nondefense programs. It is unknown how Medicare will be impacted.

The Middle Class Tax Relief and Job Creation Act of 2012 was signed into law on February 22, 2012 and extended the Medicare Part B Outpatient Therapy Cap Exceptions Process through December 31, 2012. The statutory Medicare Part B outpatient cap for occupational therapy is $1,920 for 2014, and the combined cap for physical therapy and speech therapy is also $1,920 for 2014. These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. Congress implemented a temporary therapy cap exceptions process, which permits medically necessary therapy services to exceed the payment limits. Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

CMS has incorporated hospital readmissions review into the Quality Indicators Survey. Under Medicare’s Inpatient Prospective Payment System, CMS began adjusting payments to hospitals for excessive readmissions of patients for heart attacks, heart failure and pneumonia during fiscal years beginning on and after October 1, 2012. Long term care facilities will be under increased scrutiny to prevent residents from being readmitted to hospitals for these conditions in particular, and have an opportunity to demonstrate their quality of care by reducing their hospital readmission rates. It is anticipated that hospital readmissions will be a consideration in the future in the CMS five-star rating system.

Office of the Inspector General Activities. The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2013, which describes projects that the OIG plans to address during the fiscal year, included a number of projects related to nursing homes. Reviews of Medicare Part A and Part B payments and services for SNFs focused on the following: (1) adverse events in post-acute care; (2) Medicare requirements for quality of care; (3) verification of state agency identified deficiencies’ corrections; (4) oversight of poorly performing SNFs; (5) use of atypical antipsychotic drugs; (6) hospitalizations of SNF residents; (7) questionable billing practices for Part B services; and (8) oversight of the accuracy and completeness of MDS data. Medicaid reviews will focus on communicable diseases and MDS data. The Work Plan for fiscal year 2014 will be issued in January 2014. The OIG continues its efforts in addressing fraud and abuse. While we cannot predict the results of the OIG’s activities, the projects could result in further scrutiny and/or oversight of nursing homes.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, and the corresponding regulations promulgated thereunder (“HIPAA”). On January 25, 2013, the Office for Civil Rights (OCR) issued a final rule modifying HIPAA which required our operators to expend significant time and money to implement. Some of the new requirements include, among other things: making business associates subject to the HIPAA Privacy and Security Rules which will require new business associate agreements; changes in determining whether a breach of unsecured protected health information occurred; new requirements for the Notice of Privacy Practices; and decreasing the time to disclose protected health information and requiring disclosures to be electronic under certain conditions.

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

Executive Officers of Our Company

As of February 1, 2014, the executive officers of our company were as follows:

C. Taylor Pickett (52) is our Chief Executive Officer and has served in this capacity since June 2001. Mr. Pickett has also served as Director of the Company since May 30, 2002. Mr. Pickett’s term as a Director expires in 2014. Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013. Mr. Pickett is also a Director of Atherio, a technology, outsourcing, consulting and managed services company. From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer. Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (50) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (60) is our Senior Vice President of Operations and has served in this capacity since July 2001. From 1997 to 2000, Mr. Crabill served as a Senior Vice President of Operations at Mariner Post-Acute Network, Inc. Prior to joining Mariner Post-Acute Network, Inc., Mr. Crabill served as an Executive Vice President of Operations at Beverly Enterprises, Inc.

Robert O. Stephenson (50) is our Chief Financial Officer and has served in this capacity since August 2001. From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc. Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (45) is our Chief Accounting Officer and has served in this capacity since February 2007. From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc. From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of December 31, 2013, we had 25 full-time employees, including the five executive officers listed above.

Item 1A - Risk Factors

Following are some of the risks and uncertainties that could cause the Company’s financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this report or the Company’s other filings with the SEC. These risks should be read in conjunction with the other risks described in this report including but not limited to those described in “Taxation” and “Government Regulation and Reimbursement” under “Item 1” above. The risks described below are not the only risks facing the Company and there may be additional risks of which the Company is not presently aware or that the Company currently considers unlikely to significantly impact the Company. Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

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

●
Reimbursement; Medicare and Medicaid. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform,” “– Reimbursement,” “– Medicaid,” and “– Medicare,” and the risk factor entitled “Our operators depend on reimbursement from governmental and other third-party payors, and reimbursement rates from such payors may be reduced” for a further discussion on governmental and third-party payor reimbursement and the associated risks presented to our operators. Failure to maintain certification in these programs would result in a loss of funding from such programs and could negatively impact an operator’s ability to meet its obligations to us.

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

15

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

The Healthcare Reform Law requires SNFs to implement, by March 2013, a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. HHS has not yet issued the proposed regulations to implement this law that were due in March 2012. It is unclear whether this provision of the law will be enforced until the regulations are issued. See “Item 1. Business – Government Regulation and Reimbursement – Healthcare Reform.” If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.

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

The American Taxpayer Relief Act will cut payments to SNFs.

On January 3, 2013, Congress enacted the American Taxpayer Relief Act (“ATRA”) of 2012. Payments to SNFs will be cut by approximately $600 million from FY 2013 - FY 2022. Under ATRA, payments for multiple procedures or therapies provided on the same day will be reduced, resulting in approximately $1.8 billion savings to Medicare over the next 10 years. Sequestration cuts to domestic and defense spending, including a 2% cut in payments to Medicare providers and suppliers, became effective on March 1, 2013. See “Item 1. Business – Government Regulation and Reimbursement – Medicare.”

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

We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the recent recession), due to the adverse impact caused by various factors including inflation, deflation, increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a distressed real estate market, market volatility and weakened business and consumer confidence. This difficult operating environment caused by an economic slowdown or recession could have an adverse impact on the ability of our operators to maintain occupancy rates, which could harm their financial condition. Any sustained period of increased payment delinquencies, foreclosures or losses by our operators under our leases and loans could adversely affect our income from investments in our portfolio.

Certain third parties may not be able to satisfy their obligations to us or our operators due to uncertainty in the capital markets.

Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our operators to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. Similarly, if any of our other counterparties, such as letter of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, experience difficulty in accessing capital or other sources of funds or fail to remain a viable entity, it could have an adverse effect on our business.

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

At December 31, 2013, we had investments with one operator and/or manager that exceeded 10% of our total investments: New Ark Investment, Inc. (“Ark”) (14%). No other operator represents more than 10% of our investments at December 31, 2013.

For the year ended December 31, 2013, our revenues from operations totaled $418.7 million, of which approximately $55.2 million were from Genesis (13%) and $44.2 million from CommuniCare (11%). No other operator generated more than 10% of our revenues from operations for the year ended December 31, 2013.

We cannot assure you that any of our operators will have sufficient assets, income or access to financing to enable them to satisfy their obligations to us. Any failure by our operators, and specifically those operators described above, to effectively conduct their operations could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

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

Depressed economic conditions, the availability and cost of credit, turmoil in the mortgage market and depressed real estate markets have contributed and will in the future contribute to increased volatility and diminished expectations for real estate markets and the economy as a whole. Significant market disruption and volatility could impact our ability to secure third-party borrowings or refinance our existing debt in the future.

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

As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time including:

●	the extent of investor interest;
●	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	the financial performance of us and our operators;
●	analyst reports on us and the REIT industry in general;
●
general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

●
our failure to maintain or increase our dividend, which is dependent, to a large part, on the increase in funds from operations, which in turn depends upon increased revenues from additional investments and rental increases; and

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

The financing required to make future investments and satisfy maturing commitments may be provided by borrowings under our credit facilities, private or public offerings of debt or equity, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. To the extent we must obtain debt financing from external sources to fund our capital requirements, we cannot guarantee such financing will be available on favorable terms, if at all. In addition, if we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient to make distributions to our stockholders and repay our maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings and our ability to obtain additional financing in the future, and making us more vulnerable to a downturn in our results of operations or the economy generally.

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

We cannot assure you that we will be able to manage our recently acquired or future new facilities without encountering difficulties or that any such difficulties will not have a material adverse effect on us.

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

The terms of our credit agreements and note indentures require us to comply with a number of customary financial and other covenants which may limit our management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments, and create liens. Any additional financing we may obtain could contain similar or more restrictive covenants. Our continued ability to incur indebtedness and conduct our operations is subject to compliance with these financial and other covenants. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such breach could materially adversely affect our business, results of operations and financial condition.

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

Our business is subject to many risks that are associated with the ownership of real estate. For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates, if at all. Other risks that are associated with real estate acquisition and ownership include, without limitation, the following:

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

We and several of our wholly-owned subsidiaries were named as defendants in professional liability and general liability claims related to our owned and operated facilities prior to 2005. Other third-party managers responsible for the day-to-day operations of these facilities were also named as defendants in these claims. In these suits, patients of certain previously owned and operated facilities have alleged significant damages, including punitive damages, against the defendants. Although all of these prior suits have been settled, we or our affiliates could be named as defendants in similar suits. There can be no assurance that we would be successful in our defense of such potential matters or in asserting our claims against various managers of the subject facilities or that the amount of any settlement or judgment would be substantially covered by insurance or that any punitive damages will be covered by insurance.

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

In addition, we may issue additional capital stock in the future to raise capital or as a result of the following:

●
the issuance and exercise of options to purchase our common stock or other equity awards under remuneration plans (we may also issue equity to our employees in lieu of cash bonuses or to our directors in lieu of director’s fees);

●	the issuance of shares pursuant to our dividend reinvestment and direct stock purchase plan or at-the-market offerings;
●	the issuance of debt securities exchangeable for our common stock;
●	the exercise of warrants we may issue in the future;
●	the issuance of warrants or other rights to acquire shares to current or future lenders in connection with providing financing; and
●	the sales of securities convertible into our common stock.

There are no assurances of our ability to pay dividends in the future.

Our ability to pay dividends may be adversely affected upon the occurrence of any of the risks described herein. Our payment of dividends is subject to compliance with restrictions contained in our credit agreements, the indentures governing our senior notes and any preferred stock that our Board of Directors may from time to time designate and authorize for issuance. All dividends will be paid at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, our dividends in the past have included, and may in the future include, a return of capital.

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

Significant legislative, judicial and administrative changes to the federal income tax laws could adversely impact the income tax consequences of owning our stock. Such changes have occurred in the past and are likely to continue to occur in the future, and we cannot assure you that any of these changes will not adversely affect an investment in our stock or on our stock’s market value or resale potential. Stockholders are urged to consult with their own tax advisor with respect to the impact that past legislative, regulatory or administrative changes or potential legislation may have on their investment in our stock.

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.

If any rating agency downgrades our credit rating, or places our rating under watch or review for possible downgrade, then it may be more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock may decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2013, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities and direct financing leased facilities that are leased to operators or other affiliates, mortgages on facilities that are operated by the mortgagors or their affiliates and facilities subject to leasehold interests. The facilities are located in 38 states and are operated by 49 operators. We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties. In some cases, our tenants and mortgagees contract with a healthcare operator to operate the facilities. The following table summarizes our property investments as of December 31, 2013:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Investment (in thousands)
Leased Facilities(1)

Genesis HealthCare	6,014	52	$350,489
Health and Hospital Corporation	4,596	44	304,719
CommuniCare Health Services, Inc	3,314	28	271,842
Airamid Health Management	4,413	37	255,125
Signature Holdings II, LLC	3,398	32	237,423
S&F Management Company, LLC	1,830	14	212,373
Gulf Coast Master Tenant I, LLC	2,254	18	156,936
Affiliates of Capital Funding Group, Inc.	1,844	17	129,697
Guardian LTC Management Inc.	1,674	23	125,971
Consulate Health Care	2,023	17	117,654
Diversicare Healthcare Services	2,876	25	107,716
Nexion Health Inc	2,030	19	84,162
Affiliates of Persimmon Ventures, LLC & White Pine Holdings, LLC	757	5	83,940
Essex Healthcare Corporation	1,236	13	83,587
TenInOne Acquisition Group, LLC	1,451	10	82,617
Swain/Herzog	1,008	9	57,481
Mark Ide Limited Liability Company	1,085	12	46,771
Southern Administrative Services, LLC	1,084	11	44,843
Sava Senior Care, LLC	567	4	41,824
StoneGate Senior Care LP	750	7	33,932
Haven Health Group of AZ	476	6	33,372
Pinon Management, Inc.	492	6	30,390
Fundamental Long Term Care Holding, LLC	381	3	21,305
Daybreak Venture, LLC	483	5	19,790
Rest Haven Nursing Center Inc.	176	1	14,400
Health Systems of Oklahoma LLC	407	3	12,470
Washington N&R	239	2	12,152
Care Initiatives, Inc	188	1	10,347
Adcare Health Systems	300	2	10,000
Ensign Group, Inc.	271	3	9,656
Lakeland Investors, LLC	274	1	9,625
Infinity Health Care Management	200	2	9,547
Laurel	235	2	7,585
Community Eldercare Services, LLC	100	1	7,572
Hickory Creek Healthcare Foundation	138	2	7,250
Southwest LTC	150	1	6,840
Longwood Management Corporation	185	2	6,448
Crowne Management, LLC	172	1	6,351
EmpRes Healthcare Management, LLC	105	1	6,294
Elite Senior Living, Inc	105	1	5,893
Emeritus Corporation	52	1	5,674
Country Villa Claremont Healthcare Center, Inc	99	1	4,546
HMS Holdings at Texarkana, LLC	114	1	4,281
Hoosier Enterprises Inc.	47	1	3,622
Generations Healthcare, Inc.	59	1	3,007
Diamond Care Vida Encantada, LLC	102	1	2,028
	49,754	449	3,099,547

Assets Held for Sale
Closed Facilities	-	3	1,356
	-	3	1,356

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Investment (in thousands)

Investment in Direct Financing Leases
New Ark Investment, Inc.	5,435	56	529,445
	5,435	56	529,445
Fixed - Rate Mortgages(2)

Ciena Healthcare	1,896	17	116,878
CommuniCare Health Services, Inc	1,028	8	77,240
Affiliates of Persimmon Ventures, LLC & White Pine Holdings, LLC	412	4	26,500
Meridian	240	3	15,897
Nexion Health Inc.	120	1	5,000
	3,696	33	241,515

Total	58,885	541	$3,871,863

(1) Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(2) In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our facilities by state as of December 31, 2013:

	Number of Facilities	Number of Operating Beds	Gross Investment (in thousands)	% of Gross Investment
Florida	86	10,150	$618,619	16.0
Ohio	50	5,268	374,644	9.7
Indiana (1)	56	5,436	347,321	9.0
Mississippi	19	2,017	219,509	5.7
Texas	40	4,708	191,563	4.9
California	22	2,367	187,032	4.8
Pennsylvania	25	2,267	183,091	4.7
Maryland	16	2,089	174,077	4.5
South Carolina	16	1,380	168,939	4.4
Michigan	21	2,289	154,878	4.0
Tennessee	18	2,460	150,205	3.9
Arkansas	23	2,385	125,912	3.2
Arizona	10	987	98,014	2.5
Colorado	12	1,267	79,659	2.1
West Virginia	11	1,255	75,796	2.0
Kentucky	15	1,214	67,658	1.7
North Carolina	11	1,290	67,057	1.7
Georgia	7	906	64,284	1.7
Virginia	4	527	63,496	1.6
Massachusetts	8	896	57,347	1.5
Louisiana	14	1,478	57,093	1.5
Alabama	10	1,259	54,440	1.4
Rhode Island	4	558	43,534	1.1
Idaho	6	598	33,463	0.9
Wisconsin	4	526	30,562	0.8
Oklahoma (1)	5	511	24,472	0.6
New Hampshire	3	221	23,082	0.6
Washington	3	270	21,433	0.6
Nevada	3	381	21,305	0.5
Iowa	3	359	21,202	0.5
Utah	3	287	16,487	0.4
Vermont	2	238	15,382	0.4
Illinois	4	446	14,406	0.4
Missouri	2	239	12,152	0.3
New Mexico	2	221	7,228	0.2
Kansas	1	82	3,210	0.1
Oregon	1	53	2,441	0.1
Connecticut (1)	1	-	870	-
Total	541	58,885	$3,871,863	100.00

(1) These states include one facility that is classified as held-for-sale as of December 31, 2013.

Geographically Diverse Property Portfolio. Our portfolio of properties is broadly diversified by geographic location. Our portfolio includes healthcare facilities located in 38 states. In addition, the majority of our 2013 rental, direct financing lease and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities. We believe that such state approvals may limit competition for our operators and enhance the value of our properties.

Large Number of Tenants. Our facilities are operated by 49 different public and private healthcare providers and/or managers. Except for New Ark Investment, Inc. (“Ark”) (14%), Genesis HealthCare (9%), CommuniCare Health Services, Inc. (9%), Health and Hospital Corporation (8%), subsidiaries and affiliates of Airamid Health Management (7%), Signature Holdings II, LLC (6%) and S&F Management Company, LLC (5%) which together hold approximately 58% of our portfolio (by investment), no other single tenant holds greater than 5% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans. At December 31, 2013, approximately 65% of our operating leases, 98% of our mortgages and 100% of our direct financing leases have primary terms that expire after 2018. The majority of our leased real estate properties are leased under provisions of master lease agreements. We also lease facilities under single facility leases. The initial terms of both types of leases typically range from 5 to 15 years, plus renewal options with the exception of our investment in the Ark leases which are 50 year leases and expire in 2063.

All of our leased properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our operating lease agreements as of December 31, 2013 by year without giving effect to any renewal options:

Expiration Year	Annualized Straight-line Rental Revenue Expiring	Number of Leases Expiring
	($ in thousands)
2014	$-	-
2015	2,859	5
2016	25,793	5
2017	7,040	5
2018	55,479	8
2019	-	-
2020	1,785	2
2021	31,676	3
2022	62,242	8
2023	71,090	11
2024	30,828	10
Thereafter	90,642	8
Total	$379,434	65

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

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.” The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per common share:

2013				2012

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$30.53	$24.13	$0.45	First	$22.23	$19.03	$0.41
Second	38.41	28.32	0.46	Second	23.09	20.14	0.42
Third	34.29	27.37	0.47	Third	25.00	22.54	0.42
Fourth	34.00	29.66	0.48	Fourth	24.35	21.30	0.44
			$1.86				$1.69

The closing price for our common stock on the New York Stock Exchange on January 31, 2014 was $31.94 per share. As of January 31, 2014 there were 124,226,223 shares of common stock outstanding with approximately 2,790 registered holders.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	1,251,765	$—	2,818,256
Equity compensation plans not approved by security holders	—	—	—
Total	1,251,765	$—	2,818,256

(1)
Reflects (i) a maximum of 541,045 shares that could be issued if certain performance conditions are achieved related to the December 31, 2013 award of performance restricted stock units, (ii) 372,735 shares issuable under awards that vest ratably in 2014 on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, (iii) 124,244 shares that vested and were distributed in January 2014, and (iv) 213,741 restricted stock units that were granted on December 31, 2013.

(2)	No exercise price is payable with respect to the restricted stock units, performance restricted stock units.
(3)	Reflects shares of common stock remaining available for future awards under our 2013 Stock Incentive Plans.

During the fourth quarter of 2013, we purchased 193,248 outstanding shares of our common stock from employees to pay the withholding taxes related to the vesting of restricted stock.

Issuer Purchases of Common Stock

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2013 to October 31, 2013	-	-	-	-
November 1, 2013 to November 30, 2013	-	-	-	-
December 1, 2013 to December 31, 2013	193,248	$29.80	-	-
Total	193,248	$29.80	-	-

(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of restricted stock. The shares were not part of a publicly announced repurchase plan or program.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments from 2009 to 2013. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)

Operating Data
Revenues from core operations	$418,714	$350,460	$292,204	$250,985	$179,008
Revenues from nursing home operations	-	-	-	7,336	18,430
Total revenues	$418,714	$350,460	$292,204	$258,321	$197,438

Income from continuing operations	$172,521	$120,698	$52,606	$58,436	$82,111

Net income available to common stockholders	172,521	120,698	47,459	49,350	73,025
Per share amounts:
Income from continuing operations:
Basic	$1.47	$1.12	$0.46	$0.52	$0.87
Diluted	1.46	1.12	0.46	0.52	0.87
Net income available to common stockholders:
Basic	$1.47	$1.12	$0.46	$0.52	$0.87
Diluted	1.46	1.12	0.46	0.52	0.87

Dividends, Common Stock(1)	$1.86	$1.69	$1.55	$1.37	$1.20
Dividends, Series D Preferred(1)	-	-	0.74	2.09	2.09

Weighted-average common shares outstanding, basic	117,257	107,591	102,119	94,056	83,556
Weighted-average common shares outstanding, diluted	118,100	108,011	102,177	94,237	83,649

	As of December 31,
	2013	2012	2011	2010	2009
	( in thousands)
Balance Sheet Data
Gross investments	$3,924,917	$3,325,533	$2,831,132	$2,504,818	$1,803,743
Total assets	3,462,216	2,982,005	2,557,312	2,304,007	1,655,033
Revolving line of credit	326,000	158,000	272,500	-	94,100
Term loan	200,000	100,000	-	-	-
Other long-term borrowings	1,498,418	1,566,932	1,278,900	1,176,965	644,049
Stockholders’ equity	1,300,103	1,011,329	878,484	1,004,066	865,227

(1)	Dividends per share are those declared and paid during such period.

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

Our portfolio of investments at December 31, 2013, included 541 healthcare facilities (including three assets held for sale), located in 38 states and operated by 49 third-party operators. Our gross investment in these facilities totaled approximately $3.9 billion at December 31, 2013, with 99% of our real estate investments related to long-term healthcare facilities. The portfolio is made up of (i) 476 SNFs, (ii) 18 ALFs, (iii) 11 specialty facilities, (iv) fixed rate mortgages on 33 SNFs and (v) three facilities and one parcel of land that are currently held for sale. At December 31, 2013, we also held other investments of approximately $53.1 million, consisting primarily of secured loans to third-party operators of our facilities.

Current market and economic conditions, including deficits at both the federal and state level could result in additional cost-cutting at both the federal and state levels resulting in additional reductions to reimbursement rates and levels to our operators under both the Medicare and Medicaid programs. State deficits could be exacerbated by the potential for increased enrollment in Medicaid due to prolonged high unemployment levels and declining family incomes, which could cause states to reduce state expenditures under their respective state Medicaid programs by lowering reimbursement rates.

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

2013 and Recent Highlights

Acquisition and Other Investments

See “Portfolio and Other Developments” below for a description of 2013 acquisitions and other investments.

2.875 Million Shares of Common Stock Offering

On October 7, 2013, we sold 2,875,000 shares of common stock in an underwritten public offering at an offering price of $30 per share before underwriting discounts and expenses. Our total net proceeds from the offering, after underwriting discounts and expenses were approximately $84.6 million.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Equity Shelf Agreements”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”) to establish a $250 million Equity Shelf Program. Under the terms of the 2013 Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $250 million. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2013 Agreement.

For the year ended December 31, 2013, we sold approximately 5.5 million shares under the 2013 Equity Shelf Agreements, at an average price of $30.87 per share, generating gross proceeds of approximately $170.4 million, before $3.4 million of commissions. As of December 31, 2013, we have approximately $79.6 million available for issuance under the 2013 Equity Shelf Agreements.

Termination of $245 Million Equity Shelf Program

On March 18, 2013, we terminated our $245 million Equity Shelf Program that was established in 2012 under separate Equity Distribution Agreements (collectively, the “2012 Equity Shelf Agreements). For the year ended December 31, 2013, we issued approximately 1.0 million shares under the 2012 Equity Shelf Agreements at an average price of $28.29 per share, generating gross proceeds of approximately $27.8 million, before $0.6 million of commissions.

Since inception of the 2012 Equity Shelf Agreements, we have sold a total of 3.6 million shares of common stock generating total gross proceeds of $91.4 million under the program, before $1.9 million of commissions. As a result of the termination of the 2012 Equity Shelf Agreements, no additional shares were issued under the 2012 Equity Shelf Agreements.

HUD Mortgage Debt Refinancing

On March 26, 2013, we refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million including approximately $0.7 million of closing costs that were added to the outstanding balance and will be amortized over the term of the mortgage debt. The annual interest rate for the refinanced debt decreased from 5.55% to approximately 3.06%, with the term of the refinanced mortgages remaining unchanged.

HUD Mortgage Payoffs

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

Dividends

On January 15, 2014, the Board of Directors declared a common stock dividend of $0.49 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which is scheduled to be paid February 17, 2014 to common stockholders of record on January 31, 2014.

On February 15, 2013, May 15, 2013, August 15, 2013 and November 15, 2013, we paid dividends to our common stockholders in the per share amounts of $0.45, $0.46, $0.47 and $0.48, for stockholders of record on January 31, 2013, April 30, 2013, July 31, 2013 and October 31, 2013, respectively.

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

2013 Acquisitions and Other Investments

$529 Million Purchase/Leaseback Transaction

On November 27, 2013, we closed on a purchase/leaseback transaction for 56 facilities operated by Ark Holding Company, Inc. (“Ark Holding”). The purchase/leaseback transaction was consummated in connection with the acquisition by merger of Ark Holding by 4 West Holdings, Inc. (“4 West”) on November 27, 2013. Ark Holding was previously owned by the private equity firm Behrman Capital. As part of the transaction, Omega acquired title to 55 SNFs and 1 ALF and leased them back to the prior operators pursuant to four 50-year direct financing leases with rental payments to Omega yielding 10.6% per annum over the term of the lease. The 56 facilities represent 5,624 licensed beds located in 12 states, predominantly in the southeastern United States. The 56 facilities are separated by region and divided among four cross-defaulted Master Leases. The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility). The initial year one contractual rent is $47 million with 2.5% escalators beginning in year five.

Acquisition of an ALF in Florida

On October 2, 2013, we purchased a 97 bed ALF in Florida for $10.3 million in cash. The ALF was added to an existing master lease.

We are in the process of completing our fair value allocation and expect the allocation process to be complete during the first half of 2014. As of December 31, 2013, we allocated approximately $10.3 million consisting of land ($0.6 million), building and site improvements ($9.0 million), and furniture and fixtures ($0.7 million). We have not recorded goodwill in connection with this transaction.

Acquisition of four SNFs in Indiana

On October 31, 2013, we purchased four SNFs totaling 384 beds in Indiana for $22.2 million in cash. The four SNFs were added to an existing master lease, but the terms of the lease and the purchase price were based on an existing lease agreement between the seller and the lessee which was below current market conditions. We allocated approximately $3.0 million to below market leases as a result of the transaction for a total investment of $25.2 million.

We are in the process of completing our fair value allocation and expect the allocation process to be complete during the first half of 2014. As of December 31, 2013, we allocated approximately $25.2 million consisting of land ($0.7 million), building and site improvements ($21.8 million), and furniture and fixtures ($2.7 million). We have not recorded goodwill in connection with this transaction.

Transition of 11 Arkansas Facilities to a New Operator

On August 30, 2013, we transitioned 11 SNFs located in Arkansas that we previously leased to Diversicare Healthcare Services (formerly known as Advocat) to a new third party operator. The 11 facilities represent 1,084 operating beds. We amended the Diversicare master lease to provide for reduced rent to reflect the transition of the 11 facilities to the new operator, and recorded a $2.3 million provision for uncollectible straight-line rent receivable. Simultaneously with the amendment to the Diversicare master lease, we entered into a new master lease with the new third party operator of the 11 facilities. The new master lease expires on August 30, 2023 and includes fixed annual rent escalators.

Acquisition costs related to the above transactions were expensed as period costs. For the year ended December 31, 2013, we expensed $0.2 million of acquisition related expenses.

2012 Acquisitions and Investments

Arizona and California Acquisitions

During the three-month period ended December 31, 2012, we completed the acquisition of approximately $203.4 million of new investments and leased them back to a new operator. The investments involved two separate transactions to purchase 14 facilities (12 SNFs, 1 ALF and 1 combined SNF/ALF). The combined transactions consisted of the assumption of approximately $71.9 million of HUD indebtedness and payment of $131.5 million in cash. The $71.9 million of assumed HUD debt is comprised of 8 HUD mortgage loans with a blended interest rate of 5.50% and maturities between April 2031 and February 2045. The 14 facilities, representing 1,830 operating beds, are located in California (10) and Arizona (4). The transaction involved several separate master lease agreements covering all 14 facilities.

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

We completed our fair value allocation in 2013. We allocated approximately $64.6 million consisting of land ($5.5 million), building and site improvements ($55.9 million), and furniture and fixtures ($3.2 million). We recorded approximately $4.6 million of fair value adjustment related to above market debt assumed based on the terms of comparable debt and other market factors. We have not recorded goodwill in connection with this transaction.

Transaction 2 (Second Closing): In November 2012, we entered into a Purchase and Sales Agreement to purchase and then leaseback 10 California SNFs. On November 30, 2012, we purchased five SNFs for approximately $70.2 million. The five SNFs were then leased back to the new operator under a new 12 year master lease.

We completed our fair value allocation in 2013. We allocated approximately $70.2 million consisting of land ($11.5 million), building and site improvements ($55.5 million), and furniture and fixtures ($3.2 million). We have not recorded goodwill in connection with this transaction.

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

We completed our fair value allocation in 2013. We allocated approximately $77.5 million consisting of land ($13.0 million), building and site improvements ($60.8 million), and furniture and fixtures ($3.7 million). We recorded approximately $5.4 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt and other market factors. We have not recorded goodwill in connection with this transaction.

Indiana Acquisitions

In 2012 we completed four transactions in Indiana involving two existing operators and 34 facilities. The following is a summary of the transactions:

Transaction 1: On June 29, 2012, we purchased one SNF encompassing 80 operating beds in Indiana for approximately $3.4 million and leased the facility back to an existing operator under an existing master lease. We completed our fair value allocation in 2012. We allocated approximately $3.4 million consisting of land ($0.2 million), building and site improvements ($2.9 million), and furniture and fixture ($0.3 million). We have not recorded goodwill in connection with this transaction.

Transaction 2: On June 29, 2012, we purchased four facilities encompassing 383 operating beds in Indiana for approximately $21.7 million and leased the facilities to Health and Hospital Corporation. We completed our fair value allocation in 2012. We allocated approximately $21.7 million consisting of land ($1.9 million), buildings and site improvements ($18.4 million) and furniture and fixtures ($1.4 million). We have not recorded goodwill in connection with this transaction.

Transaction 3: On August 31, 2012, we purchased 27 facilities (17 SNFs, four ALFs and six independent living facilities) totaling 2,892 operating beds in Indiana from an unrelated third party for approximately $203 million in cash and assumed a liability associated with the lease of approximately $13.9 million. Simultaneous with the transaction, we also purchased one parcel of land for $2.8 million. The purchase price of both (i) 27 facilities and (ii) the parcel of land were funded from cash on hand and borrowings from our credit facility. The 27 facilities and land parcel were added to an existing master lease. We completed our fair value allocation in 2013. We allocated approximately $219.7 million consisting of land ($16.1 million), building and site improvements ($189.2 million) and furniture and fixtures ($14.4 million). We have not recorded goodwill in connection with this transaction.

Transaction 4: On December 31, 2012, we purchased two SNFs encompassing 167 operating beds in Indiana for approximately $9.5 million and leased these facilities back to an existing operator under a new consolidated master lease. We completed our fair value allocation in 2013. We allocated approximately $9.5 million consisting of land ($0.6 million), building and site improvements ($8.0 million), and furniture and fixtures ($0.9 million). We have not recorded goodwill in connection with this transaction.

Michigan Acquisition and New Mortgage

On November 30, 2012, we completed $21.5 million of combined new investments with an existing operator and mortgagee. The investments involved both a purchase and mortgage transaction related to two facilities and 231 operating beds.

Purchase Transaction – We purchased one ALF for $20 million from an unrelated third party and added it to an existing master lease with an existing operator. The 171 operating bed ALF is located in Michigan. We completed our fair value allocation in 2013. We allocated approximately $20.0 million consisting of land ($0.4 million), building and site improvements ($18.9 million), and furniture and fixtures ($0.7 million). We have not recorded goodwill in connection with this transaction.

Mortgage Transaction – We entered into a new $1.5 million first mortgage loan with an existing operator/mortgagee. The mortgage is secured by a lien on one 60 operating bed SNF located in Michigan.

Texas Acquisition

On October 31, 2012, we purchased one SNF from an unrelated third party encompassing 90 operating beds in Texas for approximately $2.7 million and leased the facility to an existing operator. We completed our fair value allocation in 2013. We allocated approximately $2.7 million consisting of land ($0.2 million), building and site improvements ($2.2 million), and furniture and fixtures ($0.3 million). We have not recorded goodwill in connection with this transaction.

Acquisition costs related to the above transactions were expensed as period costs. For the year ended December 31, 2012, we expensed $0.9 million of acquisition related expenses.

Significant Lease Amendment – Genesis Healthcare

On December 1, 2012, Genesis Healthcare (“Genesis”), an existing operator to Omega, completed the purchase of Sun Healthcare Group (“Sun”), which was also an existing operator to Omega. Prior to the purchase, Sun was our second largest tenant representing 40 facilities located in 10 states. Prior to the purchase, we also had a master lease with Genesis representing 13 facilities located in 5 states.

In connection with the acquisition, on December 1, 2012, we entered into a new 53 facility master lease with Genesis expiring on December 31, 2025. In 2013, we transitioned one facility to another operator reducing the number of facilities covered by the Genesis lease to 52 facilities. At December 31, 2013, Genesis was our largest operating lease tenant with $350 million in leased assets (approximately 9% of our total gross investments) located in 13 states.

2011 Acquisitions and Investments

During the fourth quarter of 2011, we (i) completed two acquisitions, (ii) funded two new mortgages and (iii) funded a new working capital note. The first acquisition was comprised of the purchase of four SNFs in Maryland and West Virginia; the second acquisition was comprised of the purchase/leaseback of 17 SNFs in five states, including Arkansas, Colorado, Florida, Michigan and Wisconsin. Acquisition costs related to the two acquisitions were approximately $1.2 million in 2011 and were expensed. In addition, we funded two new mortgages to two operators covering a total of 16 SNFs and closed a new note with an existing operator. The following is summary of the transactions and other investments:

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

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Operating Revenues

Our operating revenues for the year ended December 31, 2013, were $418.7 million, an increase of $68.3 million over the same period in 2012. Following is a description of certain of the changes in operating revenues for the year ended December 31, 2013:

●
Rental income was $375.1 million, an increase of $60.5 million over the same period in 2012. The increase was primarily due to: (i) new investments made in 2012 and 2013 and (ii) the full year impact of the December 2012 Genesis merger with Sun and corresponding lease extension. In 2013, we recorded rental revenue associated with the 2012 acquisitions of approximately $54.7 million compared to approximately $11.0 million in 2012. In 2013, we recorded rental revenue associated with the 2013 acquisitions of approximately $0.6 million.

●	Direct financing lease income of $5.2 million is a result of the November 2013 Ark transaction.

●	Mortgage interest income totaled $29.4 million, a decrease of $1.1 million over the same period in 2012. The decrease was primarily due to the $12.2 million payoff of a mortgage in 2012.

●
Other investment income totaled $8.9 million, an increase of $4.1 million over the same period in 2012. The increase was primarily the result of: (i) a new $25 million investment in a mezzanine loan that was entered into during the current year and paid off in December 2013. The mezzanine loan included an annual interest rate of 12%. In addition, we recorded approximately $1.4 million of additional income as a result of the payoff, including a prepayment penalty of $1.0 million and acceleration of fees that we received that were being amortized over the term of the loan.

Operating Expenses

Operating expenses for the year ended December 31, 2013, were $153.0 million, an increase of approximately $17.5 million over the same period in 2012. Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2012:

●
Our depreciation and amortization expense was $128.6 million for the year ended December 31, 2013, compared to $113.0 million for the same period in 2012. The increase is primarily due to (i) a full year of depreciation related to the fourth quarter 2012 acquisitions and (ii) additional depreciation associated with the 2013 new investment, including the 2013 acquisition and capital renovation and improvement program.

●	Our general and administrative expense, excluding stock-based compensation expense, was $15.6 million, compared to $15.4 million for the same period in 2012.

●	Both periods included stock-based compensation expense of $5.9 million.

●
The $2.1 million recorded in provision for uncollectible mortgages, notes and accounts receivable in 2013 was primarily related to the write-off of straight-line receivables for 11 Arkansas facilities that were transitioned from a current operator to a new operator during the third quarter of 2013.

●	In 2013, acquisition costs were $0.2 million, compared to $0.9 million for the same period in 2012.

Looking forward, we expect somewhat higher general and administrative expense in 2014, primarily reflecting  the impact of 2013 acquisitions and approximately $2.7 million of additional stock-based compensation expense associated with the implementation of the  previously reported new long-term incentive compensation program.

Other Income (Expense)

For the year ended December 31, 2013, total other expenses were $92.0 million, a decrease of approximately $14.1 million over the same period in 2012. The $14.1 million decrease was primarily the result of a $4.9 million increase in interest expense due to an increase in borrowings outstanding, including debt assumed or incurred to finance the 2012 and 2013 investment, offset by a $19.0 million decrease in interest refinancing costs. In 2013, we recorded an $11.1 million interest refinancing gain associated with the write-off of the premium for above market value debt assumed on 11 HUD mortgage loans that we paid off in May 2013. In 2012, we recorded $7.9 million of net interest refinancing costs. The refinancing costs included: (i) $7.1 million in costs including (a) prepayment penalties of approximately $4.5 million, (b) the write-off of deferred financing costs of $2.2 million and (c) $0.4 million of expenses associated with the tender offer and redemption of our outstanding $175 million 7% 2016 Notes and (ii) $2.5 million related to the write-off of deferred financing costs associated with the termination of the $475 million 2011 Credit Facility. The 2012 costs were partially offset by a net gain of $1.7 million associated with the write-off of the premium for above market value debt assumed on four HUD loans that were paid off early during the second quarter of 2012.

2013 Taxes

Because we qualify as a REIT, we generally are not subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. For tax year 2013, we made common dividend payments of $218 million to satisfy REIT requirements relating to qualifying income. Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates. The TRS had a net operating loss carry-forward as of December 31, 2013 of $1.0 million. The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization. We recorded interest and penalty charges associated with tax matters as income tax expense.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2013 was $172.5 million compared to $120.7 million for the same period in 2012.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2013, was $302.7 million, compared to $222.2 million for the same period in 2012.

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

The following table presents our FFO results for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Net income available to common	$172,521	$120,698
Add back loss/(deduct gain) from real estate dispositions	1,151	(11,799)
	173,672	108,899
Elimination of non-cash items included in net income:
Depreciation and amortization	128,646	112,983
Add back impairments on real estate properties	415	272
Funds from operations available to common stockholders	$302,733	$222,154

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Operating Revenues

Our operating revenues for the year ended December 31, 2012, were $350.5 million, an increase of $58.3 million over the same period in 2011. Following is a description of certain of the changes in operating revenues for the year ended December 31, 2012:

●
Rental income was $314.6 million, an increase of $41.1 million over the same period in 2011. The increase was primarily due to: (i) $189 million of fourth quarter 2011 acquisitions; and (ii) new investments made during 2012. In 2012, we recorded rental revenue associated with the 2011 acquisitions of approximately $21.2 million compared to approximately $1.1 million in 2011. In 2012, we recorded rental revenue associated with the 2012 acquisitions of approximately $11.0 million.

●
Mortgage interest income totaled $30.4 million, an increase of $14.2 million over the same period in 2011. The increase was primarily due to: (i) a $92.0 million first mortgage loan that we entered into with an operator in November 2011 and (ii) a $25.0 million first mortgage loan that we entered into with a new operator in October 2011.

●
Other investment income totaled $4.8 million, an increase of $2.7 million over the same period in 2011. The increase was primarily the result of a $28.0 million term loan that we entered into with an existing operator in the fourth quarter of 2011.

●	Miscellaneous revenue was $0.7 million, an increase of $0.3 million over the same period in 2011.

Operating Expenses

Operating expenses for the year ended December 31, 2012, were $135.5 million, a decrease of approximately $18.9 million over the same period in 2011. Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2012:

●
Our depreciation and amortization expense was $113.0 million for the year ended December 31, 2012, compared to $100.3 million for the same period in 2011. The increase is primarily due to: (i) a full year of depreciation related to the fourth quarter 2011 acquisitions and (ii) additional depreciation associated with the 2012 new investments and capital renovation and improvement program.

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

●
In 2012, provision for impairment was $0.3 million, compared to $26.3 million for the same period in 2011. During the first quarter of 2012, we recorded a $0.3 million impairment charge to reduce the carrying value of two SNFs to their estimated fair value. The $26.3 million provision of impairment recorded in 2011 was primarily the result of: (i) $24.4 million impairment on four Connecticut properties that we closed during the year and (ii) three other facilities. In 2012, we sold five of these seven properties.

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

Funds From Operations

Our FFO, for the year ended December 31, 2012, was $222.2 million, compared to $172.5 million for the same period in 2011.

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

Liquidity and Capital Resources

At December 31, 2013, we had total assets of $3.5 billion, stockholders’ equity of $1.3 billion and debt of $2.0 billion, with such debt representing approximately 60.9% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2013.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$2,001,424	$5,037	$336,795	$211,837	$1,447,755
Interest payments on long-term debt	965,007	102,235	203,217	185,790	473,765
Operating lease obligations	23,143	2,694	5,414	5,452	9,583
Total	$2,989,574	$109,966	$545,426	$403,079	$1,931,103

(1)
The $2.0 billion of debt outstanding includes (i) $326.0 million in borrowings under the $500 million unsecured revolving credit facility (the “2012 Revolving Credit Facility”) due in December 2016; (ii) $200 million unsecured, deferred draw term loan facility (the “2012 Term Loan Facility”) due in December 2017; (iii) $200 million aggregate principal amount of 7.5% Senior Notes due February 2020; (iv) $575 million aggregate principal amount of 6.75% Senior Notes due October 2022, (v) $400 million of 5.875% Senior Notes due March 2024; (vi) $20 million of 9.0% subordinated debt maturing in December 2021; (vii) $123 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045; (viii) $59 million of HUD debt at a 3.06% weighted average annual interest rate maturing July 2044; (ix) $29 million of HUD debt at a 4.87% weighted average annual interest rate maturing between March 2036 and September 2040; (x) $27 million of HUD debt at a 4.73% weighted average annual interest rate maturing between February 2040 and February 2045 and (xi) $44 million of HUD debt at a 5.98% weighted average annual interest rate maturing between April 2031 and March 2041.

Financing Activities and Borrowing Arrangements

Credit Facilities

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

The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points). At December 31, 2013, we had $326 million in borrowings outstanding under the 2012 Revolving Credit Facility. The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.

The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At December 31, 2013, the full $200 million was outstanding under the 2012 Term Loan Facility. The 2012 Term Loan Facility matures on December 6, 2017.

At December 31, 2013, we had a total of $526.0 million outstanding under the 2012 Credit Facilities, and no letters of credit outstanding, leaving availability of $174.0 million. For the year ended December 31, 2013, the weighted average interest rate was 1.94% for borrowings under our 2012 Credit Facilities.

On December 27, 2013, we entered into a new $200 million senior unsecured, deferred draw, term loan facility (the “2013 Term Loan Facility”). The 2013 Term Loan Facility matures on February 29, 2016. No borrowings had yet been made by us under the 2013 Term Loan Facility as of December 31, 2013. In January 2014, we fully drew the $200 million available under the 2013 Term Loan Facility and used the proceeds to repay outstanding borrowings under our 2012 Revolving Credit Facility. We may prepay the 2013 Term Loan Facility at any time in whole or in part without fees or penalty. Principal amounts prepaid or repaid under the 2013 Term Loan Facility may not be borrowed.

The interest rates per annum applicable to the 2013 Term Loan Facility are (a) the reserve adjusted LIBOR Rate (the “Eurodollar Rate” or “Eurodollar”), plus the applicable margin (as described below) or, at our option, (b) the base rate, plus the applicable margin (as described below), with the base rate being equal to the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate determined on such day for a Eurodollar Loan with an interest period of one month plus 1.0%, in each case. The applicable margins with respect to the 2013 Term Loan Facility are determined in accordance with a performance grid based on our investment grade ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings with respect to Omega’s non-credit-enhanced, senior unsecured long-term debt. The applicable margin for the 2013 Term Loan Facility may range from 2.30% to 1.10% in the case of Eurodollar advances, and from 1.30% to 0.10% in the case of base rate advances. The default rate on the 2013 Term Loan Facility is 2.0% above the interest rate otherwise applicable to base rate loans.

The credit agreements governing the 2012 Credit Facilities and the 2013 Term Loan Facility contain customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of our capital stock if a default or event of default exists; and maintenance of REIT status. In addition, the credit agreements contain financial covenants, including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions.

As of December 31, 2012 and 2013, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.
46

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

HUD Mortgage Debt Refinancing

On March 26, 2013, we refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million including approximately $0.7 million of closing costs that were added to the outstanding balance and will be amortized over the term of the mortgage debt. The annual interest rate for the refinanced debt decreased from 5.55% to approximately 3.06%, with the term of the refinanced mortgages remaining unchanged.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Shelf Agreements with the “Managers” to establish a $250 million Equity Shelf Program. Under the terms of the 2013 Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $250 million. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2013 Equity Shelf Agreement.

For the year ended December 31, 2013, we sold approximately 5.5 million shares under the 2013 Equity Shelf Program, at an average price of $30.87 per share, generating gross proceeds of approximately $170.4 million, before $3.4 million of commissions. As of December 31, 2013, we have approximately $79.6 million available for issuance under the 2013 Equity Shelf Program.

Termination of $245 Million Equity Shelf Program

On March 18, 2013, we terminated our $245 million Equity Shelf Program (the “2012 Equity Shelf Program”) that we entered into with several financial institutions on June 19, 2012. For the year ended December 31, 2013, we issued approximately 1.0 million shares under the 2012 Equity Shelf Program at an average price of $28.29 per share, generating gross proceeds of approximately $27.8 million, before $0.6 million of commissions.

Since inception of the 2012 Equity Shelf Program, we have sold a total of 3.6 million shares of common stock generating total gross proceeds of $91.4 million under the program, before $1.9 million of commissions. As a result of the termination of the 2012 Equity Shelf Program, no additional shares were issued under the 2012 Equity Shelf Program.

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

In addition, our credit agreements have certain financial covenants that limit the distribution of dividends paid during a fiscal quarter to no more than 95% of our aggregate cumulative FFO as defined in the credit agreements, unless a greater distribution is required to maintain REIT status. Solely for purposes of the credit agreements, FFO is defined as net income (or loss) plus depreciation and amortization, adjusted to take into account our interests in unconsolidated partnerships and joint ventures, and further adjusted to exclude gains or losses resulting from: (i) restructuring our debt; (ii) sales of property; (iii) sales or redemptions of preferred stock; (iv) revenue or expenses related to owned and operated assets; (v) revenues or expenses related to FIN 46 consolidation requirements, (vi) cash litigation charges up to $10.0 million over the term of the credit agreements; (vii) non-cash charges associated with the write-down of accounts due to straight-line rent; (viii) other non-cash charges for accounts and notes receivable up to $20.0 million over the term of the credit agreements; (ix) certain non-cash compensation related expenses; (x) non-cash real property impairment charges; (xi) and for purposes of the 2013 Credit Agreement, to the extent applicable, the satisfaction of outstanding unamortized loan fees with respect to the 2012 Credit Facilities; (xii) non-cash charges associated with the sale or settlement of derivative instruments; and (xiii) charges related to acquisition deal-related costs.

In 2013, we paid dividends of $1.86 per share of common stock and a total of $218 million in dividends to common stockholders.

Common Dividends

On January 15, 2014, the Board of Directors declared a common stock dividend of $0.49 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which is scheduled to be paid February 17, 2014 to common stockholders of record on January 31, 2014.

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

Cash and cash equivalents totaled $2.6 million as of December 31, 2013, an increase of $0.9 million as compared to the balance at December 31, 2012. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.
48

Operating Activities – Net cash flow from operating activities generated $279.9 million for the year ended December 31, 2013, as compared to $208.3 million for the same period in 2012, an increase of $71.7 million. The increase was primarily due to the full year impact of rental revenue from the 2012 investments and the partial year impact from the 2013 investment, offset by additional interest associated with financing the investments.

Investing Activities – Net cash flow from investing activities was an outflow of $598.8 million for year ended December 31, 2013, as compared to an outflow of $390.7 million for the same period in 2012. The $208.1 million increase in cash outflow from investing activities relates primarily to the change in acquisition activities. During the year ended December 31, 2013, we: (i) invested $528.7 million in four direct financing lease with a new operator, (ii) acquired 5 facilities for $32.5 million, (iii) invested $31.3 million in capital improvement/renovation projects, (iv) placed $8.6 million in net new mortgages and other investments. During the year ended December 31, 2012, we: (i) acquired 50 facilities for $396.6 million, (ii) invested 29.4 million in capital improvements/renovations, (iii) had net cash inflows of $6.3 million from the mortgages and other investments. Also impacting our cash flow from investing was the net reduction of cash proceeds in 2013 for proceeds from the sale of real estate investments. In 2012 we received 29.0 million in proceeds compared to $2.3 million in 2013.

Financing Activities – Net cash flow from financing activities was an inflow of $319.8 million for the year ended December 31, 2013, as compared to an inflow of $183.8 million for the same period in 2012. The $136.0 million increase in cash inflow from financing activities was primarily a result of: (i) net proceeds of $100 million on the 2012 Term Loan Facility during the first quarter of 2013; (ii) net proceeds of $193.8 million from our common stock issued through our Equity Shelf Program in 2013 as compared to $77.6 million in 2012; (iii) net proceeds of $84.6 million from issuance of 2.9 million of common stock in the fourth quarter of 2013; (iv) net proceeds of $168 million on the 2012 Credit Facility in 2013 compared to $14.5 million of net payments on the 2011 Credit Facility in 2012 and (v) a decrease in payment of $13.9 million related to deferred financing costs and refinancing costs primarily associated with (a) the issuance of our $200 million Term Loan in December 2013 compared to (b) the issuance of our $400 million 5.875% Senior Notes due 2024 in March 2012, (c) the tender offer and redemption of our outstanding $175 million 2016 Notes in March 2012, (d) a prepayment penalty related to the early retirement of four HUD mortgages in June 2012 and (e) the issuance of our $700 million 2012 Credit Facilities in December 2012. Offsetting these increases were: (i) $59.4 million proceeds from HUD debt refinancing during the first quarter of 2013 compared to the issuance of our $400 million 2024 Notes in March 2012; (ii) $114.6 million HUD mortgages payoff including routine HUD debt principal payments in 2013 compared to $190.7 million payments in 2012 including (a) $175.0 million tender offer and redemption payments for our outstanding $175 million 2016 Notes in March 2012, (b) $11.7 million early retirement of four HUD mortgages in June 2012 and (c) $4.0 million in routine HUD debt principal payments in 2012; (iii) a decrease in net proceeds of $56.1 million from our dividend reinvestment plan in 2013 compared to the same period in 2012; (iv) an increase in dividend payments of $35.9 million in 2013 related to an increase in number of shares outstanding and an increase of $0.17 per share in the common dividends.

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

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, a sales-type lease or direct financing lease. We have determined that all of our leases except for the four 2013 New Ark Investment, Inc. (“Ark”) leases should be accounted for as operating leases. The four 2013 Ark leases will be accounted for as direct financing leases.

For leases accounted for as operating leases, we retain ownership of the asset and record depreciation expense, see “Real Estate Investments and Depreciation” above for additional information regarding our investment in real estate leased under operating lease agreements. We also record lease revenue based on the contractual terms of the operating lease agreement which often includes annual rent escalators, see “Revenue Recognition” below for further discussion regarding the recordation of revenue on our operating leases.

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. The Ark lease agreements include annual rent escalators; see “Revenue Recognition” below for further discussion regarding the recordation of interest income on our direct financing leases. The $3.2 million of initial direct costs related to originating the direct financing leases have been deferred and recorded as “other assets” in our consolidated balance sheets.

Revenue Recognition and Allowance for Doubtful Accounts

We have various different investments that generate revenue, including leased and mortgaged properties, as well as, other investments, including working capital loans. We recognized rental income and mortgage interest income and other investment income as earned over the terms of the related master leases and notes, respectively.

Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index); or (iii) specific dollar increases over prior years. Revenue under lease arrangements with fixed and determinable increases is recognized over the term of the lease on a straight-line basis. The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated. We do not include contingent rents as income until the contingencies are resolved.

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

For the years ended December 31, 2013, 2012, and 2011, we recognized impairment losses of $0.4 million, $0.3 million and $26.3 million, respectively. The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities. For additional information, see Note 3 – Properties.

Loan and Direct Financing Lease Impairment

Management evaluates our outstanding mortgage notes, direct financing leases and other notes receivable. When management identifies potential loan or direct financing lease impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents or direct financing leases, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan or direct financing leases, the loan or direct financing lease is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan or direct financing lease is written down to the fair value of the collateral. The fair value of the loan or direct financing leases is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

We currently account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impairment loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost recovery method, we apply cash received against the outstanding loan balance or direct financing leases prior to recording interest income. Under the cash basis method, we apply cash received to interest income. As of December 31, 2013 and 2012, we had loan loss reserves totaling $2.0 million, respectively. As of December 31, 2013 and 2012, we had no reserves for direct financing lease. In 2012, we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios. In 2011, we recorded provisions for loan losses of $2.3 million related to a working capital note. In 2013, we received a $0.2 million recovery on previously written-off debt from the receivership relating to an existing operator’s note.

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

Direct Financing Leases - The fair value of direct financing receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Notes receivable - The fair value of notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2013 includes our credit facility. The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes -The fair value of the senior unsecured notes is estimated by discounting the future cash flows using the current borrowing rate available for the similar debt.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks. Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall. The estimated fair value of our total long-term borrowings at December 31, 2013 was approximately $2.2 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $125 million at December 31, 2013. The estimated fair value of our total long-term borrowings at December 31, 2012 was approximately $2.1 billion. A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $139 million at December 31, 2012.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1. The summary of unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 is included in “Note 18” to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2013, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm’s attestation report is included in our 2013 financial statements under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-47
Schedule IV – Mortgage Loans on Real Estate	F-48

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

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 11, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31. 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 11, 2014

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2013	2012

ASSETS
Real estate properties
Land and buildings	$3,099,547	$3,038,553
Less accumulated depreciation	(707,410)	(580,373)
Real estate properties – net	2,392,137	2,458,180
Investment in direct financing leases	529,445	—
Mortgage notes receivable – net	241,515	238,621
	3,163,097	2,696,801
Other investments – net	53,054	47,339
	3,216,151	2,744,140
Assets held for sale – net	1,356	1,020
Total investments	3,217,507	2,745,160

Cash and cash equivalents	2,616	1,711
Restricted cash	31,759	36,660
Accounts receivable – net	147,504	125,180
Other assets	62,830	73,294
Total assets	$3,462,216	$2,982,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$326,000	$158,000
Term loan	200,000	100,000
Secured borrowings	298,531	366,538
Unsecured borrowings – net	1,199,887	1,200,394
Accrued expenses and other liabilities	137,695	145,744
Total liabilities	2,162,113	1,970,676

Stockholders’ equity:
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 123,530 shares as of December 31, 2013 and 112,393 as of December 31, 2012	12,353	11,239
Common stock – additional paid-in capital	1,998,169	1,664,855
Cumulative net earnings	926,649	754,128
Cumulative dividends paid	(1,637,068)	(1,418,893)
Total stockholders’ equity	1,300,103	1,011,329
Total liabilities and stockholders’ equity	$3,462,216	$2,982,005

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Rental income	$375,135	$314,592	$273,517
Income from direct financing leases	5,203	-	-
Mortgage interest income	29,351	30,446	16,274
Other investment income – net	8,874	4,760	2,070
Miscellaneous	151	662	343
Total operating revenues	418,714	350,460	292,204
Expenses
Depreciation and amortization	128,646	112,983	100,337
General and administrative	21,588	21,330	19,432
Acquisition costs	245	909	1,204
Impairment on real estate properties	415	272	26,344
Provisions for uncollectible mortgages, notes and accounts receivable	2,141	-	6,439
Nursing home expenses of owned and operated assets	-	-	653
Total operating expenses	153,035	135,494	154,409

Income before other income and expense	265,679	214,966	137,795
Other income (expense)
Interest income	41	29	40
Interest expense	(100,381)	(95,527)	(81,154)
Interest – amortization of deferred financing costs	(2,779)	(2,649)	(2,674)
Interest – refinancing gain (costs)	11,112	(7,920)	(3,071)
Total other expense	(92,007)	(106,067)	(86,859)

Income before gain (loss) on assets sold	173,672	108,899	50,936
(Loss) gain on assets sold – net	(1,151)	11,799	1,670
Net income	172,521	120,698	52,606
Preferred stock dividends	-	-	(1,691)
Preferred stock redemption	-	-	(3,456)
Net income available to common stockholders	$172,521	$120,698	$47,459

Income per common share available to common stockholders:
Basic:
Net income	$1.47	$1.12	$0.46
Diluted:
Net income	$1.46	$1.12	$0.46

Weighted-average shares outstanding, basic	117,257	107,591	102,119
Weighted-average shares outstanding, diluted	118,100	108,011	102,177

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock	Common Stock Par Value	Common Stock Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Total

Balance at December 31, 2010 (99,233 common shares)	108,488	9,923	1,376,131	580,824	(1,071,300)	1,004,066
Issuance of common stock:
Grant of restricted stock (13 shares at $22.00 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	5,984	—	—	5,984
Vesting of restricted stock (grants 68 shares)	—	7	(1,261)	—	—	(1,254)
Dividend reinvestment plan (2,853 shares at $20.78 per share)	—	285	58,833	—	—	59,118
Grant of stock as payment of directors fees (8 shares at an average of $19.43 per share)	—	1	149	—	—	150
Equity Shelf Program (1,419 shares at $22.61 per share, net of issuance costs)	—	142	31,068	—	—	31,210
Common stock repurchase (183 shares at $15.96 per share)	—	(18)	(2,910)	—	—	(2,928)
Preferred stock redemption	(108,488)	—	3,388	—	(3,456)	(108,556)
Net income	—	—	—	52,606	—	52,606
Common dividends ($1.55 per share)	—	—	—	—	(158,707)	(158,707)
Preferred dividends (Series D of $0.74 per share)	—	—	—	—	(3,205)	(3,205)

Balance at December 31, 2011 (103,410 common shares)	—	10,341	1,471,381	633,430	(1,236,668)	878,484
Issuance of common stock:
Grant of restricted stock to company executives (428 shares)	—	43	(43)	—	—	—
Grant of restricted stock to company directors (13 shares at $20.29 per share)	—	1	(1)	—	—	—
Amortization of restricted stock	—	—	5,880	—	—	5,880
Vesting of restricted stock to company executives, net of tax withholdings (72 shares)	—	7	(1,247)	—	—	(1,240)
Dividend reinvestment plan (5,063 shares at $22.11 per share)	—	506	111,408	—	—	111,914
Grant of stock as payment of directors fees (9 shares at an average of $22.17 per share)	—	1	199	—	—	200
Equity Shelf Program (3,398 shares at $23.47 per share, net of issuance costs)	—	340	77,278	—	—	77,618
Net income	—	—	—	120,698	—	120,698
Common dividends ($1.69 per share)	—	—	—	—	(182,225)	(182,225)

Balance at December 31, 2012 (112,393 common shares)	—	11,239	1,664,855	754,128	(1,418,893)	1,011,329
Issuance of common stock:
Grant of restricted stock to company directors (15 shares at $30.33 per share)	—	2	(2)	—	—	—
Amortization of restricted stock	—	—	5,817	—	—	5,817
Restricted stock shares surrendered for tax withholding (193 shares)	—	(19)	(5,755)	—	—	(5,774)
Dividend reinvestment plan (1,930 shares at $28.94 per share)	—	193	55,632	—	—	55,825
Grant of stock as payment of directors fees (6 shares at an average of $31.21 per share)	—	—	187	—	—	187
Equity Shelf Program (6,504 shares at $30.48 per share, net of issuance costs)	—	650	193,149	—	—	193,799
Issuance of common stock(2,875 shares at $29.48 per share)	—	288	84,286	—	—	84,574
Net income	—	—	—	172,521	—	172,521
Common dividends ($1.86 per share)	—	—	—	—	(218,175)	(218,175)

Balance at December 31, 2013 (123,530 common shares)	$—	$12,353	$1,998,169	$926,649	$(1,637,068)	$1,300,103

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities
Net income	$172,521	$120,698	$52,606
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	128,646	112,983	100,337
Impairment on real estate properties	415	272	26,344
Provisions for uncollectible mortgages, notes and accounts receivable	2,141	—	6,439
Amortization of deferred financing cost and refinancing (gain)	(8,333)	10,569	5,745
Accretion of direct financing leases	(770)	—	—
Restricted stock amortization expense	5,942	5,942	6,037
Loss (gain) on assets sold – net	1,151	(11,799)	(1,670)
Amortization of acquired in-place leases – net	(5,083)	(5,312)	(6,088)
Other	—	(663)	(150)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	867	(246)	(1,463)
Straight-line rent	(26,899)	(25,404)	(12,560)
Lease inducement	3,080	3,369	3,380
Effective yield receivable on mortgage notes	(1,757)	(2,235)	(1,341)
Other operating assets and liabilities	8,028	97	(7,601)
Operating assets and liabilities for owned and operated properties	—	—	(244)
Net cash provided by operating activities	279,949	208,271	169,771

Cash flow from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(32,515)	(396,623)	(86,704)
Investment in direct financing leases	(528,675)	—	—
Placement of mortgage loans	(3,378)	(11,969)	(130,042)
Proceeds from sale of real estate investments	2,292	29,023	5,150
Capital improvements and funding of other investments	(31,347)	(29,436)	(19,597)
Proceeds from other investments	30,962	15,355	6,983
Investments in other investments	(36,655)	(9,737)	(33,504)
Collection of mortgage principal – net	485	12,684	74
Net cash used in investing activities	(598,831)	(390,703)	(257,640)

Cash flow from financing activities
Proceeds from credit line borrowings	511,000	712,000	569,000
Payments of credit line borrowings	(343,000)	(726,500)	(296,500)
Proceeds from term loan	100,000	—	—
Receipts of other long-term borrowings	59,355	400,000	—
Payments of other long-term borrowings	(114,642)	(190,686)	(2,593)
Payments of financing related costs	(3,234)	(17,124)	(4,305)
Receipts from Dividend Reinvestment Plan – net	55,825	111,914	59,118
Payments for exercised options and restricted stock – net	(5,774)	(1,240)	(1,254)
Net proceeds from issuance of common stock	278,373	77,618	31,210
Dividends paid	(218,116)	(182,190)	(161,893)
Repurchase of common stock	—	—	(2,928)
Redemption of preferred stock	—	—	(108,556)
Net cash provided by financing activities	319,787	183,792	81,299

Increase (decrease) in cash and cash equivalents	905	1,360	(6,570)
Cash and cash equivalents at beginning of year	1,711	351	6,921
Cash and cash equivalents at end of year	$2,616	$1,711	$351
Interest paid during the year, net of amounts capitalized	$100,716	$94,841	$79,199

Non-cash investing activities:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Assumed debt obligations	$—	$80,946	$101,259
Assumed other assets/liabilities	—	13,640	—
Total non-cash real estate acquisition related items	$—	$94,586	$101,259

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega” or the “Company”), a Maryland corporation, is a self-administered real estate investment trust (“REIT”). From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living facilities and rehabilitation hospitals.

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

Substantially all depreciation expenses reflected in the consolidated statements of operations relate to the ownership of our investment in real estate. At December 31, 2013, we have investments in 541 healthcare facilities located throughout the United States, including three facilities that are currently held for sale.

Consolidation

Our consolidated financial statements include the accounts of (i) Omega, (ii) all direct and indirect wholly owned subsidiaries of Omega, and (iii) TC Healthcare, a variable interest entity (“VIE”) that we consolidate as the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation of the financial statements. For additional information on TC Healthcare, see Note 5 – Owned and Operated Assets.

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

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings and improvements and three to 10 years for furniture, fixtures and equipment. Leasehold interests are amortized over the shorter of useful life or term of the lease.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2013 and 2012, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed. We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2013 and 2012, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of December 31, 2013 and 2012.

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, sales-type lease, or direct financing lease. We have determined that all of our leases except for the four New Ark Investment, Inc. (“Ark”) leases entered into in 2013 should be accounted for as operating leases. The four Ark leases are accounted for as direct financing leases.

For leases accounted for as operating leases, we retain ownership of the asset and record depreciation expense, see “Real Estate Investments and Depreciation” above for additional information regarding our investment in real estate leased under operating lease agreements. We also record lease revenue based on the contractual terms of the operating lease agreement which often includes annual rent escalators, see “Revenue Recognition” below for further discussion regarding the recordation of revenue on our operating leases.

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. The Ark lease agreements include annual rent escalators; see “Revenue Recognition” below for further discussion regarding the recordation of interest income on our direct financing leases. The $3.2 million of initial direct costs related to originating the direct financing leases have been deferred and recorded as “other assets” in our consolidated balance sheets.

In-Place Leases

In-place lease assets and liabilities result when we assume a lease as part of a facility purchase. The fair value of in-place leases consists of the following components as applicable (1) the estimated cost to replace the leases, and (2) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place at the time of acquisition to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively in “other assets” and “accrued expenses and other liabilities,” and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of these costs are written off.

As of December 31, 2013 and 2012, we had $26.5 million and $36.5 million, respectively, of below market leases and $3.5 million and $11.4 million, respectively of above market leases recorded on our consolidated balance sheet. We expect net amortization of the in-place leases to increase rental income by:

(in millions)
1 year	$5.0
1-3 years	7.3
3-5 years	3.7
Thereafter	7.0
Total	$23.0

For the years ended December 31, 2013, 2012 and 2011, we have amortized $5.0 million, $5.3 million and $6.1 million, net, respectively as an increase to rental revenue.

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

For the years ended December 31, 2013, 2012 and 2011 we recognized impairment losses of $0.4 million, $0.3 million and $26.3 million, respectively. The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect to receive for the sale of closed facilities. For additional information, see Note 3 – Properties.

Loan and Direct Financing Lease Impairment

Management evaluates our outstanding mortgage notes, direct financing leases and other notes receivable. When management identifies potential loan or direct financing lease impairment indicators, such as non-payment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator or other circumstances that may impair full execution of the loan documents or direct financing leases, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan or direct financing lease, the loan or direct financing lease is written down to the present value of the expected future cash flows. In cases where expected future cash flows are not readily determinable, the loan or direct financing lease is written down to the fair value of the collateral. The fair value of the loan or direct financing lease is determined by market research, which includes valuing the property as a nursing home as well as other alternative uses.

We currently account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method. We generally utilize the cost recovery method for impaired loans or direct financing leases for which impairment reserves were recorded. We utilize the cash basis method for impairment loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases. Under the cost recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income. Under the cash basis method, we apply cash received to interest income. As of December 31, 2013 and 2012, we had loan loss reserves totaling $2.0 million, respectively. As of December 31, 2013 and 2012, we had no reserves for direct financing leases. In 2013, we received from the receivership a $0.2 million recovery on previously written-off loans relating to an existing operator’s note. In 2012, we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios. In 2011, we recorded provisions for loan losses of $2.3 million related to a working capital note.

For additional information, see Note 4 – Direct Financing Leases, Note 6 – Mortgage Notes Receivable and Note 7 – Other Investments.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash

Restricted cash consists primarily of funds escrowed for tenants’ security deposits required by us pursuant to certain contractual terms (see Note 9 – Lease and Mortgage Deposits).

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

A summary of our net receivables by type is as follows:

	December 31,
	2013	2012
	(in thousands)

Contractual receivables	$2,941	$3,963
Effective yield interest receivables	5,333	3,576
Straight-line receivables	123,486	98,973
Lease inducements	16,228	19,307
Allowance	(484)	(639)
Accounts receivable – net	$147,504	$125,180

In 2013, we entered into an agreement with one of our current operators and a new third party operator to transition 11 facilities from the current operator to the third party operator. As a result of the transition, we evaluated the recoverability of the straight-line rent receivable associated with the current operator’s lease and recorded a $2.3 million provision for uncollectible accounts associated with straight-line receivables that were written-off. (See Note 3 – Properties).

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

Deferred Financing Costs

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method. The deferred financing costs are included in “other assets” in our consolidated balance sheet. Amortization of financing costs totaling $2.8 million, $2.6 million and $2.7 million in 2013, 2012 and 2011, respectively, is classified as “interest - amortization of deferred financing costs” in our consolidated statements of operations. When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the accompanying consolidated financial statements.

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

Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index); or (iii) specific dollar increases over prior years. Revenue under lease arrangements with minimum fixed and determinable increases is recognized over the non-cancellable term of the lease on a straight-line basis. The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated. We do not recognize contingent rents as income until the contingencies have been resolved.

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

We record direct financing lease income on a constant interest rate basis over the term of the lease. The costs related to originating the direct financing leases have been deferred and are being amortized on a straight-line basis as a reduction to income from direct financing leases over the term of the direct financing leases.

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

Assets Held for Sale and Discontinued Operations

The operating results of specified real estate assets that have been sold, or otherwise qualify as held for disposition, are reflected as assets held for sale-net in our consolidated balance sheets. Assets that qualify as held for sale may also be considered as a discontinued operation if, (a) the operation and cash flows of the asset have been or will be eliminated from future operations and (b) we will not have significant involvement with the asset after its disposition. For assets that qualify as discontinued operations, we have reclassified the operations of those assets to discontinued operations in the consolidated statements of operations for all periods presented and assets held for sale in the consolidated balance sheets for all periods presented. We had three facilities and one parcel of land classified as held for sale as of December 31, 2013 with a net book value of $1.4 million. We had two facilities and one parcel of land classified as held for sale as of December 31, 2012 with a net book value of $1.0 million. The assets were not classified as discontinued operations.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents that participate in undistributed earnings with common stockholders are considered participating securities that shall be included in the two-class method of computing basic EPS. Diluted EPS reflects the potential dilution that could occur from shares issuable through stock-based compensation, including stock options and restricted stock. For additional information, see Note 19 – Earnings Per Share.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Code. As long as we qualify as a REIT; we will not be subject to Federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions. In 2013, we paid common dividend payments of $218 million which satisfies the 2013 REIT requirements relating to qualifying income. We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”). Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates. The loss carry forward of $1.0 million was fully reserved with a valuation allowance due to uncertainties regarding realization. We record interest and penalty charges associated with tax matters as income tax. For additional information on income taxes, see Note 12 – Taxes. As of December 31, 2013 and 2012, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. We are subject to examination by the respective taxing authorities for the tax years 2007 through 2013.

Stock-Based Compensation

Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the awards, see Note 15 – Stock-Based Compensation for additional details.

Risks and Uncertainties

Our company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and growing regulation by federal, state and local governments. Additionally, we are subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the growth in cost of healthcare services (see Note 8 – Concentration of Risk).

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 421 SNFs, 17 ALFs and 11 specialty facilities at December 31, 2013, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of the leases and master leases provide for minimum annual rentals that are typically subject to annual increases. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2013	2012
	(in thousands)
Buildings	$2,631,774	$2,580,400
Site improvement and equipment	222,394	213,471
Land	245,379	244,682
	3,099,547	3,038,553
Less accumulated depreciation	(707,410)	(580,373)
Total	$2,392,137	$2,458,180

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The future minimum estimated contractual rents due for the remainder of the initial terms of the leases are as follows at December 31, 2013:

(in thousands)
2014	$361,012
2015	367,239
2016	350,700
2017	355,192
2018	335,655
Thereafter	1,666,023
Total	$3,435,821

Below is a summary of the significant transactions that occurred from 2011 to 2013.

2013 Acquisitions

Acquisition of an ALF in Florida

On October 2, 2013, we purchased a 97 bed ALF in Florida for $10.3 million in cash. The ALF was added to an existing master lease.

We are in the process of completing our fair value allocation and expect the allocation process to be complete during the first half of 2014. As of December 31, 2013, we allocated approximately $10.3 million consisting of land ($0.6 million), building and site improvements ($9.0 million), and furniture and fixtures ($0.7 million). We have not recorded goodwill in connection with this transaction.

Acquisition of four SNFs in Indiana

On October 31, 2013, we purchased four SNFs totaling 384 beds in Indiana for $22.2 million in cash. The four SNFs were added to an existing master lease, but the terms of the lease and the purchase price were based on an existing lease agreement between the seller and the lessee which was below current market conditions. We allocated approximately $3.0 million to below market leases as a result of the transaction for a total investment of $25.2 million. We have not recorded goodwill in connection with this transaction.

We are in the process of completing our fair value allocation and expect the allocation process to be complete during the first half of 2014. As of December 31, 2013, we allocated approximately $25.2 million consisting of land ($0.7 million), building and site improvements ($21.8 million), and furniture and fixtures ($2.7 million).

Acquisition costs related to the above transactions were expensed as period costs. For the year ended December 31, 2013, we expensed $0.2 million of acquisition related expenses.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2012 Acquisitions and Transactions

Genesis Healthcare

On December 1, 2012, Genesis Healthcare (“Genesis”), an existing operator to Omega, completed the purchase of Sun Healthcare Group (“Sun”), which was also an existing operator to Omega. Prior to the purchase, Sun was our second largest tenant representing 40 facilities located in 10 states. Prior to the purchase, we also had a master lease with Genesis representing 13 facilities located in 5 states.

In connection with the acquisition, on December 1, 2012, we entered into a 53 facility master lease with Genesis expiring on December 31, 2025. In 2013, we transitioned one facility to another operator reducing the number of facilities covered by the Genesis lease to 52 facilities. At December 31, 2013, Genesis was our largest operating lease tenant with $350 million in leased assets (approximately 9% of our total gross investments) located in 13 states.

Arizona and California Acquisitions

During the three-month period ended December 31, 2012, we completed the acquisition of approximately $203.4 million of new investments and leased them to a new operator. The investments involved two separate transactions to purchase 14 facilities (12 SNFs, 1 ALF and 1 combined SNF/ALF). The combined transactions consisted of the assumption of approximately $71.9 million of indebtedness guaranteed by the Department of Housing and Urban Development (“HUD”) and payment of $131.5 million in cash. The $71.9 million of assumed HUD debt is comprised of 8 HUD mortgage loans with a blended interest rate of 5.50% and maturities between April 2031 and February 2045. The 14 facilities, representing 1,830 operating beds, are located in California (10) and Arizona (4). The transaction involved several separate master lease agreements covering all 14 facilities.

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

We completed our fair value allocation in 2013. We allocated approximately $64.6 million consisting of land ($5.5 million), building and site improvements ($55.9 million), and furniture and fixtures ($3.2 million). We recorded approximately $4.6 million of fair value adjustment related to above market debt assumed based on the terms of comparable debt and other market factors. We have not recorded goodwill in connection with this transaction.

Transaction 2 (Second Closing): In November 2012, we entered into a Purchase and Sales Agreement to purchase and then leaseback 10 California SNFs. On November 30, 2012, we purchased five SNFs for approximately $70.2 million. The five SNFs were simultaneously leased back under a new 12 year master lease.

We completed our fair value allocation in 2013. We allocated approximately $70.2 million consisting of land ($11.5 million), building and site improvements ($55.5 million), and furniture and fixtures ($3.2 million). We have not recorded goodwill in connection with this transaction.

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

We completed our fair value allocation in 2013. We allocated approximately $77.5 million consisting of land ($13.0 million), building and site improvements ($60.8 million), and furniture and fixtures ($3.7 million). We recorded approximately $5.4 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt and other market factors. We have not recorded goodwill in connection with this transaction.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Indiana Acquisitions

In 2012 we completed four transactions in Indiana involving two existing operators and 34 facilities. The following is a summary of the transactions:

Transaction 1: On June 29, 2012, we purchased one SNF encompassing 80 operating beds in Indiana for approximately $3.4 million and leased the facility to an existing operator under an existing master lease. We completed our fair value allocation in 2012. We allocated approximately $3.4 million consisting of land ($0.2 million), building and site improvements ($2.9 million), and furniture and fixtures ($0.3 million). We have not recorded goodwill in connection with this transaction.

Transaction 2: On June 29, 2012, we purchased four facilities encompassing 383 operating beds in Indiana for approximately $21.7 million and leased the facilities to Health and Hospital Corporation. We completed our fair value allocation in 2012. We allocated approximately $21.7 million consisting of land ($1.9 million), buildings and site improvements ($18.4 million) and furniture and fixtures ($1.4 million). We have not recorded goodwill in connection with this transaction.

Transaction 3: On August 31, 2012, we purchased 27 facilities (17 SNFs, four ALFs and six independent living facilities) totaling 2,892 operating beds in Indiana from an unrelated third party for approximately $203 million in cash and assumed a liability associated with the lease of approximately $13.9 million. Simultaneous with the transaction, we also purchased one parcel of land for $2.8 million. The purchase price of both (i) 27 facilities and (ii) the parcel of land were funded from cash on hand and borrowings from our credit facility. The 27 facilities and land parcel were added to an existing master lease. We completed our fair value allocation in 2013. We allocated approximately $219.7 million consisting of land ($16.1 million), building and site improvements ($189.2 million) and furniture and fixtures ($14.4 million). We have not recorded goodwill in connection with this transaction.

Transaction 4: On December 31, 2012, we purchased two SNFs encompassing 167 operating beds in Indiana for approximately $9.5 million and leased these facilities to an existing operator under a new consolidated master lease. We completed our fair value allocation in 2013. We allocated approximately $9.5 million consisting of land ($0.6 million), building and site improvements ($8.0 million), and furniture and fixtures ($0.9 million). We have not recorded goodwill in connection with this transaction.

Michigan Acquisition

On November 30, 2012, we purchased one ALF for $20 million from an unrelated third party and added it to an existing master lease with an existing operator. The 171 operating bed ALF is located in Michigan. We completed our fair value allocation in 2013. We allocated approximately $20.0 million consisting of land ($0.4 million), building and site improvements ($18.9 million), and furniture and fixtures ($0.7 million). We have not recorded goodwill in connection with this transaction.

Texas Acquisition

On October 31, 2012, we purchased one SNF from an unrelated third party encompassing 90 operating beds in Texas for approximately $2.7 million and leased the facility to an existing operator. We completed our fair value allocation in 2013. We allocated approximately $2.7 million consisting of land ($0.2 million), building and site improvements ($2.2 million), and furniture and fixtures ($0.3 million). We have not recorded goodwill in connection with this transaction.

Acquisition costs related to the above transactions were expensed as period costs. For the year ended December 31, 2012, we expensed $0.9 million of acquisition related expenses.

2011 Acquisitions

During the fourth quarter of 2011, we completed two acquisitions. The first acquisition was comprised of the purchase of four SNFs in Maryland and West Virginia; the second acquisition was comprised of the purchase/leaseback of 17 SNFs in five states, including Arkansas, Colorado, Florida, Michigan and Wisconsin. Acquisition costs related to the two acquisitions were approximately $1.2 million in 2011 and were expensed. The following is summary of the transactions and other investments:

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2011 First Acquisition (Maryland and West Virginia)

During the fourth quarter of 2011, we purchased and leased back four SNFs located in Maryland (3) and West Virginia (1), totaling 586 beds for a total investment of $61 million, including approximately $1 million to complete renovations at one facility. The consideration consisted of $31 million in cash and the assumption of $30 million in HUD – guaranteed indebtedness, which bears an interest rate of 4.87% (weighted-average) and matures between March 2036 and September 2040.

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

2011 Second Acquisition (Arkansas, Colorado, Florida, Michigan and Wisconsin)

On December 23, 2011, we purchased 17 SNFs and leased them to a new operator, for an aggregate purchase price of $128 million. The acquisition consisted of the assumption of $71.3 million of indebtedness guaranteed by HUD and $56.7 million in cash.

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

Pro Forma Acquisition Results

The facilities acquired in 2013 and 2012 are included in our results of operations from the date of acquisition. The following unaudited pro forma results of operation reflect the impact of the transactions as if they occurred on January 1, 2012. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisition have been made. The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2013	2012
	(in thousands, except per share amounts, unaudited)
Revenues	$421,243	$396,584
Net income available to common stockholders	173,517	139,852

Earnings per share – diluted:
Net income available to common stockholders – as reported	$1.46	$1.12
Net income available to common stockholders – pro forma	$1.47	$1.29

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As a result of these developments, during the three month period ended March 31, 2011, we recorded an impairment charge of $24.4 million to reduce the carrying values of the Connecticut SNFs to their estimated fair values. We estimated the fair value of these facilities based on the facilities’ potential sales value assuming that the facilities would not be used as SNFs. As of November 1, 2011, all of the residents of the four facilities had been relocated and the receiver surrendered possession of all of the facilities to us. In 2011, we classified these facilities as held-for-sale. We sold three of the facilities and are actively marketing the last facility for sale (for purposes other than the provision of skilled nursing care).

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

Assets Sold or Held for Sale

For the year ended December 31, 2013, we sold one facility and a parcel of undeveloped land for total cash proceeds of $2.3 million, generating approximately a $1.2 million loss.

At December 31, 2013, we had three SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $1.4 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4 – DIRECT FINANCING LEASES

The components of investment in direct financing leases consist of the following:

	December 31,
	2013	2012
	(in thousands)
Minimum lease payments receivable	$4,291,067	$—
Estimated residual values	—	—
Less unearned income	(3,761,622)	—
Net investment in direct financing leases	$529,445	—

Properties subject to direct financing leases	56	—

On November 27, 2013, we closed on a purchase/leaseback transaction with Ark Holding Company, Inc. (“Ark Holding”) pursuant to which Omega acquired 55 SNFs and 1 ALF. We leased the facilities back to the prior operator pursuant to four 50-year lease yielding 10.6% per annum over the term of the lease. The purchase/leaseback transaction is being accounted for as a direct financing lease.

The lease agreement allows the tenant the right to purchase the facilities for a bargain purchase price plus closing costs at the end of the lease. In addition, commencing in the 41st year of the lease, the tenant will have the right to prepay the remainder of its obligations thereunder for an amount equal to the sum of the unamortized portion of the investment plus the net present value of the remaining payments under the lease, and closing costs. In the event the tenant exercises either of these options, we have the right to purchase the properties for fair market value at the time.

The 56 facilities represent 5,624 licensed beds located in 12 states, predominantly in the southeastern United States. The 56 facilities are separated by region and divided amongst four cross-defaulted master leases. The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility). Contractual rent for years 1-4 is approximately $47 million with 2.5% annual escalators beginning in year five through the term of the lease.

NOTE 5 – OWNED AND OPERATED ASSETS

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

	For Year Ended December 31,
	2013	2012	2011 (1)
	(in thousands)
Nursing home revenues	$—	$—	$—
Nursing home expenses	—	—	653
Loss from nursing home operations	$—	$—	$(653)
(1)	2011 expense relates to run-off expense associated with shutting down the operations.

NOTE 6 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2013, mortgage notes receivable relate to 16 fixed-rate mortgages on 33 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in five (5) states, operated by five (5) independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2013	2012
	(in thousands)

Mortgage note due 2014; interest at 11.00%	5,000	5,000
Mortgage note due 2021; interest at 12.50%	5,574	5,574
Mortgage note due 2021; monthly payment of $39,000, including interest at 11.00%	91,123	91,585
Mortgage note due 2021; interest at 10.00%	913	-
Mortgage note due 2022; interest at 12.50%	5,310	5,310
Three Mortgage notes due 2022; interest at 12.00%	7,313	7,076
Mortgage note due 2023; interest at 11.00%	69,928	69,928
Mortgage note due 2023; interest at 12.50%	7,782	7,411
Mortgage note due 2023; interest at 12.50%	6,175	4,340
Mortgage note due 2030; interest at 10.61%	15,897	15,897
Four Mortgage notes due 2046; interest at 12.00%	26,500	26,500
Total mortgages — net (1)	$241,515	$238,621
(1)	As of December 31, 2012 and 2013 we have no allowance for loan loss for any of our mortgages.

Mortgage Note due 2014

We provided a mortgage note to an existing operator for a property in Texas for $5.0 million to provide bridge financing. The mortgage notes bears interest at 11% and matures in 2014.

Mortgage Notes due 2021

In September 2011, the construction loan that we entered into in 2010 to construct a new SNF in Michigan was completed. The $5.6 million loan is an interest only loan and bears interest at an annual rate of 12.5% and matures in September 2021.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In November 2011, we entered into a $92.0 million first mortgage loan to finance a new operator’s purchase of 13 SNFs in Michigan, totaling 1,421 beds. The term of the mortgage is 10 years. The interest rate during the first 3 years will accrue at a fixed annual rate of 11%. During years 4, 5 and 6, interest will accrue at a fixed annual rate of 11.75% and during the remaining term of the note, interest will accrue as a fixed annual rate of 12.5%. The mortgage note includes annual principal payments. As of December 31, 2013, the balance outstanding on the note is $91.1 million.

In June 2013, we entered into a $1.0 million mortgage loan with an existing operator. The loan was added to an existing mortgage for one property to fund renovations. As of December 31, 2013, the balance of the loan related to the property was approximately $0.9 million. The mortgage loan matures in November 2021 and carries an annual interest rate of 10%.

Mortgage Notes due 2022

In March 2012, the second construction loan that we entered into in 2010 to construct a new SNF in Michigan was completed. The $5.3 million loan is an interest only loan and bears interest at an annual rate of 12.5% and matures in March 2022.

On August 1, 2012, we entered into a $0.8 million mortgage loan with an existing operator. In May 2013, we entered into a $0.1 million mortgage loan with the same existing operator. These two loans were added to an existing mortgage for one property to fund renovations. As of December 31, 2013, the balance of the loan related to the property was approximately $7.3 million. These mortgage loans mature on July 31, 2022 and carry an annual interest rate of 12%.

Mortgage Notes due 2023

The $69.9 million mortgage note is secured by seven facilities located in Maryland. The interest rate will accrue at a fixed rate of 11% per year through April 2018. After April 2018, the interest rate will increase to 13.75% per year. The mortgage note matures in December 2023.

The construction mortgage loan that we entered into in October 2011 to construct a new 120 bed SNF in Michigan was completed in the first quarter of 2013. The $7.8 million loan is an interest only loan and bears interest at an annual rate of 12.5% and matures in March 2023.

The construction mortgage loan that we entered into in July 2012 to construct a new 120 bed SNF in Michigan was completed in the third quarter of 2013. The $6.2 million loan is an interest only loan and bears interest at an annual rate of 12.5% and matures in July 2023.

Mortgage Note due 2030

In December 2010, we entered into a first mortgage loan with a new operator in the amount of $15.9 million. The mortgage is secured by three SNFs, totaling 240 beds located in Florida. The mortgage note matures in 2030 and bears interest at an initial rate of 10%, with annual escalators of 2%.

Mortgage Notes due 2046

In October 2011, we enter into a first mortgage loan in the amount of $25 million secured by a lien on three SNFs, totaling 352 beds located in Maryland. In November 2012, we entered into an additional $1.5 million first mortgage loan secured by a lien on an additional 60 bed SNF located in Michigan. The mortgages currently bear interest at 12% and increases to 13.5% in November 2018. The mortgages mature in 2046.

2012 Mortgage Payoff

In October 2012, we received $12.2 million in cash from the mortgagee for the payoff of a first mortgage loan on two Florida SNFs. As a result of the payoff, during the fourth quarter of 2012, we accelerated recognition of mortgage fees we had previously deferred. We recorded the accelerated deferred mortgage fees as Mortgage interest income.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,	December 31,
	2013	2012
	(in thousands)

Other Investment note due 2015	$2,318	$2,518
Other Investment notes due 2021 - 2023	13,427	9,775
Other Investment note due 2013	-	1,018
Other Investment note due 2014	62	812
$28.0 Million Other Investment note due 2017	23,750	26,500
$2.5 Million Other Investment note due 2014	546	-
$6.0 Million Other Investment note due 2013	5,439	3,450
Other Investment note due 2013	-	261
$1.3 Million Other Investment note due 2017	1,300	425
$1.5 Million Other Investment note due 2014	1,456	-
Notes receivable, gross(1)	48,298	44,759
Allowance for loss on notes receivable	(1,977)	(1,977)
Notes receivable, net	46,321	42,782

Other	2,400	-
Marketable securities	4,333	4,557
Total other investments	$53,054	$47,339
(1)	The majority of these notes bear interest at approximately 10% annually.

Other Investment notes due 2021 - 2023

The 2021-2023 other investment notes relates to 16 individual notes with one operator to fund renovations on several facilities. The loans mature between 2021 and 2023 and bear interest at an initial rate of 10% with escalators of 2.5% per year. The maximum draw on all 16 loans is approximately $19.7 million.

$28.0 Million Other Investment note due 2017

In December 2011, we entered into a five year $28.0 million 10.0% term loan agreement with an existing operator. In 2013, we received $2.8 million in principal payments related to the loan. The loan matures in January 2017.

$6.0 Million Other Investment note due 2013

In May 2013, we amended an existing working capital note with an existing operator increasing the availability form $4.0 million to $6.0 million. The note bears interest at 10% and matures in 2014.

Marketable Securities

The investment in marketable securities relates to an investment in 5,000 shares of non-convertible redeemable preferred stock that yields 7.9% annually.

Other Investment note due 2013 Payoff

In 2012, we received principal payments of approximately $11.9 million towards the working capital loan. The remaining $1.0 million was paid off in 2013.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$25 Million Other Investment note due 2017 Payoff

During the second quarter of 2013, we invested $25.0 million in a mezzanine loan. The mezzanine loan bore interest at 12% annually and included origination and exit fees. In December 2013, the mezzanine loan was repaid. The early repayment of the mezzanine loan resulted in a prepayment penalty of $1.0 million and the acceleration of our recordation of the origination and exit fees.

NOTE 8 - CONCENTRATION OF RISK

As of December 31, 2013, our portfolio of real estate investments consisted of 541 healthcare facilities, located in 38 states and operated by 49 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $3.9 billion at December 31, 2013, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 476 SNFs, 18 ALFs, 11 specialty facilities, fixed rate mortgages on 33 SNFs, and three SNFs that are held-for-sale. At December 31, 2013, we also held miscellaneous investments of approximately $53.1 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2013, we had investments with one operator and/or manager that exceeded 10% of our total investments: New Ark Investment, Inc. (“Ark”) (14%). The three states in which we had our highest concentration of investments were Florida (16%), Ohio (10%) and Indiana (9%) at December 31, 2013.

For the year ended December 31, 2013, our revenues from operations totaled $418.7 million, of which approximately $55.2 million were from Genesis (13%) and $44.2 million from CommuniCare (11%). No other operator generated more than 10% of our revenues from operations for the year ended December 31, 2013.

NOTE 9 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators. These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of our investments. At December 31, 2013, we held $5.6 million in such liquidity deposits and $56.9 million in letters of credit. The liquidity deposits and the letters of credit may be used in the event of lease and/or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code. Liquidity deposits are recorded as restricted cash on our consolidated balance sheets with the offset recorded as a liability. Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross-collateralization and by corporate/personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Current	December 31,
	Maturity	Rate	2013	2012
			(in thousands)
Secured borrowings:
HUD mortgages assumed June 2010 (Paid-off)	-	-	$—	$62,921
HUD mortgages assumed June 2010 (1)	2040 - 2045	4.85%	128,641	130,887
HUD mortgages assumed October 2011 (1)	2036 - 2040	4.87%	31,145	31,991
HUD mortgages assumed December 2011(1)(2)	2044	3.06%	58,592	58,884
HUD mortgages assumed December 2012(1)	2031 - 2045	5.50%	80,153	81,855
Total secured borrowings			298,531	366,538

Unsecured borrowings:
Revolving line of credit	2016	1.97%	$326,000	$158,000
Term loan	2017	1.92%	200,000	100,000
			526,000	258,000

2020 notes	2020	7.50%	200,000	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
Subordinated debt	2021	9.00%	20,892	21,049
			1,195,892	1,196,049
Premium - net			3,995	4,345
Total unsecured borrowings			1,725,887	1,458,394
Totals – net			$2,024,418	$1,824,932
(1)	Reflects the weighted average interest rate on the mortgages.
(2)	The debt was refinanced in March 2013.

Secured Borrowings

HUD Mortgages Loans Payoff

On June 29, 2012, we paid approximately $11.8 million to retire four HUD mortgages that were assumed as part of a December 2011 acquisition. The retirement of the four HUD mortgages resulted in a net gain of approximately $1.7 million. The net gain included the write-off of approximately $1.8 million of the unamortized premium offset by a prepayment fee of approximately $0.1 million.

HUD Mortgage Debt assumed June 2010(Paid-off)

On May 31, 2013, we paid approximately $51.0 million to retire 11 HUD mortgages that were assumed in connection with our acquisition of certain subsidiaries of CapitalSource in June 2010. The retirement of the 11 HUD mortgages resulted in a net gain of approximately $11.1 million. The net gain included the write-off of approximately $11.3 million related to the unamortized premium offset by a prepayment fee of approximately $0.2 million.

HUD Mortgage Debt assumed June 2010

In connection with the second quarter 2010 acquisitions of 29 facilities from Capital Source, we assumed $128.8 million of HUD indebtedness with maturity dates ranging from January 2040 to January 2045. On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $7.3 million more than the face value of the debt assumed. We amortized the premium utilizing the effective interest method from the date of assumption. As of December 31, 2013 and 2012, the unamortized premium was $6.0 million and $6.4 million, respectively. We estimate the amortization of premium will be between $0.3 million and $0.4 million over the next five years. In 2013, 2012 and 2011, the amortization of the premium was $0.4 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

HUD Debt assumed October 2011

In connection with the October 31, 2011 acquisition of four SNFs, we assumed $29.9 million of HUD indebtedness with maturity dates ranging from March 2036 to September 2040. On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $3.0 million more than the face value of the debt assumed. We amortized the premium utilizing the effective interest method from the date of assumption. As of December 31, 2013 and 2012, the unamortized premium was $2.6 million and 2.8 million, respectively. We estimate the amortization of the premium will be between $0.1 million and $0.2 million over the next five years. In 2013, 2012 and 2011, the amortization of the premium was $0.2 million, $0.2 million and $0.0 million, respectively.

HUD Mortgage Debt assumed December 2011 Refinanced March 2013

On March 26, 2013, we refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million including approximately $0.7 million of closing costs that were added to the outstanding balance and will be amortized over the term of the mortgage debt. The annual interest rate for the refinanced debt decreased from 5.55% to approximately 3.06%, with the term of the refinanced mortgages remaining unchanged.

HUD Mortgages assumed December 2012

In connection with the fourth quarter 2012 acquisitions, we assumed $71.8 million of HUD indebtedness with maturity dates ranging from April 2031 to February 2045. On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $10.1 million more than the face value of the debt assumed. We amortized the premium utilizing the effective interest method from the date of assumption. As of December 31, 2013 and 2012, the unamortized premium was $9.5 million and $10.0 million, respectively. We estimate the amortization of the premium will be approximately $0.4 million over the next five years. In 2013 and 2012, the amortization of the premium was $0.6 million and $0.1 million, respectively.

Unsecured Borrowings

$700 Million Unsecured Credit Facility - 2012

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

The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points). At December 31, 2013, we had $326 million in borrowings outstanding under the 2012 Revolving Credit Facility. The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.

The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At December 31, 2013, the full $200 million was outstanding under the 2012 Term Loan Facility. The 2012 Term Loan Facility matures on December 6, 2017.

At December 31, 2013, we had a total of $526.0 million outstanding under the 2012 Credit Facilities, and no letters of credit outstanding, leaving availability of $174.0 million. For the year ended December 31, 2013, the weighted-average interest rate was 1.94% for borrowings under our 2012 Credit Facilities.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$200 Million Term Loan - 2013

On December 27, 2013, we entered into a new $200 million senior unsecured, deferred draw, term loan facility (the “2013 Term Loan Facility”). The 2013 Term Loan Facility matures on February 29, 2016.

The 2013 Term Loan Facility is being provided pursuant to a Credit Agreement, dated as of December 27, 2013 (the “2013 Credit Agreement”), among Omega, as borrower, certain of Omega’s subsidiaries identified in the 2013 Credit Agreement, as guarantors, Bank of America, N.A., as the initial lender (together with other lenders from time to time becoming signatory to the 2013 Credit Agreement, as lenders, the “2013 Term Lenders”), and Bank of America, N.A., as administrative agent for the 2013 Term Lenders. Omega’s obligations in connection with the 2013 Term Loan Facility are jointly and severally guaranteed by Omega’s current subsidiaries (other than those designated as “unrestricted subsidiaries”) for the benefit of the administrative agent and the 2013 Term Lenders. Additional subsidiaries created or acquired by Omega in the future (unless designated as unrestricted subsidiaries) will also be required to guarantee Omega’s obligations in connection with the 2013 Term Loan Facility, if such future subsidiaries own unencumbered real property or guarantee other unsecured funded debt (including but not limited to Omega’s unsecured senior notes and Omega’s 2012 senior unsecured revolving credit and term loan facilities).

No borrowings had yet been made by Omega under the 2013 Term Loan Facility as of December 31, 2013.

We may prepay the 2013 Term Loan Facility at any time in whole or in part, or reduce or terminate the term loan commitment under the 2013 Term Loan Facility, in each case without fees or penalty. Principal amounts prepaid or repaid under the 2013 Term Loan Facility may not be reborrowed.

The interest rates per annum applicable to the 2013 Term Loan Facility are (a) the reserve adjusted LIBOR Rate (the “Eurodollar Rate” or “Eurodollar”), plus the applicable margin (as described below) or, at our option, (b) the base rate, plus the applicable margin (as described below), with the base rate being equal to the highest of (i) the rate of interest publicly announced by the administrative agent as its prime rate in effect, (ii) the federal funds effective rate from time to time plus 0.50% and (iii) the Eurodollar Rate determined on such day for a Eurodollar Loan with an interest period of one month plus 1.0%, in each case. The applicable margins with respect to the 2013 Term Loan Facility are determined in accordance with a performance grid based on our investment grade ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings with respect to Omega’s non-credit-enhanced, senior unsecured long-term debt. The applicable margin for the 2013 Term Loan Facility may range from 2.30% to 1.10% in the case of Eurodollar advances, and from 1.30% to 0.10% in the case of base rate advances. The default rate on the 2013 Term Loan Facility is 2.0% above the interest rate otherwise applicable to base rate loans.

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

The 2020 Notes were sold at an issue price of 98.278% of the principal amount, resulting in gross proceeds of approximately $197 million. We used the net proceeds from the sale of the 2020 Notes, after discounts and expenses, to (i) repay outstanding borrowings of approximately $59 million of debt assumed in connection with our December 22, 2009 CapitalSource acquisition, (ii) repay outstanding borrowings under our 2009 Credit Facility, and (iii) for working capital and general corporate purposes, including the acquisition of healthcare-related properties such as the CapitalSource acquisitions. The 2020 Notes are guaranteed by substantially all of our subsidiaries as of the date of issuance. As of December 31, 2013, our subsidiaries that are not guarantors of the 2020 Notes accounted for approximately $462.2 million of our total assets.

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

$575 Million 6.75% Senior Notes due 2022 and Exchange Offer

On October 4, 2010, we issued and sold $225 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Initial 2022 Notes”). The Initial 2022 Notes mature on October 15, 2022 and pay interest semi-annually on April 15th and October 15th. On November 23, 2010, we issued and sold $350 million aggregate principal amount of our 6.75% Senior Notes due 2022 (the “Additional 2022 Notes”). The Additional 2022 Notes are of the same series as, and thus have the same terms, as our Initial 2022 Notes. The Initial 2022 Notes together with the Additional 2022 Notes, are collectively the “2022 Notes”.

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

As of December 31, 2013, our subsidiaries that are not guarantors of the 2022 Notes accounted for approximately $462.2 million of our total assets.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The 2024 Notes were sold at an issue price of 100% of the principal amount. We used the net proceeds of the offering to fund the tender offer and consent solicitation for the 2016 Notes (described below), to fund the redemption of the untendered 2016 Notes (described below) and to repay a portion of our indebtedness outstanding under our 2011 Credit Facility. As of December 31, 2013, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $462.2 million of our total assets.

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

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2012 and 2013, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

The required principal payments, excluding the premium/discount on the 2024, 2022 and 2020 Notes, for each of the five years following December 31, 2013 and the aggregate due thereafter are set forth below:

(in thousands)
2014	5,037
2015	5,274
2016	331,522
2017	205,782
2018	6,055
Thereafter	1,447,755
Totals	$2,001,425

Termination of $475 Million Unsecured Revolving Credit Facility

On December 6, 2012, we terminated our 2011 Credit Facility that we entered into on August 16, 2011 and recorded a non-cash charge of approximately $2.5 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2011 Credit Facility.

$175 Million 7% Senior Notes due 2016 Tender Offer and Redemption

On March 5, 2012, we commenced a tender offer to purchase for cash any and all of our outstanding $175 million aggregate principal amount of 7% Senior Notes due 2016, or the “2016 Notes”. Pursuant to the terms of the tender offer, on March 19, 2012, we purchased $168.9 million aggregate principal amount of the 2016 Notes.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following summarizes the refinancing related costs:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Write off of deferred financing cost due to refinancing (1) (2)(3)	$(11,278)	$3,024	$3,055
Prepayment and other costs associated with refinancing (4)	166	4,896	16
Total debt extinguishment (gain) costs	$(11,112)	$7,920	$3,071

(1)	In 2013, we recorded an $11.3 million interest refinancing gain associated with the write-off of the premium for above market value debt assumed on 11 HUD mortgage loans that we paid off in May 2013.

(2)
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

(3)	In 2011, we terminated our $320 million 2010 Credit Facility and wrote-off deferred financing costs of $3.1 million.

(4)
In 2013, we made prepayment penalties of $0.2 million associated with 11 HUD mortgage loans that we paid off in May 2013. In 2012, we incurred $4.9 million of prepayment penalties and other costs associated with the tender offer and redemption of our $175 million 7% 2016 Notes.

NOTE 11 - FINANCIAL INSTRUMENTS

At December 31, 2013 and 2012, the carrying amounts and fair values of our financial instruments were as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$2,616	$2,616	$1,711	$1,711
Restricted cash	31,759	31,759	36,660	36,660
Investment in direct financing leases	529,445	529,445	-	-
Mortgage notes receivable – net	241,515	240,482	238,621	235,705
Other investments – net	53,054	50,124	47,339	44,077
Totals	$858,389	$854,426	$324,331	$318,153
Liabilities:
Revolving line of credit	$326,000	$326,000	$158,000	$158,000
Term Loan	200,000	200,000	100,000	100,000
7.50% Notes due 2020 – net	197,890	256,852	197,546	252,363
6.75% Notes due 2022 – net	581,105	735,687	581,799	724,240
5.875% Notes due 2024 – net	400,000	411,266	400,000	441,761
HUD debt	298,531	287,718	366,538	433,803
Subordinated debt	20,892	28,849	21,049	27,896
Totals	$2,024,418	$2,246,372	$1,824,932	$2,138,063

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

●
Direct financing leases: The fair values of the direct financing receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

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

●
Revolving lines of credit and term loan: The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates (Level 3).

●	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party (Level 2).

NOTE 12 – TAXES

We were organized, have operated, and intend to continue to operate in a manner that enables us to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code. On a quarterly and annual basis we perform several analyses to test our compliance within the REIT taxation rules. In order to qualify as a REIT, in addition to other requirements, we must: (i) distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (a) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain), and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income on an annual basis, (ii) ensure that at least 75% and 95%, respectively of our gross income is generated from qualifying sources that are described in the REIT tax law, (iii) ensure that at least 75% of our assets consist of qualifying assets, such as real property, mortgages, and other qualifying assets described in the REIT tax law, (iv) ensure that we do not own greater than 10% in voting power or value of securities of any one issuer, (v) ensure that we do not own either debt or equity securities of another company that are in excess of 5% of our total assets and (vi) ensure that no more than 25% of our assets are invested in one or more taxable REIT subsidiaries. In addition to the above requirements, the REIT rules require that no less than 100 stockholders own shares or an interest in the REIT and that five or fewer individuals do not own (directly or indirectly) more than 50% of the shares or proportionate interest in the REIT. If we fail to meet the above or any other requirements for qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent years, unless we qualify for certain relief provisions that are available in the event we fail to satisfy any of these requirements.

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

So long as we qualify as a REIT, we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. In 2013, we paid common dividend payments of $218 million which satisfies the 2013 REIT requirements relating to the distribution of our REIT taxable income. On a quarterly and annual basis we tested our compliance within the REIT taxation rules described above to ensure that we were in compliance with the rules.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Internal Revenue Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status. In certain cases we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we formed a new entity (TC Healthcare) on our behalf through the use of an eligible independent contractor to conduct day-to-day operations to maintain REIT status. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2013 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.

Subject to the limitation described above under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs. Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates. The TRS had a net operating loss carry-forward as of December 31, 2013 and 2012 of $1.0 million and $1.1 million, respectively. The loss carry-forward was fully reserved at December 31, 2013 and 2012 with a valuation allowance due to uncertainties regarding realization.

NOTE 13 - RETIREMENT ARRANGEMENTS

Our company has a 401(k) Profit Sharing Plan covering all eligible employees. Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution.

We have a deferred compensation plan which is an unfunded plan under which we can award units that result in participation in the dividends and future growth in the value of our common stock. As of December 31, 2013 we had approximately $0.7 million in liabilities associated with the deferred compensation plan. As of December 31, 2012 we had approximately $0.4 million in liabilities associated with the deferred compensation plan.

Amounts charged to operations with respect to these retirement arrangements totaled approximately $0.2 million in 2013, 2012 and 2011.

NOTE 14 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

2.875 Million Shares of Common Stock Offering

On October 7, 2013, we sold 2,875,000 shares of common stock in an underwritten public offering at an offering price of $30 per share before underwriting discounts and expenses. Our total net proceeds from the offering, after underwriting discounts and expenses were approximately $84.6 million.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the 2013 Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $250 million. Sales of the shares will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2013 Agreement. We are not obligated to sell and the Managers are not obligated to buy or sell any shares under the 2013 Equity Shelf Agreements. No assurance can be given that we will sell any shares under the 2013 Equity Shelf Agreements, or, if we do, as to the price or amount of shares that we sell, or the dates when such sales will take place.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the year ended December 31, 2013, we issued approximately 5.5 million shares under the 2013 Equity Shelf Program, at an average price of $30.87 per share, generating gross proceeds of approximately $170.4 million, before $3.4 million of commissions.

Termination of $245 Million Equity Shelf Program

Also on March 18, 2013, we terminated our $245 million Equity Shelf Program (the “2012 Equity Shelf Program”) that we entered into with several financial institutions on June 19, 2012. For the year ended December 31, 2013, we issued approximately 1.0 million shares under the 2012 Equity Shelf Program at an average price of $28.29 per share, generating gross proceeds of approximately $27.8 million, before $0.6 million of commissions.

Since inception of the 2012 Equity Shelf Program, we have sold a total of 3.6 million shares of common stock generating total gross proceeds of $91.4 million under the program, before $1.9 million of commissions. As a result of the termination of the 2012 Equity Shelf Program, no additional shares were issued under the 2012 Equity Shelf Program.

$245 Million Equity Shelf Program

On June 19, 2012, we entered into separate Equity Distribution Agreements (collectively, the “2012 Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $245 million (the “2012 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the 2012 Equity Shelf Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $245 million. Sales of the shares will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We paid each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager.

For the year ended December 31, 2012, we issued 2.6 million shares under the 2012 Equity Shelf Program, at an average price of $24.10 per share, generating gross proceeds of approximately $63.6 million, before $1.3 million of commissions.

Termination of $140 Million Equity Shelf Program

Also on June 19, 2012, we terminated our $140 million Equity Shelf Program (“2010 Equity Shelf Program”) that we entered into with several financial intuitions on June 25, 2010. For the year ended December 31, 2012, we issued approximately 759,000 shares of our common stock under the 2010 Equity Shelf Program at an average price per share of $21.27, generating gross proceeds of approximately $16.1 million, before $0.3 million of commissions.

For the year ended December 31, 2011, 1.4 million shares of our common stock were issued through the 2010 Equity Shelf Program for net proceeds of approximately $31.4 million, net of $0.6 million of commissions. For the year ended December 31, 2010, 3.1 million shares of our common stock were issued through the 2010 Equity Shelf Program for approximately $65.4 million, net of $1.3 million of commissions.

Since inception of the 2010 Equity Shelf Program, we have sold a total of 5.3 million shares of common stock generating total gross proceeds of $114.9 million under the program, before $2.3 million of commissions. As a result of the termination of the 2010 Equity Shelf Program, no additional shares were issued under the 2010 Equity Shelf Program. The proceeds of the sale of our common stock were used for working capital and for general corporate purposes.

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

We borrowed approximately $103 million under our previous 2010 Credit Facility to fund the redemption price. In connection with the redemption of the Series D Preferred Stock, we wrote-off $3.5 million of preferred stock issuance costs that reduced net income available to common stockholders for the year ended December 31, 2011 by approximately $0.03 per common share.

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock. For the year ended December 31, 2013, we issued 1.9 million shares of common stock for approximately $55.8 million in net proceeds. For the year ended December 31, 2012, we issued 5.1 million shares of common stock for approximately $111.9 million in net proceeds. For the year ended December 31, 2011, we issued 2.9 million shares of common stock for approximately $59.1 million in net proceeds.

NOTE 15 –STOCK-BASED COMPENSATION

Restricted stock and restricted stock units (“RSUs”) are subject to forfeiture if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. Prior to vesting, ownership of the shares/units cannot be transferred. The restricted stock has the same dividend and voting rights as our common stock. RSUs accrue dividend equivalents but have no voting rights. Restricted stock and RSUs are valued at the price of our common stock on the date of grant. We expense the cost of these awards ratably over their vesting period.

In January 2011, we granted 428,503 shares of restricted stock to six employees. The 428,503 shares of restricted stock vested as of December 31, 2013 and were distributed to all six employees.

On December 31, 2013, we granted 213,741 RSUs to six employees. The RSUs vest ratably over the three year period ending December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

In addition, we grant restricted stock to directors each year as part of director compensation. These shares vest ratably over a three year period, subject to exceptions for death, disability, mandatory retirement or a change in control of the Company.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity in restricted stock and RSUs for the years ended December 31, 2011, 2012 and 2013:

	Number of Shares/Units	Weighted - Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2010	26,267	$18.19
Granted during 2011	444,003	22.42	$10.0
Vested during 2011	(11,968)	17.42
Non-vested at December 31, 2011	458,302	$22.31
Granted during 2012	15,500	20.29	$0.3
Vested during 2012	(14,300)	19.56
Non-vested at December 31, 2012	459,502	$22.33
Granted during 2013	241,699	29.87	$7.2
Vested during 2013	(444,003)	22.38
Non-vested at December 31, 2013	257,198	$29.32
(1) Total compensation cost to be recognized on the awards based on grant date fair value, which is based on the market price of the Company’s common stock on the date of grant.

Performance Restricted Stock Units

PRSUs (for Performance Periods 2011 through 2013)

In January 2011, we awarded three types of performance restricted stock units (“PRSUs”) to six employees: (i) 124,244 annual total shareholder return (“TSR”) PRSUs for the year ended December 31, 2011 (“2011 Annual TSR PRSUs”); (ii) 279,552 multi-year absolute TSR PRSUs and (iii) 93,183 multi-year relative TSR PRSUs. On January 1, 2012, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2012 (“2012 Annual TSR PRSUs”). On January 1, 2013, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2013 (“2013 Annual TSR PRSUs”). Prior to vesting and distribution of shares, ownership of the PRSUs cannot be transferred. The dividends on the PRSUs accumulate and if vested are paid when the shares are distributed to the employee. We expense the cost of these awards ratably over the employee’s service period.

Annual TSR PRSUs (for Performance Periods 2011 through 2013)

The number of shares earned under the annual TSR PRSUs depended generally on the level of achievement of TSR for the applicable year. The annual TSR PRSUs vest on December 31 of the year, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The 2011 Annual TSR PRSUs were forfeited because the required TSR for 2011 was not achieved. The TSR goal was achieved at high for the 2012 Annual TSR PRSUs and 124,244 shares vested and were distributed to the employees. The TSR goal was achieved at high for the 2013 Annual TSR PRSUs and 124,244 shares vested and were distributed to the employees in January 2014.

Multi-year TSR PRSUs (for the 2011- 2013 Performance Period)

The number of shares earned under the multi-year TSR PRSUs depended generally on the level of achievement of TSR for the three-years ending December 31, 2013. In January 2014, the board of directors reviewed the performance and determined the performance targets were met at the high level. The multi-year TSR PRSUs vest 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Multi-year Relative TSR PRSUs (for the 2011- 2013 Performance Period)

The number of shares earned under the multi-year relative TSR PRSUs depended generally on the level of achievement of TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for the three-years ending December 31, 2013. In January 2014, the board of directors reviewed the performance and determined the performance targets were met at the high level. The multi-year relative TSR PRSUs vest 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

PRSUs (granted December 2013 for 2013- 2016 Performance Periods)

In December 2013, we awarded six types of PRSU’s to six employees: (i) 77,371 PRSUs that vest based on TSR for the one year period starting December 31, 2013 and ending December 31, 2014 (“2014 TSR PRSUs”), (ii) 77,369 PRSUs that vest based on the TSR for the two year period starting December 31, 2013 and ending December 31, 2015 (“2015 TSR PRSUs”), (iii) 115,785 PRSUs that vest based on TSR for the three year period starting December 31, 2013 and ending December 31, 2016 (“2016 TSR PRSUs”), (iv) 77,371 PRSUs that vest based on relative TSR for the one year period starting December 31, 2013 and ending December 31, 2014 (“2014 Relative TSR PRSUs”), (v) 77,368 PRSUs that vest based on relative TSR for the two year period starting December 31, 2013 and ending December 31, 2015 (“2015 Relative TSR PRSUs”), and (vi) 115,781 PRSUs that vest based on relative TSR for the three year period starting December 31, 2013 and ending December 31, 2016 (“2016 Relative TSR PRSUs”).

2014 TSR PRSU

The number of shares earned under the 2014 Absolute TSR PRSUs depends generally on the level of achievement of TSR for the period beginning December 31, 2013 and ending December 31, 2014. The 2014 Absolute TSR PRSUs vest on December 31, 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2015 TSR PRSU

The number of shares earned under the 2015 Absolute TSR PRSUs depends generally on the level of achievement of TSR for the period beginning December 31, 2013 and ending December 31, 2015. The 2015 Absolute TSR PRSUs vest on December 31, 2015, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 TSR PRSU

The number of shares earned under the 2016 Absolute TSR PRSUs depends generally on the level of achievement of TSR for the period beginning December 31, 2013 and ending December 31, 2016. The 2016 Absolute TSR PRSUs vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2014 Relative TSR PRSUs

The number of shares earned under the 2014 Relative TSR PRSUs depends generally on the level of achievement of TSR relative to the MSCI U.S. REIT Index for the period beginning December 31, 2013 and ending December 31, 2014. The 2014 Relative TSR PRSUs vest on December 31, 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2015 Relative TSR PRSUs

The number of shares earned under the 2015 Relative TSR PRSUs depends generally on the level of achievement of TSR relative to MSCI U.S. REIT Index for the period beginning December 31, 2013 and ending December 31, 2015. The 2015 Relative TSR PRSUs vest on December 31, 2015, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
2016 Relative TSR PRSUs

The number of shares earned under the 2016 Relative TSR PRSUs depends generally on the level of achievement of TSR relative to MSCI U.S. REIT Index for the period beginning December 31, 2013 and ending December 31, 2016. The 2016 Relative TSR PRSUs vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The PRSUs awarded in December 2013 have varying degrees of performance requirements to achieve vesting, and each PRSU award represents the right to a variable number of shares of common stock based on performance and related dividend equivalents based on dividends paid to stockholders during the applicable performance period.

We used a Monte Carlo model to estimate the fair value and the derived service periods for the PRSUs granted to the employees. The following are the significant assumptions used in estimating the value of the awards for grants made on the following dates:

	January 1, 2011	January 1, 2012	January 1, 2013	December 31, 2013

Closing Price on date of grant	$22.44	$19.35	$23.85	$29.80
Dividend Yield	6.60%	8.27%	4.24%	6.44%
Risk Free interest rate at time of grant	0.12% to 1.07%	0.03% to 0.35%	0.05% to 0.43%	0.04% to 0.86%
Expected volatility	27.62% to 39.11%	35.64% to 38.53%	15.56% to 23.83%	24.16% to 25.86%

The following table summarizes the activity in PRSU for the years ended December 31, 2011, 2012 and 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2010	-	$-
Granted during 2011	496,979	11.28	$5.6
Vested during 2011	-	-
Forfeited during 2011	(124,244)	11.04
Non-vested at December 31, 2011	372,735	$11.36
Granted during 2012	124,244	9.61	$1.2
Vested during 2012	(124,244)	9.61
Non-vested at December 31, 2012	372,735	$11.36
Granted during 2013	665,289	10.36	$6.9
Vested during 2013 (2)	-	-
Non-vested at December 31, 2013	1,038,024	$10.72

(1)	Total compensation cost to be recognized on the awards was based on grant date fair value or the modification date fair value.
(2)
Subsequent to December 31, 2013, the board of directors reviewed the performance measure for the 372,735 PRSUs granted in January 2011 and outstanding at December 31, 2012 as well as the 124,244 shares granted in January 2013 and determined the PRSUs were earned. In January 2014, the 124,244 PRSUs granted in January 2013 vested and were issued to the employees. The 372,735 PRSUs granted in 2011 will vest 25% on March 31, June 30, September 30 and December 31, 2014 based on continued employment by the executive.

Tax Withholding

Stock withheld to pay minimum statutory tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2013, 2012 and 2011, was $5.8 million, $1.2 million and $1.3 million, respectively.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Shares Available for Issuance for Compensation Purposes

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

As of December 31, 2013, 2,818,256 shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans. Awards under our stock incentive plans may be in the form of stock, stock options, restricted stock, and performance restricted stock units.

NOTE 16 - DIVIDENDS

Common Dividends

On January 15, 2014, the Board of Directors declared a common stock dividend of $0.49 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which is to be paid February 17, 2014 to common stockholders of record on January 31, 2014.

On October 15, 2013, the Board of Directors declared a common stock dividend of $0.48 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid November 15, 2013 to common stockholders of record on October 31, 2013.

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

Per Share Distributions

Per share distributions by our company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2013	2012	2011
Common
Ordinary income	$1.536	$0.884	$0.989
Return of capital	0.324	0.806	0.561
Long-term capital gain	—	—	—
Total dividends paid	$1.860	$1.690	$1.550

Series D Preferred
Ordinary income	$—	$—	$0.739
Return of capital	—	—	—
Long-term capital gain	—	—	—
Total dividends paid	$—	$—	$0.739

For additional information regarding dividends, see Note 10 – Borrowing Arrangements and Note 12 – Taxes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 - LITIGATION

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

NOTE 18 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2013 and 2012.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2013
Revenues	$101,761	$102,515	$103,301	$111,137
Net income	38,120	49,058	38,137	47,206
Net income available to common stockholders	38,120	49,058	38,137	47,206
Net income available to common per share:
Basic net income	$0.34	$0.42	$0.32	$0.39
Diluted net income	$0.34	$0.42	$0.32	$0.38
Cash dividends paid on common stock	$0.45	$0.46	$0.47	$0.48

2012
Revenues	$84,515	$83,825	$87,108	$95,012
Net income	26,084	30,572	30,119	33,923
Net income available to common stockholders	26,084	30,572	30,119	33,923
Net income available to common per share:
Basic net income	$0.25	$0.29	$0.28	$0.30
Diluted net income	$0.25	$0.29	$0.27	$0.30
Cash dividends paid on common stock	$0.41	$0.42	$0.42	$0.44

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 19 - EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income	$172,521	$120,698	$52,606
Preferred stock dividends	-	-	(1,691)
Preferred stock redemption	-	-	(3,456)
Numerator for net income available to common per share - basic and diluted	$172,521	$120,698	$47,459

Denominator:
Denominator for basic earnings per share	117,257	107,591	102,119
Effect of dilutive securities:
Restricted stock	807	401	45
Deferred stock	36	19	13
Denominator for diluted earnings per share	118,100	108,011	102,177

Earnings per share - basic:
Net income - basic	$1.47	$1.12	$0.46
Earnings per share - diluted:
Net income - diluted	$1.46	$1.12	$0.46

NOTE 20– CONSOLIDATING FINANCIAL STATEMENTS

As of December 31, 2013, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022 and (iii) $400 million 5.875% Senior Notes due 2024, which we collectively refer to as the Senior Notes. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee the 2012 Credit Facilities and the 2013 Term Loan Facility. Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes, the 2012 Credit Facilities or the 2013 Term Loan Facility.

As of and prior to March 31, 2010, the non-guarantor subsidiaries were minor and insignificant. On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries we acquired from CapitalSource subject to HUD indebtedness, of which 12 subsidiaries were re-designated as “restricted subsidiaries” and subsidiary guarantors in July 2013 due to the retirement of the HUD related debt on 11 facilities. During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” 20 subsidiaries we acquired subject to HUD indebtedness, of which six subsidiaries were re-designated as “restricted subsidiaries” and subsidiary guarantors in July 2012 due to the retirement of the HUD related mortgages on five facilities. During the fourth quarter of 2012, we designated as “unrestricted subsidiaries” eight subsidiaries we acquired subject to HUD indebtedness.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the year ended December 31, 2013 and 2012, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense. On March 26, 2013, the non-guarantor subsidiaries refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million. The refinanced amount included $58.7 million related to retiring the old HUD debt and $0.7 million of closing costs that were added to the new (refinanced) HUD debt.

For the year ended December 31, 2013, 2012 and 2011, the non-guarantor subsidiaries did not engage in investing or financing activities other than the principal payment of $4.6 million, $3.1 million and $1.8 million, respectively for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries. All of the subsidiary guarantors of our outstanding Senior Notes, 2012 Credit Facilities and the 2013 Term Loan Facility, and all of our non-guarantor subsidiaries, are 100% owned by Omega.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,642,047	$457,500	$—	$3,099,547
Less accumulated depreciation	(653,858)	(53,552)	—	(707,410)
Real estate properties – net	1,988,189	403,948	—	2,392,137
Investment in direct financing leases	529,445	—	—	529,445
Mortgage notes receivable – net	241,515	—	—	241,515
	2,759,149	403,948	—	3,163,097
Other investments – net	53,054	—	—	53,054
	2,812,203	403,948	—	3,216,151
Assets held for sale – net	1,356	—	—	1,356
Total investments	2,813,559	403,948	—	3,217,507

Cash and cash equivalents	2,616	—	—	2,616
Restricted cash	6,827	24,932	—	31,759
Accounts receivable – net	140,331	7,173	—	147,504
Investment in affiliates	108,707	—	(108,707)	—
Other assets	36,723	26,107	—	62,830
Total assets	$3,108,763	$462,160	$(108,707)	$3,462,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$326,000	$—	$—	$326,000
Term loan	200,000	—	—	200,000
Secured borrowings	—	298,531	—	298,531
Unsecured borrowings – net	1,178,995	20,892	—	1,199,887
Accrued expenses and other liabilities	103,665	34,030	—	137,695
Intercompany payable	—	83,065	(83,065)	—
Total liabilities	1,808,660	436,518	(83,065)	2,162,113

Stockholders’ equity:
Common stock	12,353	—	—	12,353
Common stock – additional paid-in-capital	1,998,169	—	—	1,998,169
Cumulative net earnings	926,649	25,642	(25,642)	926,649
Cumulative dividends paid	(1,637,068)	—	—	(1,637,068)
Total stockholders’ equity	1,300,103	25,642	(25,642)	1,300,103
Total liabilities and stockholders’ equity	$3,108,763	$462,160	$(108,707)	$3,462,216

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,580,977	$457,576	$—	$3,038,553
Less accumulated depreciation	(547,489)	(32,884)	—	(580,373)
Real estate properties – net	2,033,488	424,692	—	2,458,180
Mortgage notes receivable – net	238,621	—	—	238,621
	2,272,109	424,692	—	2,696,801
Other investments – net	47,339	—	—	47,339
	2,319,448	424,692	—	2,744,140
Assets held for sale – net	1,020	—	—	1,020
Total investments	2,320,468	424,692	—	2,745,160

Cash and cash equivalents	1,711	—	—	1,711
Restricted cash	10,095	26,565	—	36,660
Accounts receivable – net	121,488	3,692	—	125,180
Investment in affiliates	115,835	—	(115,835)	—
Other assets	49,153	24,141	—	73,294
Total assets	$2,618,750	$479,090	(115,835)	$2,982,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$158,000	$—	$—	$158,000
Term loan	100,000	—	—	100,000
Secured borrowings	62,921	303,617	—	366,538
Unsecured borrowings – net	1,179,345	21,049	—	1,200,394
Accrued expenses and other liabilities	107,155	38,589	—	145,744
Intercompany payable	—	104,040	(104,040)	—
Total liabilities	1,607,421	467,295	(104,040)	1,970,676

Stockholders’ equity:
Common stock	11,239	—	—	11,239
Common stock – additional paid-in capital	1,664,855	—	—	1,664,855
Cumulative net earnings	754,128	11,795	(11,795)	754,128
Cumulative dividends paid	(1,418,893)	—	—	(1,418,893)
Total stockholders’ equity	1,011,329	11,795	(11,795)	1,011,329
Total liabilities and stockholders’ equity	$2,618,750	$479,090	$(115,835)	$2,982,005

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$324,808	$50,327	$-	$375,135
Income from direct financing leases	5,203			5,203
Mortgage interest income	29,351	-	-	29,351
Other investment income – net	8,874	-	-	8,874
Miscellaneous	151	-	-	151
Total operating revenues	368,387	50,327	-	418,714

Expenses
Depreciation and amortization	107,977	20,669	-	128,646
General and administrative	21,218	370	-	21,588
Acquisition costs	245	-	-	245
Impairment loss on real estate properties	415	-	-	415
Provisions for uncollectible mortgages, notes and accounts receivable	2,141	-	-	2,141
Total operating expenses	131,996	21,039	-	153,035

Income before other income and expense	236,391	29,288	-	265,679
Other income (expense):
Interest income	12	29	-	41
Interest expense	(84,927)	(15,454)	-	(100,381)
Interest – amortization of deferred financing costs	(2,763)	(16)	-	(2,779)
Interest – refinancing gain (costs)	11,112	-	-	11,112
Equity in earnings	13,847	-	(13,847)	-
Total other expense	(62,719)	(15,441)	(13,847)	(92,007)

Income before gain on assets sold	173,672	13,847	(13,847)	173,672
Loss on assets sold - net	(1,151)	-	-	(1,151)
Net income available to common stockholders	$172,521	$13,847	$(13,847)	$172,521

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

Revenue
Rental income	$277,670	$36,922	$-	$314,592
Mortgage interest income	30,446	-	-	30,446
Other investment income – net	4,760	-	-	4,760
Miscellaneous	662	-	-	662
Total operating revenues	313,538	36,922	-	350,460

Expenses
Depreciation and amortization	96,570	16,413	-	112,983
General and administrative	21,016	314	-	21,330
Acquisition costs	909	-	-	909
Impairment loss on real estate properties	272	-	-	272
Total operating expenses	118,767	16,727	-	135,494

Income before other income and expense	194,771	20,195	-	214,966
Other income (expense):
Interest income	6	23	-	29
Interest expense	(82,525)	(13,002)	-	(95,527)
Interest – amortization of deferred financing costs	(2,649)	-	-	(2,649)
Interest – refinancing gain (costs)	(7,920)	-	-	(7,920)
Equity in earnings	7,216	-	(7,216)	-
Total other expense	(85,872)	(12,979)	(7,216)	(106,067)

Income before gain on assets sold	108,899	7,216	(7,216)	108,899
Gain on assets sold - net	11,799	-	-	11,799
Net income available to common stockholders	$120,698	$7,216	$(7,216)	$120,698

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2011
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$250,695	$22,822	$-	$273,517
Mortgage interest income	16,274	-	-	16,274
Other investment income – net	2,070	-	-	2,070
Miscellaneous	343	-	-	343
Total operating revenues	269,382	22,822	-	292,204

Expenses
Depreciation and amortization	89,344	10,993	-	100,337
General and administrative	19,251	181	-	19,432
Acquisition costs	1,204	-	-	1,204
Impairment loss on real estate properties	26,344	-	-	26,344
Provisions for uncollectible accounts receivable	6,439	-	-	6,439
Nursing home expenses of owned and operated assets	653	-	-	653
Total operating expenses	143,235	11,174	-	154,409

Income before other income and expense	126,147	11,648	-	137,795
Other income (expense):
Interest income	23	17	-	40
Interest expense	(72,785)	(8,369)	-	(81,154)
Interest – amortization of deferred financing costs	(2,674)	-	-	(2,674)
Interest – refinancing gain (costs)	(3,071)	-	-	(3,071)
Equity in earnings	3,296	-	(3,296)	-
Total other expense	(75,211)	(8,352)	(3,296)	(86,859)

Income before gain on assets sold	50,936	3,296	(3,296)	50,936
Gain on assets sold - net	1,670	-	-	1,670
Net income	52,606	3,296	(3,296)	52,606
Preferred stock dividends	(1,691)	-	-	(1,691)
Preferred stock redemption	(3,456)	-	-	(3,456)
Net income available to common stockholders	$47,459	$3,296	$(3,296)	$47,459

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 21– SUBSEQUENT EVENTS

$113 Million of New Investment in Q1 2014

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator of Omega. The loan is secured by 9 SNFs totaling 784 operating beds located in Pennsylvania (7) and Ohio (2). The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator. The loan bears an initial annual interest rate of 9.5%.

Draw on the 2013 Term Loan Facility

On January 17, 2014, we have fully drawn all of the $200 million under the 2013 Term Loan Facility and used the proceeds to repay outstanding borrowings under our 2012 Revolving Credit Facility.

Stock-based Compensation

In January 2014, we granted 122,137 RSUs to six employees of the Company. The terms of the January 2014 RSUs are similar to the RSUs granted on December 31, 2013 except for the vesting schedule. The 2014 RSUs vest 100% on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

We also granted 309,168 PRSUs to the six employees in January 2014. The terms of the January 2014 PRSUs are similar to the PRSUs granted on December 31, 2013 except for the performance period and the vesting schedule. The number of PRSUs earned is determined based on performance from January 1, 2014 through December 31, 2016 and vesting occurs 25% on the last day of each quarter in 2017, subject to continued employment on the vesting date and subject to certain exceptions for qualifying terminations of employment or a change in control of the Company. The PRSUs are equally weighted with half of the grant determined at target performance based on TSR and the other half based on Relative TSR as compared to our identified peer group.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2013

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Construction	Acquired	is Computed
Genesis HealthCare:
Alabama (LTC)		23,584,956	6,523,220	-	-	30,108,176	13,488,228	1964-1974	1997	33 years
California (LTC)		15,618,263	26,652	-	-	15,644,915	7,278,284	1927-1972	1997	33 years
Colorado (LTC, ILF)		38,341,877	5,444,311	-	-	43,786,188	9,506,909	1963-1975	2006	39 years
Idaho (LTC)		15,511,569	974,011	-	-	16,485,580	4,539,518	1920-1987	1997-2006	33 years to 39 years
Massachusetts (LTC)		57,139,658	2,660,093	(8,257,521)	-	51,542,230	17,694,873	1964-1993	1997-2010	20 years to 39 years
New Hampshire (LTC, AL)		21,619,503	1,462,797	-	-	23,082,300	6,547,190	1963-1999	1998-2006	33 years to 39 years
North Carolina (LTC)		22,652,488	3,550,986	-	-	26,203,474	14,169,009	1964-1986	1994-1997	30 years to 33 years
Ohio (LTC)		11,653,451	20,246	-	-	11,673,697	5,531,410	1968-1983	1997	33 years
Rhode Island (LTC)		38,740,812	4,792,882	-	-	43,533,694	11,413,316	1965-1981	2006	25 years to 39 years
Tennessee (LTC)		7,905,139	2,537,508	-	-	10,442,647	5,270,760	1984-1985	1994	30 years
Vermont (LTC)		14,145,776	1,235,807	-	-	15,381,583	4,094,378	1970-1971	2004	39 years
Washington (LTC)		10,000,000	1,798,844	-	-	11,798,844	9,913,341	1965	1995	20 years
West Virginia (LTC)		44,277,206	6,528,560	-	-	50,805,766	18,744,901	1961-1986	1997-2008	25 years to 33 years
Total Genesis HealthCare		321,190,698	37,555,917	(8,257,521)	-	350,489,094	128,192,117

Health and Hospital Corporation:
Indiana (LTC, AL, ILF)		306,144,765	394,818	(1,820,624)	-	304,718,959	23,570,887	1942-2001	1992-2013	20 years to 40 years
Total Health and Hospital Corporation		306,144,765	394,818	(1,820,624)	-	304,718,959	23,570,887

CommuniCare Health Services, Inc:
Ohio (LTC, AL, SH)		218,726,757	23,678,515	-	-	242,405,272	61,050,564	1927-2008	1998-2008	20 years to 39 years
Pennsylvania (LTC)		20,286,067	9,150,871	-	-	29,436,938	5,430,320	1950-1964	2005	39 years
Total CommuniCare Health Services, Inc.		239,012,824	32,829,386	-	-	271,842,210	66,480,884

Airamid Health Management
Florida (LTC, AL)	(2)	240,352,759	-	-	-	240,352,759	46,319,781	1951-1999	2009-2010	20 years to 37 years
Pennsylvania (LTC)		14,771,868	-	-	-	14,771,868	2,815,439	1969	2009	26 years
Total Airamid Health Management		255,124,627	-	-	-	255,124,627	49,135,220

Signature Holdings II, LLC.:
Florida (LTC)		119,332,120	9,188,581	-	-	128,520,701	32,941,674	1940-1991	1996-2010	24 years to 39 years
Georgia (LTC)		14,679,314	3,858,608	-	-	18,537,922	6,029,784	1964-1970	2007	20 years
Kentucky (LTC)		44,737,440	3,621,213	-	-	48,358,653	12,666,587	1964-1978	1999-2010	20 years to 33 years
Maryland (LTC)		28,629,686	1,787,838	-	-	30,417,524	5,623,901	1959-1985	2010	26 years to 30 years
Tennessee (LTC)		11,230,702	357,255	-	-	11,587,957	3,643,027	1982	2007	20 years
Total Signature Holdings II, LLC		218,609,262	18,813,495	-	-	237,422,757	60,904,973

S&F Management Company, LLC:
Arizona (LTC, AL)	(2)	64,642,862	-	-	-	64,642,862	2,073,415	1949-1999	2012	35 years to 40 years
California (LTC)	(2)	147,729,886	-	-	-	147,729,886	5,524,515	1939-1970	2012	20 years to 35 years
Total S&F Management Company, LLC		212,372,748	-	-	-	212,372,748	7,597,930

Gulf Coast Master Tenant I, LLC:
Florida (LTC, AL)		111,264,734	-	-	-	111,264,734	18,053,470	1933-2007	2009-2013	20 years to 40 years
Mississippi (LTC)		45,671,293	-	-	-	45,671,293	6,807,668	1962-1988	2009-2010	23 years to 40 years
Total Gulf Coast Master Tenant I, LLC		156,936,027	-	-	-	156,936,027	24,861,138

Other:
Alabama (LTC)		17,939,710	6,392,567	-	-	24,332,277	12,526,953	1960-1986	1992-2010	20 years to 31.5 years
Arizona (LTC)		34,318,094	5,657,143	(6,603,745)	-	33,371,492	11,625,055	1983-1985	1998-2010	29 years to 33 years
Arkansas (LTC)	(2)	117,091,565	8,856,328	(36,350)	-	125,911,543	35,272,536	1960-2000	1992-2011	20 years to 38 years
California (LTC)		21,879,146	1,778,353	-	-	23,657,499	8,754,904	1950-1990	1997-2010	20 years to 33 years
Colorado (LTC)		33,527,071	2,346,167	-	-	35,873,238	10,185,154	1958-1973	1998-2011	20 years to 33 years
Florida (LTC, AL)		118,404,311	5,149,515	(970,000)	-	122,583,826	32,160,222	1964-1999	1992-2011	20 years to 40 years
Georgia (LTC)		10,000,000	-	-	-	10,000,000	2,601,562	1967-1971	1998	37.5 years
Idaho (LTC)		6,193,698	100,000	-	-	6,293,698	2,642,733	1985	1999	20 years
Illinois (LTC)		13,961,501	444,484	-	-	14,405,985	6,883,296	1926-1990	1996-1999	30 years to 33 years
Indiana (LTC, AL)		37,220,697	1,897,203	(22,776)	-	39,095,124	9,423,325	1923-1996	1992-2012	20 years to 38 years
Iowa (LTC)		19,116,936	2,084,807	-	-	21,201,743	7,008,279	1965-1983	1997-2010	23 years to 33 years
Kansas (LTC)		3,210,020	-	-	-	3,210,020	687,476	1985	2010	20 years
Kentucky (LTC)		15,151,027	4,148,392	-	-	19,299,419	10,180,476	1948-1995	1994-1995	33 years
Louisiana (LTC)		55,343,066	1,750,000	-	-	57,093,066	13,585,087	1957-1983	1997-2006	33 years to 39 years
Maryland (LTC)	(2)	48,731,498	-	-	-	48,731,498	4,478,885	1921-1969	2011	25 years to 30 years
Massachusetts (LTC)		5,804,554	-	-	-	5,804,554	1,433,357	1964	2009	20 years
Michigan (LTC, AL)		36,500,317	-	-	-	36,500,317	2,295,233	1964-1974	2011-2012	25 years to 30 years
Mississippi (LTC)		6,745,612	826,654	-	-	7,572,266	1,890,789	1976	2009	20 years
Missouri (LTC)		12,301,560	-	(149,386)	-	12,152,174	5,236,795	1965-1989	1999	33 years
Nevada (LTC, SH)		20,926,778	377,708	-	-	21,304,486	4,124,180	1972-1978	2009	26 years to 27 years
New Mexico (LTC)		7,097,600	130,323	-	-	7,227,923	2,184,043	1972-1989	2008-2010	20 years
North Carolina (LTC)		33,092,980	-	-	-	33,092,980	5,613,469	1969-1987	2010	25 years to 36 years
Ohio (LTC)		106,991,529	6,260,958	-	-	113,252,487	29,955,156	1962-1998	1994-2010	20 years to 39 years
Oklahoma (LTC)		24,136,703	-	-	-	24,136,703	3,304,393	1965-2012	2010-2012	20 years to 25 years
Pennsylvania (LTC, AL, ILF)		138,881,687	-	-	-	138,881,687	37,609,623	1942-2001	1998-2009	20 years to 39 years
Tennessee (LTC)		94,531,371	2,359,950	-	-	96,891,321	26,934,820	1958-1983	1992-2010	20 years to 31.5 years
Texas (LTC)		154,732,916	12,805,255	-	-	167,538,171	45,013,541	1952-2010	1997-2012	20 years to 39 years
Washington (AL)		5,673,693	-	-	-	5,673,693	2,376,182	1999	1999	33 years
West Virginia (LTC)	(2)	24,641,423	348,641	-	-	24,990,064	5,170,641	1961-1996	1994-2011	33 years to 39 years
Wisconsin (LTC)		30,561,506	-	-	-	30,561,506	5,508,574	1964-1972	2009-2011	20 years
Total Other		1,254,708,569	63,714,448	(7,782,257)	-	1,310,640,760	346,666,739

Total		2,964,099,520	153,308,064	(17,860,402)	-	3,099,547,182	707,409,888

(1)
The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL), independent living facilities (ILF) or specialty hospitals (SH) located in the states indicated.

(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $298,530,640, including FMV of $18,105,999, at December 31, 2013.

	Year Ended December 31,
(3)	2011	2012	2013
Balance at beginning of period	$2,366,856,229	$2,537,038,892	$3,038,552,898
Acquisitions	192,612,147	491,207,838	35,529,419
Impairment	(26,344,298)		(414,687)
Improvements	19,865,623	29,436,456	31,346,919
Disposals/other	(15,950,809)	(19,130,288)	(5,467,367)
Balance at close of period	$2,537,038,892	$3,038,552,898	$3,099,547,182

(4)	2011	2012	2013
Balance at beginning of period	$380,995,243	$470,420,023	$580,373,211
Provisions for depreciation	100,237,951	112,871,408	128,523,788
Dispositions/other	(10,813,171)	(2,918,220)	(1,487,111)
Balance at close of period	$470,420,023	$580,373,211	$707,409,888

(5)	The reported amount of our real estate at December 31, 2013 is greater than the tax basis of the real estate by approximately $20.8 million.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2013

Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Florida (3 LTC facilities)	10.61%	2030	Interest payable monthly	None	15,900,000	15,896,641
Maryland (7 LTC facilities)	11.00%	2023	Interest payable monthly	None	74,927,751	69,927,759
Maryland (1 LTC facilities)	12.00%	2046	Interest payable monthly	None	10,000,000	10,000,000
Maryland (1 LTC facilities)	12.00%	2046	Interest payable monthly	None	9,500,000	9,500,000
Maryland (1 LTC facilities)	12.00%	2046	Interest payable monthly	None	5,500,000	5,500,000
Michigan (1 LTC facility)	12.50%	2022	Interest payable monthly	None	5,310,000	5,310,000
Michigan (1 LTC facility)	12.50%	2021	Interest payable monthly	None	5,573,500	5,573,500
Michigan (1 LTC facility)	12.50%	2023	Interest payable monthly	None	7,782,000	7,782,000
Michigan (1 LTC facility)	12.50%	2023	Interest payable monthly	None	6,175,000	6,175,000
Michigan (13 LTC facilities)	11.00%	2021	Interest plus $38,500 of principal payable monthly	None	92,000,000	91,123,847
	10.00%	2021	Interest payable monthly	None	913,366	913,366
Michigan (1 LTC facility)	12.00%	2046	Interest payable monthly	None	1,500,000	1,500,000
Ohio (1 LTC facility)	12.00%	2022	Interest plus $1,900 of principal payable monthly	None	6,112,406	6,077,661
	12.00%	2022	Interest payable monthly	None	345,011	345,011
	12.00%	2022	Interest payable monthly	None	796,397	796,397
	12.00%	2022	Interest payable monthly	None	93,630	93,630
Texas (1 LTC facility)	11.00%	2014	Interest payable monthly	None	5,000,000	5,000,000

					$247,429,061	241,514,812

(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

	Year Ended December 31,
(3)	2011	2012	2013
Balance at beginning of period	$108,556,518	$238,674,601	$238,621,161
Additions during period - Placements	130,191,254	11,967,892	3,378,357
Deductions during period - collection of principal/other	(73,171)	(12,021,332)	(484,706)
Balance at close of period	$238,674,601	$238,621,161	$241,514,812

INDEX TO EXHIBITS TO 2013 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
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
4.1C
First Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD SF, LLC, OHI Asset (IN) Greensburg, LLC, OHI Asset (IN) Indianapolis, LLC, OHI Asset (IN) Wabash, LLC and OHI Asset (IN) Westfield, LLC and U.S. Bank National Association, as trustee, together with Second Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, that Third Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and that Fourth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1C to the Company’s Annual Report on Form 10-K, filed on February 28, 2013).

4.1D
Fifth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that Sixth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee.*

4.2
Indenture, dated as of February 9, 2010, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 7.5% Senior Notes due 2020, including the Form of 7.5% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 10, 2010).

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

I-1

4.2C
Fifth Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD SF, LLC, OHI Asset (IN) Greensburg, LLC, OHI Asset (IN) Indianapolis, LLC, OHI Asset (IN) Wabash, LLC and OHI Asset (IN) Westfield, LLC and U.S. Bank National Association, as trustee, together with that Sixth Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, that certain Seventh Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and that Eighth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2C to the Company’s Annual Report on Form 10-K, filed on February 28, 2013).

4.2D
Ninth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that Tenth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee.*

4.3
Indenture, dated as of October 4, 2010, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 5, 2010).

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

4.3C
Third Supplemental Indenture, dated as of July 2, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, OHI Asset HUD SF, LLC, OHI Asset (IN) Greensburg, LLC, OHI Asset (IN) Indianapolis, LLC, OHI Asset (IN) Wabash, LLC and OHI Asset (IN) Westfield, LLC and U.S. Bank National Association, as trustee, together with that Fourth Supplemental Indenture, dated as of August 9, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, that certain Fifth Supplemental Indenture, dated as of September 24, 2012, among Omega Healthcare investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee, and that Sixth Supplemental Indenture, effective as of December 31, 2012, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.3C to the Company’s Annual Report on Form 10-K, filed on February 28, 2013).

4.3D
Seventh Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that Eighth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee.*

10.1	Form of Directors and Officers Indemnification Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2000).
10.2
Form of Officers’ Multi-Year Performance Restricted Stock Unit Award for 2011 to 2014 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on February 27, 2012).+

I-2

10.3
Amended and Restated Deferred Stock Plan, dated October 16, 2012, and forms of related agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 7, 2012).

10.4
Credit Agreement, dated as of December 6, 2012, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 12, 2012).

10.5
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

10.6	Omega Healthcare Investors, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2013). +
10.7	Form of Officer Deferred Performance Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2013). +
10.8
Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and C. Taylor Pickett (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.9
Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Daniel Booth (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.10
Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Robert O. Stephenson (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.11
Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and R. Lee Crabill (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.12
Employment Agreement, dated November 15, 2013, between Omega Healthcare Investors, Inc. and Michael Ritz (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.13	Form of Time-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +
10.14
Form of Performance-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.15
Form of Time-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.16
Form of Performance-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.17
$200 Million Senior Unsecured, Deferred Draw, Term Loan Facility, dated as of December 27, 2013, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2014).

12.1	Ratio of Earnings to Fixed Charges.*
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

I-3

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.
+ Management contract or compensatory plan, contract or arrangement.

I-4

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

By:	/s/C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Date: February 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	February 11, 2014
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	February 11, 2014
Robert O. Stephenson

/s/ Michael D.Ritz	Chief Accounting Officer	February 11, 2014
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	February 11, 2014
Bernard J. Korman

/s/ Craig R. Callen	Director	February 11, 2014
Craig R. Callen

/s/ Thomas F. Franke	Director	February 11, 2014
Thomas F. Franke

/s/ Barbara B. Hill	Director	February 11, 2014
Barbara B. Hill

/s/ Harold J. Kloosterman	Director	February 11, 2014
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	February 11, 2014
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 11, 2014
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 11, 2014
Stephen D. Plavin

I-5