Form 10-Q
period 2014-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2014-05-07
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2014.

Common Stock, $.10 par value	126,039,605
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$3,107,285	$3,099,547
Less accumulated depreciation	(738,708)	(707,410)
Real estate properties – net	2,368,577	2,392,137
Investment in direct financing leases	531,795	529,445
Mortgage notes receivable – net	354,497	241,515
	3,254,869	3,163,097
Other investments – net	56,052	53,054
	3,310,921	3,216,151
Assets held for sale – net	820	1,356
Total investments	3,311,741	3,217,507

Cash and cash equivalents	20,374	2,616
Restricted cash	28,817	31,759
Accounts receivable – net	152,863	147,504
Other assets	65,130	62,830
Total assets	$3,578,925	$3,462,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$326,000
Term loan	200,000	200,000
Secured borrowings	297,016	298,531
Unsecured borrowings – net	1,594,106	1,199,887
Accrued expenses and other liabilities	132,456	137,695
Total liabilities	2,223,578	2,162,113

Stockholders’ equity:
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 125,419 shares as of March 31, 2014 and 123,530 as of December 31, 2013	12,542	12,353
Common stock – additional paid-in capital	2,059,085	1,998,169
Cumulative net earnings	982,478	926,649
Cumulative dividends paid	(1,698,758)	(1,637,068)
Total stockholders’ equity	1,355,347	1,300,103
Total liabilities and stockholders’ equity	$3,578,925	$3,462,216

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenue
Rental income	$95,918	$93,109
Income from direct financing leases	14,084	-
Mortgage interest income	9,326	7,346
Other investment income – net	1,421	1,306
Miscellaneous	252	-
Total operating revenues	121,001	101,761

Expenses
Depreciation and amortization	31,444	31,959
General and administrative	6,497	5,197
Acquisition costs	95	134
Provisions for uncollectible mortgages, notes and accounts receivable	(16)	-
Total operating expenses	38,020	37,290

Income before other income and expense	82,981	64,471
Other income (expense)
Interest income	8	3
Interest expense	(27,081)	(25,672)
Interest – amortization of deferred financing costs	(922)	(682)
Interest – refinancing costs	(2,040)	-
Total other expense	(30,035)	(26,351)

Income before gain on assets sold	52,946	38,120
Gain on assets sold – net	2,883	-
Net income available to common stockholders	$55,829	$38,120

Income per common share available to common shareholders:
Basic:
Net income	$0.45	$0.34
Diluted:
Net income	$0.45	$0.34

Dividends declared and paid per common share	$0.49	$0.45

Weighted-average shares outstanding, basic	124,459	112,782
Weighted-average shares outstanding, diluted	124,822	113,522

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2013 (123,530 common shares)	$12,353	$1,998,169	$926,649	$(1,637,068)	$1,300,103
Amortization of restricted stock	—	2,227	—	—	2,227
Vesting of restricted stock to company executives, net of tax withholdings (31 shares)	3	(533)	—	—	(530)
Dividend reinvestment plan (993 shares at $31.77 per share)	99	31,441	—	—	31,540
Grant of stock as payment of directors fees (1 share at an average of $31.41 per share)	—	50	—	—	50
Equity Shelf Program (864 shares at $32.94 per share, net of issuance costs)	87	27,731	—	—	27,818
Net income	—	—	55,829	—	55,829
Common dividends ($0.49 per share)	—	—	—	(61,690)	(61,690)
Balance at March 31, 2014 (125,419 common shares)	$12,542	$2,059,085	$982,478	$(1,698,758)	$1,355,347

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Three months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$55,829	$38,120
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,444	31,959
Amortization of deferred financing and debt extinguishment costs	2,962	682
Accretion of direct financing leases	(2,350)	—
Restricted stock amortization expense	2,263	1,452
Gain on assets sold – net	(2,883)	—
Amortization of acquired in-place leases - net	(1,287)	(1,304)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(431)	635
Straight-line rent receivables	(5,324)	(6,010)
Lease inducements	715	842
Effective yield receivable on mortgage notes	(319)	(545)
Other operating assets and liabilities	(2,563)	(8,231)
Net cash provided by operating activities	78,056	57,600
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(4,700)	—
Placement of mortgage loans	(113,114)	(2,049)
Proceeds from sale of real estate investments	3,631	—
Capital improvements to real estate investments	(3,334)	(8,328)
Proceeds from other investments	1,067	1,770
Investments in other investments	(4,065)	(2,968)
Collection of mortgage principal	132	119
Net cash used in investing activities	(120,383)	(11,456)
Cash flows from financing activities
Proceeds from credit facility borrowings	120,000	155,000
Payments on credit facility borrowings	(446,000)	(213,000)
Receipts of other long-term borrowings	594,320	59,355
Payments of other long-term borrowings	(201,238)	(59,997)
Payments of financing related costs	(4,155)	(806)
Receipts from dividend reinvestment plan	31,540	36,330
Payments for exercised options and restricted stock – net	(530)	—
Net proceeds from issuance of common stock	27,818	51,453
Dividends paid	(61,670)	(50,579)
Net cash provided by (used in) financing activities	60,085	(22,244)

Increase in cash and cash equivalents	17,758	23,900
Cash and cash equivalents at beginning of period	2,616	1,711
Cash and cash equivalents at end of period	$20,374	$25,611
Interest paid during the period, net of amounts capitalized	$26,243	$26,092

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2014

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

Our consolidated financial statements include the accounts of (i) Omega and (ii) all direct and indirect wholly owned subsidiaries of Omega.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal.  The new guidance eliminates these criteria.

The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation.  The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year.  Early adoption is permitted, and calendar year-end companies may early adopt the guidance in the first quarter of 2014, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue.  We have chosen to adopt the guidance effective January 1, 2014 and determined that the adoption had no impact on our consolidated financial statements.

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

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)

Contractual receivables	$3,352	$2,941
Effective yield interest receivables	5,653	5,333
Straight-line receivables	128,810	123,486
Lease inducements	15,513	16,228
Allowance	(465)	(484)
Accounts receivable – net	$152,863	$147,504

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

Leased Property

Our leased real estate properties, represented by 420 SNFs, 18 assisted living facilities (“ALFs”) and 11 specialty facilities at March 31, 2014, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

$4.7 Million of New Investment

On January 30, 2014, we acquired an ALF in Arizona from an unrelated third party for approximately $4.7 million. The operations of the 90 bed facility were transitioned to an existing operator of Omega.

Pro Forma Acquisition Results

The facilities acquired in 2014 and 2013 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results of operations reflect the impact of the transactions as if they occurred on January 1, 2013.  For a list of the 2013 transactions, refer to Note 3 – Properties in our 2013 Form 10-K.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share amounts, unaudited)

Revenues	$121,088	$102,666
Net income available to common stockholders	55,890	38,493

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.45	$0.34
Net income available to common stockholders – pro forma	0.45	0.34

Assets Sold or Assets Held for Sale

Assets Sold

In the first quarter of 2014, we sold one SNF in Louisiana for approximately $1.0 million, resulting in a $0.8 million gain.  We also sold two closed held-for-sale SNFs for total cash proceeds of $2.6 million, generating approximately a $2.1 million gain.

Assets Held for Sale

At March 31, 2014, we had one SNF and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $0.8 million.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 17 fixed-rate mortgages on 40 SNFs and two ALFs.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in six states, which are operated by six independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of March 31, 2014, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgaged properties are generally cross-collateralized with the master lease agreement with the same operator.

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

$113 Million of New Investment in Q1 2014

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator of Omega.  The loan is secured by 7 SNFs and 2 ALFs totaling 784 operating beds located in Pennsylvania (7) and Ohio (2).  The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator.  The loan bears an initial annual interest rate of 9.5% and matures in January 2024.

NOTE 3 – DIRECT FINANCING LEASES

The components of investment in direct financing leases consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Minimum lease payments receivable	$4,279,317	$4,291,067
Estimated residual values	—	—
Less unearned income	(3,747,522)	(3,761,622)
Investment in direct financing leases	$531,795	$529,445

Properties subject to direct financing leases	56	56

On November 27, 2013, we closed on an aggregate $529 million purchase/leaseback transaction in connection with the acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings Inc.  At closing, we acquired 55 SNFs and 1 ALF previously operated by Ark Holding and leased the facilities back to Ark Holding, pursuant to four 50-year master leases, with rental payments yielding 10.6% per annum over the term of the leases.  The purchase/leaseback transaction is being accounted for as a direct financing lease.

The lease agreements allow the tenant the right to purchase the facilities for a bargain purchase price plus closing costs at the end of term.  In addition, commencing in the 41st year of each lease, the tenant will have the right to prepay the remainder of its obligations thereunder for an amount equal to the sum of the unamortized portion of the original aggregate $529 million investment plus the net present value of the remaining payments under the lease, and closing costs.  In the event the tenant exercises either of these options, we have the right to purchase the properties for fair market value at the time.

The 56 facilities represent 5,624 licensed beds located in 12 states, predominantly in the southeastern United States. The 56 facilities are separated by region and divided amongst four cross-defaulted master leases.  The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility).  As of March 31, 2014, the following minimum rents are due under our direct financing lease for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$47,000	$47,000	$47,128	$47,778	$48,972

NOTE 4 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)

Other investment note due 2015	$2,268	$2,318
Other investment notes due 2021 - 2023	13,504	13,427
Other investment note due 2014	-	62
$31.5 million other investment note due 2017	26,500	23,750
$2.5 million other investment note due 2014	829	546
$6.0 million other investment note due 2013	5,439	5,439
$1.3 million other investment note due 2017	1,300	1,300
$1.5 million other investment note due 2014	1,456	1,456
Notes receivable, gross(1)	51,296	48,298
Allowance for loss on notes receivable	(1,977)	(1,977)
Notes receivable, net	49,319	46,321

Other	2,400	2,400
Marketable securities	4,333	4,333
Total other investments	$56,052	$53,054
(1)	The majority of these notes bear interest at approximately 10% annually.

$31.5 Million Other Investment Note due 2017

In February 2014, we amended our five year 10.0% term loan agreement with an existing operator allowing for an additional draw of $3.5 million at 10.5% interest rate.  The loan matures in January 2017.

NOTE 5 – CONCENTRATION OF RISK

As of March 31, 2014, our portfolio of real estate investments consisted of 548 healthcare facilities, located in 38 states and operated by 49 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $4.0 billion at March 31, 2014, with approximately 99% of our real estate investments related to long-term care facilities.  Our portfolio is made up of 475 SNFs, 19 ALFs, 11 specialty facilities, fixed rate mortgages on 40 SNFs and two ALFs, and one SNF that is closed/held-for-sale.  At March 31, 2014, we also held miscellaneous investments of approximately $56.1 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2014, we had investments with one operator and/or manager that exceeded 10% of our total investments: New Ark Investment, Inc. (“Ark”) (13%).  The three states in which we had our highest concentration of investments were Florida (16%), Ohio (10%) and Indiana (9%) at March 31, 2014.

For the three-month period ended March 31, 2014, our revenues from operations totaled $121.0 million, of which approximately $14.1 million were from Ark (12%) and $13.8 million were from Genesis HealthCare (“Genesis”) (11%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended March 31, 2014.

NOTE 6 – DIVIDENDS

On April 18, 2014, the Board of Directors declared a common stock dividend of $0.50 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, to be paid May 15, 2014 to common stockholders of record on April 30, 2014.

On January 15, 2014, the Board of Directors declared a common stock dividend of $0.49 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 17, 2014 to common stockholders of record on January 31, 2014.

NOTE 7 – TAXES

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and pays federal, state and local income tax on its net income at the applicable corporate rates.  As of March 31, 2014, the TRS had a net operating loss carry-forward of $1.0 million.  The loss carry-forward is fully reserved with a valuation allowance as of March 31, 2014.

NOTE 8 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- month periods ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Stock-based compensation expense	$2,263	$1,452

Restricted Stock and Restricted Stock Units

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

On January 1, 2014, we granted 122,137 RSUs to six employees.  The RSUs vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

Performance Restricted Stock Units

Performance restricted stock units (“PRSUs”) are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  The PRSUs awarded in January 2011, January 2013, December 2013 and January 2014 have varying degrees of performance requirements to achieve vesting, and each PRSU award represents the right to a variable number of shares of common stock based on performance and related dividend equivalents based on dividends paid to stockholders during the applicable performance period.  The vesting requirements are based on either the (i) total shareholders return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index.  We expense the cost of these awards ratably over their service period.

Prior to vesting and distribution of shares, ownership of the PRSUs cannot be transferred.  The dividends on the PRSUs accumulate and if vested are paid when the shares are distributed to the employee.

PRSUs (for Performance Periods 2011 through 2013)

In January 2011, we awarded performance restricted stock units (“PRSUs”) to six employees, including:(i) 279,552 multi-year absolute TSR PRSUs and (ii) 93,183 multi-year relative TSR PRSUs.  On January 1, 2013, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2013 (“2013 Annual TSR PRSUs”).

2013 Annual TSR PRSUs

The TSR goal for the 2013 Annual TSR PRSUs was achieved at the high level and 124,244 shares vested and were distributed to the employees in January 2014.

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

PRSUs (for 2013- 2016 Performance Periods)

In December 2013, we awarded six types of PRSUs to six employees: (i) 77,371 PRSUs that vest based on TSR for the one year period starting December 31, 2013 and ending December 31, 2014 (“2014 Transition TSR PRSUs”), (ii) 77,369 PRSUs that vest based on the TSR for the two year period starting December 31, 2013 and ending December 31, 2015 (“2015 Transition TSR PRSUs”), (iii) 115,785 PRSUs that vest based on TSR for the three year period starting December 31, 2013 and ending December 31, 2016 (“2016 Transition TSR PRSUs”), (iv) 77,371 PRSUs that vest based on relative TSR for the one year period starting December 31, 2013 and ending December 31, 2014 (“2014 Transition Relative TSR PRSUs”), (v) 77,368 Transition PRSUs that vest based on relative TSR for the two year period starting December 31, 2013 and ending December 31, 2015 (“2015 Transition Relative TSR PRSUs”), and (vi) 115,781 PRSUs that vest based on relative TSR for the three year period starting December 31, 2013 and ending December 31, 2016 (“2016 Transition Relative TSR PRSUs”).

2014 Transition TSR PRSUs

The number of shares earned under the 2014 Transition TSR PRSUs depends generally on the level of achievement of Omega’s TSR for the period beginning December 31, 2013 and ending December 31, 2014.  The 2014 Transition TSR PRSUs vest on December 31, 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2015 Transition TSR PRSUs

The number of shares earned under the 2015 Transition TSR PRSUs depends generally on the level of achievement of Omega’s TSR for the period beginning December 31, 2013 and ending December 31, 2015.  The 2015 Transition TSR PRSUs vest on December 31, 2015, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 Transition TSR PRSUs

The number of shares earned under the 2016 Transition TSR PRSUs depends generally on the level of achievement of Omega’s TSR for the period beginning December 31, 2013 and ending December 31, 2016.  The 2016 Transition TSR PRSUs vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2014 Transition Relative TSR PRSUs

The number of shares earned under the 2014 Transition Relative TSR PRSUs depends generally on the level of achievement of TSR relative to the MSCI U.S. REIT Index for the period beginning December 31, 2013 and ending December 31, 2014.  The 2014 Transition Relative TSR PRSUs vest on December 31, 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2015 Transition Relative TSR PRSUs

The number of shares earned under the 2015 Transition Relative TSR PRSUs depends generally on the level of achievement of TSR relative to MSCI U.S. REIT Index for the period beginning December 31, 2013 and ending December 31, 2015.  The 2015 Transition Relative TSR PRSUs vest on December 31, 2015, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 Transition Relative TSR PRSUs

The number of shares earned under the 2016 Transition Relative TSR PRSUs depends generally on the level of achievement of TSR relative to MSCI U.S. REIT Index for the period beginning December 31, 2013 and ending December 31, 2016.  The 2016 Transition Relative TSR PRSUs vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

PRSUs (for 2014- 2016 Performance Periods)

In January 2014, we awarded two types of PRSUs to six employees: (i) 154,584 PRSUs that vest   based on TSR for the three year period starting January 1, 2014 and ending December 31, 2016 (“2016 TSR PRSUs”), and (ii) 154,584 PRSUs that vest based on relative TSR for the three year period starting January 1, 2014 and ending December 31, 2016 (“2016 Relative TSR PRSUs”).

2016 TSR PRSUs

The number of shares earned under the 2016 TSR PRSUs depends generally on the level of achievement of Omega’s TSR for the period beginning January 1, 2014 and ending December 31, 2016.  The 2016 TSR PRSUs vest quarterly in 2017 in equal increments, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 Relative TSR PRSUs

The number of shares earned under the 2016 Quarterly Relative TSR PRSUs depends generally on the level of achievement of Omega’s TSR relative to MSCI U.S. REIT Index for the period beginning January 1, 2014 and ending December 31, 2016.  The 2016 Relative TSR PRSUs vest quarterly in 2017 in equal increments, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The following table summarizes our total unrecognized compensation cost as of March 31, 2014 associated with outstanding restricted stock, restricted stock units and PRSU awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Multi-year TSR PRSUs	2011	279,550	$11.06	$3.1	44	$0.2
Multi-year Relative TSR PRSUs	2011	93,183	12.26	1.1	44	0.1
Restricted stock units	2013	213,741	29.80	6.4	36	5.8
2014 Transition TSR PRSUs	2013	77,371	8.27	0.6	12	0.5
2015 Transition TSR PRSUs	2013	77,369	7.48	0.6	24	0.5
2016 Transition TSR PRSUs	2013	115,785	8.67	1.0	36	0.9
2014 Transition Relative TSR PRSUs	2013	77,371	11.68	0.9	12	0.7
2015 Transition Relative TSR PRSUs	2013	77,368	13.06	1.0	24	0.9
2016 Transition Relative TSR PRSUs	2013	115,781	14.25	1.7	36	1.5
Restricted stock units	2014	122,137	29.80	3.6	36	3.3
2016 TSR PRSUs	2014	154,584	8.67	1.4	48	1.3
2016 Relative TSR PRSUs	2014	154,584	14.25	2.2	48	2.1
Total		1,558,824	$15.12	$23.6		$17.8

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees.

Director Restricted Stock Grants

As of March 31, 2014, we had 30,970 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of March 31, 2014, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.4 million.

NOTE 9 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	March 31,	December 31,
	Maturity	Rate	2014	2013
			(in thousands)
Secured borrowings:
HUD mortgages assumed June 2010 (1)	2040 - 2045	4.85%	$128,068	$128,641
HUD mortgages assumed October 2011 (1)	2036 - 2040	4.87%	30,929	31,145
HUD mortgages assumed December 2011(1)	2044	3.06%	58,301	58,592
HUD mortgages assumed December 2012(1)	2031 - 2045	5.50%	79,718	80,153
Total secured borrowings			297,016	298,531

Unsecured borrowings:
Revolving line of credit	2016	1.95%	$-	$326,000
Term loan	2017	1.91%	200,000	200,000
			200,000	526,000

2020 notes	2020	7.50%	200,000	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	—
Subordinated debt	2021	9.00%	20,855	20,892
			1,595,855	1,195,892
Premium (discount) - net			(1,749)	3,995
Total unsecured borrowings			1,794,106	1,725,887
Totals – net			$2,091,122	$2,024,418

(1)	Reflects the weighted average annual interest rate on the mortgages.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2013 and March 31, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

At March 31, 2014, we had no outstanding amount under the 2012 Revolving Credit Facility, and no letters of credit outstanding, leaving availability of $500 million.  The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.  The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).

At March 31, 2014, the full $200 million was outstanding under the 2012 Term Loan Facility.  The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  The 2012 Term Loan Facility matures on December 6, 2017.

$200 Million Term Loan

On December 27, 2013, we entered into a new $200 million senior unsecured, deferred draw, term loan facility (the “2013 Term Loan Facility”) that was scheduled to mature on February 29, 2016.

The 2013 Term Loan Facility was priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based on the Company’s ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.

In January 2014, we drew all $200 million under the 2013 Term Loan Facility and used the proceeds to (i) fund a new mortgage investment and (ii) repay outstanding borrowings under the 2012 Revolving Credit Facility.  In March 2014, we paid off and terminated the 2013 Term Loan Facility with proceeds from the sale of our 4.95% Senior Notes due 2024 (see below).  In addition, we recorded a non-cash charge of approximately $2.0 million relating to the write-off of deferred financing costs associated with the termination of the 2013 Term Loan Facility.

$400 Million Senior Notes

On March 6, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024.  These notes were sold at an issue price of 98.580% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million.  We used the net proceeds of the offering to repay in full our $200 million 2013 Term Loan Facility, and a portion of our indebtedness outstanding under our 2012 Revolving Credit Facility.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).

For the three-month period ended March 31, 2014, we issued approximately 0.9 million shares under the 2013 Equity Shelf Program, at an average price of $32.94 per share, generating gross proceeds of approximately $28.5 million, before $0.6 million of commissions.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2014, approximately 1.0 million shares of our common stock at an average price of $31.77 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $31.5 million.

NOTE 10 – FINANCIAL INSTRUMENTS

At March 31, 2014 and December 31, 2013, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$20,374	$20,374	$2,616	$2,616
Restricted cash	28,817	28,817	31,759	31,759
Investment in direct financing leases	531,795	531,795	529,445	529,445
Mortgage notes receivable – net	354,497	379,719	241,515	240,482
Other investments – net	56,052	55,664	53,054	50,124
Totals	$991,535	$1,016,369	$858,389	$854,426
Liabilities:
Revolving line of credit	$—	$—	$326,000	$326,000
Term loan	200,000	200,000	200,000	200,000
7.50% notes due 2020 – net	197,976	260,166	197,890	256,852
6.75% notes due 2022 – net	580,931	713,689	581,105	735,687
5.875% notes due 2024 – net	400,000	430,052	400,000	411,266
4.95% notes due 2024 – net	394,344	394,344	—	—
HUD debt	297,016	299,641	298,531	287,718
Subordinated debt	20,855	27,880	20,892	28,849
Totals	$2,091,122	$2,325,772	$2,024,418	$2,246,372

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013).  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

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

18

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

NOTE 11 – LITIGATION

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

NOTE 12 – EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income	$55,829	$38,120
Numerator for net income available to common per share - basic and diluted	$55,829	$38,120
Denominator:
Denominator for basic earnings per share	124,459	112,782
Effect of dilutive securities:
Common stock equivalents	363	740
Denominator for diluted earnings per share	124,822	113,522

Earnings per share – basic:
Net income – basic	$0.45	$0.34
Earnings per share – diluted:
Net income – diluted	$0.45	$0.34

NOTE 13 – CONSOLIDATING FINANCIAL STATEMENTS

As of March 31, 2014, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022, (iii) $400 million 5.875% Senior Notes due 2024 and (iv) $400 million 4.95% Senior Notes due 2024, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  All of our subsidiaries that guarantee the Senior Notes also guarantee the 2012 Credit Facilities.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes or the 2012 Credit Facilities.

As of and prior to March 31, 2010, the non-guarantor subsidiaries were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries we acquired from CapitalSource subject to HUD indebtedness, of which 12 subsidiaries were re-designated as “restricted subsidiaries” and subsidiary guarantors in July 2013 due to the retirement of the HUD related debt on 11 facilities.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” 20 subsidiaries we acquired subject to HUD indebtedness, of which six subsidiaries were re-designated as “restricted subsidiaries” and subsidiary guarantors in July 2012 due to the retirement of the HUD related mortgages on five facilities.  During the fourth quarter of 2012, we designated as “unrestricted subsidiaries” eight subsidiaries we acquired subject to HUD indebtedness.  The following summarized condensed consolidating financial information reflects these changes.

For the three months ended March 31, 2014 and 2013, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense and rent recorded on straight-line basis.  On March 26, 2013, the non-guarantor subsidiaries refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million. The refinanced amount included $58.7 million related to retiring the old HUD debt and $0.7 million of closing costs that were added to the new (refinanced) HUD debt.

For the three months ended March 31, 2014 and 2013, the non-guarantor subsidiaries did not engage in investing or financing activities other than the principal payment of $1.2 million and $1.1 million, respectively for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary guarantors of our outstanding Senior Notes and 2012 Credit Facilities, and all of our non-guarantor subsidiaries, are 100% owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	March 31, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,649,785	$457,500	$-	$3,107,285
Less accumulated depreciation	(679,994)	(58,714)	-	(738,708)
Real estate properties – net	1,969,791	398,786	-	2,368,577
Investment in direct financing leases	531,795	-	-	531,795
Mortgage notes receivable – net	354,497	-	-	354,497
	2,856,083	398,786	-	3,254,869
Other investments – net	56,052	-	-	56,052
	2,912,135	398,786	-	3,310,921
Assets held for sale – net	820	-	-	820
Total investments	2,912,955	398,786	-	3,311,741

Cash and cash equivalents	20,374	-	-	20,374
Restricted cash	6,932	21,885	-	28,817
Accounts receivable – net	145,061	7,802	-	152,863
Investment in affiliates	103,807	-	(103,807)	-
Other assets	37,681	27,449	-	65,130
Total assets	$3,226,810	$455,922	$(103,807)	$3,578,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$-	$-	$-	$-
Term loan	200,000	-	-	200,000
Secured borrowings	-	297,016	-	297,016
Unsecured borrowings – net	1,573,251	20,855	-	1,594,106
Accrued expenses and other liabilities	98,212	34,244	-	132,456
Intercompany payable	-	74,617	(74,617)	-
Total liabilities	1,871,463	426,732	(74,617)	2,223,578

Stockholders’ equity:
Common stock	12,542	-	-	12,542
Common stock – additional paid-in capital	2,059,085	-	-	2,059,085
Cumulative net earnings	982,478	29,190	(29,190)	982,478
Cumulative dividends paid	(1,698,758)	-	-	(1,698,758)
Total stockholders’ equity	1,355,347	29,190	(29,190)	1,355,347
Total liabilities and stockholders’ equity	$3,226,810	$455,922	(103,807)	$3,578,925

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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$83,366	$12,552	$-	$95,918
Income from direct financing leases	14,084	-	-	14,084
Mortgage interest income	9,326	-	-	9,326
Other investment income – net	1,421	-	-	1,421
Miscellaneous	252	-	-	252
Total operating revenues	108,449	12,552	-	121,001

Expenses
Depreciation and amortization	26,282	5,162	-	31,444
General and administrative	6,406	91	-	6,497
Acquisition costs	95	-	-	95
Provision for uncollectible mortgages, notes and accounts receivable	(16)	-	-	(16)
Total operating expenses	32,767	5,253	-	38,020

Income before other income and expense	75,682	7,299	-	82,981
Other income (expense):
Interest income	1	7	-	8
Interest expense	(23,328)	(3,753)	-	(27,081)
Interest – amortization of deferred financing costs	(917)	(5)	-	(922)
Interest – refinancing costs	(2,040)	-	-	(2,040)
Equity in earnings	3,548	-	(3,548)	-
Total other expense	(22,736)	(3,751)	(3,548)	(30,035)

Income before gain on assets sold	52,946	3,548	(3,548)	52,946
Gain on assets sold – net	2,883	-	-	2,883
Net income (loss) available to common stockholders	$55,829	$3,548	$(3,548)	$55,829

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$80,502	$12,607	$-	$93,109
Mortgage interest income	7,346	-	-	7,346
Other investment income – net	1,306	-	-	1,306
Total operating revenues	89,154	12,607	-	101,761

Expenses
Depreciation and amortization	26,796	5,163	-	31,959
General and administrative	5,107	90	-	5,197
Acquisition costs	134	-	-	134
Total operating expenses	32,037	5,253	-	37,290

Income before other income and expense	57,117	7,354	-	64,471
Other income (expense):
Interest income	(4)	7	-	3
Interest expense	(21,490)	(4,182)	-	(25,672)
Interest – amortization of deferred financing costs	(682)	-	-	(682)
Equity in earnings	3,179	-	(3,179)	-
Total other expense	(18,997)	(4,175)	(3,179)	(26,351)

Net income available to common stockholders	$38,120	$3,179	$(3,179)	$38,120

NOTE 14 – SUBSEQUENT EVENTS

Over the past few years the state of Indiana has been converting MR/DD (mentally retarded/developmentally disability) patients from institutional facilities to group homes.  In May 2014, our MR/DD facility was effectively closed.  As a result of the closure, we expect to record an impairment reserve of between $1.0 million and $1.5 million in the second quarter of 2014.  In addition, we expected to re-classify the facility to held-for-sale during the second quarter of 2014.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement.  This document contains forward-looking statements within the meaning of the federal securities laws.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2013, and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Our portfolio of investments at March 31, 2014, consisted of 548 healthcare facilities (including one facility that is closed/held for sale), located in 38 states and operated by 49 third-party operators.  Our gross investment in these facilities totaled approximately $4.0 billion at March 31, 2014, with 99% of our real estate investments related to long-term healthcare facilities.  Our portfolio is made up of (i) 475 SNFs, (ii) 19 assisted living facilities (“ALFs”), (iii) 11 specialty facilities, (iv) fixed rate mortgages on 40 SNFs and 2 ALFs and (v) one SNF that is closed/held for sale.  At March 31, 2014, we also held other investments of approximately $56.1 million, consisting primarily of secured loans to third-party operators of our facilities.

Our consolidated financial statements include the accounts of (i) Omega and (ii) all direct and indirect wholly owned subsidiaries of Omega.  All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

Taxation

We have elected to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 1992.  We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT.  Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders.  If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  For further information, see “Taxation” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2013.

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

Healthcare Reform.  A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”).  We expect additional rules, regulations and interpretations under the Healthcare Reform Law that may materially affect our operators’ financial condition and operations.  For example, although the U.S. Supreme Court has upheld the Healthcare Reform Law (other than the requirement that states expand Medicaid beginning in 2014), the Healthcare Reform Law and the implementation thereof continue to receive challenge and scrutiny from Congress, state attorneys general and legislators, and private individuals and organizations.  In addition, certain measures recently taken under the authority of, or in connection with, the Healthcare Reform Law may lead to additional modification and/or clarification in the future, including the following:

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

●         The Healthcare Reform Law requires private health insurers that sell policies to individuals and small businesses to provide, starting in 2014, a set of “essential health benefits” in ten categories, including prescription drugs, rehabilitative and habilitative services, and chronic disease management.  As required under the law, each state has defined the essential health benefits required in that state.

●         The Healthcare Reform Law requires SNFs to implement a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care.  The Department of Health and Human Services (“HHS”) has not yet issued the proposed regulations to implement this law that were due in March 2012.

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

On April 1, 2014, President Obama signed the “Protecting Access to Medicare Act of 2014” which calls for HHS to develop a value based purchasing program for SNFs aimed at lowering readmission rates.  Beginning in 2018, 2% of SNFs’ Medicare payments could be withheld and about 70% of those dollars would be distributed to SNFs with reduced hospital readmissions.

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

However, on June 28, 2012, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs.  Approximately half of the states have expanded or are expanding in 2014 Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions. HHS has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents.  Iowa and Michigan have also secured waivers, and three other states have pending waivers for alternative Medicaid expansion plans.

Medicare.  The Center for Medicaid and Medicare Services (“CMS”) estimates that aggregate Medicare payments to SNFs will increase by $470 million, or 1.3%, for the federal fiscal year that began October 1, 2013 relative to payments in the prior federal fiscal year.  This estimated increase is attributable to a 2.3% market basket increase, reduced by a 0.5% forecast error correction and further reduced by the 0.5% productivity adjustment required by law.

Provisions contained in the American Taxpayer Relief Act (“ATRA”) of 2012, known colloquially as the fiscal cliff deal, are designed to reduce Medicare payments to SNFs by an estimated $600 million during 2012 to 2022.  It also reduces payments for multiple procedures or therapies provided on the same day, which will result in approximately $1.8 billion savings to Medicare over the next 10 years, which will impact SNFs as well.  Under ATRA, sequestration cuts impacting domestic and defense spending became effective March 1, 2013.  Although Medicaid is exempted from the sequestration cuts, they included a 2% cut in payments to Medicare providers and suppliers, which amounted to an estimated $11.3 billion in cuts in federal fiscal year 2013. The Bipartisan Budget Act of 2013 provides for $63 billion in sequestration relief in federal fiscal years 2014 and 2015 which will be split evenly between defense and nondefense programs.  It is unknown how Medicare will be impacted.

The “Protecting Access to Medicare Act of 2014” also extended the Medicare therapy cap exceptions process through March 31, 2015. The statutory Medicare Part B outpatient cap for occupational therapy is $1,920 for 2014, and the combined cap for physical therapy and speech therapy is also $1,920 for 2014.  These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B.  The exception process permits medically necessary therapy services beyond the cap limits. Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

Office of the Inspector General Activities.  The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2014, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  Reviews of Medicare Part A and Part B payments and services for SNFs will focus on the following:  (1) Medicare Part A billing; (2) billing patterns for Part B services; (3) state agency verification of deficiency corrections; (4) background checks for employees; and (5) hospitalization of residents for manageable and preventable conditions. The OIG will also continue its efforts in addressing fraud and abuse.  While we cannot predict the results of the OIG’s activities, the projects could result in further scrutiny and/or oversight of nursing homes.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act, and the corresponding regulations promulgated thereunder (“HIPAA”).  On January 25, 2013, the Office for Civil Rights issued a final rule modifying HIPAA to increase the requirements on our operators.  Some of the new requirements include, among other things: making business associates subject to the HIPAA Privacy and Security Rules which will require new business associate agreements; changes in determining whether a breach of unsecured protected health information occurred; new requirements for the Notice of Privacy Practices; and decreasing the time to disclose protected health information and requiring disclosures to be electronic under certain conditions.  HHS has been conducting audits of covered entities to evaluate compliance with HIPAA, and has announced that in 2014 it will continue its audit program which will also include business associates and will focus on security risk assessments.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2013.  Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements.  We have described our most critical accounting policies in our 2013 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal.  The new guidance eliminates these criteria.

The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation.  The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year.  Early adoption is permitted, and calendar year-end companies may early adopt the guidance in the first quarter of 2014, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue.  We have chosen to adopt the guidance effective January 1, 2014 and determined that the adoption had no impact on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended March 31, 2014 and 2013

Operating Revenues

Our operating revenues for the three months ended March 31, 2014, totaled $121.0 million, an increase of $19.2 million over the same period in 2013.  The $19.2 million increase was primarily the result of: (i) approximately $14.1 million of direct financing lease revenue associated with a direct financing lease agreement we entered into with the Ark Holding Company, Inc. (“Ark Holding”) in November 2013, (ii) $2.0 million increase in mortgage interest income due to the new mortgage we entered with Guardian in the first quarter of 2014 and (iii) additional $2.8 million rental income associated with acquisitions and lease amendments made throughout 2013 and 2014.

Operating Expenses

Operating expenses for the three months ended March 31, 2014, totaled $38.0 million, an increase of approximately $0.7 million over the same period in 2013.  The increase was primarily due to an increase of $1.3 million in general and administrative expense offset by $0.5 million of reduced depreciation and amortization expense.  The increase in general and administrative expense included an increase of approximately $0.8 million of additional stock based compensation expense related to the new incentive stock plan.  The decrease in depreciation expense is the result of shorter lived assets acquired over the past few years that are now fully depreciated.

Other Income (Expense)

For the three months ended March 31, 2014, total other expenses were $30.0 million, an increase of approximately $3.7 million over the same period in 2013.  The increase was primarily the result of an increase of approximately $1.4 million in interest expense due to an increase in borrowings outstanding and write-off of approximately $2.0 million in deferred financing costs associated with the termination of the 2013 term loan facility.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2014, was $84.4 million, compared to $70.1 million, for the same period in 2013.

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

The following table presents our FFO results for the three- months periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)

Net income available to common stockholders	$55,829	$38,120
Deduct gain from real estate dispositions	(2,883)	—
Sub-total	52,946	38,120
Elimination of non-cash items included in net income:
Depreciation and amortization	31,444	31,959
Funds from operations available to common stockholders	$84,390	$70,079

Portfolio and Recent Developments

$113 Million of New Investment

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator of Omega.  The loan is secured by 7 SNFs and 2 ALFs totaling 784 operating beds located in Pennsylvania (7) and Ohio (2).  The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator.  The loan bears an initial annual interest rate of 9.5% and matures in January 2024.

$4.7 Million of New Investment

On January 30, 2014, we acquired an ALF in Arizona from an unrelated third party for approximately $4.7 million. The operations of the 90 bed facility were transitioned to an existing operator of Omega.

Assets Sold

In first quarter of 2014, we sold one SNF in Louisiana for approximately $1.0 million, resulting in a $0.8 million gain.  We also sold two closed held-for-sale SNFs for total cash proceeds of $2.6 million, generating approximately a $2.1 million gain.

Assets Held for Sale

At March 31, 2014, we had one SNF and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $0.8 million.

Liquidity and Capital Resources

At March 31, 2014, we had total assets of $3.6 billion, stockholders’ equity of $1.4 billion and debt of $2.1 billion, representing approximately 60.7% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2013 and March 31, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Agreements

We have a $700 million unsecured credit facility that we entered into on December 6, 2012, comprised of a $500 million unsecured revolving credit facility  (the “2012 Revolving Credit Facility”) and a $200 million unsecured term loan (the “2012 Term Loan Facility” and, together with the 2012 Revolving Credit Facility, collectively, the “2012 Credit Facilities”).

The 2012 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity thereunder by a combined $300 million, to a total of $1 billion. Subject to market conditions, we may consider increasing the aggregate amount available under our credit facilities.

At March 31, 2014, we had no outstanding amount under the 2012 Revolving Credit Facility, and no letters of credit outstanding, leaving availability of $500 million. The 2012 Revolving Credit Facility matures on December 6, 2016, with an option by us to extend the maturity one additional year.  The 2012 Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 190 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 30 basis points, with a range of 15 to 45 basis points).

At March 31, 2014, the full $200 million was outstanding under the 2012 Term Loan Facility.  The 2012 Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  The 2012 Term Loan Facility matures on December 6, 2017.

$200 Million Term Loan

On December 27, 2013, we entered into a new $200 million senior unsecured, deferred draw, term loan facility (the “2013 Term Loan Facility”) that was scheduled to mature on February 29, 2016.

The 2013 Term Loan Facility was priced at LIBOR plus an applicable percentage (beginning at 175 basis points, with a range of 110 to 230 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.

In January 2014, we drew all $200 million under the 2013 Term Loan Facility and used the proceeds to (i) fund a new mortgage investment and (ii) repay outstanding borrowings under the 2012 Revolving Credit Facility.  In March 2014, we paid off and terminated the 2013 Term Loan Facility with proceeds from the sale of our 4.95% Senior Notes due 2024 (see below).  In addition, we recorded a non-cash charge of approximately $2.0 million relating to the write-off of deferred financing costs associated with the termination of the 2013 Term Loan Facility.

$400 Million Senior Notes

On March 6, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024.  These notes were sold at an issue price of 98.580% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million.  We used the net proceeds of the offering to repay in full our $200 million 2013 Term Loan Facility and a portion of our indebtedness outstanding under our 2012 Revolving Credit Facility.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).

For the three-month period ended March 31, 2014, we issued approximately 0.9 million shares under the 2013 Equity Shelf Program, at an average price of $32.94 per share, generating gross proceeds of approximately $28.5 million, before $0.6 million of commissions.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2014, approximately 1.0 million shares of our common stock at an average price of $31.77 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $31.5 million.

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

For the three- months ended March 31, 2014, we paid total dividends of $61.7 million.

On April 18, 2014, the Board of Directors declared a common stock dividend of $0.50 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter.  The common dividends are to be paid May 15, 2014 to common stockholders of record on April 30, 2014.

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

Cash and cash equivalents totaled $20.4 million as of March 31, 2014, an increase of $17.8 million as compared to the balance at December 31, 2013.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $78.1 million of net cash flow for the three months ended March 31, 2014, as compared to $57.6 million for the same period in 2013, an increase of $20.5 million.  The increase was primarily due to the additional cash flow generated from new investments, including the facilities acquired and leased throughout 2013 and first quarter of 2014 as well as the new investments in mortgage financing.

Investing Activities – Net cash flow from investing activities was an outflow of $120.4 million for the three months ended March 31, 2014, as compared to an outflow of $11.5 million for the same period in 2013.  The $108.9 million increase in cash outflow from investing activities relates primarily to the $112.5 million mortgage investment with an existing operator during the first quarter of 2014.

During the three months ended March 31, 2014, we acquired one facility for $4.7 million and placed $113.1 million of investment in mortgage loans compared to $2.0 million of mortgage placement for the same period in 2013.  In addition, we had a net cash outflow of $3.0 million from other investments compared to $1.2 million cash outflow for the same period in 2013.  Offsetting the increases of the cash outflow were: (i) net proceeds of $3.6 million for the sale of real estate in the first quarter of 2014 and (ii) a decrease of $5.0 million in our capital renovation program investment compared to the same period of 2013.

Financing Activities – Net cash flow from financing activities was an inflow of $60.1 million for the three months ended March 31, 2014 as compared to an outflow of $22.2 million for the same period in 2013.  The $82.3 million change in financing activities was primarily a result of: (i) a net payment of $326.0 million on the 2012 Credit Facility during the first quarter of 2014 compared to a $58.0 million of net payment for the same period in 2013; (ii) a $535.0 million change in proceeds of long term borrowings including (a) cash proceeds of $394 million from our 4.95% Senior Notes due 2024 issued in March 2014; (b) net proceeds of $200 million on the 2013 Term Loan Facility in the first quarter of 2014, as compared to (c) $59.4 million proceeds from HUD debt refinancing during the first quarter of 2013; (iii) a $141.2 million change in payments of long term borrowings primarily due to early extinguishment of $200 million 2013 Term Loan Facility during the first quarter of 2014 as compared to a $60 million HUD mortgage payoff including routine HUD debt principal payments for the same period in 2013; (iv) a decrease in net proceeds of $23.6 million from our common stock issued through our Equity Shelf Program during the first quarter of 2014 compared to the same period in 2013; (v) an increase in dividend payments of $11.1 million related to an increase in number of shares outstanding and an increase of $0.04 per share in the common dividends; (vi) a decrease in net proceeds of $4.8 million from our dividend reinvestment plan during the first quarter of 2014 compared to the same period in 2013 and (vii) an increase in net payment of $3.3 million in refinancing costs primarily associated with early extinguishment of the 2013 Term Loan Facility in March 2014.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our annual report on Form 10-K for the year ended December 31, 2013.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 11 – Litigation to the Consolidated Financial Statements in Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2013, with the Securities and Exchange Commission on February 11, 2014, which sets forth our risk factors in Item 1A therein.  We have not experienced any material changes from the risk factors previously described therein.

Item 6–Exhibits

Exhibit No.
4.1
Indenture, dated as of March 11, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 4.95% Senior Notes due 2024, including the Form of 4.95% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2014).

4.2
Registration Rights Agreement, dated as of March 11, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers, relating to the 4.95% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: May 7, 2014	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: May 7, 2014	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

