Form 10-Q
period 2014-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2014-08-06
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes   ☐                                              No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2014.

Common Stock, $.10 par value	127,238,627
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$3,124,909	$3,099,547
Less accumulated depreciation	(768,276)	(707,410)
Real estate properties – net	2,356,633	2,392,137
Investment in direct financing leases	534,209	529,445
Mortgage notes receivable – net	652,336	241,515
	3,543,178	3,163,097
Other investments – net	56,112	53,054
	3,599,290	3,216,151
Assets held for sale – net	820	1,356
Total investments	3,600,110	3,217,507

Cash and cash equivalents	28,689	2,616
Restricted cash	34,781	31,759
Accounts receivable – net	153,745	147,504
Other assets	72,034	62,830
Total assets	$3,889,359	$3,462,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$270,000	$326,000
Term loan	200,000	200,000
Secured borrowings	295,490	298,531
Unsecured borrowings – net	1,594,123	1,199,887
Accrued expenses and other liabilities	145,951	137,695
Total liabilities	2,505,564	2,162,113

Stockholders’ equity:
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 126,713 shares as of June 30, 2014 and 123,530 as of December 31, 2013	12,671	12,353
Common stock – additional paid-in capital	2,104,430	1,998,169
Cumulative net earnings	1,029,295	926,649
Cumulative dividends paid	(1,762,601)	(1,637,068)
Total stockholders’ equity	1,383,795	1,300,103
Total liabilities and stockholders’ equity	$3,889,359	$3,462,216

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Rental income	$96,242	$93,069	$192,160	$186,178
Income from direct financing leases	14,146	-	28,230	-
Mortgage interest income	9,923	7,435	19,249	14,781
Other investment income – net	1,489	2,011	3,162	3,317
Total operating revenues	121,800	102,515	242,801	204,276

Expenses
Depreciation and amortization	31,301	32,225	62,745	64,184
General and administrative	6,297	5,483	12,794	10,680
Acquisition costs	45	9	140	143
Impairment loss on real estate properties	1,558	-	1,558	-
Provisions for uncollectible mortgages, notes and accounts receivable	2,761	65	2,745	65
Total operating expenses	41,962	37,782	79,982	75,072

Income before other income and expense	79,838	64,733	162,819	129,204
Other income (expense)
Interest income	17	14	25	17
Interest expense	(29,447)	(24,952)	(56,528)	(50,624)
Interest – amortization of deferred financing costs	(946)	(698)	(1,868)	(1,380)
Interest – refinancing (costs) gain	(2,645)	11,112	(4,685)	11,112
Total other expense	(33,021)	(14,524)	(63,056)	(40,875)

Income before gain (loss) on assets sold	46,817	50,209	99,763	88,329
(Loss) gain on assets sold – net	-	(1,151)	2,883	(1,151)
Net income available to common stockholders	$46,817	$49,058	$102,646	$87,178

Income per common share available to common shareholders:
Basic:
Net income	$0.37	$0.42	$0.82	$0.76
Diluted:
Net income	$0.37	$0.42	$0.81	$0.76

Dividends declared and paid per common share	$0.50	$0.46	$0.99	$0.91

Weighted-average shares outstanding, basic	126,474	116,199	125,467	114,491
Weighted-average shares outstanding, diluted	127,436	117,022	126,130	115,273

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)
	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2013 (123,530 common shares)	$12,353	$1,998,169	$926,649	$(1,637,068)	$1,300,103
Grant of restricted stock to company directors (12 shares at $35.79 per share)	1	(1)	—	—	—
Amortization of restricted stock	—	4,466	—	—	4,466
Vesting of restricted stock to company executives, net of tax withholdings (53 shares)	5	(948)	—	—	(943)
Dividend reinvestment plan (1,399 shares at $32.76 per share)	140	45,664	—	—	45,804
Grant of stock as payment of directors fees (3 shares at an average of $33.58 per share)	—	100	—	—	100
Equity Shelf Program (1,716 shares at $34.06 per share, net of issuance costs)	172	56,980	—	—	57,152
Net income	—	—	102,646	—	102,646
Common dividends ($0.99 per share)	—	—	—	(125,533)	(125,533)
Balance at June 30, 2014 (126,713 common shares)	$12,671	$2,104,430	$1,029,295	$(1,762,601)	$1,383,795

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Six months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$102,646	$87,178
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,745	64,184
Provision for impairment on real estate properties	1,558	—
Provision for uncollectible mortgages, notes and accounts receivable	2,745	65
Amortization of deferred financing and debt extinguishment costs/(gain)	6,553	(9,732)
Accretion of direct financing leases	(4,764)	—
Restricted stock amortization expense	4,548	2,924
(Gain)/loss on assets sold – net	(2,883)	1,151
Amortization of acquired in-place leases - net	(2,571)	(2,503)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	912	147
Straight-line rent receivables	(10,701)	(13,702)
Lease inducements	1,362	1,685
Effective yield receivable on mortgage notes	(584)	(1,074)
Other operating assets and liabilities	5,189	(8,995)
Net cash provided by operating activities	166,755	121,328
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(22,000)	—
Placement of mortgage loans	(528,343)	(2,869)
Proceeds from sale of real estate investments	3,924	2,288
Capital improvements to real estate investments	(8,362)	(17,307)
Proceeds from other investments	2,345	2,942
Investments in other investments	(5,379)	(30,248)
Collection of mortgage principal	117,522	237
Net cash used in investing activities	(440,293)	(44,957)
Cash flows from financing activities
Proceeds from credit facility borrowings	590,000	201,000
Payments on credit facility borrowings	(646,000)	(254,000)
Receipts of other long-term borrowings	594,320	59,355
Payments of other long-term borrowings	(202,490)	(112,208)
Payments of financing related costs	(12,740)	(1,032)
Receipts from dividend reinvestment plan	45,804	41,588
Payments for exercised options and restricted stock – net	(943)	—
Net proceeds from issuance of common stock	57,152	98,264
Dividends paid	(125,492)	(104,010)
Net cash provided by (used in) financing activities	299,611	(71,043)

Increase in cash and cash equivalents	26,073	5,328
Cash and cash equivalents at beginning of period	2,616	1,711
Cash and cash equivalents at end of period	$28,689	$7,039
Interest paid during the period, net of amounts capitalized	$50,378	$51,397

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2014

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

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08).  ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2017 and are assessing whether the new standard will have a material effect on our financial position or results of operations.

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

A summary of our net receivables by type is as follows:

	June 30, 2014	December 31, 2013
	(in thousands)

Contractual receivables	$1,984	$2,941
Effective yield interest receivables	3,938	5,333
Straight-line receivables	133,397	123,486
Lease inducements	14,866	16,228
Allowance	(440)	(484)
Accounts receivable – net	$153,745	$147,504

During the second quarter of 2014, we wrote-off (i) $0.8 million of straight-line rent receivables associated with a lease amendment to an existing operator for two facilities that were transitioned to a new operator and (ii) $2.0 million of effective yield interest receivables associated with the termination of our mortgage note that was due November 2021.  See Note 2 – Properties and Investments for additional information related to the early termination of the November 2021 mortgage note.

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

Leased Property

Our leased real estate properties, represented by 422 SNFs, 18 assisted living facilities (“ALFs”) and 11 specialty facilities at June 30, 2014, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

$17.3 Million of New Investments

On June 27, 2014, we purchased two SNFs from an unrelated third party for approximately $17.3 million and leased them to an existing operator of Omega.  The SNFs, located in Georgia and South Carolina, totaling 213 beds, were combined into a 12 year master lease with an initial cash yield of 9.5%.

The master lease allows for the purchase of a third facility located in South Carolina.  We expect to purchase the third facility during the third quarter of 2014 and add it to the master lease.  The combined purchase price, including the third facility, will be $34.6 million.

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

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts, unaudited)

Revenues	$122,272	$103,892	$243,832	$207,030
Net income available to common stockholders	$46,952	$49,566	$102,977	$88,194

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.37	$0.42	$0.81	$0.76
Net income available to common stockholders – pro forma	$0.37	$0.42	$0.82	$0.77

Assets Sold or Assets Held for Sale

Assets Sold and Closures

For the three-month period ended June 30, 2014, we sold a parcel of undeveloped land in Texas to a third party for approximately $0.3 million.  We also closed a 75 bed developmentally disability facility in Indiana and recorded a $1.6 million impairment charge to reduce the carrying value of the facility to its estimated fair value based upon estimated future cash flows.

In the first quarter of 2014, we sold one SNF in Louisiana for approximately $1.0 million, resulting in a $0.8 million gain.  We also sold two closed held-for-sale SNFs for total cash proceeds of $2.6 million, generating approximately a $2.1 million gain.

Assets Held for Sale

At June 30, 2014, we had one SNF and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $0.8 million.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 14 fixed-rate mortgages on 54 SNFs and two ALFs.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in six states, which are operated by six independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.  As of June 30, 2014, none of our mortgages were in default or in foreclosure proceedings.  Where appropriate, the mortgaged properties are generally cross-collateralized with the master lease agreement with the same operator.

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

$415 Million of New Investment in Q2 2014

On June 30, 2014, we entered into an agreement to refinance/consolidate $117 million in existing mortgages on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities.  The new $415 million mortgage is secured by 31 facilities totaling 3,430 licensed beds all located in the state of Michigan.  The new loan bears an initial annual cash interest rate of 9.0% and increases by 0.225% per year (e.g., beginning in year 2 the interest rate will be 9.225%, in year 3 the rate will be 9.45%, etc.).

One of the existing mortgages that was refinanced/consolidated into the new $415 million mortgage included annual interest rate escalators and required the mortgagee to pay a prepayment penalty in the event the mortgage was retired early which resulted in us recording an effective yield interest receivable.  In connection with the refinancing/consolidating transaction which was entered into at market terms, the old mortgage was considered to be retired early since the modifications made to the terms of the mortgage are more than minor.  As of the date of the refinancing/consolidation transaction, the effective yield interest receivable was approximately $2.0 million.  We forgave the prepayment penalty associated with the retired mortgage and recorded a $2.0 million provision to write-off the effective yield interest receivable related to the retired mortgage.

$113 Million of New Investment in Q1 2014

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator of Omega.  The loan is secured by 7 SNFs and 2 ALFs totaling 784 operating beds located in Pennsylvania (7) and Ohio (2).  The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator.  The loan bears an initial annual cash interest rate of 9.5% and matures in January 2024.

NOTE 3 – DIRECT FINANCING LEASES

The components of investment in direct financing leases consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Minimum lease payments receivable	$4,267,567	$4,291,067
Estimated residual values	—	—
Less unearned income	(3,733,358)	(3,761,622)
Investment in direct financing leases	$534,209	$529,445

Properties subject to direct financing leases	56	56

On November 27, 2013, we closed on an aggregate $529 million purchase/leaseback transaction in connection with the acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings Inc.  At closing, we acquired 55 SNFs and 1 ALF operated by Ark Holding now known as New Ark Investment Inc. (“New Ark”), and leased the facilities back to Ark Holding, now known as New Ark Investment Inc. (“New Ark”), pursuant to four 50-year master leases, with rental payments yielding 10.6% per annum over the term of the leases.  The purchase/leaseback transaction is being accounted for as a direct financing lease.

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

The 56 facilities represent 5,623 licensed beds located in 12 states, predominantly in the southeastern United States. The 56 facilities are separated by region and divided amongst four cross-defaulted master leases.  The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility).  As of June 30, 2014, the following minimum rents are due under our direct financing lease for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$47,000	$47,000	$47,224	$48,074	$49,276

NOTE 4 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)

Other investment note due 2015	$2,218	$2,318
Other investment notes due 2021 - 2023	13,803	13,427
Other investment note due 2014	-	62
$31.5 million other investment note due 2017	25,500	23,750
$2.5 million other investment note due 2014	1,640	546
$6.0 million other investment note due 2013	5,439	5,439
$1.3 million other investment note due 2017	1,300	1,300
$1.5 million other investment note due 2014	1,456	1,456
Notes receivable, gross(1)	51,356	48,298
Allowance for loss on notes receivable	(1,977)	(1,977)
Notes receivable, net	49,379	46,321

Other	2,400	2,400
Marketable securities	4,333	4,333
Total other investments	$56,112	$53,054
(1)      The majority of these notes bear interest at approximately 10% annually.

$31.5 Million Other Investment Note due 2017

In February 2014, we amended our five year 10.0% term loan agreement with an existing operator allowing for an additional draw of $3.5 million at a 10.5% interest rate.  The loan matures in January 2017.

NOTE 5 – CONCENTRATION OF RISK

As of June 30, 2014, our portfolio of real estate investments consisted of 564 healthcare facilities, located in 38 states and operated by 49 third-party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $4.3 billion at June 30, 2014, with approximately 99% of our real estate investments related to long-term care facilities.  Our portfolio is made up of 477 SNFs, 19 ALFs, 11 specialty facilities, fixed rate mortgages on 54 SNFs and two ALFs, and one SNF that is closed/held-for-sale.  At June 30, 2014, we also held miscellaneous investments of approximately $56.1 million, consisting primarily of secured loans to third-party operators of our facilities.

At June 30, 2014, we had investments with one operator and/or manager that exceeded 10% of our total investments: New Ark (13%).  The three states in which we had our highest concentration of investments were Florida (14%), Michigan (11%) and Ohio (9%) at June 30, 2014.

For the three-month period ended June 30, 2014, our revenues from operations totaled $121.8 million, of which approximately $14.2 million were from New Ark (12%) and $13.8 million were from Genesis HealthCare (“Genesis”) (11%).  No other operator generated more than 10% of our revenues from operations for the three-month period ended June 30, 2014.

For the six-month period ended June 30, 2014, our revenues from operations totaled $242.8 million, of which approximately $28.3 million were from New Ark (12%) and $27.6 million were from Genesis (11%).  No other operator generated more than 10% of our revenues from operations for the six-month period ended June 30, 2014.

NOTE 6 – DIVIDENDS

On July 15, 2014, the Board of Directors declared a common stock dividend of $0.51 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter.  The common dividends are to be paid August 15, 2014 to common stockholders of record on July 31, 2014.

On April 18, 2014, the Board of Directors declared a common stock dividend of $0.50 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid May 15, 2014 to common stockholders of record on April 30, 2014.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”).  Currently, we have one TRS that is taxable as a corporation and pays federal, state and local income tax on its net income at the applicable corporate rates.  As of June 30, 2014, the TRS had a net operating loss carry-forward of $1.0 million.  The loss carry-forward is fully reserved with a valuation allowance as of June 30, 2014.

NOTE 8 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- and six-month periods ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Stock-based compensation expense	$2,285	$1,472	$4,548	$2,924

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

PRSUs (for Performance Periods 2011 through 2013)

In January 2011, we awarded PRSUs to six employees, including: (i) 279,552 multi-year absolute TSR PRSUs and (ii) 93,183 multi-year relative TSR PRSUs.  On January 1, 2013, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2013 (“2013 Annual TSR PRSUs”).

2013 Annual TSR PRSUs

The TSR goal for the 2013 Annual TSR PRSUs was achieved at the high level and 124,244 shares vested and were distributed to the employees in January 2014.

Multi-year TSR PRSUs (for the 2011- 2013 Performance Period)

The number of shares earned under the multi-year TSR PRSUs depended generally on the level of achievement of TSR for the three years ending December 31, 2013.  In January 2014, the board of directors reviewed the performance and determined the performance targets were met at the high level.  The multi-year TSR PRSUs vest 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

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

2016 Relative TSR PRSUs

The number of shares earned under the 2016 Relative TSR PRSUs depends generally on the level of achievement of Omega’s TSR relative to MSCI U.S. REIT Index for the period beginning January 1, 2014 and ending December 31, 2016.  The 2016 Relative TSR PRSUs vest quarterly in 2017 in equal increments, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The following table summarizes our total unrecognized compensation cost as of June 30, 2014 associated with outstanding restricted stock, restricted stock units and PRSU awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Multi-year TSR PRSUs	2011	279,550	$11.06	$3.1	44	$-
Multi-year Relative TSR PRSUs	2011	93,183	12.26	1.1	44	-
Restricted stock units	2013	213,741	29.80	6.4	36	5.3
2014 Transition TSR PRSUs	2013	77,371	8.27	0.6	12	0.3
2015 Transition TSR PRSUs	2013	77,369	7.48	0.6	24	0.4
2016 Transition TSR PRSUs	2013	115,785	8.67	1.0	36	0.8
2014 Transition Relative TSR PRSUs	2013	77,371	11.68	0.9	12	0.5
2015 Transition Relative TSR PRSUs	2013	77,368	13.06	1.0	24	0.8
2016 Transition Relative TSR PRSUs	2013	115,781	14.25	1.7	36	1.4
Restricted stock units	2014	122,137	29.80	3.6	36	3.0
2016 TSR PRSUs	2014	154,584	8.67	1.4	48	1.2
2016 Relative TSR PRSUs	2014	154,584	14.25	2.2	48	1.9
Total		1,558,824	$15.12	$23.6		$15.6

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees.

Director Restricted Stock Grants

As of June 30, 2014, we had 45,303 shares of restricted stock outstanding to directors.  The directors’ restricted shares are scheduled to vest over the next three years.  As of June 30, 2014, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.8 million.

NOTE 9 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	June 30,	December 31,
	Maturity	Rate	2014	2013
			(in thousands)
Secured borrowings:
HUD mortgages assumed June 2010 (1)	2040 - 2045	4.85%	$127,490	$128,641
HUD mortgages assumed October 2011 (1)	2036 - 2040	4.87%	30,712	31,145
HUD mortgages assumed December 2011(1)	2044	3.06%	58,008	58,592
HUD mortgages assumed December 2012(1)	2031 - 2045	5.50%	79,280	80,153
Total secured borrowings			295,490	298,531

Unsecured borrowings:
Revolving line of credit	2018	1.65%	$270,000	$326,000
Term loan	2019	1.65%	200,000	200,000
			470,000	526,000

2020 notes	2020	7.50%	200,000	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	—
Subordinated debt	2021	9.00%	20,818	20,892
			1,595,818	1,195,892
(Discount) premium - net			(1,695)	3,995
Total unsecured borrowings			2,064,123	1,725,887
Totals – net			$2,359,613	$2,024,418

(1)	Reflects the weighted average annual contractual interest rate on the mortgages.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2013 and June 30, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Agreements

On June 27, 2014, we entered into a new $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” and, collectively, the “2014 Credit Facilities”).

The 2014 Credit Facilities replace our previous $700 million senior unsecured credit facility (the “2012 Credit Facilities”).  The 2014 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity by $550 million, for maximum aggregate commitments of up to $1.75 billion.

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points).  The Revolving Credit Facility will be used for acquisitions and general corporate purposes.  At June 30, 2014, we had $270 million in borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  At June 30, 2014, we had $200 million in borrowings outstanding under the Term Loan Facility.  The Term Loan Facility matures on June 27, 2019.

For the three month period ended June 30, 2014, we recorded a non-cash charge of approximately $2.6 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2012 Credit Facilities.

Repayment of $200 Million Term Loan

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

Issuance of $400 Million of Senior Notes

On March 6, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024.  These notes were sold at an issue price of 98.58% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million.  We used the net proceeds of the offering to repay in full our $200 million 2013 Term Loan Facility, and a portion of our indebtedness outstanding under our 2012 Revolving Credit Facility.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).

For the three-month period ended June 30, 2014, we issued approximately 0.9 million shares under the 2013 Equity Shelf Program, at an average price of $35.18 per share, generating gross proceeds of approximately $30.0 million, before $0.6 million of commissions.  For the six-month period ended June 30, 2014, we issued approximately 1.7 million shares under the 2013 Equity Shelf Program, at an average price of $34.06 per share, generating gross proceeds of approximately $58.5 million, before $1.2 million of commissions.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended June 30, 2014, approximately 0.4 million shares of our common stock at an average price of $35.17 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $14.3 million.  For the six-month period ended June 30, 2014, approximately 1.4 million shares of our common stock at an average price of $32.76 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $45.8 million.

NOTE 10 – FINANCIAL INSTRUMENTS

At June 30, 2014 and December 31, 2013, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$28,689	$28,689	$2,616	$2,616
Restricted cash	34,781	34,781	31,759	31,759
Investment in direct financing leases	534,209	534,209	529,445	529,445
Mortgage notes receivable – net	652,336	685,768	241,515	240,482
Other investments – net	56,112	58,359	53,054	50,124
Totals	$1,306,127	$1,341,806	$858,389	$854,426
Liabilities:
Revolving line of credit	$270,000	$270,000	$326,000	$326,000
Term loan	200,000	200,000	200,000	200,000
7.50% notes due 2020 – net	198,063	269,194	197,890	256,852
6.75% notes due 2022 – net	580,757	771,716	581,105	735,687
5.875% notes due 2024 – net	400,000	449,489	400,000	411,266
4.95% notes due 2024 – net	394,485	406,941	—	—
HUD debt	295,490	315,812	298,531	287,718
Subordinated debt	20,818	29,790	20,892	28,849
Totals	$2,359,613	$2,712,942	$2,024,418	$2,246,372

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

●
Mortgage notes receivable:  The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

●
Direct financing leases:  The fair value of the direct financing receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

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

19

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income	$46,817	$49,058	$102,646	$87,178
Numerator for net income available to common per share - basic and diluted	$46,817	$49,058	$102,646	$87,178

Denominator:
Denominator for basic earnings per share	126,474	116,199	125,467	114,491
Effect of dilutive securities:
Common stock equivalents	962	823	663	782
Denominator for diluted earnings per share	127,436	117,022	126,130	115,273

Earnings per share – basic:
Net income – basic	$0.37	$0.42	$0.82	$0.76
Earnings per share – diluted:
Net income – diluted	$0.37	$0.42	$0.81	$0.76

NOTE 13 – CONSOLIDATING FINANCIAL STATEMENTS

As of June 30, 2014, we had outstanding (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022, (iii) $400 million 5.875% Senior Notes due 2024 and (iv) $400 million 4.95% Senior Notes due 2024, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors.  All of our subsidiaries that guarantee the Senior Notes also guarantee the 2014 Credit Facilities.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes or the 2014 Credit Facilities.

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

For the three months ended June 30, 2014 and 2013, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense and rent recorded on straight-line basis.  On March 26, 2013, the non-guarantor subsidiaries refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million. The refinanced amount included $58.7 million related to retiring the old HUD debt and $0.7 million of closing costs that were added to the new (refinanced) HUD debt.

For the three months ended June 30, 2014 and 2013, the non-guarantor subsidiaries did not engage in investing or financing activities other than the principal payment of $2.5 million and $2.2 million, respectively for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the subsidiary guarantors of our outstanding Senior Notes and 2014 Credit Facilities, and all of our non-guarantor subsidiaries, are 100% owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes.  The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	June 30, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,666,999	$457,910	$-	$3,124,909
Less accumulated depreciation	(704,409)	(63,867)	-	(768,276)
Real estate properties – net	1,962,590	394,043	-	2,356,633
Investment in direct financing leases	534,209	-	-	534,209
Mortgage notes receivable – net	652,336	-	-	652,336
	3,149,135	394,043	-	3,543,178
Other investments – net	56,112	-	-	56,112
	3,205,247	394,043	-	3,599,290
Assets held for sale – net	820	-	-	820
Total investments	3,206,067	394,043	-	3,600,110

Cash and cash equivalents	28,689	-	-	28,689
Restricted cash	7,003	27,778	-	34,781
Accounts receivable – net	145,315	8,430	-	153,745
Investment in affiliates	107,426	-	(107,426)	-
Other assets	43,884	28,150	-	72,034
Total assets	$3,538,384	$458,401	$(107,426)	$3,889,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$270,000	$-	$-	$270,000
Term loan	200,000	-	-	200,000
Secured borrowings	-	295,490	-	295,490
Unsecured borrowings – net	1,573,305	20,818	-	1,594,123
Accrued expenses and other liabilities	111,284	34,667	-	145,951
Intercompany payable	-	74,665	(74,665)	-
Total liabilities	2,154,589	425,640	(74,665)	2,505,564

Stockholders’ equity:
Common stock	12,671	-	-	12,671
Common stock – additional paid-in capital	2,104,430	-	-	2,104,430
Cumulative net earnings	1,029,295	32,761	(32,761)	1,029,295
Cumulative dividends paid	(1,762,601)	-	-	(1,762,601)
Total stockholders’ equity	1,383,795	32,761	(32,761)	1,383,795
Total liabilities and stockholders’ equity	$3,538,384	$458,401	(107,426)	$3,889,359

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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$83,690	$12,552	$-	$96,242	$167,056	$25,104	$-	$192,160
Income from direct financing leases	14,146	-	-	14,146	28,230	-	-	28,230
Mortgage interest income	9,923	-	-	9,923	19,249	-	-	19,249
Other investment income – net	1,489	-	-	1,489	3,162	-	-	3,162
Total operating revenues	109,248	12,552	-	121,800	217,697	25,104	-	242,801

Expenses
Depreciation and amortization	26,148	5,153	-	31,301	52,430	10,315	-	62,745
General and administrative	6,198	99	-	6,297	12,604	190	-	12,794
Acquisition costs	45	-	-	45	140	-	-	140
Provision for impairment on real estate properties	1,558	-	-	1,558	1,558	-	-	1,558
Provision for uncollectible mortgages, notes and accounts receivable	2,761	-	-	2,761	2,745	-	-	2,745
Total operating expenses	36,710	5,252	-	41,962	69,477	10,505	-	79,982

Income before other income and expense	72,538	7,300	-	79,838	148,220	14,599	-	162,819
Other income (expense):
Interest income	9	8	-	17	10	15	-	25
Interest expense	(25,716)	(3,731)	-	(29,447)	(49,044)	(7,484)	-	(56,528)
Interest – amortization of deferred financing costs	(940)	(6)	-	(946)	(1,857)	(11)	-	(1,868)
Interest – refinancing costs	(2,645)	-	-	(2,645)	(4,685)	-	-	(4,685)
Equity in earnings	3,571	-	(3,571)	-	7,119	-	(7,119)	-
Total other expense	(25,721)	(3,729)	(3,571)	(33,021)	(48,457)	(7,480)	(7,119)	(63,056)

Income before gain on assets sold	46,817	3,571	(3,571)	46,817	99,763	7,119	(7,119)	99,763
Gain on assets sold – net	-	-	-	-	2,883	-	-	2,883
Net income available to common stockholders	$46,817	$3,571	$(3,571)	$46,817	$102,646	$7,119	$(7,119)	$102,646

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$80,462	$12,607	$-	$93,069	$160,964	$25,214	$-	$186,178
Mortgage interest income	7,435	-	-	7,435	14,781	-	-	14,781
Other investment income – net	2,011	-	-	2,011	3,317	-	-	3,317
Total operating revenues	89,908	12,607	-	102,515	179,062	25,214	-	204,276

Expenses
Depreciation and amortization	27,055	5,170	-	32,225	53,851	10,333	-	64,184
General and administrative	5,380	103	-	5,483	10,487	193	-	10,680
Acquisition costs	9	-	-	9	143	-	-	143
Provision for uncollectible mortgages, notes and accounts receivable	65	-	-	65	65	-	-	65
Total operating expenses	32,509	5,273	-	37,782	64,546	10,526	-	75,072

Income before other income and expense	57,399	7,334	-	64,733	114,516	14,688	-	129,204
Other income (expense):
Interest income	7	7	-	14	3	14	-	17
Interest expense	(21,214)	(3,738)	-	(24,952)	(42,704)	(7,920)	-	(50,624)
Interest – amortization of deferred financing costs	(693)	(5)	-	(698)	(1,375)	(5)	-	(1,380)
Interest – refinancing gain	11,112	-	-	11,112	11,112	-	-	11,112
Equity in earnings	3,598	-	(3,598)	-	6,777	-	(6,777)	-
Total other expense	(7,190)	(3,736)	(3,598)	(14,524)	(26,187)	(7,911)	(6,777)	(40,875)

Income before gain (loss) on assets sold	50,209	3,598	(3,598)	50,209	88,329	6,777	(6,777)	88,329
Loss on assets sold – net	(1,151)	-	-	(1,151)	(1,151)	-	-	(1,151)
Net income available to common stockholders	$49,058	$3,598	$(3,598)	$49,058	$87,178	$6,777	$(6,777)	$87,178

NOTE 14 – SUBSEQUENT EVENTS

$8 Million New Investment in July 2014

On July 1, 2014, we purchased one skilled nursing facility (“SNF”) from an unrelated third party for approximately $8.2 million and leased it to an existing operator of Omega.  The SNF located in Texas, totaling 125 beds, was added to the operator’s existing master lease with an initial cash yield of 9.5%.

Transition of 2 West Virginia Facilities to a New Operator

On July 1, 2014, we transitioned 2 West Virginia SNFs that we previously leased to Diversicare Healthcare Services (“Diversicare” and formerly known as Advocat) to a new unrelated third party operator.  The 2 facilities represent 150 operating beds.  We amended our Diversicare master lease to reflect the transition of the 2 facilities to the new operator and in the second quarter of 2014, we recorded a $0.8 million provision for uncollectible straight-line accounts receivable.  Simultaneous with the Diversicare master lease amendment, we entered into a 12 year master lease with a new third party operator.

$17.3 Million New Investment

As noted in Note 2 – Properties and Investments, on June 27, 2014 we purchased two facilities located in Georgia and South Carolina. The agreement included an additional facility which we purchased on July 31, 2014 for $17.3 million and added to our master lease.
26

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement.  This document contains forward-looking statements within the meaning of the federal securities laws.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of this report (if any);
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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

Our portfolio of investments at June 30, 2014, consisted of 564 healthcare facilities (including one facility that is closed/held for sale), located in 38 states and operated by 49 third-party operators.  Our gross investment in these facilities totaled approximately $4.3 billion at June 30, 2014, with 99% of our real estate investments related to long-term healthcare facilities.  Our portfolio is made up of (i) 477 SNFs, (ii) 19 assisted living facilities (“ALFs”), (iii) 11 specialty facilities, (iv) fixed rate mortgages on 54 SNFs and two ALFs and (v) one SNF that is closed/held for sale.  At June 30, 2014, we also held other investments of approximately $56.1 million, consisting primarily of secured loans to third-party operators of our facilities.

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

Reimbursement Generally. A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, consisting primarily of Medicare and Medicaid. In recent years, the federal government and many state governments have focused on reducing expenditures under the Medicare and Medicaid programs, resulting in significant cost-cutting at both the federal and state levels.   These cost-cutting measures, together with the implementation of changes in reimbursement rates such as those described below, could result in a significant reduction of reimbursement rates to our operators under both the Medicare and Medicaid programs.

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

Medicare.  The Center for Medicaid and Medicare Services (“CMS”) estimates that aggregate Medicare payments to SNFs will increase by $750 million, or 2.0%, for the federal fiscal year that begins October 1, 2014 relative to payments in the prior federal fiscal year.  This estimated increase is attributable to a 2.5% market based increase, reduced by a 0.5% multifactor productivity adjustment required by law.

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

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08).  ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2017 and are assessing whether the new standard will have a material effect on our financial position or results of operations.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2014 and 2013

Operating Revenues

Our operating revenues for the three months ended June 30, 2014, totaled $121.8 million, an increase of $19.3 million over the same period in 2013.  The $19.3 million increase was primarily the result of: (i) approximately $14.1 million of direct financing lease revenue associated with a direct financing lease agreement we entered into with the Ark Holding Company, Inc. in November 2013, now known as New Ark Investment, Inc. (“New Ark”), (ii) $2.5 million increase in mortgage interest income primarily due to the $112.5 million mortgage we entered into with an existing operator during the first quarter of 2014 and (iii) additional $3.2 million rental income associated with acquisitions and lease amendments made throughout the second half of 2013 and first half of 2014.

Operating Expenses

Operating expenses for the three months ended June 30, 2014, totaled $42.0 million, an increase of approximately $4.2 million over the same period in 2013.  The increase was primarily due to: (i) $2.7 million provision for uncollectible receivables related to (i) a write-off of an effective yield interest receivable related to the refinancing (termination) of a mortgage receivable and (ii) a write-off of a straight-line receivable related to the transition of two facilities from an existing operator to a new operator, (ii) $1.6 million provision for impairments on real estate properties and (iii) $0.8 million in general and administrative expense offset by $0.9 million of reduced depreciation and amortization expense.  The increase in general and administrative expense included an increase of approximately $0.8 million of additional stock based compensation expense related to the new incentive stock plan.  The decrease in depreciation expense is the result of shorter lived assets acquired over the past few years becoming fully depreciated.

Other Income (Expense)

For the three months ended June 30, 2014, total other expenses were $33.0 million, an increase of approximately $18.5 million over the same period in 2013.  The increase was primarily the result of an increase of approximately $4.5 million in interest expense due to an increase in borrowings outstanding and write-off of approximately $2.6 million of deferred financing costs associated with the termination of the Company’s 2012 Credit Facilities.  In 2013, we recorded an $11.1 million gain related to the early extinguishment of debt in May 2013.

Six Months Ended June 30, 2014 and 2013

Operating Revenues

Our operating revenues for the six months ended June 30, 2014, totaled $242.8 million, an increase of $38.5 million over the same period in 2013.  The $38.5 million increase was primarily the result of: (i) approximately $28.2 million of direct financing lease revenue associated with a direct financing lease agreement we entered into with New Ark in November 2013, (ii) $4.5 million increase in mortgage interest income primarily due to the new mortgage we entered into in the first quarter of 2014 and (iii) additional $6.0 million rental income associated with acquisitions and lease amendments made throughout the second half of 2013 and first half of 2014 offset by a $0.2 million decrease in other investment income primarily related to a mezzanine loan paid off in December 2013.

Operating Expenses

Operating expenses for the six months ended June 30, 2014, totaled $80.0 million, an increase of approximately $4.9 million over the same period in 2013.  The increase was primarily due to: (i) $2.7 million provision for uncollectible receivables related to (i) a write-off of an effective yield interest receivable related to the refinancing (termination) of a mortgage receivable and (ii) a straight-line receivable related to the transition of two facilities from an existing operator to a new operator, (ii) $2.1 million in general and administrative expense and (iii) $1.6 million provision for impairment on real estate properties offset by $1.4 million of reduced depreciation and amortization expense.  The increase in general and administrative expense included an increase of approximately $1.6 million of additional stock based compensation expense related to the new incentive stock plan.  The decrease in depreciation expense is the result of shorter lived assets acquired over the past few years becoming fully depreciated.

Other Income (Expense)

For the six months ended June 30, 2014, total other expenses were $63.1 million, an increase of approximately $22.2 million over the same period in 2013.  The increase was primarily the result of: (i) an increase of approximately $5.9 million in interest expense due to an increase in borrowings outstanding and (ii) $4.7 million interest refinancing charge associated with (a) $2.6 million write-off of in deferred financing costs associated with the termination of our previous $700 million senior unsecured credit facility (the “2012 Credit Facilities”) and (b) $2.0 million write-off of deferred financing costs associated with the termination of our 2013 Term Loan Facility as defined under “Repayment of $200 Million Term Loan” below.  In 2013, we recorded an $11.1 million gain related to the early extinguishment of debt in May 2013.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended June 30, 2014, was $79.7 million, compared to $82.4 million, for the same period in 2013.  Our FFO for the six months ended June 30, 2014 was $164.1 million, compared to $152.5 million for the same period in 2013.

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

The following table presents our FFO results for the three- and six- months periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)

Net income available to common stockholders	$46,817	$49,058	$102,646	$87,178
Add back loss (deduct gain) from real estate dispositions	—	1,151	(2,883)	1,151
Sub-total	46,817	50,209	99,763	88,329
Elimination of non-cash items included in net income:
Depreciation and amortization	31,301	32,225	62,745	64,184
Add back impairments on real estate properties	1,558	—	1,558	—
Funds from operations available to common stockholders	$79,676	$82,434	$164,066	$152,513

Portfolio and Recent Developments

$415 Million of New Investment in Q2 2014

On June 30, 2014, we entered into an agreement to refinance/consolidate $117 million in existing mortgages on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities.  The new $415 million mortgage is secured by 31 facilities totaling 3,430 licensed beds all located in the state of Michigan.  The new loan bears an initial annual cash interest rate of 9.0% and increases by 0.225% per year (e.g., beginning in year 2 the interest rate will be 9.225%, in year 3 the rate will be 9.45%, etc.).

One of the existing mortgages that was refinanced/consolidated into the new $415 million mortgage included annual interest rate escalators and required the mortgagee to pay a prepayment penalty in the event the mortgage was retired early which required us to record an effective yield interest receivable.  In connection with the refinancing/consolidating transaction which was entered into at market terms, the old mortgage was considered to be retired early since the modifications made to the terms of the mortgage are more than minor.  As on the date of the refinancing/consolidation transaction, the effective yield interest receivable was approximately $2.0 million.  We forgave the prepayment penalty associated with the retired mortgage and recorded a $2.0 million provision to write-off the effective yield interest receivable related to the retired mortgage.

$17.3 Million of New Investment in Q2 2014

On June 27, 2014, we purchased two SNFs from an unrelated third party for approximately $17.3 million and leased them to an existing operator of Omega.  The SNFs, located in Georgia and South Carolina, totaling 213 beds, were combined into a 12 year master lease with an initial cash yield of 9.5%.

The master lease allows for the purchase of a third facility located in South Carolina.  We expect to purchase the third facility during the third quarter of 2014 and add it to the master lease.  The combined purchase price, including the third facility, will be $34.6 million.

$113 Million of New Investment in Q1 2014

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator of Omega.  The loan is secured by 7 SNFs and 2 ALFs totaling 784 operating beds located in Pennsylvania (7) and Ohio (2).  The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator.  The loan bears an initial annual cash interest rate of 9.5% and matures in January 2024.

$4.7 Million of New Investment in Q1 2014

On January 30, 2014, we acquired an ALF in Arizona from an unrelated third party for approximately $4.7 million. The operations of the 90 bed facility were transitioned to an existing operator of Omega.

Assets Sold and Closures

For the three-month period ended June 30, 2014, we sold a parcel of undeveloped land in Texas to a third party for approximately $0.3 million.  We also closed a 75 bed developmentally disability facility in Indiana and recorded a $1.6 million impairment charge to reduce the carrying value of the facility to its estimated fair value based upon estimated future cash flows.

In first quarter of 2014, we sold one SNF in Louisiana for approximately $1.0 million, resulting in a $0.8 million gain.  We also sold two closed held-for-sale SNFs for total cash proceeds of $2.6 million, generating approximately a $2.1 million gain.

Assets Held for Sale

At June 30, 2014, we had one SNF and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $0.8 million.

Liquidity and Capital Resources

At June 30, 2014, we had total assets of $3.9 billion, stockholders’ equity of $1.4 billion and debt of $2.4 billion, representing approximately 63.0% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2013 and June 30, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Agreements

On June 27, 2014, we entered into a new $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” and, collectively, the “2014 Credit Facilities”).

The 2014 Credit Facilities replace our previous $700 million 2012 Credit Facilities.  The 2014 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity by $550 million, for maximum aggregate commitments of up to $1.75 billion.

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points).  The Revolving Credit Facility will be used for acquisitions and general corporate purposes.  At June 30, 2014, we had $270 million in borrowings outstanding under the Revolving Credit Facility.  The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  At June 30, 2014, we had $200 million in borrowings outstanding under the Term Loan Facility.  The Term Loan Facility matures on June 27, 2019.

For the three month period ended June 30, 2014, we recorded a non-cash charge of approximately $2.6 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2012 Credit Facilities.

Repayment of $200 Million Term Loan

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

Issuance of $400 Million of Senior Notes

On March 6, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024.  These notes were sold at an issue price of 98.58% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million.  We used the net proceeds of the offering to repay in full our $200 million 2013 Term Loan Facility and a portion of our indebtedness outstanding under our 2012 Revolving Credit Facility.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).

For the three-month period ended June 30, 2014, we issued approximately 0.9 million shares under the 2013 Equity Shelf Program, at an average price of $35.18 per share, generating gross proceeds of approximately $30.0 million, before $0.6 million of commissions.  For the six-month period ended June 30, 2014, we issued approximately 1.7 million shares under the 2013 Equity Shelf Program, at an average price of $34.06 per share, generating gross proceeds of approximately $58.5 million, before $1.2 million of commissions.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended June 30, 2014, approximately 0.4 million shares of our common stock at an average price of $35.17 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $14.3 million.  For the six-month period ended June 30, 2014, approximately 1.4 million shares of our common stock at an average price of $32.76 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $45.8 million.

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

For the three- and six- months ended June 30, 2014, we paid total dividends of $63.8 million and $125.5 million, respectively.

On July 15, 2014, the Board of Directors declared a common stock dividend of $0.51 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter.  The common dividends are to be paid August 15, 2014 to common stockholders of record on July 31, 2014.

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2014 Credit Facilities and expected proceeds from mortgage payoffs are adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $28.7 million as of June 30, 2014, an increase of $26.1 million as compared to the balance at December 31, 2013.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $166.8 million of net cash flow for the six months ended June 30, 2014, as compared to $121.3 million for the same period in 2013, an increase of $45.5 million.  The increase was primarily due to the additional cash flow generated from new investments, including the facilities acquired and leased throughout 2013 and first half of 2014 as well as the new investments in mortgage financing.

Investing Activities – Net cash flow from investing activities was an outflow of $440.3 million for the six months ended June 30, 2014, as compared to an outflow of $45.0 million for the same period in 2013.  The $395.3 million increase in cash outflow from investing activities relates primarily to the $410.8 million of net mortgage investment made in 2014 compared to $2.6 million during the same period in 2013.  In 2014, we also acquired several facilities for a total of $22.0 million.  Offsetting the increases of the cash outflow were: (i) a decrease of $24.3 million in other investment activity compared to the same period in 2013, (ii) an increase of $1.6 million in proceeds from the sale of real estate in 2014 compared to the same period in 2013 and (iii) a decrease of $8.9 million in our capital renovation program investment compared to the same period of 2013.

Financing Activities – Net cash flow from financing activities was an inflow of $299.6 million for the six months ended June 30, 2014 as compared to an outflow of $71.0 million for the same period in 2013.  The $370.7 million change in financing activities was primarily a result of: (i) an increase in proceeds of $535.0 million in long term borrowings including (a) cash proceeds of $394 million from our 4.95% Senior Notes due 2024 issued in March 2014; (b) cash proceeds of $200 million on the 2013 Term Loan Facility in the first quarter of 2014, as compared to (c) $59.4 million proceeds from HUD debt refinancing during the first quarter of 2013 and (ii) an increase in net proceeds of $4.2 million from our dividend reinvestment plan compared to the same period in 2013 offset by an increase of $90.3 million in payments of long term borrowings primarily due to early extinguishment of $200 million 2013 Term Loan Facility during the first quarter of 2014 as compared to a $60 million HUD mortgage refinance payoff including routine HUD debt principal in the first quarter of 2013 and $51.0 million related to the outstanding principal of the 11 HUD mortgages and a decrease in net proceeds of $41.1 million from our common stock issued through our Equity Shelf Program compared to the same period in 2013.  In addition, our outflow from dividend payments increased by $21.5 million due to an increase in number of shares outstanding and an increase of $0.08 per share in the common dividends.
39

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

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

Item 6–Exhibits

Exhibit No.
4.1A
Eleventh Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 7.50% Senior Notes due 2020.*

4.1B
Twelfth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 7.50% Senior Notes due 2020.*

4.2A
Ninth Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 6.75% Senior Notes due 2022.*

4.2B
Tenth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 6.75% Senior Notes due 2022.*

4.3A
Seventh Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024.*

4.3B
Eighth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2024.*

4.4
First Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, relating to the 4.95% Senior Notes due 2024.*

10.1
Credit Agreement, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2014).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date: August 6, 2014	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date: August 6, 2014	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

