Form 10-Q
period 2014-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2014-11-07
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                                                      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2014.

Common Stock, $.10 par value	127,427,232
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$3,143,356	$3,099,547
Less accumulated depreciation	(794,105)	(707,410)
Real estate properties – net	2,349,251	2,392,137
Investment in direct financing leases	536,687	529,445
Mortgage notes receivable – net	647,590	241,515
	3,533,528	3,163,097
Other investments – net	51,852	53,054
	3,585,380	3,216,151
Assets held for sale	6,670	1,356
Total investments	3,592,050	3,217,507

Cash and cash equivalents	452	2,616
Restricted cash	31,821	31,759
Accounts receivable – net	162,628	147,504
Other assets	70,551	62,830
Total assets	$3,857,502	$3,462,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$3,000	$326,000
Term loan	200,000	200,000
Secured borrowings	256,403	298,531
Unsecured borrowings – net	1,841,977	1,199,887
Accrued expenses and other liabilities	149,745	137,695
Total liabilities	2,451,125	2,162,113

Stockholders’ equity:
Common stock $.10 par value authorized – 200,000 shares issued and outstanding – 127,408 shares as of September 30, 2014 and 123,530 as of December 31, 2013	12,741	12,353
Common stock – additional paid-in capital	2,131,033	1,998,169
Cumulative net earnings	1,091,008	926,649
Cumulative dividends paid	(1,828,405)	(1,637,068)
Total stockholders’ equity	1,406,377	1,300,103
Total liabilities and stockholders’ equity	$3,857,502	$3,462,216

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Rental income	$97,536	$93,837	$289,696	$280,015
Income from direct financing leases	14,211	-	42,441	-
Mortgage interest income	16,883	7,289	36,132	22,070
Other investment income – net	2,035	2,175	5,197	5,492
Total operating revenues	130,665	103,301	373,466	307,577

Expenses
Depreciation and amortization	30,111	32,202	92,856	96,386
General and administrative	5,987	5,462	18,781	16,142
Acquisition costs	259	(9)	399	134
Impairment loss on real estate properties	2,102	-	3,660	-
Provisions for uncollectible mortgages, notes and accounts receivable	(15)	2,321	2,730	2,386
Total operating expenses	38,444	39,976	118,426	115,048

Income before other income and expense	92,221	63,325	255,040	192,529
Other income (expense)
Interest income	11	3	36	20
Interest expense	(30,873)	(24,492)	(87,401)	(75,116)
Interest – amortization of deferred financing costs	(1,243)	(699)	(3,111)	(2,079)
Interest – refinancing gain (costs)	1,617	-	(3,068)	11,112
Total other expense	(30,488)	(25,188)	(93,544)	(66,063)

Income before gain (loss) on assets sold	61,733	38,137	161,496	126,466
(Loss) gain on assets sold – net	(20)	-	2,863	(1,151)
Net income available to common stockholders	$61,713	$38,137	$164,359	$125,315

Income per common share available to common shareholders:
Basic:
Net income	$0.48	$0.32	$1.30	$1.08
Diluted:
Net income	$0.48	$0.32	$1.30	$1.08

Dividends declared and paid per common share	$0.51	$0.47	$1.50	$1.38

Weighted-average shares outstanding, basic	127,464	117,600	126,132	115,527
Weighted-average shares outstanding, diluted	128,428	118,462	126,895	116,335

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2013 (123,530 common shares)	$12,353	$1,998,169	$926,649	$(1,637,068)	$1,300,103
Grant of restricted stock to company directors (12 shares at $35.79 per share)	1	(1)	—	—	—
Amortization of restricted stock	—	6,424	—	—	6,424
Vesting of restricted stock to company executives, net of tax withholdings (70 shares)	7	(1,589)	—	—	(1,582)
Dividend reinvestment plan (1,944 shares at $34.09 per share)	195	66,068	—	—	66,263
Grant of stock as payment of directors fees (4 shares at an average of $34.85 per share)	—	150	—	—	150
Equity Shelf Program (1,848 shares at $34.33 per share, net of issuance costs)	185	61,812	—	—	61,997
Net income	—	—	164,359	—	164,359
Common dividends ($1.50 per share)	—	—	—	(191,337)	(191,337)
Balance at September 30, 2014 (127,408 common shares)	$12,741	$2,131,033	$1,091,008	$(1,828,405)	$1,406,377

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Nine months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$164,359	$125,315
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,856	96,386
Provision for impairment on real estate properties	3,660	—
Provision for uncollectible mortgages, notes and accounts receivable	2,730	2,386
Amortization of deferred financing and debt extinguishment costs (gain)	6,179	(9,033)
Accretion of direct financing leases	(7,242)	—
Restricted stock amortization expense	6,570	4,433
(Gain) loss on assets sold – net	(2,863)	1,151
Amortization of acquired in-place leases - net	(3,779)	(3,821)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(2,252)	(61)
Straight-line rent receivables	(15,919)	(20,385)
Lease inducements	2,009	2,230
Effective yield receivable on mortgage notes	(1,731)	(1,416)
Other operating assets and liabilities	15,017	2,865
Net cash provided by operating activities	259,594	200,050
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(47,500)	(2,400)
Deposit for proposed capital lease	—	(15,000)
Placement of mortgage loans	(528,780)	(3,227)
Proceeds from sale of real estate investments – net	4,054	2,288
Capital improvements to real estate investments	(12,684)	(23,732)
Proceeds from other investments	7,952	4,113
Investments in other investments	(6,711)	(32,195)
Collection of mortgage principal	122,705	358
Net cash used in investing activities	(460,964)	(69,795)
Cash flows from financing activities
Proceeds from credit facility borrowings	756,000	201,000
Payments on credit facility borrowings	(1,079,000)	(259,000)
Receipts of other long-term borrowings	842,148	59,355
Payments of other long-term borrowings	(238,032)	(113,418)
Payments of financing related costs	(17,319)	(1,053)
Receipts from dividend reinvestment plan	66,263	47,821
Payments for exercised options and restricted stock – net	(1,582)	—
Net proceeds from issuance of common stock	61,997	160,159
Dividends paid	(191,269)	(159,073)
Net cash provided by (used in) financing activities	199,206	(64,209)

(Decrease) increase in cash and cash equivalents	(2,164)	66,046
Cash and cash equivalents at beginning of period	2,616	1,711
Cash and cash equivalents at end of period	$452	$67,757
Interest paid during the period, net of amounts capitalized	$76,276	$75,848

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2014

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

Revenue Recognition

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2017 and are assessing whether the new standard will have a material effect on our financial position or results of operations.

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

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)

Contractual receivables	$5,132	$2,941
Effective yield interest receivables	5,085	5,333
Straight-line receivables	138,615	123,486
Lease inducements	14,219	16,228
Allowance	(423)	(484)
Accounts receivable – net	$162,628	$147,504

During the nine-months ended September 30, 2014, we wrote-off (i) $0.8 million of straight-line rent receivables associated with a lease amendment to an existing operator for two facilities that were transitioned to a new operator and (ii) $2.0 million of effective yield interest receivables associated with the termination of our mortgage note that was due November 2021. See Note 2 – Properties and Investments for additional information related to the early termination of the November 2021 mortgage note.

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

Leased Property

Our leased real estate properties, represented by 423 SNFs, 18 assisted living facilities (“ALFs”) and 11 specialty facilities at September 30, 2014, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

$8 Million New Investment in Q3 2014

On July 1, 2014, we purchased one SNF located in Texas from an unrelated third party for approximately $8.2 million and leased it to an existing operator of Omega. The 125 bed SNF was added to the operator’s existing master lease with an initial annual cash yield of 9.5%. We allocated approximately $8.2 million consisting of land ($0.4 million), building and site improvements ($7.4 million), and furniture and fixtures ($0.4 million). We have not recorded goodwill in connection with this transaction.

Transition of Two West Virginia Facilities to a New Operator in Q3 2014

On July 1, 2014, we transitioned two West Virginia SNFs that we previously leased to Diversicare Healthcare Services (“Diversicare” and formerly known as Advocat) to a new unrelated third party operator. The two facilities represent 150 operating beds. We amended our Diversicare master lease to reflect the transition of the two facilities to the new operator and for the nine-months ended September 30, 2014 recorded a $0.8 million provision for uncollectible straight-line accounts receivable. Simultaneous with the Diversicare master lease amendment, we entered into a 12-year master lease with a new third party operator.

$34.6 Million of New Investments in Q2 and Q3 2014

On June 27, 2014, we purchased two SNFs from an unrelated third party for approximately $17.3 million and leased them to an existing operator of Omega. The SNFs, located in Georgia and South Carolina with a total of 213 beds, were combined into a 12 year master lease with an initial annual cash yield of 9.5%.

In the third quarter of 2014, we purchased a third SNF in South Carolina with 132 beds that was added to the master lease. The combined purchase price, including the third SNF was $34.6 million. We allocated approximately $34.6 million consisting of land ($0.9 million), building and site improvements ($32.1 million), and furniture and fixtures ($1.6 million). We have not recorded goodwill in connection with this transaction.

$4.7 Million of New Investment in Q1 2014

On January 30, 2014, we acquired an ALF in Arizona from an unrelated third party for approximately $4.7 million. The operations of the 90 bed facility were transitioned to an existing operator of Omega. We allocated approximately $4.7 million consisting of land ($0.4 million), building and site improvements ($3.9 million), and furniture and fixtures ($0.4 million). We have not recorded goodwill in connection with this transaction.

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

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts, unaudited)

Revenues	$130,823	$105,358	$376,015	$313,748
Net income available to common stockholders	$61,788	$38,949	$165,373	$127,751

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.48	$0.32	$1.30	$1.08
Net income available to common stockholders – pro forma	$0.48	$0.33	$1.30	$1.10

Assets Sold or Assets Held for Sale

Assets Sold and Closures

During the three-month period ended September 30, 2014, we sold a closed held-for-sale SNF in Indiana for approximately $0.1 million, resulting in a $20 thousand loss. We closed one SNF in Texas, and recorded a $2.1 million impairment charge to reduce the carrying value of the facility to its estimated fair value. We also reclassified one SNF in Vermont with a carrying value of approximately $6.0 million to assets held-for-sale and recorded a $23 thousand impairment charge to reduce the carrying value of the facility to its estimated fair value.

In the second quarter of 2014, we sold a parcel of undeveloped land in Texas to a third party for approximately $0.3 million. We also closed a 75 bed developmental disability facility in Indiana and recorded a $1.6 million impairment charge to reduce the carrying value of the facility to its estimated fair value based upon estimated future cash flows less cost to sell (Level 3).

In the first quarter of 2014, we sold one SNF in Louisiana for approximately $1.0 million, resulting in a $0.8 million gain. We also sold two closed held-for-sale SNFs for total cash proceeds of $2.6 million, generating a $2.1 million gain.

Assets Held for Sale

At September 30, 2014, we had one SNF and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $6.7 million.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 13 fixed-rate mortgages on 53 SNFs and two ALFs. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in five states, which are operated by five independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of September 30, 2014, none of our mortgages were in default or in foreclosure proceedings. Where appropriate, the mortgaged properties are generally cross-collateralized with the master lease agreement with the same operator.

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

One of the existing mortgages that was refinanced/consolidated into the new $415 million mortgage included annual interest rate escalators and required the mortgagee to pay a prepayment penalty in the event the mortgage was retired early which resulted in us recording an effective yield interest receivable. In connection with the refinancing/consolidating transaction which was entered into at market terms, the old mortgage was considered to be retired early since the modifications made to the terms of the mortgage were more than minor. As of the date of the refinancing/consolidation transaction, the effective yield interest receivable was approximately $2.0 million. We forgave the prepayment penalty associated with the retired mortgage and recorded a $2.0 million provision to write-off the effective yield interest receivable related to the retired mortgage.

$113 Million of New Investment in Q1 2014

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator of Omega. The loan is secured by 7 SNFs and 2 ALFs totaling 798 operating beds located in Pennsylvania (7) and Ohio (2). The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator. The loan bears an initial annual cash interest rate of 9.5% and matures in January 2024.

NOTE 3 – DIRECT FINANCING LEASES

The components of investment in direct financing leases consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Minimum lease payments receivable	$4,255,817	$4,291,067
Estimated residual values	—	—
Less unearned income	(3,719,130)	(3,761,622)
Investment in direct financing leases	$536,687	$529,445

Properties subject to direct financing leases	56	56

On November 27, 2013, we closed on an aggregate $529 million purchase/leaseback transaction in connection with the acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings Inc. At closing, we acquired 55 SNFs and 1 ALF operated by Ark Holding and leased the facilities back to Ark Holding, now known as New Ark Investment Inc. (“New Ark”), pursuant to four 50-year master leases, with rental payments yielding 10.6% per annum over the term of the leases. The purchase/leaseback transaction is being accounted for as a direct financing lease.

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

The 56 facilities represent 5,623 licensed beds located in 12 states, predominantly in the southeastern United States. The 56 facilities are separated by region and divided amongst four cross-defaulted master leases. The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility). As of September 30, 2014, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$47,000	$47,000	$47,319	$48,370	$49,580

NOTE 4 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)

Other investment note due 2015	$2,168	$2,318
Other investment notes due 2021 - 2023	14,926	13,427
Other investment note due 2014	-	62
$31.5 million other investment note due 2017	24,500	23,750
$2.5 million other investment note due 2015	1,640	546
$6.0 million other investment note due 2013	5,439	5,439
$1.3 million other investment note due 2017	1,300	1,300
$1.5 million other investment note due 2014	1,456	1,456
Notes receivable, gross(1)	51,429	48,298
Allowance for loss on notes receivable	(1,977)	(1,977)
Notes receivable, net	49,452	46,321

Other	2,400	2,400
Marketable securities	-	4,333
Total other investments	$51,852	$53,054
(1)	The majority of these notes bear interest at approximately 10% annually.

Redemption of Diversicare Preferred Stock

On August 20, 2014, Diversicare redeemed the shares of its Series C non-convertible, redeemable preferred stock held by Omega, which had a liquidation preference of approximately $4.9 million and a dividend rate of 7% per annum. We received approximately $5.0 million in net proceeds from the redemption of our Diversicare preferred shares. The preferred shares were originally issued to Omega in 2006 in connection with the restructuring of preferred stock and master lease agreements between Diversicare and Omega. We recorded a gain of $0.6 million in other investment income.

$31.5 Million Other Investment Note due 2017

In February 2014, we amended our five year 10.0% term loan agreement with an existing operator allowing for an additional draw of $3.5 million at a 10.5% interest rate. The loan matures in January 2017.

NOTE 5 – CONCENTRATION OF RISK

As of September 30, 2014, our portfolio of real estate investments consisted of 564 healthcare facilities, located in 38 states and operated by 50 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $4.3 billion at September 30, 2014, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 477 SNFs, 19 ALFs, 11 specialty facilities, fixed rate mortgages on 53 SNFs and two ALFs, and two SNFs that are closed/held-for-sale. At September 30, 2014, we also held miscellaneous investments of approximately $51.9 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2014, we had investments with one operator and/or manager that exceeded 10% of our total investments: New Ark (13%). The three states in which we had our highest concentration of investments were Florida (14%), Michigan (11%) and Ohio (9%) at September 30, 2014.

For the three-month period ended September 30, 2014, our revenues from operations totaled $130.7 million, of which approximately $15.0 million were from New Ark (12%) and $13.8 million were from Genesis HealthCare (“Genesis”) (11%). No other operator generated more than 10% of our revenues from operations for the three-month period ended September 30, 2014.

For the nine-month period ended September 30, 2014, our revenues from operations totaled $373.5 million, of which approximately $43.3 million were from New Ark (12%) and $41.4 million were from Genesis (11%). No other operator generated more than 10% of our revenues from operations for the nine-month period ended September 30, 2014.

NOTE 6 – DIVIDENDS

On October 16, 2014, the Board of Directors declared a common stock dividend of $0.52 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends are to be paid November 17, 2014 to common stockholders of record on October 31, 2014.

On July 15, 2014, the Board of Directors declared a common stock dividend of $0.51 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid August 15, 2014 to common stockholders of record on July 31, 2014.

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

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). Currently, we have one TRS that is taxable as a corporation and pays federal, state and local income tax on its net income at the applicable corporate rates. As of September 30, 2014, the TRS had a net operating loss carry-forward of approximately $1.0 million. The loss carry-forward is fully reserved with a valuation allowance as of September 30, 2014.

NOTE 8 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- and nine-month periods ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Stock-based compensation expense	$2,022	$1,509	$6,570	$4,433

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

PRSUs (for Performance Periods 2011 through 2013)

In January 2011, we awarded PRSUs to six employees, including: (i) 279,550 multi-year absolute TSR PRSUs and (ii) 93,183 multi-year relative TSR PRSUs. On January 1, 2013, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2013 (“2013 Annual TSR PRSUs”).

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

The following table summarizes our total unrecognized compensation cost as of September 30, 2014 associated with outstanding restricted stock, restricted stock units and PRSU awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Multi-year TSR PRSUs	2011	279,550	$11.06	$3.1	44	$-
Multi-year Relative TSR PRSUs	2011	93,183	12.26	1.1	44	-
Restricted stock units	2013	213,741	29.80	6.4	36	4.8
2014 Transition TSR PRSUs	2013	77,371	8.27	0.6	12	0.2
2015 Transition TSR PRSUs	2013	77,369	7.48	0.6	24	0.4
2016 Transition TSR PRSUs	2013	115,785	8.67	1.0	36	0.8
2014 Transition Relative TSR PRSUs	2013	77,371	11.68	0.9	12	0.2
2015 Transition Relative TSR PRSUs	2013	77,368	13.06	1.0	24	0.6
2016 Transition Relative TSR PRSUs	2013	115,781	14.25	1.7	36	1.2
Restricted stock units	2014	122,137	29.80	3.6	36	2.7
2016 TSR PRSUs	2014	154,584	8.67	1.4	48	1.1
2016 Relative TSR PRSUs	2014	154,584	14.25	2.2	48	1.8
Total		1,558,824	$15.12	$23.6		$13.8

We used a Monte Carlo model to estimate the fair value for PRSUs granted to the employees.

Director Restricted Stock Grants

As of September 30, 2014, we had 45,303 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of September 30, 2014, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.7 million.

NOTE 9 – FINANCING ACTIVITIES AND BORROWING ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Current	September 30,	December 31,
	Maturity	Rate	2014	2013
			(in thousands)
Secured borrowings:
HUD mortgages assumed June 2010 (1)	2040 - 2045	4.85%	$126,907	$128,641
HUD mortgages assumed October 2011 (1)	2036 - 2040	4.87%	30,492	31,145
HUD mortgages assumed December 2011(1)	2044	3.06%	57,714	58,592
HUD mortgages assumed December 2012(1)	2040 - 2045	4.64%	41,290	80,153
Total secured borrowings			256,403	298,531

Unsecured borrowings:
Revolving line of credit	2018	1.65%	3,000	326,000
Term loan	2019	1.65%	200,000	200,000
			203,000	526,000

2020 notes	2020	7.50%	200,000	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	—
2025 notes	2025	4.50%	250,000	—
Subordinated debt	2021	9.00%	20,782	20,892
			1,845,782	1,195,892
(Discount) premium - net			(3,805)	3,995
Total unsecured borrowings			2,044,977	1,725,887
Totals – net			$2,301,380	$2,024,418

(1)	Reflects the weighted average annual contractual interest rate on the mortgages.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2013 and September 30, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Facilities

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

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility will be used for acquisitions and general corporate purposes. At September 30, 2014, we had $3 million in borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At September 30, 2014, we had $200 million in borrowings outstanding under the Term Loan Facility. The Term Loan Facility matures on June 27, 2019.

For the nine month period ended September 30, 2014, we recorded a non-cash charge of approximately $2.6 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2012 Credit Facilities.

HUD Mortgage Loans Payoff

On September 30, 2014, we paid approximately $36.1 million to retire four mortgages guaranteed by U.S. Department of Housing and Urban Development (“HUD”). The payoff resulted in a $1.6 million gain on the extinguishment of the debt due to the write-off of the $3.3 million premium recorded at the time of acquisition offset by a prepayment fee of approximately $1.7 million.

Issuance of $250 Million of Senior Notes

On September 11, 2014, we sold $250 million aggregate principal amount of our 4.50% Senior Notes due 2025, or the 2025 Notes. The 2025 Notes were sold at an issue price of 99.131% of their face value before the initial purchasers’ discount resulting in gross proceeds of approximately $247.8 million. We used the net proceeds of the offering to repay a portion of our indebtedness outstanding under our Revolving Credit Facility.

The 2025 Notes were issued pursuant to an indenture dated as of September 11, 2014 among Omega, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2025 Notes mature on January 15, 2025. The 2025 Notes bear an interest rate of 4.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2015. The notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future subsidiaries that guarantee indebtedness for money borrowed of Omega in a principal amount at least equal to $50 million (including as of the date hereof our existing senior notes and the facilities under our revolving credit agreement). We may redeem some or all of the notes prior to October 15, 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, and accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The notes are redeemable on or after October 15, 2024 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

Issuance of $400 Million of Senior Notes and Exchange Offer

On March 11, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024. These notes were sold at an issue price of 98.58% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million. We used the net proceeds of the offering to repay in full our $200 million 2013 Term Loan Facility defined below, and a portion of our indebtedness outstanding under our Revolving Credit Facility.

On August 26, 2014, we commenced an offer to exchange $400 million of our 4.95% Senior Notes due 2024 that have been registered under the Securities Act of 1933 (“exchange notes”) for the $400 million of our 4.95% Senior Notes due 2024 privately placed in March 2014 (“initial notes”). Approximately 99.875% of the $400 million aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of October 17, 2014, pursuant to the terms of the exchange offer. The exchange notes are identical in all material respects to the initial notes, except that the exchange notes were registered under the Securities Act of 1933 and the provisions of the initial notes relating to transfer restrictions, registration rights and additional interest will not apply to the exchange notes.

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

In January 2014, we drew all $200 million under the 2013 Term Loan Facility and used the proceeds to (i) fund a new mortgage investment and (ii) repay outstanding borrowings under the 2012 Revolving Credit Facility. In March 2014, we paid off and terminated the 2013 Term Loan Facility with proceeds from the sale of our 4.95% Senior Notes due 2024 (see above). In addition, we recorded a non-cash charge of approximately $2.0 million relating to the write-off of deferred financing costs associated with the termination of the 2013 Term Loan Facility.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).

For the three-month period ended September 30, 2014, we issued approximately 0.1 million shares under the 2013 Equity Shelf Program, at an average price of $37.93 per share, generating gross proceeds of approximately $5.0 million, before $75 thousand of commissions. For the nine-month period ended September 30, 2014, we issued approximately 1.8 million shares under the 2013 Equity Shelf Program, at an average price of $34.33 per share, generating gross proceeds of approximately $63.5 million, before $1.2 million of commissions.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended September 30, 2014, approximately 0.5 million shares of our common stock at an average price of $37.51 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $20.5 million. For the nine-month period ended September 30, 2014, approximately 1.9 million shares of our common stock at an average price of $34.09 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $66.3 million.

NOTE 10 – FINANCIAL INSTRUMENTS

At September 30, 2014 and December 31, 2013, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$452	$452	$2,616	$2,616
Restricted cash	31,821	31,821	31,759	31,759
Investment in direct financing leases	536,687	536,687	529,445	529,445
Mortgage notes receivable – net	647,590	634,448	241,515	240,482
Other investments – net	51,852	52,529	53,054	50,124
Totals	$1,268,402	$1,255,937	$858,389	$854,426
Liabilities:
Revolving line of credit	$3,000	$3,000	$326,000	$326,000
Term loan	200,000	200,000	200,000	200,000
7.50% notes due 2020 – net	198,149	255,040	197,890	256,852
6.75% notes due 2022 – net	580,584	753,536	581,105	735,687
5.875% notes due 2024 – net	400,000	438,251	400,000	411,266
4.95% notes due 2024 – net	394,626	403,261	—	—
4.50% notes due 2025 – net	247,836	244,163	—	—
HUD debt	256,403	260,832	298,531	287,718
Subordinated debt	20,782	28,906	20,892	28,849
Totals	$2,301,380	$2,586,989	$2,024,418	$2,246,372

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

●
Direct financing leases: The fair value of the direct financing receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3).

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

21

●
Revolving line of credit and term loan: The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates (Level 3).

●	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party (Level 2).

●	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated based on quote obtained by HUD debt brokers (Level 2).

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income	$61,713	$38,137	$164,359	$125,315
Numerator for net income available to common stockholders’ per share - basic and diluted	$61,713	$38,137	$164,359	$125,315
Denominator:
Denominator for basic earnings per share	127,464	117,600	126,132	115,527
Effect of dilutive securities:
Common stock equivalents	964	862	763	808
Denominator for diluted earnings per share	128,428	118,462	126,895	116,335

Earnings per share – basic:
Net income – basic	$0.48	$0.32	$1.30	$1.08
Earnings per share – diluted:
Net income – diluted	$0.48	$0.32	$1.30	$1.08

NOTE 13 – CONSOLIDATING FINANCIAL STATEMENTS

As of September 30, 2014, we had outstanding: (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022, (iii) $400 million 5.875% Senior Notes due 2024, (iv) $400 million 4.95% Senior Notes due 2024 and (v) $250 million 4.5% Senior Notes due 2025, which we collectively refer to as the Senior Notes. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee the 2014 Credit Facilities. Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes or the 2014 Credit Facilities.

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

For the three months ended September 30, 2014 and 2013, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense and rent recorded on straight-line basis. On September 30, 2014, we retired four HUD mortgages, $34.3 million related to the outstanding principal of the four HUD mortgages, $3.3 million related to the noncash write off of unamortized premium recorded at the time of acquisition offset by a prepayment fee of approximately $1.7 million.

During the nine months ended September 30, 2014, the non-guarantor subsidiaries also made $3.8 million of routine principal payments. For the nine-month period ended September 30, 2013, the non-guarantor subsidiaries did not engage in investing or financing activities other than the principal payment of $3.4 million for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries. All of the subsidiary guarantors of our outstanding Senior Notes and 2014 Credit Facilities, and all of our non-guarantor subsidiaries, are 100% owned by Omega.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes. The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	September 30, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,684,567	$458,789	$-	$3,143,356
Less accumulated depreciation	(725,746)	(68,359)	-	(794,105)
Real estate properties – net	1,958,821	390,430	-	2,349,251
Investment in direct financing leases	536,687	-	-	536,687
Mortgage notes receivable – net	647,590	-	-	647,590
	3,143,098	390,430	-	3,533,528
Other investments – net	51,852	-	-	51,852
	3,194,950	390,430	-	3,585,380
Assets held for sale – net	6,670	-	-	6,670
Total investments	3,201,620	390,430	-	3,592,050

Cash and cash equivalents	452	-	-	452
Restricted cash	7,013	24,808	-	31,821
Accounts receivable – net	153,569	9,059	-	162,628
Investment in affiliates	140,802	-	(140,802)	-
Other assets	43,612	26,939	-	70,551
Total assets	$3,547,068	$451,236	$(140,802)	$3,857,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$3,000	$-	$-	$3,000
Term loan	200,000	-	-	200,000
Secured borrowings	-	256,403	-	256,403
Unsecured borrowings – net	1,821,195	20,782	-	1,841,977
Accrued expenses and other liabilities	116,496	33,249	-	149,745
Intercompany payable	-	102,200	(102,200)	-
Total liabilities	2,140,691	412,634	(102,200)	2,451,125

Stockholders’ equity:
Common stock	12,741	-	-	12,741
Common stock – additional paid-in capital	2,131,033	-	-	2,131,033
Cumulative net earnings	1,091,008	38,602	(38,602)	1,091,008
Cumulative dividends paid	(1,828,405)	-	-	(1,828,405)
Total stockholders’ equity	1,406,377	38,602	(38,602)	1,406,377
Total liabilities and stockholders’ equity	$3,547,068	$451,236	$(140,802)	$3,857,502

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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$85,020	$12,516	$-	$97,536	$252,076	$37,620	$-	$289,696
Income from direct financing leases	14,211	-	-	14,211	42,441	-	-	42,441
Mortgage interest income	16,883	-	-	16,883	36,132	-	-	36,132
Other investment income – net	2,035	-	-	2,035	5,197	-	-	5,197
Total operating revenues	118,149	12,516	-	130,665	335,846	37,620	-	373,466

Expenses
Depreciation and amortization	25,619	4,492	-	30,111	78,049	14,807	-	92,856
General and administrative	5,898	89	-	5,987	18,502	279	-	18,781
Acquisition costs	259	-	-	259	399	-	-	399
Provision for impairment on real estate properties	2,102	-	-	2,102	3,660	-	-	3,660
Provision for uncollectible mortgages, notes and accounts receivable	(15)	-	-	(15)	2,730	-	-	2,730
Total operating expenses	33,863	4,581	-	38,444	103,340	15,086	-	118,426

Income before other income and expense	84,286	7,935	-	92,221	232,506	22,534	-	255,040
Other income (expense):
Interest income	2	9	-	11	12	24	-	36
Interest expense	(27,158)	(3,715)	-	(30,873)	(76,202)	(11,199)	-	(87,401)
Interest – amortization of deferred financing costs	(1,238)	(5)	-	(1,243)	(3,095)	(16)	-	(3,111)
Interest – refinancing gain (costs)	-	1,617	-	1,617	(4,685)	1,617	-	(3,068)
Equity in earnings	5,841	-	(5,841)	-	12,960	-	(12,960)	-
Total other expense	(22,553)	(2,094)	(5,841)	(30,488)	(71,010)	(9,574)	(12,960)	(93,544)

Income before gain (loss) on assets sold	61,733	5,841	(5,841)	61,733	161,496	12,960	(12,960)	161,496
(Loss) gain on assets sold – net	(20)	-	-	(20)	2,863	-	-	2,863
Net income available to common stockholders	$61,713	$5,841	$(5,841)	$61,713	$164,359	$12,960	$(12,960)	$164,359

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$81,289	$12,548	$-	$93,837	$242,253	$37,762	$-	$280,015
Mortgage interest income	7,289	-	-	7,289	22,070	-	-	22,070
Other investment income – net	2,175	-	-	2,175	5,492	-	-	5,492
Total operating revenues	90,753	12,548	-	103,301	269,815	37,762	-	307,577

Expenses
Depreciation and amortization	27,034	5,168	-	32,202	80,885	15,501	-	96,386
General and administrative	5,372	90	-	5,462	15,859	283	-	16,142
Acquisition costs	(9)	-	-	(9)	134	-	-	134
Provision for uncollectible mortgages, notes and accounts receivable	2,321	-	-	2,321	2,386	-	-	2,386
Total operating expenses	34,718	5,258	-	39,976	99,264	15,784	-	115,048

Income before other income and expense	56,035	7,290	-	63,325	170,551	21,978	-	192,529
Other income (expense):
Interest income	(4)	7	-	3	(1)	21	-	20
Interest expense	(20,725)	(3,767)	-	(24,492)	(63,429)	(11,687)	-	(75,116)
Interest – amortization of deferred financing costs	(694)	(5)	-	(699)	(2,069)	(10)	-	(2,079)
Interest – refinancing gain	-	-	-	-	11,112	-	-	11,112
Equity in earnings	3,525	-	(3,525)	-	10,302	-	(10,302)	-
Total other expense	(17,898)	(3,765)	(3,525)	(25,188)	(44,085)	(11,676)	(10,302)	(66,063)

Income before gain (loss) on assets sold	38,137	3,525	(3,525)	38,137	126,466	10,302	(10,302)	126,466
Loss on assets sold – net	-	-	-	-	(1,151)	-	-	(1,151)
Net income available to common stockholders	$38,137	$3,525	$(3,525)	$38,137	$125,315	$10,302	$(10,302)	$125,315

NOTE 14 – SUBSEQUENT EVENTS

On October 31, 2014, we, along with our newly formed subsidiaries, OHI Healthcare Properties Holdco, Inc. (“Merger Sub”) and OHI Healthcare Properties Limited Partnership, L.P. (“Omega Operating Partnership”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aviv REIT, Inc. (“Aviv”) and Aviv Healthcare Properties Limited Partnership, L.P. (the “Aviv Operating Partnership”). The Merger Agreement provides for the merger of Aviv with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly-owned subsidiary of Omega. At the effective time of the Merger, and subject to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of Aviv common stock shall be converted into the right to receive 0.90 of a share of Omega common stock. In connection with the Merger, holders of limited partnership units of the Aviv Operating Partnership will receive units of an Omega Operating Partnership based on the same exchange ratio as provided for Aviv common stock in the Merger Agreement. The Omega Operating Partnership units will be convertible into Omega common stock on a 1:1 basis following the completion of the Merger (subject to adjustment based on future events as provided for in the Omega Partnership Agreement).

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

Our portfolio of investments at September 30, 2014, consisted of 564 healthcare facilities (including two facilities that are closed/held for sale), located in 38 states and operated by 50 third-party operators. Our gross investment in these facilities totaled approximately $4.3 billion at September 30, 2014, with 99% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of: (i) 477 SNFs, (ii) 19 assisted living facilities (“ALFs”), (iii) 11 specialty facilities, (iv) fixed rate mortgages on 53 SNFs and two ALFs and (v) two SNFs that are closed/held for sale. At September 30, 2014, we also held other investments of approximately $51.9 million, consisting primarily of secured loans to third-party operators of our facilities.

Our consolidated financial statements include the accounts of (i) Omega and (ii) all direct and indirect wholly owned subsidiaries of Omega. All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

On October 31, 2014, we, along with our newly formed subsidiaries, OHI Healthcare Properties Holdco, Inc. (“Merger Sub”) and OHI Healthcare Properties Limited Partnership, L.P. (“Omega Operating Partnership”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aviv REIT, Inc. (“Aviv”) and Aviv Healthcare Properties Limited Partnership, L.P. (the “Aviv Operating Partnership”). The Merger Agreement provides for the merger of Aviv with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly-owned subsidiary of Omega. At the effective time of the Merger, and subject to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of Aviv common stock shall be converted into the right to receive 0.90 of a share of Omega common stock. In connection with the Merger, holders of limited partnership units of the Aviv Operating Partnership will receive units of an Omega Operating Partnership based on the same exchange ratio as provided for Aviv common stock in the Merger Agreement. The Omega Operating Partnership units will be convertible into Omega common stock on a 1:1 basis following the completion of the Merger (subject to adjustment based on future events as provided for in the Omega Partnership Agreement).

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

However, on June 28, 2012, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. Twenty-seven states and the District of Columbia have expanded or are expanding Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions. HHS has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents. Iowa, Michigan and Pennsylvania have also secured waivers, and Indiana has a pending waiver for alternative Medicaid expansion plans.

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

Quality of Care Initiatives. The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators. For instance, in December 2008, the CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under its “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. Based on this data and the results of state health inspections, SNFs are then rated based on the five-star rating system. Beginning in 2015, CMS is making changes to the rating system including: (1) revising scoring methodology by which quality measure ratings are calculated for SNFs; (2) increasing the number and type of quality measures that are not solely based on self-reported data and (3) adding critical measures to staffing such as turnover and retention. It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

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

Revenue Recognition

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2017 and are assessing whether the new standard will have a material effect on our financial position or results of operations.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended September 30, 2014 and 2013

Operating Revenues

Our operating revenues for the three months ended September 30, 2014, totaled $130.7 million, an increase of $27.4 million over the same period in 2013. The $27.4 million increase was primarily the result of: (i) approximately $14.2 million of direct financing lease revenue associated with direct financing lease agreements we entered into with the Ark Holding Company, Inc. in November 2013, now known as New Ark Investment, Inc. (“New Ark”), (ii) $9.6 million increase in mortgage interest income primarily due to (a) the $415 million new multiple facility mortgage we entered into with an existing operator in the second quarter of 2014 and (b) the $112.5 million mortgage we entered into with an existing operator in the first quarter of 2014 and (iii) additional $3.7 million rental income associated with acquisitions and lease amendments made in the fourth quarter of 2013 and throughout 2014.

Operating Expenses

Operating expenses for the three months ended September 30, 2014, totaled $38.4 million, a decrease of approximately $1.5 million over the same period in 2013. The decrease was primarily due to: (i) a decrease of $2.1 million in depreciation expense as a result of shorter lived assets acquired over the past few years becoming fully depreciated, (ii) a decrease of $2.3 million in provision for uncollectible receivables related to the write-off of straight-line receivables for 11 Arkansas facilities that were transitioned from an existing operator to a new operator during the third quarter of 2013, offset by (i) a $2.1 million increase in provision for impairments on real estate properties, (ii) a $0.5 million of increase in stock based compensation expense related to the new incentive stock plan and (iii) a $0.3 million increase in acquisition costs.

Other Income (Expense)

For the three months ended September 30, 2014, total other expenses were $30.5 million, an increase of approximately $5.3 million over the same period in 2013. The increase was primarily the result of an increase of approximately $6.4 million in interest expense due to an increase in borrowings outstanding to fund new investments made since September 30, 2013 and a $0.5 million increase in deferred financing costs offset by a $1.6 million gain in interest refinancing costs related the early extinguishment of HUD debt in September 2014.

Nine Months Ended September 30, 2014 and 2013

Operating Revenues

Our operating revenues for the nine months ended September 30, 2014, totaled $373.5 million, an increase of $65.9 million over the same period in 2013. The $65.9 million increase was primarily the result of: (i) $42.4 million of direct financing lease revenue associated with direct financing lease agreements we entered into with New Ark in November 2013, (ii) $14.1 million increase in mortgage interest income primarily due to: (a) the $415 million new multiple facility mortgage we entered into with an existing operator in the second quarter of 2014 and (b) the $112.5 million mortgage we entered into with an existing operator in the first quarter of 2014 and (iii) additional $9.7 million rental income associated with acquisitions and lease amendments made since January 1, 2013 offset by a $0.4 million decrease in other investment income primarily related to a mezzanine loan that was paid off in December 2013.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014, totaled $118.4 million, an increase of approximately $3.4 million over the same period in 2013. The increase was primarily due to: (i) $3.7 million provision for impairment on real estate properties, (ii) $2.6 million increase in general and administrative expense and (iii) $0.3 million increase in provision for uncollectible receivables offset by a reduction of $3.5 million for depreciation and amortization expense. The decrease in depreciation expense is the result of shorter lived assets acquired over the past few years becoming fully depreciated. The increase in general and administrative expense is primarily due to an increase of $2.1 million for stock based compensation expense related to the new incentive stock plan.

Other Income (Expense)

For the nine months ended September 30, 2014, total other expenses were $93.5 million, an increase of approximately $27.5 million over the same period in 2013. The increase was primarily the result of: (i) an increase of approximately $12.3 million in interest expense due to an increase in borrowings outstanding and (ii) an increase of approximately $14.2 million in interest refinancing charge associated with (a) $2.6 million write-off of deferred financing costs associated with the termination of our previous $700 million senior unsecured credit facility (the “2012 Credit Facilities”), (b) $2.0 million write-off of deferred financing costs associated with the termination of our 2013 Term Loan Facility as defined under “Repayment of $200 Million Term Loan” below and (c) $1.7 million prepayment penalty on the payoff of HUD debt in June 2014, partially offset by $3.3 million gain related the early extinguishment of debt write off of premium on the HUD debt paid off in September 2014. In 2013, we recorded an $11.1 million gain related to the early extinguishment of debt in May 2013.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended September 30, 2014, was $93.9 million, compared to $70.3 million, for the same period in 2013. Our FFO for the nine months ended September 30, 2014 was $258.0 million, compared to $222.9 million for the same period in 2013.

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

The following table presents our FFO results for the three- and nine- months periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)

Net income available to common stockholders	$61,713	$38,137	$164,359	$125,315
Add back loss (deduct gain) from real estate dispositions	20	—	(2,863)	1,151
Sub-total	61,733	38,137	161,496	126,466
Elimination of non-cash items included in net income:
Depreciation and amortization	30,111	32,202	92,856	96,386
Add back impairments on real estate properties	2,102	—	3,660	—
Funds from operations available to common stockholders	$93,946	$70,339	$258,012	$222,852

Portfolio and Recent Developments

$8 Million New Investment in Q3 2014

On July 1, 2014, we purchased one SNF located in Texas from an unrelated third party for approximately $8.2 million and leased it to an existing operator of Omega. The 125 bed SNF was added to the operator’s existing master lease with an initial annual cash yield of 9.5%. We allocated approximately $8.2 million consisting of land ($0.4 million), building and site improvements ($7.4 million), and furniture and fixtures ($0.4 million). We have not recorded goodwill in connection with this transaction.

Transition of Two West Virginia Facilities to a New Operator in Q3 2014

On July 1, 2014, we transitioned two West Virginia SNFs that we previously leased to Diversicare Healthcare Services (“Diversicare” and formerly known as Advocat) to a new unrelated third party operator. The two facilities represent 150 operating beds. We amended our Diversicare master lease to reflect the transition of the two facilities to the new operator and for the nine-months ended September 30, 2014 recorded a $0.8 million provision for uncollectible straight-line accounts receivable. Simultaneous with the Diversicare master lease amendment, we entered into a 12-year master lease with a new third party operator.

$34.6 Million of New Investment in Q2 and Q3 2014

On June 27, 2014, we purchased two SNFs from an unrelated third party for approximately $17.3 million and leased them to an existing operator of Omega. The SNFs, located in Georgia and South Carolina with a total of 213 beds, were combined into a 12 year master lease with an initial cash yield of 9.5%.

In the third quarter of 2014, we purchased a third SNF in South Carolina with 132 beds that was added to the master lease. The combined purchase price, including the third SNF, was $34.6 million. We allocated approximately $34.6 million consisting of land ($0.9 million), building and site improvements ($32.1 million), and furniture and fixtures ($1.6 million). We have not recorded goodwill in connection with this transaction.

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

One of the existing mortgages that was refinanced/consolidated into the new $415 million mortgage included annual interest rate escalators and required the mortgagee to pay a prepayment penalty in the event the mortgage was retired early which required us to record an effective yield interest receivable. In connection with the refinancing/consolidating transaction which was entered into at market terms, the old mortgage was considered to be retired early since the modifications made to the terms of the mortgage were more than minor. As on the date of the refinancing/consolidation transaction, the effective yield interest receivable was approximately $2.0 million. We forgave the prepayment penalty associated with the retired mortgage and recorded a $2.0 million provision to write-off the effective yield interest receivable related to the retired mortgage.

$113 Million of New Investment in Q1 2014

On January 17, 2014, we entered into a $112.5 million first mortgage loan with an existing operator of Omega. The loan is secured by 7 SNFs and 2 ALFs with a total of 798 operating beds located in Pennsylvania (7) and Ohio (2). The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator. The loan bears an initial annual cash interest rate of 9.5% and matures in January 2024.

$4.7 Million of New Investment in Q1 2014

On January 30, 2014, we acquired an ALF in Arizona from an unrelated third party for approximately $4.7 million. The operations of the 90 bed facility were transitioned to an existing operator of Omega. We allocated approximately $4.7 million consisting of land ($0.4 million), building and site improvements ($3.9 million), and furniture and fixtures ($0.4 million). We have not recorded goodwill in connection with this transaction.

Assets Sold and Closures

During the three-month period ended September 30, 2014, we sold a closed held-for-sale SNF in Indiana for approximately $0.1 million, resulting in a $20 thousand loss. We closed one SNF in Texas, and recorded a $2.1 million impairment charge to reduce the carrying value of the facility to its estimated fair value. We also reclassified one SNF in Vermont with a carrying value of approximately $6.0 million to assets held-for-sale and recorded a $23 thousand impairment charge to reduce the carrying value of the facility to its estimated fair value.

In second quarter of 2014, we sold a parcel of undeveloped land in Texas to a third party for approximately $0.3 million. We also closed a 75 bed developmental disability facility in Indiana and recorded a $1.6 million impairment charge to reduce the carrying value of the facility to its estimated fair value based upon estimated future cash flows less cost to sell (Level 3).

In first quarter of 2014, we sold one SNF in Louisiana for approximately $1.0 million, resulting in a $0.8 million gain. We also sold two closed held-for-sale SNFs for total cash proceeds of $2.6 million, generating a $2.1 million gain.

Assets Held for Sale

At September 30, 2014, we had one SNF and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $6.7 million.

Liquidity and Capital Resources

At September 30, 2014, we had total assets of $3.9 billion, stockholders’ equity of $1.4 billion and debt of $2.3 billion, representing approximately 62.1% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of December 31, 2013 and September 30, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Facilities

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

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility will be used for acquisitions and general corporate purposes. At September 30, 2014, we had $3.0 million in borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At September 30, 2014, we had $200 million in borrowings outstanding under the Term Loan Facility. The Term Loan Facility matures on June 27, 2019.

For the nine month period ended September 30, 2014, we recorded a non-cash charge of approximately $2.6 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2012 Credit Facilities.

HUD Mortgage Loans Payoff

On September 30, 2014, we paid approximately $36.1 million to retire four mortgages guaranteed by U.S. Department of Housing and Urban Development (“HUD”). The payoff resulted in a $1.6 million gain on the extinguishment of the debt due to the write-off of the $3.3 million premium recorded at the time of acquisition offset by a prepayment fee of approximately $1.7 million.

Issuance of $250 Million of Senior Notes

On September 11, 2014, we sold $250 million aggregate principal amount of our 4.50% Senior Notes due 2025, or the 2025 Notes. The 2025 Notes were sold at an issue price of 99.131% of their face value before the initial purchasers’ discount resulting in gross proceeds of approximately $247.8 million. We used the net proceeds of the offering to repay a portion of our indebtedness outstanding under our Revolving Credit Facility.

The 2025 Notes were issued pursuant to an indenture dated as of September 11, 2014 among Omega, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee. The 2025 Notes mature on January 15, 2025. The 2025 Notes bear an interest rate of 4.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2015. The notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future subsidiaries that guarantee indebtedness for money borrowed of Omega in a principal amount at least equal to $50 million (including as of the date hereof our existing senior notes and the facilities under our revolving credit agreement). We may redeem some or all of the notes prior to October 15, 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, and accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The notes are redeemable on or after October 15, 2024 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

Redemption of Diversicare Preferred Stock

On August 20, 2014, Diversicare redeemed the shares of its Series C non-convertible, redeemable preferred stock held by Omega, which had a liquidation preference of approximately $4.9 million and a dividend rate of 7% per annum. We received approximately $5.0 million in net proceeds from the redemption of our Diversicare preferred shares. The Diversicare preferred shares were originally issued to Omega in 2006 in connection with the restructuring of preferred stock and master lease agreements between Diversicare and Omega. We recorded a gain of $0.6 million in other investment income.

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

Issuance of $400 Million of Senior Notes and Exchange Offer

On March 11, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024. These notes were sold at an issue price of 98.58% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million. We used the net proceeds of the offering to repay in full our $200 million 2013 Term Loan Facility and a portion of our indebtedness outstanding under our 2012 Revolving Credit Facility.

On August 26, 2014, we commenced an offer to exchange $400 million of our 4.95% Senior Notes due 2024 that have been registered under the Securities Act of 1933 (“exchange notes”) for the $400 million of our 4.95% Senior Notes due 2024 privately placed in March 2014 (“initial notes”). Approximately 99.875% of the $400 million aggregate principal amount of the initial notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for exchange notes as of October 17, 2014, pursuant to the terms of the exchange offer. The exchange notes are identical in all material respects to the initial notes, except that the exchange notes were registered under the Securities Act of 1933 and the provisions of the initial notes relating to transfer restrictions, registration rights and additional interest will not apply to the exchange notes.

$250 Million Equity Shelf Program

On March 18, 2013, we entered into separate Equity Distribution Agreements (collectively, the “2013 Equity Shelf Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $250 million (the “2013 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”).

For the three-month period ended September 30, 2014, we issued approximately 0.1 million shares under the 2013 Equity Shelf Program, at an average price of $37.93 per share, generating gross proceeds of approximately $5.0 million, before $75 thousand of commissions. For the nine-month period ended September 30, 2014, we issued approximately 1.8 million shares under the 2013 Equity Shelf Program, at an average price of $34.33 per share, generating gross proceeds of approximately $63.5 million, before $1.2 million of commissions.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended September 30, 2014, approximately 0.5 million shares of our common stock at an average price of $37.51 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $20.5 million. For the nine-month period ended September 30, 2014, approximately 1.9 million shares of our common stock at an average price of $34.09 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $66.3 million.

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

For the three- and nine- months ended September 30, 2014, we paid total dividends of $65.8 million and $191.3 million, respectively.

On October 16, 2014, the Board of Directors declared a common stock dividend of $0.52 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends are to be paid November 17, 2014 to common stockholders of record on October 31, 2014.

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

Cash and cash equivalents totaled $0.5 million as of September 30, 2014, a decrease of $2.2 million as compared to the balance at December 31, 2013. The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $259.6 million of net cash flow for the nine months ended September 30, 2014, as compared to $200.1 million for the same period in 2013, an increase of $59.5 million. The increase was primarily due to the additional cash flow generated from new investments, including the facilities acquired and leased throughout 2013 and 2014 as well as the new investments in mortgage financing.

Investing Activities – Net cash flow from investing activities was an outflow of $461.0 million for the nine months ended September 30, 2014, as compared to an outflow of $69.8 million for the same period in 2013. The $391.2 million increase in cash outflow from investing activities relates primarily to (i) the $406.1 million of net mortgage investment made in 2014 compared to $2.9 million during the same period in 2013 and (ii) $47.5 million acquisitions made in 2014 compared to $2.4 million during the same period in 2013. Offsetting the increases of the cash outflow were: (i) in 2014 we had a net cash inflow of $1.2 million from other investments – net compared to a net cash outflow of $28.1 million for the same period in 2013, (ii) a decrease of $11.0 million in our capital renovation program investment compared to the same period of 2013, (iii) an increase of $1.8 million in proceeds from the sale of real estate in 2014 compared to the same period in 2013 and (iv) in September 2013 we funded a $15 million deposit for the proposed $525 million investment scheduled for Q4 2013.

Financing Activities – Net cash flow from financing activities was an inflow of $199.2 million for the nine months ended September 30, 2014 as compared to an outflow of $64.2 million for the same period in 2013. The $263.4 million change in financing activities was primarily a result of: (i) an increase in proceeds of $782.8 million in long term borrowings including (a) cash proceeds of $394 million from our 4.95% Senior Notes due 2024 issued in March 2014; (b) cash proceeds of $200 million on the 2013 Term Loan Facility in the first quarter of 2014 and (c) cash proceeds of $247.8 million from our 4.5% Senior Notes due 2025 issued in September 2014, as compared to (d) $59.4 million proceeds from HUD debt refinancing during the first quarter of 2013 and (ii) an increase in net proceeds of $18.4 million from our dividend reinvestment plan compared to the same period in 2013. Offsetting these increases were: (i) an increase in net payments of $265 million on the credit facility compared to the same period in 2013, (ii) an increase of $124.6 million in payments of long term borrowings primarily due to early extinguishment of $200 million 2013 Term Loan Facility and $38.0 million HUD mortgage loans payoff including routine HUD debt principal in 2014 as compared to a $113.4 million HUD mortgage payoff including routine HUD debt principal for the same period in 2013, (iii) dividend payments increased by $32.2 million due to an increase in number of shares outstanding and an increase of $0.12 per share in the common dividends and (iv) a decrease in net proceeds of $98.2 million from our common stock issued through our Equity Shelf Program compared to the same period in 2013.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.

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

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2013, with the Securities and Exchange Commission on February 11, 2014, which sets forth certain risk factors in Item 1A therein. In addition to the risk factors described therein, investors should consider the following risk factors arising from the proposed merger with Aviv.

Consummation of the Merger with Aviv is subject to certain conditions that may not be satisfied.

Consummation of the Merger with Aviv is subject certain conditions, including, among others:

●	the approval of the stockholders of both our company and Aviv;
●	the effectiveness of a registration statement covering the shares of common stock to be issued to the stockholders of Aviv;
●	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to certain materiality qualifiers;
●	the absence of certain legal impediments;
●	the receipt by each party of an opinion from each party’s respective counsel as to the tax treatment of the transaction;
●	the receipt by each party of an opinion as to the other party’s tax qualification as REIT;
●	the election to the Omega’s board of three directors designated by Aviv;
●	stockholder approval of an amendment to our Charter increasing the number of shares of common stock authorized to be issued;
●	the completion of a series of transactions resulting in the combination of the Aviv Operating Partnership with the Omega Operating Partnership, thereby creating an umbrella partnership REIT structure, or UPREIT, for Omega; and
●	certain other customary conditions.

We cannot provide any assurance that the Merger will be completed, or that there will not be a delay in the completion of the Merger. Any delay could, among other things, result in additional transaction costs, loss of revenue or other negative effects resulting from uncertainty about completion of the Merger. While the Merger Agreement is in force, we are subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain of our business strategies.

In the event the Merger Agreement is terminated or the transaction is materially delayed for any reason, the price of our common stock may be impacted. If the Merger Agreement is terminated, we may incur substantial fees in connection with the termination of the transactions and we will not recognize the anticipated benefits of the Merger. In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our operators, employees and others, or be subject to litigation commenced against us to perform our obligations under the Merger Agreement.

The anticipated benefits of the Merger with Aviv may not be realized fully and may take longer to realize than expected.

The success of the Merger will depend, in part, on the combined company’s ability to successfully integrate the businesses of the Company and Aviv, which currently operate as independent public companies, and realize the anticipated benefits, including synergies, cost savings, and economies of scale, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of the combined company’s common stock may be harmed.

The Merger is the largest and most significant acquisition the Company has undertaken. We will incur significant transaction and Merger-related costs in connection with the Merger and the integration process. We may encounter material challenges in connection with this integration process, including, without limitation:

●	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Merger;
●	managing a larger combined company;
●	integrating two unique corporate cultures, which may prove to be challenging;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
●	unforeseen expenses or delays associated with the Merger.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

We might need additional financing, which may not be available on favorable terms.

We intend to refinance substantially all of Aviv’s outstanding indebtedness. We currently anticipate that our available sources of liquidity, including borrowings under our revolving credit facility, are sufficient to finance all or substantially all of the transactions contemplated by the Merger Agreement. However, to the extent additional financing necessary or desirable, such additional financing may not be available on favorable terms, if at all. Our ability to obtain financing is generally not a condition to closing under the Merger Agreement unless the terms of the financing available would have a material adverse effect on the combined company. If we are unable to obtain sufficient financing or other sources of capital, we may be subject to significant monetary or other damages under the Merger Agreement.

The Merger will substantially reduce the percentage ownership interests of our current stockholders; it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

If the Merger is completed, the investors in Aviv and the Aviv Operating Partnership are expected to beneficially own approximately 30% of the common stock of the combined company after the Merger. Our expectations of the benefits of the Merger are based on preliminary estimates, which may materially change, due to additional transaction and integration-related costs, the failure to realize all of the benefits anticipated in the Merger, or unforeseen liabilities or other issues existing or arising with the business of Aviv or otherwise resulting from the Merger. All of these factors could cause dilution to our earnings per share and funds from operations or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of our common stock.

Item 6–Exhibits

Exhibit No.
2.1
Agreement and Plan of Merger, dated as of October 30, 2014, by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., OHI Healthcare Properties Limited Partnership, L.P., Aviv REIT, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).

4.1
Indenture, dated as of September 11, 2014, by and among Omega Healthcare Investors, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2014).

4.2
Registration Rights Agreement, dated as of September 11, 2014, by and among Omega Healthcare Investors, Inc., the subsidiary guarantors named therein, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Agricole Securities (USA) Inc. and RBS Securities Inc., collectively on behalf of the several Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 11, 2014).

10.1
Ownership Limit Waiver Agreement dated as of October 30, 2014 by and between Omega Healthcare Investors, Inc., and LG Aviv L.P (Incorporated by reference to Exhibit 10,1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	November 7, 2014	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	November 7, 2014	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

