Form 10-K
period 2014-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2015-02-27
CIK 888491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

The aggregate market value of the common stock of the registrant held by non-affiliates was $4,670,627,910.40 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value was computed using the $36.86 closing price per share for such stock on the New York Stock Exchange on such date.

As of February 13, 2015, there were 138,617,823 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014, is incorporated by reference in Part III herein.

OMEGA HEALTHCARE INVESTORS, INC.
2014 FORM 10-K ANNUAL REPORT

Item 1 – Business

Overview; Recent Events

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) was incorporated in the State of Maryland on March 31, 1992.  We are a self-administered real estate investment trust (“REIT”), investing in income producing healthcare facilities, principally long-term care facilities located throughout the United States.  We provide lease or mortgage financing to qualified operators of skilled nursing facilities (“SNFs”) and, to a lesser extent, assisted living facilities (“ALFs”), independent living facilities and rehabilitation and acute care facilities. We have historically financed investments through borrowings under our revolving credit facilities, private placements or public offerings of our debt and equity securities, the assumption of secured indebtedness, retention of cash flow, or a combination of these methods.

In 2014, we completed the following transactions totaling approximately $566 million in new investments:

●	$415 million of refinancing/consolidating mortgage loans with an existing operator. We entered into an agreement to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities. The new $415 million mortgage matures in 2029 and is secured by 31 facilities totaling 3,430 licensed beds all located in the State of Michigan. The new loan bears an initial annual cash interest rate of 9.0% and increases by 0.225% per year.

●	$112.5 million mortgage loan with an existing operator. The loan is secured by seven SNFs and two ALFs totaling 798 operating beds located in Pennsylvania (7) and Ohio (2). The loan is cross-defaulted and cross-collateralized with our existing master lease with the operator. The loan bears an initial annual cash interest rate of 9.5% and matures in January 2024.

●	$84.2 million of new investment with an existing operator. The investment included the purchase/leaseback of four ALFs. Two of these facilities are located in Pennsylvania, one in Oregon and one in Arkansas with a total of 371 beds. The new master lease has an initial annual cash yield of 6.0% with 2.5% annual escalators.

●	$34.6 million of new investments with an existing operator. The acquisitions consisted of 3 SNFs, one located in Georgia and two in South Carolina with a total of 345 beds. The facilities were combined into a 12 year master lease with an initial annual cash yield of 9.5%.

●	$8.2 million of new investment with an existing operator. The investment included the purchase/leaseback of one SNF in Texas totaling 125 beds.

●	$4.7 million of new investment with an existing operator. The investment included the purchase /leaseback of an ALF in Arizona totaling 90 beds.

●	$23.6 million of investments in our capital expenditure programs.

As of December 31, 2014, our portfolio of investments included 568 healthcare facilities located in 38 states and operated by 50 third-party operators.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  This portfolio was made up of:

●	474 SNFs, 23 ALFs and 11 specialty facilities;
●	fixed rate mortgages on 53 SNFs and two ALFs; and
●	five facilities and one parcel of land closed/held-for-sale.

As of December 31, 2014, our gross investments in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $4.4 billion.  In addition, we held miscellaneous investments of approximately $49.0 million at December 31, 2014, consisting primarily of secured loans to third-party operators of our facilities.

On October 30, 2014, we, along with our newly formed subsidiaries, OHI Healthcare Properties Holdco, Inc. (“Merger Sub”) and OHI Healthcare Properties Limited Partnership, L.P. (“Omega Operating Partnership”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aviv REIT, Inc. (“Aviv”) and Aviv Healthcare Properties Limited Partnership, L.P. (the “Aviv Operating Partnership”).   The Merger Agreement provides for the merger of Aviv with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly-owned subsidiary of Omega.  At the effective time of the Merger, and subject to the terms and conditions set forth in the Merger Agreement, each outstanding share of Aviv common stock shall be converted into the right to receive 0.90 of a share of Omega common stock.  In connection with the Merger, holders of limited partnership units of the Aviv Operating Partnership will receive units of the Omega Operating Partnership based on the same exchange ratio as provided for Aviv common stock in the Merger Agreement. Holders of Omega Operating Partnership units will have the right to tender their units for redemption at a redemption price equal to the fair market value of the Company’s common stock. The Company may generally elect to pay the redemption price for tendered Omega Operating Partnership units in cash or in shares of the Company common stock. We expect to complete the Merger early in the second quarter of 2015, subject to the terms and conditions of the Merger Agreement.

On February 9, 2015, we issued 10.925 million shares of our common stock in an underwritten public offering at a public offering price of $42.00 per share, before underwriting discounts and offering expenses. We intend to use the $439 million in net proceeds of the offering to redeem our outstanding $200 million aggregate principal amount 7.50% senior notes due 2020 (callable February 2015), repay outstanding borrowings under our revolving credit facility, and for general corporate purposes.

Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.omegahealthcare.com.  The contents of our website are not incorporated by reference herein or in any of our filings with the SEC.

Summary of Financial Information

The following table summarizes our revenues by asset category for 2014, 2013 and 2012.  (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 3 – Properties”, “Note 5 – Direct Financing Leases”, “Note 6 – Mortgage Notes Receivable” and “Note 7 – Other Investments”).

Revenues by Asset Category
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Core assets:
Rental income	$388,443	$375,135	$314,592
Income from direct financing leases	56,719	5,203	—
Mortgage interest income	53,007	29,351	30,446
Total core asset revenues	498,169	409,689	345,038
Other investment income - net	6,618	9,025	5,422
Total operating revenue	$504,787	$418,714	$350,460

The following table summarizes our real estate assets by asset category as of December 31, 2014 and 2013.

Assets by Category
(in thousands)

	As of December 31,
	2014	2013
Core assets:
Leased assets	$3,223,785	$3,099,547
Investment in direct financing leases	539,232	529,445
Mortgaged assets	648,079	241,515
Total core assets	4,411,096	3,870,507
Other investments	48,952	53,054
Total real estate assets before held for sale assets	4,460,048	3,923,561
Held for sale assets	12,792	1,356
Gross investments	$4,472,840	$3,924,917

Description of the Business

Investment Strategy.  We maintain a portfolio of long-term healthcare facilities and mortgages on healthcare facilities located throughout the United States.  Our investments are generally geographically diverse and operated by a diverse group of established, middle‑market healthcare operators that meet our standards for quality and experience of management and creditworthiness.  Our criteria for evaluating potential investments includes but is not limited to:

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

We prefer to invest in equity ownership of properties.  Due to regulatory, tax or other considerations, we may pursue alternative investment structures.  The following summarizes our primary investment structures.  The average annualized yields described below reflect existing contractual arrangements.  However, due to the nature of the long-term care industry, we cannot assure you that the operators of our facilities will meet their payment obligations in full or when due.  Therefore, the annualized yields as of January 1, 2015, set forth below, are not necessarily indicative of future yields, which may be lower.

Purchase/Leaseback.  In a purchase/leaseback transaction, we purchase a property from an operator and lease it back to the operator over a term typically ranging from 5 to 15 years, plus renewal options.  Our leases generally provide for minimum annual rentals that are subject to annual formula increases based on factors such as increases in the Consumer Price Index.  At January 1, 2015, our average annualized yield from leases was approximately 11.6%.

Direct Financing Leases.  In addition to our typical lease agreements, we provided four 50 year leases to an operator in connection with the Ark Holding purchase/leaseback transaction that occurred during the fourth quarter of 2013.  The leases are being accounted for as direct financing leases and include annual escalators of 2.5% beginning in year 5.  At January 1, 2015, our annualized yield from the direct financing leases was 10.6%.

Fixed-Rate Mortgages.  Our mortgages typically have a fixed interest rate for the mortgage term and are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. At January 1, 2015, our average annualized yield on these investments was approximately 9.5%.

The table set forth in “Item 2 – Properties” contains information regarding our properties and investments as of December 31, 2014.

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

Policies With Respect To Certain Activities.  With respect to our capital requirements, we typically rely on equity offerings, debt financing and retention of cash flow (subject to provisions in the Internal Revenue Code (the “Code”) concerning taxability of undistributed REIT taxable income), or a combination of these methods.  Our financing alternatives include bank borrowings, publicly or privately placed debt instruments, purchase money obligations to the sellers of assets or securitizations, any of which may be issued as secured or unsecured indebtedness.

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

Taxation

The following is a general summary of the material United States federal income tax considerations applicable to (i) us, (ii) the holders of our securities and (iii) our election to be taxed as a REIT. It is not tax advice. This summary is not intended to represent a detailed description of the United States federal income tax consequences applicable to a particular stockholder in view of any person’s particular circumstances, nor is it intended to represent a detailed description of the United States federal income tax consequences applicable to stockholders subject to special treatment under the federal income tax laws such as insurance companies, tax-exempt organizations, financial institutions, securities broker-dealers, investors in pass-through entities, expatriates and taxpayers subject to alternative minimum taxation.

The following discussion, to the extent it constitutes matters of law or legal conclusions (assuming the facts, representations and assumptions upon which the discussion is based are accurate), represents some of the material United States federal income tax considerations relevant to ownership of our securities. The sections of the Code relating to the qualification and operation as a REIT are highly technical and complex. The following sets forth certain material aspects of those sections. The information in this section is based on, and is qualified in its entirety by the Code; current, temporary and proposed Treasury Regulations promulgated under the Code; the legislative history of the Code; current administrative interpretations and practices of the Internal Revenue Service (“IRS”); and court decisions, in each case, as of the date of this report. In addition, the administrative interpretations and practices of the IRS include its practices and policies as expressed in private letter rulings, which are not binding on the IRS, except with respect to the particular taxpayers who requested and received those rulings.

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

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. However, we will be subject to certain federal income taxes as follows.  First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains; provided, however, that if we have a net capital gain, we will be taxed at regular corporate rates on our undistributed REIT taxable income, computed without regard to net capital gain and the deduction for capital gains dividends, plus a 35% tax on undistributed net capital gain, if our tax as thus computed is less than the tax computed in the regular manner. Second, under certain circumstances, we may be subject to the “alternative minimum tax” on our items of tax preference that we do not distribute or allocate to our stockholders. Third, if we have (i) net income from the sale or other disposition of “foreclosure property,” which is held primarily for sale to customers in the ordinary course of business, or (ii) other nonqualifying income from foreclosure property, we will be subject to tax at the highest regular corporate rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business by us, (i.e., when we are acting as a dealer), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless have maintained our qualification as a REIT because certain other remedial requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability. Sixth, if we should fail to distribute by the end of each year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, we will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary (“TRS”) that are not conducted on an arm’s-length basis. Eighth, if we acquire any asset that is defined as a “built-in gain asset” from a C corporation that is not a REIT (i.e., generally a corporation subject to full corporate-level tax) in a transaction in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset (or any other property) in the hands of the C corporation, and we recognize gain on the disposition of such asset during the 10-year period beginning on the date on which such asset was acquired by us (such period, the “recognition period”), then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset on the date such asset was acquired by us over (b) our adjusted basis in such asset on such date), our recognized gain will be subject to tax at the highest regular corporate rate. The results described above with respect to the recognition of built-in gain assume that we will not make an election pursuant to Treasury Regulations Section 1.337(d)-7(c)(5).

Ownership of Partnership Interest.  In the case of a REIT that is a direct or indirect partner in a partnership or other entity taxable as a partnership for U.S. federal income tax purposes, the Treasury Regulations provide that the REIT is deemed to own its proportionate share of the partnership’s assets, and to earn its proportionate share of the partnership’s income for purposes of the asset and gross income tests applicable to REITs as described below. Similarly, the assets and gross income of the partnership are deemed to retain the same character in the hands of the REIT.

In connection with the pending Merger, the assets of the Aviv Operating Partnership, will be combined with the Company’s assets under the Omega Operating Partnership. Thus, the Company’s proportionate share of the assets, liabilities, and items of income in the Omega Operating Partnership will be treated as the Company’s assets, liabilities, and items of income for purposes of applying the REIT requirements described below. A summary of certain rules governing the United States federal income taxation of partnerships and their partners is provided below in “Tax Aspects of Investments in the Omega Operating Partnership.”

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

Interest on debt secured by mortgages on real property or on interests in real property generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property.  A modification of a mortgage loan, if it is deemed significant for income tax purposes, could be considered to be the deemed issuance of a new mortgage loan that is subject to re-testing under these rules, with the possible re-characterization of the mortgage interest on such loan as non-qualifying income for purposes of the 75% gross income test (but not the 95% gross income test, which is discussed below), as well as non-qualifying assets under the asset test (discussed below) and the deemed exchange of the modified loan for the new loan could result in imposition of the 100% prohibited transaction tax (also discussed below). The IRS recently issued guidance providing relief in the case of certain existing mortgage loans held by a REIT that are modified in response to these market conditions such that (i) the modified mortgage loan need not be re-tested for purposes of determining whether the income from the mortgage loan continues to be qualified income for purposes of the 75% gross income test or whether the mortgage loan retains its character as a qualified REIT asset for purposes of the asset test (discussed below), and (ii) the modification of the loan will not be treated as a prohibited transaction. At present, we do not hold any mortgage loans that have been modified, which would require us to take advantage of these rules for special relief.  We monitor our mortgage loans and direct financing leases for compliance with the above rules.

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

The definition of foreclosure property includes any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property. We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted). However, we do not currently own any property with respect to which we have made foreclosure property elections.  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e). Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return. Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account. In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status. In certain cases, we operated these facilities through a taxable REIT subsidiary. For those properties operated through the taxable REIT subsidiary, we utilized an eligible independent contractor to conduct day-to-day operations to maintain REIT status. As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT. Through our 2014 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.  We cannot predict whether, in the future, our income from foreclosure property will be significant and whether we could be required to pay a significant amount of tax on that income.

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred to acquire or carry “real estate assets,” any periodic income or gain from the disposition of that contract should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. Accordingly, our income and gain from our interest rate swap agreements generally is qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that we hedge with other types of financial instruments, or in other situations, it is not entirely clear how the income from those transactions will be treated for purposes of the gross income tests. We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. For tax years beginning after 2004, we were no longer required to include income from hedging transactions in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 95% gross income test and we are no longer required to include in gross income (i.e., not included in either the numerator or the denominator) for purposes of the 75% gross income test any gross income from any hedging transaction entered into after July 30, 2008.  We did not engage in hedge transactions in 2011, 2012, 2013, or 2014.

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

●  95% of our REIT capital gain income for such year; and

●  any undistributed taxable income from prior periods,

we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year. If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% excise tax described above. We have made, and we intend to continue to make, timely distributions sufficient to satisfy the annual distribution requirements. We may also be entitled to pay and deduct deficiency dividends in later years as a relief measure to correct errors in determining our taxable income. Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest to the IRS based upon the amount of any deduction we take for deficiency dividends.

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

Reasonable Cause Savings Clause. We may avoid disqualification in the event of a failure to meet certain requirements for REIT qualification if the failures are due to reasonable cause and not willful neglect, and if the REIT pays a penalty of $50,000 for each such failure. This reasonable cause safe harbor is not available for failures to meet the 95% and 75% gross income tests or the assets tests.

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

Tax Aspects of Investments in the Omega Operating Partnership.  After the pending Merger and partnership combination, the Company will hold substantially all of its real estate assets through the Omega Operating Partnership, an “operating partnership” that holds pass-through subsidiaries. In general, an entity classified as a partnership (or a disregarded entity) for United States federal income tax purposes is a “pass-through” entity that is not subject to United States federal income tax. Rather, partners or members are allocated their proportionate shares of the items of income, gain, loss, deduction, and credit of the entity, and are potentially subject to tax on these items, without regard to whether the partners or members receive a distribution from the entity. Thus, the Company would include in its income its proportionate share of these income items for purposes of the various REIT income tests and in the computation of the Company’s REIT taxable income. Moreover, for purposes of the REIT asset tests, the Company would include its proportionate share of the assets held by the Omega Operating Partnership. Consequently, to the extent that the Company holds an equity interest in a partnership, the partnership’s assets and operations may affect the Company’s ability to qualify as a REIT.

The Company’s investment in the Omega Operating Partnership involves special tax considerations, including the possibility of a challenge by the IRS of the tax status of such partnership. If the IRS were to successfully treat the Omega Operating Partnership as an association or publicly traded partnership taxable as a corporation, as opposed to a partnership, for United States federal income tax purposes, the Omega Operating Partnership would be subject to an entity-level tax on its income. In such a situation, the character of the Company’s assets and items of gross income would change and could preclude the Company from satisfying the REIT asset tests or the gross income tests as discussed in “Income Tests” and “Asset Tests” above, which in turn could prevent the Company from qualifying as a REIT unless the Company is eligible for relief from the violation pursuant to relief provisions described above. See  “Income Tests” and “Asset Tests,” and “Failure to Qualify” above, for a discussion of the effect of the Company’s failure to meet these tests for a taxable year, and of the relief provisions. Furthermore, any change in the status of the Omega Operating Partnership for United States federal income tax purposes could be treated as a taxable event, in which case the Company could have taxable income that is subject to the REIT distribution requirements without receiving any cash.

Under the Code and Treasury Regulations, income, gain, loss, and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for an interest in the partnership must be allocated for United States federal income tax purposes in a manner such that the contributing partner is charged with, or benefits from, the unrealized gain or unrealized loss associated with the property at the time of the contribution. The amount of the unrealized gain or unrealized loss is generally equal to the difference between the fair market value of the contributed property at the time of contribution, and the adjusted tax basis of such property at the time of contribution. Such allocations are solely for United States federal income tax purposes and do not affect other economic or legal arrangements among the partners. These rules may apply to a contribution of property by the Company to the Omega Operating Partnership. To the extent that the Omega Operating Partnership acquires appreciated (or depreciated) properties by way of capital contributions from its partners, allocations would need to be made in a manner consistent with these requirements. Where a partner contributes cash to a partnership at a time at which the partnership holds appreciated (or depreciated) property, the Treasury Regulations provide for a similar allocation of these items to the other (i.e., non-contributing) partners.  As a result, partners, including the Company, could be allocated greater or lesser amounts of depreciation and taxable income in respect of the partnership’s properties than would be the case if all of the partnership’s assets (including any contributed assets) had a tax basis equal to their fair market values at the time of any contributions to that partnership. This could cause the Company to recognize taxable income in excess of cash flow from the partnership, which might adversely affect the Company’s ability to comply with the REIT distribution requirements discussed above.

Qualified REIT Subsidiaries. We own and operate a number of properties through qualified REIT subsidiaries (“QRSs”). The QRSs are treated as qualified REIT subsidiaries under the Code. Code Section 856(i) provides that a corporation that is a qualified REIT subsidiary shall not be treated as a separate corporation, and all assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and such items (as the case may be) of the REIT. Thus, in applying the tests for REIT qualification described above, the QRSs will be ignored, and all assets, liabilities and items of income, deduction, and credit of such QRSs will be treated as our assets, liabilities and items of income, deduction, and credit.

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

However, on June 28, 2012, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. Over half of the states have expanded or are expanding Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions. HHS has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents.  Iowa, Michigan and Pennsylvania have also secured waivers, and Indiana has a pending waiver for alternative Medicaid expansion plans.

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

Office of the Inspector General Activities.  The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2015, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes.  Reviews of Medicare Part A and Part B payments and services for SNFs will focus on the following:  (1) (new) monitor Part B billings for abuse during non-Part A stays; (2) billing patterns for Part B services; (3) state agency verification of deficiency corrections; (4) background checks for employees; and (5) hospitalization of residents for manageable and preventable conditions. The OIG will also continue its efforts in addressing fraud and abuse.  While we cannot predict the results of the OIG’s activities, the projects could result in further scrutiny and/or oversight of nursing homes.

The OIG has identified one of its top management and performance challenges as using enforcement actions against SNFs that render substandard care. State Medicaid Fraud Units, which receive oversight and funding from the OIG are devoting substantial resources to investigating and prosecuting abuse and neglect in Medicaid-funded SNFs. To date, the OIG has placed almost 40 nursing home companies (greater than 750 SNFs) under corporate integrity agreements that include quality-monitoring provisions.

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

The federal anti-kickback statute is a criminal statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration in return for, to induce or to arrange for the referral of individuals for any item or service payable by a federal or state healthcare program. There is also a civil analogue. States also have enacted similar statutes covering Medicaid payments, and some states have broader statutes. Some enforcement efforts have targeted relationships between SNFs and ancillary providers, relationships between SNFs and referral sources for SNFs and relationships between SNFs and facilities for which the SNFs serve as referral sources. The federal self-referral law, commonly known as the “Stark Law,” is a civil statute that prohibits a physician from making referrals to an entity for “designated health services” if the physician has a financial relationship with the entity. Some of the services provided in SNFs are classified as designated health services. There are also criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, as well as failing to refund overpayments or improper payments. Violation of the anti-kickback statute or Stark Law may form the basis for a federal False Claims Act (“FCA”) violation. With increased frequency, the federal government is relying on a “worthless services” theory of liability in FCA cases. The allegations are that the SNF charged the government for something of value that it knowingly didn’t provide.

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

Privacy. Our operators are subject to various federal, state and local laws and regulations designed to protect the confidentiality and security of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended, the Health Information Technology for Economic and Clinical Health Act, and the corresponding regulations promulgated thereunder (“HIPAA”).  On January 25, 2013, the Office for Civil Rights issued a final rule modifying HIPAA to increase the requirements on our operators.  Some of the new requirements include, among other things: making business associates subject to the HIPAA Privacy and Security Rules which will require new business associate agreements; changes in determining whether a breach of unsecured protected health information occurred; new requirements for the Notice of Privacy Practices; and decreasing the time to disclose protected health information and requiring disclosures to be electronic under certain conditions.  HHS has been conducting audits of covered entities to evaluate compliance with HIPAA, and it will continue its audit program in 2015 which will also include business associates and will focus on security risk assessments.

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

Executive Officers of Our Company

As of February 1, 2015, the executive officers of our company were as follows:

C. Taylor Pickett (53) is our Chief Executive Officer and has served in this capacity since June 2001.  Mr. Pickett has also served as Director of the Company since May 30, 2002.  Mr. Pickett’s term as a Director expires in 2017.  Mr. Pickett has also been a member of the board of trustees of Corporate Office Properties Trust, an office REIT focusing on U.S. government agencies and defense contractors, since November 2013.  Mr. Pickett is also a Director of Atherio, a technology, outsourcing, consulting and managed services company.  From January 1993 to June 2001, Mr. Pickett served as a member of the senior management team of Integrated Health Services, Inc., most recently as Executive Vice President and Chief Financial Officer.  Prior to joining Integrated Health Services, Inc. Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.

Daniel J. Booth (51) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., most recently serving as Senior Vice President, Finance.  Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

R. Lee Crabill, Jr. (61) is our Senior Vice President of Operations and has served in this capacity since July 2001.  From 1997 to 2000, Mr. Crabill served as a Senior Vice President of Operations at Mariner Post‑Acute Network, Inc.  Prior to joining Mariner Post‑Acute Network, Inc., Mr. Crabill served as an Executive Vice President of Operations at Beverly Enterprises, Inc.

Robert O. Stephenson (51) is our Chief Financial Officer and has served in this capacity since August 2001.  From 1996 to July 2001, Mr. Stephenson served as the Senior Vice President and Treasurer of Integrated Health Services, Inc.  Prior to joining Integrated Health Services, Inc., Mr. Stephenson held various positions at CSX Intermodal, Inc., Martin Marietta Corporation and Electronic Data Systems.

Michael D. Ritz (46) is our Chief Accounting Officer and has served in this capacity since February 2007.  From April 2005 to February 2007, Mr. Ritz served as the Vice President, Accounting & Assistant Corporate Controller of Newell Rubbermaid Inc., and from August 2002 to April 2005, Mr. Ritz served as the Director, Financial Reporting of Newell Rubbermaid Inc.  From July 2001 through August 2002, Mr. Ritz served as the Director of Accounting and Controller of Novavax Inc.

As of December 31, 2014, we had 27 full-time employees, including the five executive officers listed above.

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

Risks Related to the Proposed Merger with Aviv

In addition to the risks related to our operators, our operations and our stock described below, the following are additional risks related to the announced proposed Merger with Aviv.

The pendency of the Merger could adversely affect the business and operations of the Company and Aviv.

In connection with the pending Merger, some tenants, operators, borrowers, managers or vendors may delay or defer decisions related to their business dealings with Aviv and the Company, which could negatively impact the revenues, earnings, cash flows or expenses of Aviv and the Company, regardless of whether the Merger is completed. Similarly, employees of Aviv and the Company may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect the ability of Aviv and the Company to attract and retain key personnel during the pendency of the Merger. In addition, due to operating covenants in the Merger Agreement, each of the Company and Aviv may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business without the consent of the other, even if such actions would prove beneficial to the Company or Aviv, respectively.

The ownership percentage of the Company’s stockholders will be diluted by the Merger.

The Merger will dilute the ownership percentage of the Company’s stockholders.  Upon completion of the Merger, the Company estimates that legacy Company stockholders will own approximately 70% of the outstanding Company common stock on a fully diluted basis and former Aviv investors will own approximately 30% of the outstanding Company common stock on a fully diluted basis.  Consequently, the Company’s current stockholders, as a general matter, may have less influence over the management and policies of the Company after the effective time of the Merger than they currently exercise over the management and policies of the Company.

Failure to complete the Merger could have material adverse effects on the Company.

There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

●	the Company being required, under certain circumstances, to incur certain transaction costs, regardless of whether the Merger closes;
●	diversion of Company management focus and resources from operational matters and other strategic opportunities while working to implement the Merger; and
●	the market price of shares of Company common stock could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the transactions contemplated by the Merger Agreement will be completed.

The exchange ratio is fixed and will not be adjusted in the event of any change in either the Company’s or Aviv’s stock price.

Upon the closing of the Merger, each share of Aviv common stock will be converted into the right to receive 0.90 of a share of Company common stock, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Company common stock or Aviv common stock. Changes in the price of Company common stock prior to the Merger will affect the market value of the Merger consideration that Aviv stockholders will receive on the date of the Merger. Stock price changes may result from a variety of factors (many of which are beyond either company’s control), including the following:

●	market reaction to the announcement of the Merger;
●	changes in the business, operation, assets, liabilities, financial position and prospects of either company or in market assessments thereof;
●	changes in the operating performance of the Company, Aviv or similar companies;

●	changes in market valuations of similar companies;
●	market assessments of the likelihood that the Merger will be completed;
●	interest rates, general market and economic conditions and other factors generally affecting the price of the Company’s and Aviv’s common stock;
●	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Aviv and the Company operate;
●	dissident stockholder activity;
●	changes that affect the Company’s and Aviv’s industry, the U.S. or global economy, or capital, financial or securities markets generally; and
●	other factors beyond the control of either the Company or Aviv.

Tax Risks Related to the Proposed Merger with Aviv

The Company may incur adverse tax consequences if Aviv has failed or fails to qualify as a REIT for United States federal income tax purposes.

Each of the Company and Aviv has operated in a manner that it believes has allowed it to qualify as a REIT for United States federal income tax purposes under the Code and intends to continue to do so through the time of the Merger. The Company intends to operate in a manner that it believes allows it to qualify as a REIT after the Merger. Neither the Company nor Aviv has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (which the Company will do after the Merger). The determination of various factual matters and circumstances not entirely within the control of the Company or Aviv may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of the Company and Aviv must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any capital gains.

If Aviv has failed or fails to qualify as a REIT for United States federal income tax purposes and the Merger is completed, the Company may inherit significant tax liabilities and could lose its REIT status. Even if the Company retains its REIT status, if Aviv loses its REIT status for a taxable year before the Merger or that includes the Merger, the Company will face serious tax consequences that could substantially reduce its cash available for distribution to its stockholders because:

●	the Company, as the successor by Merger to Aviv, would generally inherit any corporate income tax liabilities of Aviv, including penalties and interest; the Company would be subject to tax on the built-in gain on each asset of Aviv existing at the time of the Merger if Omega were to dispose of an Aviv asset during a specified period (generally ten years) following the Merger; and
●	the Company could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including penalties and interest payments to the IRS) to eliminate any earnings and profits accumulated by Aviv for taxable periods that it did not qualify as a REIT.

As a result of these factors, Aviv’s failure before the Merger to qualify as a REIT could impair the Company’s ability after the Merger to expand its business and raise capital, and could materially adversely affect the value of the Company’s common stock.

Finally, Aviv has availed itself of the self-determination provisions and the deficiency dividend procedures under the REIT sections of the Code and supporting Treasury Regulations and IRS pronouncements to remedy certain potential technical violations of the REIT requirements. If there is an adjustment to Aviv’s REIT taxable income or dividends paid deductions as a result of Aviv taking such action, or other determinations by the IRS, the Company could be required to further implement the deficiency dividend procedures in order to maintain Aviv’s REIT status or take other steps to remedy any past non-compliance by Aviv. Any such further implementation of the deficiency dividend procedures could require the Company to make significant distributions to its stockholders and to pay significant penalties and interest to the IRS, which could impair the Company’s ability after the Merger to expand its business and raise capital, reduce its cash available for distribution to its stockholders and materially adversely affect the value of the Company’s common stock.

Risk Factors Relating to the Company Following the Merger

If the proposed Merger closes, we will face various additional risks.

If the proposed Merger closes, the Company will face various additional risks, including, among others, the following:

●	the Company expects to incur substantial expenses related to the Merger;
●	following the Merger, the Company may be unable to integrate the businesses of the Company and Aviv successfully and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe;
●	following the Merger, the Company may be unable to retain key employees;
●	the future results of the Company will suffer if the Company does not effectively manage its expanded operations following the Merger; and
●	counterparties to certain significant agreements with the Company or Aviv may exercise contractual rights under such agreements in connection with the Merger.

Any of these risks could adversely affect the business and financial results of the Company.

If the proposed Merger closes, there will be additional risks relating to an investment in our common stock.

The results of operations of the Company, as well as the market price of the common stock of the Company, after the Merger may be affected by other factors in addition to those currently affecting the Company’s results of operations and the market prices of the Company’s common stock.  Such factors include:

●	there will be a greater number of shares of the Company common stock outstanding as compared to the number of currently outstanding shares of Company common stock;
●	there will be different stockholders;
●	there will be different assets and capitalizations;
●	the market price of the Company’s common stock may decline as a result of the Merger;
●	the Company cannot assure you that it will be able to continue paying dividends at or above the rate currently paid by the Company;
●	the Company may need to incur additional indebtedness in the future;
●	the Company may incur adverse tax consequences if the Company or Aviv has failed or fails to qualify as a REIT for U.S. federal income tax purposes; and
●	in certain circumstances, even if the Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the Company’s funds available for distribution to shareholders.

An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Stockholders of Aviv have filed lawsuits challenging the Merger, which may name the Company as a defendant. As of January 30, 2015, four lawsuits have been filed by purported stockholders of Aviv. All of these lawsuits name Aviv, the Aviv board of directors, the Aviv Operating Partnership, the Company, the Merger Sub and the Omega Operating Partnership as defendants. All of the named plaintiffs claim to be Aviv stockholders and purport to represent all holders of Aviv common stock. Each complaint generally alleges that the Aviv board of directors breached fiduciary duties owed to the plaintiffs and the other public stockholders of Aviv, and that the Company, the Merger Sub and/or the Omega Operating Partnership aided and abetted those breaches. Several of these complaints assert both direct and derivative claims. Among other remedies, the complaints seek injunctive relief prohibiting the defendants from completing the proposed Merger or, in the event that an injunction is not awarded, unspecified money damages, costs and attorneys’ fees. The four lawsuits have been consolidated into a single action that is pending in the Circuit Court for Baltimore City, State of Maryland.

We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the completion of the Merger in the expected timeframe, or may prevent it from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the Company’s business.

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

At December 31, 2014, we had investments with one operator and/or manager that exceeded 10% of our total investments: New Ark Investment, Inc. (“New Ark”) (13%).  No other operator represents more than 10% of our investments at December 31, 2014.

For the year ended December 31, 2014, our revenues from operations totaled $504.8 million, of which approximately $58.6 million were from New Ark (12%) and $55.2 million were from Genesis (11%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2014.

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

Uninsured losses or losses in excess of our operators’ insurance coverage could adversely affect our financial position and our cash flow.

Under the terms of our leases, our operators are required to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications, limits and deductibles set forth in the leases or other written agreements between us and the operator. However, our properties may be adversely affected by casualty losses which exceed insurance coverages and reserves. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flows from, the property. Even if it were practicable to restore the property to its condition prior to the damage caused by a major casualty, the operations of the affected property would likely be suspended for a considerable period of time. In the event of any substantial loss affecting a property, disputes over insurance claims could arise.

Risks Related to Us and Our Operations Regardless of Whether the Proposed Merger with Aviv is Consummated

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

Our charter and bylaws contain various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions. Our Board of Directors is divided into three classes and the members of our Board of Directors are currently elected for terms that are staggered. Although our Board of Directors has recommended that our stockholders approve an amendment to our charter to provide for the annual election of directors, we cannot assure you that such amendment will be approved by the requisite vote of stockholders. Our Board of Directors also has the authority to issue additional shares of preferred stock and to fix the preferences, rights and limitations of the preferred stock without stockholder approval. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities and/or result in the delay, deferral or prevention of a change in control or other transactions that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock.

The Company is exposed to risks associated with entering new geographic markets.

The Company’s acquisition and development activities may involve entering geographic markets where the Company has not previously had a presence. The construction and/or acquisition of properties in new geographic areas involves risks, including the risk that the property will not perform as anticipated and the risk that any actual costs for site development and improvements identified in the pre-construction or pre-acquisition due diligence process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for investment opportunities that meet management’s investment criteria, as well as risks associated with obtaining financing for acquisition activities, if necessary.

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

Failure to properly manage our rapid growth could distract our management or increase our expenses.

We have experienced rapid growth and development in a relatively short period of time and expect to continue this rapid growth in the future. This growth has resulted in increased levels of responsibility for our management. Future property acquisitions could place significant additional demands on, and require us to expand, our management, resources and personnel. Our failure to manage any such rapid growth effectively could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to stockholders and the trading price of our common stock. Our growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

At December 31, 2014, our real estate investments included long-term care facilities and rehabilitation hospital investments, either in the form of purchased facilities and direct financing leased facilities that are leased to operators or other affiliates, mortgages on facilities that are operated by the mortgagors or their affiliates and facilities subject to leasehold interests.  The properties are located in 38 states and are operated by 50 operators.  We use the term “operator” to refer to our tenants and mortgagees and their affiliates who manage and/or operate our properties.  In some cases, our tenants and mortgagees contract with a healthcare operator to operate the facilities.  The following table summarizes our property investments as of December 31, 2014:

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Investment (in thousands)
Leased Facilities(1)

Genesis HealthCare	5,774	51	$342,033
Health and Hospital Corporation	4,606	44	304,719
CommuniCare Health Services, Inc.	3,340	28	277,987
Airamid Health Management	4,418	37	255,125
Signature Holdings II, LLC	3,309	32	238,816
S&F Management Company, LLC	1,920	15	217,073
Capital Funding Group, Inc.	2,226	21	216,278
Gulf Coast Master Tenant I, LLC	2,254	18	156,936
Guardian LTC Management Inc.	1,679	23	125,971
Consulate Health Care	2,023	17	117,654
Diversicare Healthcare Services	2,726	23	103,093
Nexion Health Inc.	2,095	19	92,064
Affiliates of Persimmon Ventures, LLC & White Pine Holdings, LLC	757	5	83,940
Essex Healthcare Corporation	1,236	13	83,564
TenInOne Acquisition Group, LLC	1,451	10	82,617
Swain/Herzog	1,008	9	59,746
Mark Ide Limited Liability Company	1,085	12	46,771
Southern Administrative Services, LLC	1,084	11	44,843
Sava Senior Care, LLC	469	3	36,970
New ARK Investments, Inc.	345	3	34,600
Haven Health Group of AZ	476	6	33,426
Pinon Management, Inc.	517	6	30,390
StoneGate Senior Care LP	633	6	29,783
Fundamental Long Term Care Holding, LLC	381	3	23,961
Daybreak Venture, LLC	483	5	21,292
Rest Haven Nursing Center Inc.	176	1	14,400
Health Systems of Oklahoma LLC	407	3	12,470
Washington N&R	239	2	12,152
Care Initiatives, Inc.	188	1	10,347
Adcare Health Systems	301	2	10,000
Ensign Group, Inc.	271	3	9,656
Lakeland Investors, LLC	274	1	9,625
Infinity Health Care Management	200	2	9,547
Community Eldercare Services, LLC	100	1	7,572
Southwest LTC	150	1	6,840
Longwood Management Corporation	185	2	6,448
Crowne Management, LLC	172	1	6,351
EmpRes Healthcare Management, LLC	105	1	6,294
Elite Senior Living, Inc.	105	1	5,893
AMFM, LLC	150	2	5,786
Sante MC OP Co, LLC	52	1	5,728
Country Villa Claremont Healthcare Center, Inc.	99	1	4,546
HMS Holdings at Texarkana, LLC	114	1	4,281
Hoosier Enterprises Inc.	47	1	3,622
Laurel	112	1	3,554
Generations Healthcare, Inc.	59	1	3,007
Hickory Creek Healthcare Foundation	63	1	2,835
Diamond Care Vida Encantada, LLC	102	1	2,028
Closed Facilities	-	2	1,151
	49,966	454	3,223,785
Assets Held for Sale
Genesis Healthcare	123	1	6,000
Sava Senior Care, LLC	98	1	3,234
Laurel	123	1	2,888
Parcel of Land	-	-	670
	344	3	12,792

Investment Structure/Operator	Number of Operating Beds	Number of Facilities	Gross Investment (in thousands)

Investment in Direct Financing Leases
New Ark Investment, Inc.	5,440	56	539,232
	5,440	56	539,232
Fixed - Rate Mortgages(2)

Ciena Healthcare	3,383	31	415,876
Guardian LTC Management, Inc.	798	9	112,500
CommuniCare Health Services, Inc.	1,028	8	77,323
Affiliates of Persimmon Ventures, LLC & White Pine Holdings, LLC	412	4	26,500
Meridian	240	3	15,880
	5,861	55	648,079

Total	61,611	568	$4,423,888

(1)  Certain of our lease agreements contain purchase options that permit the lessees to purchase the underlying properties from us.
(2)  In general, many of our mortgages contain prepayment provisions that permit prepayment of the outstanding principal amounts thereunder.

The following table presents the concentration of our facilities by state as of December 31, 2014:

	Number of Facilities	Number of Operating Beds	Gross Investment (in thousands)	% of Gross Investment
Florida	86	10,126	$621,153	14.0%
Michigan	35	3,782	453,876	10.3
Ohio (1)	52	5,457	384,672	8.7
Indiana	55	5,371	343,735	7.8
Pennsylvania	34	3,065	327,758	7.4
Mississippi	19	2,017	222,486	5.0
South Carolina	18	1,630	198,947	4.5
Texas (1)	40	4,596	192,352	4.4
California	22	2,367	187,032	4.2
Maryland	16	2,068	174,077	3.9
Arkansas	24	2,510	161,409	3.7
Tennessee	18	2,460	151,228	3.4
Arizona	11	1,077	102,769	2.3
Colorado	12	1,297	79,659	1.8
West Virginia	11	1,255	75,796	1.7
Georgia	8	967	72,634	1.6
Kentucky	15	1,215	68,211	1.5
North Carolina	11	1,290	67,196	1.5
Virginia	4	527	64,631	1.5
Massachusetts	8	779	57,347	1.3
Louisiana	13	1,418	56,796	1.3
Alabama	10	1,259	54,440	1.2
Rhode Island	4	558	43,534	1.0
Idaho	6	598	33,714	0.8
Wisconsin	4	526	30,562	0.7
Oklahoma	4	511	24,137	0.5
Nevada	3	381	23,961	0.5
New Hampshire	3	221	23,082	0.5
Washington	3	270	21,580	0.5
Iowa	3	359	21,202	0.5
Utah	3	287	16,873	0.4
Oregon	2	141	16,448	0.4
Illinois	4	446	14,406	0.3
Vermont (1)	2	238	12,925	0.3
Missouri	2	239	12,152	0.3
New Mexico	2	221	7,228	0.2
Kansas	1	82	3,210	0.1
Connecticut (1)	-	-	670	-
Total	568	61,611	$4,423,888	100%

(1)  These states each include a facility/property that is classified as held-for-sale as of December 31, 2014.

Geographically Diverse Property Portfolio.  Our portfolio of properties is broadly diversified by geographic location.  Our portfolio includes healthcare properties located in 38 states.  In addition, the majority of our 2014 rental, direct financing lease and mortgage income was derived from facilities in states that require state approval for development and expansion of healthcare facilities.  We believe that such state approvals may limit competition for our operators and enhance the value of our properties.
Large Number of Tenants.  Our facilities are operated by 50 different public and private healthcare providers and/or managers.  Except for New Ark Investment, Inc. (“Ark”) (13%), Ciena Healthcare (9%), CommuniCare Health Services, Inc. (8%), Genesis HealthCare (8%), Health and Hospital Corporation (7%), subsidiaries and affiliates of Airamid Health Management (6%), Signature Holdings II, LLC (5%) and Guardian LTC Management Inc. (5%) which together hold approximately 61% of our portfolio (by investment), no other single tenant holds greater than 5% of our portfolio (by investment).

Significant Number of Long-term Leases and Mortgage Loans.  At December 31, 2014, approximately 75% of our operating leases, 100% of our mortgages and 100% of our direct financing leases have primary terms that expire after 2019.  The majority of our leased real estate properties are leased under provisions of master lease agreements.  We also lease facilities under single facility leases.  The initial terms of both types of leases typically range from 5 to 15 years, plus renewal options with the exception of our investment in the Ark leases which are 50 year leases and expire in 2063.

All of our leased properties are leased under long term, triple-net leases. The following table displays the expiration of the annualized straight-line rental revenues under our operating lease agreements as of December 31, 2014 by year without giving effect to any renewal options:

Expiration Year	Annualized Straight-line Rental Revenue Expiring	Number of Leases Expiring
($ in thousands)
2015	1,865	4
2016	1,087	1
2017	7,049	5
2018	37,258	6
2019	-	-
2020	2,257	3
2021	31,802	3
2022	55,131	7
2023	72,017	11
2024	56,224	8
2025	79,817	8
Thereafter	54,822	8
Total	$399,329	64

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

Four putative class actions have been filed by purported stockholders of Aviv against Aviv, its directors, the Company and Merger Sub challenging the Merger. The lawsuits seek injunctive relief preventing the parties from consummating the Merger, rescission of the transactions contemplated by the Merger Agreement, imposition of a constructive trust in favor of the class upon any benefits improperly received by the defendants, compensatory damages, and litigation costs including attorneys’ fees. The four cases have been transferred to the Business and Technology Case Management Program of the Circuit Court, Baltimore City, Maryland. The plaintiffs in each case amended their complaints to add allegations that the disclosures in the Form S-4 filed with the Securities and Exchange Commission on January 5, 2015 in connection with the Merger, are inadequate to allow Aviv shareholders to make an informed decision whether to approve the Merger. On January 28, 2015, the court entered a stipulated consolidation order consolidating the four lawsuits into a single proceeding styled In re Aviv REIT Inc. Stockholder Litigation, Case No. 24-C-14-006352. On February 6, 2015, the parties filed a stipulation providing that the Second Amended Complaint filed by plaintiff Andrew Wolf shall serve as the operative consolidated complaint. On the same date, (1) Aviv, the Aviv Partnership and the Aviv directors filed a motion to dismiss the consolidated complaint and (2) the Company, Merger Sub and the Omega Operating Partnership separately moved to dismiss the consolidated complaint as to them. The plaintiffs have moved to expedite the discovery period. A hearing to consider the motions to dismiss and the plaintiffs’ request to expedite discovery has been scheduled for February 27, 2015.

The Company believes that these actions have no merit and intend to defend vigorously against them.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the New York Stock Exchange under the symbol “OHI.”  The following table sets forth, for the periods shown, the high and low prices as reported on the New York Stock Exchange Composite for the periods indicated and cash dividends per common share:

2014				2013

Quarter	High	Low	Dividends Per Share	Quarter	High	Low	Dividends Per Share
First	$33.89	$29.32	$0.49	First	$30.53	$24.13	$0.45
Second	38.33	33.22	0.50	Second	38.41	28.32	0.46
Third	39.31	33.69	0.51	Third	34.29	27.37	0.47
Fourth	40.74	33.89	0.52	Fourth	34.00	29.66	0.48
			$2.02				$1.86

The closing price for our common stock on the New York Stock Exchange on February 13, 2015 was $40.61 per share. As of February 13, 2015 there were 138,617,823 shares of common stock outstanding with approximately 2,741 registered holders.

The following table provides information about shares available for future issuance under our equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	1,114,844	$—	2,646,977
Equity compensation plans not approved by security holders	—	—	—
Total	1,114,844	$—	2,646,977

(1)	Reflects (i) a maximum of 541,045 shares that could be issued if certain performance conditions are achieved related to the December 31, 2013 award of performance restricted stock units, (ii) a maximum of 309,168 shares that could be issued if certain performance condition are achieved related to the January 1, 2014 award of performance restricted stock units, (iii) 122,137 restricted stock units that were granted on January 1, 2014, and (iv) 142,494 restricted stock units that were granted on December 31, 2013.
(2)	No exercise price is payable with respect to the restricted stock units and performance restricted stock units.
(3)	Reflects shares of common stock remaining available for future awards under our 2013 Stock Incentive Plans.

During the fourth quarter of 2014, we purchased 53,239 outstanding shares of our common stock from employees to pay the withholding taxes related to the vesting of restricted stock.

Issuer Purchases of Common Stock

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under these Plans or Programs
October 1, 2014 to October 31, 2014	17,337	$34.19	-	-
November 1, 2014 to November 30, 2014	-	-	-	-
December 1, 2014 to December 31, 2014	35,902	$39.07	-	-
Total	53,239	$37.48	-	-

(1)	Represents shares purchased from employees to pay the withholding taxes related to the vesting of restricted stock. The shares were not part of a publicly announced repurchase plan or program.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data and operating data for our Company on a historical basis.  The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  Our historical operating results may not be comparable to our future operating results.  The comparability of our selected financial data is significantly affected by our acquisitions and new investments from 2010 to 2014.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio and Other Developments.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Operating Data
Revenues from core operations	$504,787	$418,714	$350,460	$292,204	$250,985
Revenues from nursing home operations	-	-	-	-	7,336
Total revenues	$504,787	$418,714	$350,460	$292,204	$258,321
Net income available to common stockholders	221,349	172,521	120,698	47,459	49,350
Per share amounts:
Net income available to common stockholders: Basic	$1.75	$1.47	$1.12	$0.46	$0.52
Diluted	1.74	1.46	1.12	0.46	0.52

Dividends, Common Stock(1)	$2.02	$1.86	$1.69	$1.55	$1.37
Dividends, Series D Preferred(1)	-	-	-	0.74	2.09

Weighted-average common shares outstanding, basic	126,550	117,257	107,591	102,119	94,056
Weighted-average common shares outstanding,diluted	127,294	118,100	108,011	102,177	94,237

	As of December 31,
	2014	2013	2012	2011	2010
	( in thousands)
Balance Sheet Data
Gross investments	$4,472,840	$3,924,917	$3,325,533	$2,831,132	$2,504,818
Total assets	3,921,645	3,462,216	2,982,005	2,557,312	2,304,007
Revolving line of credit	85,000	326,000	158,000	272,500	-
Term loan	200,000	200,000	100,000	-	-
Other long-term borrowings	2,093,503	1,498,418	1,566,932	1,278,900	1,176,965
Stockholders’ equity	1,401,327	1,300,103	1,011,329	878,484	1,004,066

(1)	Dividends per share are those declared and paid during such period.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement.  This document contains forward-looking statements within the meaning of the federal securities laws.  These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts.  In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed.  Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facilities;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	changes in our credit ratings and the ratings of our debt securities;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in the financial position of our operators;
(xiii)	changes in interest rates;
(xiv)	the amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts;
(xvi)	the possibility that the proposed Merger with Aviv will not close, including by the failure to obtain applicable shareholder approvals or the failure to satisfy other closing conditions under the Merger Agreement or by the termination of the Merger Agreement;
(xvii)	the possibility that the combined company will not realize estimated synergies or growth, or that such benefits may take longer to realize than expected; and
(xviii)	our ability to maintain our status as a real estate investment trust.

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

Our portfolio of investments at December 31, 2014, included 568 healthcare facilities (including five facilities closed/held-for-sale), located in 38 states and operated by 50 third-party operators.  Our gross investment in these facilities totaled approximately $4.4 billion at December 31, 2014, with 99% of our real estate investments related to long-term healthcare facilities.  The portfolio is made up of (i) 474 SNFs, (ii) 23 ALFs, (iii) 11 specialty facilities, (iv) fixed rate mortgages on 53 SNFs and two ALFs and (v) five facilities and one parcel of land that are currently closed/held-for-sale.  At December 31, 2014, we also held other investments of approximately $49.0 million, consisting primarily of secured loans to third-party operators of our facilities.

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

2014 and Recent Highlights

Acquisition and Other Investments

See “Portfolio and Other Developments” below for a description of 2014 acquisitions and other investments.

Issuance of 10.925 Million Shares of Common Stock

On February 9, 2015, we issued 10.925 million shares of our common stock in an underwritten public offering at a public offering price of $42.00 per share, before underwriting discounts and offering expenses. We intend to use the $439 million in net proceeds of the offering to redeem our outstanding $200 million aggregate principal amount 7.50% senior notes due 2020 (callable February 2015), repay outstanding borrowings under our revolving credit facility, and for general corporate purposes.

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

For the year ended December 31, 2014, we issued approximately 1.8 million shares under the 2013 Equity Shelf Program, at an average price of $34.33 per share, generating gross proceeds of approximately $63.5 million, before $1.5 million of commissions and expenses.

Since inception of the 2013 Equity Shelf Program, we sold a total of 7.4 million shares of common stock generating total gross proceeds of $233.8 million under the program, before $4.7 million of commissions. As of December 31, 2014, we had approximately $16.2 million available under the 2013 Equity Shelf Program.

Redemption of Outstanding 7.5% Senior Notes due 2020

On February 11, 2015, we announced that we will redeem all $200 million aggregate principal amount of our 7.5% senior notes on March 13, 2015.

$1.2 Billion Unsecured Credit Facility

On June 27, 2014, we entered into a new $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” and, collectively, the “2014 Credit Facilities”).  The 2014 Credit Facilities replace our previous $700 million unsecured credit facility (the “2012 Credit Facilities”).  The 2014 Credit Facilities include an “accordion feature” that permits us to expand our borrowing capacity by $550 million, for maximum aggregate commitments of up to $1.75 billion.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below for detail.

In January 2015, we entered into an engagement letter with respect to various proposed amendments to our existing 2014 Credit Facilities. Among other modifications to the 2014 Credit Facilities, the proposed amendments would increase the amount of the 2014 Credit Facilities to $1.75 billion, consisting of a $1.25 billion senior unsecured revolving credit facility, a $200 million senior unsecured term loan facility, and a $300 million senior unsecured incremental term loan facility. The amended 2014 Credit Facilities are also expected to include an accordion feature permitting us to increase the amount of the 2014 Credit Facilities to $2.0 billion and to allocate the $250 million increase to the existing revolving or term loan facilities or additional tranches thereunder as we may elect, subject to various conditions set forth in our existing 2014 Credit Facilities. The amended 2014 Credit Facilities are expected to include maturity dates of June 27, 2017, 2018 and 2019 for the incremental term loan facility, revolving credit facility and term loan facility, respectively, subject to our ability to extend the maturity date of the revolving credit facility and the incremental term loan facility to June 27, 2019 subject to various conditions. We have received commitment letters from lenders for increased amounts that would be available under the facility in accordance with the proposed amendments, subject to our completion of the Merger transactions. Our ability to complete the proposed amendments to our existing senior unsecured credit facility is subject to a number of conditions, and the completion of definitive loan documentation. Although we expect that the amendments to our senior unsecured credit facility will be completed, we can offer no assurances that the conditions to the proposed amendments will be satisfied.

HUD Mortgage Payoffs

On October 31, 2014, we paid approximately $3.6 million to retire one mortgage guaranteed by U.S. Department of Housing and Urban Development (“HUD”) that was assumed as part of an October 2011 acquisition.  The payoff resulted in a $27 thousand gain on the extinguishment of the debt due to the write-off of the $0.2 million unamortized premium offset by a prepayment fee of approximately $0.2 million.

On September 30, 2014, we paid approximately $36.1 million to retire four HUD mortgages that were assumed as part of a December 2012 acquisition.  The payoff resulted in a $1.6 million gain on the extinguishment of the debt due to the write-off of the $3.3 million premium recorded at the time of acquisition offset by a prepayment fee of approximately $1.7 million.

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

Issuance of $400 Million 4.95% of Senior Notes Due 2024 and Exchange Offer

On March 11, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024.  The notes mature on April 1, 2024 and pay interest semi-annually on April 1st and October 1st.

On August 26, 2014, we commenced an offer to exchange $400 million of our 4.95% Senior Notes due 2024.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below for detail.”

Repayment of $200 Million Term Loan

On December 27, 2013, we entered into a new $200 million senior unsecured, deferred draw, term loan facility (the “2013 Term Loan Facility”) that was scheduled to mature on February 29, 2016.

In January 2014, we drew all $200 million under the 2013 Term Loan Facility.  In March 2014, we paid off and terminated the 2013 Term Loan Facility with proceeds from the sale of our 4.95% Senior Notes due 2024.  See “Liquidity and Capital Resources – Financing Activities and Borrowing Arrangements” below for detail.”

Dividends

On January 14, 2015 the Board of Directors declared a common stock dividend of $0.53 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 16, 2015 to common stockholders of record on February 2, 2015.

On February 17, 2014, May 15, 2014, August 15, 2014 and November 17, 2014, we paid dividends to our common stockholders in the per share amounts of $0.49, $0.50, $0.51 and $0.52, for stockholders of record on January 31, 2014, April 30, 2014, July 31, 2014 and October 31, 2014, respectively.

Portfolio and Other Developments

2014 Acquisitions and Other Investments

Pending Aviv Merger

On October 30, 2014, we, along with our newly formed subsidiaries, OHI Healthcare Properties Holdco, Inc. (“Merger Sub”) and OHI Healthcare Properties Limited Partnership, L.P. (“Omega Operating Partnership”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aviv REIT, Inc. (“Aviv”) and Aviv Healthcare Properties Limited Partnership, L.P. (the “Aviv Operating Partnership”). The Merger Agreement provides for the merger of Aviv with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly-owned subsidiary of Omega. At the effective time of the Merger, and subject to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of Aviv common stock shall be converted into the right to receive 0.90 of a share of Omega common stock. In connection with the Merger, holders of limited partnership units of the Aviv Operating Partnership will receive units of an Omega Operating Partnership based on the same exchange ratio as provided for Aviv common stock in the Merger Agreement. Holders of Omega Operating Partnership units will have the right to tender their units for redemption at a redemption price equal to the fair market value of the Company’s common stock. The Company may generally elect to pay the redemption price for tendered Omega Operating Partnership units in cash or in shares of the Company common stock. We expect to complete the Merger early in the second quarter of 2015, subject to the terms and conditions of the Merger Agreement. We expect to issue approximately 45.5 million shares of Omega’s common stock and 10.3 million Omega Operating Partnership units as a result of the Merger.

Acquisition of Four ALFs in Pennsylvania, Oregon and Arkansas

On November 20, 2014, we completed a purchase/lease-back of four ALFs (two in Pennsylvania, one in Oregon and one in Arkansas) from an existing operator of Omega for approximately $84.2 million.  The four ALFs (with 371 total beds) were leased to the operator under a new master lease with an initial annual cash yield of 6.0% and include annual escalators of 2.5%.  We are in the process of completing our purchase accounting and expect the process to be complete in 2015.  As of December 31, 2014, we recorded approximately $84.2 million consisting of land ($5.1 million), building and site improvements ($76.7 million), and furniture and fixtures ($2.4 million).  We have not recorded goodwill in connection with this transaction.

Acquisition of One SNF in Texas

On July 1, 2014, we purchased one SNF located in Texas from an unrelated third party for approximately $8.2 million and leased it to an existing operator of Omega.  The 125 bed SNF was added to the operator’s existing master lease with an initial annual cash yield of 9.75%.  We recorded approximately $8.2 million consisting of land ($0.4 million), building and site improvements ($7.4 million), and furniture and fixtures ($0.4 million).  We have not recorded goodwill in connection with this transaction.

Transition of Two West Virginia Facilities to a New Operator

On July 1, 2014, we transitioned two West Virginia SNFs that we previously leased to Diversicare Healthcare Services (“Diversicare” and formerly known as Advocat) to a new unrelated third party operator.  The two facilities represent 150 operating beds.  We amended our Diversicare master lease to reflect the transition of the two facilities to the new operator and for the year ended December 31, 2014 recorded a $0.8 million provision for uncollectible straight-line accounts receivable.  Simultaneous with the Diversicare master lease amendment, we entered into a 12-year master lease with a new third party operator.

Acquisitions of Three SNFs in Georgia and South Carolina

On June 27, 2014, we purchased two SNFs from an unrelated third party for approximately $17.3 million and leased them to an existing operator of Omega.  The SNFs, located in Georgia and South Carolina with a total of 213 beds, were combined into a 12 year master lease with an initial cash yield of 9.5%.

In the third quarter of 2014, we purchased a third SNF in South Carolina with 132 beds that was added to the master lease.  The combined purchase price, including the third SNF, was $34.6 million.  We recorded approximately $34.6 million consisting of land ($0.9 million), building and site improvements ($32.1 million), and furniture and fixtures ($1.6 million).  We have not recorded goodwill in connection with this transaction.

$415 Million of Refinancing/Consolidating Mortgage Loans

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

Acquisition of an ALF in Arizona

On January 30, 2014, we acquired an ALF in Arizona from an unrelated third party for approximately $4.7 million. The operations of the 90 bed facility were transitioned to an existing operator of Omega.  We recorded approximately $4.7 million consisting of land ($0.4 million), building and site improvements ($3.9 million), and furniture and fixtures ($0.4 million).  We have not recorded goodwill in connection with this transaction.

$113 Million of New Mortgage Loan

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

Acquisition costs related to the above transactions and the pending Merger with Aviv were expensed as period costs.  For the year ended December 31, 2014, we expensed $3.9 million of acquisition related expenses in connection with the aforementioned acquisitions.

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

We completed our purchase accounting in 2014 with no change from our preliminary allocation.  We recorded approximately $10.3 million consisting of land ($0.6 million), building and site improvements ($9.0 million), and furniture and fixtures ($0.7 million).  We have not recorded goodwill in connection with this transaction.

Acquisition of four SNFs in Indiana

On October 31, 2013, we purchased four SNFs totaling 384 beds in Indiana for $22.2 million in cash.  The four SNFs were added to an existing master lease, but the terms of the lease and the purchase price were based on an existing lease agreement between the seller and the lessee which was below current market conditions.  We recorded approximately $3.0 million to below market leases as a result of the transaction for a total investment of $25.2 million.

We completed our purchase accounting in 2014 with no change from our preliminary allocation.  We recorded approximately $25.2 million consisting of land ($0.7 million), building and site improvements ($21.8 million), and furniture and fixtures ($2.7 million).  We have not recorded goodwill in connection with this transaction.

Transition of 11 Arkansas Facilities to a New Operator

On August 30, 2013, we transitioned 11 SNFs located in Arkansas that we previously leased to Diversicare Healthcare Services to a new third party operator.  The 11 facilities represent 1,084 operating beds.  We amended our Diversicare master lease to provide for reduced rent to reflect the transition of the 11 facilities to the new operator, and recorded a $2.3 million provision for uncollectible straight-line rent receivable.  Simultaneously with the amendment to the Diversicare master lease, we entered into a new master lease with the new third party operator of the 11 facilities.  The new master lease expires on August 30, 2023 and includes fixed annual rent escalators.

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

We recorded approximately $64.6 million consisting of land ($5.5 million), building and site improvements ($55.9 million), and furniture and fixtures ($3.2 million).  We recorded approximately $4.6 million of fair value adjustment related to above market debt assumed based on the terms of comparable debt and other market factors.  We have not recorded goodwill in connection with this transaction.

Transaction 2 (Second Closing):  In November 2012, we entered into a Purchase and Sales Agreement to purchase and then leaseback 10 California SNFs.  On November 30, 2012, we purchased five SNFs for approximately $70.2 million.  The five SNFs were then leased back to the new operator under a new 12 year master lease.

We recorded approximately $70.2 million consisting of land ($11.5 million), building and site improvements ($55.5 million), and furniture and fixtures ($3.2 million).  We have not recorded goodwill in connection with this transaction.

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

We recorded approximately $77.5 million consisting of land ($13.0 million), building and site improvements ($60.8 million), and furniture and fixtures ($3.7 million).  We recorded approximately $5.4 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt and other market factors.  We have not recorded goodwill in connection with this transaction.

Indiana Acquisitions

In 2012 we completed four transactions in Indiana involving two existing operators and 34 facilities.  The following is a summary of the transactions:

Transaction 1:  On June 29, 2012, we purchased one SNF encompassing 80 operating beds in Indiana for approximately $3.4 million and leased the facility back to an existing operator under an existing master lease.  We recorded approximately $3.4 million consisting of land ($0.2 million), building and site improvements ($2.9 million), and furniture and fixture ($0.3 million).  We have not recorded goodwill in connection with this transaction.

Transaction 2:  On June 29, 2012, we purchased four facilities encompassing 383 operating beds in Indiana for approximately $21.7 million and leased the facilities to an existing operator.  We recorded approximately $21.7 million consisting of land ($1.9 million), buildings and site improvements ($18.4 million) and furniture and fixtures ($1.4 million).  We have not recorded goodwill in connection with this transaction.

Transaction 3:  On August 31, 2012, we purchased 27 facilities (17 SNFs, four ALFs and six independent living facilities) totaling 2,892 operating beds in Indiana from an unrelated third party for approximately $203 million in cash and assumed a liability associated with the lease of approximately $13.9 million.  Simultaneous with the transaction, we also purchased one parcel of land for $2.8 million.  The purchase price of both (i) 27 facilities and (ii) the parcel of land were funded from cash on hand and borrowings from our credit facility.  The 27 facilities and land parcel were added to an existing master lease.  We recorded approximately $219.7 million consisting of land ($16.1 million), building and site improvements ($189.2 million) and furniture and fixtures ($14.4 million).  We have not recorded goodwill in connection with this transaction.

Transaction 4:  On December 31, 2012, we purchased two SNFs encompassing 167 operating beds in Indiana for approximately $9.5 million and leased these facilities back to an existing operator under a new consolidated master lease.  We recorded approximately $9.5 million consisting of land ($0.6 million), building and site improvements ($8.0 million), and furniture and fixtures ($0.9 million).  We have not recorded goodwill in connection with this transaction.

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

Texas Acquisition

On October 31, 2012, we purchased one SNF from an unrelated third party encompassing 90 operating beds in Texas for approximately $2.7 million and leased the facility to an existing operator.  We recorded approximately $2.7 million consisting of land ($0.2 million), building and site improvements ($2.2 million), and furniture and fixtures ($0.3 million).  We have not recorded goodwill in connection with this transaction.

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

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Operating Revenues

Our operating revenues for the year ended December 31, 2014, were $504.8 million, an increase of $86.1 million over the same period in 2013.  Following is a description of certain of the changes in operating revenues for the year ended December 31, 2014:

●	Rental income was $388.4 million, an increase of $13.3 million over the same period in 2013. The increase was the result of new investments made in 2013 and 2014 and lease amendments made since January 1, 2013.

●	Direct financing lease income was $56.7 million, an increase of $51.5 million over the same period in 2013. The increase was primarily related to the timing of the New Ark transaction. The direct financing lease was entered into in November 2013.

●	Mortgage interest income totaled $53.0 million, an increase of $23.7 million over the same period in 2013. The increase was primarily due to: (a) an incremental $298 million in a new mortgage loan (See $415 Million of Refinancing/Consolidating Mortgage Loans above) we entered into with an existing operator in the second quarter of 2014 and (b) a $112.5 million mortgage we entered into with an existing operator in the first quarter of 2014.

●	Other investment income totaled $6.6 million, a decrease of $2.4 million over the same period in 2013. The decrease was primarily related to interest received on a mezzanine loan that was paid off in December 2013.

Operating Expenses

Operating expenses for the year ended December 31, 2014, were $159.5 million, an increase of approximately $6.4 million over the same period in 2013.  Following is a description of certain of the changes in our operating expenses for the year ended December 31, 2013:

●	Our depreciation and amortization expense was $123.3 million for the year ended December 31, 2014, compared to $128.6 million for the same period in 2013. The decrease of $5.4 million was primarily due to the acquisition of furniture and fixtures that we acquired several years ago as part of the Capital Source transaction that are now fully depreciated partially offset by the deprecation on fourth quarter of 2013 and 2014 acquisitions and capital renovation and improvement program.

●	Our general and administrative expense, excluding stock-based compensation expense, was $17.3 million, compared to $15.6 million for the same period in 2013. The increase is primarily related to development costs related to securing additional beds license for future development.

●	Our stock-based compensation expense was $8.6 million, an increase of $2.7 million over the same period in 2013. The increase was primarily due to new restricted stocks granted to employees in December 2013 and January 2014.

●	In 2014, acquisition costs were $3.9 million, compared to $0.2 million for the same period in 2013. The $3.7 million increase was primarily the result of $3.3 million of acquisition related costs attributed to the pending Aviv Merger.

●	In 2014, we recorded $3.7 million of provision for impairment, compared to $0.4 million for the same period in 2013. The $3.2 million increase in provision of impairment was primarily the result of two facilities that were closed in 2014.

●	Our provision for uncollectible mortgages, notes and accounts receivable was $2.7 million, compared to $2.1 million for the same period in 2013. In 2014, we recorded $2.7 million provision for uncollectible receivables related to (i) a write-off of an effective yield interest receivable related to the refinancing (termination) of a mortgage receivable (see $415 Million of Refinancing/Consolidating Mortgage Loan above) and (ii) a straight-line receivable related to the transition of two facilities from an existing operator to a new operator.

Other Income (Expense)

For the year ended December 31, 2014, total other expenses were $126.8 million, an increase of approximately $34.8 million over the same period in 2013.  The $34.8 million increase was primarily the result of: (i) a $19.0 million increase in interest expense due to (a) an increase in borrowings outstanding and (b) an increase in the average rate of the borrowings due to the repayment of lower cost credit facility debt with higher cost long term bond debt and (ii) a $14.2 million increase in interest refinancing charge.  In 2014, we recorded approximately $3.0 million in refinancing related costs including: (a) $2.6 million write-off of deferred financing costs associated with the termination of our previous $700 million 2012 Credit Facilities, (b) $2.0 million write-off of deferred financing costs associated with the termination of our 2013 Term Loan Facility as defined under “Issuance and Repayment of $200 Million Term Loan” below and (c) $1.7 million prepayment penalty on the payoff of HUD debt in June 2014, partially offset by $3.3 million gain related the write-off of premium on the HUD debt paid off in September 2014.  In 2013, we recorded an $11.1 million gain primarily related to write-off of premium associated with HUD debt that was retired in May 2013.

2014 Taxes

Because we qualify as a REIT, we generally are not subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  For tax year 2014, we made common dividend payments of $258.6 million to satisfy REIT requirements relating to qualifying income. Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The TRS had a net operating loss carry-forward as of December 31, 2014 of $1.0 million.  The loss carry-forward was fully reserved with a valuation allowance due to uncertainties regarding realization.  We recorded interest and penalty charges associated with tax matters as income tax expense.

Net Income

Net income for the year ended December 31, 2014 was $221.3 million compared to $172.5 million for the same period in 2013.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the year ended December 31, 2014, was $345.4 million, compared to $302.7 million for the same period in 2013.

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

The following table presents our FFO results for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Net income available to common	$221,349	$172,521
(Deduct gain)/add back loss from real estate dispositions	(2,863)	1,151
	218,486	173,672
Elimination of non-cash items included in net income:
Depreciation and amortization	123,257	128,646
Add back impairments on real estate properties	3,660	415
Funds from operations available to common stockholders	$345,403	$302,733

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

Net Income

Net income for the year ended December 31, 2013 was $172.5 million compared to $120.7 million for the same period in 2012.

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

Liquidity and Capital Resources

At December 31, 2014, we had total assets of $3.9 billion, stockholders’ equity of $1.4 billion and debt of $2.4 billion, with such debt representing approximately 62.9% of total capitalization.

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2014.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt(1)	$2,367,881	$4,565	$9,749	$295,637	$2,057,930
Interest payments on long-term debt	1,128,588	123,598	250,016	245,272	509,702
Operating lease obligations	20,450	2,703	5,433	5,194	7,120
Total	$3,516,919	$130,866	$265,198	$546,103	$2,574,752

(1)	The $2.4 billion of debt outstanding includes (i) $85.0 million in borrowings under the $1.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) due in June 2018; (ii) $200 million borrowings under the $200 million senior unsecured term loan (the “Term Loan Facility”) due in June 2019; (iii) $200 million aggregate principal amount of 7.5% Senior Notes due February 2020; (iv) $575 million aggregate principal amount of 6.75% Senior Notes due October 2022; (v) $400 million of 5.875% Senior Notes due March 2024; (vi) $400 million of 4.95% Senior Notes due April 2024; (vii) $250 million of 4.50% Senior Notes due January 2025; (viii) $20 million of 9.0% subordinated debt maturing in December 2021; (ix) $121 million of HUD Debt at a 4.85% annual interest rate and maturing between January 2040 and January 2045; (x) $57 million of HUD debt at a 3.06% weighted average annual interest rate maturing July 2044; (xi) $24 million of HUD debt at a 4.91% weighted average annual interest rate maturing April 2036; (xii) $27 million of HUD debt at a 4.73% weighted average annual interest rate maturing between February 2040 and February 2045 and (xiii) $9 million of HUD debt at a 4.35% weighted average annual interest rate maturing March 2041.

Financing Activities and Borrowing Arrangements

Issuance of 10.925 Million Shares of Common Stock

On February 9, 2015, we issued 10.925 million shares of our common stock in an underwritten public offering at a public offering price of $42.00 per share, before underwriting discounts and offering expenses. We intend to use the $439 million in net proceeds of the offering to redeem our outstanding $200 million aggregate principal amount 7.50% senior notes due 2020 (callable February 2015), repay outstanding borrowings under our revolving credit facility, and for general corporate purposes.

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

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points).  The Revolving Credit Facility will be used for acquisitions and general corporate purposes.  At December 31, 2014, we had $85.0 million in borrowings outstanding under the Revolving Credit Facility.  The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  At December 31, 2014, we had $200 million in borrowings outstanding under the Term Loan Facility.  The Term Loan Facility matures on June 27, 2019.

In January 2015, we entered into an engagement letter with respect to various proposed amendments to our existing 2014 Credit Facilities. Among other modifications to the 2014 Credit Facilities, the proposed amendments would increase the amount of the 2014 Credit Facilities to $1.75 billion, consisting of a $1.25 billion senior unsecured revolving credit facility, a $200 million senior unsecured term loan facility, and a $300 million senior unsecured incremental term loan facility. The amended 2014 Credit Facilities are also expected to include an accordion feature permitting us to increase the amount of the 2014 Credit Facilities to $2.0 billion and to allocate the $250 million increase to the existing revolving or term loan facilities or additional tranches thereunder as we may elect, subject to various conditions set forth in our existing 2014 Credit Facilities. The amended 2014 Credit Facilities are expected to include maturity dates of June 27, 2017, 2018 and 2019 for the incremental term loan facility, revolving credit facility and term loan facility, respectively, subject to our ability to extend the maturity date of the revolving credit facility and the incremental term loan facility to June 27, 2019 subject to various conditions. We have received commitment letters from lenders for increased amounts that would be available under the facility in accordance with the proposed amendments, subject to our completion of the Merger transactions. Our ability to complete the proposed amendments to our existing senior unsecured credit facility is subject to a number of conditions, and the completion of definitive loan documentation. Although we expect that the amendments to our senior unsecured credit facility will be completed, we can offer no assurances that the conditions to the proposed amendments will be satisfied.

For the year ended December 31, 2014, we recorded a non-cash charge of approximately $2.6 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2012 Credit Facilities.

HUD Loans Payoff

On October 31, 2014, we paid approximately $3.6 million to retire one HUD mortgage that was assumed as part of an October 2011 acquisition.  The payoff resulted in a $27 thousand gain on the extinguishment of the debt due to the write-off of the $0.2 million unamortized premium offset by a prepayment fee of approximately $0.2 million.

On September 30, 2014, we paid approximately $36.1 million to retire four HUD mortgages that were assumed as part of a December 2012 acquisition.  The payoff resulted in a $1.6 million gain on the extinguishment of the debt due to the write-off of the $3.3 million premium recorded at the time of acquisition offset by a prepayment fee of approximately $1.7 million.

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

Issuance and Repayment of $200 Million Term Loan

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

In January 2014, we drew all $200 million under the 2013 Term Loan Facility and used the proceeds to (i) fund a new mortgage investment and (ii) repay outstanding borrowings under the 2012 Revolving Credit Facility.  In March 2014, we paid off and terminated the 2013 Term Loan Facility with proceeds from the sale of our 4.95% Senior Notes due 2024.  In addition, we recorded a non-cash charge of approximately $2.0 million relating to the write-off of deferred financing costs associated with the termination of the 2013 Term Loan Facility.

The credit agreements governing the 2014 Credit Facilities and the 2013 Term Loan Facility contain customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on investments; limitations on liens; limitations on mergers and consolidations; limitations on sales of assets; limitations on transactions with affiliates; limitations on negative pledges; limitations on prepayment of debt; limitations on use of proceeds; limitations on changes in lines of business; limitations on repurchases of our capital stock if a default or event of default exists; and maintenance of REIT status.  In addition, the credit agreements contain financial covenants, including, without limitation, those relating to maximum total leverage, maximum secured leverage, maximum unsecured leverage, minimum fixed charge coverage, minimum consolidated tangible net worth, minimum unsecured debt yield, minimum unsecured interest coverage and maximum distributions.

As of December 31, 2013 and 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

We may redeem some or all of the notes prior to the date that is 90 days prior to the scheduled maturity of the notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.  The notes will be redeemable at any time on or after the date that is 90 days prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

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

In 2014, we paid dividends of $2.02 per share of common stock and a total of $258.6 million in dividends to common stockholders.

Common Dividends

On January 14, 2015, the Board of Directors declared a common stock dividend of $0.53 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 16, 2015 to common stockholders of record on February 2, 2015.

On October 16, 2014, the Board of Directors declared a common stock dividend of $0.52 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter, which was paid November 17, 2014 to common stockholders of record on October 31, 2014.

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

Liquidity

We believe our liquidity and various sources of available capital, including cash from operations, our existing availability under our 2014 Credit Facilities and expected proceeds from mortgage payoffs are more than adequate to finance operations, meet recurring debt service requirements and fund future investments through the next twelve months.

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

Cash and cash equivalents totaled $4.5 million as of December 31, 2014, an increase of $1.9 million as compared to the balance at December 31, 2013.  The following is a discussion of changes in cash and cash equivalents due to operating, investing and financing activities, which are presented in our Consolidated Statement of Cash Flows.

Operating Activities – Operating activities generated $337.5 million of net cash flow for the year ended December 31, 2014, as compared to $279.9 million for the same period in 2013, an increase of $57.6 million.  The increase was primarily due to the additional cash flow generated from new investments, including the facilities acquired and leased throughout 2013 and 2014 as well as the new investments in mortgage financing.

Investing Activities – Net cash flow from investing activities was an outflow of $547.9 million for the year ended December 31, 2014, as compared to an outflow of $598.8 million for the same period in 2013.  The $50.9 million decrease in cash outflow from investing activities related primarily to (i) a decrease of $528.7 million investment in direct financing lease as compared to the same period in 2013; (ii) a decrease of $13.4 million in our capital renovation program investment compared to the same period of 2013; (iii) in 2014 we had a net cash inflow of $4.1 million from other investments – net compared to a net cash outflow of $5.7 million for the same period in 2013 and (iv) an increase of $1.8 million in proceeds from the sale of real estate in 2014 compared to the same period in 2013.  Offsetting the decreases of the cash outflow was: (i) $406.6 million of net mortgage investment made in 2014 compared to $2.9 million during the same period in 2013 and (ii) $131.7 million acquisitions made in 2014 compared to $32.5 million during the same period in 2013.

Financing Activities – Net cash flow from financing activities was an inflow of $212.3 million for the year ended December 31, 2014 as compared to an inflow of $319.8 million for the same period in 2013.  The $107.5 million decrease in cash inflow from financing activities was primarily a result of: (i) an increase in net payments of $409.0 million on the credit facility compared to the same period in 2013; (ii) an increase of $127.9 million in payments of long term borrowings primarily due to early extinguishment of $200 million 2013 Term Loan Facility and $42.5 million HUD mortgage loans payoff including routine HUD debt principal in 2014 as compared to a $114.6 million HUD mortgage payoff including routine HUD debt principal for the same period in 2013; (iii) a decrease in net proceeds of $131.8 million from our common stock issued through our Equity Shelf Program compared to the same period in 2013; (iv) a decrease in net proceeds of $84.6 million from issuance of 2.9 million shares of common stock compared to the same period in 2013; (v) a decrease of net proceeds of $100 million on the 2012 Term Loan Facility compared to the same period in 2013; (iv) dividend payments increased by $40.4 million due to an increase in number of shares outstanding and an increase of $0.16 per share in the common dividends.  Offsetting these decreases of the cash inflow was: (i) an increase in proceeds of $782.8 million in long term borrowings which included (a) cash proceeds of $394.3 million from our 4.95% Senior Notes due 2024 issued in March 2014; (b) cash proceeds of $200 million on the 2013 Term Loan Facility in the first quarter of 2014 and (c) cash proceeds of $247.8 million from our 4.5% Senior Notes due 2025 issued in September 2014, as compared to $59.4 million proceeds from HUD debt refinancing during the first quarter of 2013.

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

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, a sales-type lease or direct financing lease.  We have determined that all of our leases except for the four 2013 New Ark leases should be accounted for as operating leases.  The four 2013 New Ark leases will be accounted for as direct financing leases.

For leases accounted for as operating leases, we retain ownership of the asset and record depreciation expense.  We also record lease revenue based on the contractual terms of the operating lease agreement which often includes annual rent escalators, see “Revenue Recognition” below for further discussion regarding the recordation of revenue on our operating leases.

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement. As of December 31, 2014, $3.4 million of unamortized direct costs related to originating the direct financing leases have been deferred and recorded as “other assets” in our consolidated balance sheets.

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

For the years ended December 31, 2014, 2013, and 2012, we recognized impairment losses of $3.7 million, $0.4 million and $0.3 million, respectively.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect for the sale of closed facilities.  For additional information, see Note 3 – Properties and Note 4 – Assets Held For Sale.

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

We currently account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost recovery method for impaired loans or direct financing leases for which impairment reserves were recorded.  We utilize the cash basis method for impairment loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases.  Under the cost recovery method, we apply cash received against the outstanding loan balance or direct financing leases prior to recording interest income.  Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement.  As of December 31, 2014 and 2013, we had loan loss reserves totaling $0 and $2.0 million, respectively.  As of December 31, 2014 and 2013, we had no reserves for direct financing lease.  In 2014 and 2013, we received recovery on previously written-off loans relating to an existing operator’s note from the receivership of approximately $46 thousand and $0.2 million, respectively.  In 2012, we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios.

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

Borrowings under variable rate agreements - Our variable rate debt as of December 31, 2014 includes our credit facility. The fair value of our borrowings under variable rate agreements is estimated using an expected present value technique based on expected cash flows discounted using the current credit-adjusted risk-free rate.

Senior unsecured notes -The fair value of the senior unsecured notes is estimated based on open market trading activity provided by third parties.

The market value of our long-term fixed rate borrowings and mortgages is subject to interest rate risks.  Generally, the market value of fixed rate financial instruments will decrease as interest rates rise and increase as interest rates fall.  The estimated fair value of our total long-term borrowings at December 31, 2014 was approximately $2.6 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $164 million at December 31, 2014.  The estimated fair value of our total long-term borrowings at December 31, 2013 was approximately $2.2 billion.  A one percent increase in interest rates would result in a decrease in the fair value of long-term borrowings by approximately $125 million at December 31, 2013.

While we currently do not engage in hedging strategies, we may engage in such strategies in the future, depending on management’s analysis of the interest rate environment and the costs and risks of such strategies.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on such financial statements are filed as part of this report beginning on page F-1.  The summary of unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 is included in “Note 17” to our audited consolidated financial statements, which is incorporated herein by reference in response to Item 302 of Regulation S-K.

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

In connection with the preparation of our Form 10-K as of and for the year ended December 31, 2014, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on management’s assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included above a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm’s attestation report is included in our 2014 financial statements under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this item, if any, is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are included herein:

Schedule III – Real Estate and Accumulated Depreciation	F-48
Schedule IV – Mortgage Loans on Real Estate	F-49

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

                Schedule III — Real Estate and Accumulated Depreciation.

                Schedule IV — Mortgage Loans on Real Estate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omega Healthcare Investors, Inc.

We have audited the accompanying consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Healthcare Investors, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omega Healthcare Investors, Inc.

We have audited Omega Healthcare Investors, Inc.’s internal control over financial reporting as of December 31. 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Omega Healthcare Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omega Healthcare Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omega Healthcare Investors, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 27, 2015

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2014	2013

ASSETS
Real estate properties
Land and buildings	$3,223,785	$3,099,547
Less accumulated depreciation	(821,712)	(707,410)
Real estate properties – net	2,402,073	2,392,137
Investment in direct financing leases	539,232	529,445
Mortgage notes receivable	648,079	241,515
	3,589,384	3,163,097
Other investments	48,952	53,054
	3,638,336	3,216,151
Assets held for sale – net	12,792	1,356
Total investments	3,651,128	3,217,507

Cash and cash equivalents	4,489	2,616
Restricted cash	29,076	31,759
Accounts receivable – net	168,176	147,504
Other assets	68,776	62,830
Total assets	$3,921,645	$3,462,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$85,000	$326,000
Term loan	200,000	200,000
Secured borrowings	251,454	298,531
Unsecured borrowings – net	1,842,049	1,199,887
Accrued expenses and other liabilities	141,815	137,695
Total liabilities	2,520,318	2,162,113

Stockholders’ equity:
Common stock $.10 par value authorized – 200,000 shares, issued and outstanding – 127,606 shares as of December 31, 2014 and 123,530 as of December 31, 2013	12,761	12,353
Common stock – additional paid-in capital	2,136,234	1,998,169
Cumulative net earnings	1,147,998	926,649
Cumulative dividends paid	(1,895,666)	(1,637,068)
Total stockholders’ equity	1,401,327	1,300,103
Total liabilities and stockholders’ equity	$3,921,645	$3,462,216

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Rental income	$388,443	$375,135	$314,592
Income from direct financing leases	56,719	5,203	-
Mortgage interest income	53,007	29,351	30,446
Other investment income – net	6,618	9,025	5,422
Total operating revenues	504,787	418,714	350,460
Expenses
Depreciation and amortization	123,257	128,646	112,983
General and administrative	25,888	21,588	21,330
Acquisition costs	3,948	245	909
Impairment on real estate properties	3,660	415	272
Provisions for uncollectible mortgages, notes and accounts receivable	2,723	2,141	-
Total operating expenses	159,476	153,035	135,494

Income before other income and expense	345,311	265,679	214,966
Other income (expense)
Interest income	44	41	29
Interest expense	(119,369)	(100,381)	(95,527)
Interest – amortization of deferred financing costs	(4,459)	(2,779)	(2,649)
Interest – refinancing (costs) gain	(3,041)	11,112	(7,920)
Total other expense	(126,825)	(92,007)	(106,067)

Income before gain (loss) on assets sold	218,486	173,672	108,899
Gain (loss) on assets sold – net	2,863	(1,151)	11,799
Net income available to common stockholders	$221,349	$172,521	$120,698

Income per common share available to common stockholders:
Basic:
Net income	$1.75	$1.47	$1.12
Diluted:
Net income	$1.74	$1.46	$1.12

Weighted-average shares outstanding, basic	126,550	117,257	107,591
Weighted-average shares outstanding, diluted	127,294	118,100	108,011

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock Par Value	Common Stock Additional Paid‑in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Total

Balance at December 31, 2011 (103,410 common shares)	$10,341	$1,471,381	$633,430	$(1,236,668)	$878,484
Issuance of common stock:
Grant of restricted stock to company executives (428 shares)	43	(43)	—	—	—
Grant of restricted stock to company directors (13 shares at $20.29 per share)	1	(1)	—	—	—
Amortization of restricted stock	—	5,880	—	—	5,880
Vesting of restricted stock to company executives, net of tax withholdings (72 shares)	7	(1,247)	—	—	(1,240)
Dividend reinvestment plan (5,063 shares at $22.11 per share)	506	111,408	—	—	111,914
Grant of stock as payment of directors fees (9 shares at an average of $22.17 per share)	1	199	—	—	200
Equity Shelf Program (3,398 shares at $23.47 per share, net of issuance costs)	340	77,278	—	—	77,618
Net income	—	—	120,698	—	120,698
Common dividends ($1.69 per share)	—	—	—	(182,225)	(182,225)

Balance at December 31, 2012 (112,393 common shares)	11,239	1,664,855	754,128	(1,418,893)	1,011,329
Issuance of common stock:
Grant of restricted stock to company directors (15 shares at $30.33 per share)	2	(2)	—	—	—
Amortization of restricted stock	—	5,817	—	—	5,817
Restricted stock shares surrendered for tax withholding (193 shares)	(19)	(5,755)	—	—	(5,774)
Dividend reinvestment plan (1,930 shares at $28.94 per share)	193	55,632	—	—	55,825
Grant of stock as payment of directors fees (6 shares at an average of $31.21 per share)	—	187	—	—	187
Equity Shelf Program (6,504 shares at $30.48 per share, net of issuance costs)	650	193,149	—	—	193,799
Issuance of common stock(2,875 shares at $29.48 per share)	288	84,286	—	—	84,574
Net income	—	—	172,521	—	172,521
Common dividends ($1.86 per share)	—	—	—	(218,175)	(218,175)

Balance at December 31, 2013 (123,530 common shares)	12,353	1,998,169	926,649	(1,637,068)	1,300,103
Issuance of common stock:
Grant of restricted stock to company directors (12 shares at $35.79 per share)	1	(1)	—	—	—
Amortization of restricted stock	—	8,382	—	—	8,382
Vesting of restricted stock to company executives, net of tax withholdings (126 shares)	13	(3,590)	—	—	(3,577)
Dividend reinvestment plan (2,084 shares at $34.32 per share)	208	71,279	—	—	71,487
Grant of stock as payment of directors fees (6 shares at an average of $35.52 per share)	1	199	—	—	200
Equity Shelf Program (1,848 shares at $34.33 per share, net of issuance costs)	185	61,796	—	—	61,981
Net income	—	—	221,349	—	221,349
Common dividends ($2.02 per share)	—	—	—	(258,598)	(258,598)

Balance at December 31, 2014 (127,606 common shares)	$12,761	$2,136,234	$1,147,998	$(1,895,666)	$1,401,327

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	221,349	$172,521	$120,698
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	123,257	128,646	112,983
Provision for impairment on real estate properties	3,660	415	272
Provision for uncollectible mortgages, notes and accounts receivable	2,723	2,141	—
Amortization of deferred financing and debt extinguishment costs (gain)	7,500	(8,333)	10,569
Accretion of direct financing leases	(9,787)	(770)	—
Restricted stock amortization expense	8,592	5,942	5,942
(Gain) loss on assets sold – net	(2,863)	1,151	(11,799)
Amortization of acquired in-place leases - net	(4,986)	(5,083)	(5,312)
Other	—	—	(663)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(2,264)	867	(246)
Straight-line rent receivables	(20,956)	(26,899)	(25,404)
Lease inducements	2,656	3,080	3,369
Effective yield receivable on mortgage notes	(2,878)	(1,757)	(2,235)
Other operating assets and liabilities	11,537	8,028	97
Net cash provided by operating activities	337,540	279,949	208,271
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(131,689)	(32,515)	(396,623)
Investment in direct financing leases	—	(528,675)	—
Placement of mortgage loans	(529,548)	(3,378)	(11,969)
Proceeds from sale of real estate investments – net	4,077	2,292	29,023
Capital improvements to real estate investments	(17,917)	(31,347)	(29,436)
Proceeds from other investments	13,589	30,962	15,355
Investments in other investments	(9,441)	(36,655)	(9,737)
Collection of mortgage principal	122,984	485	12,684
Net cash used in investing activities	(547,945)	(598,831)	(390,703)
Cash flows from financing activities
Proceeds from credit facility borrowings	900,000	511,000	712,000
Payments on credit facility borrowings	(1,141,000)	(343,000)	(726,500)
Proceeds from term loan	—	100,000	—
Receipts of other long-term borrowings	842,148	59,355	400,000
Payments of other long-term borrowings	(242,544)	(114,642)	(190,686)
Payments of financing related costs	(17,716)	(3,234)	(17,124)
Receipts from dividend reinvestment plan	71,487	55,825	111,914
Payments for exercised options and restricted stock – net	(3,577)	(5,774)	(1,240)
Net proceeds from issuance of common stock	61,981	278,373	77,618
Dividends paid	(258,501)	(218,116)	(182,190)
Net cash provided by financing activities	212,278	319,787	183,792

Increase in cash and cash equivalents	1,873	905	1,360
Cash and cash equivalents at beginning of year	2,616	1,711	351
Cash and cash equivalents at end of year	$4,489	$2,616	$1,711
Interest paid during the period, net of amounts capitalized	$110,919	$100,716	$94,841

Non-cash investing activities:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Assumed debt obligations	$—	$—	$80,946
Assumed other assets/liabilities	—	—	13,640
Total non-cash real estate acquisition related items	$—	$—	$94,586

See accompanying notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) a Maryland corporation, is a self-administered real estate investment trust (“REIT”).  From the date that we commenced operations in 1992, we have invested primarily in income-producing healthcare facilities, which include long-term care skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living facilities and rehabilitation hospitals.

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

Substantially all depreciation expenses reflected in the consolidated statements of operations relate to the ownership of our investment in real estate.  At December 31, 2014, we have investments in 568 healthcare facilities located throughout the United States, including five facilities that are currently closed/held-for-sale.

On October 30, 2014, we, along with our newly formed subsidiaries, OHI Healthcare Properties Holdco, Inc. and OHI Healthcare Properties Limited Partnership, L.P. (“Omega Operating Partnership”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aviv REIT, Inc. (“Aviv”) and Aviv Healthcare Properties Limited Partnership, L.P. (the “Aviv Operating Partnership”). The Merger Agreement provides for the merger of Aviv with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly-owned subsidiary of Omega. At the effective time of the Merger, and subject to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of Aviv common stock shall be converted into the right to receive 0.90 of a share of Omega common stock. In connection with the Merger, holders of limited partnership units of the Aviv Operating Partnership will receive units of the Omega Operating Partnership based on the same exchange ratio as provided for Aviv common stock in the Merger Agreement. Holders of Omega Operating Partnership units will have the right to tender their units for redemption at a redemption price equal to the fair market value of the Company’s common stock. The Company may generally elect to pay the redemption price for tendered Omega Operating Partnership units in cash or in shares of the Company common stock. We expect to complete the Merger early in the second quarter of 2015, subject to the terms and conditions of the Merger Agreement. We expect to issue approximately 45.5 million shares of Omega’s common stock and 10.3 million Omega Operating Partnership units as a result of the Merger.

All disclosures related to the number of beds are unaudited.

Consolidation

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

Fair Value Measurement

The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  This hierarchy requires the use of observable market data when available.  These inputs have created the following fair value hierarchy:

●	Level 1 - quoted prices for identical instruments in active markets;

●	Level 2 - quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

●	Level 3 - fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value.  When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1.  In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies the asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and/or market capitalization rates.  Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement.  As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable.  Internal fair value models and techniques used by the Company include discounted cash flow and Monte-Carlo valuation models.

Purchase Accounting/Real Estate Investments and Depreciation

We record the purchase of properties to net tangible and identified intangible assets acquired and liabilities assumed at their fair value.  In making estimates of fair value for purposes of recording the purchase, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities as well as other critical valuation metrics such as capitalization rates and discount rates used to estimate the fair value of the tangible and intangible assets acquired (Level 3).  When liabilities are assumed as part of a transaction, we consider information obtained about the liabilities and use similar valuation metrics (Level 3).  In some instances when debt is assumed and an identifiable active market for similar debt is present, we use market interest rates for similar debt to estimate the fair value of the debt assumed (Level 2).  The Company determines fair value as follows:

●	Land is determined based on third party appraisals.

●	Buildings and site improvements acquired are valued using a combination of discounted cash flow projections that assume certain future revenue and costs and consider capitalization and discount rates using current market conditions as well as replacement cost analysis.

●	Furniture and fixture is determined based on third party appraisals.

●	Intangible assets acquired are valued using a combination of discounted cash flow projections as well as other valuation techniques based on current market conditions for the intangible asset being acquired. For additional information regarding above and below market leases assumed as part of an acquisition see “In-Place Leases” below.

●	Other assets acquired and liabilities assumed are typically valued at stated amounts, which approximate fair value on the date of the acquisition.

●	Assumed debt balances are valued by discounting the contractual cash flows using a current market rate of interest rate, with the computed discount/premium amortized over the remaining term of the obligation assumed.

The costs of significant improvements, renovations and replacements are capitalized.  In addition, we capitalize leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvement.  Expenditures for maintenance and repairs are charged to operations as they are incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives ranging from 20 to 40 years for buildings and improvements and three to 10 years for furniture, fixtures and equipment.  Leasehold interests are amortized over the shorter of the estimated useful life or term of the lease.

As of December 31, 2014 and 2013, we had identified conditional asset retirement obligations primarily related to the future removal and disposal of asbestos that is contained within certain of our real estate investment properties. The asbestos is appropriately contained, and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which asbestos must be handled and disposed.  We are required to record the fair value of these conditional liabilities if they can be reasonably estimated. As of December 31, 2014 and 2013, sufficient information was not available to estimate our liability for conditional asset retirement obligations as the obligations to remove the asbestos from these properties have indeterminable settlement dates. As such, no liability for conditional asset retirement obligations was recorded on our accompanying consolidated balance sheets as of December 31, 2014 and 2013.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Lease Accounting

At the inception of the lease and during the amendment process, we evaluate each lease to determine if the lease should be considered an operating lease, sales-type lease, or direct financing lease.  We have determined that all of our leases except for the four New Ark Investment, Inc. (“New Ark”) leases entered into in 2013 should be accounted for as operating leases.  The four New Ark leases are accounted for as direct financing leases.

For leases accounted for as operating leases, we retain ownership of the asset and record depreciation expense, see “Purchase Accounting/Real Estate Investments and Depreciation” above for additional information regarding our investment in real estate leased under operating lease agreements.  We also record lease revenue based on the contractual terms of the operating lease agreement which often includes annual rent escalators, see “Revenue Recognition” below for further discussion regarding the recordation of revenue on our operating leases.

For leases accounted for as direct financing leases, we record the present value of the future minimum lease payments (utilizing a constant interest rate over the term of the lease agreement) as a receivable and record interest income based on the contractual terms of the lease agreement.  The New Ark lease agreements include annual rent escalators; see “Revenue Recognition” below for further discussion regarding the recording of interest income on our direct financing leases.  As of December 31, 2014, $3.4 million of unamortized direct costs related to originating the direct financing leases have been deferred and recorded as “other assets” in our consolidated balance sheets.

In-Place Leases

In-place lease assets and liabilities result when we assume a lease as part of a facility purchase.  The fair value of in-place leases consists of the following components as applicable (1) the estimated cost to replace the leases, and (2) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place at the time of acquisition to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles).  Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively in “other assets” and “accrued expenses and other liabilities,” and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases.  Should a tenant terminate its lease, the unamortized portion of the Lease Intangible is written off.

As of December 31, 2014 and 2013, we had $20.4 million and $26.5 million, respectively, of below market leases and $2.4 million and $3.5 million, respectively, of above market leases recorded on our consolidated balance sheets.  We expect net amortization of the in-place leases to increase rental income by:

(in millions)
2015	$4.3
2016	3.1
2017	2.0
2018	1.7
2019	1.5
Thereafter	5.4
Total	$18.0

For the years ended December 31, 2014, 2013 and 2012, we have amortized $5.0 million, $5.0 million and $5.3 million, respectively as a net increase to rental revenue.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the years ended December 31, 2014, 2013 and 2012, we recognized impairment losses of $3.7 million, $0.4 million and $0.3 million, respectively.  The impairments are primarily the result of closing facilities or updating the estimated proceeds we expect to receive for the sale of closed facilities.  For additional information, see Note 3 – Properties and Note 4 – Assets Held For Sale.

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

We currently account for impaired loans and direct financing leases using (a) the cost-recovery method, and/or (b) the cash basis method.  We generally utilize the cost-recovery method for impaired loans or direct financing leases for which impairment reserves were recorded.  We utilize the cash basis method for impaired loans or direct financing leases for which no impairment reserves were recorded because the net present value of the discounted cash flows expected under the loan or direct financing lease and/or the underlying collateral supporting the loan or direct financing lease were equal to or exceeded the book value of the loans or direct financing leases.  Under the cost-recovery method, we apply cash received against the outstanding loan balance or direct financing lease prior to recording interest income.  Under the cash basis method, we apply cash received to principal or interest income based on the terms of the agreement.  As of December 31, 2014 and 2013, we had loan loss reserves totaling $0 and $2.0 million, respectively.  As of December 31, 2014 and 2013, we had no reserves for direct financing leases.  In 2014 and 2013, we received recovery on previously written-off loans relating to an existing operator’s note from the receivership of approximately $46 thousand and $0.2 million, respectively.  In 2012, we did not record provisions for loan losses or charge-offs related to our mortgage or note receivable portfolios.

For additional information, see Note 5 – Direct Financing Leases, Note 6 – Mortgage Notes Receivable and Note 7 – Other Investments.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounts Receivable

Accounts receivable includes: contractual receivables, effective yield interest receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts.  Contractual receivables relate to the amounts currently owed to us under the terms of the lease agreement.  Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement.  Straight-line receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts due to us contractually.  Lease inducements result from value provided by us to the lessee at the inception or renewal of the lease and amortized as a reduction of rental revenue over the non cancellable lease term.

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

A summary of our net receivables by type is as follows:

	December 31,
	2014	2013
	(in thousands)

Contractual receivables	$4,799	$2,941
Effective yield interest receivables	6,232	5,333
Straight-line receivables	143,652	123,486
Lease inducements	13,571	16,228
Allowance	(78)	(484)
Accounts receivable – net	$168,176	$147,504

In 2014, we wrote-off (i) $0.8 million of straight-line rent receivables associated with a lease amendment to an existing operator for two facilities that were transitioned to a new operator and (ii) $2.0 million of effective yield interest receivables associated with the termination of a mortgage note that was due November 2021.  See Note 6 – Mortgage Notes Receivable for additional information related to the early termination of the November 2021 mortgage note.

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

Deferred Financing Costs

External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings which approximates the effective interest method.  The deferred financing costs are included in “other assets” in our consolidated balance sheets.  Amortization of financing costs totaling $4.5 million, $2.8 million and $2.6 million in 2014, 2013 and 2012, respectively, is classified as “interest - amortization of deferred financing costs” in our consolidated statements of operations.  When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made.  Gains and losses from the extinguishment of debt are presented within income from continuing operations in the accompanying consolidated financial statements.

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

Substantially all of our operating leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual increase over the prior year’s rent, generally between 2.0% and 3.0%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g. increases in the Consumer Price Index); or (iii) specific dollar increases over prior years.  Revenue under lease arrangements with minimum fixed and determinable increases is recognized over the non-cancellable term of the lease on a straight-line basis.  The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.  We consider the operating history of the lessee, the payment history, the general condition of the industry and various other factors when evaluating whether all possible contingencies have been eliminated.  We do not recognize contingent rents as income until the contingencies have been resolved.

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

Assets Held for Sale and Discontinued Operations

Assets that qualify as held for sale may also be considered as a discontinued operation if they meet the new criteria set by the Financial Accounting Standards Board (“FASB”) (see “Recent Accounting Pronouncements” below).  For assets that qualify as discontinued operations, we reclassify the operations of those assets to discontinued operations in the consolidated statements of operations for all periods presented and assets held for sale in the consolidated balance sheets for all periods presented.  We had three facilities and one parcel of land classified as held for sale as of December 31, 2014 with a net book value of $12.8 million.  We had three facilities and one parcel of land classified as held for sale as of December 31, 2013 with a net book value of $1.4 million.  The held for sale assets do not meet the FASB criteria to be classified as discontinued operations.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Taxes

We were organized to qualify for taxation as a REIT under Section 856 through 860 of the Code.  As long as we qualify as a REIT; we will not be subject to Federal income taxes on the REIT taxable income that we distributed to stockholders, subject to certain exceptions.  In 2014, we paid common dividend payments of $258.6 million which satisfies the 2014 REIT requirements relating to qualifying income. We are permitted to own up to 100% of a taxable REIT subsidiary (“TRS”).  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  The loss carry forward of $1.0 million was fully reserved with a valuation allowance due to uncertainties regarding realization.  We record interest and penalty charges associated with tax matters as income tax.  For additional information on income taxes, see Note 12 – Taxes.  As of December 31, 2014 and 2013, we did not have any unrecognized tax benefits.  We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months.  We are subject to examination by the respective taxing authorities for the tax years 2007 through 2014.

Stock-Based Compensation

Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the awards, see Note 15 – Stock-Based Compensation for additional details.

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, we adopted the FASB Accounting Standards Update No 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08).  ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements.  Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3 - PROPERTIES

Leased Property

Our leased real estate properties, represented by 421 SNFs, 22 ALFs and 11 specialty facilities at December 31, 2014, are leased under provisions of single leases and master leases with initial terms typically ranging from 5 to 15 years, plus renewal options.  Substantially all of the single leases and master leases provide for minimum annual rentals that are typically subject to annual increases.  Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

A summary of our investment in leased real estate properties is as follows:

	December 31,
	2014	2013
	(in thousands)
Buildings	$2,745,872	$2,631,774
Site improvement and equipment	227,411	222,394
Land	250,502	245,379
	3,223,785	3,099,547
Less accumulated depreciation	(821,712)	(707,410)
Total	$2,402,073	$2,392,137

The future minimum estimated contractual rents due for the remainder of the initial terms of the leases are as follows at December 31, 2014:

(in thousands)
2015	$380,157
2016	387,580
2017	395,079
2018	381,697
2019	364,405
Thereafter	1,823,132
Total	$3,732,050

Below is a summary of the significant transactions that occurred from 2012 to 2014.

2014 Acquisitions/Other

Acquisition of Four ALFs in Pennsylvania, Oregon and Arkansas

On November 20, 2014, we completed a purchase/lease-back of four ALFs (two in Pennsylvania, one in Oregon and one in Arkansas) from an existing operator of Omega for approximately $84.2 million.  The four ALFs (with 371 total beds) were leased to the operator under a new master lease with an initial annual cash yield of 6.0%.

We are awaiting additional information necessary, including information related to an earn-out provision in order to finalize our purchase accounting and expect the allocation process to be complete in 2015.  As of December 31, 2014, we preliminarily recorded approximately $84.2 million consisting of land ($5.1 million), building and site improvements ($76.7 million), and furniture and fixtures ($2.4 million).  We have not recorded goodwill in connection with this transaction.

Acquisition of One SNF in Texas

On July 1, 2014, we purchased one SNF located in Texas from an unrelated third party for approximately $8.2 million and leased it to an existing operator of Omega.  The 125 bed SNF was added to the operator’s existing master lease with an initial annual cash yield of 9.75%.  We recorded approximately $8.2 million consisting of land ($0.4 million), building and site improvements ($7.4 million), and furniture and fixtures ($0.4 million).  We have not recorded goodwill in connection with this transaction.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transition of Two West Virginia Facilities to a New Operator

On July 1, 2014, we transitioned two West Virginia SNFs that we previously leased to Diversicare Healthcare Services (“Diversicare” and formerly known as Advocat) to a new unrelated third party operator.  The two facilities represent 150 operating beds.  We amended our Diversicare master lease to reflect the transition of the two facilities to the new operator and for the year ended December 31, 2014 recorded a $0.8 million provision for uncollectible straight-line accounts receivable.  Simultaneous with the Diversicare master lease amendment, we entered into a 12-year master lease with a new third party operator.

Acquisition of Three SNFs in South Carolina and Georgia

On June 27, 2014, we purchased two SNFs from an unrelated third party for approximately $17.3 million and leased them to an existing operator of Omega.  The SNFs, located in Georgia and South Carolina with a total of 213 beds, were combined into a new 12 year master lease with an initial annual cash yield of 9.5%.

In the third quarter of 2014, we purchased a third SNF in South Carolina with 132 beds that was added to the master lease.  The combined purchase price, including the third SNF was $34.6 million.  We recorded approximately $34.6 million consisting of land ($0.9 million), building and site improvements ($32.1 million), and furniture and fixtures ($1.6 million).  We have not recorded goodwill in connection with this transaction.

Acquisition of One ALF in Arizona

On January 30, 2014, we acquired an ALF in Arizona from an unrelated third party for approximately $4.7 million. The operations of the 90 bed facility were transitioned to an existing operator of Omega.  We recorded approximately $4.7 million consisting of land ($0.4 million), building and site improvements ($3.9 million), and furniture and fixtures ($0.4 million).  We have not recorded goodwill in connection with this transaction.

For the year ended December 31, 2014, revenue attributable to the acquired assets was approximately $3.2 million and net income attributable to the acquired assets was approximately $1.2 million recognized in the consolidated statement of operations. Acquisition costs related to the above transactions and the pending Merger with Aviv were expensed as period costs. For the year ended December 31, 2014, we expensed $3.9 million of acquisition related expenses, including costs associated with the aforementioned acquisitions.

2013 Acquisitions/Other

Acquisition of an ALF in Florida

On October 2, 2013, we purchased a 97 bed ALF in Florida for $10.3 million in cash.  The ALF was added to an existing master lease.

We completed our purchase accounting in 2014 with no change from our preliminary allocation.  As of December 31, 2013, we recorded approximately $10.3 million consisting of land ($0.6 million), building and site improvements ($9.0 million), and furniture and fixtures ($0.7 million).  We have not recorded goodwill in connection with this transaction.

Acquisition of four SNFs in Indiana

On October 31, 2013, we purchased four SNFs totaling 384 beds in Indiana for $22.2 million in cash.  The four SNFs were added to an existing master lease, but the terms of the lease and the purchase price were based on an existing lease agreement between the seller and the lessee which was below current market conditions.  We recorded approximately $3.0 million to below market leases as a result of the transaction for a total investment of $25.2 million.  We have not recorded goodwill in connection with this transaction.

We completed our purchase accounting in 2014 with no change from our preliminary allocation.  As of December 31, 2013, we recorded approximately $25.2 million consisting of land ($0.7 million), building and site improvements ($21.8 million), and furniture and fixtures ($2.7 million).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Acquisition costs related to the above transactions were expensed as period costs.  For the year ended December 31, 2013, we expensed $0.2 million of acquisition related expenses.

Transition of 11 Arkansas Facilities to a New Operator

On August 30, 2013, we transitioned 11 SNFs located in Arkansas that we previously leased to Diversicare Healthcare Services to a new third party operator.  The 11 facilities represent 1,084 operating beds.  We amended our Diversicare master lease to provide for reduced rent to reflect the transition of the 11 facilities to the new operator, and recorded a $2.3 million provision for uncollectible straight-line rent receivable.  Simultaneously with the amendment to the Diversicare master lease, we entered into a new master lease with the new third party operator of the 11 facilities.  The new master lease expires on August 31, 2023 and includes fixed annual rent escalators.

2012 Acquisitions/Other

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

Arizona and California Acquisitions

During the year ended December 31, 2012, we completed the acquisition of approximately $203.4 million of new investments and leased them to a new operator.  The investments involved two separate transactions to purchase 14 facilities (12 SNFs, 1 ALF and 1 combined SNF/ALF).  The combined transactions consisted of the assumption of approximately $71.9 million of indebtedness guaranteed by the Department of Housing and Urban Development (“HUD”) and payment of $131.5 million in cash. The $71.9 million of assumed HUD debt is comprised of 8 HUD mortgage loans with a blended interest rate of 5.50% and maturities between April 2031 and February 2045. The 14 facilities, representing 1,830 operating beds, are located in California (10) and Arizona (4). The transaction involved several separate master lease agreements covering all 14 facilities.

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

We recorded approximately $64.6 million consisting of land ($5.5 million), building and site improvements ($55.9 million), and furniture and fixtures ($3.2 million).  We recorded approximately $4.6 million of fair value adjustment related to above market debt assumed based on the terms of comparable debt and other market factors.  We have not recorded goodwill in connection with this transaction.

Transaction 2 (Second Closing):  In November 2012, we entered into a Purchase and Sales Agreement to purchase and then leaseback 10 California SNFs.  On November 30, 2012, we purchased five SNFs for approximately $70.2 million.  The five SNFs were simultaneously leased back under a new 12 year master lease.

We recorded approximately $70.2 million consisting of land ($11.5 million), building and site improvements ($55.5 million), and furniture and fixtures ($3.2 million).  We have not recorded goodwill in connection with this transaction.

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

We recorded approximately $77.5 million consisting of land ($13.0 million), building and site improvements ($60.8 million), and furniture and fixtures ($3.7 million).  We recorded approximately $5.4 million of fair value adjustment related to the above market debt assumed based on the terms of comparable debt and other market factors.  We have not recorded goodwill in connection with this transaction.

Indiana Acquisitions

In 2012, we completed four transactions in Indiana involving two existing operators and 34 facilities.  The following is a summary of the transactions:

Transaction 1:  On June 29, 2012, we purchased one SNF encompassing 80 operating beds in Indiana for approximately $3.4 million and leased the facility to an existing operator under an existing master lease.  We recorded approximately $3.4 million consisting of land ($0.2 million), building and site improvements ($2.9 million), and furniture and fixtures ($0.3 million).  We have not recorded goodwill in connection with this transaction.

Transaction 2:  On June 29, 2012, we purchased four facilities encompassing 383 operating beds in Indiana for approximately $21.7 million and leased the facilities to an existing operator.  We recorded approximately $21.7 million consisting of land ($1.9 million), buildings and site improvements ($18.4 million) and furniture and fixtures ($1.4 million).  We have not recorded goodwill in connection with this transaction.

Transaction 3:  On August 31, 2012, we purchased 27 facilities (17 SNFs, four ALFs and six independent living facilities) totaling 2,892 operating beds in Indiana from an unrelated third party for approximately $203 million in cash and assumed a liability associated with the lease of approximately $13.9 million.  Simultaneous with the transaction, we also purchased one parcel of land for $2.8 million.  The purchase price of both (i) 27 facilities and (ii) the parcel of land were funded from cash on hand and borrowings from our credit facility.  The 27 facilities and land parcel were added to an existing master lease.  We recorded approximately $219.7 million consisting of land ($16.1 million), building and site improvements ($189.2 million) and furniture and fixtures ($14.4 million).  We have not recorded goodwill in connection with this transaction.

Transaction 4:  On December 31, 2012, we purchased two SNFs encompassing 167 operating beds in Indiana for approximately $9.5 million and leased these facilities to an existing operator under a new consolidated master lease.  We recorded approximately $9.5 million consisting of land ($0.6 million), building and site improvements ($8.0 million), and furniture and fixtures ($0.9 million).  We have not recorded goodwill in connection with this transaction.

Michigan Acquisition

On November 30, 2012, we purchased one ALF for $20 million from an unrelated third party and added it to an existing master lease with an existing operator.  The 171 operating bed ALF is located in Michigan.  We recorded approximately $20.0 million consisting of land ($0.4 million), building and site improvements ($18.9 million), and furniture and fixtures ($0.7 million).  We have not recorded goodwill in connection with this transaction.

Texas Acquisition

On October 31, 2012, we purchased one SNF from an unrelated third party encompassing 90 operating beds in Texas for approximately $2.7 million and leased the facility to an existing operator.  We recorded approximately $2.7 million consisting of land ($0.2 million), building and site improvements ($2.2 million), and furniture and fixtures ($0.3 million).  We have not recorded goodwill in connection with this transaction.

Acquisition costs related to the above transactions were expensed as period costs.  For the year ended December 31, 2012, we expensed $0.9 million of acquisition related expenses.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Pro Forma Acquisition Results

The facilities acquired in 2014 and 2013 are included in our results of operations from the date of acquisition.  The following unaudited pro forma results reflect the impact of the transactions as if they occurred on January 1, 2013.  In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.  The following pro forma information is not indicative of future operations.

	Pro Forma
	Year Ended December 31,
	2014	2013
	(in thousands, except per share amounts, unaudited)
Revenues	$512,370	$432,031
Net income available to common stockholders	224,183	177,589

Earnings per share – diluted:
Net income available to common stockholders – as reported	$1.74	$1.46
Net income available to common stockholders – pro forma	$1.76	$1.50

In 2014, we closed two SNFs and recorded a $3.6 million provision for impairment related to these facilities (Level 3).  The net book value of the two SNFs that are closed but not classified as held-for-sale is approximately $1.2 million as of December 31, 2014 (Level 3).

NOTE 4 – ASSETS HELD FOR SALE

	Properties Held-For-Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2012 (1)	3	$1,020
Properties sold	-	-
Properties added	1	336
December 31, 2013 (2)	4	1,356
Properties sold (3)	(3)	(686)
Properties added	3	12,122
December 31, 2014 (2)	4	$12,792

(1)	Includes one parcel of land and two facilities.
(2)	Includes one parcel of land and three facilities.
(3)	In 2014, we sold these facilities for approximately $2.8 million in net proceeds recognizing a gain on sale of approximately $2.0 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5 – DIRECT FINANCING LEASES

The components of investment in direct financing leases consist of the following:

	December 31,
	2014	2013
	(in thousands)
Minimum lease payments receivable	$4,244,067	$4,291,067
Estimated residual values	—	—
Less unearned income	(3,704,835)	(3,761,622)
Net investment in direct financing leases	$539,232	$529,445

Properties subject to direct financing leases	56	56

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

The 56 facilities represent 5,623 licensed beds located in 12 states, predominantly in the southeastern United States. The 56 facilities are separated by region and divided amongst four cross-defaulted master leases.  The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility).  As of December 31, 2014, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$47,000	$47,032	$47,482	$48,669	$49,886

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6 - MORTGAGE NOTES RECEIVABLE

As of December 31, 2014, mortgage notes receivable relate to 13 fixed-rate mortgages on 55 long-term care facilities.  The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property.  The mortgage notes receivable relate to facilities located in five (5) states, operated by five (5) independent healthcare operating companies.  We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	December 31,
	2014	2013
	(in thousands)

Mortgage note due 2014; interest at 11.00%	$-	$5,000
Mortgage note due 2021; interest at 12.50%	-	5,574
Mortgage note due 2021; interest at 11.00%	-	91,123
Mortgage note due 2021; interest at 10.00%	-	913
Mortgage note due 2021; interest at 10.25%	1,326	-
Mortgage note due 2022; interest at 12.50%	-	5,310
Four Mortgage notes due 2022; interest at 12.00%	7,395	7,313
Mortgage note due 2023; interest at 11.00%	69,928	69,928
Mortgage note due 2023; interest at 12.50%	-	7,782
Mortgage note due 2023; interest at 12.50%	-	6,175
Mortgage note due 2024; interest at 9.50%	112,500	-
Mortgage note due 2029; monthly payment of $90,000, including interest at 9.00%	414,550	-
Mortgage note due 2030; interest at 10.82%	15,880	15,897
Four Mortgage notes due 2046; interest at 12.00%	26,500	26,500
Total mortgages — net (1)	$648,079	$241,515
(1)	As of December 31, 2013 and 2014 we have no allowance for loan loss for any of our mortgages.

$415 Million of Refinancing/Consolidating Mortgage Loans due 2029

On June 30, 2014, we entered into an agreement to refinance/consolidate $117 million in existing mortgages with maturity dates ranging from 2021 to 2023 on 17 facilities into one mortgage and simultaneously provide mortgage financing for an additional 14 facilities.  The new $415 million mortgage matures in 2029 and is secured by 31 facilities totaling 3,430 licensed beds all located in the state of Michigan.  The new loan bears an initial annual cash interest rate of 9.0% and increases by 0.225% per year (e.g., beginning in year 2 the interest rate will be 9.225%, in year 3 the rate will be 9.45%, etc.).

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

Mortgage Note due 2021

In 2013, we entered into a $3.5 million mortgage note with an existing operator to fund renovations on one property.  The mortgage note matures in 2021 and bears interest at an initial rate of 10%, with annual escalators of 2.5%. As of December 31, 2014, the balance of the loan related to the property was approximately $1.3 million.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Mortgage Notes due 2022

As of December 31, 2014, the balance of the loan related to the property was approximately $7.4 million.  These mortgage loans mature on July 31, 2022 and carry an annual interest rate of 12%.

$113 Million of Mortgage Note due 2024

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

Mortgage Note due 2023

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

Mortgage Note due 2014 Payoff

We provided a mortgage note to an existing operator for a property in Texas in 2011 for $5.0 million to provide bridge financing.  The note was paid off in July 2014.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7 - OTHER INVESTMENTS

A summary of our other investments is as follows:

	December 31,
	2014	2013
	(in thousands)

Other investment notes due 2015	$141	$2,318
Other investment notes due 2021 - 2023	16,182	13,427
Other investment note due 2014	-	62
$31.5 million other investment note due 2017	23,500	23,750
$2.5 million other investment note due 2014	1,640	546
$6.0 million other investment note due 2015	5,439	5,439
$1.3 million other investment note due 2017	1,300	1,300
$1.5 million other investment note due 2014	-	1,456
$0.9 million other investment note due 2015	750	-
Notes receivable, gross(1)	48,952	48,298
Allowance for loss on notes receivable	-	(1,977)
Notes receivable, net	48,952	46,321

Other	-	2,400
Marketable securities	-	4,333
Total other investments	$48,952	$53,054
(1)	These notes bear interest at a weighted average rate of approximately 10% annually as of December 31, 2014.

Other Investment notes due 2015

During the year ended December 31, 2014, we wrote off approximately $2.0 million of these notes deemed uncollectible against loan loss reserves established in prior years.

Other Investment notes due 2021 - 2023

The 2021-2023 other investment notes relates to 17 individual notes with one operator to fund renovations on several facilities.  The loans mature between 2021 and 2023 and bear interest at an initial rate of 10% with escalators of 2.5% per year.  The maximum draw on all 17 loans is approximately $22.7 million.

$31.5 Million Other Investment note due 2017

In February 2014, we amended our five year 10.0% term loan agreement with an existing operator allowing for an additional draw of $3.5 million at a 10.5% interest rate.  The loan matures in January 2017.

$6.0 Million Other Investment note due 2015

In 2014, we amended an existing working capital note with an existing operator increasing the availability from $4.0 million to $6.0 million.  The note bears interest at 10% and matures in February 2015.

$1.5 Million Other Investment note due 2014 Payoff

In November 2013, we entered into a $1.5 million one year promissory note at 8.95% interest rate with an existing operator.  The loan was paid off in November 2014.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other

In October 2013, the investment of $2.4 million for the construction of a new facility that we funded to an existing operator in July 2013 was cancelled. In September 2014, under the amended master lease, we agreed to accept a repayment of the amount funded in exchange for a termination of the existing operator’s obligation to pay rent after such payment. The repayment was in the form of a cash payment of $1.5 million and a promissory note in the amount of $0.9 million at 9.5% interest rate (see above “$0.9 million other investment note due 2015”). The loan matures in October 2015.

Marketable Securities

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

NOTE 8 - CONCENTRATION OF RISK

As of December 31, 2014, our portfolio of real estate investments consisted of 568 healthcare facilities, located in 38 states and operated by 50 third‑party operators.  Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $4.4 billion at December 31, 2014, with approximately 99% of our real estate investments related to long-term care facilities.  Our portfolio is made up of 474 SNFs, 23 ALFs, 11 specialty facilities, fixed rate mortgages on 53 SNFs and two ALFs, and five SNFs that are closed/held-for-sale.  At December 31, 2014, we also held miscellaneous investments of approximately $49.0 million, consisting primarily of secured loans to third-party operators of our facilities.

At December 31, 2014, we had investments with one operator and/or manager that exceeded 10% of our total investments: New Ark (13%).  The three states in which we had our highest concentration of investments were Florida (14%), Michigan (10%) and Ohio (9%) at December 31, 2014.

For the year ended December 31, 2014, our revenues from operations totaled $504.8 million, of which approximately $58.6 million was from New Ark (12%) and $55.2 million was from Genesis (11%).  No other operator generated more than 9% of our revenues from operations for the year ended December 31, 2014.

NOTE 9 - LEASE AND MORTGAGE DEPOSITS

We obtain liquidity deposits and letters of credit from most operators pursuant to our lease and mortgage contracts with the operators.  These generally represent the rental and mortgage interest for periods ranging from three to six months with respect to certain of our investments.  At December 31, 2014, we held $5.8 million in such liquidity deposits and $60.2 million in letters of credit.  The liquidity deposits and the letters of credit may be used in the event of lease and/or loan defaults, subject to applicable limitations under bankruptcy law with respect to operators filing under Chapter 11 of the United States Bankruptcy Code.  Liquidity deposits are recorded as restricted cash on our consolidated balance sheets with the offset recorded as a liability.  Additional security for rental and mortgage interest revenue from operators is provided by covenants regarding minimum working capital and net worth, liens on accounts receivable and other operating assets of the operators, provisions for cross default, provisions for cross‑collateralization and by corporate/personal guarantees.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10 - BORROWING ARRANGEMENTS

The following is a summary of our long-term borrowings:

		Current	December 31,
	Maturity	Rate	2014	2013
			(in thousands)
Secured borrowings:
HUD mortgages assumed June 2010 (1)	2040 - 2045	4.85%	$126,319	$128,641
HUD mortgages assumed October 2011 (1)	2036	4.91%	26,658	31,145
HUD mortgages assumed December 2011(1) (2)	2044	3.06%	57,416	58,592
HUD mortgages assumed December 2012(1)	2040 - 2045	4.64%	41,061	80,153
Total secured borrowings			251,454	298,531

Unsecured borrowings:
Revolving line of credit	2018	1.72%	85,000	326,000
Term loan	2019	1.67%	200,000	200,000
			285,000	526,000

2020 notes	2020	7.50%	200,000	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	—
2025 notes	2025	4.50%	250,000	—
Subordinated debt	2021	9.00%	20,747	20,892
			1,845,747	1,195,892
(Discount) premium - net			(3,698)	3,995
Total unsecured borrowings			2,127,049	1,725,887
Totals – net			$2,378,503	$2,024,418
(1)	Reflects the weighted average interest rate on the mortgages.
(2)	The debt was refinanced in March 2013.

Secured Borrowings

HUD Mortgages Loans Payoff

On October 31, 2014, we paid approximately $3.6 million to retire one HUD mortgage that was assumed as part of an October 2011 acquisition.  The payoff resulted in a $27 thousand gain on the extinguishment of the debt due to the write-off of the $0.2 million unamortized premium offset by a prepayment fee of approximately $0.2 million.

On September 30, 2014, we paid approximately $36.1 million to retire four HUD mortgages that were assumed as part of a December 2012 acquisition.  The payoff resulted in a $1.6 million gain on the extinguishment of the debt due to the write-off of the $3.3 million unamortized premium offset by a prepayment fee of approximately $1.7 million.

HUD Mortgage Debt assumed June 2010 (Paid-off)

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

HUD Mortgage Debt assumed June 2010

In connection with the second quarter 2010 acquisitions of 29 facilities from Capital Source, we assumed $128.8 million of HUD indebtedness with maturity dates ranging from January 2040 to January 2045.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $7.3 million more than the face value of the debt assumed.  We are amortizing the premium utilizing the effective interest method from the date of assumption.  As of December 31, 2014 and 2013, the unamortized premium was $5.7 million and $6.0 million, respectively.  We estimate the amortization of premium will be approximately $0.3 million per annum over the next five years.  In 2014, 2013 and 2012, the amortization of the premium was $0.4 million in each year.

HUD Debt assumed October 2011

In connection with the October 31, 2011 acquisition of four SNFs, we assumed $29.9 million of HUD indebtedness with maturity dates ranging from March 2036 to September 2040.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $3.0 million more than the face value of the debt assumed.  We are amortizing the premium utilizing the effective interest method from the date of assumption.  On October 31, 2014, we retired one mortgage for approximately $3.6 million (see above “HUD Mortgage Loans Payoff”).  As of December 31, 2014 and 2013, the unamortized premium was $2.2 million and $2.6 million, respectively.  We estimate the amortization of the premium will be between $0.1 million and $0.2 million per annum over the next five years.  In 2014, 2013 and 2012, the amortization of the premium was $0.2 million in each year.

HUD Mortgage Debt assumed December 2011 Refinanced March 2013

On March 26, 2013, we refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million including approximately $0.7 million of closing costs that were added to the outstanding balance and amortized over the term of the mortgage debt.  The annual interest rate for the refinanced debt decreased from 5.55% to approximately 3.06%, with the term of the refinanced mortgages remaining unchanged.

HUD Mortgages assumed December 2012

In connection with the fourth quarter 2012 acquisitions, we assumed $71.8 million of HUD indebtedness with maturity dates ranging from April 2031 to February 2045.  On the date of the assumption, we estimated the fair value of the assumed debt to be approximately $10.1 million more than the face value of the debt assumed.  We are amortizing the premium utilizing the effective interest method from the date of assumption.  On September 30, 2014, we retired four mortgages for approximately $36.1 million (see above “HUD Mortgages Loans Payoff”).  As of December 31, 2014 and 2013, the unamortized premium was $5.7 million and $9.5 million, respectively.  We estimate the amortization of the premium will be approximately $0.3 million per annum over the next five years.  In 2014, 2013 and 2012, the amortization of the premium was $0.5 million, $0.6 million and $0.1 million, respectively.

Unsecured Borrowings

$1.2 Billion Unsecured Credit Facility - 2014

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

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points).  The Revolving Credit Facility is used for acquisitions and general corporate purposes.  At December 31, 2014, we had $85.0 million in borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings.  At December 31, 2014, we had $200 million in borrowings outstanding under the Term Loan Facility.  The Term Loan Facility matures on June 27, 2019.

Termination of $700 Million Unsecured Credit Facility

On June 27, 2014, we terminated our 2012 Credit Facilities that we entered into on December 6, 2012 and recorded a non-cash charge of approximately $2.6 million relating to the write-off of unamortized deferred financing costs associated with the termination of the 2012 Credit Facilities.

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

In January 2014, we drew all $200 million under the 2013 Term Loan Facility and used the proceeds to (i) fund a new mortgage investment and (ii) repay outstanding borrowings under the 2012 Credit Facility.  In March 2014, we paid off and terminated the 2013 Term Loan Facility with proceeds from the sale of our 4.95% Senior Notes due 2024 (see below).  In addition, we recorded a non-cash charge of approximately $2.0 million relating to the write-off of deferred financing costs associated with the termination of the 2013 Term Loan Facility.

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

In February 2015, we notified the trustee of our intent to redeem and retire the 2020 Notes.  We anticipate the redemption will occur in the late first quarter or early second quarter of 2015.

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

The Initial 2022 Notes were sold at an issue price of 98.984% of the principal amount, resulting in gross proceeds of approximately $223 million.  We used the net proceeds from the sale of the Initial 2022 Notes, after discounts and expenses, to (i) pay off borrowings under a previously terminated credit facility and (ii) for general corporate purposes.  The Additional 2022 Notes were sold at an issue price of 103% of their face value, before initial purchasers’ discount, plus accrued interest from October 4, 2010, resulting in gross proceeds to us of approximately $364 million. We used the net proceeds from the sale of the Additional 2020 Notes (i) to fund our tender offer for our outstanding $310 million aggregate principal amount of 7% Senior Notes due 2014, and (ii) for working capital and general corporate purposes.

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

As of December 31, 2014, our subsidiaries that are not guarantors of the 2022 Notes accounted for approximately $377.4 million of our total assets.

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

As of December 31, 2014, our subsidiaries that are not guarantors of the 2024 Notes accounted for approximately $377.4 million of our total assets.

$400 Million 4.95% Senior Notes due 2024 and Exchange Offer

On March 11, 2014, we sold $400 million aggregate principal amount of our 4.95% Senior Notes due 2024.  These notes were sold at an issue price of 98.58% of the principal amount of the notes, before the initial purchasers’ discount resulting in gross proceeds of approximately $394.3 million.  We used the net proceeds of the offering to repay in full our $200 million 2013 Term Loan Facility defined above, and a portion of our indebtedness outstanding under our Revolving Credit Facility.

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

We may redeem some or all of the notes prior to the date that is 90 days prior to the scheduled maturity of the notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.  The notes will be redeemable at any time on or after the date that is 90 days prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

As of December 31, 2014, our subsidiaries that are not guarantors of our 4.95% Senior Notes due 2024 accounted for approximately $377.4 million of our total assets.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$250 Million 4.5 % Senior Notes due 2025

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

We may redeem some or all of the notes prior to October 15, 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, and accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The notes will be redeemable at any time on or after October 15, 2024 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

As of December 31, 2014, our subsidiaries that are not guarantors of the 2025 Notes accounted for approximately $377.4 million of our total assets.

General

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants.  As of December 31, 2013 and 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

The required principal payments, excluding the premium/discount on the 2025, 2024, 2022 and 2020 Notes, for each of the five years following December 31, 2014 and the aggregate due thereafter are set forth below:

(in thousands)
2015	$4,565
2016	4,768
2017	4,981
2018	90,202
2019	205,435
Thereafter	2,057,930
Totals	$2,367,881

The following summarizes the refinancing related costs:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)

Write off of deferred financing cost and unamortized premiums due to refinancing (1) (2)(3)	$1,180	$(11,278)	$3,024
Prepayment and other costs associated with refinancing (4)	1,861	166	4,896
Total debt extinguishment costs (gain)	$3,041	$(11,112)	$7,920

(1)	In 2014, we recorded: (a) $2.6 million write-off of deferred financing costs associated with the termination of the 2012 Credit Facilities, (b) $2.0 million write-off of deferred financing costs associated with the termination of our 2013 Term Loan Facility offset by (c) $3.5 million gain related to the early extinguishment of debt from the write off of unamortized premium on the HUD debt paid off in September and December 2014.

(2)	In 2013, we recorded an $11.3 million interest refinancing gain associated with the write-off of the unamortized premium for debt assumed on 11 HUD mortgage loans that we paid off in May 2013.

(3)	In 2012, we wrote-off: (a) $2.2 million deferred financing costs associated with the tender offer and redemption of our $175 million 7% 2016 Notes; and (b) $2.5 million deferred financing costs associated with the termination of our $475 million 2011 Credit Facility. These costs were offset by a $1.7 million gain resulting from the write-off of the unamortized premium on the four HUD loans that were paid off in the second quarter of 2012.

(4)	In 2014, we made prepayment penalties of $1.9 million associated with five HUD mortgage loans that we paid off in September and October 2014. In 2013, we made prepayment penalties of $0.2 million associated with 11 HUD mortgage loans that we paid off in May 2013. In 2012, we incurred $4.9 million of prepayment penalties and other costs associated with the tender offer and redemption of our $175 million 7% 2016 Notes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11 - FINANCIAL INSTRUMENTS

At December 31, 2014 and 2013, the carrying amounts and fair values of our financial instruments were as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$4,489	$4,489	$2,616	$2,616
Restricted cash	29,076	29,076	31,759	31,759
Investment in direct financing leases	539,232	539,232	529,445	529,445
Mortgage notes receivable – net	648,079	642,626	241,515	240,482
Other investments – net	48,952	49,513	53,054	50,124
Totals	$1,269,828	$1,264,936	$858,389	$854,426
Liabilities:
Revolving line of credit	$85,000	$85,000	$326,000	$326,000
Term loan	200,000	200,000	200,000	200,000
7.50% notes due 2020 – net	198,235	264,269	197,890	256,852
6.75% notes due 2022 – net	580,410	677,851	581,105	735,687
5.875% notes due 2024 – net	400,000	449,242	400,000	411,266
4.95% notes due 2024 – net	394,768	410,358	—	—
4.50% notes due 2025 – net	247,889	244,053	—	—
HUD debt	251,454	266,434	298,531	287,718
Subordinated debt	20,747	26,434	20,892	28,849
Totals	$2,378,503	$2,623,641	$2,024,418	$2,246,372

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●	Cash and cash equivalents and restricted cash: The carrying amount of cash and cash equivalents and restricted cash reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

●	Mortgage notes receivable: The fair values of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

●	Direct financing leases: The fair values of the direct financing receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	Other investments: Other investments are primarily comprised of: (i) notes receivable and (ii) an investment in redeemable non-convertible preferred security of an unconsolidated business accounted for using the cost method of accounting. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3). The fair value of the investment in the unconsolidated business is estimated using quoted market value and considers the terms of the underlying arrangement (Level 3).

●	Revolving lines of credit and term loan: The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates (Level 3).

●	Senior notes and other long-term borrowings: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party (Level 2).

●	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated based on quotes obtained by HUD debt brokers (Level 2).

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

So long as we qualify as a REIT, we generally will not be subject to Federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions.  In 2014, we paid common dividend payments of approximately $258.6 million, which satisfies the 2014 REIT requirements relating to the distribution of our REIT taxable income.  On a quarterly and annual basis we tested our compliance within the REIT taxation rules described above to ensure that we were in compliance with the rules.

Since the year 2000, the definition of foreclosure property has included any “qualified health care property,” as defined in Code Section 856(e)(6) acquired by us as the result of the termination or expiration of a lease of such property.  We have from time to time operated qualified healthcare facilities acquired in this manner for up to two years (or longer if an extension was granted).  Properties that we had taken back in a foreclosure or bankruptcy and operated for our own account were treated as foreclosure properties for income tax purposes, pursuant to Code Section 856(e).  Gross income from foreclosure properties was classified as “good income” for purposes of the annual REIT income tests upon making the election on the tax return.  Once made, the income was classified as “good” for a period of three years, or until the properties were no longer operated for our own account.  In all cases of foreclosure property, we utilized an independent contractor to conduct day-to-day operations to maintain REIT status.  In certain cases, we operated these facilities through a taxable REIT subsidiary.  For those properties operated through the taxable REIT subsidiary, we formed a new entity (TC Healthcare) on our behalf through the use of an eligible independent contractor to conduct day-to-day operations to maintain REIT status.  As a result of the foregoing, we do not believe that our participation in the operation of nursing homes increased the risk that we would fail to qualify as a REIT.  Through our 2014 taxable year, we had not paid any tax on our foreclosure property because those properties had been producing losses.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subject to the limitation described above under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs.  Currently, we have one TRS that is taxable as a corporation and that pays federal, state and local income tax on its net income at the applicable corporate rates.  As of December 31, 2014 and 2013, the TRS had a net operating loss carry-forward of $1.0 million.  The net operating loss carry-forward expires in 2024.  The loss carry-forward was fully reserved at December 31, 2014 and 2013 with a valuation allowance due to uncertainties regarding realization.

NOTE 13 - RETIREMENT ARRANGEMENTS

Our Company has a 401(k) Profit Sharing Plan covering all eligible employees.  Under this plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution. Amounts charged to operations with respect to these retirement arrangements totaled approximately $0.3 million, $0.2 million, $0.2 million in 2014, 2013 and 2012, respectively.

In addition, we have a deferred compensation plan that allows employees and directors the ability to defer receipt of stock awards. The deferred stock awards (units) participate in future dividends as well as the change in the value of the Company’s common stock. As of December 31, 2014 and 2013, the Company had 398,373 and 40,566 deferred stock units outstanding.

NOTE 14 – STOCKHOLDERS’ EQUITY

Stockholders’ Equity

2.875 Million Shares of Common Stock Offering

On October 7, 2013, we sold 2,875,000 shares of common stock in an underwritten public offering at a price of $29.48 per share, after underwriting discounts but before expenses.  Our total net proceeds from the offering, after underwriting discounts and expenses were approximately $84.6 million.

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

For the year ended December 31, 2014, we issued approximately 1.8 million shares under the 2013 Equity Shelf Program, at an average price of $34.33 per share, generating gross proceeds of approximately $63.5 million, before $1.5 million of commissions and expenses.

Since inception of the 2013 Equity Shelf Program, we sold a total of 7.4 million shares of common stock generating total gross proceeds of $233.8 million under the program, before $4.7 million of commissions.  We have approximately $16.2 million available to under the 2013 Equity Shelf Program.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Termination of $245 Million Equity Shelf Program

Also on March 18, 2013, we terminated our previous $245 million Equity Shelf Program (the “2012 Equity Shelf Program”) that we entered into with several financial institutions on June 19, 2012.  For the year ended December 31, 2013, we issued approximately 1.0 million shares under the 2012 Equity Shelf Program at an average price of $28.29 per share, generating gross proceeds of approximately $27.8 million, before $0.6 million of commissions.

For the year ended December 31, 2012, we issued 2.6 million shares under the 2012 Equity Shelf Program, at an average price of $24.10 per share, generating gross proceeds of approximately $63.6 million, before $1.3 million of commissions.

Since inception of the 2012 Equity Shelf Program, we sold a total of 3.6 million shares of common stock generating total gross proceeds of $91.4 million under the program, before $1.9 million of commissions.  As a result of the termination of the 2012 Equity Shelf Program, no additional shares were issued under the 2012 Equity Shelf Program.

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

Dividend Reinvestment and Common Stock Purchase Plan

We have a Dividend Reinvestment and Common Stock Purchase Plan (the “DRSPP”) that allows for the reinvestment of dividends and the optional purchase of our common stock.  For the year ended December 31, 2014, we issued 2.1 million shares of common stock for approximately $71.5 million in net proceeds.  For the year ended December 31, 2013, we issued 1.9 million shares of common stock for approximately $55.8 million in net proceeds.  For the year ended December 31, 2012, we issued 5.1 million shares of common stock for approximately $111.9 million in net proceeds.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity in restricted stock and RSUs for the years ended December 31, 2012, 2013 and 2014:

	Number of Shares/Units	Weighted - Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2011	458,302	$22.31
Granted during 2012	15,500	20.29	$0.3
Vested during 2012	(14,300)	19.56
Non-vested at December 31, 2012	459,502	$22.33
Granted during 2013	241,699	29.87	$7.2
Vested during 2013	(444,003)	22.38
Non-vested at December 31, 2013	257,198	$29.32
Granted during 2014	143,637	30.70	$4.4
Vested during 2014	(90,901)	28.87
Non-vested at December 31, 2014	309,934	$30.08
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

PRSUs (for Performance Periods 2011 through 2013)

In January 2011, we awarded three types of PRSUs to six employees: (i) 124,244 annual TSR PRSUs for the year ended December 31, 2011 (“2011 Annual TSR PRSUs”); (ii) 279,552 multi-year absolute TSR PRSUs and (iii) 93,183 multi-year relative TSR PRSUs.  On January 1, 2012, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2012 (“2012 Annual TSR PRSUs”).  On January 1, 2013, we awarded to the six employees 124,244 annual TSR PRSUs for the year ended December 31, 2013 (“2013 Annual TSR PRSUs”).

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

The 2011 Annual TSR PRSUs were forfeited because the required TSR for 2011 was not achieved.  The TSR goal was achieved at “high” for the 2012 Annual TSR PRSUs and 124,244 shares vested and were distributed to the employees in January 2013.  The TSR goal was achieved at “high” for the 2013 Annual TSR PRSUs and 124,244 shares vested and were distributed to the employees in January 2014.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Multi-year TSR PRSUs (for the 2011- 2013 Performance Period)

The number of shares earned under the multi-year TSR PRSUs depended generally on the level of achievement of TSR for the three years ending December 31, 2013.  In January 2014, the board of directors reviewed the performance and determined the performance targets were met at the “high” level.  The multi-year TSR PRSUs vested 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of December 31, 2014, all of these shares have been distributed to the employees.

Multi-year Relative TSR PRSUs (for the 2011- 2013 Performance Period)

The number of shares earned under the multi-year relative TSR PRSUs depended generally on the level of achievement of TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for the three-years ending December 31, 2013.  In January 2014, the board of directors reviewed the performance and determined the performance targets were met at the “high” level.  The multi-year relative TSR PRSUs vested 25% on the last day of each calendar quarter in 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  As of December 31, 2014, all of these shares have been distributed to the employees.

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

2014 Transition TSR PRSUs

The number of shares earned under the 2014 Transition TSR PRSUs depends generally on the level of achievement of Omega’s TSR for the period beginning December 31, 2013 and ending December 31, 2014.  The 2014 Transition TSR PRSUs vested on December 31, 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.  In January 2015, the board of directors reviewed the performance and determined the performance targets were met at the “high” level and the shares were distributed in January 2015.

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

2014 Transition Relative TSR PRSUs

The number of shares earned under the 2014 Transition Relative TSR PRSUs depends generally on the level of achievement of TSR relative to the MSCI U.S. REIT Index for the period beginning December 31, 2013 and ending December 31, 2014. The 2014 Transition Relative TSR PRSUs vested on December 31, 2014, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. In January 2015, the board of directors reviewed the performance and determined that 61,769 shares were earned. The shares were distributed in January 2015.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We used a Monte Carlo model to estimate the fair value and the derived service periods for the PRSUs granted to the employees.  The following are the significant assumptions used in estimating the value of the awards for grants made on the following dates:

	January 1, 2012	January 1, 2013	December 31, 2013 and January 1, 2014

Closing Price on date of grant	$19.35	$23.85	$29.80
Dividend Yield	8.27%	4.24%	6.44%
Risk Free interest rate at time of grant	0.03% to 0.35%	0.05% to 0.43%	0.04% to 0.86%
Expected volatility	35.64% to 38.53%	15.56% to 23.83%	24.16% to 25.86%

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity in PRSUs for the years ended December 31, 2012, 2013 and 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Compensation Cost (1) (in millions)
Non-vested at December 31, 2011	372,735	$11.36
Granted during 2012	124,244	9.61	$1.2
Vested during 2012	(124,244)	9.61
Non-vested at December 31, 2012	372,735	$11.36
Granted during 2013	665,289	10.36	$6.9
Vested during 2013 (2)	-	-
Non-vested at December 31, 2013	1,038,024	$10.72
Granted during 2014	309,168	11.46	$3.5
Vested during 2014 (3)	(496,979)	10.75
Non-vested at December 31, 2014	850,213	$10.97
(1)	Total compensation cost to be recognized on the awards was based on grant date fair value or the modification date fair value.
(2)	Subsequent to December 31, 2013, the board of directors reviewed the performance measure for the 372,735 PRSUs granted in January 2011 and outstanding at December 31, 2012 as well as the 124,244 shares granted in January 2013 and determined the PRSUs were earned.
(3)	In January 2014, the 124,244 PRSUs granted in January 2013 vested and were issued to the employees. The 372,735 PRSUs granted in 2011 vested 25% on March 31, June 30, September 30 and December 31, 2014.

The following table summarizes our total unrecognized compensation cost as of December 31, 2014 associated with outstanding restricted stock, restricted stock units and PRSU awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock units	2013	213,741	29.80	6.4	36	4.2
2015 Transition TSR PRSUs	2013	77,369	7.48	0.6	24	0.3
2016 Transition TSR PRSUs	2013	115,785	8.67	1.0	36	0.7
2015 Transition Relative TSR PRSUs	2013	77,368	13.06	1.0	24	0.5
2016 Transition Relative TSR PRSUs	2013	115,781	14.25	1.7	36	1.1
Restricted stock units	2014	122,137	29.80	3.6	36	2.4
2016 TSR PRSUs	2014	154,584	8.67	1.3	48	1.0
2016 Relative TSR PRSUs	2014	154,584	14.25	2.2	48	1.7
Total		1,031,349	$17.25	$17.8		$11.9

Tax Withholding

Stock withheld to pay minimum statutory tax withholdings for equity instruments granted under stock-based payment arrangements for the years ended December 31, 2014, 2013 and 2012, was $3.6 million, $5.8 million and $1.2 million, respectively.

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

As of December 31, 2014, 2,646,977 shares of common stock were reserved for issuance to our employees, directors and consultants under our stock incentive plans.  Awards under our stock incentive plans may be in the form of stock, stock options, restricted stock, and performance restricted stock units.

NOTE 16 - DIVIDENDS

Common Dividends

On January 14, 2015, the Board of Directors declared a common stock dividend of $0.53 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 16, 2015 to common stockholders of record on February 2, 2015.

On October 16, 2014, the Board of Directors declared a common stock dividend of $0.52 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter, which was paid November 17, 2014 to common stockholders of record on October 31, 2014.

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

Per Share Distributions

Per share distributions by our Company were characterized in the following manner for income tax purposes (unaudited):

	Year Ended December 31,
	2014	2013	2012
Common
Ordinary income	$1.834	$1.536	$0.884
Return of capital	0.186	0.324	0.806
Total dividends paid	$2.020	$1.860	$1.690

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

Four putative class actions have been filed by purported stockholders of Aviv against Aviv, its directors, the Company and Merger Sub challenging the Merger. The lawsuits seek injunctive relief preventing the parties from consummating the Merger, rescission of the transactions contemplated by the Merger Agreement, imposition of a constructive trust in favor of the class upon any benefits improperly received by the defendants, compensatory damages, and litigation costs including attorneys’ fees. The four cases have been transferred to the Business and Technology Case Management Program of the Circuit Court, Baltimore City, Maryland. The plaintiffs in each case amended their complaints to add allegations that the disclosures in the Form S-4 filed with the Securities and Exchange Commission on January 5, 2015 in connection with the Merger, are inadequate to allow Aviv shareholders to make an informed decision whether to approve the Merger. On January 28, 2015, the court entered a stipulated consolidation order consolidating the four lawsuits into a single proceeding styled In re Aviv REIT Inc. Stockholder Litigation, Case No. 24-C-14-006352. On February 6, 2015, the parties filed a stipulation providing that the Second Amended Complaint filed by plaintiff Andrew Wolf shall serve as the operative consolidated complaint. On the same date, (1) Aviv, the Aviv Partnership and the Aviv directors filed a motion to dismiss the consolidated complaint and (2) the Company, Merger Sub and the Omega Operating Partnership separately moved to dismiss the consolidated complaint as to them. The plaintiffs have moved to expedite the discovery period. A hearing to consider the motions to dismiss and the plaintiffs’ request to expedite discovery has been scheduled for February 27, 2015.

The Company believes that these actions have no merit and intend to defend vigorously against them.

NOTE 18 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes quarterly results of operations for the years ended December 31, 2014 and 2013.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014
Revenues	$121,001	$121,800	$130,665	$131,321
Net income	55,829	46,817	61,713	56,990
Net income available to common stockholders	55,829	46,817	61,713	56,990
Net income available to common per share:
Basic	$0.45	$0.37	$0.48	$0.45
Diluted	$0.45	$0.37	$0.48	$0.44
Cash dividends paid on common stock	$0.49	$0.50	$0.51	$0.52

2013
Revenues	$101,761	$102,515	$103,301	$111,137
Net income	38,120	49,058	38,137	47,206
Net income available to common stockholders	38,120	49,058	38,137	47,206
Net income available to common per share:
Basic	$0.34	$0.42	$0.32	$0.39
Diluted	$0.34	$0.42	$0.32	$0.38
Cash dividends paid on common stock	$0.45	$0.46	$0.47	$0.48

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 19 - EARNINGS PER SHARE

The computation of basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period.  Diluted EPS is computed using the treasury stock method, which is net income available to common stockholders divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period.  Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including restricted stock and performance restricted stock units.

The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income	$221,349	$172,521	$120,698
Numerator for net income available to common per share - basic and diluted	$221,349	$172,521	$120,698
Denominator:
Denominator for basic earnings per share	126,550	117,257	107,591
Effect of dilutive securities:
Common stock equivalents	744	843	420
Denominator for diluted earnings per share	127,294	118,100	108,011

Earnings per share - basic:
Net income - basic	$1.75	$1.47	$1.12
Earnings per share - diluted:
Net income - diluted	$1.74	$1.46	$1.12

NOTE 20– CONSOLIDATING FINANCIAL STATEMENTS

As of December 31, 2014, we had outstanding: (i) $200 million 7.5% Senior Notes due 2020, (ii) $575 million 6.75% Senior Notes due 2022, (iii) $400 million 5.875% Senior Notes due 2024, (iv) $400 million 4.95% Senior Notes due 2024 and (v) $250 million 4.5% Senior Notes due 2025, which we collectively refer to as the Senior Notes.  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the Subsidiary Guarantors.  All of our subsidiaries that guarantee the Senior Notes also guarantee the 2014 Credit Facilities.  Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes or the 2014 Credit Facilities.

As of and prior to March 31, 2010, the non-guarantor subsidiaries were minor and insignificant.  On June 29, 2010, we designated as “unrestricted subsidiaries” the 39 subsidiaries subject to HUD indebtedness, of which 12 subsidiaries were re-designated as “restricted subsidiaries” and Subsidiary Guarantors in July 2013 due to the retirement of the HUD related debt on 11 facilities.  During the fourth quarter of 2011, we designated as “unrestricted subsidiaries” 20 subsidiaries we acquired subject to HUD indebtedness, of which five subsidiaries were re-designated as “restricted subsidiaries” and Subsidiary Guarantors in July 2012 due to the retirement of the HUD related mortgages on five facilities.  During the fourth quarter of 2012, we designated as “unrestricted subsidiaries” eight subsidiaries we acquired subject to HUD indebtedness, of which four subsidiaries were re-designated as “restricted subsidiaries and Subsidiary Guarantors” due to the retirement of the HUD related debt on four facilities in September 2014.  In October 2014, we retired HUD debt on one facility and one subsidiary was re-designated as a restricted subsidiary.  The following summarized condensed consolidating financial information reflects these changes.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the years ended December 31, 2014 and 2013, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense and rent recorded on a straight-line basis.  On March 26, 2013, the non-guarantor subsidiaries refinanced existing HUD mortgage debt on 12 properties in Arkansas for approximately $59.4 million. The refinanced amount included $58.7 million related to retiring the old HUD debt and $0.7 million of closing costs that were added to the new (refinanced) HUD debt.  On September 30, 2014, we retired four HUD mortgages, $34.3 million related to the outstanding principal of the four HUD mortgages, $3.3 million related to the noncash write off of unamortized premium recorded at the time of acquisition offset by a prepayment fee of approximately $1.7 million.  On October 31, 2014, we retired one HUD mortgage, $3.4 million related to the outstanding principal of the mortgage, $0.2 million related to noncash of unamortized premium offset by a prepayment fee of approximately $0.2 million.

For the years ended December 31, 2014, 2013 and 2012, the non-guarantor subsidiaries did not engage in investing or financing activities other than the principal payment of $4.4 million, $4.0 million and $3.1 million, respectively for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries.  All of the Subsidiary Guarantors of our outstanding Senior Notes and 2014 Credit Facilities, and all of our non-guarantor subsidiaries, are 100% owned by Omega.

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

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,834,498	$389,287	$—	$3,223,785
Less accumulated depreciation	(754,517)	(67,195)	—	(821,712)
Real estate properties – net	2,079,981	322,092	—	2,402,073
Investment in direct financing leases	539,232	—	—	539,232
Mortgage notes receivable – net	648,079	—	—	648,079
	3,267,292	322,092	—	3,589,384
Other investments – net	48,952	—	—	48,952
	3,316,244	322,092	—	3,638,336
Assets held for sale – net	12,792	—	—	12,792
Total investments	3,329,036	322,092	—	3,651,128

Cash and cash equivalents	4,489	—	—	4,489
Restricted cash	7,016	22,060	—	29,076
Accounts receivable – net	160,789	7,387	—	168,176
Investment in affiliates	73,622	—	(73,622)	—
Other assets	42,876	25,900	—	68,776
Total assets	$3,617,828	$377,439	$(73,622)	$3,921,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$85,000	$—	$—	$85,000
Term loan	200,000	—	—	200,000
Secured borrowings	—	251,454	—	251,454
Unsecured borrowings – net	1,821,302	20,747	—	1,842,049
Accrued expenses and other liabilities	110,199	31,616	—	141,815
Intercompany payable	—	40,309	(40,309)	—
Total liabilities	2,216,501	344,126	(40,309)	2,520,318

Stockholders’ equity:
Common stock	12,761	—	—	12,761
Common stock – additional paid-in-capital	2,136,234	—	—	2,136,234
Cumulative net earnings	1,147,998	33,313	(33,313)	1,147,998
Cumulative dividends paid	(1,895,666)	—	—	(1,895,666)
Total stockholders’ equity	1,401,327	33,313	(33,313)	1,401,327
Total liabilities and stockholders’ equity	$3,617,828	$377,439	$(73,622)	$3,921,645

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEET
(in thousands, except per share amounts)

	December 31, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,712,652	$386,895	$—	$3,099,547
Less accumulated depreciation	(656,988)	(50,422)	—	(707,410)
Real estate properties – net	2,055,664	336,473	—	2,392,137
Investment in direct financing leases	529,445	—	—	529,445
Mortgage notes receivable – net	241,515	—	—	241,515
	2,826,624	336,473	—	3,163,097
Other investments – net	53,054	—	—	53,054
	2,879,678	336,473	—	3,216,151
Assets held for sale – net	1,356	—	—	1,356
Total investments	2,881,034	336,473	—	3,217,507

Cash and cash equivalents	2,616	—	—	2,616
Restricted cash	8,812	22,947	—	31,759
Accounts receivable – net	141,704	5,800	—	147,504
Investment in affiliates	78,075	—	(78,075)	—
Other assets	39,997	22,833	—	62,830
Total assets	$3,152,238	$388,053	$(78,075)	$3,462,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$326,000	$—	$—	$326,000
Term loan	200,000	—	—	200,000
Secured borrowings	41,876	256,655	—	298,531
Unsecured borrowings – net	1,178,995	20,892	—	1,199,887
Accrued expenses and other liabilities	105,264	32,431	—	137,695
Intercompany payable	—	56,994	(56,994)	—
Total liabilities	1,852,135	366,972	(56,994)	2,162,113

Stockholders’ equity:
Common stock	12,353	—	—	12,353
Common stock – additional paid-in-capital	1,998,169	—	—	1,998,169
Cumulative net earnings	926,649	21,081	(21,081)	926,649
Cumulative dividends paid	(1,637,068)	—	—	(1,637,068)
Total stockholders’ equity	1,300,103	21,081	(21,081)	1,300,103
Total liabilities and stockholders’ equity	$3,152,238	$388,053	$(78,075)	$3,462,216

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$346,479	$41,964	$-	$388,443
Income from direct financing leases	56,719			56,719
Mortgage interest income	53,007	-	-	53,007
Other investment income – net	6,618	-	-	6,618
Total operating revenues	462,823	41,964	-	504,787

Expenses
Depreciation and amortization	106,484	16,773	-	123,257
General and administrative	25,546	342	-	25,888
Acquisition costs	3,948	-	-	3,948
Impairment loss on real estate properties	3,660	-	-	3,660
Provisions for uncollectible mortgages, notes and accounts receivable	2,723	-	-	2,723
Total operating expenses	142,361	17,115	-	159,476

Income before other income and expense	320,462	24,849	-	345,311
Other income (expense):
Interest income	19	25	-	44
Interest expense	(106,748)	(12,621)	-	(119,369)
Interest – amortization of deferred financing costs	(4,438)	(21)	-	(4,459)
Interest – refinancing costs	(3,041)	-	-	(3,041)
Equity in earnings	12,232	-	(12,232)	-
Total other expense	(101,976)	(12,617)	(12,232)	(126,825)

Income before gain on assets sold	218,486	12,232	(12,232)	218,486
Loss on assets sold - net	2,863	-	-	2,863
Net income available to common stockholders	$221,349	$12,232	$(12,232)	$221,349

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2013
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$333,015	$42,120	$-	$375,135
Income from direct financing leases	5,203			5,203
Mortgage interest income	29,351	-	-	29,351
Other investment income – net	9,025	-	-	9,025
Total operating revenues	376,594	42,120	-	418,714

Expenses
Depreciation and amortization	110,535	18,111	-	128,646
General and administrative	21,263	325	-	21,588
Acquisition costs	245	-	-	245
Impairment loss on real estate properties	415	-	-	415
Provisions for uncollectible mortgages, notes and accounts receivable	2,141	-	-	2,141
Total operating expenses	134,599	18,436	-	153,035

Income before other income and expense	241,995	23,684	-	265,679
Other income (expense):
Interest income	17	24	-	41
Interest expense	(87,240)	(13,141)	-	(100,381)
Interest – amortization of deferred financing costs	(2,763)	(16)	-	(2,779)
Interest – refinancing gain	11,112	-	-	11,112
Equity in earnings	10,551	-	(10,551)	-
Total other expense	(68,323)	(13,133)	(10,551)	(92,007)

Income before gain on assets sold	173,672	10,551	(10,551)	173,672
Loss on assets sold - net	(1,151)	-	-	(1,151)
Net income available to common stockholders	$172,521	$10,551	$(10,551)	$172,521

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2012
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination Company	Consolidated
Revenue
Rental income	$279,458	$35,134	$-	$314,592
Mortgage interest income	30,446	-	-	30,446
Other investment income – net	5,422	-	-	5,422
Total operating revenues	315,326	35,134	-	350,460

Expenses
Depreciation and amortization	97,057	15,926	-	112,983
General and administrative	21,025	305	-	21,330
Acquisition costs	909	-	-	909
Impairment loss on real estate properties	272	-	-	272
Total operating expenses	119,263	16,231	-	135,494

Income before other income and expense	196,063	18,903	-	214,966
Other income (expense):
Interest income	7	22	-	29
Interest expense	(82,691)	(12,836)	-	(95,527)
Interest – amortization of deferred financing costs	(2,649)	-	-	(2,649)
Interest – refinancing costs	(7,920)	-	-	(7,920)
Equity in earnings	6,089	-	(6,089)	-
Total other expense	(87,164)	(12,814)	(6,089)	(106,067)

Income before gain on assets sold	108,899	6,089	(6,089)	108,899
Gain on assets sold - net	11,799	-	-	11,799
Net income available to common stockholders	$120,698	$6,089	$(6,089)	$120,698

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 21– SUBSEQUENT EVENTS

$1.2 Billion Unsecured Credit Facility Proposed Amendments

In January 2015, we entered into an engagement letter with respect to various proposed amendments to our existing 2014 Credit Facilities. Among other modifications to the 2014 Credit Facilities, the proposed amendments would increase the amount of the 2014 Credit Facilities to $1.75 billion, consisting of a $1.25 billion senior unsecured revolving credit facility, a $200 million senior unsecured term loan facility, and a $300 million senior unsecured incremental term loan facility. The amended 2014 Credit Facilities is also expected to include an accordion feature permitting us to increase the amount of the 2014 Credit Facilities to $2.0 billion and to allocate the $250 million increase to the existing revolving or term loan facilities or additional tranches thereunder as we may elect, subject to various conditions set forth in our existing 2014 Credit Facilites. The amended 2014 Credit Facilities is expected to include maturity dates of June 27, 2017, 2018 and 2019 for the incremental term loan facility, revolving credit facility and term loan facility, respectively, subject to our ability to extend the maturity date of the revolving credit facility and the incremental term loan facility to June 27, 2019 subject to various conditions. We have received commitment letters from lenders for increased amounts that would be available under the facility in accordance with the proposed amendments, subject to our completion of the Merger. Our ability to complete the proposed amendments to our existing senior unsecured credit facility is subject to a number of conditions, and the completion of definitive loan documentation. Although we expect that the amendments to our senior unsecured credit facility will be completed, we can offer no assurances that the conditions to the proposed amendments will be satisfied.

Issuance of 10.925 Million Shares of Common Stock

On February 9, 2015, we issued 10.925 million shares of our common stock in an underwritten public offering at a public offering price of $42.00 per share, before underwriting discounts and offering expenses. We intend to use the $439 million in net proceeds of the offering to redeem our outstanding $200 million aggregate principal amount 7.50% senior notes due 2020 (callable February 2015), repay outstanding borrowings under our revolving credit facility, and for general corporate purposes.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2014

						(3)
						Gross Amount at
						Which Carried at
		Initial Cost to	Cost Capitalized			Close of Period				Life on Which
		Company	Subsequent to			Buildings				Depreciation
		Buildings	Acquisition			and Land	(4)			in Latest
		and Land				Improvements	Accumulated	Date of	Date	Income Statements
Description (1)	Encumbrances	Improvements	Improvements	Impairment	Other	Total	Depreciation	Construction	Acquired	is Computed
Genesis HealthCare:
Alabama (LTC)		23,584,956	6,523,220	-	-	30,108,176	14,821,233	1964-1974	1997	33 years
California (LTC)		15,618,263	26,652	-	-	15,644,915	7,729,889	1927-1972	1997	33 years
Colorado (LTC, ILF)		38,341,877	5,444,311	-	-	43,786,188	10,871,806	1963-1975	2006	39 years
Idaho (LTC)		15,511,569	974,011	-	-	16,485,580	4,975,092	1920-1987	1997-2006	33 years to 39 years
Massachusetts (LTC)		57,139,658	2,660,093	(8,257,521)	-	51,542,230	19,343,167	1964-1993	1997-2010	20 years to 39 years
New Hampshire (LTC, AL)		21,619,503	1,462,797	-	-	23,082,300	7,194,705	1963-1999	1998-2006	33 years to 39 years
North Carolina (LTC)		22,652,488	3,550,986	-	-	26,203,474	15,217,007	1964-1986	1994-1997	30 years to 33 years
Ohio (LTC)		11,653,451	20,246	-	-	11,673,697	5,874,319	1968-1983	1997	33 years
Rhode Island (LTC)		38,740,812	4,792,882	-	-	43,533,694	13,106,970	1965-1981	2006	25 years to 39 years
Tennessee (LTC)		7,905,139	2,537,508	-	-	10,442,647	5,769,691	1984-1985	1994	30 years
Vermont (LTC)		6,322,888	602,296	-	-	6,925,184	2,054,957	1971	2004	39 years
Washington (LTC)		10,000,000	1,798,844	-	-	11,798,844	10,538,065	1965	1995	20 years
West Virginia (LTC)		44,277,206	6,528,560	-	-	50,805,766	20,923,934	1961-1986	1997-2008	25 years to 33 years
Total Genesis HealthCare		313,367,810	36,922,406	(8,257,521)	-	342,032,695	138,420,835

Health and Hospital Corporation:
Indiana (LTC, AL, ILF)		306,144,765	394,818	(1,820,624)	-	304,718,959	36,832,728	1942-2001	1992-2013	20 years to 40 years
Total Health and Hospital Corporation		306,144,765	394,818	(1,820,624)	-	304,718,959	36,832,728

CommuniCare Health Services, Inc:
Ohio (LTC, AL, SH)		218,726,757	27,693,288	-	-	246,420,045	69,849,801	1927-2008	1998-2008	20 years to 39 years
Pennsylvania (LTC)		20,286,067	11,281,116	-	-	31,567,183	7,051,118	1950-1964	2005	39 years
Total CommuniCare Health Services, Inc.		239,012,824	38,974,404	-	-	277,987,228	76,900,919

Airamid Health Management
Florida (LTC, AL)	(2)	240,352,759	-	-	-	240,352,759	57,122,266	1951-1999	2009-2010	20 years to 37 years
Pennsylvania (LTC)		14,771,868	-	-	-	14,771,868	3,419,396	1969	2009	26 years
Total Airamid Health Management		255,124,627	-	-	-	255,124,627	60,541,662

Signature Holdings II, LLC.:
Florida (LTC)		119,332,120	9,474,286	-	-	128,806,406	37,781,526	1940-1991	1996-2010	20 years to 39 years
Georgia (LTC)		14,679,314	3,950,028	-	-	18,629,342	6,900,424	1964-1970	2007	20 years
Kentucky (LTC)		44,737,440	4,174,496	-	-	48,911,936	14,884,149	1964-1978	1999-2010	20 years to 33 years
Maryland (LTC)		28,629,686	1,787,838	-	-	30,417,524	7,125,335	1959-1985	2010	26 years to 30 years
Tennessee (LTC, AL)		11,230,702	819,991	-		12,050,693	4,163,014	1982-2014	2007-2014	20 years
Total Signature Holdings II, LLC		218,609,262	20,206,639	-	-	238,815,901	70,854,448

S&F Management Company, LLC:
Arizona (LTC, AL)	(2)	69,342,862	-	-	-	69,342,862	4,115,975	1949-1999	2012-2014	35 years to 40 years
California (LTC)	(2)	147,729,886	-	-	-	147,729,886	10,837,508	1939-1970	2012	20 years to 35 years
Total S&F Management Company, LLC		217,072,748	-	-	-	217,072,748	14,953,483

Affiliates of Capital Funding Group, Inc.
Arkansas (LTC, AL)	(2)	114,174,172	2,391,661	-	-	116,565,833	11,716,057	1960-2000	2011-2014	20 years to 40 years
Colorado (LTC)		5,482,855	-	-	-	5,482,855	918,618	1961	2011	20 years
Florida (LTC)		14,636,992	-	-	-	14,636,992	1,302,106	1985	2011	40 years
Michigan (LTC)		16,500,317	-	-	-	16,500,317	2,247,027	1964-1973	2011	25 years
Oregon (AL)		13,949,716	-	-	-	13,949,716	43,789	2004	2014	40 years
Pennsylvania (AL)		37,133,751	-	-	-	37,133,751	109,767	1965-2012	2014	40 years
Wisconsin (LTC)		12,008,620	-	-	-	12,008,620	1,711,651	1964	2011	20 years
Total Affiliates of Capital Funding Group, Inc.		213,886,423	2,391,661	-	-	216,278,084	18,049,015

Other:
Alabama (LTC)		17,939,710	6,392,567	-	-	24,332,277	13,870,762	1960-1986	1992-2010	20 years to 31.5 years
Arizona (LTC)		34,318,094	5,712,049	(6,603,745)	-	33,426,398	13,004,473	1983-1985	1998-2010	29 years to 33 years
Arkansas (LTC)		36,023,409	8,856,328	(36,350)	-	44,843,387	29,105,302	1967-1988	1992	31.5 years
California (LTC)		21,879,146	1,778,353	-	-	23,657,499	9,392,234	1950-1990	1997-2010	20 years to 33 years
Colorado (LTC)		28,044,216	2,346,167	-	-	30,390,383	10,862,485	1958-1973	1998-2010	20 years to 33 years
Florida (LTC, AL)		215,032,053	7,414,141	(970,000)	-	221,476,194	57,375,253	1933-2007	1992-2013	20 years to 40 years
Georgia (LTC)		17,617,507	-	-	-	17,617,507	2,997,315	1967-1971	1998-2014	30 years to 37.5 years
Idaho (LTC)		6,193,698	100,000	-	-	6,293,698	2,829,241	1988	1999	20 years
Illinois (LTC)		13,961,501	444,484	-	-	14,405,985	7,313,022	1926-1990	1996-1999	30 years to 33 years
Indiana (LTC, AL)		37,220,697	1,897,203	(1,580,474)	(1,956,998)	35,580,428	9,191,091	1923-1996	1992-2012	20 years to 38 years
Iowa (LTC)		19,116,936	2,084,807	-	-	21,201,743	7,872,936	1965-1983	1997-2010	23 years to 33 years
Kansas (LTC)		3,210,020	-	-	-	3,210,020	863,861	1985	2010	20 years
Kentucky (LTC)		15,151,027	4,148,392	-	-	19,299,419	10,980,212	1948-1995	1994-1995	33 years
Louisiana (LTC)		55,046,915	1,748,900	-	-	56,795,815	14,938,189	1957-1983	1997-2006	33 years to 39 years
Maryland (LTC)	(2)	48,731,498	-	-	-	48,731,498	6,605,884	1921-1969	2011	25 years to 30 years
Massachusetts (LTC)		5,804,554	-	-	-	5,804,554	1,724,429	1964	2009	20 years
Michigan (AL)		20,000,000	-	-	-	20,000,000	1,518,996	1974	2012	30 years
Mississippi (LTC)		52,416,905	826,654	-	-	53,243,559	10,715,897	1962-1988	2009-2010	20 years to 40 years
Missouri (LTC)		12,301,560	-	(149,386)	-	12,152,174	5,586,269	1965-1989	1999	33 years
Nevada (LTC, SH)		20,926,778	3,034,207	-	-	23,960,985	5,014,282	1972-1978	2009	26 years to 27 years
New Mexico (LTC)		7,097,600	130,323	-	-	7,227,923	2,547,285	1972-1989	2008-2010	20 years
North Carolina (LTC)		33,092,980	-	-	-	33,092,980	6,919,451	1969-1987	2010	25 years to 36 years
Ohio (LTC)		102,938,384	6,260,958	-	-	109,199,342	32,553,336	1962-1998	1994-2010	20 years to 39 years
Oklahoma (LTC)		24,136,703	-	-	-	24,136,703	4,610,313	1965-2013	2010-2012	20 years to 25 years
Pennsylvania (LTC, AL, ILF)		138,881,687	-	-	-	138,881,687	42,133,904	1942-2001	1998-2009	20 years to 39 years
South Carolina (LTC)		26,982,493	-	-	-	26,982,493	629,844	1959-1961	2014	20 years to 25 years
Tennessee (LTC)		94,531,371	2,359,950	-	-	96,891,321	31,396,301	1958-1983	1992-2010	20 years to 31.5 years
Texas (LTC)		157,784,829	15,763,105	(2,079,893)	(1,819,856)	169,648,185	48,827,817	1952-2010	1997-2014	20 years to 40 years
Washington (AL)		5,673,693	54,253	-	-	5,727,946	2,544,879	1999	1999	33 years
West Virginia (LTC)		24,641,423	348,641	-	-	24,990,064	5,930,519	1961-1996	1994-2011	33 years to 39 years
Wisconsin (LTC)		18,552,886	-	-	-	18,552,886	5,303,119	1964-1972	2009-2010	20 years
Total Other		1,315,250,273	71,701,482	(11,419,848)	(3,776,854)	1,371,755,053	405,158,901

Total		3,078,468,732	170,591,410	(21,497,993)	(3,776,854)	3,223,785,295	821,711,991

(1)
The real estate included in this schedule is being used in either the operation of long-term care facilities (LTC), assisted living facilities (AL), independent living facilities (ILF) or specialty hospitals (SH) located in the states indicated.

(2)	Certain of the real estate indicated are security for the HUD loan borrowings totaling $251,454,346, including FMV of $13,573,496, at December 31, 2014.

		Year Ended December 31,
(3)		2012	2013	2014
	Balance at beginning of period	$2,537,038,892	$3,038,552,898	$3,099,547,182
	Acquisitions	491,207,838	35,529,419	131,689,483
	Impairment		(414,687)	(3,660,381)
	Improvements	29,436,456	31,346,919	17,916,855
	Disposals/other	(19,130,288)	(5,467,367)	(21,707,844)
	Balance at close of period	$3,038,552,898	$3,099,547,182	$3,223,785,295

(4)		2012	2013	2014
	Balance at beginning of period	$470,420,023	$580,373,211	$707,409,888
	Provisions for depreciation	112,871,408	128,523,788	123,141,880
	Dispositions/other	(2,918,220)	(1,487,111)	(8,839,777)
	Balance at close of period	$580,373,211	$707,409,888	$821,711,991

(5)	The reported amount of our real estate at December 31, 2014 is greater than the tax basis of the real estate by approximately $57.9 million.

OMEGA HEALTHCARE INVESTORS, INC.

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
OMEGA HEALTHCARE INVESTORS, INC.
December 31, 2014

Grouping	Description (1)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2) (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest

1	Florida (3 LTC facilities)	10.82%	2030	Interest payable monthly	None	15,900,000	15,880,156
2	Maryland (7 LTC facilities)	11.00%	2023	Interest payable monthly	None	74,927,751	69,927,759
3	Maryland (1 LTC facility)	12.00%	2046	Interest payable monthly	None	10,000,000	10,000,000
4	Maryland (1 LTC facility)	12.00%	2046	Interest payable monthly	None	9,500,000	9,500,000
5	Maryland (1 LTC facility)	12.00%	2046	Interest payable monthly	None	5,500,000	5,500,000
6	Michigan (31 LTC facilities)	9.00%	2029	Interest plus $90,000 of principal payable monthly	None	415,000,000	414,550,050
7	Michigan (1 LTC facility)	10.25%	2021	Interest payable monthly	None	1,325,921	1,325,921
8	Michigan (1 LTC facility)	12.00%	2046	Interest payable monthly	None	1,500,000	1,500,000
9	Ohio (2 LTC facilities) and Pennsylvania (5 LTC and 2 AL facilities)	9.50%	2024	Interest payable monthly	None	112,500,000	112,500,000
10	Ohio (1 LTC facility)	12.00%	2022	Interest plus $2,100 of principal payable monthly	None	6,112,406	6,052,075
		12.00%	2022	Interest payable monthly	None	345,011	345,011
		12.00%	2022	Interest payable monthly	None	796,397	796,397
		12.00%	2022	Interest payable monthly	None	112,100	112,100
		12.00%	2022	Interest payable monthly	None	89,081	89,081

						$653,608,667	$648,078,550

	(1) Mortgage loans included in this schedule represent first mortgages on facilities used in the delivery of long-term healthcare of which such facilities are located in the states indicated.
	(2) The aggregate cost for federal income tax purposes is equal to the carrying amount.

		Year Ended December 31,
	(3)	2012	2013	2014
	Balance at beginning of period	$238,674,601	$238,621,161	$ 241,514,812
	Additions during period - Placements	11,967,892	3,378,357	529,547,836
	Deductions during period - collection of principal/other	(12,021,332)	(484,706)	(122,984,098)
	Balance at close of period	$238,621,161	$241,514,812	$ 648,078,550

INDEX TO EXHIBITS TO 2014 FORM 10-K

EXHIBIT NUMBER	DESCRIPTION
2.1
Securities Purchase Agreement dated November 17, 2009 between CapitalSource Inc., CHR HUD Borrower LLC, CSE Mortgage LLC, CSE SLB LLC, CSE SNF Holding LLC and Omega Healthcare Investors, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 23, 2009).

2.2
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

4.1D
Fifth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that Sixth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1D to the Company’s Annual Report on Form 10-K, filed on February 11, 2014).

4.1E
Seventh Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3A to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014) and that Eighth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3B to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).

4.1F
Ninth Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Tenth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.*

I-1

4.2
Indenture, dated as of February 9, 2010, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 7.50% Senior Notes due 2020, including the Form of 7.5% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 10, 2010).

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

4.2D
Ninth Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that Tenth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2D to the Company’s Annual Report on Form 10-K, filed on February 11, 2014).

4.2E
Eleventh Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1A to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014) and that Twelfth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1B to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).

4.2F
Thirteenth Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Fourteenth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.*

4.3
Indenture, dated as of October 4, 2010, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 5, 2010).

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

4.3D
Seventh Supplemental Indenture, dated as of August 1, 2013, among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 7, 2013) and that Eighth Supplemental Indenture, dated as of October 23, 2013 among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto, each of the New Subsidiaries listed on Schedule II thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3D to the Company’s Annual Report on Form 10-K, filed on February 11, 2014).

4.3E
Ninth Supplemental Indenture, dated as of February 14, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2A to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014) and that Tenth Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2B to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).

4.3F
Eleventh Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Twelfth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.*

4.4
Indenture, dated as of March 11, 2014, by and among Omega, the guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.95% Senior Notes due 2024, including the Form of 4.95% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2014).

4.4A
First Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).

4.4B
Second Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Third Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.*

4.5
Indenture, dated as of September 11, 2014, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2014).

4.5A
First Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Second Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.*

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

10.4
Credit Agreement, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., certain subsidiaries of Omega Healthcare Investors, Inc. identified therein as guarantors, the lenders named therein and Bank of America, N.A., as administrative agent for such lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2014).

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

10.13	Form of Time-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on November 19,2013). +
10.14
Form of Performance-Based Restricted Stock Unit Agreement for Transition Grants (2013) (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.15
Form of Time-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.16
Form of Performance-Based Restricted Stock Unit Agreement for Annual Grants (commencing 2014) (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed on November 19, 2013). +

10.17
Ownership Limit Waiver Agreement, dated as of October 30, 2014, by and between Omega Healthcare Investors, Inc. and LG Aviv L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2014).

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

Date:  February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER

/s/ C. Taylor Pickett	Chief Executive Officer	February 27, 2015
C. Taylor Pickett

PRINCIPAL FINANCIAL OFFICER

/s/ Robert O. Stephenson	Chief Financial Officer	February 27, 2015
Robert O. Stephenson

/s/ Michael D.Ritz	Chief Accounting Officer	February 27, 2015
Michael D. Ritz

DIRECTORS

/s/ Bernard J. Korman	Chairman of the Board	February 27, 2015
Bernard J. Korman

/s/ Craig R. Callen	Director	February 27, 2015
Craig R. Callen

/s/ Thomas F. Franke	Director	February 27, 2015
Thomas F. Franke

/s/ Barbara B. Hill	Director	February 27, 2015
Barbara B. Hill

/s/ Harold J. Kloosterman	Director	February 27, 2015
Harold J. Kloosterman

/s/ Edward Lowenthal	Director	February 27, 2015
Edward Lowenthal

/s/ C. Taylor Pickett	Director	February 27, 2015
C. Taylor Pickett

/s/ Stephen D. Plavin	Director	February 27, 2015
Stephen D. Plavin

