Form 10-K/A
period 2014-12-31
OMEGA HEALTHCARE INVESTORS INC
filed 2015-04-30
CIK 888491

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

As of April 23, 2015, there were 182,683,520 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K filed by Omega Healthcare Investors, Inc., for the fiscal year ended December 31, 2014, originally filed with the SEC on February 27, 2015 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of its fiscal year ended December 31, 2014. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to February 27, 2015.

ii

OMEGA HEALTHCARE INVESTORS, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
TABLE OF CONTENTS

	PART III
		Page No.
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accountant Fees and Services	43

	PART IV

Item 15.	Exhibits	46

iii

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Information Regarding Directors

Our Board of Directors consists of eleven members. Set forth below are the names, ages, biographical data, term of office and certain other information with respect to each member. The Board has identified specific attributes of each director that the Board has determined qualify that person for service on the Board.

Director (age as of April 23, 2015)	Year First Became a Director	Business Experience During Past 5 Years	Term to Expire in
Thomas F. Franke (85)	1992
Mr. Franke brings to our Board years of experience in the operation of real estate companies, including long-term care providers. Mr. Franke is Chairman and a principal owner of Cambridge Partners, Inc., an owner, developer and manager of multifamily housing in Grand Rapids, Michigan. He is also a founder in 1992 of Laurel Health Care, Inc. (a private nursing home firm operating in the eastern United States) and serves as the Chairman Emeritus of Laurel. At one time, he was a principal owner of Abacus Hotels LTD. (a private hotel firm in the United Kingdom). Mr. Franke was a founder and previously a Director of Principal Healthcare Finance Limited and Omega Worldwide, Inc.
			2015

Bernard J. Korman (83)	1993
Mr. Korman brings to our Board extensive experience in healthcare, experience as a director of a real estate investment trust (“REIT”), and experience as a Chairman from his former role as Chairman of Pep Boys. Mr. Korman has served as Chairman of the Board since March 8, 2004. Mr. Korman served as Chairman of the Board of Trustees of Philadelphia Health Care Trust, a private healthcare foundation, from December 1995 to June 30, 2010. Mr. Korman is also a Director of The New America High Income Fund, Inc. (NYSE:HYB) (financial services) and a past Director of Medical Nutrition USA, Inc., a nutritional products company and NutraMax Products, Inc., a consumer health care products company. He was formerly President, Chief Executive Officer and Director of MEDIQ Incorporated, a publicly held health care service provider from 1977 to 1995. Mr. Korman served as a Trustee of Kramont Realty Trust (NYSE:KRT), a publicly held REIT, from June 2000 until its merger in April 2005. Mr. Korman also served as a Director of The Pep Boys, Inc. (NYSE:PBY) from 1983, and as Chairman of the Board from May 2003, until his retirement from such Board in September 2004. Mr. Korman was previously a Director of Omega Worldwide, Inc.
			2015

Craig R. Callen (59)	2013
Mr. Callen brings to our Board financial and operating experience as an advisor, investment banker and board member in the healthcare industry. Mr. Callen is currently a Senior Advisor at Crestview Partners, a private equity firm. Mr. Callen retired as Senior Vice President of Strategic Planning and Business Development for Aetna Inc., where he also served as a Member of the Executive Committee from 2004-2007. In his role at Aetna, Mr. Callen reported directly to the Chairman and CEO and was responsible for oversight and development of Aetna's corporate strategy, including mergers and acquisitions. Prior to joining Aetna in 2004, Mr. Callen was a Managing Director and Head of U.S. Healthcare Investment Banking at Credit Suisse and co-head of Health Care Investment Banking at Donaldson Lufkin & Jenrette. During his 20 year career as an investment banker in the healthcare practice, Mr. Callen successfully completed over l00 transactions for clients and contributed as an advisor to the boards of directors and managements of many of the leading healthcare companies in the U.S. Mr. Callen currently serves as a board member of HMS Holdings, Inc. (NYSE-HSMY), and Classical Homes Preservation Trust. Previously he served on the boards of Symbion, Inc., a Crestview portfolio company, Sunrise Senior Living, Inc. (NYSE-SRZ) and Kinetic Concepts, Inc. (NYSE-KCI). Mr. Callen is a graduate of Boston University and the Harvard Business School.
		2015

Norman R. Bobins (72)	2015
Mr. Bobins brings to our board years of banking experience, financial and accounting knowledge and experience as a director of public companies. Mr. Bobins was named Non-Executive Chairman of The PrivateBank and Trust Company, a bank subsidiary of PrivateBancorp, Inc., in July 2008. From May 2007 until October 2007, Mr. Bobins was Chairman of the Board of LaSalle Bank Corporation and thereafter served as Chairman Emeritus until July 2008. From 2003 to 2007, he was President and Chief Executive Officer of LaSalle Bank Corporation. From 2006 to 2007, he was President and Chief Executive Officer of ABN AMRO North America. Mr. Bobins also serves on the boards of directors of SIMS Metal Management, AAR Corp., AGL Resources Inc., Transco Inc. and RREEF America REIT II, Inc. In the past five years, Mr. Bobins also served on the board of Hyatt Hotels Corporation and Nicor, Inc.
		2015

Edward Lowenthal (70)	1995
Mr. Lowenthal brings to our Board years of experience in the development and operation of real estate. Mr. Lowenthal currently serves as a Director of American Campus Communities (NYSE:ACC) (a public developer, owner and operator of student housing at the university level and serves as a trustee of the Manhattan School of Music). From 2004 to 2013, he was a Director of Desarrolladora Homex (NYSE: HXM) (a Mexican homebuilder) and serves as a Trustee of the Manhattan School of Music. Mr. Lowenthal also served as non-executive Chairman of REIS, Inc. (a public provider of real estate market information and valuation technology (NASDAQ:REIS) from November 2010 until his term expired in 2012. From January 1997 to March 2002, Mr. Lowenthal served as President and Chief Executive Officer of Wellsford Real Properties, Inc. (a real estate merchant bank) and was President of the predecessor of Wellsford Real Properties, Inc. since 1986. He is co-founder of Wellsford Strategic Partners, a private real estate investment company and is non-executive Chairman of Tiburon Lockers, Inc., a private rental locker company.
		2016

Stephen D. Plavin (55)	2000
Mr. Plavin brings to our Board management experience in the banking and mortgage-based real estate investment trust sector, as well as significant experience in real estate capital markets transactions. Mr. Plavin is a Senior Managing Director of the Blackstone Group (since December, 2012) and the Chief Executive Officer and a Director of Capital Trust, Inc., a New York City-based mortgage REIT that is now managed by Blackstone. He has served as CEO of Capital Trust since 2009. From 1998 until 2009, Mr. Plavin was Chief Operating Officer of Capital Trust and was responsible for all of the lending, investing and portfolio management activities of Capital Trust, Inc. Prior to that time, Mr. Plavin was employed for 14 years with Chase Manhattan Bank and its securities affiliate, Chase Securities Inc. Mr. Plavin held various positions within the real estate finance unit of Chase, and its predecessor, Chemical Bank, and in 1997 he became co-head of global real estate for Chase. Mr. Plavin is also a director of WCI Communities, a privately-held developer of residential communities.
			2016

Ben W. Perks (73)	2015	Mr. Perks brings to our Board years of public company, financial and accounting experience. Mr. Perks was the Executive Vice President and Chief Financial Officer of Navigant Consulting, Inc. (“Navigant”), an NYSE-listed company, from May 2000 until his retirement in August 2007. Prior to joining Navigant, Mr. Perks was with PricewaterhouseCoopers LLP for 32 years, including 22 years as a Partner in the Audit and Financial Advisory Services groups.	2016

Barbara B. Hill (62)	2013
Ms. Hill brings to our Board years of experience in operating healthcare-related companies. Ms. Hill is currently an Operating Partner of Moelis Capital Partners, a private equity firm, where she focuses on healthcare-related investments and providing strategic and operating support for Moelis’ healthcare portfolio companies. She has served as an Operating Partner of Moelis Capital Partners since March 2011. From March 2006 to September 2010, Ms. Hill served as Chief Executive Officer and a Director of ValueOptions, Inc., a managed behavioral health company, and FHC Health Systems, Inc., its parent company. Prior to that, from August 2004 to March 2006, she served as Chairman and Chief Executive Officer of Woodhaven Health Services, an institutional pharmacy company. In addition, from 2002 to 2003, Ms. Hill served as President and a Director of Express Scripts, Inc., a pharmacy benefits management company. In previous positions, Ms. Hill was responsible for operations nationally for Cigna HealthCare, and also served as the CEO of health plans owned by Prudential, Aetna, and the Johns Hopkins Health System. She was active with the Boards and Committees of the Association of Health Insurance Plans and other health insurance industry groups. Currently, she serves as a Board member of St. Jude Medical Corporation, a medical device company, Revera Inc., a Canadian company operating senior facilities throughout Canada and the U.S. and Integra LifeSciences Holdings Corporation, a medical device company.
			2017

Harold J. Kloosterman (73)	1992
Mr. Kloosterman brings to our Board years of experience in the development and management of real estate. Mr. Kloosterman has served as President since 1985 of Cambridge Partners, Inc., a company he formed in 1985. He has been involved in the development and management of commercial, apartment and condominium projects in Grand Rapids and Ann Arbor, Michigan and in the Chicago area. Mr. Kloosterman was formerly a Managing Director of Omega Capital from 1986 to 1992. Mr. Kloosterman has been involved in the acquisition, development and management of commercial and multifamily properties since 1978. He has also been a senior officer of LaSalle Partners, Inc. (now Jones Lang LaSalle).
		2017

Craig M. Bernfield (54)	2015
Mr. Bernfield brings to our Board extensive business, managerial and leadership experience with over 20 years of experience as an investor in the skilled nursing facilities (“SNF”) industry. Mr. Bernfield is former Chairman of the Board of Directors and Chief Executive Officer of Aviv REIT, Inc. (“Aviv”) and served in such capacity since he co-founded Aviv Healthcare Properties Limited Partnership in 2005 until our merger with Aviv on April 1, 2015. Prior to co-founding Aviv, Mr. Bernfield was Chief Executive Officer and President of Karell Capital Ventures, Inc. (“KCV”), which he joined in 1990. KCV managed the entities that were combined in 2005 in connection with the formation of our predecessor partnership. Mr. Bernfield has been an investor in the nursing home industry for approximately 20 years and was the co-founder of some of the entities that were combined in 2005.
		2017

C. Taylor Pickett (53)	2002
As Chief Executive Officer of our Company, Mr. Pickett brings to our Board a depth of understanding of our business and operations, as well as financial expertise in long-term healthcare services, mergers and acquisitions. Mr. Pickett has served as the Chief Executive Officer of our Company since 2001. Mr. Pickett is also a Director and has served in this capacity since 2002. Mr. Pickett also serves as a Director of Corporate Office Properties Trust (NYSE: OFC), an office property REIT and a Director of Atherio, a technology, outsourcing, consulting and managed services company. From 1998 to 2001, Mr. Pickett served as the Executive Vice President and Chief Financial Officer of Integrated Health Services, Inc. (“IHS”), a public company specializing in post-acute healthcare services. Mr. Pickett served in a variety of executive roles at IHS from 1993 through 1998. Prior to joining IHS, Mr. Pickett held various positions at PHH Corporation and KPMG Peat Marwick.
		2017

Information Regarding Executive Officers

Set forth below are the names, ages, positions and biographical summaries of the experience of our executive officers and key employees.

C. Taylor Pickett (53) is our Chief Executive Officer and has served in this capacity since June 2001. Further information regarding Mr. Pickett may be found under “Information regarding Directors” above.

Daniel J. Booth (51) is our Chief Operating Officer and has served in this capacity since October 2001. From 1993 to October 2001, Mr. Booth served as a member of the management team of Integrated Health Services, Inc., including serving as Senior Vice President, Finance. Prior to joining Integrated Health Services, Inc., Mr. Booth served as a Vice President in the Healthcare Lending Division of Maryland National Bank (now Bank of America).

Steven J. Insoft (51) is our Chief Corporate Development Officer and has served in such capacity since April 1, 2015. Mr. Insoft previously served as President and Chief Operating Officer of Aviv since 2012, while previously serving as Chief Financial Officer and Treasurer of Aviv. Prior to joining Aviv in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years.

R. Lee Crabill, Jr. (61) is our Senior Vice President of Operations and has served in this capacity since July 2001. From 1997 to 2000, Mr. Crabill served as a Senior Vice President of Operations at Mariner Post‑Acute Network, Inc. Prior to joining Mariner Post Acute Network, Inc., Mr. Crabill served as an Executive Vice President of Operations at Beverly Enterprises, Inc.

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

Audit Committee

The Company has a separately-designated standing Audit Committee. The Audit Committee met seven times in 2014. Its primary function is to assist the Board of Directors in fulfilling its oversight responsibilities with respect to: (i) the financial information to be provided to stockholders and the SEC; (ii) the system of internal controls that management has established; and (iii) the external independent audit process. In addition, the Audit Committee selects our Company’s independent auditors and provides an avenue for communication between the independent auditors, financial management and the Board of Directors. The Audit Committee is comprised of Stephen D. Plavin (Chairman), Barbara B. Hill, Harold J. Kloosterman and Edward Lowenthal.

Each of the members of the Audit Committee is independent and financially literate, as required of audit committee members by the NYSE. The Board of Directors has determined that Mr. Plavin is qualified to serve as an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Board of Directors made a qualitative assessment of Mr. Plavin’s level of knowledge and experience based on a number of factors, including his formal education and his experience as Chief Executive Officer of Capital Trust, Inc., a New York City-based mortgage REIT and investment management company, where he is responsible for all management activities. Additionally, Mr. Plavin holds an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

Code of Business Conduct and Ethics

We have adopted a written Code of Ethics that applies to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of our Code of Ethics is available on our website at www.omegahealthcare.com, and print copies are available upon request without charge. You can request print copies by contacting our Chief Financial Officer in writing at Omega Healthcare Investors, Inc., 200 International Circle, Suite 3500, Hunt Valley, Maryland 21030, or by telephone at 410-427-1700. Any amendment to our Code of Ethics or any waiver of our Code of Ethics will be disclosed on our website at www.omegahealthcare.com promptly following the date of such amendment or waiver.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations require these individuals to give us copies of all Section 16(a) forms they file.

Based solely on our review of forms that were furnished to us and written representations from reporting persons, we believe that the executive officers, directors and more than 10% stockholders complied with all filing requirements under Section 16(a) during the year ended December 31, 2014, except as follows: Due to an administrative oversight, Messrs. Pickett, Booth, Stephenson, Crabill and Ritz each filed a late Form 4 report covering two transactions relating to the grant of restricted stock units. Mr. Pickett filed one Form 4 report late relating to one additional transaction. One bona fide gift of securities beneficially owned by Mr. Korman was not timely reported on Form 5.

Item 11 - Executive Compensation

Compensation Discussion and Analysis

Our CD&A addresses the following topics:

●	the members and role of our Compensation Committee, which we refer to as the “Committee” in this CD&A;

●	our compensation-setting process;

●	our philosophy and objectives regarding executive compensation;

●	the components of our executive compensation program; and

●	our compensation decisions for fiscal year 2014 and 2015.

The Compensation Committee

Thomas F. Franke, Harold J. Kloosterman, Bernard J. Korman, Edward Lowenthal and Stephen D. Plavin are the members of the Committee. Mr. Franke is the Chairman of the Committee. Each member of the Committee qualifies as an independent director under the NYSE listing standards and under our Board of Directors’ standards of independence.

The Committee’s responsibilities and functions are governed by its charter, which the Board of Directors has adopted and a copy of which is available at our website at www.omegahealthcare.com. The Committee determines the compensation of our executive officers and reviews with the Board of Directors all aspects of compensation for our executive officers. The Committee also periodically reviews the compensation of our directors and makes recommendations regarding possible adjustments for consideration by the Board of Directors. To the extent not otherwise inconsistent with its obligations and responsibilities, the Committee may form subcommittees (which shall consist of one or more members of the Committee) and delegate authority to such subcommittees as it deems appropriate. The Committee reports to the Board of Directors as it deems appropriate and as the Board of Directors may request.

The Committee is also responsible for the following activities in addition to the other activities listed in the Committee’s charter:

●
determining and approving the compensation for the Chief Executive Officer and our other named executive officers following an evaluation of their performance in respect of goals and objectives established by the Committee and such other factors as the Committee deems appropriate;

●
reviewing and recommending for the Board of Directors’ approval (or approving, where applicable) the adoption and amendment of our director and executive officer incentive compensation and equity-based plans;

●	administering our incentive compensation and equity-based plans and approving such awards thereunder as the Committee deems appropriate;

●	reviewing and monitoring succession plans for the Chief Executive Officer and our other senior executives;

●
preparing, reviewing and discussing with management the CD&A required by SEC rules and regulations, recommending to the Board of Directors whether the CD&A should be included in our proxy statement or other applicable SEC filings;

●	overseeing and administering any employment agreements, severance agreements or change of control agreements that are entered into between us and any executive officer; and

●
performing such other activities consistent with its charter, our Bylaws, governing law, the rules and regulations of the NYSE and such other requirements applicable to us as the Committee or the Board of Directors deems necessary or appropriate.

Compensation Committee Meetings and Process

The Committee meets as often as necessary to perform its duties and responsibilities. The Committee met four times during the year ended December 31, 2014. The Chairman of the Committee works, from time to time, with the Chief Executive Officer and other members of the Committee to establish the agenda for the Committee’s meetings. The Committee meets in one or more executive sessions each year to evaluate the performance of our named executive officers, to determine their bonuses for the prior year, to establish bonus metrics for the current year, to set salaries for the current year and to approve any grants of equity incentive compensation, as the case may be. Additionally, the Committee meets with Omega’s legal counsel and from time to time with other outside advisors as the Committee determines appropriate.

The Committee receives and reviews materials in advance of its meetings. These materials include information that management believes will be helpful to the Committee as well as materials that the Committee may from time to time request. Depending upon the agenda for the particular meeting, these materials may include, among other things:

●	reports from compensation consultants or legal counsel;

●
an analysis of the compensation of our executives and directors as compared to the compensation paid to the executives and directors by the members of our peer group prepared by members of the Committee, by management at the Committee’s request or by a compensation consultant engaged by the Committee;

●	financial reports on year-to-date performance versus budget and compared to prior year performance, as well as other financial data regarding us and our performance;

●	reports on our strategic plan and budget for future periods;

●	information on the executive officers’ stock ownership and holdings of equity-based incentives; and

●	reports on the levels of achievement by each named executive officer of individual and corporate objectives.

The Committee periodically engages in a comprehensive review to establish the performance goals for multi-year incentive awards and to enter into new employment agreements with our named executive officers. Our Chief Executive Officer meets with the Committee at least annually to provide information to the Committee regarding management’s views regarding its performance as well as other factors the Chief Executive Officer believes should impact the compensation of our executive officers. In addition, the Chief Executive Officer provides recommendations to the Committee regarding the compensation for each of the named executive officers and the business and performance targets for incentive awards and bonuses.

Compensation Committee Advisors

The Committee charter grants the Committee the sole and direct authority to engage and terminate advisors and compensation consultants and to approve their fees and retention terms. These advisors and consultants report directly to the Committee, and we are responsible for paying their fees.

2013 Executive Compensation Review

Beginning in late 2012 and continuing in 2013, the Committee undertook to review and update the Company’s executive compensation program. In connection with the comprehensive review of the compensation system for our named executive officers, the Committee engaged FPL Associates, L.P. (“FPL”) as a consultant to the Committee. FPL has not performed any work for us other than work for which it has been engaged by the Committee from time to time. FPL presented to the Committee FPL’s analysis that included, but was not limited to, recommendations regarding the composition of a peer group of companies that would be the basis for a benchmarking evaluation of the Company’s compensation programs, the status of our current compensation program as compared to those of our peer companies, the methodologies behind the research and analysis it used to prepare the comparisons, the techniques it used to standardize the compensation programs of peer companies in order to permit more accurate comparisons against our programs and a proposed plan covering all aspects of the compensation for our named executive officers. The analysis and process resulted in executive employment agreements with each of our named executive officers that were entered into in November 2013 and have terms that run through December 31, 2016, and the design and implementation of a compensation program including long-term incentives for periods beginning December 31, 2013 and ending December 31, 2016.

Aviv REIT Merger

On April 1, 2015, Aviv REIT Inc. (“Aviv”) merged (the “Merger”), with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership (“Omega OP”) and Aviv Healthcare Properties Limited Partnership (the “Aviv OP”).

Prior to April 1, 2015, the Company restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust (“UPREIT”) structure. As a result of this organizational restructuring, substantially all of the Company’s assets are now held by Omega OP, an operating partnership that is a subsidiary of the Company.

The partnership agreement of Omega OP provides, among other things, for limited partnership units structured as profits interests (“LTIP Units”), which are to be used for incentive compensation awards. When earned and vested, LTIP Units are intended to be convertible into limited partnership interest in Omega OP (“OP Units”), at the election of the holder, on a one-to-one basis, subject to conditions on minimum allocation to the capital accounts of the holders of LTIP Unit for federal income tax purposes. Each OP Unit is redeemable at the election of the holder for cash equal to the then fair market value of one share of Omega common stock, subject to the Company’s election to exchange the OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, and further subject to adjustment as set forth in the partnership agreement.

2015 Executive Compensation Review

Beginning in late 2014 and continuing in 2015, the Committee undertook to review and update the Company’s executive compensation program in light of the then pending Merger. The Committee considered that among other changes, the Company’s market capitalization was projected on an estimated basis to increase to roughly $10 billion after the Merger from $6.5 billion before the Merger. In connection with the comprehensive review of the compensation system for our named executive officers, the Committee engaged FPL as a consultant to the Committee. FPL has not performed any work for us other than work for which it was engaged by the Committee. FPL presented to the Committee FPL’s analysis that included, but was not limited to, recommendations regarding the composition of a peer group of companies that would be the basis for a benchmarking evaluation of the Company’s compensation programs, the status of our current compensation program as compared to those of our peer companies, the methodologies behind the research and analysis it used to prepare the comparisons, the techniques it used to standardize the compensation programs of peer companies in order to permit more accurate comparisons against our programs and a proposed plan covering all aspects of the compensation for our named executive officers. The analysis and process resulted in the design and implementation of a compensation program including long-term incentives for the period beginning January 1, 2015 and ending December 31, 2017. In March 2015 (April 1 for Mr. Insoft), the Company entered into executive employment agreements with each of our named executive officers having terms that run through December 31, 2017.

2013 Peer Group Benchmarking

Based on the analysis provided by FPL and with the input of the members of the Committee, the Committee determined that FPL’s analysis would be benchmarked based on two peer groups of public REITs comparable to the Company that were identified by FPL in December 2013. The “Size Peer Group” consists of the following 11 REITs with market or total capitalization comparable to the Company: BioMed Realty Trust, Inc., Corporate Office Properties Trust, EPR Properties, Federal Realty Investment Trust, Healthcare Realty Trust Incorporated, LTC Properties, Inc., Medical Properties Trust, Inc., National Health Investors, Inc., National Retail Properties, Inc., Realty Income Corporation, and Washington Real Estate Investment Trust. The “Asset Peer Group” is comprised of the following 7 public REITs, all of which operate in the health care sector: HCP, Inc., Health Care REIT, Inc., Healthcare Realty Trust Incorporated, LTC Properties, Inc., Medical Properties Trust, Inc., National Health Investors, Inc., and Ventas, Inc. The Committee recognized that healthcare REITs can be viewed as a sub-sector of the REIT industry since healthcare REITs are often subject to different market conditions than the real estate industry generally, such as the impact of healthcare reimbursement policy. The Committee also recognized that compensation of REIT executives is generally correlated with the size of the REIT. Accordingly, the Committee considered both the Size Peer Group and the Asset Peer Group and with advice from FPL determined that the data relating to the Size Peer Group would be weighted 66-2/3% and the data relating to the Asset Peer Group would be weighted 33-1/3% for purposes of developing peer group compensation data. Analyses performed included a comparison of salaries, annual bonus programs, short term equity based incentive compensation and multi-year equity based incentive compensation of comparable officers for each company as well as total compensation over a three-year period as compared to total shareholder return generated over such period.

2015 Peer Group Benchmarking

Based on analysis provided by FPL and with the input of the members of the Committee, the Committee determined that a new peer group should be composed in light of the projected increase in Omega’s market capitalization of roughly 50% as a result of the then pending Merger. In January 2015, the Committee determined that FPL’s analysis would be benchmarked based on one peer group of public REITs that were identified by FPL as being comparable to the Company after the Merger with Aviv based on asset size, asset class, geography and other factors. The peer group consists of the following 14 REITs: BioMed Realty Trust, Inc., Duke Realty Corporation, EPR Properties, Federal Realty Investment Trust, HCP, Inc., Health Care REIT, Inc., Healthcare Trust of America, LaSalle Hotel Properties, Lexington Realty Trust, National Retail Properties, Inc., Realty Income Corporation, Spirit Realty Capital, Inc., Ventas, Inc. and W.P. Carey, Inc. Analyses performed included a comparison of salaries, annual bonus programs, short term equity based incentive compensation and multi-year equity based incentive compensation of comparable officers for each company as well as total compensation over a three-year period as compared to total shareholder return generated over such period.

Compensation Policy and Objectives

Our executive compensation programs are designed to attract and retain the highest quality executive talent possible and, more importantly, to provide meaningful incentives for our executives to strive to enhance shareholder value over both near and longer term periods in a manner that balances potentially competing incentives that could create risk. The Compensation Committee’s current executive compensation philosophy is based on these fundamental principles: (i) all compensation should be referenced on an analysis of the practices of appropriate peer groups as well as industry surveys, (ii) compensation grants and changes to compensation should be performance and responsibility based, (iii) base salaries should be at approximately the median for similar positions of the applicable peer groups, and (iv) a substantial portion of executive compensation should be performance-based and tied to shareholder return over time.

The policy and the guidelines followed by the Committee historically have been directed toward providing compensation and incentives to our executive officers in order to achieve the following objectives:

●	reward performance and initiative;

●	be competitive with other REITs viewed as competitors for executive talent;

●
be significantly related to accomplishments and our short-term and long-term successes, particularly measured in terms of growth in adjusted funds from operations on a per share basis and total shareholder return;

●	structure incentive programs utilizing various performance metrics to minimize the potential for risk associated with over-weighting any particular performance metric;

●	align the interests of our executive officers with the interests of our stockholders; and

●	encourage and facilitate our executives’ ability to achieve meaningful levels of ownership of our stock.

The Role of Stockholder Say-on-Pay Votes

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay proposal”). At the Company’s 2014 annual meeting of stockholders, over 97% of the votes cast were voted in favor of the 2014 say-on-pay proposal. The Committee believes the voting results reflect strong stockholder support for the Company’s approach to executive compensation. The Committee considered these results in designing an executive compensation program going forward as described herein. The Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers.

In considering the voting results of prior say-on-pay proposals, the Committee was aware that the Company’s past practice of granting long-term incentives once every three years resulted in significant year to year variation in the value of grants. Accordingly, for performance periods beginning in 2014, the Committee decided to move from the approach of making grants of long-term incentives every three years to making grants of long-term incentives each year for rolling three year periods.

Employment Agreements

Effective November 15, 2013, the Committee and the Board of Directors approved new employment agreements with each of C. Taylor Pickett, Daniel J. Booth, Robert O. Stephenson, R. Lee Crabill and Michael D. Ritz, which were each executed on November 15, 2013. Pursuant to the employment agreements, these five senior executives have similarly structured compensation plans consisting of base salary, annual cash bonus opportunity, and long-term incentive opportunity. All of the employment agreements were set to expire on December 31, 2016. These employment agreements were superseded in 2015 by the employment agreements described in the next paragraph.

Effective March 31, 2015, the Committee approved new employment agreements (superseding the 2013 employment agreements) with each of C. Taylor Pickett, Daniel J. Booth, Robert O. Stephenson, R. Lee Crabill and Michael D. Ritz, which were each executed as of March 31, 2015. Effective April 1, 2015, the Committee approved an employment agreement with Steven J. Insoft, which was executed as of April 1, 2015. Steven Insoft, previously Aviv’s President and Chief Operating Officer, was appointed as Omega’s Chief Corporate Development Officer effective as of the completion of the Merger with Aviv and, as such, became an Executive Officer of Omega on April 1, 2015. Pursuant to the employment agreements, our six senior executives have similarly structured compensation plans consisting of base salary, annual cash bonus opportunity, and long-term incentive opportunity. All of the employment agreements expire on December 31, 2017. See “Compensation and Severance Agreements” herein.

Elements of Compensation

Annual Base Salary

Our approach to base compensation levels has been to offer competitive salaries in comparison with prevailing market practices for comparable positions at our peer group companies. The Committee evaluates and reviews the executive officers’ annual base salaries in connection with its annual review of management’s performance and based on input from our Chairman of the Board and our Chief Executive Officer. In undertaking the annual review, the Committee considers the decision-making responsibilities of each position and the experience, work performance and team-building skills of each incumbent officer, as well as our overall performance and the achievement of our strategic objectives and budgets. The Committee generally views work performance as the single most important measurement factor, followed by team-building skills and decision-making responsibilities. The Committee also reviews internal pay equity in the context of the target percentile objectives when making base salary decisions, although neither internal equity nor any percentile target is a dispositive factor. The Committee also considers the effect of increasing base salary on other aspects of the overall compensation program.

For 2013 the Committee determined to target executive base salaries at the market median, based on the Size Peer Group weighted at 66-2/3% and Asset Peer Group weighted at 33-1/3%. This determination was based on advice from FPL which noted that this weighting was warranted given the high correlation between size and level of base pay. For 2014, the Committee approved base salary increases of approximately 2.5% for the executive officers, which the Committee determined to be appropriate taking into account the performance of the officers and inflation. For 2015 the Committee determined to target executive base salaries on an aggregate basis at the market median of executive base salaries on an aggregate basis for each member of the peer group. This determination was based on advice from FPL. The base salaries for our named executive officers for 2015 are set forth below.

Name	2015 Base Salary ($)
C. Taylor Pickett	750,000
Daniel J. Booth	470,000
Steven J. Insoft	460,000
Robert O. Stephenson	450,000
R. Lee Crabill	350,000
Michael D. Ritz	300,000

Annual Cash Bonus Opportunity

Our historical compensation practices have embodied the principle that annual cash bonuses that are based primarily on achieving objectives that enhance long-term stockholder value are desirable in aligning stockholder and management interests. The Committee strives to award individual annual bonuses for each named executive officer consistent with market practices for positions with comparable decision-making responsibilities and that reward individual contributions by executive officers, all in accordance with the terms of each executive officer’s employment agreement as discussed below.

We accrue estimated bonuses for our executive officers throughout the year service is performed relating to such bonuses, and thus bonuses are expensed in the year they are earned, assuming they are approved by our Board of Directors. Each officer must include his bonus in his taxable income in the year in which he receives it.

2014 Annual Cash Bonus Opportunity. The Committee established the 2014 cash bonus opportunities for the executive officers named below subject to the achievement of the performance criteria described below:

	Annual Incentive (% of Base Salary)
Name	Threshold	Target	High
C. Taylor Pickett	100%	125%	150%
Daniel J. Booth	50%	75%	100%
Robert O. Stephenson	50%	62.5%	75%
R. Lee Crabill	30%	50%	70%
Michael Ritz	40%	50%	60%

The Committee established the cash bonus metrics and payout levels as set forth below:

% of Bonus Opportunity	Metric	Threshold(4)	Target(4)	High(4)
40%	Adjusted FFO per share(1)	$2.69	$2.72	$2.75
30%	Tenant quality(2)	Less than 2%	Less than 1.5%	Less than 1%
30%	Subjective(3)

(1)
Adjusted funds from operations per share. The adjusted FFO metric will be subject to adjustment to reflect the pro forma impact of changes to the Company’s capital structure that were not contemplated in the annual budget approved by the Board of Directors.

(2)	2014 uncollected rents as a percentage of 2014 gross revenues.

(3)
Subjective determination of the committee, including among other things, factors such as subjective evaluation of individual performance, Funded Debt / Total Asset Value and/or credit rating upgrade from a rating agency.

(4)
As to any bonus metric except the subjective metric, if the level of achievement of the relevant performance metric is between threshold and target or between target and high, then the portion of the bonus earned with respect to that metric will be based on linear interpolation.

FFO and adjusted FFO are non-GAAP financial measures. The Company calculates and reports FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and consequently, FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets. Investors and potential investors in the Company’s securities should not rely on non-GAAP financial measures as a substitute for any GAAP measure, including net income. Adjusted FFO is calculated as FFO available to common stockholders excluding the impact of certain non-cash stock-based compensation and certain revenue and expense items as more fully set forth in the reconciliation in the Company’s earnings release included as Exhibit 99.1 to the Form 8-K furnished on February 23, 2015. The Company believes that adjusted FFO provides an enhanced measure of the operating performance of the Company’s core portfolio as a REIT. The Company’s computation of adjusted FFO is not comparable to the NAREIT definition of FFO or to similar measures reported by other REITs.

In connection with determining the level of subjective bonus earned with respect to 2014 performance, the Chief Executive Officer provided the Committee with an assessment of each executive officer’s performance in 2014 and his respective contribution to the Company’s success in addressing the uncertain economy and challenging conditions in the capital markets. The Committee, after consultation with the Chief Executive Officer, determined to award each named executive officer the full amount of the subjective portion of his bonus for 2014. The principal factors noted in the assessment of the executive officers’ performance included:

●	the entering into a definitive merger agreement to acquire Aviv REIT;

●	the issuance of the Company’s $400 million aggregate principal amount of its 4.95% Senior Notes due 2024;

●	the payoff and termination of its $200 million 2013 term loan facility;

●	the completion of a new $1.2 billion unsecured credit facility;

●	the issuance of the Company’s $250 million aggregate principal amount of its 4.50% Senior Notes due 2025;

●	the issuance of $63 million of common stock via the Company’s at-the-market equity shelf programs at an average price of $34.33 per share;

●	the issuance of $72 million of common stock under, the Company’s Dividend Reinvestment and Common Stock Purchase Plan at an average price of $34.32 per share;

●	the payoff of $37 million long-term debt;

●	the completion of $566 million in new investments in 2014;

●	maintaining modest leverage and significant liquidity, which positioned the Company to take advantage of growth opportunities;

●	favorable lease extensions and re-leases; and

●	success in portfolio restructurings and workouts.

Adjusted FFO per share for 2014 was $2.85 and tenant quality (uncollected rents as a percentage of gross revenues) for 2014 was 0%, both of which achieved and exceeded the high level of performance under the 2014 annual cash bonus program. Based on the actual performance for the 2014 year of the adjusted FFO and tenant quality components at the high level and the Committee’s determination that the subjective performance goal had been achieved at the high level, the Committee approved the following cash bonuses relating to 2014 performance:

	Total Cash Bonus Paid for 2014 ($)
	C. Taylor Pickett	Daniel J. Booth	Robert O. Stephenson	R. Lee Crabill	Michael D. Ritz
Adjusted FFO (40%)	430,500	180,400	123,000	94,710	65,190
Tenant Quality (30%)	322,875	135,300	92,250	71,033	48,893
Individual/Subjective Measures (30%)	322,875	135,300	92,250	71,032	48,892
Total Cash Bonus Paid for 2014	1,076,250	451,000	307,500	236,775	162,975

2015 Annual Cash Bonus Opportunity. The Committee established the 2015 cash bonus opportunities for the executive officers named below subject to the achievement of the performance criteria established below:

	Annual Incentive (% of Base Salary)
Name	Threshold	Target	High
C. Taylor Pickett	100%	125%	150%
Daniel J. Booth	50%	75%	100%
Stephen J. Insoft	50%	75%	100%
Robert O. Stephenson	50%	75%	100%
R. Lee Crabill	40%	60%	80%
Michael Ritz	40%	60%	80%

Steven Insoft’s 2015 bonus will not be prorated and will be based on his full annual rate of base salary for 2015 reflecting the Committee’s assessment of the value of his contribution in connection with the completion of the Merger with Aviv.

The Committee established the cash bonus metrics and payout levels as set forth below:

% of Bonus Opportunity	Metric	Threshold(4)	Target(4)	High(4)
40%	Adjusted FFO per share(1)	$2.98	$3.01	$3.04
30%	Tenant quality(2)	Less than 2%	Less than 1.5%	Less than 1%
30%	Subjective(3)

(1)
Adjusted funds from operations per share. The adjusted FFO metric will be subject to adjustment to reflect the pro forma impact of changes to the Company’s capital structure that were not contemplated in the annual budget approved by the Board of Directors.

(2)	2015 uncollected rents as a percentage of 2015 gross revenues.

(3)
Subjective determination of the committee, including among other things, factors such as subjective evaluation of individual performance, Funded Debt / Total Asset Value and/or credit rating upgrade from a rating agency.

(4)
As to any bonus metric except the subjective metric, if the level of achievement of the relevant performance metric is between threshold and target or between target and high, then the portion of the bonus earned with respect to that metric will be based on linear interpolation.

Stock Incentive Awards

Stock Incentives for 2011-2013

For the period of January 1, 2011 through December 31, 2013, the Committee considered granting equity-based awards in a manner that would provide executives the opportunity to earn, for superior total shareholder return performance above target levels, compensation at the 75th percentile of 2010 peer group. However, the Committee noted that the grant date fair value of performance-based awards is significantly discounted to reflect the risk of achievement of the performance goals, and as a result, the potential realizable value of performance awards at the 75th percentile for high performance would be higher than the level the Committee viewed as appropriate at the time. As a result, the Committee determined that stock incentive grants would be based on potentially realizable values rather than the grant date fair value for accounting purposes, reducing the size of the awards from the levels initially considered. “Potential realizable value” or “targeted realizable value” refers to the projected estimated accrued taxable compensation through December 31, 2013 (including for this purpose the performance restricted stock units (“PRSUs”) with a performance period ending December 31, 2013 that vest in 2014), assuming that Total Shareholder Return is at the threshold, target or high level.

The program for 2011 – 2013 was designed as a three-year compensation program, with multi-year PRSUs and time-based restricted stock granted once at the beginning of the cycle, and annual PRSUs granted in each calendar year. The 2011-2013 equity compensation program was comprised of a restricted stock grant, a multi-year PRSU grant and three annual PRSU grants for each named executive officer. Taking all equity compensation awards for the three-year period ending December 31, 2013 into account, 50% of the total equity compensation opportunity at target was performance-based, with the actual number of shares earned based on Total Shareholder Return performance. All equity compensation awards for 2011 – 2013 were earned and vested by December 31, 2013, except for the multi-year PRSUs all of which were earned at the high level as of December 31, 2013, but were subject to quarterly vesting in 2014.

The multi-year PRSUs were granted under the Omega Healthcare Investors, Inc. 2013 Stock Incentive Plan. Each multi-year PRSU award entitled the officer to receive following the end of the performance period a number of shares of common stock that would vary depending on the level of performance (threshold, target or high) over the performance period. The number of shares attributable to the multi-year PRSUs that would be earned depended on the levels (threshold, target or high) of absolute total shareholder return, calculated in accordance with a methodology under the PRSU agreements (“absolute TSR” or “TSR”), and “relative TSR” (defined below) achieved over the three year performance period ending December 31, 2013 as set forth in the table below, with absolute TSR having a 75% weighting and relative TSR having a 25% weighting. “Relative TSR” means TSR ranked on a percentile basis relative to the average total shareholder return achieved by the companies comprising the MSCI U.S. REIT Index for the same period for which TSR is calculated and using the same methodology used for calculating TSR as described above. If performance had been below threshold, no shares under the PRSUs would have been be earned. If performance had been between threshold and target or between target and high, the number of shares earned under the PRSUs would have been determined under an interpolation formula. The baseline stock price from which TSR was measured for the multi-year PRSUs over the three-year performance period ending December 31, 2013 was $21.31, the volume-weighted average price (“VWAP”) for the Company’s common stock for the month of December 2010.

Absolute TSR-Based PRSUs	Threshold		Target		High
TSR (annualized and compounded annually for the multi-year PRSUs)	8%		10%		12%

Relative TSR-Based PRSUs
Percentile vs. Peer Group	50	th	65	th	80	th

The multi-year PRSU awards granted by the Committee as of January 1, 2011 allowed the named executive officers to earn the number of shares shown in the applicable column (threshold, target or high) of the chart below depending on performance.

2011 - 2013
Multi-Year Incentive Award
Absolute Total Shareholder Return Metric
(75% Weighting)

Name	Threshold 8%	Target 10%	High 12%
C. Taylor Pickett	10,178	66,173	117,608
Daniel J. Booth	5,761	37,274	70,566
Robert O. Stephenson	4,064	28,153	44,713
R. Lee Crabill	2,575	20,156	32,327
Michael D. Ritz	1,012	5,105	8,193

2011 - 2013
Multi-Year Incentive Award
Relative Total Shareholder Return Metric
(25% Weighting)

Name	Threshold 50th %-ile	Target 65th %-ile	High 80th %-ile
C. Taylor Pickett	3,392	22,058	39,203
Daniel J. Booth	1,920	12,424	23,522
Robert O. Stephenson	1,354	9,384	14,904
R. Lee Crabill	858	6,718	10,775
Michael D. Ritz	337	1,702	2,731

Our absolute TSR and our relative TSR for the three year period ended December 31, 2013 were 68.1% and the 90th percentile, respectively, and accordingly the multi-year PRSUs were earned at the high level. The multi-year PRSUs that were earned under the preceding table vested quarterly in 2014 (the year following completion of the three-year performance period).

The number of earned and vested multi-year PRSUs were paid in equal quarterly amounts in Omega common stock, along with dividend equivalents to be paid in cash, within ten (10) days following the last day of each calendar quarter in 2014.

Dividend equivalents declared with respect to the applicable performance period accrued on PRSUs that subsequently vested and were paid at the date the shares attributable to vested PRSUs are distributable.

Stock Incentives from December 31, 2013 Forward

Overview

The Committee designed, with assistance and advice from FPL, a new long-term incentive compensation program for periods beginning in 2014. The Committee noted that the Company’s historical practice of granting long-term incentive compensation only once every three years resulted in a substantial portion of long-term incentive compensation depending on market price fluctuations during the final month of the three-year performance period. The Committee noted that its past practice of granting long-term incentive awards only once every three years created the appearance of significantly higher compensation (based on the grant date fair value of the full award) in the year of grant than in the remaining years of the program, even though the existing awards are earned over three years (subject to vesting over an additional year in the case of the multi-year PRSUs). Accordingly, rather than making a single round of restricted stock and PRSU awards for the 2014-2016 performance cycle with no additional long-term incentive awards until 2017, the Committee decided to implement a new long-term incentive compensation program effective January 1, 2014 with smaller annual equity grants than previous equity grants made once every three years. As a result, the long-term incentive compensation program was shifted from sequential “end-to-end” grant cycles (i.e., 2008-2010, 2011-2013) to “rolling three-year” grant cycles (i.e., 2014-2016, 2015-2017, 2016-2018). The Committee worked with FPL to determine the appropriate size of the annual awards and appropriate adjustments to reflect the transition to an annual grant cycle. As of November 15, 2013, the Committee approved the grant, effective January 1, 2014, of long-term incentive compensation awards to each of the officers as the first grant under the new annual rolling three year long-term incentive compensation program. As of November 15, 2013, the Committee also approved the grant, effective December 31, 2013, of one-time transition awards to each of the officers to make up for the lost compensation opportunity that the officers would otherwise suffer in the Company’s transition in 2014 from the three-year end-to-end long-term incentive compensation program to the annual rolling three-year long-term incentive compensation program.

Like the 2010 process, as part of the 2013 process, the Committee considered granting equity-based awards in a manner that would provide executives the opportunity to earn, for superior Total Shareholder Return performance above target levels, compensation at the 75th percentile of 2013 peer group. However, the Committee noted that the grant date fair value of performance-based awards is significantly discounted to reflect the risk of achievement of the performance goals, and that as a result the potential realizable value of performance awards at the 75th percentile for high performance would be higher than the level that the Committee viewed as appropriate at the time. As a result, in 2013 the Committee determined that stock incentive grants would be based on potentially realizable value rather than the grant date fair value for accounting purposes, reducing the size of the awards from the levels initially considered. Accordingly, the number of shares of common stock of the Company issuable under the annual grants and the transition grants are based on targeted realizable value potentially realizable by each officer, rather than the estimated compensation expense to be recognized by the Company for accounting purposes. The Company expects that the compensation expense associated with the annual and transition grants for accounting purposes will be substantially less than the targeted realizable value potentially realizable by the officers. Targeted realizable value includes projected dividends and reflects potential accrued taxable income at various levels of the Company’s performance as described below.

The significant features of the long-term incentive compensation grants are summarized below. The descriptions of the timing of payment below assumes that the officer has not elected to defer receipt of the common stock or dividend equivalents under the Company’s Deferred Stock Plan.

One-Time Transition Grants effective December 31, 2013

The Committee noted that transitioning from the prior three-year end-to-end long-term incentive compensation program to the annual rolling three-year long-term incentive compensation program would result in a vesting shortfall until the fourth year of rolling three-year grants. FPL calculated this shortfall to be 175% of the targeted realizable value of each executive’s annual grants described below. The Committee determined to address this shortfall by making one-time transition grants of time-based restricted stock units (“RSUs”) and PRSUs for the period from December 31, 2013 through December 31, 2016 with the projected realizable values at target shown in the table below. The threshold, target and high levels of long-term incentive compensation reflect the aggregate projected realizable value from the vesting of time-based RSUs and from PRSUs based on TSR performance at the indicated performance level over the performance period.

	Projected Aggregate Targeted Realizable Value Transition Grants* ($)
Name	Threshold	Target	High
C. Taylor Pickett	3,598,312	7,425,496	13,558,791
Daniel J. Booth	2,113,236	4,076,529	7,276,645
Robert O. Stephenson	1,491,260	3,117,939	5,737,421
R. Lee Crabill	1,100,234	2,213,936	4,042,656
Michael D. Ritz	215,215	440,967	1,213,120

*           Represents aggregate projected accrued taxable income realizable by the officer through December 31, 2016. The Company’s anticipated compensation expense is expected to be materially lower. See “Overview” above.

The Committee determined that the target realizable value of the transition grants should be split equally between time-based RSUs as a retention incentive and PRSUs as a performance incentive.

Restricted Stock Unit Awards. The number of shares of the Company’s common stock subject to the transition RSU grants was determined based on FPL’s calculation of the number of shares projected to produce as of December 31, 2016, one-half of the targeted realizable value at target in the table immediately above. Each RSU award is subject to three-year ratable vesting (1/3 per year) on December 31, 2014, 2015 and 2016 and will be subject to the officer’s continued employment on the vesting date, except in the case of death, “disability,” termination by the Company without “cause,” or resignation for “good reason” (as those terms are defined in the award agreement, each a “Qualifying Termination”) that occurs after, or within 60 days before, a “change in control” (as defined in the award agreement), in which case vesting is accelerated 100%. Dividend equivalents accrue on the RSUs and will be paid currently on unvested and vested units. The number of vested RSUs will be paid in Company common stock upon vesting.

The time-based RSUs granted by the Committee as of December 31, 2013 were for the number of shares shown in the chart below.

Name	12/31/2013 Grants of Time-Based Restricted Stock Units
C. Taylor Pickett	90,149
Daniel J. Booth	49,491
Robert O. Stephenson	37,853
R. Lee Crabill	26,878
Michael D. Ritz	5,354

Performance Restricted Stock Unit Awards. The number of shares of Company common stock subject to the transition grants of PRSUs at each performance level (threshold, target and high) is that number of shares that is projected to produce as of December 31, 2016, an amount equal to the targeted realizable value shown in the table above less the targeted realizable value attributable to the RSUs under the transition grants. Therefore, the total number of shares issued under the PRSUs if target performance is achieved will be equal to the number of shares subject to the RSUs under the transition grant. The total number of shares issued under the PRSUs if threshold performance is achieved will be less, and if high performance is achieved will be more, than the number of shares subject to the RSUs under the transition grant. The PRSUs are split into three component grants relating to the one-, two- and three-year performance periods starting December 31, 2013, respectively. The Committee determined to more heavily weight the three-year performance period by allocating 42.8% of targeted realizable value of the transition PRSUs to the three-year performance period component and 28.6% to each of the one-year and two-year performance period components. The number of PRSUs that will be earned for each performance period will depend 50% on the level of absolute TSR and 50% on the level of relative TSR achieved over the performance periods ending December 31, 2014, December 31, 2015 and December 31, 2016, respectively, as set forth in the table below.

TSR-Based PRSUs	Threshold	Target	High
TSR (annualized and compounded annually)	8%	10%	12%

Relative TSR-Based PRSUs
Basis Points	-300	0	+300

If TSR is between threshold and target or between target and high, TSR is rounded to the closet 0.5% percentage points and the number of PRSUs earned is determined by interpolation. If Relative TSR is between threshold and target or between target and high, Relative TSR is rounded to the closest 50 basis points and the number of PRSUs earned is determined by interpolation. The baseline stock price from which TSR will be measured for the PRSUs over each of the three performance periods is $31.43, the average closing price per share of the Company’s common stock for November and December 2013. Absolute TSR or TSR is determined by reference to the total aggregate change in the Company’s stock price per share over the performance period plus dividends per share declared with respect to the performance period. Relative TSR means the Company’s TSR as compared to the total shareholder return reported for the MSCI U.S. REIT Index for the performance period. For calculating absolute TSR and relative TSR, the starting and ending stock prices used are the November and December average closing price per share at the beginning and the end of the performance periods.

The number of shares earned under the PRSUs will be determined as of the last day of each performance period. The earned PRSUs vest on the last day of the performance period, subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination or a change in control. If the Qualifying Termination is not in connection with a change in control, vesting will be prorated based on days elapsed through the date of the Qualifying Termination. If a change in control occurs, the performance period will end on the date of the change in control. If the Officer is employed on the date of the change in control or has a Qualifying Termination within 60 days after the change in control, depending on the level of TSR and Relative TSR as of the date of the change in control, all, a portion or none of the PRSUs will be earned and vested on the date of the change in control.

The PRSU awards granted by the Committee as of December 31, 2013 allow the officers to earn a number of shares shown in the applicable column (threshold, target or high) of the chart depending on the level of absolute (50% weighting) and relative TSR (50% weighting) performance over the applicable performance period as set forth above.

PRSUs Granted 12/31/2013 for 12/31/2013-12/31/2014
Performance Period

Name	Threshold	Target	High
C. Taylor Pickett	554	25,782	63,620
Daniel J. Booth	1,312	14,154	33,826
Robert O. Stephenson	88	10,826	27,006
R. Lee Crabill	366	7,688	18,970
Michael D. Ritz	44	1,532	6,468

PRSUs Granted 12/31/2013 for 12/31/2013-12/31/2015
Performance Period

Name	Threshold	Target	High
C. Taylor Pickett	554	25,783	63,621
Daniel J. Booth	1,313	14,155	33,826
Robert O. Stephenson	89	10,826	27,004
R. Lee Crabill	365	7,686	18,968
Michael D. Ritz	44	1,530	6,468

PRSUs Granted 12/31/2013 for 12/31/2013-12/31/2016
Performance Period

Name	Threshold	Target	High
C. Taylor Pickett	828	38,584	95,208
Daniel J. Booth	1,964	21,182	50,620
Robert O. Stephenson	133	16,201	40,413
R. Lee Crabill	547	11,504	28,387
Michael D. Ritz	66	2,292	9,679

The earned and vested PRSUs will be paid in Company common stock, along with dividend equivalents to be paid in cash, within ten (10) days following the last day of the performance period or on the date of a change in control, if earlier.

Dividend equivalents declared with respect to the applicable performance period accrue on PRSUs that subsequently vest. Accrued dividend equivalents will be paid to the officer at the date the shares attributable to vested PRSUs are distributable.

The ending stock price for measuring absolute TSR and relative TSR for the transition PRSUs that were subject to a one year performance period ending December 31, 2014 was $38.32, the average closing price per share of the Company’s common stock for November and December 2014. This represented TSR of approximately 29%, well in excess of the 12% level required to earn the PRSUs at the high level. As a result, the absolute TSR-based transition PRSUs that were subject to a one year performance period ending December 31, 2014 were earned at the high level. The Company’s TSR for the one year period ending December 31, 2014 was 211 basis points higher than the MSCI U.S. REIT Index for the same period. As a result, the relative TSR-based transition PRSUs that were subject to a one year performance period ending December 31, 2014 were earned at a level between the target and high levels and the number of relative TSR-based transition PRSUs earned was determined by rounding 211 basis points to 200 basis points and then applying interpolation in accordance with the requirements of the PRSU agreements. This resulted in a number of relative TSR-based transition PRSUs being earned that was 198% of the number of units at target level and 80% of the number of units at high.

Annual Grants for Rolling Three-Year Periods commencing January 1, 2014

As mentioned above under the heading “Overview” herein, as of November 15, 2013 the Committee approved the grant, effective January 1, 2014, of long-term incentive compensation awards to each of the officers as the first grant under the new annual rolling three year long-term incentive compensation program (as well as the one-time transition grant effective December 31, 2013 discussed above under the heading “One-Time Transition Grants effective December 31, 2013”). The Committee based the size of the grants of RSUs and PRSUS effective January 1, 2014 on FPL’s calculation of the grant levels that would provide each officer an opportunity to earn that number of shares of common stock of the Company over a three year period that would produce the targeted realizable value (including dividends) as of December 31, 2016 shown in the table below. The threshold, target and high levels of long-term incentive reflect the aggregate projected realizable value from the vesting of time-based RSUs and from PRSUs based on TSR performance at the indicated performance level over the performance period.

Targeted Realizable Value
Annual Grants for 2014-2016 Performance Period*($)

Name	Threshold	Target	High
C. Taylor Pickett	2,056,178	4,243,141	7,747,880
Daniel J. Booth	1,207,563	2,329,445	4,158,083
Robert O. Stephenson	849,292	1,781,680	3,278,526
R. Lee Crabill	628,705	1,265,106	2,310,089
Michael D. Ritz	121,550	251,981	693,211

*	Represents projected accrued taxable income realizable by the officer as of December 31, 2016. The Company’s anticipated compensation expense is expected to be materially lower. See “Overview” above.

The Committee determined that the target realizable value of the annual long-term incentive compensation grants should be split equally between RSUs as a retention incentive and PRSUs as a performance incentive.

Restricted Stock Unit Awards. The number of shares of Company common stock subject to the annual RSU award was determined based on FPL’s calculation of the number of shares projected to produce as of December 31, 2016, one-half of the taxable compensation amount at target in the table immediately above. Each RSU award is subject to three-year cliff vesting on December 31, 2016 and will be subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination. If the Qualifying Termination is not in connection with a change in control, the officer will vest in the percentage of the RSUs set forth below.

Year of Qualifying Termination	Percentage Vested
2014	33 1/3%
2015	66 2/3%
2016	100%

If the Qualifying Termination occurs after, or within 60 days before, a change in control, vesting will be accelerated 100%. Dividend equivalents accrue on the RSU awards and will be paid currently on unvested and vested units. The number of vested RSUs will be paid in Company common stock upon vesting.

The time-based RSUs granted as of January 1, 2014 were for the number of shares shown in the chart below.

Name	1/1/2014 Grants of Time-Based Restricted Stock Units
C. Taylor Pickett	51,514
Daniel J. Booth	28,281
Robert O. Stephenson	21,630
R. Lee Crabill	15,359
Michael D. Ritz	3,059

Performance Restricted Stock Unit Awards. The total number of shares of Company common stock subject to annual grants of PRSUs at each performance level (threshold, target and high) is that number of shares that is projected to produce as of December 31, 2016, an amount equal to the targeted realizable value shown in the table above, less the projected taxable compensation amount attributable to the RSUs under the annual grants. Therefore, like the transition grants, the total number of shares issued under these PRSUs if target performance is achieved will be equal to the number of shares subject to the RSUs under the annual grant. Similarly, the total number of shares issued under the PRSUs if threshold performance is achieved will be less, and if high performance is achieved will be more, than the number of shares subject to the RSUs under the annual grant.

The level of PRSUs that will be earned will be based (i) 50% on the level of absolute TSR and (ii) 50% on the level of relative TSR achieved over the three year performance period ending December 31, 2016, as set forth in the same table that applies to the transition grants of PRSUs above.

The PRSU awards granted by the Committee as of January 1, 2014 allow the officers to earn a number of shares shown in the applicable column (threshold, target or high) of the chart depending on the level of performance over the three year performance period ending December 31, 2016.

PRSUs Granted 1/1/2014 for 1/1/2014-12/31/2016
Performance Period

Name	Threshold	Target	High
C. Taylor Pickett	1,106	51,514	127,114
Daniel J. Booth	2,622	28,280	67,584
Robert O. Stephenson	104	21,630	53,956
R. Lee Crabill	730	15,358	37,900
Michael D. Ritz	52	3,060	12,922

The baseline stock price from which TSR will be measured for the PRSUs over the three year performance period ending December 31, 2016 is $31.43, the average closing price per share of the Company’s common stock for November and December 2013.

The number of shares earned under the PRSUs will be determined as of the last day of the performance period. 25% of the earned PRSUs will vest on the last day of each quarter in 2017, subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination or a change in control. If the Qualifying Termination is not in connection with a change in control, vesting will be prorated based on days elapsed through the date of the Qualifying Termination or will be accelerated 100% if the Qualifying Termination occurs on or after December 31, 2016. Like the transition grants of PRSUs, if a change in control occurs, the performance period will end on the date of the change in control. If the officer is employed on the date of the change in control or has a Qualifying Termination within 60 days after the change in control, depending on the level of TSR and Relative TSR as of the date of the change in control, all, a portion or none of the PRSUs will be earned and vested on the date of the change in control. The earned and vested PRSUs will be paid in Company common stock, along with dividend equivalents to be paid in cash, within ten (10) days following the last day of the performance period or on the date of a change in control, if earlier.

Dividend equivalents declared with respect to the applicable performance period accrue on PRSUs that subsequently vest and are paid. Accrued dividend equivalents are paid to the employee at the date the shares attributable to vested PRSUs are distributable.

 Annual Grants for Rolling Three-Year Periods commencing January 1, 2015

Overview

On March 30, 2015, the Compensation Committee approved the grant to the officers of long-term incentive compensation awards, effective March 31, 2015 (April 1, 2015 with respect to Steven Insoft) and subject to forfeiture if the Merger did not occur. The material terms (other than amounts) of the 2015 long-term incentive awards are similar to the long-term incentive awards previously granted effective January 1, 2014. However, the 2015 long-term incentive compensation awards approved by the Compensation Committee include, as part of the awards, LTIP Units of the Omega OP, which are earned based on Omega’s TSR performance. LTIP Units that become earned and vested are convertible on one-for-one basis into OP Units, which in turn can generally be redeemed for cash or Omega common stock.

The significant features of the long-term incentive compensation grants are summarized below. The descriptions of the timing of payment below assume that the officer has not elected to defer receipt of the Omega common stock or dividend equivalents under Omega’s Deferred Stock Plan.

Description of Grants

Each officer’s grant, effective March 31, 2015 (or April 1, 2015 for Steven Insoft), included time-based RSUs, PRSUs and performance-based LTIP Units. The RSUs and PRSUs provide an opportunity to earn a number of shares of common stock of Omega over a three year period commencing January 1, 2015. The LTIP Units provide an opportunity to earn a number of LTIP Units in Omega’s OP over the same three year period. The aggregate opportunity provides each officer with the ability to earn a number of shares of Omega common stock and a number of LTIP Units that together would produce the projected estimated accrued economic value (including dividends and distributions) as of December 31, 2017 shown in the table below. The threshold, target and high levels of long-term incentive compensation are based in part on absolute TSR performance and relative TSR performance for the performance period as compared to the MSCI U.S. REIT Index. The methodology for determining these amounts was as follows. FPL estimated median total annual compensation on an aggregate basis, using grant date fair value data, for the top five executive officers at the companies in Omega’s peer group used for benchmarking. Target median total annual compensation for the top five executive officers of Omega on an aggregate basis was designed to be generally in line with the median total annual compensation on an aggregate basis for the peer group. Compensation for threshold performance was designed, based on grant date fair values, to approximate 75% of compensation for target performance, and high performance was designed, based on grant date fair values, to approximate 150% of compensation for target performance. The aggregate compensation at the threshold, target and high performance levels, based on grant date fair values, was then converted into projected estimated accrued economic value using a conversion factor intended to replicate Omega’s estimated ratio of grant date fair value of 2014 compensation for the top five executive officers at each performance level to the projected estimated economic value of 2014 compensation for the top five executive officers at each performance level. The aggregate amount was then allocated among the top five executive officers of Omega by the Compensation Committee in a manner that generally preserved internal pay equity while making adjustments that the Compensation Committee determined to be appropriate and taking into account that Steven Insoft would be one of the top five executive officers for 2015 subsequent to the completion of the Merger.

Projected Aggregate Accrued Taxable
 Long-term Incentive Compensation Opportunity
Annual Grant for 2015 Performance Period*

Name	Threshold	Target	High
C. Taylor Pickett	$2,029,342	$4,189,297	$7,701,840
Daniel J. Booth	$1,191,394	$2,298,272	$4,134,338
Steven J, Insoft	$1,114,602	$2,162,884	$3,903,904
Robert O. Stephenson	$1,037,770	$2,027,628	$3,673,701
R. Lee Crabill	$597,225	$1,224,772	$2,273,384
Michael D. Ritz	$224,070	$434,100	$973,560

*           Represents projected estimated accrued economic value realizable by the officer as of December 31, 2017. The amounts of the 2015 long-term incentive compensation grants are based on projected estimated accrued economic value potentially realizable by each officer, rather than the estimated compensation expense to be recognized by Omega under generally accepted accounting principles (“GAAP”). Omega expects that the compensation expense associated with the annual grants under GAAP will be substantially less than the projected estimated accrued economic value realizable by the officers. Projected estimated accrued economic value reflects the amount at various levels of performance and includes projected dividends and distributions.

Time-based Restricted Stock Unit Awards. Each officer’s 2015 annual long-term incentive compensation award consists in part of a time-based RSU award. The number of shares of Omega common stock subject to the RSU award is projected to produce as of December 31, 2017, one-half of the projected estimated accrued economic value at target in the table above.

The number of shares subject to the time-based RSUs granted as of March 31, 2015 (April 1, 2015 as to Steven Insoft) are shown in the chart below:

Name	Number of Time-Based Restricted Stock Units
C. Taylor Pickett	48,256
Daniel J. Booth	26,473
Steven J. Insoft	24,914
Robert O. Stephenson	23,356
R. Lee Crabill	14,108
Michael D. Ritz	5,000

Each RSU award is subject to three-year cliff vesting on December 31, 2017 and is subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination. If the Qualifying Termination is not in connection with a change in control, the officer will vest in the percentage of the RSUs set forth below.

Year of Qualifying Termination	Percentage Vested
2015	33 1/3%
2016	66 2/3%
2017	100%

If the Qualifying Termination is in connection with a change in control, vesting will be accelerated and the award will vest at 100%. Dividend equivalents accrue on the RSU awards and will be paid currently on unvested and vested units. The number of vested RSUs will be paid in Omega common stock upon vesting.

Performance Restricted Stock Unit Awards. Additionally, each officer’s 2015 annual long-term incentive compensation consists in part of an award of PRSUs. The number of shares of Omega common stock subject to PRSUs at each performance level (threshold, target and high) is projected to produce as of December 31, 2017, the projected estimated accrued economic value shown in the table above, less the projected estimated accrued economic value attributable to the RSUs and LTIP Units. Therefore, the total number of shares issued under the PRSUs, if target performance is achieved, will be equal to one-half the number of shares subject to the time-based RSUs. Similarly, the total number of shares issued under the PRSUs if threshold performance is achieved will be less, and if high performance is achieved will be more, than one-half the number of shares subject to the RSUs.

The level of PRSUs that will be earned will be based on the level of relative TSR achieved over the three year performance period ending December 31, 2017, as set forth in the table below:

Relative TSR-Based PRSUs	Threshold	Target	High
Basis Points	-300	0	+300

If Relative TSR is between threshold and target or between target and high, Relative TSR is rounded to the closest 50 basis points and the number of PRSUs earned is determined by interpolation. The baseline stock price from which Relative TSR will be measured for the PRSUs over the three year performance period ending December 31, 2017 is $38.32, the average closing price per share of Omega Common Stock for November and December 2014.

The PRSU awards granted by the Compensation Committee effective as of March 31, 2015 (April 1, 2015 as to Steven Insoft) allow the Executive Officers to earn a number of shares shown in the applicable column (threshold, target or high) of the chart below depending on the level of Relative TSR achieved over the three year performance period ending December 31, 2017:

Name	Threshold	Target	High
C. Taylor Pickett	779	24,128	58,945
Daniel J. Booth	1,386	13,237	31,357
Steven J. Insoft	1,223	12,457	29,651
Robert O. Stephenson	1,059	11,678	27,947
R. Lee Crabill	276	7,054	17,467
Michael D. Ritz	250	2,500	8,000

The number of shares earned under the PRSUs will be determined as of the last day of the performance period. The performance period normally ends at December 31, 2017. 25% of the earned PRSUs will vest on the last day of each quarter in 2018, subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination. If the Qualifying Termination is not in connection with a change in control, vesting will be prorated based on days elapsed in the performance period through the date of the Qualifying Termination or will be accelerated 100% if the Qualifying Termination occurs on or after December 31, 2017. If a change in control occurs during the three year performance period, the performance period will end on the date of the change in control. If the officer is employed on the date of a change in control or has a Qualifying Termination in connection with a change in control, depending on the level of Relative TSR as of the date of the change in control, all, a portion, or none of the PRSUs will be earned and vested on the date of the change in control.

The earned and vested PRSUs will be paid in Omega common stock within ten days following vesting or on the date of a change in control, if earlier.

Dividend equivalents payable to shareholders of record after January 1, 2015 accrue on PRSUs that are subsequently earned at the end of the performance period. Accrued dividend equivalents will be paid to the officer within ten days following the last day of the performance period and dividend equivalents earned thereafter on the earned and unvested PRSUs are paid currently.

LTIP Units. The remainder of each officer’s 2015 annual long-term incentive compensation consists of an award of performance-based LTIP Units. As of March 31, 2015 (or April 1, 2015 for Steven Insoft), each officer received a number of LTIP Units projected to produce as of December 31, 2017, the projected estimated accrued economic value shown in the table above for the high level, less the projected estimated accrued economic value attributable to the RSUs and the PRSUs at the high level.

Earning and Vesting of LTIP Units. The number of LTIP Units earned (“Earned LTIP Units”) by each officer is determined based on the level of absolute TSR achieved over the three year performance period ending December 31, 2017, based on the following table:

TSR-Based LTIP Units	Threshold	Target	High
TSR (annualized and compounded annually)	8%	10%	12%

If TSR is between threshold and target or between target and high, TSR is rounded to the closet 0.5% percentage points and the number of LTIP Units earned is determined by interpolation. The baseline stock price from which TSR will be measured for the LTIP Units over the three year performance period ending December 31, 2017 is $38.32, the average closing price per share of Omega common stock for November and December 2014.

The total number of LTIP Units earned at each performance level (threshold, target and high) corresponds to that number of shares of Omega Common Stock that is projected to produce as of December 31, 2017, the projected accrued economic value shown in the table above, less the projected accrued economic value attributable to the RSUs and PRSUs. Therefore, the total number of Earned LTIP Units if target performance is achieved will be equal to one-half the number of shares subject to the time-based RSUs. Similarly, the total number of Earned LTIP Units if threshold performance is achieved will be less, and if high performance is achieved will be more, than one-half the number of shares subject to the RSUs. All LTIP Units that have not become Earned LTIP Units as of the last day of the performance period are forfeited as of the last day of the performance period.

The LTIP Unit awards granted by the Compensation Committee effective as of March 31, 2015 (April 1, 2015 as to Steven Insoft) allow the officers to earn a number of LTIP Units shown in the applicable column (threshold, target or high) of the chart below depending on the level of TSR over the three year performance period ending December 31, 2017:

Name	Threshold	Target	High
C. Taylor Pickett	779	24,128	58,945
Daniel J. Booth	1,386	13,237	31,357
Steven J. Insoft	1,223	12,457	29,651
Robert O. Stephenson	1,059	11,678	27,947
R. Lee Crabill	276	7,054	17,467
Michael D. Ritz	250	2,500	8,000

Earned LTIP Units are subject to time-based vesting. 25% of the Earned LTIP Units will vest on the last day of each quarter in 2018, subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination. If the Qualifying Termination is not in connection with a change in control, vesting will be prorated based on days elapsed in the performance period through the date of the Qualifying Termination or will be accelerated 100% if the Qualifying Termination occurs on or after December 31, 2017. If a change in control occurs during the three year performance period, the performance period will end on the date of the change in control. If the officer is employed on the date of a change in control or has a Qualifying Termination in connection with a change in control, depending on the level of TSR as of the date of the change in control, all, a portion, or none of the LTIP Units will be earned and vested on the date of the change in control.

Distributions to Holders of LTIP Units. While the officers hold LTIP Units that are both unvested and unearned, they will receive distributions from OHI LP when a distribution is paid to holders of LP Units of an amount per LTIP Unit (the “Interim Distribution”), and a corresponding allocation of “Net Income and Net Loss” (as defined in the Partnership Agreement) per LTIP Unit, equal to (i) 10% of the regular periodic distributions per LP Unit paid by OHI LP to LP Unit holders and a corresponding percentage allocation of Net Income and Net Loss attributable to the regular periodic distributions per LP Unit and (ii) 0% of the special distributions and other distributions not made in the ordinary course per LP Unit paid by OHI LP to LP Unit holders and a corresponding 0% allocation of Net Income and Net Loss attributable to the special distributions and other distributions per LP Unit not made in the ordinary course.

Additionally, within ten business days after the date any LTIP Units are earned, the officer holding such LTIP Units will receive a distribution from OHI LP per Earned LTIP Unit (and a corresponding allocation of Net Income and Net Loss per Earned LTIP Unit) equal to the excess of: (i) the amount of distributions from OHI LP that would have been paid per LTIP Unit if the LTIP Unit had been an LP Unit on January 1, 2015 over (ii) the Interim Distribution per LTIP Unit.

In addition, with respect to distributions and allocations of Net Income and Net Loss that accrue following the date that any LTIP Units become an Earned LTIP Unit, whether vested or unvested, the officer will receive with respect to each such LTIP Unit, distributions and allocations of Net Income and Net Loss pursuant to the partnership agreement of Omega OP determined without regard to the adjustments described above.

Other Benefits

All employees may participate in our 401(k) Retirement Savings Plan (the “401(k) Plan”). We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. Under the 401(k) Plan, employees are eligible to make contributions, and we, at our discretion, may match contributions and make a profit sharing contribution. We do not provide an option for our employees to directly invest in our stock under the 401(k) Plan.

We provide a competitive benefits package to all full-time employees which includes health and welfare benefits, such as medical, dental, disability insurance and life insurance benefits. The plans under which these benefits are offered do not discriminate in scope, terms or operation in favor of officers and directors and are available to all salaried employees. We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the named executive officers, and we currently do not provide supplemental pensions to our employees, including the named executive officers.

Tax Deductibility of Executive Compensation

The SEC requires that this report comment upon our policy with respect to Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction for compensation over $1.0 million to any of the named executive officers (other than the Chief Financial Officer) unless the compensation is paid pursuant to a plan that is performance-related, non-discretionary and has been approved by our stockholders. We believe that, because we qualify as a REIT under the Internal Revenue Code and therefore are not subject to federal income taxes on our income to the extent distributed, the payment of compensation that does not satisfy the requirements of Section 162(m) will not generally affect our net income, although to the extent that compensation does not qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that Section 162(m) will materially affect the taxability of stockholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each stockholder. For these reasons, Section 162(m) does not directly govern the Committee’s compensation policy and practices.

Risk Associated with Compensation

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

The Committee considered various factors that have the effect of mitigating risk and, with assistance of FPL, reviewed the elements of executive compensation to determine whether any portion of executive compensation encourages excessive risk taking. The Committee concluded that the following risk oversight and compensation design features guard against excessive risk-taking:

●	The Company has developed and adheres to effective processes for developing strategic and annual operating plans and approval of portfolio and capital investments;

●	The Company has strong internal financial controls;

●	Base salaries are consistent with each executive’s responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security;

23

●
The determination of incentive awards is based on a review of a variety of indicators of performance as well as a meaningful subjective assessment of personal performance, thus diversifying the risk associated with any single indicator of performance;

●	The design of our multi-year compensation plan rewards executives for driving sustainable growth for stockholders over three-year performance periods;

●
The transition to rolling annual grants of long-term incentive compensation increases the importance of sustained long-term performance over time and reduces the influence of trading fluctuations within the final month of an end-to-end three-year program;

●	The vesting periods for equity compensation awards encourage executives to focus on maintaining dividends and stock price appreciation; and

●	The mix between fixed and variable, annual and long-term and cash and equity compensation is designed to encourage balanced strategies and actions that are in the Company’s long-term best interests.

Compensation Committee Report

The following is a report by the Compensation Committee regarding our executive officer compensation program.

The Compensation Committee has reviewed and discussed with management the disclosure set forth under the heading “Compensation Discussion and Analysis” above and, based on such review and discussion, the Compensation Committee has recommended to the Board that such “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Compensation Committee of the Board of Directors

Thomas F. Franke, Chairman
Harold J. Kloosterman
Bernard J. Korman
Edward Lowenthal
Stephen D. Plavin

Summary Compensation Table

The following table summarizes the compensation of our “named executive officers” for the years ended December 31, 2014, 2013 and 2012. Our named executive officers are our Chief Executive Officer, our Chief Financial Officer and the three other most highly compensated executive officers.

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)	($)(3)	($)(4)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(I)	(J)
C. Taylor Pickett	2014	717,500	322,875	2,994,453	—	753,375	15,600	4,803,803
Chief Executive Officer	2013	700,000	315,000	5,534,915	—	735,000	15,300	7,300,215
	2012	636,000	190,800	502,234	—	763,200	15,000	2,107,234

Daniel J. Booth	2014	451,000	135,300	1,623,937	—	315,700	15,600	2,541,537
Chief Operating Officer	2013	440,000	132,000	3,028,252	—	308,000	15,300	3,923,552
	2012	403,500	80,700	300,799	—	322,800	15,000	1,122,799

Robert O. Stephenson	2014	410,000	92,250	1,262,864	—	215,250	15,600	1,995,964
Chief Financial Officer	2013	400,000	90,000	2,316,305	—	210,000	15,300	3,031,605
	2012	351,000	52,650	191,593	—	210,600	15,000	820,843

R. Lee Crabill	2014	338,250	71,033	893,363	—	165,743	15,600	1,483,989
Senior Vice-President of	2013	330,000	69,300	1,641,187	—	161,700	15,300	2,217,487
Operations	2012	315,750	41,048	138,436	—	164,190	15,000	674,424

Michael D. Ritz	2014	271,625	48,893	233,477	—	114,083	15,600	683,678
Chief Accounting Officer	2013	265,000	47,700	425,116	—	111,300	15,300	864,416
	2012	242,000	21,780	35,122	—	87,120	15,000	401,022

(1)
Bonuses are reported in the year earned, whether or not paid before year end. Reflects the subjective component of annual cash bonus program payments as described under “Elements of Compensation — Annual Cash Bonus Opportunity.”

(2)
Represents the fair value for accounting purposes as of the date of grant (excluding the effect of estimated forfeitures). The fair value of PRSUs is based on the probable outcome of the performance conditions as of the grant date. For 2014, includes the grant date fair value of the PRSUs granted January 2014. For 2013, includes the grant date fair value of the annual RSUs and PRSUs granted January 2013 and the transition grants granted as of December 31, 2013. For 2012, includes the annual PRSUs granted in January 2012.

(3)
Bonuses are reported in the year earned, whether or not paid before year end. Represents the objective performance components (adjusted FFO per share and tenant quality) of annual cash bonus program payments as described under “Elements of Compensation — Annual Cash Bonus Opportunity.”

(4)
“All Other Compensation” reflects 401(k) matching contributions. In accordance with SEC rules, dividend equivalents associated with PRSUs are not included in “All Other Compensation” because those amounts were factored into the grant date fair values.

Grants of Plan Based Awards

The following table contains information relating to the plan based awards grants made in 2014 to our named executive officers under the Omega Healthcare Investors, Inc. 2013 Stock Incentive Plan and is intended to supplement the 2014 Summary Compensation Table above.
										Grant Date
				Estimated Future Payouts			Estimated Future Payouts			Fair Value
		Date of		Under Non-Equity Incentive			Under Equity Incentive			of Stock
		Compensation		Plan Awards			Plan Awards			and Option
	Grant	Committee	Grant		Target	High			High	Awards
Name	Type	Action	Date	Threshold ($)	($)	($)	Threshold (#)	Target (#)	(#)	($)(1)
C. Taylor	Annual Cash
Pickett	Bonus(Objective
	Metrics)(2)	01/15/2014	01/15/2014	502,250	627,813	753,375
	RSUs(3)	11/15/2013	01/01/2014							1,535,117
	PRSUs(4)	11/15/2013	01/01/2014				1,106	51,514	127,114	1,459,336

Daniel J.	Annual Cash
Booth	Bonus(Objective
	Metrics)(2)	01/15/2014	01/15/2014	157,850	236,775	315,700
	RSUs(3)	11/15/2013	01/01/2014							842,774
	PRSUs(4)	11/15/2013	01/01/2014				2,622	28,280	67,584	781,164

Robert O.	Annual Cash
Stephenson	Bonus(Objective
	Metrics)(2)	01/15/2014	01/15/2014	143,500	179,375	215,250
	RSUs(3)	11/15/2013	01/01/2014							644,574
	PRSUs(4)	11/15/2013	01/01/2014				104	21,630	53,956	618,290

R. Lee	Annual Cash
Crabill	Bonus(Objective
	Metrics)(2)	01/15/2014	01/15/2014	71,033	118,388	165,743
	RSUs(3)	11/15/2013	01/01/2014							457,698
	PRSUs(4)	11/15/2013	01/01/2014				730	15,358	37,900	435,665

Michael D.	Annual Cash
Ritz	Bonus(Objective
	Metrics)(2)	01/15/2014	01/15/2014	76,055	95,069	114,083
	RSUs(3)	11/15/2013	01/01/2014							91,158
	PRSUs(4)	11/15/2013	01/01/2014				52	3,060	12,922	142,318

(1)	Represents the fair value as of the applicable grant date. See the Option Exercises and Stock Vested table below for information regarding amounts earned with respect to awards vesting in 2014.

(2)
Reflects the range of bonus payments that were possible as of the grant date under the objective metric components of our annual cash bonus program for 2014. The actual bonuses earned in 2014 under the objective metric components are reflected in the Summary Compensation Table above under the caption “Non-Equity Incentive Plan Compensation.” For more information regarding annual bonus opportunities including the subjective component, see the discussion under “Annual Cash Opportunity” in the Compensation Discussion and Analysis section of this Filing.

(3)
RSUs subject to three-year cliff vesting on December 31 2016 subject to continued employment on the vesting date except in the case of a Qualifying Termination that occurs after, or within 60 days before, a “change in control,” in which case the RSUs fully vest. Dividend equivalents accrue on the RSUs and will be paid currently on unvested and vested units. See “Stock Incentives from 2013 Forward —  Annual Grants for Rolling Three-Year Periods commencing January 1, 2014  — Restricted Stock Unit Awards.”

(4)
Reflects the range of shares that may be earned by each named executive officer, based on the level of performance over the performance period. The actual number of PRSUs earned is based on performance for the periods ending December 31, 2016. For each performance period, the number of shares that will be earned depends on the levels of absolute TSR (50% weighting) and relative TSR (50% weighting). Vesting occurs quarterly in 2017, subject to continued employment on the vesting date, except in the case of a Qualifying Termination or a change in control. If the Qualifying Termination is not in connection with a change in control, vesting will be prorated based on days elapsed through the date of the Qualifying Termination. The performance period will end on the date of a change in control. If the Officer is employed on the date of the change in control or has a Qualifying Termination within 60 days before the change in control, depending on the level of TSR and Relative TSR as of the date of the change in control, all, a portion or none of the PRSUs will be earned and vested on the date of the change in control. Dividend equivalents accrue on PRSUs that subsequently vest. Accrued dividend equivalents are only payable if and to the extent of vesting of the PRSUs. “Stock Incentives from 2013 Forward —  Annual Grants for Rolling Three-Year Periods commencing January 1, 2014  — Performance Restricted Stock Unit Awards.”

Outstanding Equity Awards at Fiscal Year End

The following sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2014. Since the information is set forth as of December 31, 2014, it does not include equity awards that vested as of December 31, 2014 or the awards granted in 2015. There are no options outstanding.

	Stock Awards
					Equity
					Incentive
					Plan Awards:
					Market or
					Payout
				Equity Incentive	Value of
			Market Value	Plan Awards:	Unearned
		Number of	of	Number of	Shares, Units
		Shares	Shares or Units of	Unearned	or
		or Units of Stock	Stock	Shares, Units or	Other Rights That
		That Have	That Have	Other Rights That	Have Not
		Not Vested	Not Vested	Have Not Vested	Vested
Name		(#)	($)(1)	(#)	($)(1)
C. Taylor Pickett	Transition 2014-2015 Absolute PRSUs(2)			31,811	1,307,114
	Transition 2014-2015 Relative PRSUs(2)			31,810	1,307,073
	Transition 2014-2016 Absolute PRSUs(2)			47,604	1,956,048
	Transition 2014-2016 Relative PRSUs(2)			47,604	1,956,048
	Transition RSUs(3)	60,099	2,348,081
	2014-2016 Absolute PRSUs(4)			63,557	2,611,557
	2014-2016 Relative PRSUs(4)			63,557	2,611,557
	2014-2016 RSUs(5)	51,514	2,012,652

Daniel J. Booth	Transition 2014-2015 Absolute PRSUs(2)			16,913	694,955
	Transition 2014-2015 Relative PRSUs(2)			16,913	694,955
	Transition 2014-2016 Absolute PRSUs(2)			25,310	1,039,988
	Transition 2014-2016 Relative PRSUs(2)			25,310	1,039,988
	Transition RSUs(3)	32,994	1,289,076
	2014-2016 Absolute PRSUs(4)			33,792	1,388,513
	2014-2016 Relative PRSUs(4)			33,792	1,388,513
	2014-2016 RSUs(5)	28,281	1,104,939

Robert O. Stephenson	Transition 2014-2015 Absolute PRSUs(2)			13,502	554,797
	Transition 2014-2015 Relative PRSUs(2)			13,502	554,797
	Transition 2014-2016 Absolute PRSUs(2)			20,207	830,306
	Transition 2014-2016 Relative PRSUs(2)			20,206	830,265
	Transition RSUs(3)	25,235	985,944
	2014-2016 Absolute PRSUs(4)			26,978	1,108,526
	2014-2016 Relative PRSUs(4)			26,978	1,108,526
	2014-2016 RSUs(5)	21,630	845,084

R. Lee Crabill	Transition 2014-2015 Absolute PRSUs(2)			9,484	389,698
	Transition 2014-2015 Relative PRSUs(2)			9,484	389,698
	Transition 2014-2016 Absolute PRSUs(2)			14,194	583,231
	Transition 2014-2016 Relative PRSUs(2)			14,193	583,190
	Transition RSUs(3)	17,919	700,082
	2014-2016 Absolute PRSUs(4)			18,950	778,656
	2014-2016 Relative PRSUs(4)			18,950	778,656
	2014-2016 RSUs(5)	15,359	600,076

Michael D. Ritz	Transition 2014-2015 Absolute PRSUs(2)			3,234	132,885
	Transition 2014-2015 Relative PRSUs(2)			3,234	132,885
	Transition 2014-2016 Absolute PRSUs(2)			4,840	198,876
	Transition 2014-2016 Relative PRSUs(2)			4,839	198,835
	Transition RSUs(3)	3,569	139,454
	2014-2016 Absolute PRSUs(4)			6,461	265,482
	2014-2016 Relative PRSUs(4)			6,461	265,482
	2014-2016 RSUs(5)	3,059	119,515

(1)	Based on closing price of our common stock as of December 31, 2014. Includes value of dividend equivalent rights accrued with respect to PRSUs.

(2)
Represents transition PRSUs granted as of December 31, 2013 for the performance period indicated at the high performance level. The number of PRSUs that will be earned for each performance period will depend 50% on the level of absolute TSR and 50% on the level of relative TSR achieved over the applicable performance period. The earned PRSUs vest on the last day of the performance period, subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination or a change in control. If the Qualifying Termination is not in connection with a change in control, vesting will be prorated based on days elapsed through the date of the Qualifying Termination. The performance period will end on the date of a change in control. If the Officer is employed on the date of the change in control or has a Qualifying Termination within 60 days before the change in control, depending on the level of TSR and Relative TSR as of the date of the change in control, all, a portion or none of the PRSUs will be earned and vested on the date of the change in control.

(3)
Represents transition RSUs granted as of December 31, 2013 that vest ratably (1∕3 per year) on December 31, 2014, 2015 and 2016 subject to continued employment on the vesting date, except in the case of a Qualifying Termination that occurs after, or within 60 days before a “change in control,” in which cases the RSUs fully vest. Dividend equivalents are paid currently on unvested and vested units.

(4)
Represents annual PRSUs granted as of January 1, 2014 for the three year performance period ending December 31, 2016 indicated at the high performance level. The number of PRSUs that will be earned for each performance period will depend 50% on the level of absolute TSR and 50% on the level of relative TSR achieved over the applicable performance period. The earned PRSUs vest quarterly in the year following the last day of the performance period, subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination or a change in control. If the Qualifying Termination is not in connection with a change in control, vesting will be prorated based on days elapsed through the date of the Qualifying Termination. The performance period will end on the date of a change in control. If the Officer is employed on the date of the change in control or has a Qualifying Termination within 60 days before the change in control, depending on the level of TSR and Relative TSR as of the date of the change in control, all, a portion or none of the PRSUs will be earned and vested on the date of the change in control.

(5)
Represents time-based RSUs granted as of January 1, 2014. Each RSU award is subject to three-year cliff vesting on December 31, 2016 and will be subject to the officer’s continued employment on the vesting date and will be subject to the officer’s continued employment on the vesting date, except in the case of a Qualifying Termination. Dividend equivalents accrue on the RSU awards and will be paid currently on unvested and vested units.

Because actual TSR exceeded the high performance level for the last performance period, applicable guidance from the SEC requires the table above to reflect PRSUs that remain subject to performance conditions at the high performance level. Actual performance may vary materially. The supplemental table below provides information regarding unvested PRSUs held at December 31, 2014 at threshold, target and high performance.

Supplemental Information on Unvested PRSUs held at December 31, 2014
		Threshold		Target		High
		Number
		of Shares	Market		Market		Market
		or Units	Value of	Number	Value of	Number of	Value of
		of Stock	Shares	of Shares	Shares	Shares	Shares
		That	or Units	or Units	or Units	or Units	or Units
		Have	of Stock	of Stock	of Stock	of Stock	of Stock
		Not	That Have	That Have	That Have	That Have	That Have
		Vested	Not Vested	Not Vested	Not Vested	Not Vested	Not Vested
Name		(#)	($)	(#)	($)	(#)	($)
C. Taylor Pickett	Transition 2014-2015	277	11,382	12,892	529,732	31,811	1,307,114
	Absolute PRSUs(2)
	Transition 2014-2015	277	11,382	12,891	529,691	31,810	1,307,073
	Relative PRSUs(2)
	Transition 2014-2016	414	17,011	19,292	792,708	47,604	1,956,048
	Absolute PRSUs(2)
	Transition 2014-2016	414	17,011	19,292	792,708	47,604	1,956,048
	Relative PRSUs(2)
	2014-2016 Absolute PRSUs(4)	553	22,723	25,757	1,058,355	63,557	2,611,557
	2014-2016 Relative PRSUs(4)	553	22,723	25,757	1,058,355	63,557	2,611,557

Daniel J. Booth	Transition 2014-2015	657	26,996	7,078	290,835	16,913	694,955
	Absolute PRSUs(2)
	Transition 2014-2015	656	26,955	7,077	290,794	16,913	694,955
	Relative PRSUs(2)
	Transition 2014-2016	982	40,350	10,591	435,184	25,310	1,039,988
	Absolute PRSUs(2)
	Transition 2014-2016	982	40,350	10,591	435,184	25,310	1,039,988
	Relative PRSUs(2)
	2014-2016 Absolute PRSUs(4)	1,311	53,869	14,140	581,013	33,792	1,388,513
	2014-2016 Relative PRSUs(4)	1,311	53,869	14,140	581,013	33,792	1,388,513

Robert O. Stephenson	Transition 2014-2015	45	1,849	5,413	222,420	13,502	554,797
	Absolute PRSUs(2)
	Transition 2014-2015	45	1,808	5,413	222,420	13,502	554,797
	Relative PRSUs(2)
	Transition 2014-2016	67	2,753	8,101	332,870	20,207	830,306
	Absolute PRSUs(2)
	Transition 2014-2016	66	2,712	8,100	332,829	20,206	830,265
	Relative PRSUs(2)
	2014-2016 Absolute PRSUs(4)	52	2,137	10,815	444,388	26,978	1,108,526
	2014-2016 Relative PRSUs(4)	52	2,137	10,815	444,388	26,978	1,108,526

R. Lee Crabill	Transition 2014-2015	183	7,519	3,843	157,909	9,484	389,698
	Absolute PRSUs(2)
	Transition 2014-2015	182	7,478	3,843	157,909	9,484	389,698
	Relative PRSUs(2)
	Transition 2014-2016	274	11,259	5,752	236,350	14,194	583,231
	Absolute PRSUs(2)
	Transition 2014-2016	273	11,218	5,752	236,350	14,193	583,190
	Relative PRSUs(2)
	2014-2016 Absolute PRSUs(4)	365	14,998	7,679	315,530	18,950	778,656
	2014-2016 Relative PRSUs(4)	365	14,998	7,679	315,530	18,950	778,656

Michael D. Ritz	Transition 2014-2015	22	904	765	31,434	3,234	132,885
	Absolute PRSUs(2)
	Transition 2014-2015	22	904	765	31,434	3,234	132,885
	Relative PRSUs(2)
	Transition 2014-2016	33	1,356	1,146	47,089	4,840	198,876
	Absolute PRSUs(2)
	Transition 2014-2016	33	1,356	1,146	47,089	4,839	198,835
	Relative PRSUs(2)
	2014-2016 Absolute PRSUs(4)	26	1,068	1,530	62,868	6,461	265,482
	2014-2016 Relative PRSUs(4)	26	1,068	1,530	62,868	6,461	265,482

Option Exercises and Stock Vested for 2014

The following table sets forth information regarding the vesting of stock awards for our named executive officers in 2014. No options were outstanding or exercised in 2014. In 2014, the following awards vested:

●
The 2011 multi-year Absolute and Relative incentive awards that had a performance period that began on January 1, 2011 and ended December 31, 2013. These awards vested on a prorated basis quarterly in 2014.

●
The 2013 transition Absolute and Relative incentive awards that had a performance period that began on December 31, 2013 and ended on December 31, 2014. The Absolute incentive awards vested at the high and the Relative incentive awards vested between target and high.

●	The 2013 RSU awards vest ratably on December 31, 2014, 2015 and 2016 in equal increments. In 2014 one-third of the 2013 transition RSU awards vested on December 31, 2014.

Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting ($) (2)
C. Taylor Pickett(3)	244,175	9,539,904
Daniel J. Booth	141,132	5,514,040
Robert O. Stephenson(4)	96,543	3,771,948
R. Lee Crabill	69,150	2,701,677
Michael D. Ritz(5)	18,354	717,104

(1)	Represents the vesting of the above noted awards in 2014, whether or not the underlying shares were issued before year end.

(2)	Based on closing price of our stock as of the December 31, 2014.

(3)	Mr. Pickett deferred receipt of all 156,811 2011 multi-year Absolute and Relative incentive awards and all 30,050 RSUs that vested on December 31, 2014.

(4)	Mr. Stephenson deferred receipt of all 59,616 2011 multi-year Absolute and Relative incentive awards.

(5)	Mr. Ritz deferred receipt of 10,924 2011 multi-year Absolute and Relative incentive awards and 5,363 2013 transition Absolute and Relative incentive awards that vested on December 31, 2014.

Nonqualified Deferred Compensation

Our Deferred Stock Plan enables our directors and executive officers to defer receipt of stock issuable upon the vesting of equity awards, subject to the terms of the plan and agreements approved by the Compensation Committee for such purpose. This plan is intended to permit our directors and officers to delay the timing of taxation of equity awards that they have earned to satisfy their tax planning goals and thereby assist in the retention of directors and officers. The terms and conditions will be reflected in a deferral agreement approved by the Compensation Committee. If a participant makes a deferral election, the deferred shares will not be issued when vested but rather at a later date or event specified in the deferral agreement.

Unless otherwise determined by the Compensation Committee, all stock that is deferred will accrue dividend equivalents. Under the terms of the Deferred Stock Plan, the Compensation Committee may provide in the applicable agreement that dividend equivalents will be deferred along with the stock or may give the participant the right to elect to receive the dividend equivalents currently or defer them. If a participant makes a deferral election, the dividend equivalents will be deferred until the date or event specified in the participant’s agreement. Under the terms of the plan, the Compensation Committee may allow a participant to elect, or may require, that deferred dividend equivalents will be converted into common stock under a conversion formula or instead that the dividend equivalents will not be converted but the amount will be increased by an interest rate specified by the Compensation Committee. Under the existing deferral agreements, the Committee has provided that a participant may elect when making a deferral election (a) to convert dividend equivalents into the right to receive additional shares of common stock based on the trading price of common stock on the date that dividends are paid and have the additional shares issued when the deferred stock is issued, (b) to accrue interest on a quarterly basis on dividend equivalents at the Company’s average borrowing rate for the previous quarter and have the interest paid in cash when the deferred stock is issued, or (c) to have dividend equivalents paid in cash currently when they are earned.

Messrs. Pickett, Stephenson and Ritz elected to defer receipt of the common stock issuable upon vesting of the 2013 annual PRSUs pursuant to the Deferred Stock Plan. No other named executive officer deferred compensation or had a deferred compensation balance at December 31, 2014. The following table shows nonqualified deferred compensation activity for our named executive officers in 2014.

	Executive	Company	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance
	in last	in last	in last	Withdrawal/	at Last
	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Fiscal Year
Name	($)(1)(2)	($)	($)	($)	($)(2)(3)
C. Taylor Pickett	7,300,659	—	484,543	—	9,342,848
Daniel J. Booth	—	—	—	—	—
Robert O. Stephenson	2,329,236	—	184,213	—	3,105,635
R. Lee Crabill	—	—	—	—	—
Michael D. Ritz	636,297	—	33,752	—	778,550

(1)
Based on closing price of our common stock as of the date of vesting of stock awards deferred in the following amounts: Mr. Pickett — 186,861 shares; Mr. Stephenson — 59,617 shares; Mr. Ritz — 16,286 shares.

(2)
The fair value for accounting purposes as of the date of grant is included in the Stock Awards column of the Summary Compensation table, and is quantified in the Grants of Plan Based Awards table above.

(3)	Based on closing price of our common stock as of December 31, 2014.

Compensation and Severance Agreements

C. Taylor Pickett Employment Agreement

We entered into an employment agreement with C. Taylor Pickett, dated as of March 31, 2015, as our Chief Executive Officer. The agreement is set to expire on December 31, 2017.

Mr. Pickett’s current base salary is $750,000 per year and may not be decreased during the term of the employment agreement. His employment agreement provides that he will be eligible to earn an annual bonus of 100%, 125% and 150%, respectively, for threshold, target and high performance, respectively, of his annual base salary. For a discussion of actual bonus arrangements for 2014 and 2015, see “Annual Cash Bonus Opportunity” herein.

If during the term of the employment agreement we terminate Mr. Pickett’s employment without “cause” or if he resigns for “good reason,” we will pay him severance equal to three times the sum of his then current annual base salary plus his average annual bonus over the last three completed fiscal years, which amount will be paid in installments over the 36-month-period following his termination. If any payments would be subject to the excise tax associated with parachute payments in connection with a change in control, the severance payments (and any other payments or benefits) under any other agreements will be reduced to the maximum amount that can be paid without incurring an excise tax, but only if that would result in the Officer retaining a larger after-tax amount. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Pickett’s employment to more than 50 miles away without his consent.

Mr. Pickett is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires.

Mr. Pickett is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for three years thereafter, Mr. Pickett is obligated not to provide managerial services or management consulting services to a “competing business” within the states in which the Company does business. Competing business is defined to include a list of named competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement, long-term care or healthcare-related real estate. In addition, during the period of employment and for three years thereafter, Mr. Pickett agrees not to solicit clients or customers with whom he had material contact or to solicit our management level employees. However, if Mr. Pickett remains employed by us through the date the term of the employment agreement expires, December 31, 2017, the noncompetition and nonsolicitation provisions also expire on that date.

Daniel J. Booth Employment Agreement

We entered into an employment agreement with Daniel J. Booth, dated as of March 31, 2015, as our Chief Operating Officer. The agreement is set to expire on December 31, 2017.

Mr. Booth’s current base salary is $470,000 per year and may not be decreased during the term of the employment agreement. His employment agreement provides that he will be eligible to earn an annual bonus of 50%, 75% and 100%, respectively, for threshold, target and high performance, respectively, of his annual base salary. For a discussion of actual bonus arrangements for 2014 and 2015, see “Annual Cash Bonus Opportunity” herein.

If during the term of the employment agreement we terminate Mr. Booth’s employment without “cause” or if he resigns for “good reason,” we will pay him severance equal to two times the sum of his then current annual base salary plus his average annual bonus over the last three completed calendar years, which amount will be paid in installments over the 24-month period following his termination. If any payments would be subject to the excise tax associated with parachute payments in connection with a change in control, the severance payments (and any other payments or benefits) under any other agreements will be reduced to the maximum amount that can be paid without incurring an excise tax, but only if that would result in the Officer retaining a larger after-tax amount. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Booth’s employment to more than 50 miles away without his consent.

Mr. Booth is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires.

Mr. Booth is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for two years thereafter, Mr. Booth is obligated not to provide managerial services or management consulting services to a “competing business” within the states in which the Company does business. Competing business is defined to include a list of named competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement, long-term care or healthcare-related real estate. In addition, during the period of employment and for two years thereafter, Mr. Booth agrees not to solicit clients or customers with whom he had material contact or to solicit our management level employees. However, if Mr. Booth remains employed by us through the date the term of the employment agreement expires, December 31, 2017, the noncompetition and nonsolicitation provisions also expire on that date.

Steven J. Insoft Employment Agreement

We entered into an employment agreement with Steven J. Insoft, dated as of April 1, 2015, as our Chief Corporate Development Officer. The agreement is set to expire on December 31, 2017.

Mr. Insoft’s current base salary is $460,000 per year and may not be decreased during the term of the employment agreement. His employment agreement provides that he will be eligible to earn an annual bonus of 50%, 75% and 100%, respectively, for threshold, target and high performance, respectively, of his annual base salary. For a discussion of actual bonus arrangements for 2014 and 2015, see “Annual Cash Bonus Opportunity” herein.

If during the term of the employment agreement we terminate Mr. Insoft’s employment without “cause” or if he resigns for “good reason,” we will pay him severance equal to one and three-quarters (or if less, a multiple equal to the period of years then remaining in the term) times the sum of his then current annual base salary plus his average annual bonus over the last three completed calendar years, which amount will be paid in installments over the 21-month period following his termination (or if less, the period of time then remaining in the term). If any payments would be subject to the excise tax associated with parachute payments in connection with a change in control, the severance payments (and any other payments or benefits) under any other agreements will be reduced to the maximum amount that can be paid without incurring an excise tax, but only if that would result in the Officer retaining a larger after-tax amount. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Insoft’s employment to more than 20 miles away without his consent.

Mr. Insoft is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires.

Mr. Insoft is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for twenty-one months thereafter, Mr. Insoft is obligated not to provide managerial services or management consulting services to a “competing business” within the states in which the Company does business. Competing business is defined to include a list of named competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement, long-term care or healthcare-related real estate. In addition, during the period of employment and for twenty-one months thereafter, Mr. Insoft agrees not to solicit clients or customers with whom he had material contact or to solicit our management level employees. However, if Mr. Insoft remains employed by us through the date the term of the employment agreement expires, December 31, 2017, the noncompetition and nonsolicitation provisions also expire on that date.

Robert O. Stephenson Employment Agreement

We entered into an employment agreement with Robert O. Stephenson, dated as of March 31, 2015, as our Chief Financial Officer. The agreement is set to expire on December 31, 2017.

Mr. Stephenson’s current base salary is $450,000 per year may not be decreased during the term of the employment agreement. His employment agreement provides that he will be eligible to earn 50%, 75% and 100%, respectively, for threshold, target and high performance, respectively, of his annual base salary. For a discussion of actual bonus arrangements for 2014 and 2015, see “Annual Cash Bonus Opportunity” herein.

If during the term of the employment agreement we terminate Mr. Stephenson’s employment without “cause” or if he resigns for “good reason,” we will pay him severance equal to one and one-half times the sum of his then current annual base salary plus his average annual bonus over the last three completed calendar years, which amount will be paid in installments over the 18-month-period following his termination. If any payments would be subject to the excise tax associated with parachute payments in connection with a change in control, the severance payments (and any other payments or benefits) under any other agreements will be reduced to the maximum amount that can be paid without incurring an excise tax, but only if that would result in the Officer retaining a larger after-tax amount. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Stephenson’s employment to more than 50 miles away without his consent.

Mr. Stephenson is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires.

Mr. Stephenson is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for 18 months thereafter, Mr. Stephenson is obligated not to provide managerial services or management consulting services to a “competing business” within the states in which the Company does business. Competing business is defined to include a list of named competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement, long-term care or healthcare-related real estate. In addition, during the period of employment and for 18 months thereafter, Mr. Stephenson agrees not to solicit clients or customers with whom he had material contact or to solicit our management level employees. However, if Mr. Stephenson remains employed by us through the date the term of the employment agreement expires, December 31, 2017, the noncompetition and nonsolicitation provisions also expire on that date.

R. Lee Crabill, Jr. Employment Agreement

We entered into an employment agreement with R. Lee Crabill, dated as of March 31, 2015, as our Senior Vice President of Operations. The agreement is set to expire on December 31, 2017.

Mr. Crabill’s current base salary is $350,000 per year and may not be decreased during the term of the employment agreement. His employment agreement provides that he will be eligible to earn 40%, 60% and 80%, respectively, for threshold, target and high performance, respectively, of his annual base salary. For a discussion of actual bonus arrangements for 2014 and 2015, see “Annual Cash Bonus Opportunity” herein.

If during the term of the employment agreement we terminate Mr. Crabill’s employment without “cause” or if he resigns for “good reason,” we will pay him severance equal to one and one-half times the sum of his then current annual base salary plus his average annual bonus over the last three completed calendar years, which amount will be paid in installments over the 18-month-period following his termination. If any payments would be subject to the excise tax associated with parachute payments in connection with a change in control, the severance payments (and any other payments or benefits) under any other agreements will be reduced to the maximum amount that can be paid without incurring an excise tax, but only if that would result in the Officer retaining a larger after-tax amount. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Crabill’s employment to more than 50 miles away without his consent.

Mr. Crabill is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires.

Mr. Crabill is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for 18 months thereafter, Mr. Crabill is obligated not to provide managerial services or management consulting services to a “competing business” within the states in which the Company does business. Competing business is defined to include a list of named competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement, long-term care or healthcare-related real estate. In addition, during the period of employment and for 18 months thereafter, Mr. Crabill agrees not to solicit clients or customers with whom he had material contact or to solicit our management level employees. However, if Mr. Crabill remains employed by us through the date the term of the employment agreement expires, December 31, 2017, the noncompetition and nonsolicitation provisions also expire on that date.

Michael D. Ritz Employment Agreement

We entered into an employment agreement with Michael D. Ritz, dated as of March 31, 2015, as our Chief Accounting Officer. The term of the agreement expires on December 31, 2017.

Mr. Ritz’s current base salary is $300,000 per year and may not be decreased during the term of the employment agreement. His employment agreement provides that he will be eligible to earn 40%, 60% and 80%, respectively, for threshold, target and high performance, respectively, of his annual base salary. For a discussion of actual bonus arrangements for 2014 and 2015, see “Annual Cash Bonus Opportunity” herein.

If during the term of the employment agreement we terminate Mr. Ritz’ employment without “cause” or if he resigns for “good reason,” we will pay him severance equal to one times the sum of his then current annual base salary plus his average annual bonus over the last three completed calendar years, which amount will be paid in installments over the 12-month-period following his termination. If any payments would be subject to the excise tax associated with parachute payments in connection with a change in control, the severance payments (and any other payments or benefits) under any other agreements will be reduced to the maximum amount that can be paid without incurring an excise tax, but only if that would result in the Officer retaining a larger after-tax amount. “Cause” is defined in the employment agreement to include events such as willful refusal to perform duties, willful misconduct in performance of duties, unauthorized disclosure of confidential company information, or fraud or dishonesty against us. “Good reason” is defined in the employment agreement to include events such as our material breach of the employment agreement or our relocation of Mr. Ritz’ employment to more than 50 miles away without his consent.

Mr. Ritz is required to execute a release of claims against us as a condition to the payment of severance benefits. Severance is not paid if the term of the employment agreement expires.

Mr. Ritz is restricted from using any of our confidential information during his employment and for two years thereafter or from using any trade secrets during his employment and for as long thereafter as permitted by applicable law. During the period of employment and for one year thereafter, Mr. Ritz is obligated not to provide managerial services or management consulting services to a “competing business” within the states in which the Company does business. Competing business is defined to include a list of named competitors and any other business with the primary purpose of leasing assets to healthcare operators or financing ownership or operation of senior, retirement, long-term care or healthcare-related real estate. In addition, during the period of employment and for one year thereafter, Mr. Ritz agrees not to solicit clients or customers with whom he had material contact or to solicit our management level employees. However, if Mr. Ritz remains employed by us through the date the term of the employment agreement expires, December 31, 2017, the noncompetition and nonsolicitation provisions also expire on that date.

Potential Payments Upon Termination or Change of Control

The table below illustrates the incremental or accelerated compensation that would have been payable in the event of the events identified below, as if they had occurred as of December 31, 2014. For equity awards, the amounts in the table below reflect the fair market value of the stock that would be issuable as result of the acceleration of the vesting of equity awards in connection with the events identified, based on the $39.07 per share closing price of our common stock at December 31, 2014.

The occurrence of a change of control does not increase severance benefits or bonus payments that would otherwise be payable. However, in the case of the transition RSUs granted in 2013 and the RSUs granted on January 1, 2014, vesting is accelerated 100% upon a Qualifying Termination that occurs after, or within 60 days before, a change in control. In addition, vesting of the PRSUs granted in 2013 is accelerated upon a change in control but only as to those PRSUs earned based on performance through the date of the change in control. For a description of the vesting of RSUs and PRSUs, see “Stock Incentives Awards” herein.

The term “Qualifying Termination” refers to death, disability, termination without “cause”, or resignation for “good reason.” For a description of circumstances constituting “cause” and “good reason” and related information, see the discussion of each officer’s employment agreement above.

	Triggering Event as of December 31, 2014
	Involuntary Without Cause or Voluntary for Good Reason ($)	Death ($)	Disability ($)	Change in Control Without Termination ($)	Involuntary Without Cause or Voluntary for Good Reason Upon a Change in Control ($)
C. Taylor Pickett:
Severance	5,232,750	—	—	—	5,232,750
Bonus	—	1,076,250	—	—	—
Accelerated Vesting of Equity Awards:
Transition RSUs(1)	—	—	—	—	2,348,068
2013-2015 Transition PRSUs(2)	1,119,642	1,119,642	1,119,642	2,239,284	2,239,284
2013-2016 Transition PRSUs(2)	932,662	932,662	932,662	2,797,985	2,797,985
2014-2016 PRSUs(2)	1,245,213	1,245,213	1,245,213	3,735,639	3,735,639
2014-2016 RSUs(3)	670,884	670,884	670,884	—	2,012,652
Total Value:	9,201,151	5,044,651	3,968,401	8,772,908	18,366,378
Daniel J. Booth:
Severance	1,765,000	—	—	—	1,765,000
Bonus	—	451,000	—	—	—
Accelerated Vesting of Equity Awards:
Transition RSUs(1)	—	—	—	—	1,289,076
2013-2015 Transition PRSUs(2)	596,742	596,742	596,742	1,193,484	1,193,484
2013-2016 Transition PRSUs(2)	499,499	499,499	499,499	1,498,497	1,498,497
2014-2016 PRSUs(2)	666,890	666,890	666,890	2,000,671	2,000,671
2014-2016 RSUs(3)	368,313	368,313	368,313	—	1,104,939
Total Value:	3,896,444	2,582,444	2,131,444	4,692,652	8,851,667
Robert O. Stephenson:
Severance	1,050,375	—	—	—	1,050,375
Bonus	—	307,500	—	—	—
Accelerated Vesting of Equity Awards:
Transition RSUs(1)	—	—	—	—	985,931
2013-2015 Transition PRSUs(2)	474,850	474,850	474,850	949,701	949,701
2013-2016 Transition PRSUs(2)	394,928	394,928	394,928	1,184,785	1,184,785
2014-2016 PRSUs(2)	527,274	527,274	527,274	1,581,821	1,581,821
2014-2016 RSUs(3)	281,695	281,695	281,695	—	845,084
Total Value:	2,729,122	1,986,247	1,678,747	3,716,307	6,597,697

	Triggering Event as of December 31, 2014
	Involuntary Without Cause or Voluntary for Good Reason ($)	Death ($)	Disability ($)	Change in Control Without Termination ($)	Involuntary Without Cause or Voluntary for Good Reason Upon a Change in Control ($)
R. Lee Crabill:
Severance	843,882	—	—	—	843,882
Bonus	—	236,775	—	—	—
Accelerated Vesting of Equity Awards:
Transition RSUs(1)	—	—	—	—	700,095
2013-2015 Transition PRSUs(2)	333,808	333,808	333,808	667,615	667,615
2013-2016 Transition PRSUs(2)	278,079	278,079	278,079	834,236	834,236
2014-2016 PRSUs(2)	371,263	371,263	371,263	1,113,788	1,113,788
2014-2016 RSUs(3)	200,025	200,025	200,025	—	600,076
Total Value:	2,027,057	1,419,950	1,183,175	2,615,639	4,759,692
Michael D. Ritz:
Severance	415,250	—	—	—	415,250
Bonus	—	162,975	—	—	—
Accelerated Vesting of Equity Awards:
Transition RSUs(1)	—	—	—	—	139,441
2013-2015 Transition PRSUs(2)	110,275	110,275	110,275	220,550	220,550
2013-2016 Transition PRSUs(2)	85,967	85,967	85,967	257,901	257,901
2014-2016 PRSUs(2)	114,772	114,772	114,772	344,317	344,317
2014-2016 RSUs(3)	39,838	39,838	39,838	—	119,515
Total Value:	766,102	513,827	350,852	822,768	1,496,974

(1)	In the event of a Qualifying Termination that occurs after or within 60 days before a change in control, the Transition RSUs would vest 100%. See“Stock Incentives from December 31, 2013 Forward — One-Time Transition Grants effective December 31, 2013 — “Restricted Stock Unit Awards.” Transition RSUs that actually vested at December 31, 2014 have not been included in the numbers shown in the table.

(2)
In the event of a Qualifying Termination that is not in connection with a change in control, PRSUs that are actually earned based on performance determined as of the end of the full performance period would vest pro rata based on days elapsed through the date of termination.  Although performance is not determinable until the end of the performance period in the case of a Qualifying Termination that is not in connection with a change in control, for purposes of this table we have assumed in such case that performance for the full period would be at high for the absolute TSR awards that have a performance period starting December 31, 2013 and ending December 31, 2015 and between target and high for the absolute TSR awards that have a performance period starting December 31, 2013 and January 1, 2014 and ending December 31, 2016 and between target and high for the relative TSR awards for the awards granted on December 31, 2013 and January 1, 2014.  In the event of a change in control, the performance period ends.  If the executive is employed on the date of the change in control or had a Qualifying Termination within 60 days before the date of the change in control, the Transition PRSUs granted as of December 31, 2013 and the annual PRSUs granted as of January 1, 2014 would vest based on actual performance through the date of the change in control as follows.  Assuming that the sale price per share of common stock in a hypothetical change in control on December 31, 2014 were equal to the closing price per share on December 31, 2014, the absolute TSR portion of the December 31, 2013 Transition PRSUs for the performance period ending December 31, 2015 would vest at the high level,  the absolute TSR portion of the December 31, 2013 Transition PRSUs for the performance period ending December 31, 2016 and the January 1, 2014 Annual PRSUs would vest at the level between target and high at the 10.75% level. For purposes of this table, we have assumed that the relative TSR portion of the December 31, 2013 Transition PRSUs for the performance periods ending December 31, 2015 and December 31, 2016 and the relative TSR portion of the January 1, 2014 Annual PRSUs would have vested between target and high at the 200 basis point level in the event of a Qualified Termination upon a change in control as of December 31, 2014. See “Stock Incentives from December 31, 2013 Forward — One-Time Transition Grants effective December 31, 2013 — Performance Restricted Stock Unit Awards” and  “Stock Incentives from December 31, 2013 Forward — Annual Grants for Rolling Three-Year Periods Commencing January 1, 2014 -- Performance Restricted Stock Unit Awards.” Transition PRSUs that actually vested at December 31, 2014 have not been included in the numbers shown in the table.

(3)
In the event  of a Qualifying Termination that occurs after, or within 60 days before, a change in control, the annual RSU award granted on January 1, 2014 would vest 100%.  In addition, if a Qualifying Termination occurred at December 31, 2014 and that was more than 60 days before a change in control, one-third of the annual RSU award granted on January 1, 2014 would vest.  See “Stock Incentives from 2013 Forward —  Annual Grants for Rolling Three-Year Periods commencing January 1, 2014  — Restricted Stock Unit Awards.”

Compensation of Directors

Our non-employee directors are entitled to receive (i) an annual cash retainer of $37,500 payable in quarterly installments of $9,375; (ii) a quarterly grant of shares of common stock equal to the number of shares determined by dividing the sum of $12,500 by the fair market value of the common stock on the date of each quarterly grant, currently set at February 15, May 15, August 15 and November 15; and (iii) an annual grant of 3,000 shares of restricted stock, with an additional 500 restricted shares granted to the Chairman of the Board annually. In addition, the Chairman of the Board receives an additional annual cash payment of $39,500, the Chairman of the Audit Committee receives an additional annual cash payment $17,500, the Chairman of the Compensation Committee receives an additional annual cash payment of $12,000 and all other committee chairmen receive additional annual cash payments of $10,000 per committee chaired. We also pay each non-employee director a fee of $1,500 per meeting for attendance at each regularly scheduled or special meeting of the Board of Directors or committee of the Board of Directors, whether in person or telephonic.

The annual grants of restricted stock described above vest in three annual installments over three years. The annual restricted stock grants to non-employee directors were made commencing in 2013 and in future years as of the date of the annual meeting and commenced vesting on the anniversary of the annual meeting date. Before 2013, the annual restricted stock grants were made in January of each year and vesting commenced on the following January 1. To make up for the delayed grant date and delayed vesting in transitioning to the new annual grant schedule in 2013, on January 29, 2013 the Compensation Committee made a one-time special grant of 1,250 shares of restricted stock to each non-employee director (1,458 shares in the case of the Chairman of the Board), representing 5/12 of the normal annual restricted stock to non-employee directors. The vesting of non-employee director restricted stock is subject to the director’s continuing service on each vesting date, other than in the case of the director’s death, disability, mandatory retirement in accordance with the Company’s mandatory retirement policy for directors, or change in control of the Company in which case the restricted stock fully vests.

In addition, we reimburse the directors for travel expenses incurred in connection with their duties as directors. Employee directors receive no compensation for service as directors.

The table below sets forth the compensation paid to our non-employee directors for 2014:

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Craig R. Callen	64,500	157,382	—	221,882
Thomas F. Franke	75,000	157,382	—	232,382
Barbara B. Hill	66,000	157,382	—	223,382
Harold J. Kloosterman	83,500	157,382	—	240,882
Bernard J. Korman	107,000	175,277	—	282,277
Edward Lowenthal	80,500	157,382	—	237,882
Stephen D. Plavin	86,500	157,382	—	243,882

(1)           Represents the fair value dollar amount on the grant date of the stock grants set forth below:

Name	Grant Date	Shares Awarded(1)		Grant Date Fair Value ($)
Craig R. Callen	2/14/2014 5/15/2014 6/12/2014 8/15/2014 11/17/2014	398 347 3,000 332 331	(2)(2)(2)(2)(2)	12,501 12,513 107,370 12,516 12,482
Thomas F. Franke	2/14/2014 5/15/2014 6/12/2014 8/15/2014 11/17/2014	398 347 3,000 332 331		12,501 12,513 107,370 12,516 12,482
Barbara B. Hill	2/14/2014 5/15/2014 6/12/2014 8/15/2014 11/17/2014	398 347 3,000 332 331		12,501 12,513 107,370 12,516 12,482
Harold J. Kloosterman	2/14/2014 5/15/2014 6/12/2014 8/15/2014 11/17/2014	398 347 3,000 332 331	(2)(2)(2)(2)(2)	12,501 12,513 107,370 12,516 12,482
Bernard J. Korman	2/14/2014 5/15/2014 6/12/2014 8/15/2014 11/17/2014	398 347 3,500 332 331	(2)	12,501 12,513 125,265 12,516 12,482
Edward Lowenthal	2/14/2014 5/15/2014 6/12/2014 8/15/2014 11/17/2014	398 347 3,000 332 331	(2)(2) (2)(2)	12,501 12,513 107,370 12,516 12,482
Stephen D. Plavin	2/14/2014 5/15/2014 6/12/2014 8/15/2014 11/17/2014	398 347 3,000 332 331		12,501 12,513 107,370 12,516 12,482

(1)
The total number of unvested shares of restricted stock held by each of our non-employee directors as of December 31, 2014 was: Messrs. Franke, Kloosterman, Lowenthal and Plavin: 6,833 each; Ms. Hill and Mr. Callen: 5,000 each; and Mr. Korman: 7,971.

(2)
All of the shares awarded to Mr. Callen and Mr. Kloosterman and partial shares awarded to Mr. Korman and Mr. Lowenthal in 2014 were deferred pursuant to the Deferred Stock Plan described under “Nonqualified Deferred Compensation.”

Compensation Committee Interlocks and Insider Participation

Thomas F. Franke, Harold J. Kloosterman, Bernard J. Korman, Edward Lowenthal and Stephen D. Plavin were members of the Compensation Committee for the year ended December 31, 2014, and during such period, there were no Compensation Committee interlocks or insider participation in compensation decisions.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 23, 2015 for:

●	each of our directors and the named executive officers appearing in the table under “Executive Compensation — Summary Compensation Table” included elsewhere in this Filing; and

●	all persons known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Beneficial ownership of our common stock, for purposes of this Filing, includes shares of our common stock as to which a person has voting and/or investment power, or the right to acquire such power within 60 days of April 23, 2015. Except for shares of restricted stock and unvested units as to which the holder does not have investment power until vesting or as otherwise indicated in the footnotes, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable.  The “Common Stock Beneficially Owned” columns do not include unvested restricted stock units (“RSUs”), unvested performance restricted stock units (“PRSUs”) and deferred stock units under our Deferred Compensation Plan (except to the extent such units vest or the applicable deferral period expires within 60 days of April 23, 2015) or common stock issuable in respect of OP Units. Accordingly, we have provided supplemental information regarding deferred stock units, unvested RSUs, and earned but not yet vested PRSUs under the caption “Common Stock Equivalents.” For information regarding unearned, unvested PRSUs for performance periods not yet completed, see “Outstanding Equity Awards at Fiscal Year End” below.

The business address of the directors and executive officers is 200 International Circle, Suite 3500, Hunt Valley, Maryland 21030. As of April 23, 2015, there were 182,683,520 shares of our common stock outstanding and no preferred stock outstanding.

				Other Common Stock Equivalents
	Common Stock Beneficially Owned				Deferred		Operating		Percent of Class including
Beneficial Owner	Number of Shares		Percent of Class	Unvested RSUs(1)	Stock Units(2)		Partnership Units (3)		Common Stock Equivalents(4)
Craig M. Bernfield	2,715,403	(5)	1.47%				2,797,835	(5)	2.79%
Norman R. Bobins	39,107	(6)	*						*
Daniel J. Booth	209,766		0.11%	87,748					0.15%
Craig R. Callen	3,000		*		9,554	(7)			*
R. Lee Crabill	90,296		*	47,386					*
Thomas F. Franke	112,425	(8)	*						*
Barbara B. Hill	8,880	(9)	*						*
Steven J. Insoft	1,280,160	(10)	0.70%	35,982			78,741	(10)	0.71%
Harold J. Kloosterman	22,069	(11)	*		36,814	(12)			*
Bernard J. Korman	610,057		0.33%		9,252	(13)			0.31%
Edward Lowenthal	42,247	(14)	*		3,566				*
Ben W. Perks	39,878	(15)	*						*
C. Taylor Pickett	247,163		0.14%	159,869	239,131				0.33%
Stephen D. Plavin	66,836	(16)	*						*
Michael D. Ritz	4,027		*	11,628	19,927				*
Robert O. Stephenson	165,713		*	70,222	79,489				0.16%
Directors and executive officers as a group (16 persons)	5,657,027		3.04%	412,835	397,733		2,876,576		4.72%
5% Beneficial Owners:(17)
The Vanguard Group, Inc.	18,215,197	(18)	9.97%
BlackRock, Inc.	10,728,762	(19)	5.87%
Vanguard Specialized Funds – Vanguard REIT Index Fund	9,445,045	(20)	5.17%

*	Less than 0.10%

41

(1)
Includes unvested RSUs, which in each case vest more than 60 days from April 23, 2015, subject to continued employment. Each unit represents the right to receive one share of common stock. See “Outstanding Equity Awards at Fiscal Year End.”

(2)
Deferred stock units representing the deferral of vested equity awards pursuant to the Company’s Deferred Stock Plan. Includes deferred stock units associated with RSUs and PRSUs vesting within 60 days which the holder has elected to defer. The deferred stock units will not be converted until the date or event specified in the applicable deferred stock agreement. See “Nonqualified Deferred Compensation.”

(3)
Messrs. Bernfield, Bobins, Insoft and Perks beneficially own limited partnership units (“Aviv OP Units”) in Aviv Healthcare Properties Limited Partnership ( “Aviv OP”). In connection with the Company’s acquisition of Aviv, the Company plans to cause Aviv OP to distribute all of OP Units of Omega OP held by Aviv OP (or equivalent value) to holders of Aviv OP Units. OP Units are redeemable at the election of the holder for cash equal to the then fair market value of one share of our common stock, subject to the Company’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, in each case subject to adjustment.  The amounts shown above reflect the number of OP Units to be distributed to the beneficial owner in the Aviv OP Distribution.

(4)
Percent of class reflects 182,683,520 outstanding shares of common stock outstanding as of April 23, 2015, plus a total of 15,154,199 common stock equivalents, consisting of 463,800 unvested restricted stock units, 405,926 deferred stock units, 5,119,172 options and approximately 9,165,301  shares issuable in respect of OP Units to be distributed to the holders of Aviv OP Units.

(5)
Common Stock Beneficially Owned includes exercisable stock options of 2,175,265 shares held by Mr. Bernfield and 154,766 exercisable stock options held by each of the Generation Trust f/b/o Jamie Lauren Bernfield c/u Bernfield Exempt Family Trust dated December 20, 2012 and the Generation Trust f/b/o Sari Jessica Bernfield c/u Bernfield Exempt Family Trust dated December 20, 2012, trusts for the benefit of Mr. Bernfield’s children of which Mr. Bernfield’s spouse serves as trustee.   Operating Partnership Units includes OP Units to be distributed in the Aviv OP Distribution in approximately  the following amounts: (i)  179,118 OP units in respect of Aviv OP Units held by CMB Aviv Acquisition, L.L.C., a limited liability company of which Mr. Bernfield is the sole member and manager and (ii) 2,797,835 OP units to be distributed in respect of Aviv OP Units held by Craig M. Bernfield C Unit, L.L.C., a limited liability company of which Mr. Bernfield is a member and the sole manager. A total of 16,066 of the OP Units to be beneficially owned by Mr. Bernfield upon the Aviv OP Distribution are to be distributed in respect of Aviv OP Units held by Mr. Bernfield subject to a phantom unit award grant to Mr. Insoft. Mr. Bernfield disclaims beneficial ownership of the securities held by Craig M. Bernfield C Unit, L.L.C. and such trusts except to the extent of his pecuniary interest therein.

(6)	Includes 26,012 options exercisable into shares of Omega common stock.

(7)	Includes deferred stock units with respect to 5,000 shares of restricted stock, subject to forfeiture until vested.

(8)
Includes (a) 47,182 shares owned by a family limited liability company (Franke Family LLC) of which Mr. Franke is a member and (b) 5,416 shares of restricted stock, subject to forfeiture until vested. Mr. Franke has pledged 100,557 shares to secure borrowings that may be from time to time outstanding under a lending facility.

(9)	Includes 5,000 shares of restricted stock, subject to forfeiture until vested.

(10)
Common Stock Beneficially Owned includes exercisable stock options for  1,150,110  shares.  Operating Partnership Units includes 78,742 OP Units to be distributed in the Aviv OP Distribution in respect of Aviv  OP units held by Steven J. Insoft Investments, L.L.C., which is 99% owned by Mr. Insoft and 1% owned by his wife, Susan M. Insoft. Such Aviv OP units are also pledged as collateral to secure a loan in favor of Mr. Insoft. Does not include 16,066 OP Units to be distributed in respect of Aviv OP Units subject to a phantom unit award grant to Mr. Insoft because Mr. Insoft does not have the right to acquire voting of dispositive power with respect to such securities within 60 days.

(11)	Includes shares owned jointly by Mr. Kloosterman and his wife.

(12)	Includes deferred stock units with respect to 5,416 shares of restricted stock, subject to forfeiture until vested.

(13)	Includes deferred stock units with respect to 6,319 shares of restricted stock, subject to forfeiture until vested.

(14)	Includes 5,416 shares of restricted stock, subject to forfeiture until vested.

(15)	Includes exercisable stock options for 26,012 options shares of common stock.

(16)	Includes 5,416 shares of restricted stock, subject to forfeiture until vested. The remainder of Mr. Plavin’s shares are owned jointly with Mr. Plavin’s wife.

(17)
Except as otherwise indicated below, information regarding 5% beneficial owners is based on information reported on Schedule 13G filings by the beneficial owners indicated with respect to the common stock of Omega. Does not reflect common stock of Omega which such beneficial owners may have received in respect of Aviv common stock that such beneficial owners may have held as of the effective time of the Aviv merger, since such beneficial owners have not reported their beneficial ownership following the effective time of the merger.

(18)
Based on a Schedule 13 G/A filed by The Vanguard Group, Inc. on February 11, 2015. The Vanguard Group, Inc. is located at 100 Vanguard Blvd. Malvern, PA 19355. Includes 103,000 shares of common stock over which The Vanguard Group Inc. has shared voting power and 190,487 shares of common stock over which The Vanguard Group, Inc. has shared dispositive power.

(19)	Based on a Schedule 13 G/A filed by BlackRock Inc. on January 23, 2015. BlackRock Inc. is located at 55 East 52nd Street New York, New York 10022.

(20)	Based on a Schedule 13 G/A filed by The Vanguard Group, Inc. on February 6, 2015. Vanguard Specialized Funds — Vanguard REIT Index Fund is located at 100 Vanguard Blvd. Malvern, PA 19355.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Policy on Related Party Transactions

We have a written policy regarding related party transactions under which we have determined that we will not engage in any purchase, sale or lease of property or other business transaction in which our officers or directors have a direct or indirect material interest without the approval by resolution of a majority of those directors who do not have an interest in such transaction. It is generally our policy to enter into or ratify related party transactions only when our Board of Directors, acting through our Audit Committee, determines that the related person transaction in question is in, or is not inconsistent with, our best interests and the interests of our stockholders.

As part of our acquisition of entities owning 143 skilled nursing facilities in June 2010, we acquired entities owning skilled nursing facilities with existing leases in place to Laurel Heath Care Management Company (“Laurel”). Thomas F. Franke, a member of our Board of Directors, is the Chairman Emeritus of Laurel and owns less than 0.5% of Laurel. Mr. Franke’s son is a member of the board of directors of Laurel, and his children and their spouses, together with trusts for their benefit, beneficially own approximately 20% of Laurel. Trusts for the benefit of Mr. Frank’s grandchildren beneficially own approximately an additional 13.5% of Laurel. Our lease with Laurel generated approximately $1 million of rental income in 2014. On December 17, 2014, Aviv acquired a portfolio of 28 facilities and one office building for $305 million that are leased to Laurel. Together, these leases to Laurel provide for a total of approximately $27 million of annual rental income to the Company.

Security Deposit Indemnification Agreements. Prior to 2002, certain of the entities that were combined in connection with the formation of Aviv’s predecessor partnership distributed security deposits paid by certain of their tenants to the owners of those entities in exchange for an agreement by those owners to repay the amounts distributed if and when the applicable tenant became entitled to a return of the security deposit or the deposit was otherwise applied under the applicable lease. These arrangements were kept in place in connection with the formation of Aviv’s predecessor partnership. As of December 31, 2014, entities controlled by Mr. Bernfield were obligated to potentially reimburse approximately $292,000.

Director Independence

Our Corporate Governance Guidelines and the NYSE listing standards require that at least a majority of our directors, and all of the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, be “independent.” The NYSE standards provide that, to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). The Board has affirmatively determined that each of our directors satisfies the bright-line independence criteria of the NYSE and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the Board. Therefore, we believe that all of these directors, who constitute a majority of the Board, are independent under the NYSE rules.

Item 14 - Principal Accounting Fees and Services

Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our Company’s annual financial statements for the fiscal years 2014 and 2013 and fees billed for other services rendered by Ernst & Young LLP during those periods, all of which were pre-approved by the Audit Committee.

	Year Ended December 31,
	2014 ($)	2013 ($)
Audit Fees	1,144,000	964,000
Audit-Related Fees	65,000	—
Tax Fees	262,000	—
All Other Fees	—	—
Total	1,471,000	964,000

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered to our Company for the audit of our Company’s annual financial statements for fiscal years 2014 and 2013, the audit of the effectiveness of our Company’s internal control over financial reporting related to Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal years 2014 and 2013, the reviews of the financial statements included in our Company’s Forms 10-Q for fiscal years 2014 and 2013, and services relating to securities and other filings with the SEC, including comfort letters and consents, were approximately $1,144,000 and $964,000, respectively.

Audit Related Fees

Ernst & Young LLP was engaged to perform services for our Company relating to due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, or consultation concerning financial accounting and reporting standards for fiscal years 2014 and 2013. These services cost $65,000 and $0 for the fiscal years ended 2014 and 2013.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for professional services to our Company relating to tax compliance, tax planning and tax advice for fiscal year 2014 were approximately $262,000. Ernst & Young LLP was not engaged to perform any tax services in fiscal year 2013.

All Other Fees

No other professional services were rendered or fees billed by Ernst & Young LLP in 2014 or 2013.

Determination of Auditor Independence

The Audit Committee considered the provision of non-audit services by our independent auditor and has determined that the provision of such services was consistent with maintaining the independence of Ernst & Young LLP.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee’s current practice is to pre-approve all audit services and all permitted non-audit services to be provided to our Company by our independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services: (1) do not aggregate to more than five percent of total revenues paid by us to our accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)(1) Listing of Consolidated Financial Statements

The following consolidated financial statements beginning on page F-1 are filed as part of the Original Filing:

(a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedules are filed as part of the Original Filing:

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

(a)(3) Listing of Exhibits — The Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX
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

4.1F
Ninth Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Tenth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.#

47

4.2
Indenture, dated as of February 9, 2010, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 7.50% Senior Notes due 2020, including the Form of 7.5% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 10, 2010).

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

4.2F
Thirteenth Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Fourteenth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.#

4.3
Indenture, dated as of October 4, 2010, by and among Omega Healthcare Investors, Inc., each of the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 5, 2010).

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

4.3F
Eleventh Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Twelfth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.#

4.4
Indenture, dated as of March 11, 2014, by and among Omega, the guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.95% Senior Notes due 2024, including the Form of 4.95% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2014).

4.4A
First Supplemental Indenture, dated as of June 27, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2014).

4.4B
Second Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Third Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee#

4.5
Indenture, dated as of September 11, 2014, by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2014).

4.5A
First Supplemental Indenture, dated as of November 25, 2014, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee and that certain Second Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee.#

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

12.1	Ratio of Earnings to Fixed Charges.#
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.#
21	Subsidiaries of the Registrant. #
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.#
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.#
31.3	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes- Oxley Act of 2002.#
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.#
101.INS	XBRL Instance Document.#
101.SCH	XBRL Taxonomy Extension Schema Document. #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. #

*	Exhibits that are filed herewith.
+	Management contract or compensatory plan, contract or arrangement.
#	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

By:	/s/ C. Taylor Pickett
C. Taylor Pickett
Chief Executive Officer

Date: April 30, 2015

