Form 10-Q
period 2015-03-31
OMEGA HEALTHCARE INVESTORS INC
filed 2015-05-08
CIK 888491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                                      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2015.

Common Stock, $.10 par value	182,683,520
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.
FORM 10-Q
March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$3,227,983	$3,223,785
Less accumulated depreciation	(847,240)	(821,712)
Real estate properties – net	2,380,743	2,402,073
Investment in direct financing leases	541,846	539,232
Mortgage notes receivable	649,793	648,079
	3,572,382	3,589,384
Other investments	48,268	48,952
	3,620,650	3,638,336
Assets held for sale – net	16,877	12,792
Total investments	3,637,527	3,651,128

Cash and cash equivalents	700,143	4,489
Restricted cash	27,880	29,076
Accounts receivable – net	176,877	168,176
Other assets	55,593	68,776
Total assets	$4,598,020	$3,921,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$85,000
Term loan	200,000	200,000
Secured borrowings	93,719	251,454
Unsecured borrowings – net	2,333,657	1,842,049
Accrued expenses and other liabilities	199,691	141,815
Total liabilities	2,827,067	2,520,318

Stockholders’ equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 138,752 shares as of March 31, 2015 and 127,606 as of December 31, 2014	13,875	12,761
Common stock – additional paid-in capital	2,580,248	2,136,234
Cumulative net earnings	1,191,050	1,147,998
Cumulative dividends paid	(2,014,220)	(1,895,666)
Total stockholders’ equity	1,770,953	1,401,327
Total liabilities and stockholders’ equity	$4,598,020	$3,921,645

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Rental income	$100,964	$95,918
Income from direct financing leases	14,346	14,084
Mortgage interest income	16,579	9,326
Other investment income – net	1,531	1,673
Total operating revenues	133,420	121,001

Expenses
Depreciation and amortization	30,610	31,444
General and administrative	6,014	6,497
Acquisition costs	4,868	95
Impairment loss on real estate properties	5,982	-
Provisions for uncollectible mortgages, notes and accounts receivable	(2)	(16)
Total operating expenses	47,472	38,020

Income before other income and expense	85,948	82,981
Other income (expense)
Interest income	193	8
Interest expense	(32,359)	(27,081)
Interest – amortization of deferred financing costs	(1,353)	(922)
Interest – refinancing costs	(9,377)	(2,040)
Total other expense	(42,896)	(30,035)

Income before gain on assets sold	43,052	52,946
Gain on assets sold – net	-	2,883
Net income available to common stockholders	$43,052	$55,829

Income per common share available to common shareholders:
Basic:
Net income	$0.32	$0.45
Diluted:
Net income	$0.32	$0.45

Dividends declared per common share	$0.89	$0.49

Weighted-average shares outstanding, basic	134,346	124,459
Weighted-average shares outstanding, diluted	134,806	124,822

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends	Total

Balance at December 31, 2014 (127,606 common shares)	$12,761	$2,136,234	$1,147,998	$(1,895,666)	$1,401,327
Amortization of restricted stock	—	1,551	—	—	1,551
Vesting of restricted stock to company executives, net of tax withholdings (85 shares)	8	(1,914)	—	—	(1,906)
Dividend reinvestment plan (135 shares at $40.13 per share)	13	5,401	—	—	5,414
Grant of stock as payment of directors fees (1 share at an average of $40.61 per share)	—	50	—	—	50
Issuance of common stock (10,925 shares at an average of $40.32 per share)	1,093	438,926	—	—	440,019
Net income	—	—	43,052	—	43,052
Common dividends declared ($0.89 per share)	—	—	—	(118,554)	(118,554)
Balance at March 31, 2015 (138,752 common shares)	$13,875	$2,580,248	$1,191,050	$(2,014,220)	$1,770,953

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Three months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$43,052	$55,829
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,610	31,444
Provision for impairment on real estate properties	5,982	—
Provision for uncollectible mortgages, notes and accounts receivable	(2)	—
Amortization of deferred financing and debt extinguishment costs	10,730	2,962
Accretion of direct financing leases	(2,614)	(2,350)
Stock-based compensation	1,610	2,263
Gain on assets sold – net	—	(2,883)
Amortization of acquired in-place leases - net	(1,192)	(1,287)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(196)	(431)
Straight-line rent receivables	(5,275)	(5,324)
Lease inducements	(2,110)	715
Effective yield receivable on mortgage notes	(1,120)	(319)
Other operating assets and liabilities	23,819	(2,563)
Net cash provided by operating activities	103,294	78,056
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(6,300)	(4,700)
Investment in construction in progress	(5,851)	—
Placement of mortgage loans	(2,002)	(113,114)
Proceeds from sale of real estate investments	255	3,631
Capital improvements to real estate investments	(5,604)	(3,334)
Proceeds from other investments	2,155	1,067
Investments in other investments	(1,468)	(4,065)
Collection of mortgage principal	288	132
Net cash used in investing activities	(18,527)	(120,383)
Cash flows from financing activities
Proceeds from credit facility borrowings	6,000	120,000
Payments on credit facility borrowings	(91,000)	(446,000)
Receipts of other long-term borrowings	689,822	594,320
Payments of other long-term borrowings	(347,883)	(201,238)
Payments of financing related costs	(21,318)	(4,155)
Receipts from dividend reinvestment plan	5,414	31,540
Payments for exercised options and restricted stock – net	(1,906)	(530)
Net proceeds from issuance of common stock	440,019	27,818
Dividends paid	(68,261)	(61,670)
Net cash provided by financing activities	610,887	60,085

Increase in cash and cash equivalents	695,654	17,758
Cash and cash equivalents at beginning of period	4,489	2,616
Cash and cash equivalents at end of period	$700,143	$20,374
Interest paid during the period, net of amounts capitalized	$25,829	$26,243

Non-cash financing activities:
Accrued dividends	$50,221	$—

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2015

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

On April 1, 2015, Aviv REIT Inc., a Maryland corporation (“Aviv”), merged (the “Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP” or the “ Operating Partnership”), and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of UPREIT conversion, substantially all of the Company’s assets are held by an Operating Partnership which is a subsidiary of the Company. See Note 15 – Subsequent Events for more details.

Recent Accounting Pronouncements

Amendments to the Consolidation Analysis

In February 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance that makes targeted amendments to the current consolidation accounting guidance. The update is in response to accounting complexity concerns, particularly from the asset management industry. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation, provides a scope exception to registered money market funds and similar unregistered money market funds and ends the indefinite deferral granted to investment companies from applying the variable interest entity guidance.

The updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Revenue Recognition

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The effective date is for periods beginning after December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

Accounts Receivable

Accounts receivable includes: contractual receivables, effective yield interest receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts. Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements. Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement. Straight-line receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement. Lease inducements result from value provided by us to the lessee, at the inception or renewal of the lease, are amortized as a reduction of rental revenue over the non-cancellable lease term.

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

A summary of our net receivables by type is as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)

Contractual receivables	$4,969	$4,799
Effective yield interest receivables	7,352	6,232
Straight-line receivables	148,927	143,652
Lease inducements	15,681	13,571
Allowance	(52)	(78)
Accounts receivable – net	$176,877	$168,176

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

Leased Property

Our leased real estate properties, represented by 421 SNFs, 22 assisted living facilities (“ALFs”) and 11 specialty facilities at March 31, 2015, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

$6.8 Million New Investment in Q1 2015

On January 28, 2015, we purchased one SNF from an unrelated third party for approximately $6.3 million in cash and leased it to an existing operator. The purchase and sale agreement includes a provision that requires us to make an additional payment of $0.5 million to the seller if certain financial metrics of the facility are achieved. As a result, we recorded the potential $0.5 million payment as part of the purchase price. The 93 bed SNF, located in Texas, was added to the operator’s existing master lease with an initial annual cash yield of 9.5%.

Pro Forma Acquisition Results

The facilities acquired in 2015 and 2014 are included in our results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the impact of first quarter 2015 and 2014 transactions as if they occurred on January 1, 2014. For a list of the 2014 transactions, refer to Note 3 – Properties in our 2014 Form 10-K. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made. The following pro forma information does not reflect acquisition of Aviv and is not indicative of future operations.

	Pro Forma
	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share amounts, unaudited)

Revenues	$133,478	$123,827
Net income available to common stockholders	$43,085	$56,923

Earnings per share – diluted:
Net income available to common stockholders – as reported	$0.32	$0.45
Net income available to common stockholders – pro forma	$0.32	$0.46

Asset Sales, Impairments and Other

During the three-month period ended March 31, 2015, we initiated plans to construct a new single facility with an existing operator that would consolidate and replace three existing facilities. As a result, we recorded a total of $6.0 million in impairment charges related to three Florida SNFs to reduce their net book values to their estimated sales price.

During the three-month period ended March 31, 2015, we reclassified one SNF in Alabama with a carrying value of approximately $4.1 million to assets held for sale.

Mortgage Notes Receivables

Our mortgage notes receivables relate to 14 fixed-rate mortgages on 53 SNFs and two ALFs. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in five states, which are operated by five independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans. As of March 31, 2015, none of our mortgages were in default or in foreclosure proceedings. Where appropriate, the mortgaged properties are generally cross-collateralized with the master lease agreement with the same operator.

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

NOTE 3 – ASSETS HELD FOR SALE

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2014 (1)	4	$12,792
Properties sold	—	—
Properties added	1	4,085
March 31, 2015 (2)	5	$16,877

(1) Includes one parcel of land and three facilities. (2) Included one parcel of land and four facilities.

As mentioned above in Note 2 – Properties and Investments, in the first quarter of 2015, we reclassified one SNF in Alabama with a carrying value of approximately $4.1 million to assets held for sale.

NOTE 4 – DIRECT FINANCING LEASES

The components of investment in direct financing leases consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Minimum lease payments receivable	$4,232,317	$4,244,067
Estimated residual values	—	—
Less unearned income	(3,690,471)	(3,704,835)
Investment in direct financing leases	$541,846	$539,232

Properties subject to direct financing leases	56	56

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

The lease agreements allow the tenant the right to purchase the facilities for a bargain purchase price plus closing costs at the end of the lease term. In addition, commencing in the 41st year of each lease, the tenant will have the right to prepay the remainder of its obligations thereunder for an amount equal to the sum of the unamortized portion of the original aggregate $529 million investment plus the net present value of the remaining payments under the lease and closing costs. In the event the tenant exercises either of these options, we have the right to purchase the properties for fair market value at the time.

The 56 facilities represent 5,623 licensed beds located in 12 states, predominantly in the southeastern United States. The 56 facilities are separated by region and divided amongst four cross-defaulted master leases. The four regions include the Southeast (39 facilities), the Northwest (7 facilities), Texas (9 facilities) and Indiana (1 facility). As of March 31, 2015, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$47,000	$47,128	$47,778	$48,972	$50,197

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)

Other investment notes due 2015	$91	$141
Other investment notes due 2021 - 2023	17,413	16,182
$31.5 million other investment note due 2017	23,500	23,500
$2.5 million other investment note due 2014	—	1,640
$6.0 million other investment note due 2015	5,439	5,439
$1.3 million other investment note due 2017	1,300	1,300
$0.9 million other investment note due 2015	525	750
Notes receivable, gross(1)	48,268	48,952
Allowance for loss on notes receivable	—	—
Total other investments	$48,268	$48,952
(1)	The majority of these notes bear interest at approximately 10% annually.

$2.5 Million Other Investment note due 2014 Payoff

In May 2013, we entered into a $2.5 million working capital note at 6% interest rate with an existing operator. The loan was paid off in March 2015.

NOTE 6 – CONCENTRATION OF RISK

As of March 31, 2015, our portfolio of real estate investments consisted of 569 healthcare facilities, located in 38 states and operated by 50 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $4.4 billion at March 31, 2015, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 474 SNFs, 23 ALFs, 11 specialty facilities, fixed rate mortgages on 53 SNFs and two ALFs, and six SNFs that are closed/held-for-sale. At March 31, 2015, we also held miscellaneous investments of approximately $48.3 million, consisting primarily of secured loans to third-party operators of our facilities.

At March 31, 2015, we had investments with one operator and/or manager that exceeded 10% of our total investments: New Ark (13%). The three states in which we had our highest concentration of investments were Florida (14%), Michigan (10%) and Ohio (9%) at March 31, 2015.

For the three-month period ended March 31, 2015, our revenues from operations totaled $133.4 million, of which approximately $15.3 million were from New Ark (11%) and $13.8 million were from Genesis HealthCare (“Genesis”) (10%). No other operator generated more than 10% of our revenues from operations for the three-month period ended March 31, 2015.

NOTE 7 – DIVIDENDS AND STOCKHOLDERS’ EQUITY

On April 15, 2015, our Board of Directors declared a prorated dividend of $0.18 per share of Omega’s common stock in view of the completed acquisition of Aviv, pursuant to the Merger. The per share dividend amount payable by Omega represents dividends for April 2015, at a quarterly dividend rate of $0.54 per share of common stock, representing an increase of $0.01 per share over the quarterly dividend rate for the immediately preceding quarterly period. The $0.18 dividend will be payable in cash on May 15, 2015 to stockholders of record as of the close of business on April 30, 2015.

On March 5, 2015, the Board of Directors declared a prorated dividend of $0.36 per share of Omega’s common stock in view of the pending acquisition of Aviv, pursuant to the Merger. The per share dividend amount represented dividends for February and March 2015, at a quarterly dividend rate of $0.54 per share of common stock, representing an increase of $0.01 per share over the quarterly dividend rate for the immediately preceding quarterly period. The dividend was paid in cash on April 7, 2015 to stockholders of record as of the close of business on March 31, 2015.

On January 14, 2015, the Board of Directors declared a common stock dividend of $0.53 per share, increasing the quarterly common dividend by $0.01 per share over the prior quarter, which was paid February 16, 2015 to common stockholders of record on February 2, 2015.

Increase of Authorized Omega Common Stock

On March 27, 2015, Omega amended its charter to increase the number of authorized shares of Omega capital stock from 220 million to 370 million and the number of authorized shares of Omega common stock from 200 million to 350 million.

10.925 Million Common Stock Offering

On February 9, 2015, we completed an underwritten public offering of 10.925 million shares of our common stock at $42.00 per share before underwriting and other offering expenses. The Company’s total net proceeds from the offering were approximately $440 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2015, approximately 0.1 million shares of our common stock at an average price of $40.13 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $5.4 million.

NOTE 8 – TAXES

So long as we qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”), we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). Currently, we have one TRS that is taxable as a corporation and pays federal, state and local income tax on its net income at the applicable corporate rates. As of March 31, 2015, the TRS had a net operating loss carry-forward of approximately $1.0 million. The loss carry-forward is fully reserved with a valuation allowance as of March 31, 2015.

NOTE 9 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- month periods ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Stock-based compensation expense	$1,610	$2,263

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

On December 31, 2013, we granted 213,741 RSUs to employees. The RSUs vest ratably over the three year period ending December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. In December 2014, 71,247 shares of restricted stock vested and were distributed to employees.

On January 1, 2014, we granted 122,137 RSUs to employees. The RSUs vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

On March 31, 2015, we granted 123,693 RSUs to employees. The RSUs vest on December 31, 2017, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

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

2011 PRSU Grant (for Performance Periods 2011 through 2013)

In January 2011, we awarded PRSUs to employees, including: (i) 279,552 multi-year absolute TSR PRSUs and (ii) 93,183 multi-year relative TSR PRSUs. On January 1, 2013, we awarded to employees 124,244 annual TSR PRSUs for the year ended December 31, 2013 (“2013 Annual TSR PRSUs”).

2013 Annual TSR PRSUs

The TSR goal for the 2013 Annual TSR PRSUs was achieved at the high level and 124,244 shares vested and were distributed to the employees in January 2014.

Multi-year TSR PRSUs (for the 2011- 2013 Performance Period)

The number of shares earned under the multi-year TSR PRSUs depended generally on the level of achievement of TSR for the three years ended December 31, 2013. In January 2014, our Board of Directors reviewed the performance and determined the performance targets were met at the high level. The multi-year TSR PRSUs vested 25% on the last day of each calendar quarter in 2014, and were distributed in 2014.

Multi-year Relative TSR PRSUs (for the 2011- 2013 Performance Period)

The number of shares earned under the multi-year relative TSR PRSUs depended generally on the level of achievement of TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index for the three-years ended December 31, 2013. In January 2014, our Board of Directors reviewed the performance and determined the performance targets were met at the high level. The multi-year relative TSR PRSUs vested 25% on the last day of each calendar quarter in 2014 and were distributed in 2014.

December 31, 2013 PRSU Grant (for 2013- 2016 Performance Periods)

In December 2013, we awarded six types of PRSUs to employees: (i) 77,371 PRSUs that vest based on TSR for the one year period starting December 31, 2013 and ending December 31, 2014 (“2014 Transition TSR PRSUs”), (ii) 77,369 PRSUs that vest based on the TSR for the two year period starting December 31, 2013 and ending December 31, 2015 (“2015 Transition TSR PRSUs”), (iii) 115,785 PRSUs that vest based on TSR for the three year period starting December 31, 2013 and ending December 31, 2016 (“2016 Transition TSR PRSUs”), (iv) 77,371 PRSUs that vest based on relative TSR for the one year period starting December 31, 2013 and ending December 31, 2014 (“2014 Transition Relative TSR PRSUs”), (v) 77,368 Transition PRSUs that vest based on relative TSR for the two year period starting December 31, 2013 and ending December 31, 2015 (“2015 Transition Relative TSR PRSUs”), and (vi) 115,781 PRSUs that vest based on relative TSR for the three year period starting December 31, 2013 and ending December 31, 2016 (“2016 Transition Relative TSR PRSUs”).

2014 Transition TSR PRSUs

The number of shares earned under the 2014 Transition TSR PRSUs depended generally on the level of achievement of Omega’s TSR for the period beginning December 31, 2013 and ending December 31, 2014. The 2014 Transition TSR PRSUs vested on December 31, 2014. In January 2015, our Board of Directors reviewed the performance and determined the performance targets were met at the “high” level and the shares were distributed in January 2015.

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

2014 Transition Relative TSR PRSUs

The number of shares earned under the 2014 Transition Relative TSR PRSUs depended generally on the level of achievement of TSR relative to the MSCI U.S. REIT Index for the period beginning December 31, 2013 and ended December 31, 2014. The 2014 Transition Relative TSR PRSUs vested on December 31, 2014. In January 2015, our Board of Directors reviewed the performance and determined that 61,769 shares were earned. The shares were distributed in January 2015.

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

January 2014 PRSU Grant (for 2014- 2016 Performance Periods)

In January 2014, we awarded two types of PRSUs to employees: (i) 154,584 PRSUs that vest based on TSR for the three year period starting January 1, 2014 and ending December 31, 2016 (“2016 TSR PRSUs”), and (ii) 154,584 PRSUs that vest based on relative TSR for the three year period starting January 1, 2014 and ending December 31, 2016 (“2016 Relative TSR PRSUs”).

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

March 2015 PRSU and LTIP Grant (for 2015- 2017 Performance Periods)

In March 2015, we awarded two types of awards to employees: (i) 154,716 profit interest partnership units that vest based on TSR of Omega for the three year period starting January 1, 2015 and ending December 31, 2017 (“2017 TSR LTIP Units”), and (ii) 154,716 PRSUs that vest based on relative TSR for the three year period starting January 1, 2015 and ending December 31, 2017 (“2017 Relative TSR PRSUs”).

2017 TSR LTIPs Units

The number of shares earned under the 2017 TSR LTIP Units depends generally on the level of achievement of Omega’s TSR for the period beginning January 1, 2015 and ending December 31, 2017. The 2017 TSR LTIPs vest quarterly in 2018 in equal increments, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2017 Relative TSR PRSUs

The number of shares earned under the 2017 Relative TSR PRSUs depends generally on the level of achievement of Omega’s TSR relative to MSCI U.S. REIT Index for the period beginning January 1, 2015 and ending December 31, 2017. The 2017 Relative TSR PRSUs vest quarterly in 2018 in equal increments, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The following table summarizes our total unrecognized compensation cost as of March 31, 2015 associated with outstanding restricted stock, restricted stock units and PRSU awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock units	2013	142,494	$29.80	$4.3	36	$3.7
2015 Transition TSR PRSUs	2013	77,369	7.48	0.6	24	0.2
2016 Transition TSR PRSUs	2013	115,785	8.67	1.0	36	0.6
2015 Transition Relative TSR PRSUs	2013	77,368	13.06	1.0	24	0.4
2016 Transition Relative TSR PRSUs	2013	115,781	14.25	1.7	36	1.0
Restricted stock units	2014	122,137	29.80	3.6	36	2.1
2016 TSR PRSUs	2014	154,584	8.67	1.3	48	0.9
2016 Relative TSR PRSUs	2014	154,584	14.25	2.2	48	1.5
2017 Restricted stock units	2015	123,693	40.57	5.0	33	5.0
2017 LTIPs Units	2015	154,716	14.66	2.3	45	2.3
2017 Relative TSR PRSUs	2015	154,716	22.50	3.5	45	3.5
Total		1,393,227	$18.98	$26.5		$21.2

We used a Monte Carlo model to estimate the fair value for PRSUs and the LTIP Units granted to the employees.

Director Restricted Stock Grants

As of March 31, 2015, we had 37,983 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of March 31, 2015, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.5 million.

NOTE 10 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

	Maturity	Rate as of March 31, 2015	March 31, 2015	December 31, 2014
			(in thousands)
Secured borrowings:
HUD mortgages assumed June 2010 (1)	2040 - 2045	—	$—	$126,319
HUD mortgages assumed October 2011 (1)	2036	4.91%	26,457	26,658
HUD mortgages assumed December 2011(1)	2044	3.06%	57,116	57,416
HUD mortgages assumed December 2012(1)	2041	4.35%	10,146	41,061
Total secured borrowings			93,719	251,454

Unsecured borrowings:
Revolving line of credit	2018	—	—	85,000
Term loan	2019	1.68%	200,000	200,000
			200,000	285,000

2020 notes	2020	—	—	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2027 notes	2027	4.50%	700,000	—
Subordinated debt	2021	9.00%	20,712	20,747
			2,345,712	1,845,747
Discount - net			(12,055)	(3,698)
Total unsecured borrowings			2,533,657	2,127,049
Total – net			$2,627,376	$2,378,503

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at March 31, 2015; however, excludes a 0.5% third-party administration fee.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2015 and December 31, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Facilities

On June 27, 2014, we entered into a $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” and, collectively, the “2014 Credit Facilities”).

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility is used for acquisitions and general corporate purposes. At March 31, 2015, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At March 31, 2015, we had $200 million in borrowings outstanding under the Term Loan Facility. The Term Loan Facility matures on June 27, 2019.

In January 2015, we entered into an engagement letter with respect to various proposed amendments to our existing 2014 Credit Facilities. The amendments to our senior unsecured credit facility were completed on April 1, 2015. See Note 15 – Subsequent Events for more details.

HUD Mortgage Loans Payoff

On March 31, 2015, we paid approximately $154.3 million to retire 21 mortgage loans guaranteed by U.S. Department of Housing and Urban Development (“HUD”), totaling approximately 146.9 million. 18 loans had an all-in blended interest rate of 5.35% per annum with maturities between January 2040 and January 2045 and three loans had an all-in blended interest rate of 5.23% per annum with maturities between February 2040 and February 2045. The payoff resulted in a $2.3 million gain on the extinguishment of the debt due to the write-off of the $9.7 million unamortized debt premium recorded at the time of acquisition offset by a prepayment fee of approximately $7.4 million.

Issuance of $700 Million of Senior Notes

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.50% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. The Company’s total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $683 million. The net proceeds of the offering have or will be used for general corporate purposes, including the repayment of Aviv indebtedness on April 1, 2015 in connection with Omega’s acquisition of Aviv by merger, and repayment of future maturities on Omega’s outstanding debt.

The 2027 Notes mature on April 1, 2027. The 2027 Notes bear an interest rate of 4.50% per annum, and are fully and unconditionally guaranteed, jointly and severally, by our existing and future subsidiaries that guarantee indebtedness for money borrowed by Omega in a principal amount at least equal to $50 million (including as of the date hereof our existing senior notes and the facilities under our credit agreement). The 2027 Notes are Omega’s unsecured senior obligations and rank equally in right of payment with all of Omega’s existing and future senior debt and is senior in right of payment to all of Omega’s existing and future subordinated debt. Omega may redeem some or all of the 2027 Notes prior to January 1, 2027 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium calculated by reference to U.S. treasuries with a maturity comparable to the remaining term of the 2027 Notes, and accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The 2027 Notes will be redeemable at any time on or after January 1, 2027 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

$200 Million 7.5% Senior Notes due 2020 Redemption

On March 13, 2015, Omega redeemed all of its outstanding 7.5% Senior Notes due 2020 (the “2020 Notes”) at a redemption price of approximately $208.7 million, consisting of 103.750% of the principal amount, plus accrued and unpaid interest on such notes to, but not including, the date of redemption.

In connection with the redemption, during the first quarter of 2015, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fees for early redemption and $4.2 million of write-offs associated with unamortized deferred financing and discount costs. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering. See Note 7 Dividends and Stockholders’ Equity for additional details.

NOTE 11 – FINANCIAL INSTRUMENTS

At March 31, 2015 and December 31, 2014, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$700,143	$700,143	$4,489	$4,489
Restricted cash	27,880	27,880	29,076	29,076
Investment in direct financing leases	541,846	541,846	539,232	539,232
Mortgage notes receivable – net	649,793	646,088	648,079	642,626
Other investments – net	48,268	53,315	48,952	49,513
Totals	$1,967,930	$1,969,272	$1,269,828	$1,264,936
Liabilities:
Revolving line of credit	$—	$—	$85,000	$85,000
Term loan	200,000	200,000	200,000	200,000
7.50% notes due 2020 – net	—	—	198,235	264,269
6.75% notes due 2022 – net	580,237	752,996	580,410	677,851
5.875% notes due 2024 – net	400,000	461,054	400,000	449,242
4.95% notes due 2024 – net	394,909	418,462	394,768	410,358
4.50% notes due 2025 – net	247,942	255,852	247,889	244,053
4.50% notes due 2027 – net	689,857	687,048	—	—
HUD debt	93,719	96,224	251,454	266,434
Subordinated debt	20,712	28,620	20,747	26,434
Totals	$2,627,376	$2,900,256	$2,378,503	$2,623,641

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2014). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

●
Cash and cash equivalents and restricted cash: The carrying amount of cash and cash equivalents and restricted cash reported in the consolidated balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

●
Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

19

●
Direct financing leases: The fair value of the direct financing receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3).

●
Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

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

NOTE 12 – LITIGATION

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

As previously reported, four putative class actions were filed by purported stockholders of Aviv against Aviv, its directors, the Company and Merger Sub challenging the Merger. The lawsuits sought injunctive relief preventing the parties from consummating the Merger, rescission of the transactions contemplated by the Merger Agreement, imposition of a constructive trust in favor of the class upon any benefits improperly received by the defendants, compensatory damages, and litigation costs including attorneys’ fees. The four cases were transferred to the Business and Technology Case Management Program of the Circuit Court, Baltimore City, Maryland. The plaintiffs in each case amended their complaints to add allegations that the disclosures in the Form S-4 filed with the Securities and Exchange Commission on January 5, 2015 in connection with the Merger, were inadequate to allow Aviv shareholders to make an informed decision whether to approve the Merger. On January 28, 2015, the court entered a stipulated consolidation order consolidating the four lawsuits into a single proceeding styled In re Aviv REIT Inc. Stockholder Litigation, Case No. 24-C-14-006352. On February 6, 2015, (1) Aviv, the Aviv Partnership and the Aviv directors filed a motion to dismiss the consolidated complaint and (2) the Company, Merger Sub and the Omega Operating Partnership separately moved to dismiss the consolidated complaint as to them. The plaintiffs have moved to expedite the discovery period. On March 20, 2015, the court granted the defendants’ motions to dismiss the consolidated complaint.

In addition to these lawsuits, Omega is aware of a derivative demand letter that was delivered to the Aviv board of directors by Gary Danley (“Danley”), who subsequently filed one of the aforementioned lawsuits. The allegations in the demand letter are substantially similar to the allegations in Danley’s complaint.

Omega believes that these actions have no merit and intends to defend vigorously against any further attempts to prosecute these claims. The time period for taking an appeal of the grant of the motions to dismiss has now expired and, as a result, we believe these matters are now concluded.

NOTE 13 – EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income	$43,052	$55,829
Numerator for net income available to common stockholders’ per share - basic and diluted	$43,052	$55,829

Denominator:
Denominator for basic earnings per share	134,346	124,459
Effect of dilutive securities:
Common stock equivalents	460	363
Denominator for diluted earnings per share	134,806	124,822

Earnings per share – basic:
Net income – basic	$0.32	$0.45
Earnings per share – diluted:
Net income – diluted	$0.32	$0.45

NOTE 14 – CONSOLIDATING FINANCIAL STATEMENTS

As of March 31, 2015, we had outstanding: (i) $575 million 6.75% Senior Notes due 2022, (ii) $400 million 5.875% Senior Notes due 2024, (iii) $400 million 4.95% Senior Notes due 2024, (iv) $250 million 4.5% Senior Notes due 2025 and (v) $700 million 4.5% Senior Notes due 2027, which we collectively refer to as the Senior Notes. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee the 2014 Credit Facilities. Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the Senior Notes will not provide guarantees of the Senior Notes or the 2014 Credit Facilities.

For the three months ended March 31, 2015 and 2014, we had 47 and 52 “unrestricted subsidiaries” respectively. During the third quarter of 2014, four subsidiaries were re-designated as “restricted subsidiaries and Subsidiary Guarantors” due to the retirement of the HUD related debt on four facilities in September 2014. In October 2014, we retired HUD debt on one facility and one subsidiary was re-designated as a restricted subsidiary.

On March 31, 2015, the Company paid off HUD debt related to 21 facilities and 32 subsidiaries will be re-designated as “restricted subsidiaries and Subsidiary Guarantors”.

For the three months ended March 31, 2015 and 2014, the operating cash flow of the non-guarantor subsidiaries approximated net income of the non-guarantor subsidiaries, adjusted for depreciation and amortization expense and rent recorded on a straight-line basis. On September 30, 2014, we retired four HUD mortgages, $34.3 million related to the outstanding principal of the four HUD mortgages, $3.3 million related to the noncash write off of unamortized premium recorded at the time of acquisition offset by a prepayment fee of approximately $1.7 million. On October 31, 2014, we retired one HUD mortgage, $3.4 million related to the outstanding principal of the mortgage, $0.2 million related to noncash of unamortized premium offset by a prepayment fee of approximately $0.2 million.

On March 31, 2015, we retired 21 HUD mortgages, $146.9 million related to the outstanding principal of the 21 HUD mortgages, $9.7 million related to the noncash write off of unamortized premium recorded at the time of acquisition offset by a prepayment fee of approximately $7.4 million.

For the three months ended March 31, 2015, and 2014, the non-guarantor subsidiaries did not engage in investing or financing activities other than the principal payment of $1.0 and $1.1 million, respectively for the HUD mortgages on the facilities owned by the non-guarantor subsidiaries. As of March 31, 2015, all of the Subsidiary Guarantors of our outstanding Senior Notes and 2014 Credit Facilities, and all of our non-guarantor subsidiaries, are 100% owned by Omega. See Note 15 – Subsequent Events.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes. The results and financial position of acquired entities are included from the dates of their respective acquisitions.

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING BALANCE SHEETS
Unaudited
(in thousands, except per share amounts)

	March 31, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$2,837,697	$390,286	$-	$3,227,983
Less accumulated depreciation	(776,167)	(71,073)	-	(847,240)
Real estate properties – net	2,061,530	319,213	-	2,380,743
Investment in direct financing leases	541,846	-	-	541,846
Mortgage notes receivable – net	649,793	-	-	649,793
	3,253,169	319,213	-	3,572,382
Other investments – net	48,268	-	-	48,268
	3,301,437	319,213	-	3,620,650
Assets held for sale – net	16,877	-	-	16,877
Total investments	3,318,314	319,213	-	3,637,527

Cash and cash equivalents	700,143	-	-	700,143
Restricted cash	7,052	20,828	-	27,880
Accounts receivable – net	168,464	8,413	-	176,877
Investment in affiliates	224,843	-	(224,843)	-
Other assets	45,506	10,087	-	55,593
Total assets	$4,464,322	$358,541	$(224,843)	$4,598,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Term loan	$200,000	$-	$-	$200,000
Secured borrowings	-	93,719	-	93,719
Unsecured borrowings – net	2,312,945	20,712	-	2,333,657
Accrued expenses and other liabilities	180,424	19,267	-	199,691
Intercompany payable	-	184,916	(184,916)	-
Total liabilities	2,693,369	318,614	(184,916)	2,827,067

Stockholders’ equity:
Common stock	13,875	-	-	13,875
Common stock – additional paid-in capital	2,580,248	-	-	2,580,248
Cumulative net earnings	1,191,050	39,927	(39,927)	1,191,050
Cumulative dividends paid	(2,014,220)	-	-	(2,014,220)
Total stockholders’ equity	1,770,953	39,927	(39,927)	1,770,953
Total liabilities and stockholders’ equity	$4,464,322	$358,541	$(224,843)	$4,598,020

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

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$89,610	$11,354	$-	$100,964
Income from direct financing leases	14,346	-	-	14,346
Mortgage interest income	16,579	-	-	16,579
Other investment income – net	1,531	-	-	1,531
Total operating revenues	122,066	11,354	-	133,420

Expenses
Depreciation and amortization	26,732	3,878	-	30,610
General and administrative	5,977	37	-	6,014
Acquisition costs	4,868	-	-	4,868
Provision for impairment on real estate properties	5,982	-	-	5,982
Provision for uncollectible mortgages, notes and accounts receivable	(2)	-	-	(2)
Total operating expenses	43,557	3,915	-	47,472

Income before other income and expense	78,509	7,439	-	85,948
Other income (expense):
Interest income	186	7	-	193
Interest expense	(29,235)	(3,124)	-	(32,359)
Interest – amortization of deferred financing costs	(1,348)	(5)	-	(1,353)
Interest – refinancing costs	(11,674)	2,297	-	(9,377)
Equity in earnings	6,614	-	(6,614)	-
Total other expense	(35,457)	(825)	(6,614)	(42,896)

Income before gain (loss) on assets sold	43,052	6,614	(6,614)	43,052
Gain (loss) on assets sold – net	-	-	-	-
Net income available to common stockholders	$43,052	$6,614	$(6,614)	$43,052

OMEGA HEALTHCARE INVESTORS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Unaudited
(in thousands, except per share amounts)

	Three Months Ended March 31, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$85,412	$10,506	$-	$95,918
Income from direct financing leases	14,084	-	-	14,084
Mortgage interest income	9,326	-	-	9,326
Other investment income – net	1,673	-	-	1,673
Total operating revenues	110,495	10,506	-	121,001

Expenses
Depreciation and amortization	26,921	4,523	-	31,444
General and administrative	6,417	80	-	6,497
Acquisition costs	95	-	-	95
Provision for uncollectible mortgages, notes and accounts receivable	(16)	-	-	(16)
Total operating expenses	33,417	4,603	-	38,020

Income before other income and expense	77,078	5,903	-	82,981
Other income (expense):
Interest income	2	6	-	8
Interest expense	(23,901)	(3,180)	-	(27,081)
Interest – amortization of deferred financing costs	(917)	(5)	-	(922)
Interest – refinancing costs	(2,040)	-	-	(2,040)
Equity in earnings	2,724	-	(2,724)	-
Total other expense	(24,132)	(3,179)	(2,724)	(30,035)

Income before gain on assets sold	52,946	2,724	(2,724)	52,946
Gain on assets sold – net	2,883	-	-	2,883
Net income available to common stockholders	$55,829	$2,724	$(2,724)	$55,829

NOTE 15 – SUBSEQUENT EVENTS

UPREIT Structure

On April 1, 2015, the Company acquired Aviv as a result of the completion of the Merger pursuant to the Merger Agreement. See Note 1 – Basis of Presentation And Significant Accounting Policies.

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega completed the UPREIT Conversion, pursuant to which Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure. As a result of the UPREIT Conversion, substantially all of the Company’s assets are held by an Operating Partnership.

In order to more fully reflect the UPREIT Conversion and related transaction, Omega, Merger Sub and Aviv OP entered into that certain Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP. As a result of the Merger, Merger Sub also is the successor general partner of Aviv OP under the terms of its partnership agreement. As of April 1, 2015, the Company is the owner of approximately 138.9 million limited partnership interests in Omega OP (“Omega OP Units”) and Aviv OP is the owner of approximately 52.9 million Omega OP Units. Each of the Omega OP Units is redeemable at the election of the Omega OP Unit holder for cash equal to the then fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to the Company’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, and further subject to adjustment as set forth in the Partnership Agreement. The Company (through Merger Sub, in its capacity as the general partner of Aviv OP) plans to cause Aviv OP to make a distribution of all the Omega OP Units held by Aviv OP (or equivalent value) to all the holders of partnership interests of Aviv OP (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. On a pro forma basis as if the Aviv OP Distribution had been completed and the Omega OP Units held by the Aviv OP distributed to the holders of Aviv OP partnership interests, Omega would directly and indirectly own approximately 182.6 million or approximately 95% of the outstanding Omega OP Units and the other holders of Aviv OP partnership units would own approximately 9.2 million or approximately 5% of the outstanding Omega OP Units as of April 1, 2015. Until the completion of the Aviv OP Distribution, distributions by Omega OP in respect of the outstanding Omega OP Units will be passed through to the limited partners of Aviv OP in respect of their limited partner interests in Aviv OP adjusted for the 0.9 exchange ratio in the merger.

The Partnership Agreement also provides for limited partnership units structured as profits interests (“LTIP Units”), which are to be used for incentive compensation awards. When earned and vested, LTIP Units are intended to be convertible into Omega OP Units, at the election of the holder, on a one-to-one basis, subject to conditions on minimum allocation to the capital accounts of the holders of LTIP Units for federal income tax purposes.

Amendment to Omega Credit Facilities

On April 1, 2015, Omega entered into a First Amendment to Credit Agreement (the “First Amendment to Omega Credit Agreement”) among Omega, as borrower, certain of Omega’s subsidiaries identified in the Omega Credit Agreement (as defined below), as guarantors, a syndicate of financial institutions, as lenders (together with other lenders from time to time becoming signatory to the Omega Credit Agreement, as lenders, the “Omega Lenders”), and Bank of America, N.A., as administrative agent, which amended and restated its existing Credit Agreement, dated as of June 27, 2014 (as amended and restated pursuant to the First Amendment to Omega Credit Agreement, the “Omega Credit Agreement”). Among other things, the First Amendment to Omega Credit Agreement (i) increases the aggregate revolving commitment amount under the Revolving Credit Facility (as defined below) from $1 billion to $1.25 billion and (ii) provides for the Acquisition Term Loan Facility (as defined below).

As a result of the First Amendment to Omega Credit Agreement, the Omega Credit Agreement now provides for a $1.25 billion senior unsecured revolving credit facility, a $200 million senior unsecured term loan facility (the “Closing Date Term Loan Facility”) and a $200 million senior unsecured incremental term loan facility (the “Acquisition Term Loan Facility” and, together with the Revolving Credit Facility and the Closing Date Term Loan Facility, collectively, the “Omega Credit Facilities”). The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option for Omega to extend such maturity date for one year. Exercise of such extension option is subject to compliance with a notice requirement and other customary conditions. The Closing Date Term Loan Facility matures on June 27, 2019. The Acquisition Term Loan Facility matures on June 27, 2017, subject to Omega’s option to extend the maturity date of the Acquisition Term Loan Facility twice, the first extension until June 27, 2018 and the second extension until June 27, 2019 (such option, the “Omega Acquisition Facility Extension Option”). The Closing Date Term Loan Facility and the Acquisition Term Loan Facility may be referred to collectively herein as the “Omega Term Loan Facilities”.

Omega OP Term Loan Facility

On April 1, 2015, Omega OP entered into a $100 million senior unsecured term loan facility (the “Omega OP Term Loan Facility”). The Omega OP Term Loan Facility matures on June 27, 2017, subject to Omega OP’s option to extend such maturity date twice, the first extension until June 27, 2018 and the second extension until June 27, 2019 (such option, the “Omega OP Extension Option”), corresponding to the maturity date for the Acquisition Term Loan Facility and the Omega Acquisition Facility Extension Option, respectively.

HUD Mortgage Loan Payoff

On April 30, 2015, we paid approximately $8.6 million to retire one HUD-guaranteed mortgage loan of one of our unrestricted subsidiaries. The loan had an all-in annual interest rate of 4.85%. That unrestricted subsidiary, as well as other unrestricted subsidiary obligors on the HUD-guaranteed mortgage loans retired on March 31, 2015, are being redesignated as restricted subsidiaries and will become guarantors of the Omega Credit Facilities, the Omega OP Term Loan Facility and our outstanding senior notes. We will re-designate the subsidiary as a restricted subsidiary during the second quarter of 2015.

Acquisition of $179 Million of Care Homes in United Kingdom

On May 1, 2015, we closed a $179 million purchase/leaseback transaction for 23 Care Homes located in the United Kingdom and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 Care Homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The Care Homes, comparable to US ALFs, are located throughout the East Anglia region (north of London) of the United Kingdom. Healthcare Homes is headquartered in Colchester (Essex County), England.

April 1, 2015 RSU, PRSU and LTIP Grant (for 2015- 2017 Performance Periods)

On April 1, 2015, we granted 39,914 RSUs to employees. The RSUs vest on December 31, 2017, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

On April 1, 2015, we awarded two types of awards to employees: (i) 54,151 profit interest partnership units that vest based on TSR of Omega for the three year period starting January 1, 2015 and ending December 31, 2017, and (ii) 54,151 PRSUs that vest based on relative TSR for the three year period starting January 1, 2015 and ending December 31, 2017.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Item 1A to our annual report on Form 10-K for the year ended December 31, 2014, and in Part II, Item 1A of this report;
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
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
(xvi)	the possibility that we will not realize estimated synergies or growth as a result of our merger with Aviv, or that such benefits may take longer to realize than expected; and
(xvii)	our ability to maintain our status as a real estate investment trust.

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

Our portfolio of investments at March 31, 2015, consisted of 569 healthcare facilities (including six facilities that are closed/held for sale), located in 38 states and operated by 50 third-party operators. Our gross investment in these facilities totaled approximately $4.4 billion at March 31, 2015, with 99% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of: (i) 474 SNFs, (ii) 23 assisted living facilities (“ALFs”), (iii) 11 specialty facilities, (iv) fixed rate mortgages on 53 SNFs and two ALFs and (v) six SNFs that are closed/held for sale. At March 31, 2015, we also held other investments of approximately $48.3 million, consisting primarily of secured loans to third-party operators of our facilities.

Our consolidated financial statements include the accounts of (i) Omega Healthcare Investors, Inc. (“Omega” or the “Company”) and (ii) all direct and indirect wholly owned subsidiaries of Omega. All inter-company accounts and transactions have been eliminated in consolidation of the financial statements.

On April 1, 2015, Aviv REIT Inc., a Maryland corporation (“Aviv”), merged (the “Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP” or the “ Operating Partnership”), and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion, substantially all of the Company’s assets are held by an Operating Partnership which is subsidiary of the Company. See Note 15 – Subsequent Events above for more details.

Taxation

We have elected to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 1992. We believe that we have been organized and operated in such a manner as to qualify for taxation as a REIT. We intend to continue to operate in a manner that will maintain our qualification as a REIT, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or remain qualified as a REIT. Under the Code, we generally are not subject to federal income tax on taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met, including a requirement that we must generally distribute at least 90% of our annual taxable income, excluding any net capital gain, to stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. For further information, see “Taxation” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2014.

Government Regulation and Reimbursement

The health care industry is heavily regulated. Our operators are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. See “Item 1A – Risk Factors.” to our annual report on Form 10-K for the year ended December 31, 2014. The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Healthcare Reform. A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). We expect additional rules, regulations and interpretations under the Healthcare Reform Law that may materially affect our operators’ financial condition and operations. For example, although the U.S. Supreme Court has upheld the Healthcare Reform Law (other than the requirement that states expand Medicaid beginning in 2014), the Healthcare Reform Law and the implementation thereof continue to receive challenge and scrutiny from Congress, state attorneys general and legislators, and private individuals and organizations. In addition, certain measures recently taken under the authority of, or in connection with, the Healthcare Reform Law may lead to additional modification and/or clarification in the future, including the following:

●         On January 3, 2013, a new federal Commission on Long-Term Care was established and tasked with developing a plan for the establishment, implementation and financing of a high-quality system to provide long-term care services. In September 2013, the Commission released a report with 38 proposals for legislative and administrative actions to promote the establishment and financing of a long-term care services system that will ensure the availability of such services to those who need them. The Commission recommended creating a national advisory committee and convening a 2015 White House Conference on aging which is now holding regional forums and publishing policy briefs.

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

However, on June 28, 2012, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. Over half of the states have expanded or are expanding Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions. HHS has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents. Indiana, Iowa, Michigan, New Hampshire, and Pennsylvania have also secured waivers.

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

The “Medicare Access and CHIP Reauthorization Act of 2015” extended the Medicare therapy cap exceptions process through December 31, 2017. The statutory Medicare Part B outpatient cap for occupational therapy is $1,940 for 2015, and the combined cap for physical therapy and speech therapy is also $1,940 for 2015. These caps do not apply to therapy services covered under Medicare Part A for SNFs, although the caps apply in most other instances involving patients in SNFs or long-term care facilities who receive therapy services covered under Medicare Part B. The exception process permits medically necessary therapy services beyond the cap limits. Expiration of the therapy cap exceptions process in the future could have a material adverse effect on our operators’ financial condition and operations, which could adversely impact their ability to meet their obligations to us.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and a summary of our significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2014. Our preparation of the financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the consolidated financial statements. We have described our most critical accounting policies in our 2014 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

Amendments to the Consolidation Analysis

In February 2015, the FASB issued updated guidance that makes targeted amendments to the current consolidation accounting guidance. The update is in response to accounting complexity concerns, particularly from the asset management industry. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation, provides a scope exception to registered money market funds and similar unregistered money market funds and ends the indefinite deferral granted to investment companies from applying the variable interest entity guidance.

The updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Revenue Recognition

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The effective date is for periods beginning after December 15, 2016.  We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes. The Company’s results of operations for the three-month period ended March 31, 2015 do not reflect the operations of Aviv, and accordingly are not indicative of the Company’s results of future periods.

Three Months Ended March 31, 2015 and 2014

Operating Revenues

Our operating revenues for the three months ended March 31, 2015, totaled $133.4 million, an increase of $12.4 million over the same period in 2014. The $12.4 million increase was primarily the result of: (i) additional $5.0 million rental income associated with acquisitions and lease amendments/extensions made throughout 2014 and in the first quarter of 2015 and (ii) $7.3 million increase in mortgage interest income primarily due to (a) the $415 million new multiple facility mortgage we entered into with an existing operator in the second quarter of 2014 and (b) the $112.5 million mortgage we entered into with an existing operator in the first quarter of 2014.

Operating Expenses

Operating expenses for the three months ended March 31, 2015, totaled $47.5 million, an increase of approximately $9.5 million over the same period in 2014. The increase was primarily due to: (i) a $6.0 million increase in provision for impairments on real estate properties, (ii) a $4.8 million increase in acquisition costs due to the Aviv merger and (iii) a $0.2 million increase in general and administrative expense, offset by (i) $0.7 million decrease in stock based compensation expense related to the timing of grants awarded and (ii) a decrease of $0.8 million in depreciation expense as a result of shorter lived assets acquired over the past few years becoming fully depreciated. Going forward, we expect increased general and administrative expense and stock-based compensation expense, largely reflecting the Aviv Merger and other acquisitions.

Other Income (Expense)

For the three months ended March 31, 2015, total other expenses were $42.9 million, an increase of approximately $12.9 million over the same period in 2014. The increase was primarily the result of an increase of $5.3 million in interest expense due to an increase in borrowings outstanding to fund new investments since January 2014 and an increase of approximately $7.3 million in interest refinancing costs. In the first quarter of 2015, we recorded $9.4 million of net interest refinancing related costs including: (i) $11.7 million in costs related to the early redemption of the 2020 Notes which consisted of: (a) prepayment penalties of approximately $7.5 million, (b) the write-off of deferred financing costs of $2.5 million and (c) the write-off of discount of $1.7 million, and a (ii) $2.3 million gain on the extinguishment of the debt due to the write-off of the $9.7 million fair market value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $7.4 million. In the first quarter of 2014, we wrote off approximately $2.0 million in deferred financing costs associated with the termination of the 2013 term loan facility.

Funds From Operations

Our funds from operations available to common stockholders (“FFO”), for the three months ended March 31, 2015, was $79.6 million, compared to $84.4 million, for the same period in 2014.

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

The following table presents our FFO results for the three- months periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)

Net income available to common stockholders	$43,052	$55,829
Deduct gain from real estate dispositions	—	(2,883)
Sub-total	43,052	52,946
Elimination of non-cash items included in net income:
Depreciation and amortization	30,610	31,444
Add back impairments on real estate properties	5,982	—
Funds from operations available to common stockholders	$79,644	$84,390

Portfolio and Recent Developments

Acquisition of Aviv by Merger

On April 1, 2015, we completed the Merger. As a result, the Company acquired 348 properties in 30 states, operated by 37 third-party operators. Omega issued approximately 43.7 million shares of common stock in the Merger.

$6.8 Million New Investment in Q1 2015

On January 28, 2015, we purchased one SNF from an unrelated third party for approximately $6.3 million in cash and leased it to an existing operator. The purchase and sale agreement includes a provision that requires us to make an additional payment of $0.5 million to the seller if certain financial metrics of the facility are achieved. As a result, we recorded the potential $0.5 million payment as part of the purchase price. The 93 bed SNF, located in Texas, was added to the operator’s existing master lease with an initial annual cash yield of 9.5%.

Acquisition of $179 Million of Care Homes in United Kingdom

On May 1, 2015, we closed a $179 million purchase/leaseback transaction for 23 Care Homes located in the United Kingdom and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 Care Homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The Care Homes, comparable to US ALFs, are located throughout the East Anglia region (north of London) of the United Kingdom. Healthcare Homes is headquartered in Colchester (Essex County), England.

Assets Sales and Impairments

For the three-month period ended March 31, 2015, we initiated plans to construct a new single facility with an existing operator that would consolidate and replace three existing facilities. As a result, we recorded a total of $6.0 million in impairment charges related to three Florida SNFs to reduce their net book values to their estimated sales price.

Assets Held for Sale

In the first quarter of March 31, 2015, we reclassified one SNF in Alabama with a carrying value of approximately $4.1 million to assets held-for-sale. At March 31, 2015, we had four SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $16.9 million.

Liquidity and Capital Resources

At March 31, 2015, we had total assets of $4.6 billion, stockholders’ equity of $1.8 billion and debt of $2.6 billion, representing approximately 59.7% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of March 31, 2015 and December 31, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

Bank Credit Facilities

On June 27, 2014, we entered into a $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” and, collectively, the “2014 Credit Facilities”).

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility is used for acquisitions and general corporate purposes. At March 31, 2015, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is also priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At March 31, 2015, we had $200 million in borrowings outstanding under the Term Loan Facility. The Term Loan Facility matures on June 27, 2019.

In January 2015, we entered into an engagement letter with respect to various proposed amendments to our existing 2014 Credit Facilities. The amendments to our senior unsecured credit facility were completed on April 1, 2015. See Note 15 – Subsequent Events for more details.

HUD Mortgage Loans Payoff

On March 31, 2015, we paid approximately $154.3 million to retire 21 mortgage loans guaranteed by U.S. Department of Housing and Urban Development (“HUD”), totaling approximately $146.9 million. 18 loans had an all-in blended interest rate of 5.35% per annum with maturities between January 2040 and January 2045 and three loans had an all-in blended interest rate of 5.23% per annum with maturities between February 2040 and February 2045. The payoff resulted in a $2.3 million gain on the extinguishment of the debt due to the write-off of the $9.7 million unamortized debt premium recorded at the time of acquisition offset by a prepayment fee of approximately $7.4 million.

Issuance of $700 Million of Senior Notes

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.50% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. The Company’s total net proceeds from the offering, after deducting initial purchasers’ discounts and other offerings expenses, were approximately $683 million. We used the net proceeds of the offering for general corporate purposes, which included the repayment of Aviv indebtedness on April 1, 2015 in connection with Omega’s acquisition of Aviv by merger, and repayment of future maturities on Omega’s outstanding debt.

The 2027 Notes mature on April 1, 2027. The 2027 Notes bear an interest rate of 4.50% per annum, and are fully and unconditionally guaranteed, jointly and severally, by our existing and future subsidiaries that guarantee indebtedness for money borrowed by Omega in a principal amount at least equal to $50 million (including as of the date hereof our existing senior notes and the facilities under our credit agreement). The 2027 Notes are Omega’s unsecured senior obligations and rank equally in right of payment with all of Omega’s existing and future senior debt and is senior in right of payment to all of Omega’s existing and future subordinated debt. Omega may redeem some or all of the notes prior to January 1, 2027 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium calculated by reference to U.S. treasuries with a maturity comparable to the remaining term of the 2027 Notes, and accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The 2027 Notes will be redeemable at any time on or after January 1, 2027 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

$200 Million 7.5% Senior Notes due 2020 Redemption

On March 13, 2015, Omega redeemed all of its outstanding 7.5% Senior Notes, due 2020, or the 2020 Notes, pursuant to the terms of the indenture governing the 2020 Notes at a redemption price of approximately $208.7 million, consisting of 103.750% of the principal amount, plus accrued and unpaid interest on such notes to, but not including, the date of redemption.

In connection with the redemption, during the first quarter of 2015, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fee for early redemption and $4.2 million of write-offs associated with unamortized deferred financing costs and discount. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering (described below).

Increase of Authorized Omega Common Stock

At the Special Meeting held on March 27, 2015, Omega stockholders voted upon and approved a proposal to amend Omega’s charter to increase the number of authorized shares of Omega capital stock from 220 million to 370 million and the number of authorized shares of Omega common stock from 200 million to 350 million.

10.925 Million Common Stock Offering

On February 9, 2015, we completed an underwritten public offering of 10.925 million shares of our common stock at $42.00 per share before underwriting and other offering expenses. The Company’s total net proceeds from the offering were approximately $440 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended March 31, 2015, approximately 0.1 million shares of our common stock at an average price of $40.13 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $5.4 million.

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

For the three-months ended March 31, 2015, we declared total dividends of $118.6 million and paid $68.3 million to our common stockholders.

On April 15, 2015, our Board of Directors declared a prorated dividend of $0.18 per share of Omega’s common stock in view of the completed acquisition of Aviv pursuant to the Merger. The per share dividend amount payable by Omega represents dividends for April 2015, at a quarterly dividend rate of $0.54 per share of common stock, representing an increase of $0.01 per share over the quarterly dividend rate for the immediately preceding quarterly period. The $0.18 dividend will be payable in cash on May 15, 2015 to stockholders of record as of the close of business on April 30, 2015.

On March 5, 2015, our Board of Directors declared a prorated dividend of $0.36 per share of Omega’s common stock in view of the pending acquisition of Aviv pursuant to the Merger. The per share dividend amount represented dividends for February and March 2015, at the quarterly rate of $0.54 per share of common stock, representing an increase of $0.01 per share over the quarterly dividend rate for the immediately preceding quarterly period. The dividend was paid in cash on April 7, 2015 to stockholders of record as of the close of business on March 31, 2015.

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

Cash and cash equivalents totaled $700.1 million as of March 31, 2015, an increase of $695.7 million as compared to the balance at December 31, 2014. The following is a discussion of changes in cash and cash equivalents during the quarter ended March 31, 2015 due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

See Note 15 – Subsequent Events above for information regarding changes to our credit facilities since March 31, 2015. As of May 1, 2015, the Company had $428 million of outstanding borrowings under its revolving credit facility and $500 million of outstanding term loan borrowings under its various term loan facilities on a consolidated basis, including the Operating Partnership Term Loan Facility.

Operating Activities – Operating activities generated $103.3 million of net cash flow for the three months ended March 31, 2015, as compared to $78.1 million for the same period in 2014, an increase of $25.2 million. The increase was primarily due to additional cash flow generated from new investments, including the facilities acquired and leased throughout 2014 and during first quarter of 2015.

Investing Activities – Net cash flow from investing activities was an outflow of $18.5 million for the three months ended March 31, 2015, as compared to an outflow of $120.4 million for the same period in 2014. The $101.9 million decrease in cash outflow from investing activities relates primarily to (i) $2.0 million of mortgage investment made in the first quarter of 2015 compared to $113.1 million during the same period in 2014 and (ii) net cash inflow of $0.7 million from other investments – net compared to a net cash outflow of $3.0 million for the same period of 2014, offset by (i) an increase of $5.9 million investment in construction in progress in the first quarter of 2015 compared to the same period of 2014, (ii) an increase of $2.3 million in our capital renovation program investment compared to the same period of 2014 and (iii) a decrease of $3.4 million in proceeds from the sale of real estate in the first quarter of 2015 compared to the same period in 2014.

Financing Activities – Net cash flow from financing activities was an inflow of $610.9 million for the three months ended March 31, 2015 as compared to an inflow of $60.1 million for the same period in 2014. The $550.8 million increase in cash inflow from financing activities was primarily a result of: (i) net proceeds of $440 million from issuance of 10.925 million of common stock in the first quarter of 2015 as compared to $27.8 million for the same period in 2014, (ii) an increase in proceeds of $95.5 million in long term borrowings compared to the same period in 2014 and (iii) a decrease in net payments of $241 million on the credit facility compared to the same period in 2014. Offsetting these increases were: (i) an increase of $146.6 million in payments of long term borrowings primarily due to (a) early extinguishment of $200 million Senior Notes due 2020 in the first quarter of 2015 and (b) $147.9 million HUD mortgage loans payoff including routine HUD debt principal in the first quarter of 2015 as compared to (c) the $200 million 2013 Term Loan Facility paid off in March 2014 and (d) $1.2 million routine HUD debt principal for the same period in 2014, (ii) dividend payments increased by $6.6 million due to an increase in number of shares outstanding and an increase of $0.04 per share in the common dividends and (iii) a decrease in net proceeds of $26.1 million from our dividend reinvestment plan compared to the same period in 2014.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended March 31, 2015, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 12 – Litigation to the Consolidated Financial Statements in Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2014, with the Securities and Exchange Commission on February 27, 2015, which sets forth certain risk factors in Item 1A therein. In addition to the risk factors described therein, investors should consider the following risk factors arising from the change in the organizational structure of our business.

Our primary assets are the units of partnership interest in the Partnership and, as a result, we will depend on distributions from the Partnership to pay dividends and expenses.

The Company is a holding company and has no material assets other than units of partnership interest in the Partnership. We intend to cause the Partnership to make distributions to partners, including the Company, in an amount sufficient to allow us to qualify as a REIT for U.S. federal income tax purposes and to pay all of our expenses. To the extent we need funds and the Partnership is restricted from making distributions under applicable law or otherwise, or if the Partnership is otherwise unable to provide such funds, the failure to make such distributions could materially adversely affect our liquidity and financial condition.

Members of our management and Board of Directors are holders of units of partnership interest in the Partnership, and their interests may differ from those of our public stockholders.

Effective April 1, 2015, some members of our management and Board of Directors are holders of units of partnership interest in the Partnership. Those unitholders may have conflicting interests with holders of the Company’s common stock. For example, such unitholders of OP units may have different tax positions from the Company or holders of the Company’s common stock, which could influence their decisions in their capacities as members of management regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness and how to structure future transactions.

Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our U.S. investments.

As a result of the closing of the closing of our $179 million sale/leaseback transaction for 23 Care Homes on May 1, 2015, we now have investments in the United Kingdom. From time to time may seek to acquire other properties in the United Kingdom or otherwise outside the U.S. Although we currently have investments in the United Kingdom, we have limited experience investing in healthcare properties or other real estate-related assets located outside the United States. International development, investment, ownership and operating activities involve risks that are different from those we face with respect to our U.S. properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75.0% gross income test or the 95.0% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

We may be adversely affected by fluctuations in currency exchange rates.

Our ownership of properties in the United Kingdom currently subjects us to fluctuations in the exchange rates between U.S. dollars and the British pound, which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of SNF, ALF or other healthcare assets outside the United States or the United Kingdom, we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not have a material adverse effect on our results of operations or financial condition.

Item 5–Other Information

On May 5, 2015, we announced that our 2015 Annual Meeting of Stockholders will be held on Friday, July 17, 2015, at 10:00 a.m. local time, at our primary corporate office located at 200 International Circle, Suite 3500, Hunt Valley, Maryland 21030. Stockholders of record as of the close of business on May 15, 2015 will be entitled to receive notice of and to participate at the 2015 Annual Meeting of Stockholders. Pursuant to the our Amended and Restated Bylaws, the deadline for a stockholder to give written notice of an intent to present a proposal at the 2015 Annual Meeting of Stockholders or to nominate one or more directors for election at the 2015 Annual Meeting was March 14, 2015.

Item 6–Exhibits

Exhibit No.
3.1	Articles of Amendment of Omega Healthcare Investors, Inc., dated March 27, 2015 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).
4.1A
Twelfth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.3F to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).

4.1B
Thirteenth Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto.*

4.1C
Fourteenth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto.*

4.2A
Tenth Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.1F to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).

4.2B
Eleventh Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*

4.2C
Twelfth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*

4.3A
Third Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.4B to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).

4.3B
Fourth Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*

4.3C
Fifth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*

4.4A
Second Supplemental Indenture, dated as of January 23, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.5A to the Company’s Annual Report on Form 10-K, filed on February 27, 2015).

4.4B
Third Supplemental Indenture, dated effective as of March 2, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).

4.4C
Fourth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to the Company’s Registration Statement on Form S-4, filed on April 16, 2015).

4.5
Indenture, dated as of March 18, 2015, by and among Omega Healthcare Investors, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2015).

4.5A
First Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto.*

4.6
Registration Rights Agreement, dated as of March 18, 2015 by and among Omega Healthcare Investors, Inc., the subsidiary guarantors named therein, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Agricole Securities (USA) Inc. and RBC Capital Markets, LLC, for themselves and on behalf of the several Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 24, 2015).

10.1	Form of Time-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.2	Form of Performance-Based Restricted Stock Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.3	Form of Performance-Based LTIP Unit Agreement for 2015 Grants (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +

10.4	Amendment to 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on April 3, 2015). +
10.5
Second Amended and Restated Agreement of Limited Partnership by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).

10.6
First Amendment dated April 1, 2015 to the Credit Agreement dated June 27, 2014 by and between Omega Healthcare Investors Inc., the subsidiary guarantors listed therein, a syndicate of financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).

10.7
Credit Agreement dated as of April 1, 2015, by and between OHI Healthcare Properties Limited Partnership, each of the subsidiary guarantors listed therein, a syndicate of financial institutions as listed therein as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on April 3, 2015).

10.8	Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +
10.9	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.5 to Aviv REIT, Inc.’s Registration Statement on Form S-8, filed on March 25, 2013). +
10.10	Second Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.11
Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.4 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +

10.12
Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Aviv REIT, Inc.’s Registration Statement on Form S-4  filed on May 2, 2011). +

10.13	Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 to Aviv REIT, Inc.’s Registration Statement on Form S-8 filed on March 25, 2013). +
10.14	Amendment to the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on April 2, 2015). +
10.15
Form of Restricted Stock Unit Award Agreement for time-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, (Incorporated by reference to Exhibit 10.2 to Aviv REIT, Inc.’s Current Report on Form 8-K, filed on July 15, 2013). +

10.16
Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, (Incorporated by reference to Exhibit 10.8 to Aviv REIT, Inc.’s Registration Statement on Form S-4, filed on May 2, 2011). +

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

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	May 8, 2015	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	May 8, 2015	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

