Form 10-Q
period 2015-06-30
OMEGA HEALTHCARE INVESTORS INC
filed 2015-08-05
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2015.

Common Stock, $.10 par value	183,816,001
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$6,513,674	$3,223,785
Less accumulated depreciation	(898,734)	(821,712)
Real estate properties – net	5,614,940	2,402,073
Investments in direct financing leases	571,377	539,232
Mortgage notes receivable	682,255	648,079
	6,868,572	3,589,384
Other investments	82,955	48,952
	6,951,527	3,638,336
Assets held for sale – net	15,903	12,792
Total investments	6,967,430	3,651,128

Cash and cash equivalents	25,154	4,489
Restricted cash	21,545	29,076
Accounts receivable – net	189,037	168,176
Goodwill	543,093	—
Other assets	67,417	68,776
Total assets	$7,813,676	$3,921,645

LIABILITIES AND EQUITY
Revolving line of credit	$351,000	$85,000
Term loans	500,000	200,000
Secured borrowings	263,068	251,454
Unsecured borrowings – net	2,333,856	1,842,049
Accrued expenses and other liabilities	271,584	141,815
Deferred income taxes	16,852	—
Total liabilities	3,736,360	2,520,318

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 183,321 shares as of June 30, 2015 and 127,606 as of December 31, 2014	18,332	12,761
Common stock – additional paid-in capital	4,503,180	2,136,234
Cumulative net earnings	1,232,478	1,147,998
Cumulative dividends paid	(2,047,257)	(1,895,666)
Accumulated other comprehensive income	2,839	—
Total stockholders’ equity	3,709,572	1,401,327
Noncontrolling interest	367,744	—
Total equity	4,077,316	1,401,327
Total liabilities and equity	$7,813,676	$3,921,645

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Rental income	$163,112	$96,242	$264,076	$192,160
Income from direct financing leases	15,020	14,146	29,366	28,230
Mortgage interest income	17,562	9,923	34,141	19,249
Other investment income – net	2,017	1,489	3,548	3,162
Total operating revenues	197,711	121,800	331,131	242,801

Expenses
Depreciation and amortization	59,156	31,301	89,766	62,745
General and administrative	10,308	6,297	16,322	12,794
Acquisition costs	47,084	45	51,952	140
Impairment loss on real estate properties	6,916	1,558	12,898	1,558
Provisions for uncollectible mortgages, notes and accounts receivable	(7)	2,761	(9)	2,745
Total operating expenses	123,457	41,962	170,929	79,982

Income before other income and expense	74,254	79,838	160,202	162,819
Other income (expense)
Interest income	7	17	200	25
Interest expense	(38,248)	(29,447)	(70,607)	(56,528)
Interest – amortization of deferred financing costs	(1,826)	(946)	(3,179)	(1,868)
Interest – refinancing gain (costs)	1,016	(2,645)	(8,361)	(4,685)
Total other expense	(39,051)	(33,021)	(81,947)	(63,056)

Income before gain on assets sold	35,203	46,817	78,255	99,763
Gain on assets sold – net	8,802	-	8,802	2,883
Income from continuing operations before income taxes	44,005	46,817	87,057	102,646
Income taxes	(539)	-	(539)	-
Net income	43,466	46,817	86,518	102,646
Net income attributable to noncontrolling interest	(2,038)	-	(2,038)	-
Net income available to common stockholders	$41,428	$46,817	$84,480	$102,646

Net income	$43,466	$46,817	$86,518	$102,646
Other comprehensive income - foreign currency translation	2,839	-	2,839	-
Total comprehensive income	46,305	46,817	89,357	102,646
Less: comprehensive income attributable to noncontrolling interest	(133)	-	(133)	-
Comprehensive income attributable to common stockholders	$46,172	$46,817	$89,224	$102,646

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.23	$0.37	$0.53	$0.82
Diluted:
Net income	$0.22	$0.37	$0.53	$0.81

Dividends declared and paid per common share	$0.18	$0.50	$1.07	$0.99

Weighted-average shares outstanding, basic	182,697	126,474	158,521	125,467
Weighted-average shares outstanding, diluted	194,482	127,436	164,644	126,130

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling interest	Total Equity

Balance at December 31, 2014 (127,606 common shares)	$12,761	$2,136,234	$1,147,998	$(1,895,666)	$—	$1,401,327	$—	$1,401,327
Amortization of restricted stock	—	4,483	—	—	—	4,483	—	4,483
Vesting of equity compensation plan, net of tax withholdings (261 shares)	26	(7,008)	—	—	—	(6,982)	—	(6,982)
Dividend reinvestment plan (813 shares at an average of $37.07 per share)	81	30,030	—	—	—	30,111	—	30,111
Value of assumed options in merger/acquisition	—	109,346	—	—	—	109,346	—	109,346
Value of assumed other equity compensation plan in merger/acquisition	—	13,219	—	—	—	13,219	—	13,219
Grant of stock as payment of directors fees (4 shares at an average of $37.74 per share)	—	137	—	—	—	137	—	137
Deferred compensation directors	—	1,291	—	—	—	1,291	—	1,291
Issuance of common stock (10,925 shares at an average of $40.32 per share)	1,093	438,943	—	—	—	440,036	—	440,036
Issuance of common stock – merger – related (43,713 shares)	4,371	1,776,505	—	—	—	1,780,876	—	1,780,876
Common dividends declared ($1.07 per share)	—	—	—	(151,591)	—	(151,591)	—	(151,591)
OP Units issuance (9,165 units)	—	—	—	—	—	—	373,394	373,394
Cash conversion of OP Units (176 units)	—	—	—	—	—	—	(6,038)	(6,038)
OP units distributions	—	—	—	—	—	—	(1,650)	(1,650)
OP units earnings	—	—	—	—	—	—	2,038	2,038
Foreign currency translation	—	—	—	—	2,839	2,839	—	2,839
Net income	—	—	84,480	—	—	84,480	—	84,480
Balance at June 30, 2015 (183,321 shares & 8,989 OP Units)	$18,332	$4,503,180	$1,232,478	$(2,047,257)	$2,839	$3,709,572	$367,744	$4,077,316

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$86,518	$102,646
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	89,766	62,745
Provision for impairment on real estate properties	12,898	1,558
Provision for uncollectible mortgages, notes and accounts receivable	(9)	2,745
Amortization of deferred financing costs and refinancing costs	11,540	6,553
Accretion of direct financing leases	(5,321)	(4,764)
Stock-based compensation	4,483	4,548
Gain on assets sold – net	(8,802)	(2,883)
Amortization of acquired in-place leases - net	(2,883)	(2,571)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	1,129	912
Straight-line rent receivables	(15,871)	(10,701)
Lease inducements	(328)	1,362
Effective yield receivable on mortgage notes	(2,253)	(584)
Other operating assets and liabilities	22,225	5,189
Net cash provided by operating activities	193,092	166,755
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(183,784)	(22,000)
Cash acquired in merger	84,858	—
Investment in construction in progress	(15,913)	—
Placement of mortgage loans	(4,701)	(528,343)
Proceeds from sale of real estate investments	26,846	3,924
Capital improvements to real estate investments	(11,351)	(8,362)
Proceeds from other investments	14,206	2,345
Investments in other investments	(36,600)	(5,379)
Collection of mortgage principal	1,735	117,522
Net cash used in investing activities	(124,704)	(440,293)
Cash flows from financing activities
Proceeds from credit facility borrowings	782,000	590,000
Payments on credit facility borrowings	(516,000)	(646,000)
Receipts of other long-term borrowings	989,822	594,320
Payments on other long-term borrowings	(1,587,591)	(202,490)
Payments of financing related costs	(26,123)	(12,740)
Receipts from dividend reinvestment plan	30,111	45,804
Payments for exercised options and restricted stock – net	(6,982)	(943)
Net proceeds from issuance of common stock	440,036	57,152
Dividends paid	(151,387)	(125,492)
Distributions to OP Unit Holders	(1,650)	—
Net cash (used in) provided by financing activities	(47,764)	299,611

Increase in cash and cash equivalents	20,624	26,073
Effect of foreign currency translation on cash and cash equivalents	41	—
Cash and cash equivalents at beginning of period	4,489	2,616
Cash and cash equivalents at end of period	$25,154	$28,689
Interest paid during the period, net of amounts capitalized	$61,073	$50,378

Non-cash investing and financing activities:

Non- cash investing activities
Non-cash acquisition of business (see Note 2 for details)	$(3,602,614)	$—
Total	$(3,602,614)	$—
Non-cash financing activities
Assumed Aviv debt	$1,410,637	$—
Stock exchanged in merger	1,903,441	—
OP Units exchanged in merger	373,394	—
Total	$3,687,472	$—

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Omega was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. In April 2015, Aviv REIT, Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”), and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, substantially all of the Company’s assets are held by Omega OP.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of June 30, 2015, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 5% of the Omega OP Units.

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

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Goodwill

Goodwill represents a purchase price in excess of the fair value of assets acquired and liabilities assumed and the cost associated with expanding our portfolio. Goodwill is not amortized. We assess goodwill for potential impairment during the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the entity. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the entity is less than its carrying amount. If we conclude that it is more likely than not that the fair value of the entity is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential impairment and measure the amount of impairment we will recognize, if any. We do not expect any of the goodwill to be deductible for tax purposes.

Redeemable Limited Partnership Unitholder Interests and Noncontrolling Interests

As of April 1, 2015 and after giving effect to the Aviv Merger, the Company owned approximately 138.8 million Omega OP Units and Aviv OP owned approximately 52.9 million Omega OP Units. Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to the Company’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in the Partnership Agreement. Effective June 30, 2015, the Company (through Merger Sub, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owns approximately 95% of the outstanding Omega OP Units, and the other investors own approximately 5% of the outstanding Omega OP Units. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent. We present the portion of any equity that we do not own in consolidated entities as noncontrolling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, on our Consolidated Balance Sheets. Income attributable to the entity’s parent is included in net income attributable to common stockholders on our Consolidated Statements of Operations and Comprehensive Income. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Operations and Comprehensive Income.

As our ownership of a controlled subsidiary increases or decreases, any difference between the aggregate consideration paid to acquire the noncontrolling interests and our noncontrolling interest balance is recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest.

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries operating in countries other than the United States is the principal currency in which the entity primarily generates and expends cash. For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. The resulting translation adjustments are included in Accumulated Other Comprehensive Income (“AOCI”) in the Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Revenue and expense accounts are translated using an average exchange rate for the period.

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature and then the adjustments are included in AOCI.

Accounts Receivable

Accounts receivable includes: contractual receivables, effective yield interest receivables, straight-line rent receivables and lease inducements, net of an estimated provision for losses related to uncollectible and disputed accounts. Contractual receivables relate to the amounts currently owed to us under the terms of our lease and loan agreements.  Effective yield interest receivables relate to the difference between the interest income recognized on an effective yield basis over the term of the loan agreement and the interest currently due to us according to the contractual agreement. Straight-line receivables relate to the difference between the rental revenue recognized on a straight-line basis and the amounts currently due to us according to the contractual agreement.  Lease inducements result from value provided by us to the lessee, at the inception or renewal of the lease, and are amortized as a reduction of rental revenue over the non-cancellable lease term.

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

A summary of our net receivables by type is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)

Contractual receivables	$7,374	$4,799
Effective yield interest receivables	8,485	6,232
Straight-line receivables	159,314	143,652
Lease inducements	13,899	13,571
Allowance	(35)	(78)
Accounts receivable – net	$189,037	$168,176

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

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

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

Leased Property

Our leased real estate properties, represented by 775 SNFs, 81 assisted living facilities (“ALFs”), 16 specialty facilities and one medical office building at June 30, 2015, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (i.e., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Acquisition of Care Homes in the United Kingdom in Q2 2015

On May 1, 2015, we closed on a purchase/leaseback transaction (the “Care Homes Transaction”) for 23 care homes located in the United Kingdom and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to US ALFs, are located throughout the East Anglia region (north of London) of the United Kingdom. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million of assets consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million). The Company’s estimated fair values of the care homes’ assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the analyses are completed.

In 2015, the Company has incurred approximately $3.2 million in acquisition related costs associated with the Care Homes Transaction.

Aviv Merger in Q2 2015

On April 1, 2015, the Company closed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders and holders of certain vested equity incentive awards of Aviv. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building and three mortgages. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April, 1, 2015, we estimate the fair value of the consideration exchanged or assumed to be approximately $3.8 billion. The Company’s estimated fair values of Aviv’s assets acquired and liabilities assumed on the Aviv Merger date are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the analyses are completed.

The following table highlights the preliminary allocation of the assets acquired and liabilities assumed on April 1, 2015:

(in thousands)
Estimated fair value of assets acquired:
Land and buildings	$3,125,660
Investment in direct financing leases	26,823
Mortgages notes receivable	31,278
Other investments	11,590
Total investments	3,195,351
Goodwill	526,807
Accounts receivables and other assets	15,127
Cash acquired	84,858
Fair value of total assets acquired	$3,822,143

Estimated fair value of liabilities assumed:
Accrued expenses and other liabilities	$134,671
Debt	1,410,637
Fair value of total liabilities assumed	1,545,308

Value of shares and OP units exchanged(a)	2,276,835

Fair value of consideration	$3,822,143

(a)        Includes the fair value of stock compensation plans assumed.

In 2015, the Company has incurred approximately $48.5 million in acquisition related costs associated with the Aviv Merger.

$6.8 Million New Investment in Q1 2015

On January 28, 2015, we purchased one SNF from an unrelated third party for approximately $6.3 million in cash and leased it to an existing operator. The purchase and sale agreement includes a provision that requires us to make an additional payment of $0.5 million to the seller if certain financial metrics of the facility are achieved. We recorded the potential $0.5 million payment as part of the purchase price. The 93 bed SNF, located in Texas, was added to the operator’s existing master lease with an initial annual cash yield of 9.5%. We recorded approximately $6.8 million consisting of land ($0.1 million), building and site improvements ($6.1 million), and furniture and fixtures ($0.6 million). We have not recorded goodwill in connection with this transaction.

Pro Forma Acquisition Results

The facilities acquired in 2015 and 2014 are included in our results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the impact of acquisitions from the first two quarters of 2015 and 2014 as if they occurred on January 1, 2014. For a list of the 2014 transactions, refer to Note 3 – Properties in our 2014 Form 10-K. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts, unaudited)

Pro Forma Revenues	$198,929	$188,239	$396,107	$375,766
Pro Forma Net income	$43,853	$67,359	$106,447	$143,791

Earnings per share – diluted:
Net income – as reported	$0.22	$0.37	$0.53	$0.81
Net income – pro forma	$0.23	$0.37	$0.65	$0.79

Asset Sales, Impairments and Other

In the first quarter of 2015, we initiated plans to construct a new single facility with an existing operator that would consolidate and replace three existing facilities. As a result, we recorded a total of $6.0 million in impairment charges related to three Florida SNFs to reduce their net book values to their estimated sales price. During the second quarter of 2015, we recorded an impairment of $6.9 million for a facility in Tennessee that is expected to be closed in the third quarter. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs.

In the second quarter of 2015, we sold four facilities for total cash proceeds of $26.6 million, generating a gain of approximately $8.8 million. Two of the facilities sold were the result of lessees exercising their purchase option.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Minimum lease payments receivable	$4,291,061	$4,244,067
Estimated residual values	—	—
Less unearned income	(3,719,684)	(3,704,835)
Investments in direct financing leases	$571,377	$539,232

Properties subject to direct financing leases	58	56

New Ark Investment Inc.

On November 27, 2013, we closed an aggregate $529 million purchase/leaseback transaction in connection with the acquisition of Ark Holding Company, Inc. (“Ark Holding”) by 4 West Holdings Inc. At closing, we acquired 55 SNFs and 1 ALF operated by Ark Holding and leased the facilities back to Ark Holding, now known as New Ark Investment Inc. (“New Ark”), pursuant to four 50-year master leases with rental payments yielding 10.6% per annum over the term of the leases. The purchase/leaseback transaction is being accounted for as a direct financing lease.

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

Additionally, in 2014 we purchased 3 facilities and subsequently leased them to New Ark under a twelve-year master lease expiring in 2026. These leases are being accounted for as operating leases.

Aviv Merger

On April 1, 2015, the Company acquired two additional direct financing leases as a result of the Aviv Merger.

As of June 30, 2015, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$49,345	$49,623	$50,529	$51,782	$53,060

NOTE 4 - MORTGAGE NOTES RECEIVABLE

As of June 30, 2015, mortgage notes receivable relate to 23 fixed-rate mortgages on 58 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers’ underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states, operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

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

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)

Mortgage note due 2015; interest at 8.35%	$6,514	$—
Mortgage note due 2015; interest at 6.50%	763	—
Two mortgage notes due 2018; interest at 11.00%	13,652	—
Mortgage note due 2018; interest at 12.00%	1,028	—
Mortgage note due 2020; interest at 8.00%	3,974	—
Mortgage note due 2021; interest at 10.00%	1,090	—
Mortgage note due 2021; interest at 10.51%	3,194	1,326
Four mortgage notes due 2022; interest at 12.00%	7,460	7,395
Mortgage note due 2023; interest at 9.00%	5,468	—
Mortgage note due 2023; interest at 11.00%	69,928	69,928
Mortgage note due 2024; interest at 9.64%	112,500	112,500
Two mortgage notes due 2029; interest at 10.00%	417	—
Mortgage note due 2029; including interest at 9.00%	413,987	414,550
Mortgage note due 2030; interest at 10.82%	15,780	15,880
Four mortgage notes due 2046; interest at 12.00%	26,500	26,500
Mortgage notes receivable, gross	682,255	648,079
Allowance for loss on mortgage notes receivable	—	—
Total mortgages — net	$682,255	$648,079

The following is a brief overview of the new mortgages entered into or assumed in 2015 or significant changes to mortgages previously reported.

Mortgage note due 2015

On April 1, 2015 in connection with the Aviv Merger, we acquired a loan from Aviv with a fair value of approximately $6.5 million. The loan is with a new operator and is secured by a lien on a 79 bed SNF located in Tennessee and a 32 bed SNF located in Missouri. The loan bears interest at 8.35% per year and matures in 2015.

Mortgage note due 2018

On April 1, 2015 in connection with the Aviv Merger, we acquired a loan from Aviv with a fair value of approximately $12.6 million. The loan is with a new operator and is secured by a lien on a 100 bed SNF located in Ohio. The loan bears interest at 11% per year which increases by 2% per year and matures in 2018.

Mortgage note due 2020

On April 1, 2015 in connection with the Aviv Merger, we acquired a loan from Aviv with a fair value of approximately $4.0 million. The loan is with a new operator and is secured by a lien on a 32 bed SNF located in Missouri, a 49 bed SNF located in Missouri and a 79 bed SNF located in Tennessee. The loan bears interest at 8% per year and matures in 2020.

Mortgage note due 2021

In September 2014, we entered into a $3.5 million mortgage loan with an existing operator. The loan is secured by a lien on a 120 bed SNF located in Michigan. As of June 30, 2015 approximately $1.1 million has been drawn on the note. The loan bears an initial annual cash interest rate of 10.0% per year and increases by 0.25% per year. The mortgage loan is used to fund renovations and matures in 2021.

Mortgage note due 2023

On April 1, 2015 in connection with the Aviv Merger, we acquired a loan from Aviv with a fair value of approximately $5.5 million. The loan is with a new operator and is secured by a leasehold interest in a SNF located in Ohio. The loan bears interest at 9% per year and matures in 2023.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)

Other investment note due 2014	$—	$1,640
Other investment notes due 2015; interest at 9.50%	341	891
Other investment notes due 2015; interest at 10.00%	5,439	5,439
Other investment note due 2016; interest at 7.25%	884	—
Other investment note due 2016; interest at 10.00%	32	—
Other investment notes due 2017; interest at 10.00%	23,363	24,800
Other investment note due 2018; interest at 10.00%	179	—
Other investment note due 2020; interest at 7.50%	4,707	—
Other investment note due 2020; interest at 8.00%	656	—
Other investment note due 2021; interest at 7.00%	78	—
Other investment note due 2021; interest at 11.04%	992	1,053
Other investment note due 2022; interest at 10.77%	2,022	2,110
Other investment notes due 2022; interest at 11.04%	3,881	4,062
Other investment note due 2023; interest at 10.00%	1,000	1,000
Other investment notes due 2023; interest at 10.25%	1,117	—
Other investment notes due 2023; interest at 10.51%	2,561	1,942
Other investment notes due 2023; interest at 10.77%	6,956	5,705
Other investment notes due 2023; interest at 11.04%	298	310
Other investment note due 2030; interest at 6.66%	28,449	—
Notes receivable, gross	82,955	48,952
Allowance for loss on notes receivable	—	—
Total other investments	$82,955	$48,952

The following is a brief overview of the new notes entered into or assumed in 2015 or significant changes to notes previously reported.

Other Investment note due 2014

The $2.5 million working capital note that we entered into in May 2013 at 6% interest rate with an existing operator was paid off in March 2015.

Other Investment note due 2030

On June 30, 2015, we entered into a $50.0 million revolving credit facility with a new operator. The note bears interest at 6.66% and matures in May 2030.

NOTE 6 – ASSETS HELD FOR SALE

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2014 (1)	4	$12,792
Properties sold	—	—
Properties added	1	4,085
March 31, 2015 (2)	5	16,877
Properties sold	(2)	(6,973)
Properties added	1	5,999
June 30, 2015 (3)	4	$15,903

(1)        Includes one parcel of land and three facilities.

(2)        Includes one parcel of land and four facilities.

(3)        Includes one parcel of land and three facilities.

In the first quarter of 2015, we reclassified one SNF in Alabama with a carrying value of approximately $4.1 million to assets held for sale. During the second quarter of 2015, the operator of the facility exercised their purchase option and purchased the facility for approximately $9.0 million.

In the second quarter of 2015, we reclassified one SNF in Pennsylvania with a carrying value of approximately $6.0 million to assets held for sale. See also, Note 2 Asset Sales, Impairments and Other.

NOTE 7 – INTANGIBLES

The following is a summary of our intangibles as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Assets:
Above market lease intangibles	$21,629	$14,576
In-place lease intangibles	386	—
Goodwill	543,093	—
Accumulated amortization	(13,010)	(12,166)
Net intangible assets	$552,098	$2,410

Liabilities:
Below market lease intangibles	$83,321	$57,054
Accumulated amortization	(40,327)	(36,620)
Net intangible liabilities	$42,994	$20,434

Above market lease intangibles and in-place lease intangibles, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles are included in accrued expenses and other liabilities on our Consolidated Balance Sheets. Goodwill was recorded in connection with the Aviv and Care Homes transactions and is shown as a separate line on our Consolidated Balance Sheets.

For the three and six months ended June 30, 2015 and 2014, our net amortization related to these intangibles was $1.7 million, $1.3 million, $2.9 million and $2.6 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2015 and the subsequent four full years is as follows: remainder of 2015 – $2.9 million; 2016 – $4.9 million; 2017 – $3.9 million; 2018 – $3.7 million; and 2019 – $3.9 million.

NOTE 8 – CONCENTRATION OF RISK

As of June 30, 2015, our portfolio of real estate investments consisted of 936 healthcare facilities, located in 41 states and operated by 84 third-party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $7.8 billion at June 30, 2015, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 775 SNFs, 81 ALFs, 16 specialty facilities, one medical office building, fixed rate mortgages on 56 SNFs and two ALFs, and five SNFs that are closed/held-for-sale. At June 30, 2015, we also held miscellaneous investments of approximately $83.0 million, consisting primarily of secured loans to third-party operators of our facilities.

The three states in which we had our highest concentration of investments were Ohio (10%), Texas (9%) and Florida (8%), at June 30, 2015.

NOTE 9 – DIVIDENDS AND EQUITY

On July 15, 2015, the Board of Directors declared a common stock dividend of $0.55 per share, increasing the quarterly common dividend rate by $0.01 per share over the prior quarter. The common stock dividend is payable on August 17, 2015 to common stockholders of record as of the close of business on July 31, 2015.

On April 15, 2015, the Board of Directors declared a prorated dividend of $0.18 per share of Omega’s common stock in view of the recently closed Aviv Merger. The per share dividend amount payable by Omega represents dividends for April 2015, at a quarterly dividend rate of $0.54 per share of common stock, increasing the quarterly common dividend rate by $0.01 per share over the prior quarter. The $0.18 dividend was paid in cash on May 15, 2015 to stockholders of record as of the close of business on April 30, 2015.

On March 5, 2015, the Board of Directors declared a prorated dividend of $0.36 per share of Omega’s common stock in view of the pending acquisition of Aviv, pursuant to the Aviv Merger. The per share dividend amount represented dividends for February and March 2015, at a quarterly dividend rate of $0.54 per share of common stock, increasing the quarterly common dividend rate by $0.01 per share over the prior quarter. The dividend was paid in cash on April 7, 2015 to stockholders of record as of the close of business on March 31, 2015.

On January 14, 2015, the Board of Directors declared a common stock dividend of $0.53 per share, increasing the quarterly common dividend rate by $0.01 per share over the prior quarter, which was paid February 16, 2015 to common stockholders of record on February 2, 2015.

Increase of Authorized Omega Common Stock

On March 27, 2015, we amended our charter to increase the number of authorized shares of Omega capital stock from 220 million to 370 million and the number of authorized shares of Omega common stock from 200 million to 350 million.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended June 30, 2015, approximately 0.7 million shares of our common stock at an average price of $36.46 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $24.7 million. For the six-month period ended June 30, 2015, approximately 0.8 million shares of our common stock at an average price of $37.07 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $30.1 million.

See also, Note 2 Properties and Investments, for stock activity associated with the Aviv Merger.

NOTE 10 – TAXES

Since our inception, we have elected to be taxed as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code (the “Code”). So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules. We review our distributions and projected distributions each year to ensure we have met and will meet the annual REIT distribution requirements. In 2014 and 2013, we distributed dividends in excess of our taxable income. In 2015, we expect to distribute dividends in excess of our taxable income.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five subsidiary REITs that will be subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have also elected for four of our subsidiaries to be treated as TRSs. Three of our TRSs are subject to federal, state and local income taxes at the applicable corporate rates and the fourth is subject to foreign income taxes. As of June 30, 2015, one of our TRSs had a net operating loss carry-forward of approximately $1.0 million. The loss carry-forward is fully reserved with a valuation allowance as of June 30, 2015.

In connection with our acquisitions of Care Homes in May 2015, we acquired 10 legal entities consisting of 23 facilities. The tax basis in these legal entities acquired for United Kingdom taxes was approximately $82 million less than the purchase price. We recorded a preliminary initial deferred tax liability associated with the temporary tax basis difference of approximately $16 million.

During the second quarter of 2015, we recorded state and local income tax provision of approximately $0.4 million and provision for foreign income taxes of approximately $0.2 million.

NOTE 11 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- and six-month periods ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Stock-based compensation expense	$2,873	$2,285	$4,483	$4,548

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

The RSUs assumed from Aviv as part of the Aviv Merger were valued at the closing price of our stock on the date of the transaction. The portion of the vesting accruing prior to the acquisition was recorded as part of the purchase price consideration. The expense associated with the vesting that will occur after the date of the transaction will be recorded as stock compensation expense ratably over the remaining life of the RSUs.

We awarded the following RSUs to employees or assumed them in the Aviv Merger.

Grant Assumption Date	RSUs Granted
12 /31/2013 RSUs	213,741
1 /1/2014 RSUs	122,137
3 /31/2015 RSUs	123,693
4 /1/2015 RSUs	39,914
4 /1/2015 Assumed 2015 RSUs	10,644
4 /1/2015 Assumed 2016 RSUs	19,825
4 /1/2015 Assumed Multi-year RSUs	7,799
537,753

December 31, 2013 RSUs - These RSUs vest ratably over the three year period ended December 31, 2014, 2015 and 2016 respectively, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. In December 2014, 71,247 shares of restricted stock vested and were distributed to employees.

January 1, 2014 RSUs - These RSUs cliff vest on December 31, 2016 subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

March 31, 2015 RSUs - These RSUs cliff vest on December 31, 2017 subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

April 1, 2015 RSUs - These RSUs cliff vest on December 31, 2017 subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

April 1, 2015 Assumed 2015 RSUs - These RSUs were assumed in the Aviv Merger and cliff vest on December 31, 2015 subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

April 1, 2015 Assumed 2016 RSUs - These RSUs were assumed in the Aviv Merger and cliff vest on December 31, 2016 subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

April 1, 2015 Assumed Multi-year RSUs - These RSUs were assumed in the Aviv Merger and vest ratably over the periods ended December 31, 2015, 2016 and 2017 respectively, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

Performance Restricted Stock Units and LTIP Units

Performance restricted stock units (“PRSUs”) and LTIP Units are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs awarded in January 2011, January 2013, December 2013, January 2014, and the LTIP Units awarded in March 2015 and April 2015 have varying degrees of performance requirements to achieve vesting, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units (each LTIP Unit once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions). The vesting requirements are based on either the (i) total shareholders return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index (“Relative TSR”). We expense the cost of these awards ratably over their service period.

Prior to vesting and the distribution of shares, ownership of the PRSUs cannot be transferred. The dividends on the PRSUs accumulate and if vested are paid when the shares are distributed to the employee. While each LTIP Unit is unearned, the employee receives a partnership distribution equal to 10% of the quarterly approved regular periodic distributions per Omega OP Unit. The remaining partnership distributions (which in the case of normal periodic distributions is equal to the total approved quarterly dividend on Omega’s common stock) on the LTIP Units accumulate, and if the LTIP Units are earned, the accumulated distributions are paid.

The number of shares or units earned under the TSR PRSUs or LTIP Units depends generally on the level of achievement of Omega’s TSR over the indicated performance period. We awarded the following TSR PRSUs and LTIP Units to employees:

Name	Grant Date	PRSUs Granted	Performance Period (a)
2013 Multi-Year TSR	1/1/2011	279,552	12/31/2011-12/31/2013
2014 Transition TSR	12/31/2013	77,371	12/31/2013-12/31/2014
2015 Transition TSR	12/31/2013	77,369	12/31/2013-12/31/2015
2016 Transition TSR	12/31/2013	115,785	12/31/2013-12/31/2016
2016 TSR	1/1/2014	154,584	1/1/2014-12/31/2016
2017 LTIP Units	3/31/2015	154,716	1/1/2015-12/31/2017
2017 LTIP Units	4/1/2015	54,151	1/1/2015-12/31/2017
		913,528

(a)	The performance period is the period indicated.

2013 Multi-Year TSR - In January 2014, our Compensation Committee reviewed the performance and determined the performance targets were met at the “high” level. The 2013 Multi-Year TSR vested and were distributed 25% per quarter on the last day of each calendar quarter in 2014.

2014 Transition TSR - In January 2015, our Compensation Committee reviewed the performance and determined the performance targets were met at the “high” level and the shares were distributed in January 2015.

2015 Transition TSR - The number of 2015 Transition TSR PRSUs that are earned based on performance vest on December 31, 2015, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 Transition TSR - The 2016 number of Transition TSR PRSUs that are earned based on performance vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 TSR - The 2016 number of TSR PRSUs that are earned based on performance vest quarterly in 2017 in equal increments at the end of each quarter, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2017 LTIP Units - The number of 2017 LTIP Units that are earned based on performance vest quarterly in 2018 in equal increments, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The number of shares earned under the Relative TSR PRSUs depended generally on the level of achievement of Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index over the performance period indicated. We awarded the following Relative TSR PRSUs to employees:

Name	Grant Date	PRSUs Granted	Performance Period
2013 Relative TSR	1/1/2011	93,183	12/31/2011-12/31/2013
2014 Transition Relative TSR	12/31/2013	77,371	12/31/2013-12/31/2014
2015 Transition Relative TSR	12/31/2013	77,368	12/31/2013-12/31/2015
2016 Transition Relative TSR	12/31/2013	115,781	12/31/2013-12/31/2016
2016 Relative TSR	1/1/2014	154,584	1/1/2014-12/31/2016
2017 Relative TSR	3/31/2015	154,716	1/1/2015-12/31/2017
2017 Relative TSR	4/1/2015	54,151	1/1/2015-12/31/2017
		727,154

2013 Relative TSR - In January 2014, our Compensation Committee reviewed the performance and determined the performance targets were met at the “high” level. The 2013 Relative TSR PRSUs vested and were distributed 25% per quarter on the last day of each calendar quarter in 2014.

2014 Transition Relative TSR - The 2014 Transition Relative TSR PRSUs vested on December 31, 2014. In January 2015, our Compensation Committee reviewed the performance and determined that 61,769 shares were earned. The shares were distributed in January 2015.

2015 Transition Relative TSR - The number of 2015 Transition Relative TSR PRSUs that are earned based on performance vest on December 31, 2015, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 Transition Relative TSR - The number of 2016 Transition Relative TSR PRSUs that are earned based on performance vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 Relative TSR - The number of 2016 Relative TSR PRSUs that are earned based on performance vest quarterly in 2017 in equal increments, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2017 Relative TSR - The number of 2017 Relative TSR PRSUs that are earned based on performance vest quarterly in 2018 in equal increments, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The following table summarizes our total unrecognized compensation cost as of June 30, 2015 associated with outstanding restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock units	2013	142,494	$29.80	$4.2	36	$3.2
2015 Transition TSR	2013	77,369	7.48	0.6	24	0.1
2016 Transition TSR	2013	115,785	8.67	1.0	36	0.5
2015 Transition Relative TSR	2013	77,368	13.06	1.0	24	0.3
2016 Transition Relative TSR	2013	115,781	14.25	1.7	36	0.8
Restricted stock units	2014	122,137	29.80	3.6	36	1.8
2016 TSR	2014	154,584	8.67	1.3	48	0.8
2016 Relative TSR	2014	154,584	14.25	2.2	48	1.4
2017 Restricted stock units	2015	123,693	40.57	5.0	33	4.6
2017 LTIP Units	2015	154,716	14.66	2.3	45	2.1
2017 Relative TSR	2015	154,716	22.50	3.5	45	3.2
2017 Restricted stock units	2015	39,914	40.74	1.6	33	1.5
2017 LTIP Units	2015	54,151	14.45	0.8	45	0.7
2017 Relative TSR	2015	54,151	22.91	1.2	45	1.2
Restricted stock units	2015	10,644	12.36	0.1	9	0.1
Restricted stock units	2015	19,825	24.92	0.5	21	0.4
Restricted stock units	2015	7,799	35.08	0.3	33	0.2
Total		1,579,711	$19.63	$30.9		$22.9

We used a Monte Carlo model to estimate the fair value for PRSUs and the LTIP Units granted to the employees.

Director Restricted Stock Grants

As of June 30, 2015, we had 23,649 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of June 30, 2015, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $0.4 million.

NOTE 12 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Rate as of June 30,	June 30,	December 31,
	Maturity	2015	2015	2014
			(in thousands)
Secured borrowings:
GE Term loan	2019	4.00%	$180,000	$—
HUD mortgages assumed June 2010(1)	2040 - 2045	—	—	126,319
HUD mortgages assumed October 2011(1)	2036	4.91%	26,253	26,658
HUD mortgages assumed December 2011(1)	2044	3.06%	56,815	57,416
HUD mortgages assumed December 2012(1)	2041	—	—	41,061
Total secured borrowings			263,068	251,454

Unsecured borrowings:
Revolving line of credit	2018	1.48%	351,000	85,000
Term loan	2019	1.69%	200,000	200,000
Acquisition Term loan	2017	1.68%	200,000	—
Omega OP Term loan	2017	1.68%	100,000	—
			851,000	285,000

2020 notes	2020	—	—	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2027 notes	2027	4.50%	700,000	—
Subordinated debt	2021	9.00%	20,679	20,747
			2,345,679	1,845,747
Discount - net			(11,823)	(3,698)
Total unsecured borrowings			3,184,856	2,127,049
Total – net			$3,447,924	$2,378,503

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at June 30, 2015 excluding a 0.5% third-party administration fee.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2015 and December 31, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

On April 30, 2015, we paid approximately $9.1 million to retire one mortgage loan guaranteed by HUD. The loan was assumed as part of an acquisition in a prior year, and had an interest rate of 4.35% per annum with maturity on March 1, 2041. The payoff resulted in a $1.0 million gain on the extinguishment of the debt due to the write-off of the $1.5 million of fair market value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $0.5 million.

General Electric Term Loan

On April 1, 2015, as a result of the Aviv Merger, the Company assumed a $180 million secured term loan with General Electric Capital Corporation (“GE”). On each payment date, the Company pays interest only in arrears on any outstanding principal balance until February 1, 2017 when principal and interest will be paid in arrears based on a thirty year amortization schedule. The interest rate is based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at June 30, 2015 was 4.00%. The initial term expires in December 2019 with the full balance of the loan due at that time.

Bank Credit Facilities

On June 27, 2014, we entered into a $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” and, collectively, the “2014 Credit Facilities”).

On April 1, 2015, Omega entered into a First Amendment to Credit Agreement (the “First Amendment to Omega Credit Agreement”) which amended the 2014 Credit Facilities. Under the First Amendment to Omega Credit Agreement, Omega (i) increased the aggregate revolving commitment amount under the Revolving Credit Facility from $1 billion to $1.25 billion and (ii) obtained a $200 million senior unsecured incremental term loan facility (the “Acquisition Term Loan Facility”).

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility is used for acquisitions and general corporate purposes. At June 30, 2015, we had a total of $351.0 million borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At June 30, 2015, we had a total of $200.0 million in borrowings outstanding under the Term Loan Facility. The Term Loan Facility matures on June 27, 2019.

The Acquisition Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At June 30, 2015, we had a total of $200.0 million in borrowings outstanding under the Acquisition Term Loan Facility. The Acquisition Term Loan Facility matures on June 27, 2017, subject to Omega’s option to extend the maturity date of the Acquisition Term Loan Facility twice, the first extension until June 27, 2018 and the second extension until June 27, 2019.

Omega OP Term Loan Facility

On April 1, 2015, Omega OP entered into a $100 million senior unsecured term loan facility (the “Omega OP Term Loan Facility”). The Omega OP Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Omega OP Term Loan Facility matures on June 27, 2017, subject to Omega OP’s option to extend such maturity date twice, the first extension until June 27, 2018 and the second extension until June 27, 2019. At June 30, 2015, we had a total of $100.0 million borrowings outstanding under the Omega OP Term Loan Facility.

$200 Million 7.5% Senior Notes due 2020 Redemption

On March 13, 2015, Omega redeemed all of its outstanding 7.5% Senior Notes due 2020 (the “2020 Notes”) at a redemption price of approximately $208.7 million, consisting of 103.750% of the principal amount, plus accrued and unpaid interest on such notes to, but not including, the date of redemption.

In connection with the redemption, during the first quarter of 2015, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fees for early redemption and $4.2 million of write-offs associated with unamortized deferred financing costs and discount. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering. See Note 9 Dividends and Equity for additional details.

Issuance of $700 Million of Senior Notes

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.50% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. The Company’s total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $683 million. The net proceeds of the offering were used for general corporate purposes, including the repayment of Aviv indebtedness on April 1, 2015 in connection with the Aviv Merger, and repayment of future maturities on Omega’s outstanding debt.

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

$250 Million of Senior Notes Exchange Offer

On June 17, 2015, we commenced an offer to exchange $250 million of our 4.50% Senior Notes due 2025 that have been registered under the Securities Act of 1933 (the “Exchange Notes”) for $250 million of our outstanding 4.50% Senior Notes due 2025, which were issued on September 11, 2014 in a private placement (the “Initial Notes”). The exchange offer was conducted upon the terms and subject to the conditions set forth in the prospectus dated June 17, 2015, and the related letter of transmittal.

All of the $250 million aggregate principal amount of the Initial Notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for Exchange Notes as of July 17, 2015, pursuant to the terms of the exchange offer. The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes have been registered under the Securities Act of 1933 and the provisions of the Initial Notes relating to transfer restrictions, registration rights and additional interest do not apply to the Exchange Notes.

Other Debt Repayments

In connection with the Aviv Merger on April 1, 2015, the Company assumed notes payable with a face amount of $650.0 million and a revolving credit facility with an outstanding balance of $525.0 million. In connection with the Aviv Merger, the Company repaid this debt assumed from Aviv on April 1, 2015. Due to the contractual requirements for early repayments; the Company paid approximately $705.6 million for the $650.0 million notes assumed. The amount repaid in connection with the revolving credit facility was $525.0 million.

NOTE 13 – FINANCIAL INSTRUMENTS

At June 30, 2015 and December 31, 2014, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:	(in thousands)
Cash and cash equivalents	$25,154	$25,154	$4,489	$4,489
Restricted cash	21,545	21,545	29,076	29,076
Investments in direct financing leases	571,377	571,377	539,232	539,232
Mortgage notes receivable – net	682,255	681,084	648,079	642,626
Other investments – net	82,955	83,973	48,952	49,513
Totals	$1,383,286	$1,383,133	$1,269,828	$1,264,936
Liabilities:
Revolving line of credit	$351,000	$351,000	$85,000	$85,000
Term loan	200,000	200,000	200,000	200,000
Acquisition Term loan	200,000	200,000	—	—
Omega OP Term loan	100,000	100,000	—	—
7.50% notes due 2020 – net	—	—	198,235	264,269
6.75% notes due 2022 – net	580,063	783,598	580,410	677,851
5.875% notes due 2024 – net	400,000	470,977	400,000	449,242
4.95% notes due 2024 – net	395,051	408,036	394,768	410,358
4.50% notes due 2025 – net	247,994	250,275	247,889	244,053
4.50% notes due 2027 – net	690,069	675,259	—	—
GE Term loan due 2019	180,000	180,000	—	—
HUD debt	83,068	81,657	251,454	266,434
Subordinated debt	20,679	29,119	20,747	26,434
Totals	$3,447,924	$3,729,921	$2,378,503	$2,623,641

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument (see Note 2 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2014). The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents and restricted cash: The carrying amount of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

•	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3).

•	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Revolving line of credit and term loans: The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates (Level 3).

•	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated based on open market trading activity provided by a third party (Level 2).

•	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated based on quotes obtained by HUD debt brokers (Level 2).

NOTE 14 – LITIGATION

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

As previously reported, four putative class actions were filed by purported stockholders of Aviv against Aviv, its directors, the Company and Merger Sub challenging the Aviv Merger and alleging that the disclosures in the Form S-4 filed with the Securities and Exchange Commission in connection with the Aviv Merger were inadequate to allow Aviv shareholders to make an informed decision whether to approve the Aviv Merger. On January 28, 2015, the court entered a stipulated consolidation order consolidating the four lawsuits into a single proceeding and on March 20, 2015, the court granted the defendants’ motions to dismiss the consolidated complaint. The time period for taking an appeal of the grant of the motions to dismiss has now expired and, as a result, we believe these matters are now concluded.

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

NOTE 15 – EARNINGS PER SHARE

The computation of basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the relevant period. Diluted EPS is computed using the treasury stock method, which is net income divided by the total weighted-average number of common outstanding shares plus the effect of dilutive common equivalent shares during the respective period. Dilutive common shares reflect the assumed issuance of additional common shares pursuant to certain of our share-based compensation plans, including stock options, restricted stock and performance restricted stock units and the assumed issuance of additional shares related to Omega OP Units held by outside investors.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income	$43,466	$46,817	$86,518	$102,646
Less: Net income attributable to noncontrolling interests	(2,038)	—	(2,038)	—
Net income available to common stockholders	$41,428	$46,817	$84,480	$102,646
Denominator:
Denominator for basic earnings per share	182,697	126,474	158,521	125,467
Effect of dilutive securities:
Common stock equivalents	2,796	962	1,628	663
Noncontrolling interest – OP units	8,989	—	4,495	—
Denominator for diluted earnings per share	194,482	127,436	164,644	126,130

Earnings per share – basic:
Net income available to common stockholders	$0.23	$0.37	$0.53	$0.82
Earnings per share – diluted:
Net income	$0.22	$0.37	$0.53	$0.81

NOTE 16 – CONSOLIDATING FINANCIAL STATEMENTS

As of June 30, 2015, we had outstanding: (i) $575 million 6.75% Senior Notes due 2022, (ii) $400 million 5.875% Senior Notes due 2024, (iii) $400 million 4.95% Senior Notes due 2024, (iv) $250 million 4.5% Senior Notes due 2025 and (v) $700 million 4.5% Senior Notes due 2027 (collectively, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our 100% owned subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee amounts outstanding under the 2014 Credit Facilities. Any subsidiary that we properly designate as an “unrestricted subsidiary” under the indentures governing the high-yield Senior Notes due 2022 and 2024 will not provide guarantees of the Senior Notes or the First Amendment to Omega Credit Agreement.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries (which is comprised of 22 “unrestricted subsidiaries”) from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes. The results and financial position of acquired entities are included from the dates of their respective acquisitions.

As of June 30, 2015, the 22 subsidiaries were required by relevant documentation to be added as subsidiary guarantors, and are therefore presented as subsidiary guarantors in the following table. Such subsidiaries were formally joined as subsidiary guarantors under the relevant documentation, effective August 2015.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEETS

Unaudited

(in thousands, except per share amounts)

	June 30, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,216,154	$297,520	$-	$6,513,674
Less accumulated depreciation	(879,004)	(19,730)	-	(898,734)
Real estate properties – net	5,337,150	277,790	-	5,614,940
Investments in direct financing leases	571,377	-	-	571,377
Mortgage notes receivable	682,255	-	-	682,255
	6,590,782	277,790	-	6,868,572
Other investments	82,955	-	-	82,955
	6,673,737	277,790	-	6,951,527
Assets held for sale – net	15,903	-	-	15,903
Total investments	6,689,640	277,790	-	6,967,430

Cash and cash equivalents	22,916	2,238	-	25,154
Restricted cash	7,056	14,489	-	21,545
Accounts receivable – net	183,681	5,356	-	189,037
Goodwill	526,807	16,286	-	543,093
Investment in affiliates	186,316	-	(186,316)	-
Intercompany receivable	-	1,692	(1,692)	-
Other assets	60,309	7,108	-	67,417
Total assets	$7,676,725	$324,959	$(188,008)	$7,813,676

LIABILITIES AND EQUITY
Revolving line of credit	$351,000	$-	$-	$351,000
Term loan	500,000	-	-	500,000
Secured borrowings	180,000	216,620	(133,552)	263,068
Unsecured borrowings – net	2,313,177	20,679	-	2,333,856
Accrued expenses and other liabilities	258,071	13,513	-	271,584
Deferred income taxes	-	16,852	-	16,852
Total liabilities	3,602,248	267,664	(133,552)	3,736,360

Equity:
Common stock	18,332	-	-	18,332
Equity investment in affiliates	-	46,318	(46,318)	-
Common stock – additional paid-in capital	4,503,180	-	-	4,503,180
Cumulative net earnings	1,232,478	8,138	(8,138)	1,232,478
Cumulative dividends paid	(2,047,257)	-	-	(2,047,257)
Accumulated other comprehensive income	-	2,839	-	2,839
Total stockholders’ equity	3,706,733	57,295	(54,456)	3,709,572
Noncontrolling interest	367,744	-	-	367,744
Total equity	4,074,477	57,295	(54,456)	4,077,316
Total liabilities and equity	$7,676,725	$324,959	$(188,008)	$7,813,676

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEETS

Unaudited

(in thousands, except per share amounts)

	December 31, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated

ASSETS
Real estate properties
Land and buildings	$3,108,597	$115,188	$—	$3,223,785
Less accumulated depreciation	(805,679)	(16,033)	—	(821,712)
Real estate properties – net	2,302,918	99,155	—	2,402,073
Investments in direct financing leases	539,232	—	—	539,232
Mortgage notes receivable	648,079	—	—	648,079
	3,490,229	99,155	—	3,589,384
Other investments	48,952	—	—	48,952
	3,539,181	99,155	—	3,638,336
Assets held for sale – net	12,792	—	—	12,792
Total investments	3,551,973	99,155	—	3,651,128

Cash and cash equivalents	4,489	—	—	4,489
Restricted cash	15,143	13,933	—	29,076
Accounts receivable – net	163,610	4,566	—	168,176
Investment in affiliates	7,941	—	(7,941)	—
Intercompany receivable	—	1,005	(1,005)	—
Other assets	60,820	7,956	—	68,776
Total assets	$3,803,976	$126,615	$(8,946)	$3,921,645

LIABILITIES AND EQUITY
Revolving line of credit	$85,000	$—	$—	$85,000
Term loan	200,000	—	—	200,000
Secured borrowings	167,379	84,075	—	251,454
Unsecured borrowings – net	1,821,302	20,747	—	1,842,049
Accrued expenses and other liabilities	128,968	12,847	—	141,815
Total liabilities	2,402,649	117,669	—	2,520,318

Equity:
Common stock	12,761	—	—	12,761
Common stock – additional paid-in-capital	2,136,234	—	—	2,136,234
Cumulative net earnings	1,147,998	8,946	(8,946)	1,147,998
Cumulative dividends paid	(1,895,666)	—	—	(1,895,666)
Total stockholders’ equity	1,401,327	8,946	(8,946)	1,401,327
Total liabilities and equity	$3,803,976	$126,615	$(8,946)	$3,921,645

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$157,337	$5,775	$-	$163,112	$254,950	$9,126	$-	$264,076
Income from direct financing leases	15,020	-	-	15,020	29,366	-	-	29,366
Mortgage interest income	17,562	-	-	17,562	34,141	-	-	34,141
Other investment income – net	2,017	-	-	2,017	3,548	-	-	3,548
Total operating revenues	191,936	5,775	-	197,711	322,005	9,126	-	331,131

Expenses
Depreciation and amortization	56,818	2,338	-	59,156	86,081	3,685	-	89,766
General and administrative	10,277	31	-	10,308	16,257	65	-	16,322
Acquisition costs	44,571	2,513	-	47,084	49,439	2,513	-	51,952
Impairment loss on real estate properties	6,916	-	-	6,916	12,898	-	-	12,898
Provision for uncollectible mortgages, notes and accounts receivable	(7)	-	-	(7)	(9)	-	-	(9)
Total operating expenses	118,575	4,882	-	123,457	164,666	6,263	-	170,929

Income before other income and expense	73,361	893	-	74,254	157,339	2,863	-	160,202
Other income (expense):
Interest income	3	4	-	7	192	8	-	200
Interest expense	(35,984)	(2,264)	-	(38,248)	(67,119)	(3,488)	-	(70,607)
Interest – amortization of deferred financing costs	(1,820)	(6)	-	(1,826)	(3,168)	(11)	-	(3,179)
Interest – refinancing gain (costs)	1,016	-	-	1,016	(8,361)	-	-	(8,361)
Equity in earnings	(1,553)	-	1,553	-	(808)	-	808	-
Total other expense	(38,338)	(2,266)	1,553	(39,051)	(79,264)	(3,491)	808	(81,947)

Income before gain on assets sold	35,023	(1,373)	1,553	35,203	78,075	(628)	808	78,255
Gain on assets sold – net	8,802	-	-	8,802	8,802	-	-	8,802
Income from continuing operations before income taxes	43,825	(1,373)	1,553	44,005	86,877	(628)	808	87,057
Income taxes	(359)	(180)	-	(539)	(359)	(180)	-	(539)
Net income	43,466	(1,553)	1,553	43,466	86,518	(808)	808	86,518
Net income attributable to noncontrolling interest	(2,038)	73	(73)	(2,038)	(2,038)	73	(73)	(2,038)
Net income available to common stockholders	$41,428	$(1,480)	$1,480	$41,428	$84,480	$(735)	$735	$84,480

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$92,967	$3,275	$-	$96,242	$185,609	$6,551	$-	$192,160
Income from direct financing leases	14,146	-	-	14,146	28,230	-	-	28,230
Mortgage interest income	9,923	-	-	9,923	19,249	-	-	19,249
Other investment income – net	1,489	-	-	1,489	3,162	-	-	3,162
Total operating revenues	118,525	3,275	-	121,800	236,250	6,551	-	242,801

Expenses
Depreciation and amortization	29,995	1,306	-	31,301	60,138	2,607	-	62,745
General and administrative	6,267	30	-	6,297	12,732	62	-	12,794
Acquisition costs	45	-	-	45	140	-	-	140
Impairment loss on real estate properties	1,558	-	-	1,558	1,558	-	-	1,558
Provision for uncollectible mortgages, notes and accounts receivable	2,761	-	-	2,761	2,745	-	-	2,745
Total operating expenses	40,626	1,336	-	41,962	77,313	2,669	-	79,982

Income before other income and expense	77,899	1,939	-	79,838	158,937	3,882	-	162,819
Other income (expense):
Interest income	13	4	-	17	18	7	-	25
Interest expense	(28,208)	(1,239)	-	(29,447)	(54,037)	(2,491)	-	(56,528)
Interest – amortization of deferred financing costs	(940)	(6)	-	(946)	(1,857)	(11)	-	(1,868)
Interest – refinancing gain (costs)	(2,645)	-	-	(2,645)	(4,685)	-	-	(4,685)
Equity in earnings	698	-	(698)	-	1,387	-	(1,387)	-
Total other expense	(31,082)	(1,241)	(698)	(33,021)	(59,174)	(2,495)	(1,387)	(63,056)

Income before gain on assets sold	46,817	698	(698)	46,817	99,763	1,387	(1,387)	99,763
Gain on assets sold – net	-	-	-	-	2,883	-	-	2,883
Net income available to common stockholders	$46,817	$698	$(698)	$46,817	$102,646	$1,387	$(1,387)	$102,646

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated
Cash flows from operating activities
Net income	$86,518	$(808)	$808	$86,518
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	86,081	3,685	—	89,766
Provision for impairment on real estate properties	12,898	—	—	12,898
Provision for uncollectible mortgages, notes and accounts receivable	(9)	—	—	(9)
Amortization of deferred financing and debt extinguishment costs	11,529	11	—	11,540
Accretion of direct financing leases	(5,321)	—	—	(5,321)
Stock-based compensation	4,483	—	—	4,483
Gain on assets sold – net	(8,802)	—	—	(8,802)
Amortization of acquired in-place leases - net	(2,883)	—	—	(2,883)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	1,129	—	—	1,129
Straight-line rent receivables	(15,085)	(786)	—	(15,871)
Lease inducements	(328)	—	—	(328)
Effective yield receivable on mortgage notes	(2,253)	—	—	(2,253)
Other operating assets and liabilities	22,921	112	(808)	22,225
Net cash provided by operating activities	190,878	2,214	—	193,092
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(6,300)	(177,484)	—	(183,784)
Cash acquired in merger	84,858	—	—	84,858
Investment in construction in progress	(15,913)	—	—	(15,913)
Investment in U.K. subsidiary	(179,870)	179,870	—	—
Placement of mortgage loans	(4,701)	—	—	(4,701)
Proceeds from sale of real estate investments	26,846	—	—	26,846
Capital improvements to real estate investments	(9,879)	(1,472)	—	(11,351)
Proceeds from other investments	14,206	—	—	14,206
Investments in other investments	(36,600)	—	—	(36,600)
Collection of mortgage principal	1,735	—	—	1,735
Net cash (used in) provided by investing activities	(125,618)	914	—	(124,704)
Cash flows from financing activities
Proceeds from credit facility borrowings	782,000	—	—	782,000
Payments on credit facility borrowings	(516,000)	—	—	(516,000)
Receipts of other long-term borrowings	989,822	—	—	989,822
Payments of other long-term borrowings	(1,586,660)	(931)	—	(1,587,591)
Payments of financing related costs	(26,123)	—	—	(26,123)
Receipts from dividend reinvestment plan	30,111	—	—	30,111
Payments for exercised options and restricted stock – net	(6,982)	—	—	(6,982)
Net proceeds from issuance of common stock	440,036	—	—	440,036
Dividends paid	(151,387)	—	—	(151,387)
Distributions to OP Unit holders	(1,650)	—	—	(1,650)
Net cash used in financing activities	(46,833)	(931)	—	(47,764)

Increase in cash and cash equivalents	18,427	2,197	—	20,624
Effect of foreign currency translation on cash and cash equivalents	—	41	—	41
Cash and cash equivalents at beginning of period	4,489	—	—	4,489
Cash and cash equivalents at end of period	$22,916	$2,238	$—	$25,154

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Six Months Ended June 30, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Company	Consolidated
Cash flows from operating activities
Net income	$102,646	$1,387	$(1,387)	$102,646
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,138	2,607	—	62,745
Provision for impairment on real estate properties	1,558	—	—	1,558
Provision for uncollectible mortgages, notes and accounts receivable	2,745	—	—	2,745
Amortization of deferred financing and debt extinguishment costs	6,542	11	—	6,553
Accretion of direct financing leases	(4,764)	—	—	(4,764)
Stock-based compensation	4,548	—	—	4,548
Gain on assets sold – net	(2,883)	—	—	(2,883)
Amortization of acquired in-place leases - net	(2,571)	—	—	(2,571)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	912	—	—	912
Straight-line rent receivables	(10,091)	(610)	—	(10,701)
Lease inducements	1,362	—	—	1,362
Effective yield receivable on mortgage notes	(584)	—	—	(584)
Other operating assets and liabilities	5,891	(2,089)	1,387	5,189
Net cash provided by operating activities	165,449	1,306	—	166,755
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(22,000)	—	—	(22,000)
Placement of mortgage loans	(528,343)	—	—	(528,343)
Proceeds from sale of real estate investments	3,924	—	—	3,924
Capital improvements to real estate investments	(7,953)	(409)	—	(8,362)
Proceeds from other investments	2,345	—	—	2,345
Investments in other investments	(5,379)	—	—	(5,379)
Collection of mortgage principal	117,522	—	—	117,522
Net cash used in investing activities	(439,884)	(409)	—	(440,293)
Cash flows from financing activities
Proceeds from credit facility borrowings	590,000	—	—	590,000
Payments on credit facility borrowings	(646,000)	—	—	(646,000)
Receipts of other long-term borrowings	594,320	—	—	594,320
Payments of other long-term borrowings	(201,593)	(897)	—	(202,490)
Payments of financing related costs	(12,740)	—	—	(12,740)
Receipts from dividend reinvestment plan	45,804	—	—	45,804
Payments for exercised options and restricted stock – net	(943)	—	—	(943)
Net proceeds from issuance of common stock	57,152	—	—	57,152
Dividends paid	(125,492)	—	—	(125,492)
Net cash provided by (used in) financing activities	300,508	(897)	—	299,611

Increase in cash and cash equivalents	26,073	—	—	26,073
Cash and cash equivalents at beginning of period	2,616	—	—	2,616
Cash and cash equivalents at end of period	$28,689	$—	$—	$28,689

NOTE 17 – SUBSEQUENT EVENTS

$112 Million Real Estate Acquisitions

On July 24, 2015, the Company purchased five buildings on the Upper East Side of Manhattan for approximately $112 million and leased them to an existing operator of the Company. The Company and its operator plan to co-develop the sites into a 201,000 square-foot senior living facility. The properties were added to the operator’s existing master lease. During the construction phase, the Company will earn a 5% annual yield on the investment.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2014, in Part II, Item 1A of our quarterly report on Form 10-Q for the three months ended March 31, 2015 and in Part II, Item 1A of this report;

(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;

(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;

(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;

(v)	our ability to negotiate appropriate modifications to the terms of our credit facilities;

(vi)	our ability to manage, re-lease or sell any owned and operated facilities;

(vii)	the availability and cost of capital;

(viii)	changes in our credit ratings and the ratings of our debt securities;

(ix)	competition in the financing of healthcare facilities;

(x)	regulatory and other changes in the healthcare sector;

(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;

(xii)	changes in the financial position of our operators;

(xiii)	changes in interest rates;

(xiv)	the amount and yield of any additional investments;

(xv)	changes in tax laws and regulations affecting real estate investment trusts;

(xvi)	the possibility that we will not realize estimated synergies or growth as a result of our merger with Aviv, or that such benefits may take longer to realize than expected; and

(xvii)	our ability to maintain our status as a real estate investment trust.

Overview

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed-rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

Omega was formed as a real estate investment trust (“REIT”) and incorporated in the State of Maryland on March 31, 1992. In April 2015, Aviv REIT Inc., a Maryland corporation (“Aviv”), merged (the “Aviv Merger”) with and into a wholly owned subsidiary of Omega, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 30, 2014 (the “Merger Agreement”), by and among the Company, Aviv, OHI Healthcare Properties Holdco, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Omega (“Merger Sub”), OHI Healthcare Properties Limited Partnership, a Delaware limited partnership (“Omega OP”), and Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership (the “Aviv OP”).

Prior to April 1, 2015 and in accordance with the Merger Agreement, Omega restructured the manner in which it holds its assets by converting to an umbrella partnership real estate investment trust structure (the “UPREIT Conversion”). As a result of the UPREIT Conversion and following the consummation of the Aviv Merger, substantially all of the Company’s assets are held by Omega OP.

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of June 30, 2015, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 5% of the Omega OP Units.

Our portfolio of investments at June 30, 2015, consisted of 936 healthcare facilities (including five facilities that are closed/held for sale), located in 41 states and operated by 84 third-party operators. Our gross investment in these facilities totaled approximately $7.8 billion at June 30, 2015, with 99% of our real estate investments related to long-term healthcare facilities. Our portfolio is made up of: (i) 775 SNFs, (ii) 81 assisted living facilities (“ALFs”), (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed rate mortgages on 56 SNFs and two ALFs and (vi) five SNFs that are closed/held for sale. At June 30, 2015, we also held other investments of approximately $83.0 million, consisting primarily of secured loans to third-party operators of our facilities.

As of June 30, 2015 and December 31, 2014 we do not have any material properties or operators with facilities that are not materially occupied.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Taxation

Since our inception, we have elected to be taxed as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code (the “Code”). So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules. We review our distributions and projected distributions each year to ensure we have met and will meet the annual REIT distribution requirements. In 2014 and 2013, we distributed dividends in excess of our taxable income. In 2015, we expect to distribute dividends in excess of our taxable income.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five subsidiary REITs that will be subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have also elected for four of our subsidiaries to be treated as TRSs. Three of our TRSs are subject to federal, state and local income taxes at the applicable corporate rates and the fourth is subject to foreign income taxes. As of June 30, 2015, one of our TRSs had a net operating loss carry-forward of approximately $1.0 million. The loss carry-forward is fully reserved with a valuation allowance as of June 30, 2015.

In connection with our acquisitions of Care Homes in May 2015, we acquired 10 legal entities consisting of 23 facilities. The tax basis in these legal entities acquired for United Kingdom taxes was approximately $82 million less than the purchase price. We recorded a preliminary initial deferred tax liability associated with the temporary tax basis difference of approximately $16 million.

During the second quarter of 2015, we recorded state and local income tax provision of approximately $0.4 million and provision for foreign income taxes of approximately $0.2 million.

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

Healthcare Reform. A substantial amount of rules and regulations have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Healthcare Reform Law”). We expect additional rules, regulations and interpretations under the Healthcare Reform Law that may materially affect our operators’ financial condition and operations. For example, although the U.S. Supreme Court has upheld the Healthcare Reform Law (other than the requirement that states expand Medicaid beginning in 2014), the Healthcare Reform Law and the implementation thereof continue to receive challenge and scrutiny from Congress, state attorneys general and legislators, and private individuals and organizations. In addition, certain measures recently taken under the authority of, or in connection with, the Healthcare Reform Law may lead to additional modification and/or clarification in the future, including the following:

•             On January 3, 2013, a new federal Commission on Long-Term Care was established and tasked with developing a plan for the establishment, implementation and financing of a high-quality system to provide long-term care services. In September 2013, the Commission released a report with 38 proposals for legislative and administrative actions to promote the establishment and financing of a long-term care services system that will ensure the availability of such services to those who need them. The Commission recommended creating a national advisory committee and convening a 2015 White House Conference on aging which is now holding regional forums and publishing policy briefs.

•             The Healthcare Reform Law requires private health insurers that sell policies to individuals and small businesses to provide, starting in 2014, a set of “essential health benefits” in ten categories, including prescription drugs, rehabilitative and habilitative services, and chronic disease management. As required under the law, each state has defined the essential health benefits required in that state.

•             The Healthcare Reform Law requires SNFs to implement a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. The Department of Health and Human Services (“HHS”) has not yet issued the proposed regulations to implement this law that were due in March 2012.

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

A proposed rule was issued in April 2015 by the Center for Medicaid and Medicare Services (“CMS”) outlining the FY 2016 Medicare payment rates for SNFs. The rule projects that aggregate payments to SNFs will increase by $500 million, or 1.4%, from payments in FY 2015. This estimated increase is attributable to a 2.6% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced by 0.6% in accordance with the multifactor productivity adjustment required by law. The proposed rule also included policies that advance setting measurable goals and timelines for paying SNFs based on the quality rather than the quantity of care to patients. Comments on this proposed rule were accepted until June 19, 2015.

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

Medicare. The CMS estimates that aggregate Medicare payments to SNFs will increase by $750 million, or 2.0%, for the federal fiscal year that begins October 1, 2014 relative to payments in the prior federal fiscal year. This estimated increase is attributable to a 2.5% market based increase, reduced by a 0.5% multifactor productivity adjustment required by law.

Provisions contained in the American Taxpayer Relief Act (“ATRA”) of 2012, known colloquially as the fiscal cliff deal, are designed to reduce Medicare payments to SNFs by an estimated $600 million during 2012 to 2022. It also reduces payments for multiple procedures or therapies provided on the same day, which will result in approximately $1.8 billion savings to Medicare over the next 10 years, which will impact SNFs as well. Under ATRA, sequestration cuts impacting domestic and defense spending became effective March 1, 2013. Although Medicaid is exempted from the sequestration cuts, they included a 2% cut in payments to Medicare providers and suppliers, which amounted to an estimated $11.3 billion in cuts in federal fiscal year 2013. The Bipartisan Budget Act of 2013 provides for $63 billion in sequestration relief in federal fiscal years 2014 and 2015 which will be split evenly between defense and nondefense programs. To date, Medicare has not been impacted.

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

Office of the Inspector General Activities. The Office of Inspector General’s (the “OIG”) Work Plan for government fiscal year 2015, which describes projects that the OIG plans to address during the fiscal year, includes a number of projects related to nursing homes. Reviews of Medicare Part A and Part B payments and services for SNFs will focus on the following: (1) (new) monitor Part B billings for abuse during non-Part A stays; (2) billing patterns for Part B services; (3) state agency verification of deficiency corrections; (4) background checks for employees; and (5) hospitalization of residents for manageable and preventable conditions. In its Mid-Year Update, the OIG indicated that its priorities are billings for therapy, verification of correction plans for deficiencies and background checks. The OIG will also continue its efforts in addressing fraud and abuse. While we cannot predict the results of the OIG’s activities, the projects could result in further scrutiny and/or oversight of nursing homes.

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

Goodwill

In addition, during the second quarter of 2015, the Company adopted a critical accounting policy for Goodwill. Goodwill represents a purchase price in excess of the fair value of assets acquired and liabilities assumed and the cost associated with expanding our portfolio. Goodwill is not amortized. We assess goodwill for potential impairment during the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the entity. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the entity is less than its carrying amount. If we conclude that it is more likely than not that the fair value of the entity is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential impairment and measure the amount of impairment we will recognize, if any. We do not expect any of the goodwill to be deductible for tax purposes.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended June 30, 2015 and 2014

Operating Revenues

Our operating revenues for the three months ended June 30, 2015, totaled $197.7 million, an increase of $75.9 million over the same period in 2014. The $75.9 million increase was primarily the result of: (i) $57.8 million rental income associated with the Aviv Merger; (ii) $2.4 million rental income related to the United Kingdom (“U.K.”) acquisition and (iii) $7.6 million increase in mortgage interest income primarily due to (a) the $415 million new multiple facility mortgage we entered into with an existing operator in the second quarter of 2014 and (b) the new Aviv mortgages acquired as part of the Aviv Merger.

Operating Expenses

Operating expenses for the three months ended June 30, 2015, totaled $123.5 million, an increase of approximately $81.5 million over the same period in 2014. The increase was primarily due to: (i) a $47.0 million increase in acquisition costs due to the Aviv Merger and U.K. acquisition, (ii) $27.9 million increase in depreciation and amortization expense also as a result of Aviv Merger and U.K. acquisition, (iii) a $5.4 million increase in provision for impairments on real estate properties and (iv) a $4.0 million increase in general and administrative expenses, offset by (i) $2.8 million decrease in provision for uncollectible receivables related to (a) a 2014 write-off of an effective yield interest receivable related to the refinancing (termination) of a mortgage receivable and (b) a 2014 write-off of a straight-line receivable related to the transition of two facilities from an existing operator to a new operator.

Other Income (Expense)

For the three months ended June 30, 2015, total other expenses were $39.1 million, an increase of approximately $6.0 million over the same period in 2014. The increase was primarily the result of an increase of $8.8 million in interest expense due to an increase in borrowings outstanding to fund new investments since January 2014, including the April 1, 2015 Aviv Merger and May 1, 2015 U.K. acquisition, offset by a decrease of $3.7 million in interest refinancing costs. In the second quarter of 2015, we paid approximately $9.1 million to retire one mortgage loan guaranteed by HUD. The payoff resulted in a $1.0 million gain on the extinguishment of the debt due to the write-off of the $1.5 million of fair market value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $0.5 million. In 2014, we wrote-off approximately $2.6 million deferred financing costs associated with the termination of the Company’s previous credit facilities.

Six Months Ended June 30, 2015 and 2014

Operating Revenues

Our operating revenues for the six months ended June 30, 2015, totaled $331.1 million, an increase of $88.3 million over the same period in 2014. The $88.3 million increase was primarily the result of: (i) $57.8 million rental income associated with Aviv Merger; (ii) $2.4 million rental income related to the U.K. acquisition and additional $11.7 million rental income associated with acquisitions and lease amendments/extensions made throughout 2014 and in the first quarter of 2015 and (iii) $14.9 million increase in mortgage interest income primarily due to the $415 million new multiple facility mortgage we entered into with an existing operator in the second quarter of 2014.

Operating Expenses

Operating expenses for the six months ended June 30, 2015, totaled $170.9 million, an increase of approximately $90.9 million over the same period in 2014. The increase was primarily due to: (i) a $51.8 million increase in acquisition costs due to the Aviv Merger and U.K. acquisition, (ii) a $27.0 million increase in depreciation due to the Aviv Merger and U.K. acquisition, (iii) an $11.3 million increase in provision for impairments on real estate properties and (iv) a $3.5 million increase in general and administrative expense as a result of the Aviv Merger.

Other Income (Expense)

For the six months ended June 30, 2015, total other expenses were $81.9 million, an increase of approximately $18.9 million over the same period in 2014. The increase was primarily the result of an increase of $14.1 million in interest expense due to an increase in borrowings outstanding to fund new investments since January 2014 including the April 1, 2015 Aviv Merger and May 1, 2015 U.K. acquisition and an increase of approximately $3.7 million in interest refinancing costs. For the six months ended June 30, 2015, we recorded $8.4 million of net interest refinancing related costs including: (i) $11.7 million in costs related to the early redemption of the 2020 Notes which consisted of: (a) prepayment penalties of approximately $7.5 million, (b) the write-off of deferred financing costs of $2.5 million and (c) the write-off of discount of $1.7 million, and a (ii) $7.9 million expense related to the prepayment fee for the payoff of the 22 HUD loans. These costs were offset by $11.2 million gain on the extinguishment of the debt due to the write-off of the fair market value adjustment recorded at the time of acquisition. For the six months ended June 30, 2014, we recorded $4.7 million interest refinancing cost associated with: (i) $2.6 million write-off of deferred financing costs associated with the termination of our previous $700 million senior unsecured credit facility (the “2012 Credit Facilities”) and (ii) $2.0 million write-off of deferred financing costs associated with the termination of the 2013 term loan facility.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations available to common stockholders (“NAREIT FFO”), for the three months ended June 30, 2015, was $100.7 million, compared to $79.7 million, for the same period in 2014. Our NAREIT FFO for the six months ended June 30, 2015 was $180.4 million, compared to $164.1 million for the same period in 2014.

We calculate and report NAREIT FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and, consequently, NAREIT FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets. We believe that NAREIT FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. The term NAREIT FFO was designed by the real estate industry to address this issue. NAREIT FFO herein is not necessarily comparable to NAREIT FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

NAREIT FFO is a non-GAAP financial measure. We use NAREIT FFO as one of several criteria to measure operating performance of our business. We further believe that by excluding the effect of depreciation, amortization, impairment on real estate assets and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, NAREIT FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and NAREIT FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table presents our NAREIT FFO results for the three- and six- months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)

Net income	$43,466	$46,817	$86,518	$102,646
Deduct gain from real estate dispositions	(8,802)	—	(8,802)	(2,883)
Sub-total	34,664	46,817	77,716	99,763
Elimination of non-cash items included in net income:
Depreciation and amortization	59,156	31,301	89,766	62,745
Add back impairments on real estate properties	6,916	1,558	12,898	1,558
NAREIT FFO (a)	$100,736	$79,676	$180,380	$164,066

(a)    Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

Acquisition of Aviv by Merger

On April 1, 2015, the Company closed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders and holders of certain vested equity incentive awards of Aviv. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building and three mortgages. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April 1, 2015, we estimate the fair value of the consideration exchanged or assumed to be approximately $3.8 billion.

In 2015, the Company has incurred approximately $48.5 million in acquisition related costs associated with the Aviv Merger.

Acquisition of $178 Million of Care Homes in United Kingdom

On May 1, 2015, we closed on a $178 million purchase/leaseback transaction (the “Care Homes Transaction”) for 23 care homes located in the United Kingdom and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to US ALFs, are located throughout the East Anglia region (north of London) of the United Kingdom. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million).

In 2015, the Company has incurred approximately $3.2 million in acquisition related costs associated with the Care Homes Transaction.

$6.8 Million New Investment in Q1 2015

On January 28, 2015, we purchased one SNF from an unrelated third party for approximately $6.3 million in cash and leased it to an existing operator. The purchase and sale agreement includes a provision that requires us to make an additional payment of $0.5 million to the seller if certain financial metrics of the facility are achieved. We recorded the potential $0.5 million payment as part of the purchase price. The 93 bed SNF, located in Texas, was added to the operator’s existing master lease with an initial annual cash yield of 9.5%. We recorded approximately $6.8 million consisting of land ($0.1 million), building and site improvements ($6.1 million), and furniture and fixtures ($0.6 million). We have not recorded goodwill in connection with this transaction.

Assets Sales and Impairments

In the first quarter of 2015, we initiated plans to construct a new single facility with an existing operator that would consolidate and replace three existing facilities. As a result, we recorded a total of $6.0 million in impairment charges related to three Florida SNFs to reduce their net book values to their estimated sales price. During the second quarter of 2015, we recorded an impairment of $6.9 million for a facility in Tennessee that is expected to be closed in the third quarter. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs.

In the second quarter of 2015, we sold four facilities for total cash proceeds of $26.6 million, generating a gain of approximately $8.8 million. Two of the facilities sold were the result of lessees exercising their purchase option.

Assets Held for Sale

In the first quarter of 2015, we reclassified one SNF in Alabama with a carrying value of approximately $4.1 million to assets held for sale. During the second quarter of 2015, the operator of the facility exercised its purchase option and purchased the facility for approximately $9.0 million. Also, in the second quarter of 2015, we reclassified one SNF in Pennsylvania with a carrying value of approximately $6.0 million to assets held for sale.

At June 30, 2015, we had three SNFs and one parcel of land classified as held-for-sale with an aggregate net book value of approximately $15.9 million.

Liquidity and Capital Resources

At June 30, 2015, we had total assets of $7.8 billion, total equity of $4.1 billion and debt of $3.4 billion, representing approximately 45.8% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of June 30, 2015 and December 31, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

On April 30, 2015, we paid approximately $9.1 million to retire one mortgage loan guaranteed by HUD. The loan was assumed as part of an acquisition in a prior year, and had an interest rate of 4.35% per annum with maturity on March 1, 2041. The payoff resulted in a $1.0 million gain on the extinguishment of the debt due to the write-off of the $1.5 million of fair market value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $0.5 million.

General Electric Term Loan

On April 1, 2015, as a result of the Aviv Merger, the Company assumed a $180 million secured term loan with General Electric Capital Corporation (“GE”). On each payment date, the Company pays interest only in arrears on any outstanding principal balance until February 1, 2017 when principal and interest will be paid in arrears based on a thirty year amortization schedule. The interest rate is based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at June 30, 2015 was 4.00%. The initial term expires in December 2019 with the full balance of the loan due at that time.

Bank Credit Facilities

On June 27, 2014, we entered into a $1.2 billion unsecured credit facility, comprised of a $1 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $200 million senior unsecured term loan facility (the “Term Loan Facility” and, collectively, the “2014 Credit Facilities”).

On April 1, 2015, Omega entered into a First Amendment to Credit Agreement (the “First Amendment to Omega Credit Agreement”) which amended the 2014 Credit Facilities. Under the First Amendment to Omega Credit Agreement, Omega (i) increased the aggregate revolving commitment amount under the Revolving Credit Facility from $1 billion to $1.25 billion and (ii) obtained a $200 million senior unsecured incremental term loan facility (the “Acquisition Term Loan Facility”).

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility is used for acquisitions and general corporate purposes. At June 30, 2015, we had a total of $351.0 million borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At June 30, 2015, we had a total of $200.0 million in borrowings outstanding under the Term Loan Facility. The Term Loan Facility matures on June 27, 2019.

The Acquisition Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At June 30, 2015, we had a total of $200.0 million in borrowings outstanding under the Acquisition Term Loan Facility. The Acquisition Term Loan Facility matures on June 27, 2017, subject to Omega’s option to extend the maturity date of the Acquisition Term Loan Facility twice, the first extension until June 27, 2018 and the second extension until June 27, 2019.

Omega OP Term Loan Facility

On April 1, 2015, Omega OP entered into a $100 million senior unsecured term loan facility (the “Omega OP Term Loan Facility”). The Omega OP Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Omega OP Term Loan Facility matures on June 27, 2017, subject to Omega OP’s option to extend such maturity date twice, the first extension until June 27, 2018 and the second extension until June 27, 2019. At June 30, 2015, we had a total of $100.0 million borrowings outstanding under the Omega OP Term Loan Facility.

$200 Million 7.5% Senior Notes due 2020 Redemption

On March 13, 2015, Omega redeemed all of its outstanding 7.5% Senior Notes due 2020 (the “2020 Notes”) at a redemption price of approximately $208.7 million, consisting of 103.750% of the principal amount, plus accrued and unpaid interest on such notes to, but not including, the date of redemption.

In connection with the redemption, during the first quarter of 2015, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fees for early redemption and $4.2 million of write-offs associated with unamortized deferred financing and discount costs. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering. See Note 9 Dividends and Equity in the accompanying consolidated financial statements.

Issuance of $700 Million of Senior Notes

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.50% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. The Company’s total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $683 million. The net proceeds of the offering were used for general corporate purposes, including the repayment of Aviv indebtedness on April 1, 2015 in connection with the Aviv Merger, and repayment of future maturities on Omega’s outstanding debt.

The 2027 Notes mature on April 1, 2027. The 2027 Notes bear an interest rate of 4.50% per annum, and are fully and unconditionally guaranteed, jointly and severally, by our existing and future 100% owned subsidiaries that guarantee indebtedness for money borrowed by Omega in a principal amount at least equal to $50 million (including as of the date hereof our existing senior notes and the facilities under our credit agreement). The 2027 Notes are Omega’s unsecured senior obligations and rank equally in right of payment with all of Omega’s existing and future senior debt and is senior in right of payment to all of Omega’s existing and future subordinated debt. Omega may redeem some or all of the 2027 Notes prior to January 1, 2027 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium calculated by reference to U.S. treasuries with a maturity comparable to the remaining term of the 2027 Notes, and accrued and unpaid interest, if any, to, but not including, the applicable redemption date. The 2027 Notes will be redeemable at any time on or after January 1, 2027 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

$250 Million of Senior Notes Exchange Offer

On June 17, 2015, we commenced an offer to exchange $250 million of our 4.50% Senior Notes due 2025 that have been registered under the Securities Act of 1933 (the “Exchange Notes”) for $250 million of our outstanding 4.50% Senior Notes due 2025, which were issued on September 11, 2014 in a private placement (the “Initial Notes”). The exchange offer was conducted upon the terms and subject to the conditions set forth in the prospectus dated June 17, 2015, and the related letter of transmittal.

All of the $250 million aggregate principal amount of the Initial Notes were validly tendered and not withdrawn prior to the expiration of the exchange offer, and were exchanged for Exchange Notes as of July 17, 2015, pursuant to the terms of the exchange offer. The Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes have been registered under the Securities Act of 1933 and the provisions of the Initial Notes relating to transfer restrictions, registration rights and additional interest do not apply to the Exchange Notes.

Other Debt Repayments

In connection with the Aviv Merger on April 1, 2015, we assumed notes payable with a face amount of $650.0 million and a revolving credit facility with an outstanding balance of $525.0 million. In connection with the Aviv Merger, the Company repaid this debt assumed from Aviv on April 1, 2015. Due to the contractual requirements for early repayments; the Company paid approximately $705.6 million for the $650.0 million notes assumed. The amount repaid in connection with the revolving credit facility was $525.0 million.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended June 30, 2015, approximately 0.7 million shares of our common stock at an average price of $36.46 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $24.7 million. For the six-month period ended June 30, 2015, approximately 0.8 million shares of our common stock at an average price of $37.07 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $30.1 million.

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

For the three- and six- months ended June 30, 2015, we declared and paid total dividends of $33.0 million and declared and paid $151.6 million to our common stockholders, respectively.

On July 15, 2015, the Board of Directors declared a common stock dividend of $0.55 per share, increasing the quarter common dividend rate by $0.01 per share over the prior quarter. The common stock dividend is payable on August 17, 2015 to common stockholders of record as of the close of business on July 31, 2015.

On April 15, 2015, our Board of Directors declared a prorated dividend of $0.18 per share of Omega’s common stock in view of the recently closed Aviv Merger. The per share dividend amount payable by Omega represents dividends for April 2015, at a quarterly dividend rate of $0.54 per share of common stock, increasing the quarterly common dividend rate by $0.01 per share over the prior quarter. The $0.18 dividend was paid in cash on May 15, 2015 to stockholders of record as of the close of business on April 30, 2015.

On March 5, 2015, our Board of Directors declared a prorated dividend of $0.36 per share of Omega’s common stock in view of the pending acquisition of Aviv pursuant to the Aviv Merger. The per share dividend amount represented dividends for February and March 2015, at the quarterly rate of $0.54 per share of common stock, increasing the quarterly common dividend rate by $0.01 per share over the prior quarter. The dividend was paid in cash on April 7, 2015 to stockholders of record as of the close of business on March 31, 2015.

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

Cash and cash equivalents totaled $25.2 million as of June 30, 2015, an increase of $20.7 million as compared to the balance at December 31, 2014. The following is a discussion of changes in cash and cash equivalents during the six months ended June 30, 2015 due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $193.1 million of net cash flow for the six months ended June 30, 2015, as compared to $166.8 million for the same period in 2014, an increase of $26.3 million. The increase was primarily due to additional cash flow generated from new investments, including the facilities acquired and leased throughout 2014 and during the first six months of 2015.

Investing Activities – Net cash flow from investing activities was an outflow of $124.7 million for the six months ended June 30, 2015, as compared to an outflow of $440.3 million for the same period in 2014. The $315.6 million decrease in cash outflow from investing activities relates primarily to (i) $3.0 million of net mortgage investment made in the first six months of 2015 compared to $410.8 million of net mortgage investment made in the same period of 2014, (ii) approximately $84.9 million cash acquired associated with Aviv Merger and (iii) $22.9 million increase in proceeds from the sale of real estate in the first six months of 2015 compared to the same period in 2014, offset by (i) an increase of $161.8 million in acquisitions in the first six months of 2015 compared to the same period of 2014, (ii) an increase of $18.9 million investment in construction in progress and capital improvements in the first six months of 2015 compared to the same period of 2014 and (iii) $19.3 million of net investment in other investments.

Financing Activities – Net cash flow from financing activities was an outflow of $47.8 million for the six months ended June 30, 2015 as compared to an inflow of $299.6 million for the same period in 2014. The $347.4 million change in cash flow from financing activities was primarily a result of the following: (i) $266.0 million net proceeds on the credit facility in the first six months of 2015 compared to net payments of $56.0 million for the same period in 2014, (ii) an increase in proceeds of $395.5 million in long term borrowings compared to the same period in 2014 and (iii) net proceeds of $440 million from issuance of 10.925 million of common stock in the first six months of 2015 as compared to $57.2 million for the same period in 2014. Offsetting these increases were: (i) an increase of $1.4 billion in payments of long term borrowings primarily due to (a) payoff of approximately $1.2 billion assumed Aviv debt, (b) early extinguishment of $200.0 million Senior Notes due 2020 in the first quarter of 2015, (c) $147.9 million HUD mortgage loans payoff including routine HUD debt principal in the first quarter of 2015 and (d) $9.1 million HUD mortgage loan payoff in the second quarter of 2015 as compared to (e) the $200.0 million 2013 Term Loan Facility paid off in March 2014 and (f) $1.2 million routine HUD debt principal for the same period in 2014 and (ii) dividend payments increased by $25.9 million due to an increase in number of shares outstanding and an increase of $0.08 per share in the common stock dividends.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2015, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 – Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

Internal Control Over Financial Reporting

On April 1, 2015, we acquired Aviv in a stock-for-stock transaction which added 342 facilities, two facilities subject to direct financing leases, one medical office building and three mortgages. Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of Aviv have a material effect on the Company’s internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Aviv into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include Aviv. The Company will report on its assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Except as described above, during the period covered by this report, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 14 – Litigation to the Consolidated Financial Statements in Part I, Item 1 hereto, which is hereby incorporated by reference in response to this item.

Item 1A – Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2014, with the Securities and Exchange Commission on February 27, 2015, which sets forth certain risk factors in Part I, Item 1A therein. We filed our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 on May 8, 2015, which sets forth certain additional risk factors in Part II, Item 1A therein. We have not experienced any material changes from the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 6–Exhibits

Exhibit No.
3.1	Articles of Amendment of Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 3.1 to Omega’s Current Report on Form 8-K filed with the SEC on July 20, 2015).
4.1	Fourteenth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.1C to Omega’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015).
4.2	Twelfth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.2C to Omega’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015).
4.3	Fifth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.3C to Omega’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015).
4.4	Fourth Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto (Incorporated by reference to Exhibit 4.2B to Omega’s Registration Statement on Form S-4, filed on April 16, 2015).
4.5	First Supplemental Indenture, dated as of April 1, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.5A to Omega’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015).
10.1	Second Amended and Restated Agreement of Limited Partnership by and among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., and Aviv Healthcare Properties Limited Partnership (Incorporated by reference to Exhibit 10.11 Omega’s Current Report on Form 8-K, filed on April 3, 2015).
10.2	First Amendment dated April 1, 2015 to the Credit Agreement dated June 27, 2014 by and between Omega Healthcare Investors Inc., the subsidiary guarantors listed therein, a syndicate of financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.12 to Omega’s Current Report on Form 8-K, filed on April 3, 2015).
10.3	Credit Agreement dated as of April 1, 2015, by and between OHI Healthcare Properties Limited Partnership, each of the subsidiary guarantors listed therein, a syndicate of financial institutions as listed therein as Lenders, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.13 to Omega’s Current Report on Form 8-K, filed on April 3, 2015).

10.4	Employment Agreement, dated April 1, 2015, between Omega Healthcare Investors, Inc. and Steven J. Insoft (incorporated by reference to Exhibit 10.3 to Omega’s Current Report on Form 8-K filed with the SEC on April 3, 2015). +
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.

Registrant

Date:	August 5, 2015	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	August 5, 2015	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

