Form 10-Q
period 2015-09-30
OMEGA HEALTHCARE INVESTORS INC
filed 2015-11-06
CIK 888491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 2015.

Common Stock, $.10 par value	187,043,489
(Class)	(Number of shares)

OMEGA HEALTHCARE INVESTORS, INC.

FORM 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate properties
Land and buildings	$6,723,479	$3,223,785
Less accumulated depreciation	(958,533)	(821,712)
Real estate properties – net	5,764,946	2,402,073
Investments in direct financing leases – net	584,333	539,232
Mortgage notes receivable	673,759	648,079
	7,023,038	3,589,384
Other investments	84,684	48,952
	7,107,722	3,638,336
Assets held for sale – net	10,371	12,792
Total investments	7,118,093	3,651,128

Cash and cash equivalents	15,319	4,489
Restricted cash	23,399	29,076
Accounts receivable – net	198,857	168,176
Goodwill	554,749	—
Other assets (see Note 12)	683,066	68,776
Total assets	$8,593,483	$3,921,645

LIABILITIES AND EQUITY
Revolving line of credit	$550,000	$85,000
Term loans	500,000	200,000
Secured borrowings – net	262,559	251,454
Unsecured borrowings – net	2,932,358	1,842,049
Accrued expenses and other liabilities	267,690	141,815
Deferred income taxes	16,225	—
Total liabilities	4,528,832	2,520,318

Equity:
Common stock $.10 par value authorized – 350,000 shares, issued and outstanding – 184,954 shares as of September 30, 2015 and 127,606 as of December 31, 2014	18,495	12,761
Common stock – additional paid-in capital	4,521,448	2,136,234
Cumulative net earnings	1,311,880	1,147,998
Cumulative dividends paid	(2,148,833)	(1,895,666)
Accumulated other comprehensive loss	(3,950)	—
Total stockholders’ equity	3,699,040	1,401,327
Noncontrolling interest	365,611	—
Total equity	4,064,651	1,401,327
Total liabilities and equity	$8,593,483	$3,921,645

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Rental income	$166,623	$97,536	$430,699	$289,696
Income from direct financing leases	15,216	14,211	44,582	42,441
Mortgage interest income	17,195	16,883	51,336	36,132
Other investment income – net	2,940	2,035	6,488	5,197
Total operating revenues	201,974	130,665	533,105	373,466

Expenses
Depreciation and amortization	60,143	30,111	149,909	92,856
General and administrative	10,160	5,987	26,482	18,781
Acquisition and merger related costs	3,555	259	55,507	399
Impairment loss on real estate properties	1,743	2,102	14,641	3,660
Provisions for uncollectible mortgages, notes and accounts receivable	301	(15)	292	2,730
Total operating expenses	75,902	38,444	246,831	118,426

Income before other income and expense	126,072	92,221	286,274	255,040
Other income (expense)
Interest income	5	11	205	36
Interest expense	(38,169)	(30,873)	(108,776)	(87,401)
Interest – amortization of deferred financing costs	(1,857)	(1,243)	(5,036)	(3,111)
Interest – refinancing gain (costs)	-	1,617	(8,361)	(3,068)
Total other expense	(40,021)	(30,488)	(121,968)	(93,544)

Income before gain (loss) on assets sold	86,051	61,733	164,306	161,496
(Loss) gain on assets sold – net	(2,391)	(20)	6,411	2,863
Income from continuing operations before income taxes	83,660	61,713	170,717	164,359
Income taxes	(406)	-	(945)	-
Net income	83,254	61,713	169,772	164,359
Net income attributable to noncontrolling interest	(3,852)	-	(5,890)	-
Net income available to common stockholders	$79,402	$61,713	$163,882	$164,359

Net income	$83,254	$61,713	$169,772	$164,359
Other comprehensive loss - foreign currency translation	(6,789)	-	(3,950)	-
Total comprehensive income	76,465	61,713	165,822	164,359
Add: comprehensive income attributable to noncontrolling interest	315	-	182	-
Comprehensive income attributable to common stockholders	$76,780	$61,713	$166,004	$164,359

Income per common share available to common stockholders:
Basic:
Net income available to common stockholders	$0.43	$0.48	$0.98	$1.30
Diluted:
Net income	$0.43	$0.48	$0.97	$1.30

Dividends declared and paid per common share	$0.55	$0.51	$1.62	$1.50

Weighted-average shares outstanding, basic	184,739	127,464	167,261	126,132
Weighted-average shares outstanding, diluted	195,183	128,428	174,824	126,895

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Unaudited

(in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling interest	Total Equity

Balance at December 31, 2014 (127,606 common shares)	$12,761	$2,136,234	$1,147,998	$(1,895,666)	$—	$1,401,327	$—	$1,401,327
Grant of restricted stock to company directors (21 shares at $35.70 per share)	2	(2)	—	—	—	—	—	—
Amortization of restricted stock	—	6,682	—	—	—	6,682	—	6,682
Vesting of equity compensation plan, net of tax withholdings (890 shares)	89	(26,257)	—	—	—	(26,168)	—	(26,168)
Dividend reinvestment plan (1,794 shares at an average of $36.62 per share)	179	65,486	—	—	—	65,665	—	65,665
Value of assumed options in merger	—	109,346	—	—	—	109,346	—	109,346
Value of assumed other equity compensation plan in merger	—	13,219	—	—	—	13,219	—	13,219
Grant of stock as payment of directors fees (6 shares at an average of $37.38 per share)	—	225	—	—	—	225	—	225
Deferred compensation directors	—	1,365	—	—	—	1,365	—	1,365
Issuance of common stock (10,925 shares at an average of $40.32 per share)	1,093	438,645	—	—	—	439,738	—	439,738
Issuance of common stock – merger – related (43,713 shares)	4,371	1,776,505	—	—	—	1,780,876	—	1,780,876
Common dividends declared ($1.62 per share)	—	—	—	(253,167)	—	(253,167)	—	(253,167)
OP Units issuance (9,165 units)	—	—	—	—	—	—	373,394	373,394
Cash conversion of OP Units (204 units)	—	—	—	—	—	—	(7,075)	(7,075)
OP units distributions	—	—	—	—	—	—	(6,598)	(6,598)
OP units earnings	—	—	—	—	—	—	5,890	5,890
Foreign currency translation	—	—	—	—	(3,950)	(3,950)	—	(3,950)
Net income	—	—	163,882	—	—	163,882	—	163,882
Balance at September 30, 2015 (184,954 shares & 8,961 OP Units)	$18,495	$4,521,448	$1,311,880	$(2,148,833)	$(3,950)	$3,699,040	$365,611	$4,064,651

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$169,772	$164,359
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	149,909	92,856
Provision for impairment on real estate properties	14,641	3,660
Provision for uncollectible mortgages, notes and accounts receivable	292	2,730
Amortization of deferred financing costs and refinancing costs	13,397	6,179
Accretion of direct financing leases	(8,124)	(7,242)
Stock-based compensation	6,682	6,570
Gain on assets sold – net	(6,411)	(2,863)
Amortization of acquired in-place leases - net	(4,264)	(3,779)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable	315	(2,252)
Straight-line rent receivables	(26,565)	(15,919)
Lease inducements	347	2,009
Effective yield receivable on mortgage notes	(3,159)	(1,731)
Other operating assets and liabilities	15,972	15,017
Net cash provided by operating activities	322,804	259,594
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(288,290)	(47,500)
Cash acquired in merger	84,858	—
Investment in construction in progress	(145,276)	—
Investment in direct financing leases	(6,793)	—
Placement of mortgage loans	(7,601)	(528,780)
Proceeds from sale of real estate investments	41,541	4,054
Capital improvements to real estate investments	(18,154)	(12,684)
Proceeds from other investments	37,428	7,952
Investments in other investments	(49,489)	(6,711)
Collection of mortgage principal	1,025	122,705
Net cash used in investing activities	(350,751)	(460,964)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,704,000	756,000
Payments on credit facility borrowings	(1,239,000)	(1,079,000)
Receipts of other long-term borrowings	1,588,124	842,148
Payments on other long-term borrowings	(1,588,063)	(238,032)
Payments of financing related costs	(30,709)	(17,319)
Escrow deposit for other long-term borrowings (see Note 12)	(614,998)	—
Receipts from dividend reinvestment plan	65,665	66,263
Payments for exercised options and restricted stock	(26,168)	(1,582)
Net proceeds from issuance of common stock	439,738	61,997
Dividends paid	(253,105)	(191,269)
Distributions to OP Unit Holders	(6,598)	—
Net cash provided by financing activities	38,886	199,206

Increase (decrease) in cash and cash equivalents	10,939	(2,164)
Effect of foreign currency translation on cash and cash equivalents	(109)	—
Cash and cash equivalents at beginning of period	4,489	2,616
Cash and cash equivalents at end of period	$15,319	$452
Interest paid during the period, net of amounts capitalized	$90,536	$76,276

5

Non-cash investing and financing activities:

	Nine Months Ended September 30,
	2015	2014
Non-cash investing activities
Non-cash acquisition of business (see Note 2 for details)	$(3,602,614)	$—
Total	$(3,602,614)	$—
Non-cash financing activities
Assumed Aviv debt	$1,410,637	$—
Stock exchanged in merger	1,903,441	—
OP Units exchanged in merger	373,394	—
Total	$3,687,472	$—

See notes to consolidated financial statements.

OMEGA HEALTHCARE INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

September 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview and Organization

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed and variable rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of September 30, 2015, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 5% of the Omega OP Units.

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

Goodwill

Goodwill represents a purchase price in excess of the fair value of assets acquired and liabilities assumed and the cost associated with expanding our investment portfolio. Goodwill is not amortized. We assess goodwill for potential impairment during the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential impairment and measure the amount of impairment we will recognize, if any. We do not expect any of the goodwill to be deductible for tax purposes.

Redeemable Limited Partnership Unitholder Interests and Noncontrolling Interests

As of April 1, 2015 and after giving effect to the Aviv Merger, the Company owned approximately 138.8 million Omega OP Units and Aviv OP owned approximately 52.9 million Omega OP Units. Each of the Omega OP Units (other than the Omega OP Units owned by Omega) is redeemable at the election of the Omega OP Unit holder for cash equal to the then-fair market value of one share of Omega common stock, par value $0.10 per share (“Omega Common Stock”), subject to the Company’s election to exchange the Omega OP Units tendered for redemption for unregistered shares of Omega Common Stock on a one-for-one basis, subject to adjustment as set forth in the Partnership Agreement. Effective June 30, 2015, the Company (through Merger Sub, in its capacity as the general partner of Aviv OP) caused Aviv OP to make a distribution of Omega OP Units held by Aviv OP (or equivalent value) to Aviv OP investors (the “Aviv OP Distribution”) in connection with the liquidation of Aviv OP. As a result of the Aviv OP Distribution, Omega directly and indirectly owned approximately 95% of the outstanding Omega OP Units, and the other investors own approximately 5% of the outstanding Omega OP Units. As a part of the Aviv OP Distribution, Omega settled approximately 0.2 million units via cash settlement. As of September 30, 2015, Omega directly and indirectly owns approximately 95% of the outstanding Omega OP Units, and the other investors own approximately 5% of the outstanding Omega OP Units.

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

Foreign Operations

The U.S. dollar is the functional currency for our consolidated subsidiaries operating in the United States. The functional currency for our consolidated subsidiaries operating in countries other than the United States is the principal currency in which the entity primarily generates and expends cash. For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date. The resulting translation adjustments are included in Accumulated Other Comprehensive Loss (“AOCL”) a component of equity in the Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Revenue and expense accounts are translated using an average exchange rate for the period.

We and certain of our consolidated subsidiaries may have intercompany and third-party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature and then the adjustments are included in AOCL.

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

On a quarterly basis, we review our accounts receivable to determine their collectability. The determination of collectability of these assets requires significant judgment and is affected by several factors relating to the credit quality of our operators that we regularly monitor, including (i) payment history, (ii) the age of the contractual receivables, (iii) the current economic conditions and reimbursement environment, (iv) the ability of the tenant to perform under the terms of their lease and/or contractual loan agreements and (v) the value of the underlying collateral of the agreement.  If we determine collectability of any of our contractual receivables is at risk, we estimate the potential uncollectible amounts and provide an allowance.  In the case of a lease recognized on a straight-line basis or existence of lease inducements, we generally provide an allowance for straight-line accounts receivable and or the lease inducements when certain conditions or indicators of adverse collectability are present.

A summary of our net receivables by type is as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)

Contractual receivables	$8,171	$4,799
Effective yield interest receivables	9,391	6,232
Straight-line receivables	169,684	143,652
Lease inducements	11,630	13,571
Allowance	(19)	(78)
Accounts receivable – net	$198,857	$168,176

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. Additionally, since ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the FASB issued ASU 2015-15, Interest—Imputation of Interest (“ASU 2015-15”) in August 2015. Under ASU 2015-15, an entity may present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for the Company beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The acquirer must still disclose the amounts and reasons for adjustments to provisional amounts and the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. This guidance is effective for the Company beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

NOTE 2 – PROPERTIES AND INVESTMENTS

In the ordinary course of our business activities, we periodically evaluate investment opportunities and extend credit to customers. We also regularly engage in lease, and or loan extensions and modifications. Additionally, we actively monitor and manage our investment portfolio with the objectives of improving credit quality and increasing investment returns. In connection with our portfolio management, we may engage in various collection and foreclosure activities.

Leased Property

Our leased real estate properties, represented by 782 SNFs, 85 assisted living facilities (“ALFs”), 16 specialty facilities and one medical office building at September 30, 2015, are leased under provisions of single or master leases with initial terms typically ranging from 5 to 15 years, plus renewal options. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of three methods depending on specific provisions of each lease as follows: (i) a specific annual percentage increase over the prior year’s rent, generally 2.5%; (ii) an increase based on the change in pre-determined formulas from year to year (e.g., such as increases in the Consumer Price Index (“CPI”)); or (iii) specific dollar increases over prior years. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

$216 Million of New Investments in Q3 2015

During the three months ended September 30, 2015, we completed six separate transactions totaling approximately $216.0 million.

$32.0 Million Acquisition – On September 29, 2015, we purchased two SNFs with 260 operating beds located in Florida for total cash consideration of $32.0 million. These facilities were added to the operator’s master lease with an initial annual cash yield of 9%. We recorded approximately $32.0 million of assets consisting of land ($1.4 million), building and site improvements ($29.0 million), and furniture and fixtures ($1.6 million). We did not record goodwill in connection with this transaction. The Company estimated the fair values of the assets acquired on the acquisition date based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed above, are subject to adjustment once the analyses are completed.

$28.5 Million Acquisition – On July 30, 2015, we purchased one SNF with 300 operating beds located in Virginia for total cash consideration of $28.5 million and leased it to a new third party operator. The master lease has an initial term of 10 years, annual escalators of 2.5% and an initial annual cash yield of 9.25%. We recorded approximately $28.5 million of assets consisting of land ($1.9 million), building and site improvements ($24.2 million), and furniture and fixtures ($2.4 million). We did not record goodwill in connection with this transaction.

$10.8 Million Acquisition – On July 1, 2015, we purchased two ALFs with 125 operating beds located in Georgia from an unrelated third party for total cash consideration of $10.8 million and leased it to a new third party operator. The master lease has an initial term of 12 years, annual escalators of approximately 2.5% and an initial annual cash yield of 7% in year one which increases to 8% in year two. We recorded approximately $10.8 million of assets consisting of land ($1.2 million), building and site improvements ($9.0 million), and furniture and fixtures ($0.6 million). We did not record goodwill in connection with this transaction.

$18.0 Million Acquisition – On July 1, 2015, we purchased one SNF and two ALFs with 136 operating beds located in Washington from an unrelated third party for total cash consideration of $18.0 million and leased them to an existing operator. These facilities were added to the operator’s master lease with an initial annual cash yield of approximately 8%. We recorded approximately $18.0 million of assets consisting of land ($2.2 million), building and site improvements ($14.9 million), and furniture and fixtures ($0.9 million). We did not record goodwill in connection with this transaction.

$15.0 Million Acquisition – On July 1, 2015, we purchased six SNFs with 530 beds located in Nebraska from an unrelated third party for total cash consideration of $15.0 million and leased them to an existing operator. These facilities were added to the operator’s master lease with an initial annual cash yield of 9%. We recorded approximately $15.0 million of assets consisting of land ($1.4 million), building and site improvements ($12.1 million), and furniture and fixtures ($1.5 million). We did not record goodwill in connection with this transaction.

Asset Acquisition

$111.7 Million Acquisition – On July 24, 2015, we purchased five buildings located in New York City, New York for approximately $111.7 million. We and our operator plan to construct a 201,000 square-foot assisted living and memory care facility. The properties were added to the operator’s existing master lease. The lease provides for a 5% annual cash yield on the land during the construction phase. Upon issuance of a certification of occupancy, the annual cash yield will increase to 7% in year one and 8% in year two with annual 2.5% annual escalators thereafter.

Acquisition of Care Homes in the United Kingdom in Q2 2015

On May 1, 2015, we closed on a purchase/leaseback transaction (the “Care Homes Transaction”) for 23 care homes located in the United Kingdom and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to US ALFs, are located throughout the East Anglia region (north of London) of the United Kingdom. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million of assets consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million). Omega’s estimated fair values of the care homes’ assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the analyses are completed.

In 2015, we incurred approximately $3.2 million in acquisition related costs associated with the Care Homes Transaction.

For the three and nine months ended September 30, 2015, we recognized approximately $3.6 million and $6.0 million, respectively, of rental revenue in connection with the Care Homes Transaction.

Aviv Merger in Q2 2015

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders and holders of certain vested equity incentive awards of Aviv. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building and three mortgages. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April, 1, 2015, we estimate the fair value of the consideration exchanged or assumed to be approximately $3.8 billion. Omega’s estimated fair values of Aviv’s assets acquired and liabilities assumed on the Aviv Merger date are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the analyses are completed.

The following table highlights the preliminary allocation of the assets acquired and liabilities assumed on April 1, 2015:

(in thousands)
Estimated fair value of assets acquired:
Land and buildings	$3,114,906
Investment in direct financing leases	26,823
Mortgages notes receivable	19,246
Other investments	23,619
Total investments	3,184,594
Goodwill	539,068
Accounts receivables and other assets	15,046
Cash acquired	84,858
Fair value of total assets acquired	$3,823,566

Estimated fair value of liabilities assumed:
Accrued expenses and other liabilities	$136,094
Debt	1,410,637
Fair value of total liabilities assumed	1,546,731

Value of shares and OP units exchanged(a)	2,276,835

Fair value of consideration	$3,823,566

(a)         Includes the fair value of stock compensation plans assumed.

In 2015, we incurred approximately $51.1 million in acquisition related costs associated with the Aviv Merger.

For the three and nine months ended September 30, 2015, we recognized approximately $60.1 million and $120.2 million, respectively, of total revenue in connection with the Aviv Merger.

$6.8 Million New Investment in Q1 2015

On January 28, 2015, we purchased one SNF from an unrelated third party for approximately $6.3 million in cash and leased it to an existing operator. The purchase and sale agreement includes a provision that requires us to make an additional payment of $0.5 million to the seller if certain financial metrics of the facility are achieved. We recorded the potential $0.5 million payment as part of the purchase price. The 93 bed SNF, located in Texas, was added to the operator’s existing master lease with an initial annual cash yield of 9.5%. We recorded approximately $6.8 million of assets consisting of land ($0.1 million), building and site improvements ($6.1 million), and furniture and fixtures ($0.6 million). We did not record goodwill in connection with this transaction.

Pro Forma Acquisition Results

The facilities acquired in 2015 and 2014 are included in our results of operations from the dates of acquisition. The following unaudited pro forma results of operations reflect the impact of acquisitions from the three and nine month periods of 2015 and 2014 as if they occurred on January 1, 2014. For a list of the 2014 transactions, refer to Note 3 – Properties in our 2014 Form 10-K. In the opinion of management, all significant necessary adjustments to reflect the effect of the acquisitions have been made.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts, unaudited)

Pro Forma Revenues	$202,999	$198,781	$604,448	$579,889
Pro Forma Net income	$83,765	$83,136	$192,702	$229,417

Earnings per share – diluted:
Net income – as reported	$0.43	$0.48	$0.97	$1.30
Net income – pro forma	$0.43	$0.45	$1.10	$1.26

Asset Sales, Impairments and Other

In the first quarter of 2015, we initiated plans to construct a new single facility with an existing operator that would consolidate and replace three existing facilities. As a result, we recorded a total impairment of approximately $6.0 million related to three Florida SNFs to reduce their net book values to their estimated fair values. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs.

During the second quarter of 2015, we recorded an impairment of approximately $6.9 million on a Tennessee SNF to reduce its net book value to its estimated fair value less costs to sell. We reclassified this facility to assets held for sale in the third quarter of 2015. To estimate the fair value of the facility, we utilized a market approach and Level 3 inputs.

During the third quarter of 2015, we recorded an impairment of approximately $1.7 million on a New Mexico SNF to reduce its net book value to its estimated fair value less costs to sell. We reclassified this facility to assets held for sale in the third quarter of 2015. To estimate the fair value of the facility, we utilized a market approach and Level 3 inputs.

In the second quarter of 2015, we sold four facilities for total cash proceeds of approximately $26.6 million, generating a gain of approximately $8.8 million. Two of the facilities sold were the result of lessees exercising their purchase option.

In the third quarter of 2015, we sold three facilities for total cash proceeds of approximately $14.7 million, generating a loss of approximately $2.4 million.

NOTE 3 – DIRECT FINANCING LEASES

The components of investments in direct financing leases consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Minimum lease payments receivable	$4,332,743	$4,244,067
Less unearned income	(3,748,410)	(3,704,835)
Investments in direct financing leases	$584,333	$539,232

Properties subject to direct financing leases	58	56

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

The lease agreements allow the tenant the right to purchase the facilities for a bargain purchase price plus closing costs at the end of the lease term. In addition, commencing in the 41st year of each lease, the tenant will have the right to prepay the remainder of its obligations thereunder for an amount equal to the sum of the unamortized portion of the original aggregate $529 million investment plus the net present value of the remaining payments under the lease and closing costs. In the event the tenant exercises either of these options, we have the right to purchase the properties for fair value at the time.

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

On July 27, 2015, New Ark and Omega executed an amendment to the Southeast master lease. Pursuant to the amendment, Omega provided funding to New Ark of approximately $6.8 million for capital expenditures.

As of September 30, 2015 and December 31, 2014, we had deferred costs associated with direct financing leases of approximately $3.4 million and $3.4 million, respectively.

Aviv Merger

On April 1, 2015, we acquired two additional direct financing leases as a result of the Aviv Merger.

As of September 30, 2015, the following minimum rents are due under our direct financing leases for the next five years (in thousands):

Year 1	Year 2	Year 3	Year 4	Year 5
$49,967	$50,340	$51,460	$52,731	$54,038

NOTE 4 – MORTGAGE NOTES RECEIVABLE

As of September 30, 2015, mortgage notes receivable relate to 19 fixed and variable rate mortgages on 58 long-term care facilities. The mortgage notes are secured by first mortgage liens on the borrowers' underlying real estate and personal property. The mortgage notes receivable relate to facilities located in eight states, operated by eight independent healthcare operating companies. We monitor compliance with mortgages and when necessary have initiated collection, foreclosure and other proceedings with respect to certain outstanding loans.

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

The outstanding principal amounts of mortgage notes receivable, net of allowances, were as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)

Mortgage note due 2015; interest at 8.35%	$6,481	$—
Mortgage note due 2018; interest at 8.75%	2,405	—
Mortgage note due 2018; interest at 11.00%	12,572	—
Mortgage note due 2021; interest at 10.25%	2,443	—
Mortgage note due 2021; interest at 10.51%	3,249	1,326
Four mortgage notes due 2022; interest at 12.00%	7,454	7,395
Mortgage note due 2023; interest at 11.00%	69,928	69,928
Mortgage note due 2024; interest at 9.64%	112,500	112,500
Two mortgage notes due 2029; interest at 10.00%	751	—
Mortgage note due 2029; interest at 9.23%	413,696	414,550
Mortgage note due 2030; interest at 10.82%	15,780	15,880
Four mortgage notes due 2046; interest at 12.00%	26,500	26,500
Mortgage notes receivable, gross	673,759	648,079
Allowance for loss on mortgage notes receivable	—	—
Total mortgages — net	$673,759	$648,079

The following is a brief overview of certain mortgages entered into or assumed in 2015 or significant changes to mortgages previously reported.

Mortgage note due 2015

On April 1, 2015 in connection with the Aviv Merger, we acquired a loan from Aviv with a fair value of approximately $6.5 million. The loan is with a new operator and is secured by a lien on a 79 bed SNF located in Tennessee and a 32 bed SNF located in Missouri. The loan bears interest at 8.35% per year and matures in 2015.

Mortgage note due 2018

On April 1, 2015 in connection with the Aviv Merger, we acquired a loan from Aviv with a fair value of approximately $12.6 million. The loan is with a new operator and is secured by a lien on a 100 bed SNF located in Ohio. The loan bears interest at 11.0% per year which increases by 2.0% per year and matures in 2018.

Mortgage note due 2018

In July 2015, we entered into an $11.7 million construction loan with a new operator to construct a 48 bed ALF in Louisiana. The loan bears interest at an annual rate of 8.75% and matures on July 30, 2018. The loan has a total funding of approximately $2.4 million as of September 30, 2015.

NOTE 5 – OTHER INVESTMENTS

A summary of our other investments is as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)

Other investment note due 2014	$—	$1,640
Other investment note due 2015; interest at 6.50%	495	—
Other investment note due 2015; interest at 9.50%	75	891
Other investment note due 2015; interest at 10.00%	5,439	5,439
Other investment note due 2016; interest at 7.25%	739	—
Other investment note due 2016; interest at 10.00%	23	—
Other investment notes due 2017; interest at 10.00%	21,925	24,800
Other investment note due 2018; interest at 10.00%	167	—
Other investment note due 2018; interest at 11.00%	1,013	—
Other investment note due 2018; interest at 12.00%	1,024	—
Other investment note due 2020; interest at 7.50%	4,723	—
Other investment notes due 2020; interest at 8.00%	4,610	—
Other investment note due 2021; interest at 7.00%	75	—
Other investment note due 2021; interest at 11.04%	961	1,053
Other investment note due 2022; interest at 10.77%	1,977	2,110
Other investment notes due 2022; interest at 11.04%	3,789	4,062
Other investment note due 2023; interest at 9.00%	5,468	—
Other investment note due 2023; interest at 10.00%	1,000	1,000
Other investment notes due 2023; interest at 10.25%	1,392	—
Other investment notes due 2023; interest at 10.51%	2,900	1,942
Other investment notes due 2023; interest at 10.77%	7,039	5,705
Other investment note due 2023; interest at 11.04%	292	310
Other investment note due 2030; interest at 6.66%	19,558	—
Notes receivable, gross	84,684	48,952
Allowance for loss on notes receivable	—	—
Total other investments	$84,684	$48,952

The following is a brief overview of certain notes entered into or assumed in 2015 or significant changes to notes previously reported.

Other Investment note due 2030

On June 30, 2015, we entered into a $50.0 million revolving credit facility with an operator. The note bears interest at approximately 6.66% and matures in 2030. As of September 30, 2015, approximately $19.6 million has been drawn and is outstanding.

NOTE 6 – ASSETS HELD FOR SALE

	Properties Held For Sale
	Number of Properties	Net Book Value (in thousands)

December 31, 2014 (1)	4	$12,792
Properties sold	—	—
Properties added	1	4,085
March 31, 2015 (2)	5	16,877
Properties sold	(2)	(6,973)
Properties added	1	5,999
June 30, 2015 (3)	4	$15,903
Properties sold/other(4)	(3)	(9,904)
Properties added	2	4,372
September 30, 2015 (5)	3	$10,371

(1)	Includes one parcel of land and three facilities.
(2)	Includes one parcel of land and four facilities.
(3)	Includes one parcel of land and three facilities.
(4)	The parcel of land was reclassified to closed facilities.
(5)	Includes three facilities.

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

In the third quarter of 2015, we reclassified two SNF facilities with a carrying value of approximately $4.4 million to assets held for sale. The facilities were located in New Mexico and Tennessee. See Note – 2 Asset Sales, Impairments and Other for additional details.

NOTE 7 – INTANGIBLES

The following is a summary of our intangibles as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Assets:
Above market lease intangibles	$21,371	$14,576
In-place lease intangibles	386	—
Goodwill	554,749	—
Accumulated amortization	(13,616)	(12,166)
Net intangible assets	$562,890	$2,410

Liabilities:
Below market lease intangibles	$85,834	$59,785
Accumulated amortization	(45,024)	(39,352)
Net intangible liabilities	$40,810	$20,433

Above market lease intangibles and in-place lease intangibles, net of accumulated amortization, are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles are included in accrued expenses and other liabilities on our Consolidated Balance Sheets. Goodwill was recorded in connection with the Aviv Merger and Care Homes Transaction and is shown as a separate line on our Consolidated Balance Sheets.

For the three and nine months ended September 30, 2015 and 2014, our net amortization related to intangibles was $1.4 million, $1.2 million, $4.3 million and $3.8 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2015 and the subsequent four full years is as follows: remainder of 2015 – $1.4 million; 2016 – $5.0 million; 2017 – $4.0 million; 2018 – $3.7 million; and 2019 – $3.9 million.

The following is a reconciliation of our goodwill as of September 30, 2015:

(in thousands)
Balance as of June 30, 2015	$543,093
Add: additional valuation adjustments related to preliminary valuations	12,261
Less: foreign currency translation	(605)
Balance as of September 30, 2015	$554,749

NOTE 8 – CONCENTRATION OF RISK

As of September 30, 2015, our portfolio of real estate investments consisted of 947 healthcare facilities, located in 42 states and the United Kingdom and operated by 83 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.0 billion at September 30, 2015, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of 782 SNFs, 85 ALFs, 16 specialty facilities, one medical office building, fixed and variable rate mortgages on 56 SNFs and two ALFs, and five SNFs that are closed/held-for-sale. At September 30, 2015, we also held miscellaneous investments of approximately $84.7 million, consisting primarily of secured loans to third-party operators of our facilities.

At September 30, 2015, the three states in which we had our highest concentration of investments were Ohio (10%), Florida (9%) and Texas (9%). No single operator or manager generated more than 10% of our total revenues for the nine months ended September 30, 2015.

NOTE 9 – DIVIDENDS AND EQUITY

On October 14, 2015, the Board of Directors declared a common stock dividend of $0.56 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends are to be paid November 16, 2015 to common stockholders of record on November 2, 2015.

On July 15, 2015, the Board of Directors declared a common stock dividend of $0.55 per share, increasing the quarterly common dividend rate by $0.01 per share over the prior quarter, which was paid on August 17, 2015 to common stockholders of record on July 31, 2015.

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

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “2015 Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the 2015 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2015 Agreement. As of September 30, 2015, we did not issue any shares under the 2015 Equity Shelf Program.

$250 Million Equity Shelf Program Termination

Also on September 3, 2015, we terminated our $250 million Equity Shelf Program (the “2013 Equity Shelf Program”) that we entered into with several financial institutions on March 18, 2013. In 2015, we did not issue any shares under the 2013 Equity Shelf Program.

Since inception of the 2013 Equity Shelf Program, we sold a total of 7.4 million shares of common stock generating total gross proceeds of $233.8 million under the program, before $4.7 million of commissions. As a result of the termination of the 2013 Equity Shelf Program, no additional shares will be issued under the 2013 Equity Shelf Program.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the three-month period ended September 30, 2015, approximately 1.0 million shares of our common stock at an average price of $36.25 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $35.6 million. For the nine-month period ended September 30, 2015, approximately 1.8 million shares of our common stock at an average price of $36.62 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $65.7 million.

See also, Note – 2 Properties and Investments, for stock activity associated with the Aviv Merger.

NOTE 10 – TAXES

Since our inception, we have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”). So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules. We review our distributions and projected distributions each year to ensure we have met and will meet the annual REIT distribution requirements. In 2014 and 2013, we distributed dividends in excess of our taxable income. In 2015, we expect to distribute dividends in excess of our taxable income.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five subsidiary REITs that are subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for four of our subsidiaries to be treated as TRSs. Three of our TRSs are subject to federal, state and local income taxes at the applicable corporate rates and the fourth is subject to foreign income taxes. As of September 30, 2015, one of our TRSs had a net operating loss carry-forward of approximately $0.9 million. The loss carry-forward is fully reserved with a valuation allowance as of September 30, 2015.

In connection with our acquisition of Care Homes in May 2015, we acquired 10 legal entities consisting of 23 facilities. The tax basis in these legal entities acquired for United Kingdom taxes was approximately $82 million less than the purchase price. We recorded a preliminary initial deferred tax liability associated with the temporary tax basis difference of approximately $16 million.

During the third quarter of 2015, we recorded approximately $0.1 million of state and local income tax provision and approximately $0.3 million of provision for foreign income taxes. For the nine months ended September 30, 2015 we recorded approximately $0.5 million of state and local income tax provision and approximately $0.4 million of provision for foreign income taxes.

NOTE 11 – STOCK-BASED COMPENSATION

The following is a summary of our stock-based compensation expense for the three- and nine-month periods ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Stock-based compensation expense	$2,199	$2,022	$6,682	$6,570

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

We awarded the following RSUs to employees or assumed them in the Aviv Merger.

Grant/Assumption Date	RSUs Granted
12/31/2013 RSUs	213,741
1/1/2014 RSUs	122,137
3/31/2015 RSUs	123,693
4/1/2015 RSUs	39,914
4/1/2015 Assumed 2015 RSUs	10,644
4/1/2015 Assumed 2016 RSUs	19,825
4/1/2015 Assumed Multi-year RSUs	7,799
7/31/2015 Modified 2013 RSUs	17,919
7/31/2015 Modified 2014 RSUs	15,359
7/31/2015 Modified 2015 RSUs	14,108
585,139

December 31, 2013 RSUs - These RSUs vest ratably over the three year period ended December 31, 2014, 2015 and 2016, respectively. In December 2014, 71,247 shares of restricted stock vested and were distributed to employees. In July 2015, 17,919 shares of restricted stock were cancelled.

January 1, 2014 RSUs - These RSUs cliff vest on December 31, 2016. In July 2015, 15,359 shares of restricted stock were cancelled.

March 31, 2015 RSUs - These RSUs cliff vest on December 31, 2017. In July 2015, 14,108 shares of restricted stock were cancelled.

April 1, 2015 RSUs - These RSUs cliff vest on December 31, 2017.

April 1, 2015 Assumed 2015 RSUs - These RSUs were assumed in the Aviv Merger and cliff vest on December 31, 2015.

April 1, 2015 Assumed 2016 RSUs - These RSUs were assumed in the Aviv Merger and cliff vest on December 31, 2016.

April 1, 2015 Assumed Multi-year RSUs - These RSUs were assumed in the Aviv Merger and vest ratably over the periods ended December 31, 2015, 2016 and 2017, respectively.

July 31, 2015 Modified 2013 RSUs - These RSUs cliff vest on December 31, 2015.

July 31, 2015 Modified 2014 RSUs - These RSUs cliff vest on December 31, 2015.

July 31, 2015 Modified 2015 RSUs - These RSUs cliff vest on December 31, 2015.

Performance Restricted Stock Units and LTIP Units

Performance restricted stock units (“PRSUs”) and long term incentive plan units (“LTIP Units”) are subject to forfeiture if the performance requirements are not achieved or if the holder’s service to us terminates prior to vesting, subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company. The PRSUs awarded in January 2011, December 2013, January 2014, and the LTIP Units awarded in March 2015, April 2015 and July 2015 have varying degrees of performance requirements to achieve vesting, and each PRSU and LTIP Units award represents the right to a variable number of shares of common stock or partnership units (each LTIP Unit once earned is convertible into one Omega OP Unit in Omega OP, subject to certain conditions). The vesting requirements are based on either the (i) total shareholders return (“TSR”) of Omega or (ii) Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index (“Relative TSR”). We expense the cost of these awards ratably over their service period.

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

The number of shares or units earned under the TSR PRSUs or LTIP Units depends generally on the level of achievement of Omega’s TSR over the indicated performance period. We awarded the following TSR PRSUs and LTIP Units to employees:

Name	Grant Date	PRSUs Granted	Performance Period (a)
2013 Multi-Year TSR	1/1/2011	279,550	12/31/2011-12/31/2013
2014 Transition TSR	12/31/2013	77,371	12/31/2013-12/31/2014
2015 Transition TSR	12/31/2013	77,369	12/31/2013-12/31/2015
2016 Transition TSR	12/31/2013	115,785	12/31/2013-12/31/2016
2016 TSR	1/1/2014	154,584	1/1/2014-12/31/2016
2017 LTIP Units	3/31/2015	154,716	1/1/2015-12/31/2017
2017 LTIP Units	4/1/2015	54,151	1/1/2015-12/31/2017
2015 Transition TSR	7/31/2015	9,484	12/31/2013-12/31/2015
2016 Transition TSR	7/31/2015	33,144	12/31/2013-12/31/2016
2017 LTIP Units	7/31/2015	17,467	1/1/2015-12/31/2017
		973,621

(a)	The performance period is the period indicated.

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

2016 Transition TSR - The number of 2016 Transition TSR PRSUs that are earned based on performance vest on December 31, 2016, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2016 TSR - The number of 2016 TSR PRSUs that are earned based on performance vest quarterly in 2017 in equal increments at the end of each quarter, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

2017 LTIP Units - The number of certain 2017 LTIP Units that are earned based on performance vest quarterly in 2018 in equal increments, other 2017 LTIP Units that are earned based on performance vest on December 31, 2017, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

The number of shares earned under the Relative TSR PRSUs depended generally on the level of achievement of Omega’s TSR relative to other real estate investment trusts in the MSCI U.S. REIT Index over the performance period indicated. We awarded the following Relative TSR PRSUs to employees:

Name	Grant Date	PRSUs Granted	Performance Period
2013 Relative TSR	1/1/2011	93,184	12/31/2011-12/31/2013
2014 Transition Relative TSR	12/31/2013	77,371	12/31/2013-12/31/2014
2015 Transition Relative TSR	12/31/2013	77,368	12/31/2013-12/31/2015
2016 Transition Relative TSR	12/31/2013	115,781	12/31/2013-12/31/2016
2016 Relative TSR	1/1/2014	154,584	1/1/2014-12/31/2016
2017 Relative TSR	3/31/2015	154,716	1/1/2015-12/31/2017
2017 Relative TSR	4/1/2015	54,151	1/1/2015-12/31/2017
2015 Relative TSR	7/31/2015	9,484	1/1/2014-12/31/2015
2016 Relative TSR	7/31/2015	33,143	1/1/2014-12/31/2016
2017 Relative TSR	7/31/2015	17,467	1/1/2015-12/31/2017
		787,249

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

2015 Relative TSR - The number of 2015 Relative TSR PRSUs that are earned based on performance vest on December 31, 2015, subject to continued employment on the vesting date and subject to certain exceptions for certain qualifying terminations of employment or a change in control of the Company.

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

The following table summarizes our total unrecognized compensation cost as of September 30, 2015 associated with restricted stock, restricted stock units, PRSU awards, and LTIP Unit awards to employees:

	Grant Year	Shares/ Units	Grant Date Average Fair Value Per Unit/ Share	Total Compensation Cost (in millions)	Weighted Average Period of Expense Recognition (in months)	Unrecognized Compensation Cost (in millions)

Restricted stock units	2013	213,741	$29.80	$5.9	36	$2.4
2015 Transition TSR	2013	67,885	7.47	0.5	24	0.1
2016 Transition TSR	2013	101,591	8.67	0.9	36	0.4
2015 Transition Relative TSR	2013	67,884	13.05	0.9	24	0.1
2016 Transition Relative TSR	2013	101,588	14.24	1.4	36	0.6
Restricted stock units	2014	106,778	29.80	3.2	36	1.3
2016 TSR	2014	135,634	8.67	1.2	48	0.7
2016 Relative TSR	2014	135,634	14.24	1.9	48	1.1
2017 Restricted stock units	2015	109,585	40.57	4.4	33	3.6
2017 LTIP Units	2015	137,249	14.66	2.0	45	1.7
2017 Relative TSR	2015	137,249	22.50	3.1	45	2.7
2017 Restricted stock units	2015	39,914	40.74	1.6	33	1.3
2017 LTIP Units	2015	54,151	14.80	0.8	45	0.7
2017 Relative TSR	2015	54,151	22.91	1.2	45	1.1
Restricted stock units	2015	10,644	12.36	0.1	9	0.0
Restricted stock units	2015	19,825	24.92	0.5	21	0.4
Restricted stock units	2015	7,799	35.08	0.3	33	0.2
Restricted stock units	2015	8,960	36.26	0.3	5	0.2
2015 Transition TSR	2015	9,484	27.20	0.3	5	0.2
2015 Relative TSR	2015	9,484	18.85	0.2	5	0.1
2016 Transition TSR	2015	22,091	18.51	0.4	17	0.4
2016 Relative TSR	2015	22,100	19.60	0.4	17	0.4
Restricted stock units	2015	10,239	36.26	0.4	5	0.3
Restricted stock units	2015	4,703	36.26	0.2	5	0.1
2017 LTIP Units	2015	5,823	8.78	0.1	29	0.0
2017 Relative TSR	2015	5,826	17.74	0.1	29	0.1
Total		1,600,012	$20.45	$32.3		$20.2

We used a Monte Carlo model to estimate the fair value for PRSUs and the LTIP Units granted to the employees.

Vesting For Retired Officer Continuing As Consultant

A former officer of Omega retired on July 31, 2015 and effective August 1, 2015, Omega and the former officer entered into a consulting and non-compete agreement. Pursuant to the consulting and non-compete agreement, the former officer will be entitled to prorated vesting through December 31, 2015 of previously granted equity incentives. In the case of performance-based equity incentives, the prorated portion will be paid only to the extent actually earned based on the performance objectives previously established by the Compensation Committee. The former officer will forfeit any unpaid incentive compensation if he terminates the consulting and non-compete agreement for any reason (excluding termination due to death).

As a result of the officer retirement we reversed all expense associated with the original awards. We estimate the value of the equity incentive awards to be approximately $2.3 million.

Director Restricted Stock Grants

As of September 30, 2015, we had 54,149 shares of restricted stock outstanding to directors. The directors’ restricted shares are scheduled to vest over the next three years. As of September 30, 2015, the unrecognized compensation cost associated with outstanding director restricted stock grants is approximately $1.0 million.

NOTE 12 – BORROWING ACTIVITIES AND ARRANGEMENTS

Secured and Unsecured Borrowings

The following is a summary of our long-term borrowings:

		Rate as of September 30,	September 30,	December 31,
	Maturity	2015	2015	2014
			(in thousands)
Secured borrowings:
GE Term loan	2019	4.00%	$180,000	$—
HUD mortgages assumed June 2010	2040 - 2045	—	—	120,665
HUD mortgages assumed October 2011(1)	2036	4.91%	23,945	24,441
HUD mortgages assumed December 2011(1)	2044	3.06%	56,511	57,416
HUD mortgages assumed December 2012	2041	—	—	35,358
			260,456	237,880
Premium – net			2,103	13,574
Total secured borrowings			262,559	251,454

Unsecured borrowings:
Revolving line of credit	2018	1.49%	550,000	85,000
Term loan	2019	1.69%	200,000	200,000
Acquisition term loan	2017	1.70%	200,000	—
Omega OP term loan	2017	1.70%	100,000	—
			1,050,000	285,000

2020 notes	2020	—	—	200,000
2022 notes	2022	6.75%	575,000	575,000
2024 notes	2024	5.875%	400,000	400,000
2024 notes	2024	4.95%	400,000	400,000
2025 notes	2025	4.50%	250,000	250,000
2026 notes	2026	5.25%	600,000	—
2027 notes	2027	4.50%	700,000	—
Subordinated debt	2021	9.00%	20,000	20,000
			2,945,000	1,845,000
Discount - net			(12,642)	(2,951)
Total unsecured borrowings			3,982,358	2,127,049
Total – net			$4,244,917	$2,378,503

(1)	Reflects the weighted average annual contractual interest rate on the mortgages at September 30, 2015 excluding a third-party administration fee of approximately 0.5%.

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2015 and December 31, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

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

On April 30, 2015, we paid approximately $9.1 million to retire one mortgage loan guaranteed by HUD. The loan was assumed as part of an acquisition in a prior year, and had an interest rate of 4.35% per annum with maturity on March 1, 2041. The payoff resulted in a $1.0 million gain on the extinguishment of the debt due to the write-off of the $1.5 million of fair value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $0.5 million.

General Electric Term Loan

On April 1, 2015, as a result of the Aviv Merger, we assumed a $180 million secured term loan with General Electric Capital Corporation (“GE”). On each payment date, we pay interest only (in arrears) on any outstanding principal balance until February 1, 2017 when principal and interest will be paid in arrears based on a thirty year amortization schedule. The interest rate is based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at September 30, 2015 was 4.00%. The initial term expires in December 2019 with the full balance of the loan due at that time.

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

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility is used for acquisitions and general corporate purposes. At September 30, 2015, we had a total of $550.0 million borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At September 30, 2015, we had a total of $200.0 million in borrowings outstanding under the Term Loan Facility. The Term Loan Facility matures on June 27, 2019.

The Acquisition Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At September 30, 2015, we had a total of $200.0 million in borrowings outstanding under the Acquisition Term Loan Facility. The Acquisition Term Loan Facility matures on June 27, 2017, subject to Omega’s option to extend the maturity date of the Acquisition Term Loan Facility twice, the first extension until June 27, 2018 and the second extension until June 27, 2019.

Omega OP Term Loan Facility

On April 1, 2015, Omega OP entered into a $100 million senior unsecured term loan facility (the “Omega OP Term Loan Facility”). The Omega OP Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Omega OP Term Loan Facility matures on June 27, 2017, subject to Omega OP’s option to extend such maturity date twice, the first extension until June 27, 2018 and the second extension until June 27, 2019. At September 30, 2015, we had a total of $100.0 million borrowings outstanding under the Omega OP Term Loan Facility.

$200 Million 7.5% Senior Notes due 2020 Redemption

On March 13, 2015, Omega redeemed all of its outstanding 7.5% Senior Notes due 2020 (the “2020 Notes”) at a redemption price of approximately $208.7 million, consisting of 103.750% of the principal amount, plus accrued and unpaid interest on such notes to, but not including, the date of redemption.

In connection with the redemption, during the first quarter of 2015, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fees for early redemption and $4.2 million of write-offs associated with unamortized deferred financing costs and discount. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering. See Note 9 – Dividends and Equity for additional details.

$700 Million Senior Notes due 2027

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.50% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $683 million. The net proceeds of the offering were used for general corporate purposes, including the repayment of Aviv indebtedness on April 1, 2015 in connection with the Aviv Merger, and repayment of future maturities on Omega’s outstanding debt. The 2027 Notes mature on April 1, 2027 and pay interest semi-annually on April 1st and October 1st.

$600 Million Senior Notes due 2026

On September 23, 2015, we sold $600 million aggregate principal amount of our 5.250% Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes were sold at an issue price of 99.717% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $594.4 million. The net proceeds of the offering were used to repay all of our outstanding $575 million aggregate principal amount 6.75% Senior Notes due 2022 and for general corporate purposes. The 2026 Notes mature on January 15, 2026 and pay interest semi-annually on January 15th and July 15th.

$575 Million 6.75% Senior Notes due 2022 Redemption

On October 26, 2015, we redeemed all of our outstanding 6.75% Senior Notes due 2022 (the “2022 Notes”). As a result of the redemption, during the fourth quarter of 2015, we will record approximately $21.2 million in redemption related costs and write-offs, including $19.4 million for the early redemption or call premiums and $1.8 million in net write-offs associated with unamortized deferred financing costs and original issuance premiums/discounts.

In September 2015, we irrevocably deposited approximately $615.0 million with the trustee of the 2022 Notes. This amount included a redemption premium of 3.375%, the scheduled semi-annual interest payment and additional accrued interest to the redemption date of October 26, 2015. The $615.0 million is classified in other assets on our Consolidated Balance Sheet as of September 30, 2015.

Other Debt Repayments

In connection with the Aviv Merger on April 1, 2015, we assumed notes payable with a face amount of $650.0 million and a revolving credit facility with an outstanding balance of $525.0 million. In connection with the Aviv Merger, we repaid this debt assumed from Aviv on April 1, 2015. Due to the contractual requirements for early repayments; the Company paid approximately $705.6 million for the $650.0 million notes assumed. The amount repaid in connection with the revolving credit facility was $525.0 million.

NOTE 13 – FINANCIAL INSTRUMENTS

At September 30, 2015 and December 31, 2014, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$15,319	$15,319	$4,489	$4,489
Restricted cash	23,399	23,399	29,076	29,076
Investments in direct financing leases – net	584,333	580,973	539,232	539,232
Mortgage notes receivable – net	673,759	673,843	648,079	642,626
Other investments – net	84,684	85,654	48,952	49,513
Totals	$1,381,494	$1,379,188	$1,269,828	$1,264,936
Liabilities:
Revolving line of credit	$550,000	$550,000	$85,000	$85,000
Term loan	200,000	200,000	200,000	200,000
Acquisition Term loan	200,000	200,000	—	—
Omega OP Term loan	100,000	100,000	—	—
7.50% notes due 2020 – net	—	—	198,235	264,269
6.75% notes due 2022 – net	579,890	629,995	580,410	677,851
5.875% notes due 2024 – net	400,000	445,243	400,000	449,242
4.95% notes due 2024 – net	395,192	402,223	394,768	410,358
4.50% notes due 2025 – net	248,047	244,966	247,889	244,053
5.25% notes due 2026 – net	598,302	603,471	—	—
4.50% notes due 2027 – net	690,281	675,173	—	—
GE Term loan due 2019	180,000	180,000	—	—
HUD debt – net	82,559	81,158	251,454	266,434
Subordinated debt – net	20,646	24,040	20,747	26,434
Totals	$4,244,917	$4,336,269	$2,378,503	$2,623,641

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

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents and restricted cash: The carrying amount of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days) (Level 1).

•	Direct financing leases: The fair value of the investments in direct financing leases are estimated using a discounted cash flow analysis, using interest rates being offered for similar leases to borrowers with similar credit ratings (Level 3).

•	Mortgage notes receivable: The fair value of the mortgage notes receivables are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Other investments: Other investments are primarily comprised of notes receivable. The fair values of notes receivable are estimated using a discounted cash flow analysis, using interest rates being offered for similar loans to borrowers with similar credit ratings (Level 3).

•	Revolving line of credit and term loans: The fair value of our borrowings under variable rate agreements are estimated using an expected present value technique based on expected cash flows discounted using the current market rates (Level 3).

•	Senior notes and subordinated debt: The fair value of our borrowings under fixed rate agreements are estimated using an expected present value technique based on open market trading activity provided by a third party (Level 2).

•	HUD debt: The fair value of our borrowings under HUD debt agreements are estimated using an expected present value technique based on quotes obtained by HUD debt brokers (Level 2).

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income	$83,254	$61,713	$169,772	$164,359
Less: Net income attributable to noncontrolling interests	(3,852)	—	(5,890)	—
Net income available to common stockholders	$79,402	$61,713	$163,882	$164,359

Denominator:
Denominator for basic earnings per share	184,739	127,464	167,261	126,132
Effect of dilutive securities:
Common stock equivalents	1,483	964	1,580	763
Noncontrolling interest – OP units	8,961	—	5,983	—
Denominator for diluted earnings per share	195,183	128,428	174,824	126,895

Earnings per share – basic:
Net income available to common stockholders	$0.43	$0.48	$0.98	$1.30
Earnings per share – diluted:
Net income	$0.43	$0.48	$0.97	$1.30

NOTE 16 – CONSOLIDATING FINANCIAL STATEMENTS

As of September 30, 2015, we had outstanding: (i) $575 million 6.75% Senior Notes due 2022, (ii) $400 million 5.875% Senior Notes due 2024, (iii) $400 million 4.95% Senior Notes due 2024, (iv) $250 million 4.5% Senior Notes due 2025, (v) $600 million 5.25% Senior Notes due 2026 and (vi) $700 million 4.5% Senior Notes due 2027 (collectively, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of our 100% owned subsidiaries that guarantee other indebtedness of Omega or any of the subsidiary guarantors. All of our subsidiaries that guarantee the Senior Notes also guarantee amounts outstanding under the 2014 Credit Facilities.

The following summarized condensed consolidating financial information segregates the financial information of the non-guarantor subsidiaries from the financial information of Omega Healthcare Investors, Inc. and the subsidiary guarantors under the Senior Notes. Our non-guarantor subsidiaries include all subsidiaries securing secured debt that is currently outstanding and our U.K. subsidiaries. The results and financial position of acquired entities are included from the dates of their respective acquisitions.

The 2014 financial statements presented below have been adjusted to reflect our current guarantor and non-guarantor relationships as of September 30, 2015.

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEETS

Unaudited

(in thousands, except per share amounts)

	September 30, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$6,127,862	$595,617	$-	$6,723,479
Less accumulated depreciation	(930,028)	(28,505)	-	(958,533)
Real estate properties – net	5,197,834	567,112	-	5,764,946
Investments in direct financing leases – net	584,333	-	-	584,333
Mortgage notes receivable	673,759	-	-	673,759
	6,455,926	567,112	-	7,023,038
Other investments	84,684	-	-	84,684
	6,540,610	567,112	-	7,107,722
Assets held for sale – net	10,371	-	-	10,371
Total investments	6,550,981	567,112	-	7,118,093

Cash and cash equivalents	10,334	4,985	-	15,319
Restricted cash	7,065	16,334	-	23,399
Accounts receivable – net	190,838	8,019	-	198,857
Goodwill	539,068	15,681	-	554,749
Investment in affiliates	335,842	-	(335,842)	-
Other assets	677,453	5,613	-	683,066
Total assets	$8,311,581	$617,744	$(335,842)	$8,593,483

LIABILITIES AND EQUITY
Revolving line of credit	$550,000	$-	$-	$550,000
Term loans	500,000	-	-	500,000
Secured borrowings – net	-	391,147	(128,588)	262,559
Unsecured borrowings – net	2,932,358	-	-	2,932,358
Accrued expenses and other liabilities	260,622	7,068	-	267,690
Deferred income taxes	-	16,225	-	16,225
Intercompany payable	-	25,281	(25,281)	-
Total liabilities	4,242,980	439,721	(153,869)	4,528,832

Equity:
Common stock	18,495	-	-	18,495
Equity investment in affiliates	-	162,218	(162,218)	-
Common stock – additional paid-in capital	4,521,448	-	-	4,521,448
Cumulative net earnings	1,311,880	15,761	(15,761)	1,311,880
Cumulative dividends paid	(2,148,833)	-	-	(2,148,833)
Accumulated other comprehensive income (loss)	-	44	(3,994)	(3,950)
Total stockholders’ equity	3,702,990	178,023	(181,973)	3,699,040
Noncontrolling interest	365,611	-	-	365,611
Total equity	4,068,601	178,023	(181,973)	4,064,651
Total liabilities and equity	$8,311,581	$617,744	$(335,842)	$8,593,483

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING BALANCE SHEETS

Unaudited

(in thousands, except per share amounts)

	December 31, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated

ASSETS
Real estate properties
Land and buildings	$3,108,597	$115,188	$—	$3,223,785
Less accumulated depreciation	(805,679)	(16,033)	—	(821,712)
Real estate properties – net	2,302,918	99,155	—	2,402,073
Investments in direct financing leases	539,232	—	—	539,232
Mortgage notes receivable	648,079	—	—	648,079
	3,490,229	99,155	—	3,589,384
Other investments	48,952	—	—	48,952
	3,539,181	99,155	—	3,638,336
Assets held for sale – net	12,792	—	—	12,792
Total investments	3,551,973	99,155	—	3,651,128

Cash and cash equivalents	4,489	—	—	4,489
Restricted cash	15,143	13,933	—	29,076
Accounts receivable – net	163,610	4,566	—	168,176
Investment in affiliates	28,688	—	(28,688)	—
Other assets	60,820	7,956	—	68,776
Total assets	$3,824,723	$125,610	$(28,688)	$3,921,645

LIABILITIES AND EQUITY
Revolving line of credit	$85,000	$—	$—	$85,000
Term loan	200,000	—	—	200,000
Secured borrowings – net	167,379	84,075	—	251,454
Unsecured borrowings – net	1,842,049	—	—	1,842,049
Accrued expenses and other liabilities	128,968	12,847	—	141,815
Intercompany payable	—	19,742	(19,742)	—
Total liabilities	2,423,396	116,664	(19,742)	2,520,318

Equity:
Common stock	12,761	—	—	12,761
Common stock – additional paid-in-capital	2,136,234	—	—	2,136,234
Cumulative net earnings	1,147,998	8,946	(8,946)	1,147,998
Cumulative dividends paid	(1,895,666)	—	—	(1,895,666)
Total stockholders’ equity	1,401,327	8,946	(8,946)	1,401,327
Total liabilities and equity	$3,824,723	$125,610	$(28,688)	$3,921,645

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$152,053	$14,570	$-	$166,623	$399,416	$31,283	$-	$430,699
Income from direct financing leases	15,216	-	-	15,216	44,582	-	-	44,582
Mortgage interest income	17,195	-	-	17,195	51,336	-	-	51,336
Other investment income – net	2,940	-	-	2,940	6,488	-	-	6,488
Total operating revenues	187,404	14,570	-	201,974	501,822	31,283	-	533,105

Expenses
Depreciation and amortization	54,294	5,849	-	60,143	137,379	12,530	-	149,909
General and administrative	10,058	102	-	10,160	26,186	296	-	26,482
Acquisition and merger related costs	3,555	-	-	3,555	52,994	2,513	-	55,507
Impairment loss on real estate properties	1,743	-	-	1,743	14,641	-	-	14,641
Provision for uncollectible mortgages, notes and accounts receivable	301	-	-	301	292	-	-	292
Total operating expenses	69,951	5,951	-	75,902	231,492	15,339	-	246,831

Income before other income and expense	117,453	8,619	-	126,072	270,330	15,944	-	286,274
Other income (expense):
Interest income	1	4	-	5	193	12	-	205
Interest expense	(33,968)	(4,201)	-	(38,169)	(100,099)	(8,677)	-	(108,776)
Interest – amortization of deferred financing costs	(1,852)	(5)	-	(1,857)	(5,020)	(16)	-	(5,036)
Interest – refinancing costs	-	-	-	-	(8,361)	-	-	(8,361)
Equity in earnings	4,149	-	(4,149)	-	6,815	-	(6,815)	-
Total other expense	(31,670)	(4,202)	(4,149)	(40,021)	(106,472)	(8,681)	(6,815)	(121,968)

Income before gain (loss) on assets sold	85,783	4,417	(4,149)	86,051	163,858	7,263	(6,815)	164,306
(Loss) gain on assets sold – net	(2,391)	-	-	(2,391)	6,411	-	-	6,411
Income from continuing operations before income taxes	83,392	4,417	(4,149)	83,660	170,269	7,263	(6,815)	170,717
Income taxes	(138)	(268)	-	(406)	(497)	(448)	-	(945)
Net income	83,254	4,149	(4,149)	83,254	169,772	6,815	(6,815)	169,772
Net income attributable to noncontrolling interest	(3,852)	-	-	(3,852)	(5,890)	-	-	(5,890)
Net income available to common stockholders	$79,402	$4,149	$(4,149)	$79,402	$163,882	$6,815	$(6,815)	$163,882

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Unaudited

(in thousands, except per share amounts)

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated	Issuer & Subsidiary Guarantors	Non – Guarantor Subsidiaries	Elimination	Consolidated
Revenue
Rental income	$94,241	$3,295	$-	$97,536	$279,850	$9,846	$-	$289,696
Income from direct financing leases	14,211	-	-	14,211	42,441	-	-	42,441
Mortgage interest income	16,883	-	-	16,883	36,132	-	-	36,132
Other investment income – net	2,035	-	-	2,035	5,197	-	-	5,197
Total operating revenues	127,370	3,295	-	130,665	363,620	9,846	-	373,466

Expenses
Depreciation and amortization	28,789	1,322	-	30,111	88,927	3,929	-	92,856
General and administrative	5,957	30	-	5,987	18,689	92	-	18,781
Acquisition costs	259	-	-	259	399	-	-	399
Provision for impairment on real estate properties	2,102	-	-	2,102	3,660	-	-	3,660
Provision for uncollectible mortgages, notes and accounts receivable	(15)	-	-	(15)	2,730	-	-	2,730
Total operating expenses	37,092	1,352	-	38,444	114,405	4,021	-	118,426

Income before other income and expense	90,278	1,943	-	92,221	249,215	5,825	-	255,040
Other income (expense):
Interest income	7	4	-	11	25	11	-	36
Interest expense	(30,057)	(816)	-	(30,873)	(84,920)	(2,481)	-	(87,401)
Interest – amortization of deferred financing costs	(1,238)	(5)	-	(1,243)	(3,095)	(16)	-	(3,111)
Interest – refinancing gain (costs)	1,617	-	-	1,617	(3,068)	-	-	(3,068)
Equity in earnings	1,126	-	(1,126)	-	3,339	-	(3,339)	-
Total other expense	(28,545)	(817)	(1,126)	(30,488)	(87,719)	(2,486)	(3,339)	(93,544)

Income before gain (loss) on assets sold	61,733	1,126	(1,126)	61,733	161,496	3,339	(3,339)	161,496
(Loss) gain on assets sold – net	(20)	-	-	(20)	2,863	-	-	2,863
Net income available to common stockholders	$61,713	$1,126	$(1,126)	$61,713	$164,359	$3,339	$(3,339)	$164,359

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30, 2015
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$169,772	$6,815	$(6,815)	$169,772
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	137,379	12,530	—	149,909
Provision for impairment on real estate properties	14,641	—	—	14,641
Provision for uncollectible mortgages, notes and accounts receivable	292	—	—	292
Amortization of deferred financing and refinancing costs	13,381	16	—	13,397
Accretion of direct financing leases	(8,124)	—	—	(8,124)
Stock-based compensation	6,682	—	—	6,682
Gain on assets sold – net	(6,411)	—	—	(6,411)
Amortization of acquired in-place leases - net	(4,264)	—	—	(4,264)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	315	—	—	315
Straight-line rent receivables	(23,091)	(3,474)	—	(26,565)
Lease inducements	347	—	—	347
Effective yield receivable on mortgage notes	(3,159)	—	—	(3,159)
Other operating assets and liabilities	9,511	(354)	6,815	15,972
Net cash provided by operating activities	307,271	15,533	—	322,804
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(110,806)	(177,484)	—	(288,290)
Cash acquired in merger	84,858	—	—	84,858
Investment in construction in progress	(145,276)	—	—	(145,276)
Investment in U.K. subsidiary	(170,245)	170,245	—	—
Investment in direct financing leases	(6,793)	—	—	(6,793)
Placement of mortgage loans	(7,601)	—	—	(7,601)
Proceeds from sale of real estate investments	41,541	—	—	41,541
Capital improvements to real estate investments	(16,356)	(1,798)	—	(18,154)
Proceeds from other investments	37,428	—	—	37,428
Investments in other investments	(49,489)	—	—	(49,489)
Collection of mortgage principal	1,025	—	—	1,025
Net cash used in investing activities	(341,714)	(9,037)	—	(350,751)
Cash flows from financing activities
Proceeds from credit facility borrowings	1,704,000	—	—	1,704,000
Payments on credit facility borrowings	(1,239,000)	—	—	(1,239,000)
Receipts of other long-term borrowings	1,588,124	—	—	1,588,124
Payments of other long-term borrowings	(1,586,661)	(1,402)	—	(1,588,063)
Payments of financing related costs	(30,709)	—	—	(30,709)
Escrow deposit for other long-term borrowing	(614,998)	—	—	(614,998)
Receipts from dividend reinvestment plan	65,665	—	—	65,665
Payments for exercised options and restricted stock – net	(26,168)	—	—	(26,168)
Net proceeds from issuance of common stock	439,738	—	—	439,738
Dividends paid	(253,105)	—	—	(253,105)
Distributions to OP Unit holders	(6,598)	—	—	(6,598)
Net cash provided by (used in) financing activities	40,288	(1,402)	—	38,886

Increase in cash and cash equivalents	5,845	5,094	—	10,939
Effect of foreign currency translation on cash and cash equivalents	—	(109)	—	(109)
Cash and cash equivalents at beginning of period	4,489	—	—	4,489
Cash and cash equivalents at end of period	$10,334	$4,985	$—	$15,319

OMEGA HEALTHCARE INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (in thousands)

	Nine Months Ended September 30, 2014
	Issuer & Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities
Net income	$164,359	$3,339	$(3,339)	$164,359
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,927	3,929	—	92,856
Provision for impairment on real estate properties	3,660	—	—	3,660
Provision for uncollectible mortgages, notes and accounts receivable	2,730	—	—	2,730
Amortization of deferred financing and refinancing costs	6,163	16	—	6,179
Accretion of direct financing leases	(7,242)	—	—	(7,242)
Stock-based compensation	6,570	—	—	6,570
Gain on assets sold – net	(2,863)	—	—	(2,863)
Amortization of acquired in-place leases - net	(3,779)	—	—	(3,779)
Change in operating assets and liabilities – net of amounts assumed/acquired:
Accounts receivable, net	(2,252)	—	—	(2,252)
Straight-line rent receivables	(15,003)	(916)	—	(15,919)
Lease inducements	2,009	—	—	2,009
Effective yield receivable on mortgage notes	(1,731)	—	—	(1,731)
Other operating assets and liabilities	15,407	(3,729)	3,339	15,017
Net cash provided by operating activities	256,955	2,639	—	259,594
Cash flows from investing activities
Acquisition of real estate – net of liabilities assumed and escrows acquired	(47,500)	—	—	(47,500)
Placement of mortgage loans	(528,780)	—	—	(528,780)
Proceeds from sale of real estate investments	4,054	—	—	4,054
Capital improvements to real estate investments	(11,396)	(1,288)	—	(12,684)
Proceeds from other investments	7,952	—	—	7,952
Investments in other investments	(6,711)	—	—	(6,711)
Collection of mortgage principal	122,705	—	—	122,705
Net cash used in investing activities	(459,676)	(1,288)	—	(460,964)
Cash flows from financing activities
Proceeds from credit facility borrowings	756,000	—	—	756,000
Payments on credit facility borrowings	(1,079,000)	—	—	(1,079,000)
Receipts of other long-term borrowings	842,148	—	—	842,148
Payments of other long-term borrowings	(236,681)	(1,351)	—	(238,032)
Payments of financing related costs	(17,319)	—	—	(17,319)
Receipts from dividend reinvestment plan	66,263	—	—	66,263
Payments for exercised options and restricted stock – net	(1,582)	—	—	(1,582)
Net proceeds from issuance of common stock	61,997	—	—	61,997
Dividends paid	(191,269)	—	—	(191,269)
Net cash provided by (used in) financing activities	200,557	(1,351)	—	199,206

Decrease in cash and cash equivalents	(2,164)	—	—	(2,164)
Cash and cash equivalents at beginning of period	2,616	—	—	2,616
Cash and cash equivalents at end of period	$452	$—	$—	$452

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements, Reimbursement Issues and Other Factors Affecting Future Results

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document, including statements regarding potential future changes in reimbursement. This document contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements other than statements of historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, terms such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. These statements are based on information available on the date of this filing and only speak as to the date hereof and no obligation to update such forward-looking statements should be assumed. Our actual results may differ materially from those reflected in the forward-looking statements contained herein as a result of a variety of factors, including, among other things:

(i)	those items discussed under “Risk Factors” in Part I, Item 1A to our annual report on Form 10-K for the year ended December 31, 2014, in Part II, Item 1A of our quarterly report on Form 10-Q for the three months ended March 31, 2015 and in Part II, Item 1A of this report (if any);
(ii)	uncertainties relating to the business operations of the operators of our assets, including those relating to reimbursement by third-party payors, regulatory matters and occupancy levels;
(iii)	the ability of any operators in bankruptcy to reject unexpired lease obligations, modify the terms of our mortgages and impede our ability to collect unpaid rent or interest during the process of a bankruptcy proceeding and retain security deposits for the debtors’ obligations;
(iv)	our ability to sell closed or foreclosed assets on a timely basis and on terms that allow us to realize the carrying value of these assets;
(v)	our ability to negotiate appropriate modifications to the terms of our credit facilities;
(vi)	our ability to manage, re-lease or sell any owned and operated facilities;
(vii)	the availability and cost of capital;
(viii)	changes in our credit ratings and the ratings of our debt securities;
(ix)	competition in the financing of healthcare facilities;
(x)	regulatory and other changes in the healthcare sector;
(xi)	the effect of economic and market conditions generally and, particularly, in the healthcare industry;
(xii)	changes in the financial position of our operators;
(xiii)	changes in interest rates;
(xiv)	the amount and yield of any additional investments;
(xv)	changes in tax laws and regulations affecting real estate investment trusts;
(xvi)	the possibility that we will not realize estimated synergies or growth as a result of our merger with Aviv, or that such benefits may take longer to realize than expected; and
(xvii)	our ability to maintain our status as a real estate investment trust.

Overview

Omega Healthcare Investors, Inc. (“Omega,” “we,” “our” or the “Company”) has one reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom. Our core business is to provide financing and capital to the long-term healthcare industry with a particular focus on skilled nursing facilities (“SNFs”). Our core portfolio consists of long-term leases and mortgage agreements. All of our leases are “triple-net” leases, which require the tenants to pay all property-related expenses. Our mortgage revenue derives from fixed and variable rate mortgage loans, which are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

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

Omega OP is governed by the Second Amended and Restated Agreement of Limited Partnership of OHI Healthcare Properties Limited Partnership, dated as of April 1, 2015 (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company and Merger Sub are the general partners of Omega OP, and have exclusive control over Omega OP’s day-to-day management. As of September 30, 2015, the Company owned approximately 95% of the issued and outstanding units of partnership interest in Omega OP (“Omega OP Units”), and investors owned approximately 5% of the Omega OP Units.

Our portfolio of real estate investments at September 30, 2015, consisted of 947 healthcare facilities, located in 42 states and the United Kingdom and operated by 83 third party operators. Our gross investment in these facilities, net of impairments and before reserve for uncollectible loans, totaled approximately $8.0 billion at September 30, 2015, with approximately 99% of our real estate investments related to long-term care facilities. Our portfolio is made up of: (i) 782 SNFs, (ii) 85 assisted living facilities (“ALFs”), (iii) 16 specialty facilities, (iv) one medical office building, (v) fixed and variable rate mortgages on 56 SNFs and two ALFs and (vi) five SNFs that are closed/held-for-sale. At September 30, 2015, we also held miscellaneous investments of approximately $84.7 million, consisting primarily of secured loans to third-party operators of our facilities.

As of September 30, 2015 and December 31, 2014 we do not have any material properties or operators with facilities that are not materially occupied.

Our consolidated financial statements include the accounts of (i) Omega, (ii) Omega OP, and (iii) all direct and indirect wholly owned subsidiaries of Omega. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

Taxation

Since our inception, we have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”). So long as we qualify as a REIT under the Code, we generally will not be subject to federal income taxes on the REIT taxable income that we distribute to stockholders, subject to certain exceptions. On a quarterly and annual basis, we test our compliance within the REIT taxation rules to ensure that we are in compliance with the REIT rules. We review our distributions and projected distributions each year to ensure we have met and will meet the annual REIT distribution requirements. In 2014 and 2013, we distributed dividends in excess of our taxable income. In 2015, we expect to distribute dividends in excess of our taxable income.

As a result of our UPREIT Conversion, our Company and its subsidiaries may be subject to income or franchise taxes in certain states and municipalities. Also, as a result of our UPREIT Conversion, we created five subsidiary REITs that are subject to all of the REIT qualification rules set forth in the Code.

Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for four of our subsidiaries to be treated as TRSs. Three of our TRSs are subject to federal, state and local income taxes at the applicable corporate rates and the fourth is subject to foreign income taxes. As of September 30, 2015, one of our TRSs had a net operating loss carry-forward of approximately $0.9 million. The loss carry-forward is fully reserved with a valuation allowance as of September 30, 2015.

In connection with our acquisition of Care Homes in May 2015, we acquired 10 legal entities consisting of 23 facilities. The tax basis in these legal entities acquired for United Kingdom taxes was approximately $82 million less than the purchase price. We recorded a preliminary initial deferred tax liability associated with the temporary tax basis difference of approximately $16 million.

During the third quarter of 2015, we recorded approximately $0.1 million of state and local income tax provision and approximately $0.3 million of provision for foreign income taxes. For the nine months ended September 30, 2015 we recorded approximately $0.5 million of state and local income tax provision and approximately $0.4 million of provision for foreign income taxes.

Government Regulation and Reimbursement

The health care industry is heavily regulated. Our operators are subject to extensive and complex federal, state and local healthcare laws and regulations. These laws and regulations are subject to frequent and substantial changes resulting from the adoption of new legislation, rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes, which may be applied retroactively, cannot be predicted. Changes in laws and regulations impacting our operators, in addition to regulatory non-compliance by our operators, can have a significant effect on the operations and financial condition of our operators, which in turn may adversely impact us. See “Item 1A – Risk Factors.” to our annual report on Form 10-K for the year ended December 31, 2014 and “Item 1A – Risk Factors” to our quarterly report on Form 10-Q for the three months ended March 31, 2015. The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

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

However, on June 28, 2012, the Supreme Court ruled that states could not be required to expand Medicaid or risk losing federal funding of their existing Medicaid programs. Thirty-one states and the District of Columbia have expanded or are expanding Medicaid coverage as contemplated by the Healthcare Reform Law, with many of the remaining states involved in a variety of legislative proposals or discussions. HHS has stated that it will consider a limited number of premium assistance demonstration programs from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans that offer very similar benefits as those required by the health insurance exchanges. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents. Indiana, Iowa, Michigan, New Hampshire, and Pennsylvania have also secured waivers.

On April 1, 2014, President Obama signed the “Protecting Access to Medicare Act of 2014” which calls for HHS to develop a value based purchasing program for SNFs aimed at lowering readmission rates. Beginning in 2018, 2% of SNFs’ Medicare payments could be withheld and about 70% of those dollars would be distributed to SNFs with reduced hospital readmissions.

On July 30, 2015, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule outlining the FY 2016 Medicare payment rates for SNFs. Aggregate payments to SNFs are projected to increase by $430 million, or 1.2%, from payments in FY 2015. This estimated increase is attributable to a 2.3% market basket increase, reduced by a 0.6% forecast error adjustment and further reduced by 0.5% in accordance with the multifactor productivity adjustment required by law. The final rule also includes policies that advance setting measurable goals and timelines for paying SNFs based on the quality rather than the quantity of care to patients.

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

Quality of Care Initiatives. The CMS has implemented a number of initiatives focused on the quality of care provided by nursing homes that could affect our operators. For instance, in December 2008, the CMS released quality ratings for all of the nursing homes that participate in Medicare or Medicaid under its “Five Star Quality Rating System.” Facility rankings, ranging from five stars (“much above average”) to one star (“much below average”) are updated on a monthly basis. SNFs are required to provide information for the CMS Nursing Home Compare website regarding staffing and quality measures. Based on this data and the results of state health inspections, SNFs are then rated based on the five-star rating system. In 2015, CMS made changes to the rating system including: (1) revising scoring methodology by which quality measure ratings are calculated for SNFs; (2) increasing the number and type of quality measures that are not solely based on self-reported data and (3) adding critical measures to staffing such as turnover and retention. It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

CMS has incorporated hospital readmissions review into the Quality Indicators Survey. Under Medicare’s Inpatient Prospective Payment System, CMS began adjusting payments to hospitals for excessive readmissions of patients for heart attacks, heart failure and pneumonia during fiscal years beginning on and after October 1, 2012. Long term care facilities are under increased scrutiny to prevent residents from being readmitted to hospitals for these conditions in particular, and have an opportunity to demonstrate their quality of care by reducing their hospital readmission rates. It is anticipated that hospital readmissions will be a consideration in the future in the CMS five-star rating system.

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

Goodwill

Goodwill represents a purchase price in excess of the fair value of assets acquired and liabilities assumed and the cost associated with expanding our investment portfolio. Goodwill is not amortized. We assess goodwill for potential impairment during the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential impairment and measure the amount of impairment we will recognize, if any. We do not expect any of the goodwill to be deductible for tax purposes.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. Additionally, since ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the FASB issued ASU 2015-15, Interest—Imputation of Interest (“ASU 2015-15”) in August 2015. Under ASU 2015-15, an entity may present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This guidance is effective for the Company beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The acquirer must still disclose the amounts and reasons for adjustments to provisional amounts and the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. This guidance is effective for the Company beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

Results of Operations

The following is our discussion of the consolidated results of operations, financial position and liquidity and capital resources, which should be read in conjunction with our unaudited consolidated financial statements and accompanying notes.

Three Months Ended September 30, 2015 and 2014

Operating Revenues

Our operating revenues for the three months ended September 30, 2015, totaled $202.0 million, an increase of $71.3 million over the same period in 2014. The $71.3 million increase was primarily the result of: (i) $57.8 million of rental income associated with the Aviv Merger; (ii) $3.6 million of rental income related to the United Kingdom (“U.K.”) acquisition, (iii) $7.7 million of additional rental income associated with other acquisitions and lease amendments made throughout 2014 and 2015 and (iv) $1.0 million increase in direct financing lease income primarily due to (a) two new direct financing leases assumed in the Aviv Merger and (b) incremental revenue associated with the New Ark direct financing lease.

Operating Expenses

Operating expenses for the three months ended September 30, 2015, totaled $75.9 million, an increase of approximately $37.5 million over the same period in 2014. The increase was primarily due to: (i) a $30.0 million increase in depreciation and amortization expense due to the Aviv Merger and the U.K. acquisition as well as other acquisitions, (ii) a $4.2 million increase in general and administrative expenses primarily due to the Aviv Merger and (iii) a $3.3 million increase in other acquisition costs.

Other Income (Expense)

For the three months ended September 30, 2015, total other expenses were $40.0 million, an increase of approximately $9.5 million over the same period in 2014. The increase was primarily the result of an increase of $7.3 million in interest expense due to an increase in borrowings outstanding to fund new investments since January 2014, including the April 1, 2015 Aviv Merger and May 1, 2015 U.K. acquisition and a decrease of $1.6 million in interest refinancing income. In the third quarter of 2014, we recorded a $1.6 million interest refinancing adjustment (gain) related to the write-off of the unamortized premium net of prepayment penalty on four mortgage loans the Company paid off in September 2014.

Nine Months Ended September 30, 2015 and 2014

Operating Revenues

Our operating revenues for the nine months ended September 30, 2015, totaled $533.1 million, an increase of $159.6 million over the same period in 2014. The $159.6 million increase was primarily the result of: (i) $115.6 million of rental income associated with Aviv Merger; (ii) $6.0 million of rental income related to the U.K. acquisition, (iii) $19.4 million of additional rental income associated with other acquisitions and lease amendments made throughout 2014 and 2015 and (iv) $15.2 million increase in mortgage interest income primarily due to the $415 million new multiple facility mortgage we entered into with an existing operator in the second quarter of 2014.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015, totaled $246.8 million, an increase of approximately $128.4 million over the same period in 2014. The increase was primarily due to: (i) a $57.1 million increase in depreciation and amortization expense due to the Aviv Merger and U.K. acquisition as well as other acquisitions, (ii) a $55.1 million increase in acquisition costs due to the Aviv Merger, U.K. acquisition and other acquisitions, (iii) an $11.0 million increase in the provision for impairments on real estate properties and (iv) a $7.7 million increase in general and administrative expense as a result of the Aviv Merger, offset by a decrease of $2.4 million in provision for uncollectible mortgages, notes and accounts receivable. In the second quarter 2014, we recorded $2.7 million provision for uncollectible receivables related to (i) a write-off of an effective yield interest receivable related to the refinancing (termination) of a mortgage receivable and (ii) a straight-line receivable related to the transition of two facilities from an existing operator to a new operator.

Other Income (Expense)

For the nine months ended September 30, 2015, total other expenses were $122.0 million, an increase of approximately $28.4 million over the same period in 2014. The increase was primarily the result of: (i) an increase of $21.4 million in interest expense due to an increase in borrowings outstanding to fund new investments since January 2014 including the April 1, 2015 Aviv Merger and May 1, 2015 U.K. acquisition and (ii) an increase of approximately $5.3 million in interest refinancing costs. In 2015, we recorded $8.4 million of net interest refinancing related costs including: (i) $11.7 million in costs related to the early redemption of the $200 million 7.5% Senior Notes due 2020 which consisted of: (a) prepayment penalties of approximately $7.5 million, (b) the write-off of deferred financing costs of $2.5 million and (c) the write-off of a discount of $1.7 million, and (ii) a $7.9 million expense related to the prepayment fee for the payoff of the 22 U.S. Department of Housing and Urban Development (“HUD”) loans. These costs were offset by an $11.2 million gain on the extinguishment of the debt due to the write-off of the unamortized premium recorded at the time of acquisition. In 2014, we recorded $3.1 million interest refinancing cost associated with: (i) $2.6 million write-off of deferred financing costs associated with the termination of our previous $700 million senior unsecured credit facility (the “2012 Credit Facilities”) and (ii) $2.0 million write-off of deferred financing costs associated with the termination of the $200 million 2013 term loan facility (the “2013 Term Loan Facility”) partially offset by a $1.6 million interest refinancing adjustment (gain) related to the write-off of the unamortized premium net of prepayment penalty on four mortgage loans the Company paid off in September 2014.

National Association of Real Estate Investment Trusts Funds From Operations

Our funds from operations available to common stockholders (“NAREIT FFO”), for the three months ended September 30, 2015, was $147.5 million, compared to $93.9 million, for the same period in 2014. Our NAREIT FFO for the nine months ended September 30, 2015 was $327.9 million, compared to $258.0 million for the same period in 2014.

We calculate and report NAREIT FFO in accordance with the definition of Funds from Operations and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (“NAREIT”), and, consequently, NAREIT FFO is defined as net income available to common stockholders, adjusted for the effects of asset dispositions and certain non-cash items, primarily depreciation and amortization and impairment on real estate assets. We believe that NAREIT FFO is an important supplemental measure of our operating performance. Because the historical cost accounting convention used for real estate assets requires depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time, while real estate values instead have historically risen or fallen with market conditions. NAREIT FFO was designed by the real estate industry to address this issue. NAREIT FFO herein is not necessarily comparable to NAREIT FFO of other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us.

NAREIT FFO is a non-GAAP financial measure. We use NAREIT FFO as one of several criteria to measure the operating performance of our business. We further believe that by excluding the effect of depreciation, amortization, impairment on real estate assets and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, NAREIT FFO can facilitate comparisons of operating performance between periods and between other REITs. We offer this measure to assist the users of our financial statements in evaluating our financial performance under GAAP, and NAREIT FFO should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following table presents our NAREIT FFO results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)

Net income	$83,254	$61,713	$169,772	$164,359
Add back loss (deduct gain) from real estate dispositions	2,391	20	(6,411)	(2,863)
Sub-total	85,645	61,733	163,361	161,496
Elimination of non-cash items included in net income:
Depreciation and amortization	60,143	30,111	149,909	92,856
Add back impairments on real estate properties	1,743	2,102	14,641	3,660
NAREIT FFO (a)	$147,531	$93,946	$327,911	$258,012

(a)	Includes amounts allocated to Omega stockholders and Omega OP Unit holders.

Portfolio and Recent Developments

$216 Million of New Investments in Q3 2015

During the three months ended September 30, 2015, we completed six separate transactions totaling approximately $216.0 million.

$32.0 Million Acquisition – On September 29, 2015, we purchased two SNFs with 260 operating beds located in Florida for total cash consideration of $32.0 million. These facilities were added to the operator’s master lease with an initial annual cash yield of 9%. We recorded approximately $32.0 million of assets consisting of land ($1.4 million), building and site improvements ($29.0 million), and furniture and fixtures ($1.6 million). We did not record goodwill in connection with this transaction. The Company estimated the fair values of the assets acquired on the acquisition date based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired, as detailed above, are subject to adjustment once the analyses are completed.

$28.5 Million Acquisition – On July 30, 2015, we purchased one SNF with 300 operating beds located in Virginia for total cash consideration of $28.5 million and leased it to a new third party operator. The master lease has an initial term of 10 years, annual escalators of 2.5% and an initial annual cash yield of 9.25%. We recorded approximately $28.5 million of assets consisting of land ($1.9 million), building and site improvements ($24.2 million), and furniture and fixtures ($2.4 million). We did not record goodwill in connection with this transaction.

$10.8 Million Acquisition – On July 1, 2015, we purchased two ALFs with 125 operating beds located in Georgia from an unrelated third party for total cash consideration of $10.8 million and leased it to a new third party operator. The master lease has an initial term of 12 years, annual escalators of approximately 2.5% and an initial annual cash yield of 7% in year one which increases to 8% in year two. We recorded approximately $10.8 million of assets consisting of land ($1.2 million), building and site improvements ($9.0 million), and furniture and fixtures ($0.6 million). We did not record goodwill in connection with this transaction.

$18.0 Million Acquisition – On July 1, 2015, we purchased one SNF and two ALFs with 136 operating beds located in Washington from an unrelated third party for total cash consideration of $18.0 million and leased them to an existing operator. These facilities were added to the operator’s master lease with an initial annual cash yield of approximately 8%. We recorded approximately $18.0 million of assets consisting of land ($2.2 million), building and site improvements ($14.9 million), and furniture and fixtures ($0.9 million). We did not record goodwill in connection with this transaction.

$15.0 Million Acquisition – On July 1, 2015, we purchased six SNFs with 530 beds located in Nebraska from an unrelated third party for total cash consideration of $15.0 million and leased them to an existing operator. These facilities were added to the operator’s master lease with an initial annual cash yield of 9%. We recorded approximately $15.0 million of assets consisting of land ($1.4 million), building and site improvements ($12.1 million), and furniture and fixtures ($1.5 million). We did not record goodwill in connection with this transaction.

Asset Acquisition

$111.7 Million Acquisition – On July 24, 2015, we purchased five buildings located in New York City, New York for approximately $111.7 million. We and our operator plan to construct a 201,000 square-foot assisted living and memory care facility. The properties were added to the operator’s existing master lease. The lease provides for a 5% annual cash yield on the land during the construction phase. Upon issuance of a certification of occupancy, the annual cash yield will increase to 7% in year one and 8% in year two with annual 2.5% annual escalators thereafter.

Acquisition of Aviv by Merger

On April 1, 2015, Omega completed the Aviv Merger, which was structured as a stock-for-stock merger. Under the terms of the Merger Agreement, each outstanding share of Aviv common stock was converted into 0.90 of a share of Omega common stock. In connection with the Aviv Merger, Omega issued approximately 43.7 million shares of common stock to former Aviv stockholders and holders of certain vested equity incentive awards of Aviv. As a result of the Aviv Merger, Omega acquired 342 facilities, two facilities subject to direct financing leases, one medical office building and three mortgages. The facilities are located in 31 states and are operated by 38 third-party operators. Omega also assumed certain outstanding equity awards and other debt and liabilities. Based on the closing price of Omega’s common stock on April 1, 2015, we estimate the fair value of the consideration exchanged or assumed to be approximately $3.8 billion. Omega’s estimated fair values of Aviv’s assets acquired and liabilities assumed on the Aviv Merger date are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the analyses are completed.

In 2015, we incurred approximately $51.1 million in acquisition related costs associated with the Aviv Merger.

For the three and nine months ended September 30, 2015, we recognized approximately $60.1 million and $120.2 million, respectively, of total revenue in connection with the Aviv Merger.

Acquisition of $178 Million of Care Homes in the United Kingdom

On May 1, 2015, we closed on a $178 million purchase/leaseback transaction (the “Care Homes Transaction”) for 23 care homes located in the United Kingdom and operated by Healthcare Homes Holding Limited (“Healthcare Homes”). As part of the transaction, we acquired title to the 23 care homes with 1,018 registered beds and leased them back to Healthcare Homes pursuant to a 12-year master lease agreement with an initial annual cash yield of 7%, and annual escalators of 2.5%. The care homes, comparable to US ALFs, are located throughout the East Anglia region (north of London) of the United Kingdom. Healthcare Homes is headquartered in Colchester (Essex County), England. We recorded approximately $193.8 million consisting of land ($20.7 million), building and site improvements ($152.1 million), furniture and fixtures ($5.3 million) and goodwill ($15.7 million). Omega’s estimated fair values of the care homes’ assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the analyses are completed.

In 2015, we incurred approximately $3.2 million in acquisition related costs associated with the Care Homes Transaction.

For the three and nine months ended September 30, 2015, we recognized approximately $3.6 million and $6.0 million, respectively, of rental revenue in connection with the Care Homes Transaction.

$6.8 Million New Investment in Q1 2015

On January 28, 2015, we purchased one SNF from an unrelated third party for approximately $6.3 million in cash and leased it to an existing operator. The purchase and sale agreement includes a provision that requires us to make an additional payment of $0.5 million to the seller if certain financial metrics of the facility are achieved. We recorded the potential $0.5 million payment as part of the purchase price. The 93 bed SNF, located in Texas, was added to the operator’s existing master lease with an initial annual cash yield of 9.5%. We recorded approximately $6.8 million of assets consisting of land ($0.1 million), building and site improvements ($6.1 million), and furniture and fixtures ($0.6 million). We did not record goodwill in connection with this transaction.

Assets Sales and Impairments

In the first quarter of 2015, we initiated plans to construct a new single facility with an existing operator that would consolidate and replace three existing facilities. As a result, we recorded a total impairment of approximately $6.0 million related to three Florida SNFs to reduce their net book values to their estimated fair values. To estimate the fair value of the facilities, we utilized a market approach and Level 3 inputs.

During the second quarter of 2015, we recorded an impairment of approximately $6.9 million on a Tennessee SNF to reduce its net book value to its estimated fair value less costs to sell. We reclassified this facility to assets held for sale in the third quarter of 2015. To estimate the fair value of the facility, we utilized a market approach and Level 3 inputs.

During the third quarter of 2015, we recorded an impairment of approximately $1.7 million on a New Mexico SNF to reduce its net book value to its estimated fair value less costs to sell. We reclassified this facility to assets held for sale in the third quarter of 2015. To estimate the fair value of the facility, we utilized a market approach and Level 3 inputs.

In the second quarter of 2015, we sold four facilities for total cash proceeds of approximately $26.6 million, generating a gain of approximately $8.8 million. Two of the facilities sold were the result of lessees exercising their purchase option.

In the third quarter of 2015, we sold three facilities for total cash proceeds of approximately $14.7 million, generating a loss of approximately $2.4 million.

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

In the third quarter of 2015, we reclassified two SNF facilities with a carrying value of approximately $4.4 million to assets held for sale. The facilities were located in New Mexico and Tennessee.

Liquidity and Capital Resources

At September 30, 2015, we had total assets of $8.6 billion, total equity of $4.1 billion and debt of $4.2 billion, representing approximately 51.1% of total capitalization.

Financing Activities and Borrowing Arrangements

Certain of our other secured and unsecured borrowings are subject to customary affirmative and negative covenants, including financial covenants. As of September 30, 2015 and December 31, 2014, we were in compliance with all affirmative and negative covenants, including financial covenants, for our secured and unsecured borrowings.

HUD Mortgage Loans Payoff

On March 31, 2015, we paid approximately $154.3 million to retire 21 mortgage loans guaranteed by HUD, totaling approximately $146.9 million. 18 loans had an all-in blended interest rate of 5.35% per annum with maturities between January 2040 and January 2045 and three loans had an all-in blended interest rate of 5.23% per annum with maturities between February 2040 and February 2045. The payoff resulted in a $2.3 million gain on the extinguishment of the debt due to the write-off of the $9.7 million unamortized debt premium recorded at the time of acquisition offset by a prepayment fee of approximately $7.4 million.

On April 30, 2015, we paid approximately $9.1 million to retire one mortgage loan guaranteed by HUD. The loan was assumed as part of an acquisition in a prior year, and had an interest rate of 4.35% per annum with maturity on March 1, 2041. The payoff resulted in a $1.0 million gain on the extinguishment of the debt due to the write-off of the $1.5 million of fair value adjustment recorded at the time of acquisition offset by a prepayment fee of approximately $0.5 million.

General Electric Term Loan

On April 1, 2015, as a result of the Aviv Merger, Omega assumed a $180 million secured term loan with General Electric Capital Corporation (“GE”). On each payment date, Omega pays interest only in arrears on any outstanding principal balance until February 1, 2017 when principal and interest will be paid in arrears based on a thirty year amortization schedule. The interest rate is based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at September 30, 2015 was 4.00%. The initial term expires in December 2019 with the full balance of the loan due at that time.

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

The Revolving Credit Facility is priced at LIBOR plus an applicable percentage (beginning at 130 basis points, with a range of 92.5 to 170 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings, plus a facility fee based on the same ratings (initially 25 basis points, with a range of 12.5 to 30 basis points). The Revolving Credit Facility is used for acquisitions and general corporate purposes. At September 30, 2015, we had a total of $550.0 million borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility matures on June 27, 2018, subject to a one-time option by us to extend such maturity date by one year.

The Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At September 30, 2015, we had a total of $200.0 million in borrowings outstanding under the Term Loan Facility. The Term Loan Facility matures on June 27, 2019.

The Acquisition Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. At September 30, 2015, we had a total of $200.0 million in borrowings outstanding under the Acquisition Term Loan Facility. The Acquisition Term Loan Facility matures on June 27, 2017, subject to Omega’s option to extend the maturity date of the Acquisition Term Loan Facility twice, the first extension until June 27, 2018 and the second extension until June 27, 2019.

Omega OP Term Loan Facility

On April 1, 2015, Omega OP entered into a $100 million senior unsecured term loan facility (the “Omega OP Term Loan Facility”). The Omega OP Term Loan Facility is priced at LIBOR plus an applicable percentage (beginning at 150 basis points, with a range of 100 to 195 basis points) based on our ratings from Standard & Poor’s, Moody’s and/or Fitch Ratings. The Omega OP Term Loan Facility matures on June 27, 2017, subject to Omega OP’s option to extend such maturity date twice, the first extension until June 27, 2018 and the second extension until June 27, 2019. At September 30, 2015, we had a total of $100.0 million borrowings outstanding under the Omega OP Term Loan Facility.

$200 Million 7.5% Senior Notes due 2020 Redemption

On March 13, 2015, Omega redeemed all of its outstanding 7.5% Senior Notes due 2020 (the “2020 Notes”) at a redemption price of approximately $208.7 million, consisting of 103.750% of the principal amount, plus accrued and unpaid interest on such notes to, but not including, the date of redemption.

In connection with the redemption, during the first quarter of 2015, we recorded approximately $11.7 million redemption related costs and write-offs, including $7.5 million in prepayment fees for early redemption and $4.2 million of write-offs associated with unamortized deferred financing and discount costs. The consideration for the redemption of the 2020 Notes was funded from the net proceeds of the 10.925 million share common stock offering. See Note – 9 Dividends and Equity in the accompanying consolidated financial statements.

$700 Million Senior Notes due 2027

On March 18, 2015, we sold $700 million aggregate principal amount of our 4.50% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were sold at an issue price of 98.546% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $683 million. The net proceeds of the offering were used for general corporate purposes, including the repayment of Aviv indebtedness on April 1, 2015 in connection with the Aviv Merger, and repayment of future maturities on Omega’s outstanding debt. The 2027 Notes mature on April 1, 2027 and pay interest semi-annually on April 1st and October 1st.

$600 Million of Senior Notes due 2026

On September 23, 2015, we sold $600 million aggregate principal amount of our 5.250% Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes were sold at an issue price of 99.717% of their face value before the initial purchasers’ discount. Our total net proceeds from the offering, after deducting initial purchasers’ discounts and other offering expenses, were approximately $594.4 million. The net proceeds of the offering were used to repay all of our outstanding $575 million aggregate principal amount 6.75% Senior Notes due 2022 and for general corporate purposes. The 2026 Notes mature on January 15, 2026 and pay interest semi-annually on January 15th and July 15th.

$575 Million 6.75% Senior Notes due 2022 Redemption

On October 26, 2015, we redeemed all of our outstanding 6.75% Senior Notes due 2022 (the “2022 Notes”). As a result of the redemption, during the fourth quarter of 2015, we will record approximately $21.2 million in redemption related costs and write-offs, including $19.4 million for the early redemption or call premiums and $1.8 million in net write-offs associated with unamortized deferred financing costs and original issuance premiums/discounts.

In September 2015, we irrevocably deposited approximately $615.0 million with the trustee of the 2022 Notes. This amount included a redemption premium of 3.375%, semi-annual interest and additional accrued interest to the redemption date of October 26, 2015. The $615.0 million is classified in other assets on our Consolidated Balance Sheet as of September 30, 2015.

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

$500 Million Equity Shelf Program

On September 3, 2015, we entered into separate Equity Distribution Agreements (collectively, the “2015 Agreements”) to sell shares of our common stock having an aggregate gross sales price of up to $500 million (the “2015 Equity Shelf Program”) with several financial institutions, each as a sales agent and/or principal (collectively, the “Managers”). Under the terms of the 2015 Agreements, we may sell shares of our common stock, from time to time, through or to the Managers having an aggregate gross sales price of up to $500 million. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, or as otherwise agreed with the applicable Manager. We will pay each Manager compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Manager under the applicable 2015 Agreement. As of September 30, 2015, we did not issue any shares under the 2015 Equity Shelf Program.

$250 Million Equity Shelf Program Termination

Also on September 3, 2015, we terminated our $250 million Equity Shelf Program (the “2013 Equity Shelf Program”) that we entered into with several financial institutions on March 18, 2013. In 2015, we did not issue any shares under the 2013 Equity Shelf Program.

Since inception of the 2013 Equity Shelf Program, we sold a total of 7.4 million shares of common stock generating total gross proceeds of $233.8 million under the program, before $4.7 million of commissions. As a result of the termination of the 2013 Equity Shelf Program, no additional shares will be issued under the 2013 Equity Shelf Program.

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

Dividend Reinvestment and Common Stock Purchase Plan

For the three month period ended September 30, 2015, approximately 1.0 million shares of our common stock at an average price of $36.25 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $35.6 million. For the nine-month period ended September 30, 2015, approximately 1.8 million shares of our common stock at an average price of $36.62 per share were issued through our Dividend Reinvestment and Common Stock Purchase Program for gross proceeds of approximately $65.7 million.

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

For the three and nine months ended September 30, 2015, we declared and paid total dividends of $101.6 million and declared and paid $253.2 million to our common stockholders, respectively.

On October 14, 2015, the Board of Directors declared a common stock dividend of $0.56 per share, increasing the quarterly common dividend by $0.01 per share over the previous quarter. The common dividends are to be paid November 16, 2015 to common stockholders of record on November 2, 2015.

On July 15, 2015, the Board of Directors declared a common stock dividend of $0.55 per share, increasing the quarter common dividend rate by $0.01 per share over the prior quarter. The common stock dividend was paid on August 17, 2015 to common stockholders of record as of the close of business on July 31, 2015.

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

Cash and cash equivalents totaled $15.3 million as of September 30, 2015, an increase of $10.8 million as compared to the balance at December 31, 2014. The following is a discussion of changes in cash and cash equivalents during the nine months ended September 30, 2015 due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities – Operating activities generated $322.8 million of net cash flow for the nine months ended September 30, 2015, as compared to $259.6 million for the same period in 2014. The increase was primarily additional cash flow generated from new investments, including the facilities acquired and leased throughout 2014 and 2015.

Investing Activities – Net cash flow from investing activities was an outflow of $350.8 million for the nine months ended September 30, 2015, as compared to an outflow of $461.0 million for the same period in 2014. The $110.2 million decrease in cash outflow from investing activities relates primarily to (i) $6.6 million of net mortgage investment made in the first nine months of 2015 compared to $406.1 million of net mortgage investment made in the same period of 2014, (ii) approximately $84.9 million of cash acquired with the Aviv Merger in 2015 and (iii) $37.5 million increase in proceeds from the sale of real estate in the first nine months of 2015 compared to the same period in 2014, offset by (i) an increase of $240.8 million in acquisitions in the first nine months of 2015 compared to the same period of 2014, (ii) an increase of $150.7 million investment in construction in progress and capital improvements in the first nine months of 2015 as compared to the same period of 2014 and (iii) an increase of $13.3 million of net investment in other investments in the first nine months of 2015 as compared to the same period of 2014.

Financing Activities – Net cash flow from financing activities was an inflow of $38.9 million for the nine months ended September 30, 2015 as compared to an inflow of $199.2 million for the same period in 2014. The $160.3 million decrease in cash inflow from financing activities was primarily a result of the following: (i) an increase of $1.4 billion in payments of long term borrowings primarily due to (a) the payoff of approximately $1.2 billion in assumed Aviv debt, (b) early extinguishment of the $200.0 million Senior Notes due 2020 in the first quarter of 2015, and (c) an increase of $44.2 million resulting from a $147.9 million HUD mortgage loans payoff including routine HUD debt principal in the first quarter of 2015, a $9.1 million HUD mortgage loan payoff in the second quarter of 2015, as compared to the $200.0 million 2013 Term Loan Facility paid off in March 2014 and $1.2 million of routine HUD debt principal for the same period in 2014, (ii) a $615.0 million payment deposited to the trustee to call and redeem our $575 million 6.75% Senior Notes due 2022 in October 2015 and (iii) dividend payments increased by $61.8 million due to an increase in number of shares outstanding and an increase of $0.12 per share in the common stock dividends. Offsetting these decreases were: (i) an increase of $788.0 million net proceeds on the credit facility in the first nine months of 2015 compared to the same period in 2014, (ii) an increase in proceeds of $746.0 million in long term borrowings compared to the same period in 2014 and (iii) an increase in net proceeds of $377.8 million from issuance common stock in the first nine months of 2015 as compared to the same period in 2014.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2015, there were no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In connection with the preparation of this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015.

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

Item 6–Exhibits

Exhibit No.
3.1	Articles of Amendment and Restatement of Omega Healthcare Investors, Inc., as amended (incorporated by reference to Exhibit 4.1 to Omega’s Registration Statement on Form S-3 filed with the SEC on September 3, 2015).
4.1	Fifteenth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 6.75% Senior Notes due 2022, including the Form of 6.75% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.2	Thirteenth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 5.875% Senior Notes due 2024, including the Form of 5.875% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.3	Sixth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.950% Senior Notes due 2024, including the Form of 4.950% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.4	Fifth Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.50% Senior Notes due 2025, including the Form of 4.50% Senior Notes and Form of Subsidiary Guarantee related thereto.*
4.5	Second Supplemental Indenture, dated as of August 4, 2015, among Omega Healthcare Investors, Inc., each of the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee, related to the 4.500% Senior Notes due 2027, including the Form of 4.500% Senior Notes and Form of Subsidiary Guarantee related thereto (incorporated by reference to Exhibit 4.2A to Omega’s Registration Statement Report on Form S-4 filed on October 6, 2015).
4.6	Indenture, dated as of September 23, 2015 by and among Omega, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Omega’s Current Report on Form 8-K, filed with SEC on September 29, 2015).
4.7	Registration Rights Agreement dated as of September 23, 2015, by and among Omega, the guarantors named therein, and with Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC for themselves and on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Omega’s Current Report on Form 8-K, filed with the SEC on September 29, 2015).
10.1	Form of Equity Distribution Agreement dated September 3, 2015, entered into by and between Omega Healthcare Investors, Inc. and each of BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Omega’s Current Report on Form 8-K filed with the SEC on September 4, 2015).

10.2	Consulting Agreement, effective as of August 1, 2015, among Omega Healthcare Investors, Inc. Omega Asset Management LLC and R. Lee Crabill, Jr. (incorporated by reference to Exhibit 3.1 to Omega’s Current Report on Form 8-K filed with the SEC on July 31, 2015). +
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Section 1350 Certification of the Chief Executive Officer.*
32.2	Section 1350 Certification of the Chief Financial Officer.*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Exhibits that are filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA HEALTHCARE INVESTORS, INC.
Registrant

Date:	November 6, 2015	By:	/S/ C. TAYLOR PICKETT
C. Taylor Pickett
Chief Executive Officer

Date:	November 6, 2015	By:	/S/ ROBERT O. STEPHENSON
Robert O. Stephenson
Chief Financial Officer

